Form 10-Q
period 1995-09-30
CAPITAL SOUTHWEST CORP
filed 1995-11-14
CIK 17313

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               -------------------

For the Quarter Ended September 30, 1995        Commission File Number: 811-1056


                         CAPITAL SOUTHWEST CORPORATION
             (Exact name of registrant as specified in its charter)

           Texas                                                75-1072796
(State or other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


               12900 Preston Road, Suite 700, Dallas, Texas 75230
          (Address of principal executive offices including zip code)

                                 (214) 233-8242
              (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X          No
                                -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     3,767,051 shares of Common Stock, $1 Par Value as of October 31, 1995

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

ASSETS                                                             September 30, 1995             March 31, 1995
                                                                   ------------------             --------------
                                                                       (Unaudited)
Investments at market or fair value
     Companies more than 25% owned
       (Cost: September 30, 1995 - $25,408,361,
        March 31, 1995 - $15,147,834)                                  $165,178,000                $143,715,000
     Companies 5% to 25% owned
       (Cost: September 30, 1995 - $14,509,509,
       March 31, 1995 - $17,030,438)                                     38,312,000                  31,459,238
     Companies less than 5% owned
       (Cost: September 30, 1995 - $20,440,634
       March 31, 1995 - $17,551,303)                                     41,623,224                  27,586,335
                                                                       ------------                ------------
     Total investments
       (Cost: September 30, 1995- $60,358,504
       March 31, 1995 - $49,729,575)                                    245,113,224                 202,760,573
Cash and cash equivalents                                                80,650,944                   8,372,976
Receivables                                                                 334,262                     243,633
Other assets                                                              2,606,548                   2,434,231
                                                                       ------------                ------------
     Totals                                                            $328,704,978                $213,811,413
                                                                       ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                                                  $ 79,500,000                $          -
Note payable to Skylawn Corporation                                       2,500,000                           -
Accrued interest and other liabilities                                    1,499,962                   1,490,506
Deferred income taxes                                                    65,091,003                  53,951,003
Subordinated debentures                                                  11,000,000                  11,000,000
                                                                       ------------                ------------
     Total liabilities                                                  159,590,965                  66,441,509
                                                                       ------------                ------------

Shareholders' equity
     Common stock, $1 par value: authorized,
       5,000,000 shares; issued, 4,204,416 shares
       at September 30, 1995 and 4,172,416 shares
       at March 31, 1995                                                  4,204,416                   4,172,416
     Additional capital                                                   4,813,121                   4,270,371
     Undistributed net investment income                                  4,729,066                   3,889,288
     Undistributed net realized gain on investments                      41,995,992                  42,287,133
     Unrealized appreciation of investments -
       net of deferred income taxes                                     120,404,720                  99,783,998
     Treasury stock - at cost (437,365 shares)                           (7,033,302)                 (7,033,302)
                                                                       ------------                ------------
     Net assets at market or fair value, equivalent
       to $44.89 per share on the 3,767,051 shares
       outstanding at September 30, 1995, and
       $39.46 per share on the 3,735,051 shares
       outstanding at March 31, 1995                                    169,114,013                 147,369,904
                                                                       ------------                ------------
     Totals                                                            $328,704,978                $213,811,413
                                                                       ============                ============


                (See Notes to Consolidated Financial Statements)

                         CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                           Three Months Ended                 Six Months Ended
                                                              September 30                      September 30
                                                         1995             1994            1995              1994
                                                     -----------      -----------      -----------       ----------
Investment income:
    Interest                                         $   507,221      $   477,044      $ 1,034,274       $  934,103
    Dividends                                            646,449          654,994        1,292,103        1,271,133
    Management and directors' fees                       127,750          128,750          268,300          262,250
                                                     -----------      -----------      -----------       ----------
                                                       1,281,420        1,260,788        2,594,677        2,467,486
                                                     -----------      -----------      -----------       ----------

Operating expenses:
    Interest                                             350,686          361,779          587,395          719,693
    Salaries                                             214,607          175,349          394,206          339,566
    Net pension benefit                                  (43,993)         (60,832)        (104,351)        (120,715)
    Other operating expenses                             110,630          106,269          231,290          217,300
                                                     -----------      -----------      -----------       ----------
                                                         631,930          582,565        1,108,540        1,155,844
                                                     -----------      -----------      -----------       ----------

Income before income taxes                               649,490          678,223        1,486,137        1,311,642
Income tax expense                                        16,114           22,663           37,114           43,663
                                                     -----------      -----------      -----------       ----------

NET INVESTMENT INCOME                                $   633,376      $   655,560      $ 1,449,023       $1,267,979
                                                     ===========      ===========      ===========       ==========

Proceeds from disposition of investments             $         -      $   257,125 $              -       $1,502,569
Cost of investments sold                                       -          434,698                -          730,606
                                                     -----------      -----------      -----------       ----------
Realized gain (loss) on investments
  before income taxes                                          -         (177,573)               -          771,963
Income tax expense (benefit)                                   -          (62,151)               -          270,186
                                                     -----------      -----------      -----------       ----------

NET REALIZED GAIN (LOSS) ON INVESTMENTS                        -         (115,422)               -          501,777
                                                     -----------      -----------      -----------       ----------

Increase  (decrease) in unrealized
  appreciation of investments before income
  taxes and distributions                             36,968,158        5,665,555       40,988,026         (771,416)
Increase (decrease) in deferred income
  taxes on appreciation of investments                 9,696,000        1,984,000       11,103,000         (269,000)
                                                     -----------      -----------      -----------       ----------
NET INCREASE (DECREASE) IN UNREALIZED
  APPRECIATION OF INVESTMENTS BEFORE
  DISTRIBUTIONS                                       27,272,158        3,681,555       29,885,026         (502,416)
                                                     -----------      -----------      -----------       ----------

NET REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS                                     $27,272,158      $ 3,566,133      $29,885,026       $     (639)
                                                     ===========      ===========      ===========       ==========

INCREASE IN NET ASSETS FROM OPERATIONS
  BEFORE DISTRIBUTIONS                               $27,905,534      $ 4,221,693      $31,334,049       $1,267,340
                                                     ===========      ===========      ===========       ==========





                (See Notes to Consolidated Financial Statements)

                         CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets


                                                                    Six Months Ended            Year Ended
                                                                   September 30, 1995         March 31, 1995
                                                                   ------------------         --------------
                                                                       (Unaudited)
Operations
     Net investment income                                            $  1,449,023             $  2,446,653
     Net realized gain on investments                                            -                  142,403
     Net increase in unrealized appreciation
       of investments before distributions                              29,885,026               13,583,731
                                                                      ------------             ------------
     Increase in net assets from operations
       before distributions                                             31,334,049               16,172,787

Distributions from:
     Undistributed net investment income                                  (747,010)              (2,241,031)
     Undistributed net realized gain on investments                       (153,376)                       -
     Unrealized appreciation of investments                             (9,264,304)                       -

Capital share transactions
     Exercise of employee stock options                                    574,750                  384,750
                                                                      ------------             ------------

     Increase in net assets                                             21,744,109               14,316,506

Net assets, beginning of period                                        147,369,904              133,053,398
                                                                      ------------             ------------

Net assets, end of period                                             $169,114,013             $147,369,904
                                                                      ============             ============





                (See Notes to Consolidated Financial Statements)

                         CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               Three Months Ended                Six Months Ended
                                                                  September 30                     September 30
                                                                  ------------                     ------------
                                                             1995             1994             1995            1994
                                                         -----------      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Increase in net assets from operations
  before distributions                                   $27,905,534      $ 4,221,693      $31,334,049      $ 1,267,340
Adjustments to reconcile increase in net
  assets from operations before distributions
  to net cash provided  by operating activities:
  Depreciation and amortization                                7,606           11,336           15,214           22,170
  Net pension benefit                                        (43,993)         (60,832)        (104,351)        (120,715)
  Net realized and unrealized gain
     on investments                                      (27,272,158)      (3,566,133)     (29,885,026)         (66,850)
  Increase in receivables                                    (78,381)        (278,601)         (90,630)        (304,184)
  (Increase) decrease in other assets                         14,695            4,258          (17,550)         (34,232)
  Decrease in accrued interest and
     other liabilities                                        (7,396)        (296,933)         (56,173)         (26,206)
  Deferred income taxes                                       16,000           21,000           37,000           42,000
                                                         -----------      -----------      -----------      -----------
Net cash provided by operating activities                    541,907           55,788        1,232,533          779,323
                                                         -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of investments                           -          257,125                -        1,502,569
Purchases of securities                                  (10,877,132)      (3,981,200)     (10,877,132)      (6,846,935)
Maturities of securities                                           -                -          110,669                -
                                                         -----------      -----------      -----------      -----------
Net cash used by investing activities                    (10,877,132)      (3,724,075)     (10,766,463)      (5,344,366)
                                                         -----------      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in notes payable
  to bank                                                 79,500,000                -       79,500,000      (75,000,000)
Increase in note payable to Skylawn
  Corporation                                              2,500,000                -        2,500,000                -
Distributions from undistributed net
  investment income                                                -                -         (747,010)        (747,010)
Distributions from undistributed net
  realized gain on investments                               (15,842)               -          (15,842)               -
Proceeds from exercise of employee
  stock options                                              574,750                -          574,750          384,750
                                                         -----------      -----------      -----------      -----------
Net cash provided (used) by financing
  activities                                              82,558,908                -       81,811,898      (75,362,260)
                                                         -----------      -----------      -----------      -----------
Net increase (decrease) in cash and cash
  equivalents                                             72,223,683       (3,668,287)      72,277,968      (79,927,303)
Cash and cash equivalents at beginning
  of period                                                8,427,261       18,023,621        8,372,976       94,282,637
                                                         -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period               $80,650,944      $14,355,334      $80,650,944      $14,355,334
                                                         ===========      ===========      ===========      ===========


                                  (Continued)


                (See Notes to Consolidated Financial Statements)

                         CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


Continued

                                                               Three Months Ended                Six Months Ended
                                                                  September 30                     September 30
                                                                  ------------                     ------------
                                                            1995             1994             1995            1994
                                                        ------------     ------------     ------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                              $    354,305     $    509,554     $    553,757    $     718,089
  Income taxes                                          $        114     $         49     $        114    $      15,049


SUPPLEMENTAL DISCLOSURE OF FINANCING ACTIVITIES:
On July 31, 1995, Capital Southwest Corporation distributed to its shareholders 752,147 shares of common stock of Palm Harbor Homes, Inc., which had a fair market value of $12.50 per share, or $9,401,838.





                (See Notes to Consolidated Financial Statements)

                     CAPITAL SOUTHWEST VENTURE CORPORATION
           (wholly-owned subsidiary of Capital Southwest Corporation)
                        Statement of Financial Condition
                               September 30, 1995
                                  (Unaudited)

ASSETS

Investments at market or fair value
    Companies more than 25% owned (Cost - $8,223,737)                                       $ 49,584,706
    Companies 5% to 25% owned (Cost - $3,444,369)                                              8,267,400
    Companies less than 5% owned (Cost - $11,479,146)                                         21,594,048
                                                                                            ------------
      Total investments (Cost - $23,147,252)                                                  79,446,154
Cash and cash equivalents                                                                     80,326,319
Interest and dividends receivable                                                                142,964
Other assets                                                                                      73,575
                                                                                            ------------
             Total                                                                          $159,989,012
                                                                                            ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Note payable to Capital Southwest Corporation                                               $ 75,000,000
Accrued interest and other liabilities                                                           339,726
Deferred income taxes                                                                         19,575,959
Subordinated debentures                                                                       11,000,000
                                                                                            ------------
        Total liabilities                                                                    105,915,685
                                                                                            ------------

Shareholder's equity
    Common stock, $1 par value: authorized 5,000,000 shares;
      issued and outstanding, 1,000,000 shares                                                 1,000,000
    Additional capital                                                                        15,606,949
    Undistributed net investment income                                                        1,120,703
    Accumulated net realized loss on investments                                                (264,227)
    Unrealized appreciation of investments - net of deferred
      income taxes                                                                            36,609,902
                                                                                            ------------
        Shareholder's equity                                                                  54,073,327
                                                                                            ------------
             Total                                                                          $159,989,012
                                                                                            ============





                (See Notes to Consolidated Financial Statements)

                    CAPITAL SOUTHWEST VENTURE CORPORATION
          (wholly-owned subsidiary of Capital Southwest Corporation)
                           Statement of Operations
                     Six Months Ended September 30, 1995
                                 (Unaudited)


Investment income:
   Interest                                                                                  $   816,607
   Dividends                                                                                     598,468
                                                                                             -----------
                                                                                               1,415,075
                                                                                             -----------
Operating expenses:
   Interest                                                                                      496,731
   Management fee                                                                                102,350
   Miscellaneous                                                                                   7,500
                                                                                             -----------
                                                                                                 606,581
                                                                                             -----------

NET INVESTMENT INCOME                                                                        $   808,494
                                                                                             ===========

Net increase in unrealized appreciation of investments
    before distribution (net of increase in deferred
    income taxes of $44,000)                                                                   9,363,091
                                                                                             -----------

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS                                              $ 9,363,091
                                                                                             ===========

INCREASE IN SHAREHOLDER'S EQUITY FROM OPERATIONS
  BEFORE DISTRIBUTION                                                                        $10,171,585
                                                                                             ===========


                 Statements of Changes in Shareholder's Equity

                                                                Six Months Ended                       Year Ended
                                                               September 30, 1995                    March 31, 1995
                                                               ------------------                    --------------
                                                                   (Unaudited)

Net investment income                                             $   808,494                       $   784,699
Net realized gain on investments                                            -                            15,097
Net increase in unrealized appreciation of
  investments before distribution                                   9,363,091                         5,412,310
                                                                  -----------                       -----------
Increase in shareholder's equity from operations
  before distribution                                              10,171,585                         6,212,106

Capital contribution by Capital Southwest Corporation               2,500,000                                 -
Distributions to Capital Southwest Corporation from:
  Undistributed net investment income                                       -                          (718,146)
  Accumulated net realized loss on investments                       (137,765)                                -
  Unrealized appreciation of investments                           (9,279,873)                                -
                                                                  -----------                       -----------

Increase in shareholder's equity                                    3,253,947                         5,493,960

Shareholder's equity, beginning of period                          50,819,380                        45,325,420
                                                                  -----------                       -----------

SHAREHOLDER'S EQUITY, END OF PERIOD                               $54,073,327                       $50,819,380
                                                                  ===========                       ===========


                (See Notes to Consolidated Financial Statements)

                     CAPITAL SOUTHWEST VENTURE CORPORATION
          (wholly-owned subsidiary of Capital Southwest Corporation)
                           Statement of Cash Flows
                     Six Months Ended September 30, 1995
                                 (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES

Increase in shareholder's equity from operations before distribution                            $  10,171,585
Adjustments to reconcile increase in shareholder's equity from operations before distribution to net cash provided by operating activities:
  Net realized and unrealized gain on investments                                                  (9,363,091)
  Decrease in interest and dividends receivable                                                        38,300
  Decrease in other assets                                                                              8,216
  Increase in accrued interest and other liabilities                                                   22,238
                                                                                                -------------
Net cash provided by operating activities                                                             877,248
                                                                                                -------------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities                                                                               (77,667)
Maturities of securities                                                                               99,572
                                                                                                -------------
Net cash provided by investing activities                                                              21,905
                                                                                                -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in note payable to Capital Southwest Corporation                                          75,000,000
                                                                                                -------------


Net increase in cash and cash equivalents                                                          75,899,153
Cash and cash equivalents at beginning of period                                                    4,427,166
                                                                                                -------------
Cash and cash equivalents at end of period                                                      $  80,326,319
                                                                                                =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                                      $     464,110
  Income taxes                                                                                  $         114


SUPPLEMENTAL DISCLOSURE OF FINANCING ACTIVITIES:
On July 31, 1995, Capital Southwest Venture Corporation distributed to Capital Southwest Corporation 753,411 shares of common stock of Palm Harbor Homes, Inc., which had a fair market value of $12.50 per share, or $9,417,638.





                (See Notes to Consolidated Financial Statements)

                         CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.     Basis of Presentation

       The accompanying consolidated financial statements, which include the accounts of Capital Southwest Corporation and its wholly-owned small business investment company subsidiary (the "Company"), have been prepared on the value basis in accordance with generally accepted accounting principles for investment companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

       The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1995. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

2.     Summary of Per Share Information

                                                           Three Months Ended                Six Months Ended
                                                              September 30                     September 30
                                                              ------------                     ------------
                                                         1995             1994            1995              1994
                                                        ------           ------          ------            ------
    Investment income                                   $  .34           $  .34          $  .69            $  .66
    Operating expenses                                    (.08)            (.05)           (.14)             (.12)
    Interest expense                                      (.09)            (.10)           (.16)             (.19)
    Income taxes                                             -             (.01)           (.01)             (.01)
                                                        ------           ------          ------            ------
    Net investment income                                  .17              .18             .38               .34
    Distributions from undistributed
      net investment income                                  -                -            (.20)             (.20)
    Distributions from net realized
      gain on investments                                 (.04)               -            (.04)                -
    Distributions from unrealized
      appreciation of investments                        (2.46)               -           (2.46)                -
    Net realized gain (loss) on investments                  -             (.03)              -               .14
    Net increase (decrease) in unrealized
      appreciation of investments before
       distributions                                      7.24              .99            7.94              (.13)
    Exercise of employee stock options (1)                (.19)               -            (.19)             (.09)
                                                        ------           ------          ------            ------
    Net increase in net asset value                       4.72             1.14            5.43               .06
    Net asset value:
      Beginning of period                                40.17            34.73           39.46             35.81
                                                        ------           ------          ------            ------
      End of period                                     $44.89           $35.87          $44.89            $35.87
                                                        ======           ======          ======            ======
    Shares outstanding at end of period
      (000s omitted)                                     3,767            3,735           3,767             3,735




(1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Interest income in the six months ended September 30, 1995 increased from the year-ago period primarily because of additional interest payments by portfolio companies offset somewhat by a decrease in cash and cash equivalents (excluding the $75,000,000 loan proceeds) arising from (a) additional investments in non-interest bearing securities and (b) the repayment by the Company of a $4,000,000 12.145% subordinated debenture on March 1, 1995. During the six months ended September 30, 1995 and 1994, the Company recorded dividend income from the following sources:

                                                                          Six Months Ended
                                                                            September 30
                                                                            ------------
                                                                        1995            1994
                                                                    -----------      -----------
                 The RectorSeal Corporation                         $   600,001      $   600,001
                 Alamo Group Inc.                                       532,000          478,800
                 Cherokee Communications, Inc.                           72,000          108,000
                 Westmarc Communications, Inc.                           40,635           40,635
                 Other                                                   47,467           43,697
                                                                    -----------      -----------
                                                                    $ 1,292,103      $ 1,271,133
                                                                    ===========      ===========

        Interest expense in the six months ended September 30, 1995 decreased from the year-ago period due to the repayment of the subordinated debenture as described above. Salaries in the six months ended September 30, 1995 increased from the year-ago period due to one additional staff member and routine annual compensation increases.

        Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                                             Three Months Ended                 Six Months Ended
                                                                September 30                      September 30
                                                                ------------                      ------------
                                                           1995             1994             1995              1994
                                                       -----------     ------------      -----------       ------------
   Alamo Group Inc.                                    $ 1,609,000     $ (1,172,000)     $ 3,920,000       $ (6,928,000)
   American Homestar Corporation                           970,025          559,758        1,258,113            648,508
   CrossTies Software Corporation                                -          (75,000)               -           (575,000)
   Data Race, Inc.                                      (2,621,300)               -       (1,809,300)          (277,200)
   Dennis Tool Company                                           -                -         (800,000)                 -
   Encore Wire Corporation                                (455,400)       2,438,750       (3,567,000)         5,013,250
   Intelligent Electronics, Inc.                          (512,500)         181,250         (112,500)          (806,250)
   Mail-Well, Inc.                                       3,669,990                -        3,669,990                  -
   MESC Holdings, Inc.                                  13,000,000                -       13,000,000                  -
   Mylan Laboratories, Inc.                                (48,107)         363,477         (133,631)           684,192
   Palm Harbor Homes, Inc.                              17,290,777        4,484,600       17,290,777          4,484,600
   PETsMART, Inc. (formerly Petstuff, Inc.)              4,168,906                -        6,622,950            615,120
   The RectorSeal Corporation                                    -                -                -          1,000,000
   Skylawn Corporation                                           -       (2,000,000)               -         (5,000,000)
   Tecnol Medical Products, Inc.                          (505,351)         186,164           45,941            282,702
   Tele-Communications, Inc.                               135,000          326,250          573,750            258,750


         On July 31, 1995, Capital Southwest Corporation distributed 752,147 shares of common stock of Palm Harbor Homes, Inc. on the basis of one share for each five shares of Capital Southwest common stock of record on July 17, 1995. Cash payments were made in lieu of Palm Harbor common stock to record holders of fewer than 50 shares of Capital Southwest common stock and in lieu of fractional shares. The fair market value of Palm Harbor common stock on the July 31, 1995 distribution date was determined to be $12.50 per share.

         During the quarter ended September 30, 1995, the Company made additional investments of $10,877,132 in existing portfolio companies.

         On October 2, 1995, the Company repaid $75,000,000 of the notes payable to bank from its cash and cash equivalents.




                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on July 17, 1995, with the following results of elections and approval:

                                                                                  Votes Cast
                                                                 ---------------------------------------------
                                                                               Against/           Abstentions/
                                                                   For         Withheld             Non-Votes
                                                                 ------        --------           ------------
    a.  The following Directors were elected
        to serve until the next Annual Meeting
        of Stockholders:

                 Graeme W. Henderson                             3,239,278         2,848           492,925
                 Gary L. Martin                                  3,228,964        13,162           492,925
                 James M. Nolan                                  3,239,278         2,848           492,925
                 William R. Thomas                               3,239,404         2,722           492,925
                 John H. Wilson                                  3,238,378         3,748           492,925

    b.  KPMG Peat Marwick LLP was
        approved as the Company's
        auditors for the 1996 fiscal year.                       3,209,067         3,988           521,996



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 27 Financial Data Schedule

          (b)  Reports on Form 8-K
               No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CAPITAL SOUTHWEST CORPORATION


Date:            November 13, 1995      By: /s/William R. Thomas
      -------------------------------       ------------------------------------
                                            William R. Thomas, President

Date:            November 13, 1995      By: /s/Tim Smith
      -------------------------------       ------------------------------------
                                            Tim Smith, Vice President
                                            and Secretary-Treasurer

                                EXHIBIT INDEX
                                -------------

Exhibit Number           Description
--------------           -----------

     27                  Financial Data Schedule