Form 10-Q
period 1995-12-31
CAPITAL SOUTHWEST CORP
filed 1996-02-13
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549
			     ______________________


				   FORM 10-Q


		 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		      OF THE SECURITIES EXCHANGE ACT OF 1934
			     ______________________


For the Quarter Ended December 31, 1995        Commission File Number: 811-1056


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

	Yes _X_  No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,767,051 shares of Common Stock, $1 Par Value as of January 31, 1996
      1

			PART I.  FINANCIAL INFORMATION
			------------------------------
Item 1. Financial Statements

		  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
		 Consolidated Statements of Financial Condition
		 ----------------------------------------------

Assets                                         December 31, 1995       March 31, 1995
					       -----------------       --------------
						  (Unaudited)
Investments at market or fair value
   Companies more than 25% owned
     (Cost: December 31, 1995 - $21,944,361,
	    March 31, 1995 - $15,147,834)         $  176,219,000       $  143,715,000
   Companies 5% to 25% owned
     (Cost: December 31, 1995 - $12,750,404,
	    March 31, 1995 - $17,030,438)             17,062,510           31,459,238
   Companies less than 5% owned
     (Cost: December 31, 1995 - $39,157,601,
	    March 31, 1995 - $17,551,303)             61,972,073           27,586,335
						    ------------         ------------
   Total investments
     (Cost: December 31, 1995 - $73,852,366,
	    March 31, 1995 - $49,729,575)            255,253,583          202,760,573
Cash and cash equivalents                             60,012,209            8,372,976
Receivables                                              763,271              243,633
Other assets                                           2,625,557            2,434,231
						    ------------         ------------
   Totals                                         $  318,654,620       $  213,811,413
						    ============         ============

Liabilities and Shareholders' Equity

Notes payable to bank                             $   54,425,000       $       -
Note payable to Skylawn Corporation                    2,500,000               -
Accrued interest and other liabilities                 2,135,274            1,490,506
Income taxes payable                                   6,284,110               -
Deferred income taxes                                 63,591,128           53,951,003
Subordinated debentures                               11,000,000           11,000,000
						    ------------         ------------
   Total liabilities                                 139,935,512           66,441,509
						    ------------         ------------

Shareholders' equity
   Common stock, $1 par value: authorized,
     5,000,000 shares; issued, 4,204,416 shares
     at December 31, 1995 and 4,172,416 shares
     at March 31, 1995                                 4,204,416            4,172,416
   Additional capital                                  4,813,121            4,270,371
   Undistributed net investment income                 4,018,092            3,889,288
   Undistributed net realized gain on investments     54,491,564           42,287,133
   Unrealized appreciation of investments -
     net of deferred income taxes                    118,225,217           99,783,998
   Treasury stock - at cost (437,365 shares)          (7,033,302)          (7,033,302)
						    ------------         ------------

   Net assets at market or fair value, equivalent
     to $47.44 per share on the 3,767,051 shares
     outstanding at December 31, 1995, and
     $39.46 per share on the 3,735,051 shares
     outstanding at March 31, 1995                   178,719,108          147,369,904
						    ------------         ------------
   Totals                                         $  318,654,620       $  213,811,413
						    ============         ============

		  (See Notes to Consolidated Financial Statements)
      2
			 CAPITAL SOUTHWEST CORPORATION
				AND SUBSIDIARY
		     Consolidated Statements of Operations
		     -------------------------------------
				  (Unaudited)

						 Three Months Ended           Nine Months Ended
						    December 31                  December 31
						 1995          1994            1995          1994
					     ------------  ------------    ------------  ------------
Investment income:
    Interest                                 $    463,764  $    458,211    $  1,498,038  $  1,392,314
    Dividends                                   1,502,418       712,657       2,794,521     1,983,790
    Management and directors' fees                149,350       127,750         417,650       390,000
					     ------------  ------------    ------------  ------------
						2,115,532     1,298,618       4,710,209     3,766,104
					     ------------  ------------    ------------  ------------
Operating expenses:
    Interest                                      829,393       361,778       1,416,788     1,081,471
    Salaries                                      221,142       212,301         615,348       551,867
    Net pension benefit                           (52,175)      (60,357)       (156,526)     (181,072)
    Other operating expenses                      163,226       161,201         394,516       378,501
					     ------------  ------------    ------------  ------------
						1,161,586       674,923       2,270,126     1,830,767
					     ------------  ------------    ------------  ------------
Income before income taxes                        953,946       623,695       2,440,083     1,935,337
Income tax expense (benefit)                       20,334       (13,760)         57,448        29,903
					     ------------  ------------    ------------  ------------
Net investment income                        $    933,612  $    637,455    $  2,382,635  $  1,905,434
					     ============  ============    ============  ============

Proceeds from disposition of investments       20,919,308       199,706      20,919,308     1,702,275
Cost of investments sold                        2,621,266       602,588       2,621,266     1,333,194
					     ------------  ------------    ------------  ------------
Realized gain (loss) on investments
  before income taxes                          18,298,042      (402,882)     18,298,042       369,081
Income tax expense (benefit)                    5,940,235      (141,007)      5,940,235       129,179
					     ------------  ------------    ------------  ------------
Net realized gain (loss) on investments        12,357,807      (261,875)     12,357,807       239,902
					     ------------  ------------    ------------  ------------
Increase  (decrease) in unrealized
  appreciation of investments before income
  taxes and distributions                      (3,353,503)    2,735,654      37,634,523     1,964,238
Increase (decrease) in deferred income
   taxes on appreciation of investments        (1,174,000)      956,000       9,929,000       687,000
					     ------------  ------------    ------------  ------------
Net increase (decrease) in unrealized
   appreciation of investments before
   distributions                               (2,179,503)    1,779,654      27,705,523     1,277,238
					     ------------  ------------    ------------  ------------
Net realized and unrealized gain
  on investments                             $ 10,178,304  $  1,517,779    $ 40,063,330  $  1,517,140
					     ============  ============    ============  ============
Increase in net assets from operations
  before distributions                       $ 11,111,916  $  2,155,234    $ 42,445,965  $  3,422,574
					     ============  ============    ============  ============
	       (See Notes to Consolidated Financial Statements)

      3

		       CAPITAL SOUTHWEST CORPORATION
			      AND SUBSIDIARY
	       Consolidated Statements of Changes in Net Assets
	       ------------------------------------------------

						  Nine Months Ended      Year Ended
						  December 31, 1995    March 31, 1995
						  -----------------    --------------
						     (Unaudited)
Operations
    Net investment income                           $    2,382,635      $  2,446,653
    Net realized gain on investments                    12,357,807           142,403
    Net increase in unrealized appreciation
      of investments before distributions               27,705,523        13,583,731
						    --------------      ------------
    Increase in net assets from operations
      before distributions                              42,445,965        16,172,787

Distributions from:
	Undistributed net investment income             (2,253,831)       (2,241,031)
	Undistributed net realized gain on investments    (153,376)            -
	Unrealized appreciation of investments          (9,264,304)            -

Capital share transactions
	Exercise of employee stock options                 574,750           384,750
						    --------------      ------------

	Increase in net assets                          31,349,204        14,316,506

Net assets, beginning of period                        147,369,904       133,053,398
						    --------------      ------------

Net assets, end of period                           $  178,719,108      $147,369,904
						    ==============      ============






	       (See Notes to Consolidated Financial Statements)
      4

		       CAPITAL SOUTHWEST CORPORATION
			       AND SUBSIDIARY
		    Consolidated Statements of Cash Flows
		    -------------------------------------
				(Unaudited)

						 Three Months Ended             Nine Months Ended
						     December 31                   December 31
					     --------------------------    --------------------------
						 1995          1994            1995          1994
					     ------------  ------------    ------------  ------------
Cash flows from operating activities
Increase in net assets from operations
  before distributions                       $ 11,111,916  $  2,155,234    $ 42,445,965  $  3,422,574
Adjustments to reconcile increase in net
  assets from operations before
  distributions to net cash provided
  by operating activities:
    Depreciation and amortization                   8,147         9,566          23,361        31,736
    Net pension benefit                           (52,175)      (60,357)       (156,526)     (181,072)
    Net realized and unrealized gain
      on investments                          (10,178,304)   (1,517,779)    (40,063,330)   (1,584,629)
    Decrease (increase) in receivables           (429,008)      278,775        (519,638)      (25,409)
    (Increase) decrease in other assets            57,832        20,250          40,282       (13,982)
    Increase in accrued interest and
      other liabilities                           602,499       196,028         546,326       169,822
    Deferred income taxes                          18,000        21,000          55,000        63,000
					     ------------  ------------    ------------  ------------
    Net cash provided by operating activities   1,138,907     1,102,717       2,371,440     1,882,040
					     ------------  ------------    ------------  ------------
Cash flows from investing activities
Proceeds from disposition of investments          964,708       109,406         964,708     1,611,975
Purchases of securities                        (1,101,684)   (2,709,941)    (11,978,816)   (9,556,876)
Maturities of securities                        4,941,155       574,625       5,051,824       574,625
					     ------------  ------------    ------------  ------------
Net cash provided (used) by investing
  activities                                    4,804,179    (2,025,910)     (5,962,284)   (7,370,276)
					     ------------  ------------    ------------  ------------
Cash flows from financing activities
Increase (decrease) in notes payable to bank  (25,075,000)        -          54,425,000   (75,000,000)
Increase in note payable to Skylawn
  Corporation                                       -             -           2,500,000        -
Distributions from undistributed net
  investment income                            (1,506,821)   (1,494,021)     (2,253,831)   (2,241,031)
Distributions from undistributed net
  realized gain on investments                      -             -             (15,842)        -
Proceeds from exercise of employee
  stock options                                     -             -             574,750       384,750
					     ------------  ------------    ------------  ------------
Net cash provided (used) by financing
  activities                                  (26,581,821)   (1,494,021)     55,230,077   (76,856,281)
					     ------------  ------------    ------------  ------------
Net increase (decrease) in cash and cash
  equivalents                                 (20,638,735)   (2,417,214)     51,639,233   (82,344,517)
Cash and cash equivalents at beginning
  of period                                    80,650,944    14,355,334       8,372,976    94,282,637
					     ------------  ------------    ------------  ------------
Cash and cash equivalents at end of period   $ 60,012,209  $ 11,938,120    $ 60,012,209  $ 11,938,120
					     ============  ============    ============  ============

				 (Continued)
	       (See Notes to Consolidated Financial Statements)
      5
			CAPITAL SOUTHWEST CORPORATION
			       AND SUBSIDIARY
		    Consolidated Statements of Cash Flows
		    -------------------------------------
				(Unaudited)


Continued
---------

						     Three Months Ended             Nine Months Ended
							 December 31                   December 31
						     ------------------             -----------------
						       1995         1994            1995          1994
						  ------------  ------------    ------------  -----------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                        $    233,360  $    200,548    $    787,117  $    918,637
  Income taxes                                    $          9  $      -        $        123  $     15,049

Supplemental disclosure of financing activities:
On July 31, 1995, Capital Southwest Corporation distributed to its shareholders 752,147 shares of common stock of Palm Harbor Homes, Inc., which had a fair market value of $12.50 per share, or $9,401,838.






		(See Notes to Consolidated Financial Statements)
      6

		      CAPITAL SOUTHWEST VENTURE CORPORATION
	    (wholly-owned subsidiary of Capital Southwest Corporation)
			Statement of Financial Condition
			--------------------------------
			      December 31, 1995
			      -----------------
				 (Unaudited)

Assets
Investments at market or fair value
  Companies more than 25% owned (Cost - $4,759,737)            $  47,448,706
  Companies 5% to 25% owned (Cost - $3,814,816)                    6,667,905
  Companies less than 5% owned (Cost - $10,360,982)               22,017,263
							       -------------
    Total investments (Cost - $18,935,535)                        76,133,874
Cash and cash equivalents                                          9,705,700
Receivables                                                          537,167
Other assets                                                          66,760
							       -------------
		 Total                                         $  86,443,501
							       =============

Liabilities and Shareholder's Equity

Accrued interest and other liabilities                         $   1,162,484
Deferred income taxes                                             20,004,000
Subordinated debentures                                           11,000,000
							       -------------
	    Total liabilities                                     32,166,484
							       -------------

Shareholder's equity
  Common stock, $1 par value: authorized 5,000,000 shares;
    issued and outstanding, 1,000,000 shares                       1,000,000
  Additional capital                                              15,606,949
  Undistributed net investment income                                542,164
  Accumulated net realized loss on investments                       (66,435)
  Unrealized appreciation of investments - net of deferred
    income taxes                                                  37,194,339
							       -------------
	    Shareholder's equity                                  54,277,017
							       -------------
		 Total                                         $  86,443,501
							       =============








	      (See Notes to Consolidated Financial Statements)
      7
		     CAPITAL SOUTHWEST VENTURE CORPORATION
	   (wholly-owned subsidiary of Capital Southwest Corporation)
			   Statement of Operations
			   -----------------------
		     Nine Months Ended December 31, 1995
		     -----------------------------------
				(Unaudited)

Investment income:
	Interest                                          $ 1,192,671
	Dividends                                           1,033,099
							  -----------
							    2,225,770
							  -----------
Operating expenses:
	Interest                                              711,907
	Management fee                                        151,332
	Miscellaneous                                          43,325
							  -----------
							      906,564
							  -----------
Net investment income                                     $ 1,319,206
							  ===========

Proceeds from disposition of investments                  $   432,100
Cost of investments sold                                      121,267
							  -----------
Realized gain on investments before income taxes              310,833
Income tax expense                                            113,041
							  -----------
Net realized gain on investments                              197,792
							  -----------
Net increase in unrealized appreciation of investments
    before distribution (net of increase in deferred
    income taxes of $359,000)                               9,947,528
							  -----------
Net realized and unrealized gain on investments           $10,145,320
							  ===========

Increase in shareholder's equity from operations
  before distribution                                     $11,464,526
							  ===========

	       Statements of Changes in Shareholder's Equity
	       ---------------------------------------------
						 Nine Months Ended     Year Ended
						 December 31, 1995   March 31, 1995
						 -----------------   --------------
						    (Unaudited)
Net investment income                            $   1,319,206        $   784,699
Net realized gain on investments                       197,792             15,097
Net increase in unrealized appreciation of
  investments before distribution                    9,947,528          5,412,310
						 -------------        -----------
Increase in shareholder's equity from
  operations before distribution                    11,464,526          6,212,106
Capital contribution by Capital
  Southwest Corporation                              2,500,000              -
Distributions to Capital Southwest
  Corporation from:
    Undistributed net investment income             (1,089,251)          (718,146)
    Accumulated net realized loss on investments      (137,765)             -
    Unrealized appreciation of investments          (9,279,873)             -
						 -------------        -----------
Increase in shareholder's equity                     3,457,637          5,493,960
Shareholder's equity, beginning of period           50,819,380         45,325,420
						 -------------        -----------
Shareholder's equity, end of period              $  54,277,017        $50,819,380
						 =============        ===========

	       (See Notes to Consolidated Financial Statements)
      9

		     CAPITAL SOUTHWEST VENTURE CORPORATION
	 (wholly-owned subsidiary of Capital Southwest Corporation)
			   Statement of Cash Flows
			   -----------------------

		     Nine Months Ended December 31, 1995
		     -----------------------------------
				 (Unaudited)
Cash flows from operating activities
Increase in shareholder's equity from operations
  before distribution                                            $  11,464,526
Adjustments to reconcile increase in shareholder's
  equity from operations before distribution to net
  cash provided by operating activities:
    Net realized and unrealized gain on investments                (10,145,320)
    Increase in receivables                                           (355,903)
    Decrease in other assets                                            15,031
    Increase in accrued interest and other liabilities                 844,996
								   ------------
Net cash provided by operating activities                            1,823,330
								   ------------

Cash flows from investing activities
Proceeds from disposition of investments                               432,100
Purchases of securities                                               (667,682)
Maturities of securities                                             4,780,037
								   ------------
Net cash provided by investing activities                            4,544,455
								   ------------
Cash flows from financing activities
Distributions from undistributed net investment income              (1,089,251)
								   ------------

Net increase in cash and cash equivalents                            5,278,534
Cash and cash equivalents at beginning of period                     4,427,166
								   ------------
Cash and cash equivalents at end of period                       $   9,705,700
								   ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                       $     664,658
  Income taxes                                                   $         123

Supplemental disclosure of financing activities:
On July 31, 1995, Capital Southwest Venture Corporation distributed to
Capital Southwest Corporation 753,411 shares of common stock of Palm Harbor Homes, Inc., which had a fair market value of $12.50 per share, or $9,417,638.

		 (See Notes to Consolidated Financial Statements)
      10

		       CAPITAL SOUTHWEST CORPORATION
			       AND SUBSIDIARY
		 Notes to Consolidated Financial Statements
		 ------------------------------------------
				(Unaudited)

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

      11

2.      Summary of Per Share Information

					  Three Months Ended      Nine Months Ended
					      December 31             December 31
					      -----------             -----------
					    1995      1994          1995      1994
					  -------   -------       -------   -------
	Investment income                 $  .56    $  .35        $ 1.25    $ 1.01
	Operating expenses                  (.09)     (.08)         (.23)     (.20)
	Interest expense                    (.22)     (.10)         (.38)     (.29)
	Income taxes                          -         -           (.01)     (.01)
					  -------   -------       -------   -------
	Net investment income                .25       .17           .63       .51
	Distributions from undistributed
	  net investment income             (.40)     (.40)         (.60)     (.60)
	Distributions from net realized
	  gain on investments                 -         -           (.04)
	Distributions from unrealized
	  appreciation of investments         -         -          (2.46)
	Net realized gain (loss) on
	  investments                       3.28      (.07)         3.28       .07
	Net increase (decrease) in
	  unrealized appreciation of
	  investments before
	  distributions                     (.58)      .47          7.36       .34
	Exercise of employee stock
	  options<F1>                         -         -           (.19)     (.09)
					  -------   -------       -------   -------
	Net increase in net asset
	  value                             2.55       .17          7.98       .23
	Net asset value:
	  Beginning of period              44.89     35.87         39.46     35.81
					  -------   -------       -------   -------
	  End of period                   $47.44    $36.04        $47.44    $36.04
					  =======   =======       =======   =======
	Shares outstanding at end
	  of period(000s omitted)          3,767     3,735         3,767     3,735

<F1> Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

      12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Interest income in the nine months ended December 31, 1995 increased from the year-ago period primarily because of additional interest payments by portfolio companies offset somewhat by (a) the repayment of debentures by portfolio companies and (b) the repayment by the Company of a $4,000,000 12.145% subordinated debenture on March 1, 1995. During the nine months ended December 31, 1995 and 1994, the Company recorded dividend income from the following sources:

						       Nine Months Ended
							   December 31
						       1995           1994
						    ----------    ----------
		The RectorSeal Corporation          $1,229,019    $  985,112
		Alamo Group Inc.                       798,000       718,200
		Humac Company                          208,200          -
		Texas Shredder, Inc.                   168,750          -
		Skylawn Corporation                    150,000          -
		Cherokee Communications, Inc.          108,000       144,000
		Westmarc Communications, Inc.           60,953        60,953
		Other                                   71,599        75,525
						    ----------    ----------
						    $2,794,521    $1,983,790
						    ==========    ==========

	Interest expense in the nine months ended December 31, 1995 increased from the year-ago period primarily due to the interest accrual on the deferred tax related to the installment sale of MESC Holdings, Inc., offset somewhat by the repayment of the subordinated debenture as described above. Salaries in the nine months ended December 31, 1995 increased from the year-ago period due to one additional staff member and routine annual compensation increases.

	During the nine months ended December 31, 1995, the Company reported a realized gain before income taxes of $18,298,042, including a gain of $17,954,600 from the sale of its investment in MESC Holdings, Inc. mentioned above. It should be noted that a realized gain before income taxes and a decrease in unrealized appreciation before income taxes are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.

      13

	Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

						   Three Months Ended           Nine Months Ended
						       December 31                  December 31
						   1995          1994            1995          1994
					       -----------    ----------    ------------  ------------
	Alamo Group Inc.                       $     -        $4,770,000    $  3,920,000  $ (2,158,000)
	American Homestar Corporation            1,266,255       (60,650)      2,524,368       587,858
	Cherokee Communications, Inc.            1,000,000     1,600,000       1,000,000     1,600,000
	CrossTies Software Corporation               -          (674,999)          -        (1,249,999)
	Data Race, Inc.                            223,900      (379,700)     (1,585,400)     (656,900)
	Dennis Tool Company                          -             -            (800,000)        -
	Encore Wire Corporation                 (2,789,000)   (1,552,000)     (6,356,000)    3,461,250
	Intelligent Electronics, Inc.             (250,000)     (893,750)       (362,500)   (1,700,000)
	Mail-Well, Inc.                           (607,000)        -           3,062,990         -
	Mylan Laboratories, Inc.                   432,965       128,286         299,334       812,478
	Palm Harbor Homes, Inc.                 14,461,000         -          31,751,777     4,484,600
	PETsMART, Inc.                            (899,553)        -           5,434,755       615,120
	The RectorSeal Corporation               1,000,000         -           1,000,000     1,000,000
	Skylawn Corporation                          -             -               -        (5,000,000)
	The Whitmore Manufacturing Company        (800,000)        -            (800,000)     (400,000)

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

	During the quarter ended December 31, 1995, the Company made additional investments of $1,101,684 in existing portfolio companies.

	On January 2, 1996, the Company repaid $50,000,000 of the notes payable to bank from its cash and cash equivalents.


Item 6. Exhibits and Reports on Form 8-K

	(a)  Exhibits
	     Exhibit 27 - Financial Data Schedule

	(b)  Reports on Form 8-K
	     No reports on Form 8-K have been filed during the quarter for which this report is filed.

      14


				  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					   CAPITAL SOUTHWEST CORPORATION

Date:  February 13, 1996       By: /s/ William R. Thomas
				       William R. Thomas, President

Date:  February 13, 1996       By: /s/ Tim Smith
				       Tim Smith, Vice President
					 and Secretary-Treasurer

      15

			       EXHIBIT INDEX
			       -------------


	Exhibit Number          Description
	--------------          -----------
	     27                 Financial Data Schedule

PAGE