Form 10-K
period 1996-03-31
CAPITAL SOUTHWEST CORP
filed 1996-06-28
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

                  (Mark One)
                  [  X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                  [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
         ---------------------------------------------------------------

For the Fiscal Year Ended March 31, 1996        Commission File Number: 811-1056

                          CAPITAL SOUTHWEST CORPORATION
             (Exact name of registrant as specified in its charter)

                Texas                                       75-1072796
                -----                                       ----------
   (State or other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                     Identification Number)

               12900 Preston Road, Suite 700, Dallas, Texas 75230
               --------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (214) 233-8242
                                 --------------
               (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 1996 was $123,639,354, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of May 1, 1996 was 3,767,051:

     Documents Incorporated by Reference                    Part of Form 10-K

(1) Annual Report to Shareholders for the Year Ended      Parts I and II; and
                  March 31, 1996                          Part IV, Item 14(a)(1)
                                                          and (2)

(2) Proxy Statement for Annual Meeting of Shareholders    Part III
                 to be held July 15, 1996

                                TABLE OF CONTENTS

                                                                            Page
PART I
         Item 1. Business......................................................1
         Item 2. Properties....................................................1
         Item 3. Legal Proceedings.............................................1
         Item 4. Submission of Matters to a Vote of Security Holders...........1
         Executive Officers of the Registrant..................................2

PART II
         Item 5. Market for Registrant's Common Equity and Related
                 Stockholder Matters...........................................2
         Item 6. Selected Financial Data.......................................2
         Item 7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................2
         Item 8. Financial Statements and Supplementary Data...................3
         Item 9. Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure...........................3

PART III
         Item 10.Directors and Executive Officers of the Registrant............3
         Item 11.Executive Compensation........................................4
         Item 12.Security Ownership of Certain Beneficial
                 Owners and Management.........................................4
         Item 13.Certain Relationships and Related Transactions................4

PART IV
         Item 14.Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K ......................................4

Signatures ....................................................................6

Exhibit Index .................................................................7

                                     PART I

ITEM 1. BUSINESS

     Capital Southwest Corporation (the "Company") was organized as a Texas corporation on April 19, 1961. Until September 1969, the Company operated as a licensee under the Small Business Investment Act of 1958. At that time, the Company transferred to its wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain of its assets and its license as a small business investment company ("SBIC"). CSVC is a closed-end, non-diversified investment company of the management type. Prior to March 30, 1988, the Company was registered as a closed-end, non-diversified investment company under the Investment Company Act of 1940 (the "1940 Act"). On that date, the Company elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act, as amended by the Small Business Incentive Act of 1980.

     The Company is a venture capital investment company whose objective is to achieve capital appreciation through long-term investments in businesses believed to have favorable growth potential. The Company participates in start-up and early-stage financings, expansion financings and leveraged buyout financings in a broad range of industry segments. The Company's portfolio is a composite of investments in several companies in which the Company has major interests as well as a number of developing companies and marketable securities of established publicly-owned companies. The Company makes available significant managerial assistance to the companies in which it invests and believes that providing material assistance to such investee companies is critical to its business development activities.

     The twelve largest investments of the Company had a combined cost of $40,271,590 and a value of $232,906,947, representing 90.6% of the value of the Company's consolidated investment portfolio at March 31, 1996. For a narrative description of the twelve largest investments, see "Twelve Largest Investments - March 31, 1996" on pages 5 through 7 of the Company's Annual Report to Shareholders for the Year Ended March 31, 1996 (the "1996 Annual Report") which is herein incorporated by reference. Certain of the information presented on the twelve largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' financial statements, which in some instances are unaudited.

     The Company competes for attractive investment opportunities with venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, other SBICs and wealthy individuals.

     The number of persons employed by the Company at March 31, 1996 was eight.

ITEM 2. PROPERTIES

     The Company maintains its offices at 12900 Preston Road, Suite 700, Dallas, Texas, 75230, where it rents approximately 3,200 square feet of office space pursuant to a lease agreement expiring in February 1998. The Company believes that its offices are adequate to meet its current and expected future needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company has no material pending legal proceedings to which it is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The officers of the Company, together with the offices in the Company presently held by them, their business experience during the last five years and their ages are as follows:

          D. Scott Collier, age 33, has served as Vice President of the Company since April 1995 and was an investment associate with the Company from 1991 to 1995. He is a graduate of the University of Texas Graduate School of Business, which he attended from 1989 to 1991 while he was also employed by Austin Technology Incubator.

          J. Bruce Duty, age 45, has served as Senior Vice President of the Company since 1993, Vice President of the Company from 1982 to 1993, Secretary of the Company from 1980 to 1993 and Treasurer of the Company from 1980 to January 1990.

          Patrick F. Hamner, age 40, has served as Vice President of the Company since 1986 and was an investment associate with the Company from 1982 to 1986.

          Gary L. Martin, age 49, has been a director of the Company since July 1988 and has served as Vice President of the Company since 1984. He previously served as Vice President of the Company from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned subsidiary of the Company.

          Tim Smith, age 35, has served as Vice President and Secretary of the Company since 1993, Treasurer of the Company since January 1990 and was an investment associate with the Company from July 1989 to January 1990.

          William R. Thomas, age 67, has served as Chairman of the Board of Directors of the Company since 1982 and President of the Company since 1980. In addition, he has been a director of the Company since 1972 and was previously Senior Vice President of the Company from 1969 to 1980.

     No family relationship exists between any of the above-listed officers, and there are no arrangements or understandings between any of them and any other person pursuant to which they were selected as an officer. All officers are elected to hold office for one year and until their successors are elected and qualify.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information set forth under the captions "Shareholder Information - Shareholders, Market Prices and Dividends" on page 31 of the 1996 Annual Report are herein incorporated by reference.


ITEM 6. SELECTED FINANCIAL DATA

     "Selected Consolidated Financial Data" on page 30 of the 1996 Annual Report is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 27 through 29 of the Company's 1996 Annual Report are herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 8 through 26 of the Company's 1996 Annual Report are herein incorporated by reference. See also Item 14 of this Form 10-K - "Exhibits, Financial Statement Schedules, and Reports on Form 8-K".


         Selected Quarterly Financial Data (Unaudited)
         ---------------------------------------------

     The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 1996 and 1995.


                                                            First        Second         Third        Fourth
                                                           Quarter      Quarter        Quarter       Quarter         Total
                                                           -------      -------        -------       -------         -----
                                                                         (In thousands, except per share amounts)
1996
- ----
    Net investment income                                $    816      $     633      $     934      $    472      $   2,855
    Net realized gain (loss) on investments                     -              -         12,358        (1,184)        11,174
    Net increase (decrease) in unrealized
       appreciation of investments before
       distributions                                        2,613         27,272         (2,180)       11,041         38,746
    Net increase in net assets from operations
       before distributions                                 3,429         27,905         11,112        10,329         52,775
    Net increase in net assets from operations
       before distributions per share                         .91           7.41           2.95          2.74          14.01


1995
- ----
    Net investment income                                $    613      $     655      $     637      $    542      $   2,447
    Net realized gain (loss) on investments                   617           (115)          (262)          (98)           142
    Net increase (decrease) in unrealized
       appreciation of investments                         (4,184)         3,682          1,780        12,306         13,584
    Net increase (decrease) in net
       assets from operations                              (2,954)         4,222          2,155        12,750         16,173
    Net increase (decrease) in net assets
       from operations per share                             (.79)          1.13            .58          3.43           4.35



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" in the Company's definitive Proxy Statement for Annual Meeting of Shareholders to be held July 15, 1996, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or about June 6, 1996 (the "1996 Proxy Statement") is herein incorporated by reference. See also Part I of this Form 10-K - "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Compensation of Directors and Executive Officers" in the 1996 Proxy Statement is herein incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Election of Directors" in the 1996 Proxy Statement is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no relationships or transactions within the meaning of this item during the fiscal year ended March 31, 1996 or proposed for the fiscal year ending March 31, 1997.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements included in pages 14 through 26 of the Company's 1996 Annual Report are herein incorporated by reference:

     (A)  Consolidated Financial Statements of the Company and Subsidiary

          Consolidated  Statements  of Financial  Condition - March 31, 1996 and
          1995

          Consolidated Statements of Operations - Years Ended March 31, 1996, 1995 and 1994

          Consolidated Statements of Changes in Net Assets - Years Ended March 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows - Years Ended March 31, 1996, 1995 and 1994


     (B)  Financial Statements of CSVC

          Statement of Financial Condition - March 31, 1996

          Statement of Operations - Year Ended March 31, 1996

          Statements of Changes in Shareholder's Equity - Years ended March 31, 1996 and 1995

          Statement of Cash Flows - Year Ended March 31, 1996

     (C)  Notes to Consolidated Financial Statements

     (D)  Selected Per Share Data and Ratios

     (E)  Independent Auditors' Report

(a)(2) All schedules are omitted because they are not applicable or not required, or the information is otherwise supplied.


(a)(3) See the Exhibit Index on page 7.

(b) The Company filed no reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CAPITAL SOUTHWEST CORPORATION

                                                  By:/s/ William R. Thomas
                                                  (William R. Thomas, President
                                                   and Chairman of the Board)

Date:  June 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                    Title                              Date

  /s/ William R. Thomas        President and Chairman            June 26, 1996
 (William R. Thomas)           of the Board and Director


  /s/ Gary L. Martin           Director                          June 26, 1996
 (Gary L. Martin)


  /s/ Graeme W. Henderson      Director                          June 26, 1996
 (Graeme W. Henderson)


  /s/ James M. Nolan           Director                          June 26, 1996
 (James M. Nolan)


  /s/ John H. Wilson           Director                          June 26, 1996
 (John H. Wilson)


  /s/ Tim Smith                Vice President and               June 26, 1996
 (Tim Smith)                   Secretary-Treasurer
                               (Financial and Accounting Officer)

                                  EXHIBIT INDEX


     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)


Exhibit No.                        Description
- -----------                        -----------

3.1(a) Articles of Incorporation and Articles of Amendment to Articles of Incorporation, dated June 25, 1969 (filed as Exhibit 1(a) and 1(b) to Amendment No. 3 to Form N-2 for the fiscal year ended March 31, 1979).

3.1(b) Articles of Amendment to Articles of Incorporation, dated July 20, 1987 (filed as an exhibit to Form N-SAR for the six month period ended September 30, 1987).

3.2 By-Laws of the Company, as amended (filed as Exhibit 2 to Amendment No. 11 to Form N-2 for the fiscal year ended March 31, 1987).

4.1 Specimen of Common Stock certificate (filed as Exhibit 4 to Amendment No. 3 to Form N-2 for the fiscal year ended March 31, 1979).

4.2 Subordinated debentures of CSVC guaranteed by the Small Business Administration (filed as Exhibit 5 to Amendment No. 11 to Form N-2 for the fiscal year ended March 31, 1987 and Exhibit 4.3 to Form 10-K for the fiscal year ended March 31, 1993).

10.1 * The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1989.

10.3 Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.3 to Form 10-K for the fiscal year ended March 31, 1995).

10.4 Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan for certain highly-compensated superseded plan participants effective April 1, 1993 (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended March 31, 1995).

10.5 Capital Southwest Corporation Retirement Income Restoration Plan as amended and restated effective April 1, 1989 (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 1995).

10.6 Form of Indemnification Agreement which has been established with all directors and executive officers of the Company (filed as Exhibit 10.9 to Form 8-K dated February 10, 1994).

10.7 Capital Southwest Corporation 1984 Incentive Stock Option Plan as amended and restated as of April 20, 1987 (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 1990).

Exhibit No.                     Description
- -----------                     -----------


13.  *    Annual  Report to  Shareholders  for the fiscal year ended March 31,
          1996.

21. List of subsidiaries of the Company (filed as Exhibit 22 to Form 10-K for the fiscal year ended March 31, 1992).

23.  *    Independent Auditors' Consent.

27.  *    Financial Data Schedule.