Form 10-Q
period 1996-06-30
CAPITAL SOUTHWEST CORP
filed 1996-08-09
CIK 17313

Capital Southwest Corporation
                          12900 Preston Road, Suite 700
                               Dallas, Texas 75230

(214) 233-8242  Telephone                                    Fax (214) 233-7362



                                 August 9, 1996




Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, DC  20549



Gentlemen:

Pursuant to regulations of the Securities and Exchange Commission, submitted for filing on behalf of Capital Southwest Corporation is the Company's Form 10-Q for the quarter ended June 30, 1996.

This filing is being effected by direct transmission to the Commission's EDGAR System.

                                                     Sincerely,



                                                     Susan Patterson
                                                     Controller

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the Quarter Ended June 30, 1996              Commission File Number: 814-61


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

                           Yes   X           No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       3,767,051 shares of Common Stock, $1 Par Value as of July 31, 1996

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

Assets                                          June 30, 1996     March 31, 1996
                                                -------------     --------------
                                                 (Unaudited)
Investments at market or fair value
 Companies more than 25% owned
  (Cost: June 30, 1996 - $21,480,361,
  March 31, 1996 - $21,480,361)                 $195,575,920       $191,043,920
 Companies 5% to 25% owned
  (Cost: June 30, 1996 - $21,750,404,
  March 31, 1996 - $18,750,404)                   21,879,542         19,633,672
 Companies less than 5% owned
  (Cost: June 30, 1996 - $18,313,335,
  March 31, 1996 - $18,313,335)                   55,228,659         46,252,869
                                                -------------      -------------
Total investments
  (Cost: June 30, 1996 - $61,544,100,
  March 31, 1996 - $58,544,100)                  272,684,121        256,930,461
Cash and cash equivalents                         13,903,074         67,045,185
Receivables                                          365,187            285,002
Other assets                                       2,819,636          2,711,802
                                               -------------      -------------
  Totals                                        $289,772,018       $326,972,450
                                                ============       ============

Liabilities and Shareholders' Equity

Note payable to bank                            $          -       $ 50,000,000
Accrued interest and other liabilities             1,634,459          1,669,839
Income taxes payable                               6,050,730          6,050,730
Deferred income taxes                             73,685,128         69,204,128
Subordinated debentures                           11,000,000         11,000,000
                                               --------------     --------------
  Total liabilities                               92,370,317        137,924,697
                                               --------------     --------------

Shareholders' equity
 Common stock, $1 par value: authorized,
  5,000,000 shares; issued, 4,204,416 shares
  at June 30, 1996 and March 31, 1996              4,204,416          4,204,416
 Additional capital                                4,813,121          4,813,121
 Undistributed net investment income               4,553,662          4,490,374
 Undistributed net realized gain on investments   53,307,782         53,307,782
 Unrealized appreciation of investments -
  net of deferred income taxes                   137,556,022        129,265,362
 Treasury stock - at cost (437,365 shares)        (7,033,302)        (7,033,302)
                                               --------------     --------------
 Net assets at market or fair value, equivalent
  to $52.40 per share at June 30, 1996, and
  $50.18 per share at March 31, 1996 on the
  3,767,051 shares outstanding                   197,401,701        189,047,753
                                                -------------      -------------
 Totals                                         $289,772,018       $326,972,450
                                                 ============       ============




                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                               June 30
                                                        1996              1995
                                                        ----              ----
Investment income:
 Interest                                           $ 369,947        $  527,053
 Dividends                                            802,484           645,654
 Management and directors' fees                       157,100           140,550
                                                   -----------       -----------
                                                    1,329,531         1,313,257

Operating expenses:
 Interest                                             235,613           236,709
 Salaries                                             190,271           179,599
 Net pension expense (benefit)                        (52,175)          (60,358)
 Other operating expenses                             121,124           120,660
                                                   -----------       -----------
                                                      494,833           476,610
                                                   -----------       -----------

Income before income taxes                            834,698           836,647
Income tax expense                                     18,000            21,000
                                                   -----------       -----------

Net investment income                              $  816,698        $  815,647
                                                   ===========        ==========

Increase in unrealized appreciation
 of investments before income taxes                12,753,660         4,019,868
Increase in deferred income taxes on
 appreciation of investments                        4,463,000         1,407,000
                                                  ------------        ----------
Net increase in unrealized
 appreciation of investments                        8,290,660         2,612,868
                                                  ------------        ----------
Net realized and unrealized gain
 on investments                                   $ 8,290,660        $2,612,868
                                                   ===========        ==========

Increase in net assets from operations            $ 9,107,358        $3,428,515
                                                   ===========        ==========








                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets


                                           Three Months Ended       Year Ended
                                              June 30, 1996       March 31, 1996
                                              -------------       --------------
                                               (Unaudited)

Operations
 Net investment income                        $   816,698         $   2,854,917
 Net realized gain on investments                       -            11,174,025
 Net increase in unrealized appreciation
  of investments before distributions           8,290,660            38,745,668
                                               -----------          ------------
 Increase in net assets from operations
  before distributions                          9,107,358            52,774,610

Distributions from:
 Undistributed net investment income             (753,410)           (2,253,831)
 Undistributed net realized gain on investments         -              (153,376)
 Unrealized appreciation of investments                 -            (9,264,304)

Capital share transactions
 Exercise of employee stock options                     -               574,750
                                              -------------         ------------

Increase in net assets                          8,353,948            41,677,849

Net assets, beginning of period               189,047,753           147,369,904
                                              ------------          ------------

Net assets, end of period                    $197,401,701          $189,047,753
                                              ============          ============









                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended
                                                               June 30
                                                               -------
                                                         1996            1995
                                                         ----            ----
Cash flows from operating activities
Increase in net assets from operations                $9,107,358     $3,428,515
Adjustments to reconcile increase in net
  assets from operations before distributions
  to net cash provided  by operating activities:
  Depreciation and amortization                           10,471          7,608
  Net pension benefit                                    (52,175)       (60,358)
  Net realized and unrealized gain
     on investments                                   (8,290,660)    (2,612,868)
  Increase in receivables                                (80,185)       (12,249)
  Increase in other assets                               (33,315)       (32,245)
  Decrease in accrued interest and
     other liabilities                                   (68,195)       (48,777)
  Deferred income taxes                                   18,000         21,000
                                                     -------------  ------------
Net cash provided by operating activities                611,299        690,626
                                                     -------------  ------------

Cash flows from investing activities
Purchases of securities                               (3,000,000)             -
Maturities of securities                                       -        110,669
                                                      ------------  ------------
Net cash provided (used) by investing activities      (3,000,000)       110,669
                                                      ------------  ------------

Cash flows from financing activities
Decrease in note payable to bank                     (50,000,000)             -
Distributions from undistributed net
  investment income                                     (753,410)      (747,010)
                                                      ------------  ------------
Net cash used by financing activities                (50,753,410)      (747,010)
                                                      ------------  ------------

Net increase (decrease) in cash and cash
  equivalents                                        (53,142,111)        54,285
Cash and cash equivalents at beginning
  of period                                           67,045,185      8,372,976
                                                      ------------   -----------
Cash and cash equivalents at end of period           $13,903,074     $8,427,261
                                                      ===========     ==========


Supplemental  disclosure of cash flow  information:
 Cash paid during the period for:
  Interest                                           $   200,548     $  199,452
  Income taxes                                       $         -     $        -









                (See Notes to Consolidated Financial Statements)

                      CAPITAL SOUTHWEST VENTURE CORPORATION
           (wholly-owned subsidiary of Capital Southwest Corporation)
                        Statement of Financial Condition
                                  June 30, 1996
                                   (Unaudited)

Assets

Investments at market or fair value
     Companies more than 25% owned (Cost - $4,295,737)              $44,416,862
     Companies 5% to 25% owned (Cost - $3,814,816)                    5,359,771
     Companies less than 5% owned (Cost - $9,260,982)                27,708,376
                                                                    ------------
      Total investments (Cost - $17,371,535)                         77,485,009
Cash and cash equivalents                                            10,172,434
Interest and dividends receivable                                       118,713
Other assets                                                             60,488
                                                                    ------------
 Total                                                              $87,836,644
                                                                    ============
Liabilities and Shareholder's Equity

Accrued interest and other liabilities                              $   243,123
Deferred income taxes                                                20,674,000
Subordinated debentures                                              11,000,000
                                                                    ------------
   Total liabilities                                                 31,917,123
                                                                    ------------
Shareholder's equity
 Common stock, $1 par value: authorized 5,000,000 shares;
  issued and outstanding, 1,000,000 shares                            1,000,000
 Additional capital                                                  15,606,949
 Undistributed net investment income                                  1,039,565
 Accumulated net realized loss on investments                          (816,467)
 Unrealized appreciation of investments - net of deferred
  income taxes                                                       39,089,474
                                                                    ------------
   Shareholder's equity                                              55,919,521
                                                                    ------------
    Total                                                           $87,836,644
                                                                    ============






                (See Notes to Consolidated Financial Statements)

                      CAPITAL SOUTHWEST VENTURE CORPORATION
           (wholly-owned subsidiary of Capital Southwest Corporation)
                             Statement of Operations
                        Three Months Ended June 30, 1996
                                   (Unaudited)

Investment income:
 Interest                                                              $266,681
 Dividends                                                              313,791
                                                                      ----------
                                                                        580,472
                                                                      ----------
Operating expenses:
 Interest                                                               235,613
 Management fee                                                          32,103
 Miscellaneous                                                            4,853
                                                                      ----------
                                                                        272,569
                                                                      ----------
Net investment income                                                  $307,903
                                                                      ==========

Net decrease in unrealized appreciation of investments
 (net of decrease in deferred income taxes of $442,000)               $(819,862)
                                                                      ----------
Net realized and unrealized loss on investments                       $(819,862)
                                                                      ==========

Decrease in shareholder's equity from operations                      $(511,959)
                                                                      ==========


                  Statements of Changes in Shareholder's Equity
                  ---------------------------------------------

                                                             Three Months Ended           Year Ended
                                                                June 30, 1996           March 31, 1996
                                                                -------------           --------------
                                                                 (Unaudited)
Net investment income                                              $307,903              $ 1,508,704
Net realized loss on investments                                          -                 (552,240)
Net increase (decrease) in unrealized appreciation
  of investments before distribution                               (819,862)              12,662,525
                                                                 ------------             ------------
Increase (decrease) in shareholder's equity from
  operations before distribution                                   (511,959)              13,618,989

Capital contribution by Capital Southwest Corporation                     -                2,500,000
Distributions to Capital Southwest Corporation from:
  Undistributed net investment income                                     -               (1,089,251)
  Accumulated net realized loss on investments                            -                 (137,765)
  Unrealized appreciation of investments                                  -               (9,279,873)
                                                                 ------------             -------------

Increase (decrease) in shareholder's equity                        (511,959)               5,612,100

Shareholder's equity, beginning of period                        56,431,480               50,819,380
                                                                 ------------             -------------

Shareholder's equity, end of period                             $55,919,521              $56,431,480
                                                                 ============             =============






                (See Notes to Consolidated Financial Statements)

                      CAPITAL SOUTHWEST VENTURE CORPORATION
           (wholly-owned subsidiary of Capital Southwest Corporation)
                             Statement of Cash Flows
                        Three Months Ended June 30, 1996
                                   (Unaudited)



Cash flows from operating activities
Decrease in shareholder's equity from operations                      $(511,959)
Adjustments to reconcile decrease in shareholder's equity from operations to net cash provided by operating activities:
  Net realized and unrealized loss on investments                       819,862
  Increase in interest and dividends receivable                         (15,431)
  Decrease in other assets                                                1,262
  Decrease in accrued interest and other liabilities                    (97,095)
                                                                     -----------
Net cash provided by operating activities                               196,639
                                                                     -----------


Cash flows from investing activities                                          -
                                                                     -----------

Cash flows from financing activities                                          -
                                                                     -----------

Net increase in cash and cash equivalents                               196,639
Cash and cash equivalents at beginning of period                      9,975,795
                                                                     -----------
Cash and cash equivalents at end of period                          $10,172,434
                                                                     ===========


Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
 Interest                                                           $   200,548
 Income taxes                                                       $         -









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

     The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.


     2.   Summary of Per Share Information

                                                             Three Months Ended
                                                                   June 30
                                                             1996          1995
                                                             ----          ----
Investment income                                         $   .35       $   .35
Operating expenses                                           (.07)         (.07)
Interest expense                                             (.06)         (.06)
Income taxes                                                    -          (.01)
                                                            -------      -------
Net investment income                                         .22           .21
Distributions from undistributed net investment income       (.20)         (.20)
Net increase in unrealized appreciation of investments       2.20           .70
                                                            -------      -------
Increase in net asset value                                  2.22           .71
Net asset value:
 Beginning of period                                        50.18         39.46
                                                            -------      -------
 End of period                                             $52.40        $40.17
                                                            =======      =======

Shares outstanding at end of period (000s omitted)          3,767         3,735

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Interest income in the three months ended June 30, 1996 decreased from the year-ago period primarily because of the repayment of debentures by portfolio companies offset somewhat by an increase in invested idle funds. During the three months ended June 30, 1996 and 1995, the Company recorded dividend income from the following sources:

                                                      Three Months Ended
                                                            June 30
                                                            -------
                                                     1996             1995
                                                     ----             ----
           The RectorSeal Corporation              $300,000         $300,000
           Alamo Group Inc.                         266,000          266,000
           Skylawn Corporation                      150,000                -
           Cherokee Communications, Inc.             36,000           36,000
           Westmarc Communications, Inc.             20,318           20,318
           Other                                     30,166           23,336
                                                   ---------       ----------
                                                   $802,484         $645,654
                                                   =========       ==========

     Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                                       Three Months Ended
                                                            June 30
                                                            -------
                                                      1996             1995
                                                      ----             ----
           Alamo Group Inc.                       $(4,825,000)      $2,311,000
           American Homestar Corporation            2,052,890          288,088
           Amfibe, Inc.                               600,000                -
           Data Race, Inc.                                  -          812,000
           Dennis Tool Company                              -         (800,000)
           Encore Wire Corporation                    155,000       (3,111,600)
           LiL' Things, Inc.                         (918,130)               -
           PTS Holdings, Inc.                       3,000,000                -
           Palm Harbor Homes, Inc.                  9,350,000                -
           PETsMART, Inc.                           3,598,210        2,454,044
           Tecnol Medical Products, Inc.              252,676          551,292


     During the quarter ended June 30, 1996, the Company made a new investment of $3,000,000.

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

                            CAPITAL SOUTHWEST CORPORATION

        August 9, 1996                      /s/William R. Thomas
Date:_____________________  By:_________________________________________________
                               William R. Thomas, President

        August 9, 1996                         /s/Tim Smith
Date:_____________________  By:_________________________________________________
                               Tim Smith, Vice President and Secretary-Treasurer

                                  EXHIBIT INDEX
                                  -------------




          Exhibit Number          Description
          --------------          -----------

          Exhibit 27              Financial Data Schedule