Form 10-Q
period 1996-09-30
CAPITAL SOUTHWEST CORP
filed 1996-11-14
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the Quarter Ended September 30, 1996          Commission File Number: 814-61


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

                                 (972) 233-8242
               (Registrant's telephone number including area code)



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

      3,767,051 shares of Common Stock, $1 Par Value as of October 31, 1996

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition




Assets                                                                  September 30, 1996            March 31, 1996
                                                                        ------------------            --------------
                                                                           (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: September 30, 1996 - $21,480,361,
         March 31, 1996 - $21,480,361)                                     $208,425,840                $191,043,920
      Companies 5% to 25% owned
        (Cost: September 30, 1996 - $21,750,404,
        March 31, 1996 - $18,750,404)                                        28,787,002                  19,633,672
      Companies less than 5% owned
        (Cost: September 30, 1996 - $18,313,335,
        March 31, 1996 - $18,313,335)                                        54,710,201                  46,252,869
                                                                          -------------               -------------
      Total investments
        (Cost: September 30, 1996 - $61,544,100,
        March 31, 1996 - $58,544,100)                                       291,923,043                 256,930,461
Cash and cash equivalents                                                     8,783,893                  67,045,185
Receivables                                                                     152,379                     285,002
Other assets                                                                  2,950,216                   2,711,802
                                                                         --------------              --------------
      Totals                                                               $303,809,531                $326,972,450
                                                                           ============                ============

Liabilities and Shareholders' Equity

Note payable to bank                                               $                 -                  $50,000,000
Accrued interest and other liabilities                                        1,561,284                   1,669,839
Income taxes payable                                                          6,050,730                   6,050,730
Deferred income taxes                                                        80,462,128                  69,204,128
Subordinated debentures                                                       5,000,000                  11,000,000
                                                                          -------------              --------------
      Total liabilities                                                      93,074,142                 137,924,697
                                                                           ------------              --------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,204,416 shares
        at September 30, 1996 and March 31, 1996                              4,204,416                   4,204,416
      Additional capital                                                      4,813,121                   4,813,121
      Undistributed net investment income                                     5,382,429                   4,490,374
      Undistributed net realized gain on investments                         53,307,782                  53,307,782
      Unrealized appreciation of investments -
        net of deferred income taxes                                        150,060,943                 129,265,362
      Treasury stock - at cost (437,365 shares)                              (7,033,302)                 (7,033,302)
                                                                         --------------              --------------
      Net assets at  market or fair  value,
      equivalent  to $55.94  per share at
      September 30, 1996, and $50.18 per share at
      March 31, 1996 on the 3,767,051 shares outstanding

      Totals                                                                210,735,389                 189,047,753
                                                                          -------------               -------------
                                                                           $303,809,531                $326,972,450
                                                                           ============                ============



                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                              Three Months Ended                 Six Months Ended
                                                                 September 30                       September 30
                                                            1996              1995            1996               1995
                                                            ----              ----            ----               ----
Investment income:
     Interest                                          $   314,755       $   507,221      $   684,702        $1,034,274
     Dividends                                             802,483           646,449        1,604,967         1,292,103
     Management and directors' fees                        141,100           127,750          298,200           268,300
                                                       -----------       -----------       ----------       -----------
                                                         1,258,338         1,281,420        2,587,869         2,594,677
                                                        ----------        ----------       ----------        ----------

Operating expenses:
     Interest                                              194,997           350,686          430,610           587,395
     Salaries                                              198,611           214,607          388,882           394,206
     Net pension expense (benefit)                        (122,777)          (43,993)        (174,952)         (104,351)
     Other operating expenses                              110,915           110,630          232,039           231,290
                                                       -----------       -----------      -----------       -----------
                                                           381,746           631,930          876,579         1,108,540
                                                       -----------       -----------      -----------        ----------

Income before income taxes                                 876,592           649,490        1,711,290         1,486,137
Income tax expense                                          47,825            16,114           65,825            37,114
                                                       -----------       -----------     ------------      ------------

Net investment income                                  $   828,767        $  633,376       $1,645,465        $1,449,023
                                                       ===========        ==========       ==========        ==========

Increase in unrealized appreciation
  of investments before income taxes
  and distributions                                    $19,238,921       $36,968,158      $31,992,581       $40,988,026
Increase in deferred income taxes on
  appreciation of investments                            6,734,000         9,696,000       11,197,000        11,103,000
                                                     -------------      ------------     ------------      ------------
Net increase in unrealized
   appreciation of investments
   before distributions                                 12,504,921        27,272,158       20,795,581        29,885,026
                                                      ------------       -----------     ------------      ------------

Net realized and unrealized gain
  on investments                                       $12,504,921       $27,272,158      $20,795,581       $29,885,026
                                                       ===========       ===========      ===========       ===========

Increase in net assets from operations
  before distributions                                 $13,333,688       $27,905,534      $22,441,046       $31,334,049
                                                       ===========       ===========      ===========       ===========

                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets


                                                                         Six Months Ended            Year Ended
                                                                        September 30, 1996         March 31, 1996
                                                                        ------------------         --------------
                                                                           (Unaudited)
Operations
      Net investment income                                               $ 1,645,465             $   2,854,917
      Net realized gain on investments                                              -                11,174,025
      Net increase in unrealized appreciation
        of investments before distributions                                20,795,581                38,745,668
                                                                          -----------              ------------
      Increase in net assets from operations
        before distributions                                               22,441,046                52,774,610

Distributions from:
      Undistributed net investment income                                   (753,410)               (2,253,831)
      Undistributed net realized gain on investments                                -                 (153,376)
      Unrealized appreciation of investments                                        -               (9,264,304)

Capital share transactions
      Exercise of employee stock options                                            -                   574,750
                                                                         ------------              ------------

      Increase in net assets                                               21,687,636                41,677,849

Net assets, beginning of period                                           189,047,753               147,369,904
                                                                         ------------              ------------

Net assets, end of period                                                $210,735,389              $189,047,753
                                                                         ============              ============

                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Three Months Ended                 Six Months Ended
                                                                     September 30                      September 30
                                                                     ------------                      ------------
                                                               1996              1995             1996             1995
                                                               ----              ----             ----             ----
Cash flows from operating activities
Increase in net assets from operations before
  distributions                                            $ 13,333,688      $27,905,534       $22,441,046      $31,334,049
Adjustments to reconcile increase in net
  assets from operations before distributions
  to net cash provided  by operating activities:
  Depreciation and amortization                                   5,709            7,606            16,180           15,214
  Net pension benefit                                          (122,777)         (43,993)         (174,952)        (104,351)
  Net realized and unrealized gain
     on investments                                         (12,504,921)     (27,272,158)      (20,795,581)     (29,885,026)
  (Increase) decrease in receivables                            212,808          (78,381)          132,623          (90,630)
  (Increase) decrease in other assets                            19,619           14,695           (13,696)         (17,550)
 Decrease in accrued interest and
     other liabilities                                         (106,307)          (7,396)         (174,502)         (56,173)
  Deferred income taxes                                          43,000           16,000            61,000           37,000
                                                           -------------     -------------     -------------    --------------
Net cash provided by operating activities                       880,819          541,907         1,492,118        1,232,533
                                                           -------------     -------------     -------------    --------------

Cash flows from investing activities
Purchases of securities                                               -      (10,877,132)       (3,000,000)     (10,877,132)
Maturities of securities                                              -                -                 -          110,669
                                                           -------------     -------------     -------------    --------------
Net cash used by investing activities                                 -      (10,877,132)       (3,000,000)     (10,766,463)
                                                           -------------     -------------     -------------    --------------

Cash flows from financing activities
Increase (decrease) in notes payable to bank                          -       79,500,000       (50,000,000)      79,500,000
Increase in note payable to Skylawn Corp.                             -        2,500,000                 -        2,500,000
Repayment of subordinated debenture                          (6,000,000)               -        (6,000,000)               -
Distributions from undistributed net
  investment income                                                   -                -          (753,410)        (747,010)
Distributions from undistributed net realized
  gain on investments                                                 -          (15,842)                -          (15,842)
Proceeds from exercise of employee
  stock options                                                       -          574,750                 -          574,750
                                                           -------------     ------------      -------------    -------------
Net cash provided (used) by financing activities             (6,000,000)      82,558,908       (56,753,410)      81,811,898
                                                           -------------     ------------      -------------    -------------

Net increase (decrease) in cash and cash
  equivalents                                               (5,119,181)       72,223,683      (58,261,292)       72,277,968
Cash and cash equivalents at beginning
  of period                                                  13,903,074        8,427,261        67,045,185        8,372,976
                                                           ------------     ------------     -------------      -------------
Cash and cash equivalents at end of period                 $  8,783,893      $80,650,944     $   8,783,893      $80,650,944
                                                           ============      ===========     =============      =============


                                   (Continued)


                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Continued

                                                           Three Months Ended                 Six Months Ended
                                                               September 30                      September 30
                                                               ------------                      ------------
                                                          1996              1995             1996             1995
                                                          ----              ----             ----             ----
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                             $  264,658       $  354,305     $  490,849      $  553,757
  Income taxes                                         $        9       $      114     $        9      $      114



Supplemental disclosure of financing activities:
On July 31, 1995, Capital Southwest Corporation distributed to its shareholders 940,184 shares of common stock of Palm Harbor Homes, Inc., which had a fair market value of $10.00 per share, or $9,401,838, as adjusted for a 5-for-4 stock split on August 2, 1996.


                (See Notes to Consolidated Financial Statements)
                                       6

                      CAPITAL SOUTHWEST VENTURE CORPORATION
           (wholly-owned subsidiary of Capital Southwest Corporation)
                        Statement of Financial Condition
                               September 30, 1996
                                   (Unaudited)



Assets
Investments at market or fair value
     Companies more than 25% owned (Cost - $4,295,737)                                           $43,840,782
     Companies 5% to 25% owned (Cost - $3,814,816)                                                 9,539,001
     Companies less than 5% owned (Cost - $9,260,982)                                             27,905,072
                                                                                                ------------
       Total investments (Cost - $17,371,535)                                                     81,284,855
Cash and cash equivalents                                                                          4,502,670
Interest and dividends receivable                                                                     55,521
Other assets                                                                                          53,603
                                                                                                ------------
              Total                                                                              $85,896,649
                                                                                                 ===========

Liabilities and Shareholder's Equity

Accrued interest and other liabilities                                                          $    170,003
Deferred income taxes                                                                             22,004,000
Subordinated debenture                                                                             5,000,000
                                                                                                ------------
         Total liabilities                                                                        27,174,003

Shareholder's equity
     Common stock, $1 par value: authorized 5,000,000 shares;
       issued and outstanding, 1,000,000 shares                                                    1,000,000
     Additional capital                                                                           15,606,949
     Undistributed net investment income                                                           1,372,844
     Accumulated net realized loss on investments                                                  (816,467)
     Unrealized appreciation of investments - net of deferred
       income taxes                                                                               41,559,320
                                                                                                  ----------
         Shareholder's equity                                                                     58,722,646
                                                                                                  ----------
              Total                                                                              $85,896,649
                                                                                                ============

                (See Notes to Consolidated Financial Statements)



                      CAPITAL SOUTHWEST VENTURE CORPORATION
           (wholly-owned subsidiary of Capital Southwest Corporation)
                             Statement of Operations
                       Six Months Ended September 30, 1996
                                   (Unaudited)

Investment income:
    Interest                                                                                     $   516,695
    Dividends                                                                                        627,582
                                                                                                 -----------
                                                                                                   1,144,277
                                                                                                 -----------
Operating expenses:
    Interest                                                                                         430,610
    Management fee                                                                                    64,856
    Miscellaneous                                                                                      7,629
                                                                                                 -----------
                                                                                                     503,095
                                                                                                 -----------

Net investment income                                                                            $   641,182
                                                                                                 ===========

Net increase in unrealized appreciation of investments before distribution
    (net of increase in deferred income taxes of $888,000)                                        $1,649,984
                                                                                                 -----------

Net realized and unrealized gain on investments                                                   $1,649,984
                                                                                                 ===========

Increase in shareholder's equity from operations before distribution                              $2,291,166
                                                                                                 ===========
                  Statements of Changes in Shareholder's Equity


                                                                     Six Months Ended                     Year Ended
                                                                    September 30, 1996                  March 31, 1996
                                                                    ------------------                  --------------
                                                                       (Unaudited)
Net investment income                                                 $   641,182                        $ 1,508,704
Net realized loss on investments                                                -                           (552,240)
Net increase in unrealized appreciation
  of investments before distribution                                    1,649,984                         12,662,525
                                                                     ------------                       ------------
Increase in shareholder's equity from
  operations before distribution                                        2,291,166                         13,618,989

Capital contribution by Capital Southwest Corporation                           -                          2,500,000
Distributions to Capital Southwest Corporation from:
  Undistributed net investment income                                           -                         (1,089,251)
  Accumulated net realized loss on investments                                  -                           (137,765)
  Unrealized appreciation of investments                                        -                         (9,279,873)
                                                                     ------------                       ------------

Increase in shareholder's equity                                        2,291,166                          5,612,100

Shareholder's equity, beginning of period                              56,431,480                         50,819,380
                                                                     ------------                       ------------

Shareholder's equity, end of period                                   $58,722,646                        $56,431,480
                                                                     ============                       ============

                (See Notes to Consolidated Financial Statements)

                      CAPITAL SOUTHWEST VENTURE CORPORATION
           (wholly-owned subsidiary of Capital Southwest Corporation)
                             Statement of Cash Flows
                       Six Months Ended September 30, 1996
                                   (Unaudited)


Cash flows from operating activities
Increase in shareholder's equity from operations before distribution                                   $2,291,166
Adjustments to reconcile increase in shareholder's equity from operations before distribution to net cash provided by operating activities:
  Net realized and unrealized gain on investments                                                      (1,649,984)
  Decrease in interest and dividends receivable                                                            47,761
  Decrease in other assets                                                                                  8,147
  Decrease in accrued interest and other liabilities                                                     (170,215)
                                                                                                      -----------

Net cash provided by operating activities                                                                 526,875
                                                                                                      -----------


Cash flows from investing activities                                                                            -


Cash flows from financing activities
Repayment of subordinated debenture                                                                    (6,000,000)
                                                                                                       ----------

Net increase in cash and cash equivalents                                                              (5,473,125)
Cash and cash equivalents at beginning of period                                                        9,975,795
                                                                                                      -----------
Cash and cash equivalents at end of period                                                             $4,502,670
                                                                                                      ===========


Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                                                                             $ 465,205
  Income taxes                                                                                         $       -


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


2.      Summary of Per Share Information


                                                              Three Months Ended                  Six Months Ended
                                                                 September 30                       September 30
                                                                 ------------                       ------------
                                                            1996              1995            1996               1995
                                                            ----              ----            ----               ----
     Investment income                                    $  .33            $  .34         $   .69            $   .69
     Operating expenses                                     (.05)             (.08)           (.12)              (.14)
     Interest expense                                       (.05)             (.09)           (.11)              (.16)
     Income taxes                                           (.01)                -            (.02)              (.01)
                                                          ------          --------         -------            -------
     Net investment income                                   .22               .17             .44                .38
     Distributions from undistributed
       net investment income                                   -                 -            (.20)              (.20)
     Distributions from undistributed net
       realized gain on investments                            -              (.04)              -               (.04)
     Net increase in unrealized appreciation of
       investments before distributions                     3.32              7.24            5.52               7.94
     Distributions from unrealized appreciation
       of investments                                          -             (2.46)              -              (2.46)
     Exercise of employee stock options <F1>                   -              (.19)              -               (.19)
                                                       ---------          --------       ---------           --------
     Net increase in net asset value                        3.54              4.72            5.76               5.43
     Net asset value:
       Beginning of period                                 52.40             40.17           50.18              39.46
                                                         -------           -------         -------            -------
       End of period                                      $55.94            $44.89          $55.94             $44.89
                                                          ======            ======          ======             ======

     Shares outstanding at end of period
       (000s omitted)                                      3,767             3,767           3,767              3,767


<F1> Net  decrease is due to the  exercise of employee  stock  options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Interest income in the six months ended September 30, 1996 decreased from the year-ago period primarily because of the repayment of debentures by portfolio companies offset somewhat by an increase in invested idle funds. During the six months ended September 30, 1996 and 1995, the Company recorded dividend income from the following sources:

                                                          Six Months Ended
                                                            September 30
                                                      1996               1995
                 The RectorSeal Corporation     $   600,001        $   600,001
                 Alamo Group Inc.                   532,000            532,000
                 Skylawn Corporation                300,000                 -
                 Cherokee Communications, Inc.       72,000             72,000
                 Westmarc Communications, Inc.       40,635             40,635
                 Other                               60,331             47,467
                                                 ----------         ----------
                                                 $1,604,967         $1,292,103
                                                 ==========         ==========


     Interest expense in the six months ended September 30, 1996 decreased from the year-ago period due to the repayment of bank debt and a subordinated debenture.

     Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                                        Three Months Ended                     Six Months Ended
                                                           September 30                          September 30
                                                           ------------                          ------------
                                                      1996              1995               1996              1995
                                                      ----              ----               ----              ----
  Alamo Group Inc.                              $ (2,143,000)     $ 1,609,000        $ (6,968,000)       $ 3,920,000
  American Homestar Corporation                     (500,705)         970,025           1,552,185          1,258,113
  Amfibe, Inc.                                             -                -             600,000                  -
  Data Race, Inc.                                    830,000       (2,621,300)            830,000         (1,809,300)
  Dennis Tool Company                                      -                -                   -           (800,000)
  Encore Wire Corporation                          5,171,000         (455,400)          5,326,000         (3,567,000)
  LiL' Things, Inc.                                 (917,540)               -          (1,835,670)                 -
  Mail-Well, Inc.                                  1,824,000        3,669,990           1,833,000          3,669,990
  PTS Holdings, Inc.                                       -                -           3,000,000                  -
  Palm Harbor Homes, Inc.                         12,568,000       17,290,777          21,918,000         17,290,777
  PETsMART, Inc.                                   1,308,440        4,168,906           4,906,650          6,622,950
  The RectorSeal Corporation                       2,000,000                -           2,000,000                  -
  Tecnol Medical Products, Inc.                     (826,938)        (505,351)           (574,262)            45,941
  Tele-Communications, Inc.-TCI Group               (562,500)         135,000            (652,500)           573,750


     On July 31, 1995, Capital Southwest Corporation distributed 940,184 shares (adjusted for the 8/96 stock split) of common stock of Palm Harbor Homes, Inc. on the basis of 1.25 shares for each five shares of Capital Southwest common stock of record on July 17, 1995. Cash payments were made in lieu of Palm Harbor common stock to record holders of fewer than 50 shares of Capital Southwest common stock and in lieu of fractional shares. The fair market value of Palm Harbor common stock on the July 31, 1995 distribution date was determined to be $10.00 per share (adjusted for the 8/96 stock split).

     During the quarter ended September 30, 1996, the Company made no new investments.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on July 15, 1996, with the following results of elections and approval:

                                                                                                Votes Cast
                                                                                ----------------------------------------------------
                                                                                                 Against/       Abstentions/
                                                                                   For           Withheld        Non-Votes
                                                                                ----------------------------------------------------
a.  The following Directors were elected to serve until
     the next Annual Meeting of Stockholders:

                  Graeme W. Henderson                                           3,052,135          9,064          705,852
                  Gary L. Martin                                                3,052,135          9,064          705,852
                  James M. Nolan                                                3,052,135          9,064          705,852
                  William R. Thomas                                             3,052,126          9,073          705,852
                  John H. Wilson                                                3,051,335          9,864          705,852

b.   KPMG Peat Marwick LLP was approved as the
     Company's auditors for the 1997 fiscal year.                               2,982,552          6,598          777,901

c.   Amendment of the fundamental investment policies
     of Capital Southwest Corporation was approved.                             2,498,471         57,046        1,211,534

d.   Amendment of the fundamental investment policies of
     Capital Southwest Venture Corporation was approved.                        2,495,155         60,498        1,211,398


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

                            CAPITAL SOUTHWEST CORPORATION

       November 12, 1996                /s/William R. Thomas
Date:____________________   By:_______________________________________
                               William R. Thomas, President

       November 12, 1996                    /s/Tim Smith
Date:____________________   By:_______________________________________
                               Tim Smith, Vice President and Secretary-Treasurer

                                  EXHIBIT INDEX




                 Exhibit Number             Description
                 --------------             -----------

                     27                     Financial Data Schedule