Form 10-Q
period 1996-12-31
CAPITAL SOUTHWEST CORP
filed 1997-02-11
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              _____________________


For the Quarter Ended December 31, 1996           Commission File Number: 814-61


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

                                  Yes X      No
                                      --       --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      3,767,051 shares of Common Stock, $1 Par Value as of January 31, 1997

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                        December 31, 1996          March 31, 1996
                                                              -----------------          --------------
                                                                   (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: December 31, 1996 - $20,552,361,
         March 31, 1996 - $21,480,361)                           $211,078,840             $191,043,920
      Companies 5% to 25% owned
        (Cost: December 31, 1996 - $20,937,071,
        March 31, 1996 - $18,750,404)                              37,959,002               19,633,672
      Companies less than 5% owned
        (Cost: December 31, 1996 - $21,313,336,
        March 31, 1996 - $18,313,335)                              61,211,426               46,252,869
                                                                  -----------              -----------
      Total investments
        (Cost: December 31, 1996 - $62,802,768,
        March 31, 1996 - $58,544,100)                             310,249,268              256,930,461
Cash and cash equivalents                                           7,424,267               67,045,185
Receivables                                                           506,035                  285,002
Other assets                                                        3,059,790                2,711,802
                                                                  -----------              -----------
      Totals                                                     $321,239,360             $326,972,450
                                                                  ===========              ===========

Liabilities and Shareholders' Equity

Note payable to bank                                             $      -                 $ 50,000,000
Accrued interest and other liabilities                              1,497,310                1,669,839
Income taxes payable                                                6,268,782                6,050,730
Deferred income taxes                                              86,760,128               69,204,128
Subordinated debentures                                             5,000,000               11,000,000
                                                                  -----------              -----------
      Total liabilities                                            99,526,220              137,924,697
                                                                  -----------              -----------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,204,416 shares
        at December 31, 1996 and March 31, 1996                     4,204,416                4,204,416
      Additional capital                                            4,813,121                4,813,121
      Undistributed net investment income                           4,317,669                4,490,374
      Undistributed net realized gain on investments               54,199,736               53,307,782
      Unrealized appreciation of investments -
        net of deferred income taxes                              161,211,500              129,265,362
      Treasury stock - at cost (437,365 shares)                    (7,033,302)              (7,033,302)
                                                                  -----------              -----------
      Net assets at market or fair value, equivalent
        to $58.86 per share at December 31, 1996, and
        $50.18 per share at March 31, 1996 on the
        3,767,051 shares outstanding                              221,713,140              189,047,753
        ---------                                                 -----------              -----------
      Totals                                                     $321,239,360             $326,972,450
                                                                  ===========              ===========



                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                              Three Months Ended                Nine Months Ended
                                                                  December 31                        December 31
                                                            1996              1995            1996               1995
                                                            ----              ----            ----               ----
Investment income:
     Interest                                          $   296,204       $   463,764      $   980,906         $1,498,038
     Dividends                                             393,377         1,502,418        1,998,344          2,794,521
     Management and directors' fees                        153,100           149,350          451,300            417,650
                                                        ----------        ----------       ----------         ----------
                                                           842,681         2,115,532        3,430,550          4,710,209
                                                        ----------        ----------       ----------         ----------
Operating expenses:
     Interest                                              103,103           829,393          533,713          1,416,788
     Salaries                                              231,757           221,142          620,639            615,348
     Net pension expense (benefit)                         (87,475)          (52,175)        (262,427)          (156,526)
     Other operating expenses                              122,235           163,226          354,274            394,516
                                                        ----------        ----------       ----------         ----------
                                                           369,620         1,161,586        1,246,199          2,270,126
                                                        ----------        ----------       ----------         ----------
Income before income taxes                                 473,061           953,946        2,184,351          2,440,083
Income tax expense                                          31,000            20,334           96,825             57,448
                                                        ----------        ----------       ----------         ----------

Net investment income                                  $   442,061       $   933,612      $ 2,087,526        $ 2,382,635
                                                        ==========        ==========       ==========         ==========
Proceeds from disposition of
  investments                                          $ 2,273,338       $20,919,308      $ 2,273,338        $20,919,308
Cost of investments sold                                   813,333         2,621,266          813,333          2,621,266
                                                        ----------        ----------       ----------         ----------
Realized gain on investments before
  income taxes                                           1,460,005        18,298,042        1,460,005         18,298,042
Income tax expense                                         568,052         5,940,235          568,052          5,940,235
                                                        ----------        ----------       ----------         ----------

Net realized gain on investments                           891,953        12,357,807          891,953         12,357,807
                                                        ----------        ----------       ----------         ----------

Increase (decrease) in unrealized
  appreciation of investments before
  income taxes and distributions                        17,067,558        (3,353,503)      49,060,139         37,634,523
Increase (decrease) in deferred income
  taxes on appreciation of investments                   5,917,000        (1,174,000)      17,114,000          9,929,000
                                                        ----------        ----------       ----------         ----------
Net increase (decrease) in unrealized
   appreciation of investments
   before distributions                                 11,150,558        (2,179,503)      31,946,139         27,705,523
                                                        ----------        ----------       ----------         ----------

Net realized and unrealized gain
  on investments                                       $12,042,511       $10,178,304      $32,838,092        $40,063,330
                                                        ==========        ==========       ==========         ==========

Increase in net assets from operations
  before distributions                                 $12,484,572       $11,111,916      $34,925,618        $42,445,965
                                                        ==========        ==========       ==========         ==========


                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------

                                                           Nine Months Ended            Year Ended
                                                           December 31, 1996          March 31, 1996
                                                           -----------------          --------------
                                                               (Unaudited)

Operations
      Net investment income                                 $  2,087,526              $  2,854,917
      Net realized gain on investments                           891,953                11,174,025
      Net increase in unrealized appreciation
        of investments before distributions                   31,946,139                38,745,668
                                                             -----------               -----------
      Increase in net assets from operations
        before distributions                                  34,925,618                52,774,610

Distributions from:
      Undistributed net investment income                     (2,260,231)               (2,253,831)
      Undistributed net realized gain on investments               -                      (153,376)
      Unrealized appreciation of investments                       -                    (9,264,304)

Capital share transactions
      Exercise of employee stock options                           -                       574,750
                                                             -----------               -----------

      Increase in net assets                                  32,665,387                41,677,849

Net assets, beginning of period                              189,047,753               147,369,904
                                                             -----------               -----------

Net assets, end of period                                   $221,713,140              $189,047,753
                                                             ===========               ===========

























                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                             Three Months Ended                 Nine Months Ended
                                                                 December 31                       December 31
                                                             ------------------                 -----------------
                                                            1996              1995             1996             1995
                                                            ----              ----             ----             ----
Cash flows from operating activities
Increase in net assets from operations before
  distributions                                         $ 12,484,572     $ 11,111,916      $ 34,925,618     $ 42,445,965
Adjustments to reconcile increase in net
  assets from operations before distributions
  to net cash provided  by operating activities:
  Depreciation and amortization                                5,710            8,147            21,890           23,361
  Net pension benefit                                        (87,475)         (52,175)         (262,427)        (156,526)
  Net realized and unrealized gain
     on investments                                      (12,042,511)     (10,178,304)      (32,838,092)     (40,063,330)
  Increase in receivables                                   (353,656)        (429,008)         (221,033)        (519,638)
 (Increase) decrease in other assets                           5,165           57,832            (8,531)          40,282
 Increase (decrease) in accrued interest
     and other liabilities                                   (96,948)         602,499          (271,450)         546,326
  Deferred income taxes                                       31,000           18,000            92,000           55,000
                                                         -----------      -----------       -----------      -----------
Net cash provided (used) by operating activities             (54,143)       1,138,907         1,437,975        2,371,440
                                                         -----------      -----------       -----------      -----------

Cash flows from investing activities
Proceeds from disposition of investments                   2,273,338          964,708         2,273,338          964,708
Purchases of securities                                   (3,000,000)      (1,101,684)       (6,000,000)     (11,978,816)
Maturities of securities                                     928,000        4,941,155           928,000        5,051,824
                                                         -----------      -----------       -----------      -----------
Net cash provided (used) by investing activities             201,338        4,804,179        (2,798,662)      (5,962,284)
                                                         -----------      -----------       -----------      -----------

Cash flows from financing activities
Increase (decrease) in notes payable to bank                    -         (25,075,000)      (50,000,000)      54,425,000
Increase in note payable to Skylawn Corp.                       -               -                 -            2,500,000
Repayment of subordinated debenture                             -               -            (6,000,000)           -
Distributions from undistributed net
  investment income                                       (1,506,821)      (1,506,821)       (2,260,231)      (2,253,831)
Distributions from undistributed net realized
  gain on investments                                           -                -                 -             (15,842)
Proceeds from exercise of employee
  stock options                                                 -                -                 -             574,750
                                                         -----------      -----------       -----------      -----------
Net cash provided (used) by financing activities          (1,506,821)     (26,581,821)      (58,260,231)      55,230,077
                                                         -----------      -----------       -----------      -----------

Net increase (decrease) in cash and cash
  equivalents                                             (1,359,626)     (20,638,735)      (59,620,918)      51,639,233
Cash and cash equivalents at beginning
  of period                                                8,783,893       80,650,944        67,045,185        8,372,976
                                                         -----------      -----------       -----------       ----------
Cash and cash equivalents at end of period              $  7,424,267     $ 60,012,209      $  7,424,267     $ 60,012,209
                                                         ===========      ===========       ===========      ===========




                                   (Continued)




                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)


Continued
---------

                                                         Three Months Ended             Nine Months Ended
                                                            December 31                     December 31
                                                         ------------------             -----------------
                                                       1996              1995         1996             1995
                                                       ----              ----         ----             ----

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                           $200,548          $233,360     $691,397         $787,117
  Income taxes                                       $   -             $      9     $      9         $    123



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































                (See Notes to Consolidated Financial Statements)

                      CAPITAL SOUTHWEST VENTURE CORPORATION
           (wholly-owned subsidiary of Capital Southwest Corporation)
                        Statement of Financial Condition
                        --------------------------------
                                December 31, 1996
                                -----------------
                                   (Unaudited)



Assets

Investments at market or fair value
     Companies more than 25% owned (Cost - $3,367,737)              $48,257,782
     Companies 5% to 25% owned (Cost - $3,001,483)                   12,048,001
     Companies less than 5% owned (Cost - $12,260,983)               33,346,522
                                                                     ----------
       Total investments (Cost - $18,630,203)                        93,652,305
Cash and cash equivalents                                             3,594,240
Interest and dividends receivable                                       132,123
Other assets                                                             49,432
                                                                     ----------
              Total                                                 $97,428,100
                                                                     ==========

Liabilities and Shareholder's Equity

Accrued interest and other liabilities                              $    81,401
Deferred income taxes                                                26,185,000
Subordinated debenture                                                5,000,000
                                                                     ----------
         Total liabilities                                           31,266,401
                                                                     ----------

Shareholder's equity
     Common stock, $1 par value: authorized 5,000,000 shares;
       issued and outstanding, 1,000,000 shares                       1,000,000
     Additional capital                                              16,011,904
     Undistributed net investment income                                642,163
     Accumulated net realized loss on investments                      (329,470)
     Unrealized appreciation of investments - net of deferred
       income taxes                                                  48,837,102
                                                                     ----------
         Shareholder's equity                                        66,161,699
                                                                     ----------
              Total                                                 $97,428,100
                                                                     ==========



















                (See Notes to Consolidated Financial Statements)

                      CAPITAL SOUTHWEST VENTURE CORPORATION
           (wholly-owned subsidiary of Capital Southwest Corporation)
                             Statement of Operations
                             -----------------------
                       Nine Months Ended December 31, 1996
                       -----------------------------------
                                   (Unaudited)

Investment income:
    Interest                                                                    $    750,787
    Dividends                                                                        941,372
                                                                                 -----------
                                                                                   1,692,159
                                                                                 -----------
Operating expenses:
    Interest                                                                         533,713
    Management fee                                                                   107,844
    Miscellaneous                                                                     10,917
                                                                                 -----------
                                                                                     652,474
                                                                                 -----------
Net investment income                                                           $  1,039,685
                                                                                 ===========


Proceeds from disposition of investments                                        $  2,273,338
Cost of investments sold                                                             813,333
                                                                                 -----------
Realized gain on investments before income taxes                                   1,460,005
Income tax expense                                                                   350,000
                                                                                 -----------
Net realized gain on investments                                                   1,110,005
                                                                                 -----------

Net increase in unrealized appreciation of investments before distribution
    (net of increase in deferred income taxes of $4,719,000)                    $  8,927,766
                                                                                 -----------

Net realized and unrealized gain on investments                                 $ 10,037,771
                                                                                 -----------


Increase in shareholder's equity from operations before distribution            $ 11,077,456
                                                                                 ===========

                  Statements of Changes in Shareholder's Equity
                  ---------------------------------------------

                                                         Nine Months Ended        Year Ended
                                                          December 31, 1996      March 31, 1996
                                                          -----------------      --------------
                                                             (Unaudited)
Net investment income                                       $ 1,039,685         $  1,508,704
Net realized gain (loss) on investments                       1,110,005             (552,240)
Net increase in unrealized appreciation
  of investments before distribution                          8,927,766           12,662,525
                                                             ----------          -----------
Increase in shareholder's equity from
  operations before distribution                             11,077,456           13,618,989
Capital contribution by Capital Southwest Corporation           404,955            2,500,000
Distributions to Capital Southwest Corporation from:
  Undistributed net investment income                        (1,129,184)          (1,089,251)
  Accumulated net realized loss on investments                 (623,008)            (137,765)
  Unrealized appreciation of investments                           -              (9,279,873)
                                                             ----------          -----------
Increase in shareholder's equity                              9,730,219            5,612,100

Shareholder's equity, beginning of period                    56,431,480           50,819,380
                                                             ----------          -----------

Shareholder's equity, end of period                         $66,161,699         $ 56,431,480
                                                             ==========          ===========

                (See Notes to Consolidated Financial Statements)

                      CAPITAL SOUTHWEST VENTURE CORPORATION
           (wholly-owned subsidiary of Capital Southwest Corporation)
                             Statement of Cash Flows
                             -----------------------
                       Nine Months Ended December 31, 1996
                       -----------------------------------
                                   (Unaudited)


Cash flows from operating activities
Increase in shareholder's equity from operations before distribution            $ 11,077,456
Adjustments to reconcile increase in shareholder's equity from operations before distribution to net cash provided by operating activities:
  Net realized and unrealized gain on investments                                (10,037,771)
  Increase in interest and dividends receivable                                      (28,841)
  Decrease in other assets                                                            12,317
  Decrease in accrued interest and other liabilities                                (258,817)
                                                                                 -----------

Net cash provided by operating activities                                            764,344
                                                                                 -----------


Cash flows from investing activities
Proceeds from disposition of investments                                           2,273,338
Purchase of securities                                                            (3,000,000)
Maturities of securities                                                             928,000
                                                                                 -----------
Net cash provided by investing activities                                            201,338
                                                                                 -----------

Cash flows from financing activities
Repayment of subordinated debenture                                               (6,000,000)
Capital contribution by Capital Southwest Corporation                                404,955
Distributions from undistributed net investment income                            (1,129,184)
Distributions from accumulated net realized loss on investments                     (623,008)
                                                                                 -----------
                                                                                  (7,347,237)
                                                                                 -----------

Net increase in cash and cash equivalents                                         (6,381,555)
Cash and cash equivalents at beginning of period                                   9,975,795
                                                                                 -----------
Cash and cash equivalents at end of period                                      $  3,594,240
                                                                                 ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                                      $    665,753
  Income taxes                                                                  $       -









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


2.      Summary of Per Share Information

                                                Three Months Ended       Nine Months Ended
                                                      December 31             December 31
                                                  ------------------       -----------------
                                                  1996          1995       1996         1995
                                                  ----          ----       ----         ----

     Investment income                          $  .22        $  .56     $  .91      $  1.25
     Operating expenses                           (.07)         (.09)      (.19)        (.23)
     Interest expense                             (.03)         (.22)      (.14)        (.38)
     Income taxes                                   -             -        (.02)        (.01)
                                                 -----         -----      -----       ------
     Net investment income                         .12           .25        .56          .63
     Net realized gain on investments              .24          3.28        .24         3.28
     Net increase (decrease) in unrealized
       appreciation of investments before
       distributions                              2.96          (.58)      8.48         7.36
     Distributions from undistributed
       net investment income                      (.40)         (.40)      (.60)        (.60)
     Distributions from undistributed net
       realized gain on investments                 -             -         -           (.04)
     Distributions from unrealized appreciation
       of investments                               -             -         -          (2.46)
     Exercise of employee stock options (1)         -             -         -           (.19)
                                                 -----         -----      -----       ------
     Net increase in net asset value              2.92          2.55       8.68         7.98
     Net asset value:
       Beginning of period                       55.94         44.89      50.18        39.46
                                                 -----         -----      -----       ------
       End of period                            $58.86        $47.44     $58.86       $47.44
                                                 =====         =====      =====        =====

     Shares outstanding at end of period
       (000s omitted)                            3,767         3,767      3,767        3,767


(1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Interest income in the nine months ended December 31, 1996 decreased from the year-ago period primarily because of the repayment of debentures by portfolio companies offset somewhat by an increase in invested idle funds. During the nine months ended December 31, 1996 and 1995, the Company recorded dividend income from the following sources:

                                                        Nine Months Ended
                                                           December 31
                                                        -----------------
                                                    1996                 1995
                                                    ----                 ----
             Alamo Group Inc.                 $  798,000           $  798,000
             The RectorSeal Corporation          640,895            1,229,019
             Skylawn Corporation                 300,000              150,000
             Cherokee   Communications, Inc.     108,000              108,000
             Westmarc Communications, Inc.        60,953               60,953
             Humac Company                          -                 208,200
             Texas Shredder, Inc.                 28,125              168,750
             Other                                62,371               71,599
                                               ---------            ---------
                                              $1,998,344           $2,794,521
                                               =========            =========

     Interest expense in the nine months ended December 31, 1996 decreased from the year-ago period due to the repayment of bank debt and a subordinated debenture and due to the accrual of interest in the prior year on the deferred tax related to the installment sale of MESC Holdings, Inc.

     During the nine months ended December 31, 1996, the Company reported a realized gain before income taxes of $1,460,005. It should be noted that a realized gain before income taxes and a decrease in unrealized appreciation before income taxes are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being unrealized to being realized. Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.

     Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                               Three Months Ended                        Nine Months Ended
                                                   December 31                              December 31
                                               ------------------                        -----------------
                                             1996              1995                    1996             1995
                                             ----              ----                    ----             ----
  Alamo Group Inc.                    $ 5,359,000          $      -             $(1,609,000)       $ 3,920,000
  All Components, Inc.                  1,000,000                 -               1,000,000              -
  American Homestar Corporation          (500,704)        1,266,255               1,051,481          2,524,368
  Cherokee Communications, Inc.         5,752,958         1,000,000               5,752,938          1,000,000
  Data Race, Inc.                       5,259,721           223,900               5,764,886         (1,585,400)
  Encore Wire Corporation               1,539,000        (2,789,000)              6,865,000         (6,356,000)
  LiL'Things, Inc.                          -              (318,284)             (1,835,670)          (318,284)
  Mail-Well, Inc.                       3,123,000          (607,000)              4,956,000          3,062,990
  PTS Holdings, Inc.                        -                 -                   3,000,000              -
  Palm Harbor Homes, Inc.                   -            14,461,000              21,918,000         31,751,777
  PETsMART, Inc.                       (2,535,101)         (899,000)              2,371,549          5,434,755
  The RectorSeal Corporation                -             1,000,000               2,000,000          1,000,000
  Skylawn Corporation                  (3,000,000)            -                  (3,000,000)             -
  The Whitmore Manufacturing Co.        1,200,000          (800,000)              1,200,000           (800,000)


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

     During the quarter ended December 31, 1996, the Company made a new investment of $3,000,000.


                           PART II. OTHER INFORMATION
                           --------------------------

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

                                          CAPITAL SOUTHWEST CORPORATION

     February 10, 1997                /s/William R. Thomas
Date:_________________      By:_________________________________________________
                               William R. Thomas, President

     February 10, 1997                    /s/Tim Smith
Date:_________________      By:_________________________________________________
                               Tim Smith, Vice President and Secretary-Treasurer

                                  EXHIBIT INDEX
                                  -------------




         Exhibit Number           Description
         --------------           -----------

              27                  Financial Data Schedule