Form 10-K405
period 1997-03-31
CAPITAL SOUTHWEST CORP
filed 1997-06-30
CIK 17313

Capital Southwest Corporation
                          12900 Preston Road, Suite 700
                               Dallas, Texas 75230

(972) 233-8242  Telephone                                Fax (972) 233-7362



                                  June 29, 1997




Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, DC  20549



Gentlemen:

Pursuant to regulations of the Securities and Exchange Commission, submitted for filing on behalf of Capital Southwest Corporation is the Company's Form 10-K405 for the year ended March 31, 1997.

This filing is being effected by direct transmission to the Commission's EDGAR System.

                                                     Sincerely,



                                                     Susan Patterson
                                                     Controller

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                    FORM 10-K 405

                  (Mark One)
                  [  X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                  [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                  -----------------------------------------------------------

For the Fiscal Year Ended March 31, 1997          Commission File Number: 814-61

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

           Securities registered pursuant to Section 12(g)of the Act:
                         Common Stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 1997 was $142,654,636, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of May 1, 1997 was 3,767,051:



         Documents Incorporated by Reference                                            Part of Form 10-K

  (1)  Annual Report to Shareholders for the Year Ended                                 Parts I and II; and
                  March 31, 1997                                                    Part IV, Item 14(a)(1) and (2)

  (2)  Proxy Statement for Annual Meeting of Shareholders                                     Part III
                 to be held July 21, 1997


                                TABLE OF CONTENTS

                                                                                                                 Page
PART I
         Item 1.      Business.....................................................................................1
         Item 2.      Properties...................................................................................1
         Item 3.      Legal Proceedings............................................................................1
         Item 4.      Submission of Matters to a Vote of Security Holders..........................................1

PART II
         Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters........................2
         Item 6.      Selected Financial Data......................................................................2
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                        of Operations..............................................................................2
         Item 8.      Financial Statements and Supplementary Data..................................................2
         Item 9.      Changes in and Disagreements With Accountants on Accounting and
                        Financial Disclosure.......................................................................3

PART III
         Item 10.     Directors and Executive Officers of the Registrant...........................................3
         Item 11.     Executive Compensation.......................................................................3
         Item 12.     Security Ownership of Certain Beneficial Owners and Management...............................4
         Item 13.     Certain Relationships and Related Transactions...............................................4

PART IV
         Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................4

Signatures ........................................................................................................5

Exhibit Index .....................................................................................................6


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

         The twelve largest investments of the Company had a combined cost of $41,943,522 and a value of $263,978,402, representing 90.0% of the value of the Company's consolidated investment portfolio at March 31, 1997. For a narrative description of the twelve largest investments, see "Twelve Largest Investments - March 31, 1997" on pages 4 through 6 of the Company's Annual Report to Shareholders for the Year Ended March 31, 1997 (the "1997 Annual Report") which is herein incorporated by reference. Certain of the information presented on the twelve largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' financial statements, which in some instances are unaudited.

         The Company competes for attractive investment opportunities with venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, other SBICs and wealthy individuals.

         The number of persons employed by the Company at March 31, 1997 was eight.

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

Item 4.       Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Information set forth under the captions "Shareholder Information - Shareholders, Market Prices and Dividends" on page 27 of the 1997 Annual Report are herein incorporated by reference.

Item 6.       Selected Financial Data
              -----------------------

     "Selected Consolidated Financial Data" on page 26 of the 1997 Annual Report is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial ConditionI and Results of Operations

         Pages 23 through 25 of the Company's 1997 Annual Report are herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

         Pages 7 through 22 of the Company's 1997 Annual Report are herein incorporated by reference. See also Item 14 of this Form 10-K - "Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

         Selected Quarterly Financial Data (Unaudited)
         ---------------------------------------------

         The   following   presents  a  summary  of  the   unaudited   quarterly
consolidated financial information for the years ended March 31, 1997 and 1996.

                                                            First         Second           Third       Fourth
                                                           Quarter        Quarter         Quarter      Quarter        Total
                                                           -------        -------         -------      -------        -----
                                                                          (In thousands, except per share amounts)
1997
----
    Net investment income                                $    817        $   829        $   442      $    486      $  2,574
    Net realized gain on investments                            -              -            892         5,914         6,806
    Net increase (decrease) in unrealized
       appreciation of investments before
       distributions                                        8,291         12,505         11,150       (9,141)        22,805
    Net increase (decrease) in net assets
       from operations before distributions                 9,107         13,334         12,485       (2,741)        32,185
    Net increase (decrease) in net assets
       from operations before distributions
       per share                                             2.42           3.54           3.31         (.73)          8.54

1996
----
    Net investment income                                $    816        $   633        $   934      $    472      $  2,855
    Net realized gain (loss) on investments                     -              -         12,358       (1,184)        11,174
    Net increase (decrease) in unrealized
       appreciation of investments before
       distributions                                        2,613         27,272        (2,180)        11,041        38,746
    Net increase in net assets from operations
       before distributions                                 3,429         27,905         11,112        10,329        52,775
    Net increase in net assets from operations
       before distributions per share                         .91           7.41           2.95          2.74         14.01


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information set forth under the captions "Election of Directors" in the Company's definitive Proxy Statement for Annual Meeting of Shareholders to be held July 21, 1997, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or about June 12, 1997 (the "1997 Proxy Statement") is herein incorporated by reference.

Executive Officers of the Registrant

         The officers of the Company, together with the offices in the Company presently held by them, their business experience during the last five years and their ages are as follows:

          D.Scott Collier, age 34, has served as Vice President of the Company since April 1995 and was an investment associate with the Company from 1991 to 1995.

          J. Bruce Duty, age 46, has served as Senior Vice President of the Company since 1993, Vice President of the Company from 1982 to 1993, Secretary of the Company from 1980 to 1993 and Treasurer of the Company from 1980 to January 1990.

          Patrick F. Hamner, age 41, has served as Vice President of the Company since 1986 and was an investment associate with the Company from 1982 to 1986.

          Gary L. Martin, age 50, has been a director of the Company since July 1988 and has served as Vice President of the Company since 1984. He previously served as Vice President of the Company from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned subsidiary of the Company.

          Tim Smith, age 36, has served as Vice President and Secretary of the Company since 1993, Treasurer of the Company since January 1990 and was an investment associate with the Company from July 1989 to January 1990.

          William R. Thomas, age 68, has served as Chairman of the Board of Directors of the Company since 1982 and President of the Company since 1980. In addition, he has been a director of the Company since 1972 and was previously Senior Vice President of the Company from 1969 to 1980.

         No family relationship exists between any of the above-listed officers, and there are no arrangements or understandings between any of them and any other person pursuant to which they were selected as an officer. All officers are elected to hold office for one year and until their successors are elected and qualify.

Item 11.      Executive Compensation

         The information set forth under the caption "Compensation of Directors and Executive Officers" in the 1997 Proxy Statement is herein incorporated by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Election of Directors" in the 1997 Proxy Statement is herein incorporated by reference.

Item 13.      Certain Relationships and Related Transactions

         There were no relationships or transactions within the meaning of this item during the fiscal year ended March 31, 1997 or proposed for the fiscal year ending March 31, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following financial statements included in pages 7 through 22 of the Company's 1997 Annual Report are herein incorporated by reference:

         (A)  Portfolio of Investments - March 31, 1997

               Consolidated Financial Statements of the Company and Subsidiary

               Consolidated Statements of Financial Condition - March 31, 1997 and 1996

               Consolidated Statements of Operations - Years Ended March 31, 1997, 1996 and 1995

               Consolidated Statements of Changes in Net Assets - Years Ended March 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows - Years Ended March 31, 1997, 1996 and 1995

         (B)   Notes to Consolidated Financial Statements

         (C)  Notes to Portfolio of Investments

         (D)  Selected Per Share Data and Ratios

         (E)  Independent Auditors' Report

    (a)(2) All schedules are omitted because they are not applicable or not required, or the information is otherwise supplied.

    (a)(3)  See the Exhibit Index on page 6.

    (b) The Company filed no reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CAPITAL SOUTHWEST CORPORATION

                                                        /s/ William R. Thomas

                                                  By:--------------------------
                                                  (William R. Thomas, President
                                                   and Chairman of the Board)

Date:  June 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


        Signature                          Title                              Date
        ---------                          -----                              ----

    /s/ William R. Thomas
---------------------------             President and Chairman              June 26, 1997
     (William R. Thomas)                    of the Board and Director

   /s/ Gary L. Martin                   Director                            June 26, 1997
---------------------------
     (Gary L. Martin)

   /s/ Graeme W. Henderson
---------------------------
                                        Director                            June 26, 1997
   (Graeme W. Henderson)


   /s/ James M. Nolan
---------------------------             Director                            June 26, 1997
   (James M. Nolan)


  /s/ John H. Wilson
---------------------------             Director                            June 26, 1997
   (John H. Wilson)


  /s/ Tim Smith
---------------------------             Vice President and                 June 26, 1997
   (Tim Smith)                          Secretary-Treasurer
                                       (Financial and Accounting Officer)

                                  EXHIBIT INDEX


     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)


     Exhibit No.                                 Description
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

       10.1 The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1989.

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

     Exhibit No.                                 Description
     -----------                                 -----------

       10.6 Form of Indemnification Agreement which has been established with all directors and executive officers of the Company (filed as Exhibit 10.9 to Form 8-K dated February 10, 1994).

       10.7 Capital Southwest Corporation 1984 Incentive Stock Option Plan as amended and restated as of April 20, 1987 (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 1990).

       13.  *                       Annual Report to Shareholders for the
                                    fiscal year ended March 31, 1997.

       21. List of subsidiaries of the Company (filed as Exhibit 22 to Form 10-K for the fiscal year ended March 31, 1992).

       23.  *                       Independent Auditors' Consent.

       27.  *                       Financial Data Schedule.
                                       7

                                   Exhibit 13


                   Twelve Largest Investments-March 31, 1997

Palm Harbor Homes, Inc.                                     $84,458,000

   Palm Harbor Homes, Dallas, Texas, is an integrated manufactured housing company, building, retailing, financing and insuring homes produced in 15 plants in Alabama, Arizona, Florida, North Carolina, Ohio, Oregon and Texas and sold in 34 states by over 600 independent dealers and 59 company-owned or affiliated retail superstores. Palm Harbor manufactures high-quality, energy-efficient homes designed to meet the need for affordable housing, particulrly among retirees and newly-formed families.

   During the year ended March 28, 1997, Palm Harbor earned $24,739,000 ($1.68 per share on net sales of $563,192,000, compared with earnings of $14,978,000 ($1.18 per share) on net sales of $417,214,000 in the previous year. The
March 31, 1997 closing Nasdaq bid price of Palm Harbor's common stock was $21.00 per share.

   At March 31, 1997, the $10,931,955 investment in Palm Harbor by Capital Southwest and its subsidiary was valued at $84,458,000 ($16.80 per share) consisting of 5,027,276 restricted shares of common stock, representing a fully-diluted equity interest of 33.2%.

Skylawn Corporation
                                         $42,000,000
   Skylawn Corporation owns and operates cemeteries, mausoleums and mortuaries. Skylawn's operations, all of which are in California, include a mausoleum and an adjacent mortuary in Oakland and cemeteries and mausoleums in San Mateo, Hayward, Sacramento and Napa, the latter three of which also have mortuaries at the cemetery sites. All of these entities are well established and have provided funeral services to their respective communities for many years.

   For the fiscal  year  ended  March 31,  1997,  Skylawn  Corporation  earned
$3,822,000  on  revenues  of   $20,602,000.   In  the  previous  year,  Skylawn
earned $4,462,000 on revenues of $22,939,000.

   At March 31, 1997, Capital Southwest owned 100% of Skylawn Corporation's common stock, which had a cost of $4,510,400 and was valued at $42,000,000.

The RectorSeal Corporation                                  $35,000,000

   The RectorSeal Corporation, with plants in Houston and Mount Vernon, New York, manufactures specialty chemical products including pipe thread sealants, fire- stop sealants, plastic solvent cements and other formulations for plumbing and industrial applications. RectorSeal's subsidiary, Jet-Lube, Inc., with plants in Houston, England and Canada, produces anti-seize compounds, specialty lubricants and other products used in industrial and oil field applications. RectorSeal also owns a 20% equity interest in The Whitmore Manufacturing Company (described subsequently).

   During the year ended March 31, 1997, RectorSeal earned $3,116,000 on revenues of $37,988,000, compared with earnings of $3,014,000 on revenues of $29,290,000 in the previous year. RectorSeal's earnings do not reflect its 20%equity in the Whitmore Manufacturing Company.

   At March 31, 1997, Capital Southwest owned 100% of RectorSeal's common Stock having a cost of $52,600 and a value of $35,000,000.

Alamo Group Inc.                                            $31,777,000

   Alamo Group Inc. is a leading designer, manufacturer and distributor of heavy-duty, tractor-mounted mowing and vegetation maintenance equipment. Founded
in  1969,   Alamo  Group  operates  12   manufacturing   facilities  and  serves
agricultural, governmental and commercial markets in the U.S. and Europe.

   For the year ended December 31, 1996, Alamo reported consolidated earnings of $8,762,000 ($0.91 per share) on net sales of $183,595,000, compared with earnings of $11,615,000 ($1.34 per share) on net sales of $163,852,000 in the previous year. The March 31, 1997 closing NYSE market price of Alamo's common stock was $15.875 per share.

   At March 31, 1997, the $575,000 investment in Alamo by Capital Southwest and its subsidiary was valued at $31,777,000, consisting of 2,660,000 restricted shares of common stock valued at $31,654,000 ($11.90 per share) and warrants valued at $123,000, representing a fully-diluted equity interest of 26.8% at an anticipated cost of $1,575,000.

Encore Wire Corporation                                     $16,381,000

   Encore Wire Corporation, McKinney, Texas, manufactures a broad line of copper electrical wire and cable including non-metallic sheathed cable, underground feeder cable and THHN cable for residential, commercial and industrial construction. Encore's products are sold through large-volume distributors and building materials retailers.

   For the year ended December 31, 1996, Encore reported net income of $7,159,000 ($1.00 per share) on net sales of $179,132,000, compared with a net loss of $545,000 ($0.08 per share) on net sales of $151,308,000 in the previous year. The March 31, 1997 closing Nasdaq bid price of Encore's common stock was $18.25 per share.

   At March 31, 1997, the $4,100,000 investment in 1,122,000 shares of Encore's restricted common stock by Capital Southwest and its subsidiary was valued at $16,381,000 ($14.60 per share), representing a fully-diluted equity interest of 14.6%.

PETsMART, Inc.                                              $13,084,400

   PETsMART, Inc., Phoenix, Arizona, is the nation's leading operator of superstores specializing in pet food, pet supplies and pet services, including full scale veterinary care. PETsMART currently operates 397 superstores in North America and the United Kingdom.

   For the year ended February 2, 1997, PETsMART reported net income of $20,591,000 ($0.17 per share) on net sales of $1,501,017,000, compared with a net loss of $7,018,000 ($0.06 per share) on net sales of $1,168,056,000 in the previous year. The March 31, 1997 closing Nasdaq bid price of PETsMART's common stock was $20.00 per share.

   At March 31, 1997, Capital Southwest and its subsidiary owned 654,220 unrestricted shares of PETsMART common stock, having a cost of $2,878,733 and a market value of $13,084,400 ($20.00 per share).

Mail-Well, Inc.                                             $10,966,000

   Mail-Well, Inc., Englewood, Colorado, is a leading envelope manufacturer and printer in the United States and Canada, specializing in customized envelopes and high-impact color printing. Mail-Well operates over 50 plants and numerous sales offices throughout North America.

   For the year ended December 31, 1996, Mail-Well reported earnings of $16,927,000 ($1.42 per share) on net sales of $778,524,000, compared with earnings of $10,373,000 ($1.36 per share) on net sales of $596,803,000 in the previous year. The March 31, 1997 closing Nasdaq bid price of Mail-Well's common stock was $19.75 per share.

     At March 31,  1997,  the  $2,889,010  investment  in  Mail-Well  by Capital
Southwest was valued at $10,966,000 ($15.80 per share) consisting of 694,063 restricted shares of common stock, representing a fully-diluted equity interest of 5.3%.

American Homestar Corporation                                $8,512,002

   American Homestar Corporation, League City, Texas, builds, retails and finances manufactured housing, producing homes from its eight plants and retailing its products through 52 company-owned retail sales centers and more than 300 independent dealers in 24 states.

   For the year ended May 31, 1996, American Homestar reported net income of $9,756,000 ($0.98 per share) on net sales of $231,232,000. Unaudited earnings for the nine months ended February 28, 1997 were $9,713,000 ($0.87 per share) compared with $6,423,000 ($0.67 per share) during the same period in the preceding year. The March 31, 1997 closing Nasdaq bid price of American Homestar's stock was $17.00 per share.

   At March 31, 1997, Capital Southwest and its subsidiary owned 500,706 unrestricted shares of American Homestar common stock, having a cost of $3,405,824 and a market value of $8,512,002 ($17.00 per share), representing a fully-diluted equity interest of 4.2%.

PTS Holdings, Inc.                                           $6,800,000

   PTS Holdings, Inc. Anaheim, California, through its subsidiary, Power Paragon, manufactures power systems which provide continuous high-quality electric power for military and commercial equipment. Operating divisions based in California, Arizona and Germany produce power conditioning systems for the U.S. Navy and navies of other countries, uninterruptible power supplies for commercial installations including computer facilities, and power conversion devices for aerospace, industrial and commercial use.

   For the year ended June 30, 1996, PTS reported net income of $6,681,000 on net sales of $79,950,000. Earnings for the nine months ended March 31, 1997 were $3,119,000, compared with $4,329,000 during the same period in the preceding year.

   At March 31, 1997, Capital Southwest's $2,000,000 investment in the common stock of PTS Holdings, Inc. was valued at $6,800,000 and represents a fully-diluted equity interest of 21.6%.

The Whitmore Manufacturing Company                           $6,000,000

   The Whitmore Manufacturing Company, with plants in Rockwall, Texas and Cleveland, Ohio, manufactures specialty lubricants for heavy equipment used in surface mining and other industries, and produces transit coatings for the automobile industry. Whitmore's subsidiary, Hanson-Loran Company, Inc., Buena Park, California, produces floor-finishing compounds, supplies and equipment for supermarkets.

   During the year ended March 31, 1997, Whitmore reported net income of $971,000 on net sales of $17,431,000, compared with a net loss of $611,000 on net sales of $16,829,000 in the previous year. The company is owned 80% by Capital Southwest and 20% by Capital Southwest's subsidiary, The RectorSeal Corporation (described on a previous page).

   At March 31, 1997, the direct investment in Whitmore by Capital Southwest was valued at $6,000,000 and had a cost of $1,600,000. Our Company's direct and indirect equity in Whitmore's income for the year ended March 31, 1997 was $971,000.

SDI Holding Corp.                                            $6,000,000

   SDI Holding Corp., Glasgow, Delaware, through its subsidiary, Sterling Diagnostic Imaging, Inc., manufactures and markets on a world-wide basis, x-ray imaging film, intensifying screens, cassettes, film development chemicals and related equipment and services. A subsidiary, Direct Radiography Corp., is developing a system, scheduled for 1998 introduction, which will capture, store and transmit conventional x-ray images in a digital format.

     The net assets of the Diagnostic Imaging business were purchased from E. I. DuPont de Nemours for approximately $315 million in March 1996. The operations acquired by SDI recorded 1995 sales of $539 million and 1996 sales of $500 million.

     At March 31, 1997, Capital Southwest's $6,000,000 investment in the common stock of SDI Holding Corp. was valued at cost and represents a fully-diluted equity interest of 10.6%.


Rewind Holdings, Inc.                                        $3,000,000

   Rewind Holdings, Inc., Sugar Land, Texas, through its wholly-owned subsidiary, Bill Young Productions, Inc., is the leading producer of radio and television commercials for the touring entertainment industry and is a
nationally-recognized   producer  of  music   videos,   commercials   and  other
productions.

   In October 1996, Capital Southwest's subsidiary invested $3,000,000 in a 12% subordinated note and 8% convertible preferred stock of Rewind Holdings, Inc., which acquired the outstanding common stock of Bill Young Productions, Inc. The operations acquired by Rewind reported revenues of $6,928,000 during the twelve months ended September 30, 1996.

   At March 31, 1997, the investment by Capital Southwest's subsidiary consisting of $2,625,000 in a 12% subordinated note and $375,000 in 8% convertible preferred stock was valued at cost and represents a fully-diluted equity interest of 40.7%.

                    Portfolio of Investments - March 31, 1997





                   Company                      Equity (a)           Investment (b)                        Cost          Value (c)
-----------------------------------------------------------------------------------------------------------------------------------
=ALAMO GROUP INC.                                26.8%       2,660,000 shares common stock (acquired     $ 575,000      $31,654,000
   San Antonio, Texas                                        4-1-73 and 7-18-78)
   Heavy-duty, tractor-mounted mowing and
   vegetation maintenance equipment for                      Warrant to purchase 62,500 shares of common
   agricultural and governmental markets.                    stock at $16.00 per share, expiring 2000            -          123,000
                                                             (acquired 11-25-91)                         -----------    -----------
                                                                                                           575,000       31,777,000

-----------------------------------------------------------------------------------------------------------------------------------

  ALL COMPONENTS, INC.                           30.0%       14% subordinated debenture, due 1999
   Addison, Texas                                            (acquired 9-16-94)                             600,000         600,000
   Distribution and production of memory and                 150,000 shares Series A convertible
   other components to personal computer                     preferred stock acquired 9-16-94)              150,000       1,150,000
   manufacturers, retailers and value-added                  450,000 shares Series B preferred stock        450,000         450,000
   resellers.                                                (acquired 9-16-94)                            --------       ---------
                                                                                                          1,200,000       2,200,000

-----------------------------------------------------------------------------------------------------------------------------------

=AMERICAN HOMESTAR CORPORATION                   4.2%        ++500,706 shares common stock
   League City, Texas                                         (acquired 8-31-93, 7-12-94 and 3-28-96)     3,405,824       8,512,002
   Manufacturing, retailing and financing
   of manufactured housing sold in 24 states.

-----------------------------------------------------------------------------------------------------------------------------------

  AMFIBE, INC.                                  40.0%        2,000 shares Class B non-voting
   Martinsville, Virginia                                    stock (acquired 6-15-94)                       200,000       1,600,000
   Nylon monofilament yarns for the textile
   industry.
-----------------------------------------------------------------------------------------------------------------------------------

  BALCO, INC.                                   86.0%        14% subordinated debentures, payable 1998
   Wichita, Kansas                                               to 2002 (acquired 8-13-91)                 400,000         400,000
   Specialty architectural products used                     14% subordinated debenture, payable 1998
   the construction and remodeling of commercial                 to 2002, last maturing $250,000
   and institutional buildings.                                  convertible into 250,000 shares of
                                                                 common stock at $1.00 per share
                                                                 (acquired 6-1-91)                          800,000         800,000
                                                                 110,000 shares common stock and 60,920
                                                                  shares Class B non-voting stock
                                                                  (acquired 10-25-83)                       170,920         170,920
                                                                 Warrants to purchase 85,000 shares of
                                                                 common stock a $2.40 per share, expiring        -               -
                                                                 2001 (acquired 8-13-91)                    -------         -------
                                                                                                          1,370,920       1,370,920

-----------------------------------------------------------------------------------------------------------------------------------

=DATA RACE, INC.                                 2.9%        ++176,105 shares common stock                  480,116       2,333,000
   San Antonio, Texas                                        (acquired 10-7-92)
   Statistical multiplexers, custom                           35,507 shares common stock                     94,698         235,000
   data/fax/voice modems and local and wide                  (acquired 2-3-97)                              -------       ---------
                                                                                                            574,814       2,568,000



=Publicly-owned company         ++Unrestricted securities as defined in Note (b)




                   Company                     Equity (a)            Investment (b)                        Cost           Value (c)
-----------------------------------------------------------------------------------------------------------------------------------

  DENNIS TOOL COMPANY                          46.1%      98,687 shares common stock (acquired 3-7-94)  $   330,000    $  2,305,000
   Houston, Texas
   Polycrystalline  diamond  compacts
   (PDCs) used in oil field drill bits and in
   mining and industrial applications.
-----------------------------------------------------------------------------------------------------------------------------------

  DYMETROL COMPANY, INC.                       33.8%      15% subordinated notes, payable quarterly
   Hockessin, Delaware                                    1998 to 1999(acquired 5-27-93)                    774,379         774,379
   Nylon strapping for packaging                          19,912 shares common stock, non-voting            199,115         199,115
   applications and copolyester elastomeric               (acquired 5-27-93)                                -------         -------
   tape used in automobiles.                                                                                973,494         973,494

------------------------------------------------------------------------------------------------------------------------------------

=ENCORE WIRE CORPORATION                       14.6%      1,122,000 shares common stock (acquired 7-16-92,
   McKinney, Texas                                        3-15-94 and 4-28-94)                              4,100,000    16,381,000
   Electrical wire and cable for residential
   and commercial use.

-----------------------------------------------------------------------------------------------------------------------------------

=FMC CORPORATION                           less than 1%   ++6,430 shares common stock (acquired 6-6-86)       123,778       393,838
   Chicago, Illinois
   Machinery and chemicals in
   diversified product areas.

-----------------------------------------------------------------------------------------------------------------------------------

=FRONTIER CORPORATION                      less than 1%   ++31,338 shares common stock (acquired 12-20-95)     78,346       560,167
   Rochester, New York
   Diversified telecommunications company.
-----------------------------------------------------------------------------------------------------------------------------------

  LIL' THINGS, INC.                            7.3%       2,250,000 shares Class A cumulative preferred stock,
   Arlington, Texas                                        convertible into 2,250,000 shares of common
   Retail chain of superstores selling                     stock at $1.00 per share (acquired 2-12-93
   Products for children from                              and 12-1-93)                                     2,250,000            -
   birth to six years.                                    666,666 shares Class B cumulative preferred
                                                           stock, convertible into 746,268 shares of common
                                                           stock at at $1.34 per share (acquired 9-15-94)   1,000,000            -
                                                          617,410 shares Class C cumulative preferred stock,
                                                           convertible into 617,410 shares of common stock
                                                           at $1.20 per share (acquired 12-4-95)              740,894            2
                                                          Warrants to purchase 58,842 shares of common
                                                           stock at $.01 per share, expiring 2000                   -            -
                                                           (acquired 11-6-95)
                                                                                                             ---------    ---------
                                                                                                            3,990,894            2
-----------------------------------------------------------------------------------------------------------------------------------

=MAIL-WELL, INC.                               5.3%       694,063 shares common stock (acquired 2-18-94,
   Englewood, Colorado                                    12-14-94 and 7-27-95)                             2,889,010    10,966,000
   Customized envelopes and high-impact
   color printing.


=Publicly-owned company        ++Unrestricted securities as defined in Note (b)



                   Company                   Equity (a)             Investment (b)                        Cost           Value (c)
-----------------------------------------------------------------------------------------------------------------------------------


=MYLAN LABORATORIES INC.                    less than 1%   ++128,286 shares common stock                 $    400,000  $  1,908,254
   Pittsburgh, Pennsylvania                                (acquired 11-20-91)
   Proprietary and generic pharmaceutical
   products.
-----------------------------------------------------------------------------------------------------------------------------------

  PTS HOLDINGS, INC.                          21.6%        200,000 shares Class B non-voting common stock
   Anaheim, California                                      stock (acquired 11-21-94)                         2,000,000   6,800,000
   Power systems for military and
   commercial applications.

-----------------------------------------------------------------------------------------------------------------------------------

=PALM HARBOR HOMES, INC.                     33.2%        5,027,276 shares common stock (acquired 1-3-85,
   Dallas, Texas                                           3-31-88 and 7-31-95)                              10,931,955  84,458,000
   Integrated manufacturing, retailing,
   financing and insuring of manufactured
   housing sold in 34 states.

-----------------------------------------------------------------------------------------------------------------------------------

=PETSMART, INC.                            less than 1%   ++654,220 shares common stock (acquired 6-1-95)     2,878,733  13,084,400
   Phoenix, Arizona
   Retail chain of superstores selling
   pet foods, supplies and services.
-----------------------------------------------------------------------------------------------------------------------------------

  THE RECTORSEAL CORPORATION                100.0%        27,907 shares common stock (acquired 1-5-73 and
   Houston, Texas                                           3-31-73)                                             52,600  35,000,000
   Chemical specialty products for
   industrial, construction and
   oil field applications; owns 20%
   of Whitmore Manufacturing.
-----------------------------------------------------------------------------------------------------------------------------------

  REWIND HOLDINGS, INC.                      40.7%        12% subordinated note, payable 2003
   Sugar Land, Texas                                       (acquired 10-21-96)                                2,625,000   2,625,000
   Production of radio and television                     375 shares 8% Series A convertible preferred
   commercials and music videos.                          stock (acquired 10-21-96)                             375,000     375,000
                                                                                                              ---------   ---------
                                                                                                              3,000,000   3,000,000
-----------------------------------------------------------------------------------------------------------------------------------

  SDI HOLDING CORP.                          10.6%        60,000 shares common stock (acquired 3-26-96)       6,000,000   6,000,000
   Glasgow, Delaware
   Owns Sterling  Diagnostic  Imaging,
   a manufacturer of x-ray imaging film
   and direct radiography systems.

-----------------------------------------------------------------------------------------------------------------------------------

  SKYLAWN CORPORATION                       100.0%        1,449,026 shares common stock                       4,510,400  42,000,000
   Hayward, California                                     (acquired 7-16-69)
   Cemeteries, mausoleums and
   mortuaries located in northern
   California.



=Publicly-owned company        ++Unrestricted securities as defined in Note (b)


                   Company                   Equity (a)             Investment (b)                      Cost             Value (c)
-----------------------------------------------------------------------------------------------------------------------------------

=SPRINT CORPORATION                       less than 1%      ++36,000  shares common stock
   Westwood, Kansas                                         (acquired 6-20-84)                       $  503,645         $ 1,633,500
   Diversified telecommunications
   company.


-----------------------------------------------------------------------------------------------------------------------------------
=TECNOL MEDICAL PRODUCTS, INC.            less than 1%      ++183,764 shares common stock
   Fort Worth, Texas                                        (acquired 2-7-92 and 5-11-94)             2,396,926           2,894,283
   Disposable  medical products for
   health-care facilities.

-----------------------------------------------------------------------------------------------------------------------------------

=TELE-COMMUNICATIONS, INC. - TCI Group    less than 1%      ++180,000 shares Series A common stock           68           2,137,500
   Englewood, Colorado                                      (acquired 6-3-69)
   Operation of the nation's largest
   cable television system.

-----------------------------------------------------------------------------------------------------------------------------------

=TELE-COMMUNICATIONS, INC. -              less than 1%      ++67,500 shares Series A common stock             -           1,341,563
 Liberty Media Group                                        (acquired 8-4-95)
 Englewood, Colorado
 Production and distribution of cable
 television programming services.
-----------------------------------------------------------------------------------------------------------------------------------

  TEXAS PETROCHEMICAL HOLDINGS, INC.           5.4%        30,000 shares common stock                 3,000,000           2,400,000
   Houston, Texas                                           (acquired 6-27-96)
   Butadiene for synthetic  rubber,
   MTBE for gasoline  octane
   enhancement and butylenes for
   varied applications.
-----------------------------------------------------------------------------------------------------------------------------------

  TEXAS SHREDDER, INC.                        45.7%       14% subordinated debentures, payable
   San Antonio, Texas                                       1997 to 1999 (acquired 3-6-91)            1,012,500           1,012,500
   Design and manufacture of heavy-duty                   3,000 shares Series A preferred stock
   shredder systems for recycling steel                    (acquired 3-6-91)                            300,000             300,000
   and other materials from junk automobiles.             750 shares Series B preferred stock,
                                                           convertible into 7,500 shares of common
                                                           stock at $10.00 per share (acquired 3-6-91)   75,000           1,500,000
                                                                                                      ---------           ---------
                                                                                                      1,387,500           2,812,500
-----------------------------------------------------------------------------------------------------------------------------------

=TRITON ENERGY CORPORATION              less than 1%      ++6,022 shares common stock                    144,167            233,353
   Dallas, Texas                                          (acquired 12-15-86)
   Oil and gas exploration and
   development.
-----------------------------------------------------------------------------------------------------------------------------------

  VARIX CORPORATION                          100.0%       12% promissory notes due 1997
   Richardson, Texas                                       (acquired 12-5-86, 3-21-88 and 1-31-90)       566,486            325,000
   Formerly developed software for                        1,514,566 shares preferred stock,
   computer-aided design of                                 convertible into 3 shares of common stock
   electronic circuits.                                     at $171,667 per share (acquired 6-1-84 and
                                                            3-21-88)                                     515,000                  -
                                                          37 shares common stock (acquired 6-2-86,
                                                             3-21-88 and 1-31-90)                        100,000                  -
                                                                                                       ---------         ----------

                                                                                                       1,181,486            325,000


=Publicly-owned company        ++Unrestricted securities as defined in Note (b)



                   Company                  Equity (a)               Investment (b)                     Cost             Value(c)

 WESTMARC COMMUNICATIONS, INC.                 -         21 shares 12% Series C preferred stock
  Denver, Colorado                                         (acquired 1-3-90)                          $    -            $   508,000
  Cable television systems and microwave
  relay systems.



  THE WHITMORE MANUFACTURING COMPANY          80.0%      80 shares common stock (acquired 8-31-79)     1,600,000          6,000,000
   Rockwall, Texas
   Specialized  mining and industrial
   lubricants;  automotive transit coatings;
   floor-finishing compounds and equipment.


  MISCELLANEOUS                                 -        Cherokee Communications, Inc. - Escrowed
                                                         funds                                                 -            639,000
                                              98.8%      Humac Company - 1,041,000 shares common stock
                                                         (acquired 1-31-75 and 12-31-75)                       -            164,000
                                          less than 1%   =360degree Communications Company -
                                                         ++12,000 shares common stock (acquired 3-7-96)  108,355            207,000
                                          less than 1%   =TCI Satellite Entertainment, Inc. -
                                                         ++18,000 Series A common stock
                                                         (acquired 12-4-96)                                    -            137,250
-----------------------------------------------------------------------------------------------------------------------------------

  TOTAL INVESTMENTS                                                                                   $59,907,915      $293,291,026
                                                                                                      ===========    ==============

=Publicly-owned company        ++Unrestricted securities as defined in Note (b)



                        Notes to Portfolio of Investments

(a) The percentages in the "Equity" column express the potential equity interests held by Capital Southwest Corporation and Capital Southwest Venture Corporation (together, the "Company") in each issuer. Each percentage represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common shares, plus shares reserved for all outstanding warrants, convertible securities and employee stock options. The symbol "less than 1%" indicates that the Company holds a potential equity interest of less than one percent.

(b) Unrestricted securities (indicated by ++) are freely marketable securities having readily available market quotations. All other securities are restricted securities which are subject to one or more restrictions on resale and are not freely marketable. At March 31, 1997, restricted securities represented approximately 88% of the value of the consolidated investment portfolio.

(c) Under the valuation policy of the Company, unrestricted securities are valued at the closing sale price for listed securities and at the closing bid price for over-the-counter securities on the valuation date. Restricted securities, including securities of publicly-owned companies which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Company may reasonably expect to receive for portfolio securities if such securities were sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities.

     Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results of the issuer, the long-term potential of the business of the issuer, the market for and recent sales prices of the issuer's securities, the values of similar securities issued by companies in similar businesses, the proportion of the issuer's securities owned by the Company, the nature and duration of resale restrictions and the nature of any rights enabling the Company to require the issuer to register restricted securities under applicable securities laws. In determining the fair value of restricted securities, the Board of Directors considers the inherent value of such securities without regard to the restrictive feature and adjusts for any diminution in value resulting from restrictions on resale.

(d) Agreements between certain issuers and the Company provide that the issuers will bear substantially all costs in connection with the disposition of common stocks, including those costs involved in registration under the Securities Act of 1933 but excluding underwriting discounts and commissions. These agreements, which cover common stocks owned at March 31, 1997 and common stocks which may be acquired thereafter through exercise of warrants and conversion of debentures and preferred stocks, apply to restricted securities of all issuers in the investment portfolio of the Company except securities of the following issuers, which are not obligated to bear registration costs: Humac Company, Skylawn Corporation and The Whitmore Manufacturing Company.

(e) The descriptions of the companies and ownership percentages shown in the portfolio of investments were obtained from published reports and other sources believed to be reliable, are supplemental and are not covered by the report of independent auditors. Acquisition dates indicated are the dates specific securities were acquired. Certain securities were received in exchange for or upon conversion or exercise of other securities previously acquired.

                        Portfolio Changes During the Year



New Investments and Additions to Previous Investments


                                                               Amount
                                                               ------
Data Race, Inc............................................$     23,684
Rewind Holdings, Inc. ....................................   3,000,000
Texas Petrochemical Holdings, Inc.........................   3,000,000
                                                           -----------


                                                           $ 6,023,684
                                                           ===========

Dispositions

                                                            Amount
                                               Cost         Received
                                               ----         --------
Cherokee Communications, Inc............  $ 2,400,000    $ 10,113,939
Columbia Scientific Industries Corporation          0          23,551
Data Race, Inc..........................    1,219,369       4,040,090
                                         ------------  --------------
                                          $ 3,619,369    $ 14,177,580
                                          ===========    ============

Repayments Received.....................                $   1,040,500
                                                        =============

                  Capital Southwest Corporation and Subsidiary
                 Consolidated Statements of Financial Condition

                                                      March 31
                                                      --------
Assets                                           1997         1996
                                           -------------   -------

Investments at market or fair value (Notes 1
   and 2)
   Companies more than 25% owned
     (Cost: 1997 - $20,552,361,
     1996 - $21,480,361)..................  $203,399,920   $191,043,920
   Companies 5% to 25% owned
     (Cost: 1997 - $19,979,904,
     1996 - $18,750,404)..................    35,747,002     19,633,672
   Companies less than 5% owned
     (Cost: 1997 - $19,375,650,
     1996 - $18,313,335)..................    54,144,104     46,252,869
                                          -------------- --------------

Total investments
     (Cost: 1997 - $59,907,915,
     1996 - $58,544,100)..................   293,291,026    256,930,461
Cash and cash equivalents.................    14,009,481     67,045,185
Receivables...............................       279,815        285,002
Other assets (Note 8).....................     3,180,171      2,711,802
                                       ------------------------------

                     Totals...............  $310,760,493   $326,972,450
                                            ============   ============


                                                        March 31
                                                        --------
Liabilities and Shareholders' Equity               1997          1996
                                               -----------   -----------

Note payable to bank (Note 4) ............ $             -  $ 50,000,000
Accrued interest and other liabilities (Note 8)  1,735,372     1,669,839
Income taxes payable......................       3,184,373     6,050,730
Deferred income taxes (Note 3)............      81,868,628    69,204,128
Subordinated debentures (Note 5)..........       5,000,000    11,000,000
                                           -----------------------------
                    Total liabilities ....      91,788,373   137,924,697
                                           --------------  -------------

Shareholders' equity (Notes 3 and 6)
   Common stock, $1 par value: authorized,
     5,000,000 shares; issued, 4,204,416
     shares at March 31, 1997, and
     March 31, 1996.......................      4,204,416      4,204,416
   Additional capital.....................      4,813,121      4,813,121
   Undistributed net investment
     income...............................      4,804,205      4,490,374
   Undistributed net realized gain on
     investments..........................     60,113,568     53,307,782
   Unrealized appreciation of investments -
     net of deferred income taxes.........    152,070,112    129,265,362
   Treasury stock - at cost
     (437,365 shares).....................     (7,033,302)    (7,033,302)
                                           ---------------- -------------
   Net assets at market or fair value,
     equivalent to $58.13 per share at
     March 31, 1997, and $50.18 per share
     at March 31, 1996, on the 3,767,051
     shares outstanding...................    218,972,120    189,047,753
                                            -------------  -------------

                       Totals.............   $310,760,493   $326,972,450
                                             ============   ============


                 See Notes to Consolidated Financial Statements

                  Capital Southwest Corporation and Subsidiary

                      Consolidated Statements of Operations


                                                                                                         Years Ended March 31
                                                                                      ---------------------------------------------
                                                                                             1997            1996           1995
                                                                                           ----------    ------------   ----------
Investment income (Note 9):
   Interest........................................................................... $  1,371,802    $  2,018,308    $  1,952,557
   Dividends..........................................................................    2,774,321       3,597,004       2,629,384
   Management and directors' fees.....................................................      586,900         561,950         523,750
                                                                                      -------------- --------------  --------------
                                                                                          4,733,023       6,177,262       5,105,691
                                                                                      -------------- --------------  --------------

Operating expenses:
   Interest...........................................................................      634,667       1,700,003       1,394,266
   Salaries...........................................................................    1,147,294       1,112,640         913,555
   Net pension expense (benefit) (Note 8).............................................     (349,903)       (208,701)       (241,430)
   Other operating expenses...........................................................      599,578         642,955         541,243
                                                                                       -------------   -------------   ------------
                                                                                          2,031,636       3,246,897       2,607,634
                                                                                        ------------   -------------   ------------
Income before income taxes............................................................    2,701,387       2,930,365       2,498,057
Income tax expense (Note 3)...........................................................      127,325          75,448          51,404
                                                                                       --------------  ------------    ------------
Net investment income ................................................................ $  2,574,062    $  2,854,917    $  2,446,653
                                                                                       ============    ============    ============

Proceeds from disposition of investments..............................................  $14,177,580     $21,470,173    $  1,702,276
Cost of investments sold (Note 1).....................................................    3,619,369       4,938,933       1,483,194
                                                                                      -------------   -------------   -------------
Realized gain on investments before income taxes (Note 9).............................   10,558,211      16,531,240         219,082
Income tax expense ...................................................................    3,752,425       5,357,215          76,679
                                                                                      -------------   ------------- ---------------
Net realized gain on investments......................................................    6,805,786      11,174,025         142,403
                                                                                                       -------------    -----------
Increase in unrealized appreciation of investments before income taxes and distributions.34,996,750      54,619,668      20,898,731
Increase in deferred income taxes on appreciation of investments (Note 3).............   12,192,000      15,874,000       7,315,000
                                                                                       ------------    ------------   -------------
Net increase in unrealized appreciation of investments before distributions.........     22,804,750      38,745,668      13,583,731
                                                                                       -------------   ------------    ------------

Net realized and unrealized gain on investments before distributions..................  $29,610,536     $49,919,693     $13,726,134
                                                                                       ===========     ===========     ===========

Increase in net assets from operations before distributions...........................  $32,184,598     $52,774,610     $16,172,787
                                                                                        ===========     ===========     ===========

                 See Notes to Consolidated Financial Statements

                  Capital Southwest Corporation and Subsidiary
                Consolidated Statements of Changes in Net Assets




                                                                                               Years Ended March 31
                                                                                        ----------------------------------

                                                                                           1997             1996            1995
                                                                                         -------------   -------------  -----------
Operations
   Net investment income...........................................................  $    2,574,062   $   2,854,917   $   2,446,653
   Net realized gain on investments.................................................      6,805,786      11,174,025         142,403
   Net increase in unrealized appreciation of investments before distributions......     22,804,750      38,745,668      13,583,731
                                                                                     --------------  --------------  --------------
   Increase in net assets from operations before distributions......................     32,184,598      52,774,610      16,172,787

Distributions from:
   Undistributed net investment income.............................................      (2,260,231)     (2,253,831)     (2,241,031)
   Undistributed net realized gain on investments..................................               -        (153,376)              -
   Unrealized appreciation of investments..........................................               -      (9,264,304)              -

Capital share transactions
   Exercise of employee stock options..............................................               -         574,750         384,750
                                                                                     ----------------------------------------------

   Increase in net assets.........................................................      29,924,367       41,677,849      14,316,506
Net assets, beginning of year.....................................................     189,047,753      147,369,904     133,053,398
                                                                                      -------------   -------------   -------------
Net assets, end of year ..........................................................   $ 218,972,120    $189,047,753    $147,369,904
                                                                                       ============    ============    ============

                 See Notes to Consolidated Financial Statements

                  Capital Southwest Corporation and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                                   Years Ended March 31
                                                                                           1997              1996            1995
                                                                                        ------------     ------------      -------
    Cash flows from operating activities
    Increase in net assets from operations before distributions....................   $ 32,184,598     $ 52,774,610   $ 16,172,787
    Adjustments to reconcile increase in net assets from operations before distributions to net cash provided by operating activities:
     Depreciation and amortization.................................................         31,240           33,439         42,623
     Net pension benefit...........................................................       (349,903)        (208,701)      (241,430)
     Net realized and unrealized gain on investments...............................    (29,610,536)     (49,919,693)   (13,793,624)
     (Increase) decrease in receivables............................................          5,187          (41,369)        63,301
     (Increase) decrease in other assets...........................................        (17,812)          28,950        (18,354)
     Increase (decrease) in accrued interest and other liabilities.................        (66,361)          48,075          7,092
     Deferred income taxes.........................................................        122,500           72,640         84,500
                                                                                     --------------   ----------------  -----------
    Net cash provided by operating activities......................................      2,298,913        2,787,951       2,316,895
                                                                                    ---------------     ------------   ------------
    Cash flows from investing activities
    Proceeds from disposition of investments......................................      14,177,580       21,470,173       1,611,976
    Purchases of securities.......................................................      (6,023,684)     (19,406,816)     (9,556,876)
    Maturities of securities......................................................       1,040,500        5,515,824         574,625
    Income taxes paid on realized gain on investments.............................      (6,268,782                -               -
                                                                                       -------------      ----------    -----------

    Net cash provided (used) by investing activities..............................       2,925,614        7,579,181      (7,370,275)
                                                                                     -------------    ------------      ------------
    Cash flows from financing activities
    Increase (decrease) in note payable to bank....................................    (50,000,000)      50,000,000     (75,000,000)
    Repayment of subordinated debentures...........................................     (6,000,000)               -      (4,000,000)
    Distributions from undistributed net investment income.........................     (2,260,231)      (2,253,831)     (2,241,031)
    Distributions from undistributed net realized gain on investments..............             -           (15,842)              -
    Proceeds from exercise of employee stock options...............................             -           574,750         384,750
                                                                                   ---------------    -------------     -----------

    Net cash provided (used) by financing activities...............................   (58,260,231)      48,305,077      (80,856,281)
                                                                                   ---------------    -------------     ------------

    Net increase (decrease) in cash and cash equivalents...........................   (53,035,704)      58,672,209      (85,909,661)
    Cash and cash equivalents at beginning of year.................................    67,045,185        8,372,976       94,282,637
                                                                                   ---------------    --------------    ------------
    Cash and cash equivalents at end of year....................................... $  14,009,481     $ 67,045,185     $  8,372,976
                                                                                     ============     ============      ============
    Supplemental disclosure of cash flow information:
    Cash paid during the year for:  Interest.......................................  $    691,397     $  1,653,277     $  1,419,883
                                    Income taxes...................................  $  6,270,291     $        483     $     15,049


    Supplemental disclosure of financing activities:
    On July 31, 1995, Capital Southwest Corporation distributed to its shareholders 940,184 shares of common stock of Palm Harbor Homes, Inc., which had a cost of $137,534 and a fair market value of $10.00 per share, or $9,401,838, as adjusted for a 5-for-4 stock split on August 2, 1996.

                 See Notes to Consolidated Financial Statements

                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

     Capital Southwest Corporation ("CSC") is a business development company subject to regulation under the Investment Company Act of 1940. Capital Southwest Venture Corporation ("CSVC"), a wholly-owned subsidiary of CSC, is a Federal licensee under the Small Business Investment Act of 1958. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements of CSC and CSVC (together, the "Company"):

     Principles of Consolidation. The consolidated financial statements have been prepared on the value method of accounting in accordance with generally accepted accounting principles for investment companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents. All temporary cash investments having a maturity of three months or less when purchased are considered to be cash equivalents.

     Portfolio Security Valuations. Investments are stated at market or fair value determined by the Board of Directors as described in the Notes to Portfolio of Investments and Note 2 below. The average cost method is used in determining cost of investments sold.

2.   Valuation of Investments

     The consolidated financial statements as of March 31, 1997 and 1996 include securities valued at $257,914,916 (88% of the value of the consolidated investment portfolio) and $223,234,086 (87% of the value of the consolidated investment portfolio), respectively, whose values have been determined by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, these values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

3.   Income taxes

     For the tax years ended December 31, 1996, 1995 and 1994, CSC and CSVC qualified to be taxed as regulated investment companies ("RICs") under applicable provisions of the Internal Revenue Code. As RICs, CSC and CSVC must distribute at least 90% of their taxable net investment income (investment company taxable income) and may either distribute or retain their taxable net realized gain on investments (capital gains). Both CSC and CSVC intend to meet the applicable qualifications to be taxed as RICs in future years; however, either company's ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

     No provision was made for Federal income taxes on the investment company taxable income of CSC and CSVC for the 1997, 1996 and 1995 fiscal years. Such income was distributed to shareholders in the form of cash dividends for which CSC and CSVC receive a tax deduction. With respect to net investment income, the income tax expense for each of the three years ended March 31, 1997 includes a deferred tax provision related to the net pension benefit.

     With respect to the net increase in unrealized appreciation of investments before distributions during fiscal 1996, the increase in deferred income taxes on appreciation of investments at the Federal statutory rate of 35% differs from the amounts reported in the financial statements due to the distribution of appreciated securities with no associated tax liability.

     CSC and CSVC may not qualify or elect to be taxed as RICs in future years. Therefore, consolidated deferred Federal income taxes of $81,313,000 and $69,121,000 have been provided on net unrealized appreciation of investments of $233,383,111 and $198,386,361 at March 31, 1997 and 1996, respectively. Such appreciation is not included in taxable income until realized. Deferred income taxes on net unrealized appreciation of investments have been provided at the then currently effective maximum Federal corporate tax rate on capital gains of 35% at March 31, 1997 and 1996.

4.   Notes Payable to Bank

     The Company has an unsecured $15,000,000 revolving line of credit, all of which was available at March 31, 1997. The revolving line of credit bears interest at the bank's base rate less .50%, and matures on July 31, 1997. The note payable to bank at March 31, 1996 was an unsecured note with interest payable at 6.24%. The note was paid in full on April 1, 1996.

5.   Subordinated Debentures

     The subordinated debentures, payable to others and guaranteed by the Small Business Administration ("SBA"), are as follows:


                                                       March 31
                                                       --------
                                                    1997            1996
                                                    ----            ----
8.75%, due in 1996........................... $           -    $  6,000,000
8.00%, due in 2002...........................     5,000,000       5,000,000
                                                -----------     ------------
Total                                         $   5,000,000    $ 11,000,000
                                              =============    =============


6.   Employee Stock Option Plan

     Under the 1984 Incentive Stock Option Plan, options to purchase 90,000 shares at prices ranging from $23.25 to $39.1875 per share (the adjusted market prices at the time of grant) were outstanding at March 31, 1997. Options on 53,825 shares were exercisable at March 31, 1997. During the year ended March 31, 1997, no options were exercised. Outstanding options expire 2000 through 2003. The 1984 Incentive Stock Option Plan expired in 1994 and no options have been authorized or granted since that date. At March 31, 1997 and 1996, the dilution of net assets per share arising from options outstanding was not material.

7.   Employee Stock Ownership Plan

     The Company and one of its wholly-owned subsidiaries sponsor a qualified employee stock ownership plan ("ESOP") in which certain employees participate. Contributions to the plan, which are invested in Company stock, are made at the discretion of the Company's Board of Directors. Aparticipant's interest in contributions to the ESOP fully vests after five years of active service. During the three years ended March 31, the Company made contributions to the ESOP, which were charged against net investment income, of $54,104 in 1997, $76,341 in 1996 and $19,338 in 1995.

8.   Retirement Plan

     The Company sponsors a defined benefit pension plan which covers its employees and employees of certain of its wholly-owned subsidiaries. The following information about the plan represents amounts and information related to the Company's participation in the plan and is presented as though the Company sponsored a single-employer plan. Benefits are based on years of service and an average of the highest five consecutive years of compensation during the last ten years of employment. The funding policy of the plan is to contribute annual amounts that are currently deductible for tax reporting purposes. No contribution was made to the plan during the three years ended March 31, 1997.

     Components of net pension benefit related to the qualified plan include the following:
                                            Years Ended March 31
                                            --------------------
                                      1997         1996        1995
                                      ----         ----        ----
Service cost - benefits earned during
     the year....................  $  47,662    $   42,184   $   36,661
Interest cost on projected benefit
     obligation..................    174,792       165,906      148,318
Actual return on assets..........   (961,831)   (1,421,745)     (94,881)
Net amortization and deferral....    257,580       873,696     (469,483)
                                   ---------    ------------ ----------
Net pension expense (benefit) from
     qualified plan..............  $(481,797)   $ (339,959)  $ (379,385)
                                   =========    ==========   ==========

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated statements of financial condition:

                                                       March 31
                                                       --------
                                                  1997         1996
                                                  ----         ----
Actuarial present value of benefit
     obligations: Accumulated benefit obligation,
     including vested benefits of $2,017,257 in
     1997 and $2,002,992 in 1996............ $(2,082,399) $ (2,056,275)
                                             ============ =============
Projected benefit obligation for service rendered to
     date................................... $(2,376,257) $ (2,289,114)
Plan assets at fair value*..................   7,820,401     6,927,656
                                             ------------ -------------
Excess of plan assets over the projected benefit
     obligation.............................   5,444,144     4,638,542
Unrecognized net gain from past experience
     different from that assumed and effects of
     changes in assumptions.................  (1,819,422)   (1,418,507)
Prior service costs not yet recognized......     (39,719)      (42,998)
Unrecognized net assets being amortized over
     19 years...............................    (590,632)     (664,463)
                                            ------------  ------------
Prepaid pension cost included in other asset $ 2,994,371  $ (2,512,574)
                                             ============ =============
--------------
*Primarily equities and bonds including approximately 29,200 shares of common stock of the Company.

     The  weighted-average   discount  rate  and  rate  of  increase  in  future
compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 5.0%, respectively, at March 31, 1997, 7.75% and 5.25%, respectively, at March 31, 1996 and 8.0% and 5.5%, respectively, at March 31, 1995. The expected long-term rate of return used to project estimated earnings on plan assets was 8.5% for the years ended March 31, 1997, 1996 and 1995. The calculations also assume retirement at age 65, the normal retirement age.

     The Company also sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan that provides for the payment, upon retirement, of the difference between the maximum annual payment permissible under the qualified retirement plan pursuant to Federal limitations and the amount which would otherwise have been payable under the qualified plan.

     The following table sets forth the status of the Retirement Restoration Plan and the amounts recognized in the consolidated statements of financial condition:
                                                         March 31
                                                         --------
                                                     1997         1996
                                                     ----         ----
Projected benefit obligation.....................  $(1,474,701)  $(1,465,570)
Unrecognized net (gain) loss from past experience
     different from that assumed and effects of
     changes in assumptions.................           (11,453)       91,477
Unrecognized net obligation.................            79,322        99,155
                                                   ------------  -------------
Accrued pension cost included in other liabilities $(1,406,832)  $(1,274,938)
                                                   ============  =============
The expenses recognized during the years ended March 31, 1997, 1996 and 1995 of $131,894, $131,258 and $137,955, respectively, are offset against the net pension benefit from the qualified plan.

 9.  Sources of Income

     Income was derived from the following sources:

                               Investment  Income         Realized Gain
                                                            (Loss) on
Years Ended                                                Investments
March 31                                           Other  Before Income
1997                   Interest     Dividends    Income       Taxes
-------------------------------------------------------------------------------

Companies more than
   25% owned........ $   237,600   $2,454,895   $531,400   $         -
Companies 5% to 25%
   owned............           -            -     55,500     2,844,272
Companies less than
   5% owned.........     496,847      319,426          -     7,713,939
Other sources,
   including temporary
   investments......     637,355           -           -             -
                    --------------------------------------------------
                      $1,371,802   $2,774,321   $586,900   $10,558,211
                      ================================================

1996
----

Companies more than
   25% owned........  $  755,146   $3,101,219   $545,200   $         -
Companies 5% to 25%
   owned............       2,730            -     16,750    17,954,600
Companies less than
   5% owned.........     568,915      495,785          -    (1,423,360)
Other sources,
   including temporary
   investments......     691,517            -          -             -
                    --------------------------------------------------
                      $2,018,308   $3,597,004   $561,950   $16,531,240
                      ================================================

1995
----

Companies more than
    25% owned....... $   661,252   $2,269,312   $501,500   $         -
Companies 5% to 25%
   owned............       2,083            -     22,250       774,943
Companies less than
   5% owned.........     618,073      360,072          -      (408,506)
Other sources,
   including temporary
   investments......     671,149            -          -      (147,355)
                     --------------------------------------------------
                      $1,952,557   $2,629,384   $523,750   $   219,082
                      ================================================

10.  Summarized Financial Information of Unconsolidated
     Subsidiaries

     The Company has three significant wholly-owned subsidiaries - The RectorSeal Corporation, The Whitmore Manufacturing Company and Skylawn
Corporation which are neither investment companies nor business development companies. Accordingly, the accounts of such subsidiaries are not included with those of the Company. Summarized combined financial information of the three subsidiaries is as follows:

(all figures in thousands)                          March 31
                                         ---------------------------
                                           1997                 1996
                                         --------              -----
Condensed Balance Sheet Data
   Assets
   Cash and temporary
     investments........................  $11,240               $11,444
   Receivables..........................   22,762                20,517
   Inventories..........................   32,825                31,209
   Property, plant and equipment........   19,252                15,910
   Other assets.........................   11,553                12,238
                                         --------              --------
     Totals.............................  $97,632               $91,318
                                          =======               =======


   Liabilities and Shareholder's Equity
   Long-term debt.......................$     681              $  2,092
   Other liabilities....................   11,486                10,533
   Shareholder's equity.................   85,465                78,693
                                        --------               --------
     Totals.............................  $97,632               $91,318
                                          =======               =======

Condensed Statements of Income             1997       1996       1995
                                         --------    -------    ------
   Revenues.............................  $76,021    $69,058    $63,987
   Costs and operating expenses.........  $67,088    $60,050    $56,373
   Net income........................... $  7,909   $  6,865   $  6,186

11.  Commitments and Contingencies

     The Company leases office space under an operating lease which requires base annual rentals of $44,285 through February 1998 and provides one five-year renewal option subject to certain rental escalations. For the three years ended March 31, total rental expense charged to investment income was $43,844 in 1997, $43,449 in 1996 and $42,754 in 1995.

                       Selected Per Share Data and Ratios


                                                                                                     Years Ended March
                                                                                           ------------------------------
                                                                                       1997      1996      1995     1994     1993
                                                                                     ---------------------------------------------
   Investment income.............................................................    $ 1.26     $ 1.64    $ 1.37   $ 1.48   $ 1.34
   Operating expenses............................................................      (.37)      (.41)     (.32)    (.30)    (.37)
   Interest expense..............................................................      (.17)      (.45)     (.37)    (.39)    (.37)
   Income taxes..................................................................      (.03)      (.02)     (.01)    (.02)    (.01)
                                                                                     ----------------------------------------------

   Net investment income.........................................................       .69        .76       .67      .77      .59
   Distributions from undistributed net investment income........................      (.60)      (.60)     (.60)    (.60)    (.60)
   Net realized gain (loss) on investments.......................................      1.81       2.97       .04     (.13)    1.39
   Distributions from undistributed net realized gain on investments.............         -       (.04)        -        -        -
   Net increase in unrealized appreciation of investments before distributions...      6.05      10.28      3.64     3.00     2.32
   Distributions from unrealized appreciation of investments.....................         -      (2.46)        -         -       -
   Exercise of employee stock options*...........................................         -       (.19)     (.10)    (.22)    (.22)
                                                                                     -----------------------------------------------

   Increase in net asset value...................................................      7.95      10.72      3.65     2.82     3.48
   Net asset value:
     Beginning of year...........................................................     50.18      39.46     35.81    32.99    29.51
                                                                                     ----------------------------------------------
     End of year.................................................................    $58.13     $50.18    $39.46   $35.81   $32.99
                                                                                     ==============================================

   Ratio of operating expenses to average net assets.............................       .7%        .9%       .9%      .9%     1.2%
   Ratio of net investment income to average net assets..........................      1.2%       1.7%      1.8%     2.3%     1.9%
   Portfolio turnover rate.......................................................      1.6%       4.5%      1.3%     1.3%     5.2%
   Shares outstanding at end of period (000s omitted)............................     3,767      3,767     3,735     3,715    3,681


   *Net decrease is due to exercise of employee stock options at less than beginning of period net asset value.

Independent Auditors' Report


The Board of Directors and Shareholders of
   Capital Southwest Corporation:


We have audited the accompanying consolidated statements of financial condition of Capital Southwest Corporation and subsidiary as of March 31, 1997 and 1996, the portfolio of investments as of March 31, 1997, the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended March 31, 1997 and the selected per share data and ratios for each of the years in the five-year period ended March 31, 1997. These financial statements and per share data and ratios are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and per share data and ratios based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification of securities owned as of March 31, 1997 and 1996, by examination of such securities held by the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Capital Southwest Corporation and subsidiary as of March 31, 1997 and 1996, and the results of their operations, the changes in their net assets and their cash flows for each of the years in the three-year period ended March 31, 1997 and the selected per share data and ratios for each of the years in the five-year period ended March 31, 1997, in conformity with generally accepted accounting principles.



                                                           KPMG PEAT MARWICK LLP
Dallas, Texas
April 25, 1997

                     Management's Discussion and Analysis
                  Financial Condition and Results of Operations

Results of Operations

       The composite measure of the Company's financial performance in the Consolidated Statements of Operations is captioned "Increase in net assets from operations before distributions" and consists of three elements. The first is "Net investment income", which is the difference between the Company's income from interest, dividends and fees and its combined operating and interest expenses, net of applicable income taxes. The second element is "Net realized gain on investments", which is the difference between the proceeds received from disposition of portfolio securities and their stated cost, net of applicable income tax expense. The third element is the "Net increase in unrealized appreciation of investments before distributions", which is the net change in the market or fair value of the Company's investment portfolio, compared with stated cost, net of an increase or decrease in deferred income taxes which would become payable if the unrealized appreciation was realized through the sale or other disposition of the investment portfolio. It should be noted that the "Net realized gain on investments" and "Net increase in unrealized appreciation of investments before distributions" are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized." Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

    The Company's principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and provides minimal current yield in the form of interest or dividends. The Company also earns interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates. During the three years ended March 31, the Company had interest income from temporary cash investments of $637,000 in 1997, $687,000 in 1996 and $667,000 in 1995. The
Company also receives management fees from its wholly-owned subsidiaries which aggregated $506,400 in the year ended March 31, 1997, $523,200 in the year ended March 31, 1996 and $480,000 in the year ended March 31, 1995. During the three years ended March 31, 1997, the Company recorded dividend income from the following sources:

                                           Years Ended March 31
                                           --------------------
                                      1997         1996        1995
                                      ----         ----        ----
Alamo Group Inc. ................ $1,064,000    $1,064,000 $   984,200
Cherokee Communications, Inc. ...    108,789       144,000     180,000
Humac Company....................          -       208,200           -
The RectorSeal Corporation.......    940,895     1,529,019   1,285,112
Skylawn Corporation..............    450,000       300,000           -
Texas Shredder, Inc. ............     37,500       178,125           -
Other............................    173,137       173,660     180,072
                                 -----------  ------------------------
                                  $2,774,321    $3,597,004  $2,629,384
                                  ==========    ==========  ==========

   Total operating expenses, excluding interest expense, decreased by $149,925 or 9.7% and increased by $333,526 or 27.5% during the years ended March 31, 1997 and 1996, respectively. Due to the nature of its business, the majority of the Company's operating expenses are related to employee and director compensation, office expenses, legal and accounting fees and the net pension benefit. Interest expense, the majority of which is related to the SBA-guaranteed subordinated debentures, decreased by $1,065,336 and increased by $305,737 during the years ended March 31, 1997 and 1996, respectively.

Net Realized Gain on Investments

   Net realized gain on investments was $6,805,786 (after income tax expense of $3,752,425) during the year ended March 31, 1997, compared with a gain of $11,174,025 (after income tax expense of $5,357,215) during 1996 and a gain of $142,403 (after income tax expense of $76,679) during 1995. Management does not attempt to maintain a comparable level of realized gains from year to year, but instead attempts to maximize total investment portfolio appreciation. This strategy often dictates the long-term holding of portfolio securities in pursuit of increased values and increased unrealized appreciation, but may at opportune times dictate realizing gains through the disposition of certain portfolio investments.


Net Increase in Unrealized Appreciation of Investments


   For the three years ended March 31, the Company recorded an increase in unrealized appreciation of investments before income taxes and distributions of $34,996,750, $54,619,668 and $20,898,731 in 1997, 1996 and 1995, respectively.
As explained in the first paragraph of this discussion and analysis, the realization of gains or losses results in a corresponding decrease or increase in unrealized appreciation of investments. Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred income taxes and distributions and excluding the effect of gains or losses realized during the year) by portfolio company for securities held at the end of each year.

                                           Years Ended March 31
                                           --------------------
                                      1997         1996         1997
                                      ----         ----         ----
Alamo Group Inc................  $(6,432,000  $  3,652,000  $   103,000
All Components, Inc............   1,000,000              -            -
American Homestar Corporation..     550,792      3,834,276      921,434
Amfibe, Inc....................   1,400,000              -            -
Data Race, Inc.................   2,118,317     (1,905,300)     920,600
Dennis Tool Company............   1,105,000       (500,000)           -
Encore Wire Corporation.......    9,782,000     (5,812,000)     358,250
LiL' Things, Inc...............  (1,835,670)    (2,155,222)           -
Mail-Well, Inc. ...............   6,830,000      1,246,990            -
Mylan Laboratories, Inc........    (785,752)       (21,381)   1,218,717
PTS Holdings, Inc..............   4,800,000              -            -
Palm Harbor Homes, Inc.........  13,372,000     39,931,777   14,096,600
PETsMART, Inc. ................   1,226,663      7,059,004    1,639,320
The RectorSeal Corporation.....   7,000,000      3,000,000    5,300,000
Skylawn Corporation............  (3,000,000)     5,000,000   (7,000,000)
Tecnol Medical Products, Inc. .    (321,587)      (275,646)   1,017,758
Tele-Communications, Inc.......  (1,192,500)      (450,000)      45,000
Texas Shredder, Inc............     250,000      1,175,000      749,998
The Whitmore Manufacturing
     Company...................   1,200,000     (1,200,000)    (400,000)

     A description of the investments listed above and other material components of the investment portfolio is included elsewhere in this report under the caption "Portfolio of Investments - March 31, 1997."


Deferred Taxes on Unrealized Appreciation of Investments


     The Company provides for deferred Federal income taxes on net unrealized appreciation of investments. Such taxes would become payable at such time as unrealized appreciation is realized through the sale or other disposition of those components of the investment portfolio which would result in taxable transactions. At March 31, 1997, consolidated deferred Federal income taxes of $81,313,000 were provided on net unrealized appreciation of investments of $233,383,111 compared with deferred taxes of $69,121,000 on net unrealized appreciation of $198,386,361 at March 31, 1996. Deferred income taxes at March 31, 1997 and 1996 were provided at the then currently effective maximum Federal corporate tax rate on capital gains of 35%.

Portfolio Investments


     During the year ended March 31, 1997, the Company invested $6,023,684 in various portfolio securities listed elsewhere in this report under the caption "Portfolio Changes During the Year," which also lists dispositions of portfolio securities. During the 1996 and 1995 fiscal years, the Company invested a total of $19,406,816 and $9,556,876, respectively.

Financial Liquidity and Capital Resources


     At March 31, 1997, the Company had cash and cash equivalents of $14.0 million. Pursuant to Small Business Administration ("SBA") regulations, cash and cash equivalents of $11.5 million held by CSVC may not be transferred or advanced to CSC without the consent of the SBA. The Company also has an unsecured $15,000,000 revolving line of credit, all of which was available at March 31, 1997. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $43.2 million in addition to the $5 million presently outstanding. Approximately $35.4 million of the Company's investment portfolio is represented by unrestricted publicly-traded securities, which have an ascertainable market value and represent a primary source of liquidity.

     Funds to be used by the Company for operating or investment purposes may be transferred in the form of dividends, management fees or loans from Skylawn Corporation, The RectorSeal Corporation and The Whitmore Manufacturing Company, wholly-owned subsidiaries of the Company, to the extent of their available cash reserves and borrowing capacities.


   Management believes that the Company's cash and cash equivalents are adequate to meet its expected requirements. Consistent with the long- term strategy of the Company, the disposition of investments from time to time may also be an important source of funds for future investment activities.

Impact of Inflation


   The Company does not believe that its business is materially affected by inflation, other than the impact which inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of the Company's investments.



Risks

   Pursuant to Section 64(b)(1) of the Investment Company Act of 1940, a business development company is required to describe the risk factors involved in an investment in the securities of such company due to the nature of the company's investment portfolio. Accordingly the Company states that:

   The Company's objective is to achieve capital appreciation through investments in businesses believed to have favorable growth potential. Such businesses are often undercapitalized small companies which lack management depth and have not yet attained profitability. The Company's venture investments often include securities which do not yield interest or dividends and are subject to legal or contractual restrictions on resale, which restrictions adversely affect the liquidity and marketability of such securities.

   Because of the speculative nature of the Company's investments and the lack of any market for the securities initially purchased by the Company, there is a significantly greater risk of loss than is the case with traditional investment securities. The high-risk, long-term nature of the Company's venture investment activities may prevent shareholders of the Company from achieving price appreciation and dividend distributions.

                      Selected Consolidated Financial Data
                (all figures in thousands except per share data)


                                1987     1988     1989     1990     1991     1992      1993       1994     1995      1996      1997
-----------------------------------------------------------------------------------------------------------------------------------
Financial Position
 (as of March 31)
Investments at cost........$  21,241 $ 28,478 $ 29,665 $ 32,212 $ 31,593 $ 34,929  $ 33,953  $ 41,993  $ 49,730  $ 58,544  $ 59,908
Unrealized appreciation....   65,290   89,512   97,134   99,903  107,120  100,277   113,153   132,212   153,031   198,386   233,383
                           --------- --------- -------- -------- -------- --------- ---------  --------- -------- --------  -------
Investments at market or
   fair value..............   86,531  117,990   26,799  132,115  138,713  135,206   147,106   174,205   202,761    256,930  293,291
Total assets...............  137,520   83,941   31,365  185,231  149,975  208,871   176,422   270,874   213,811    326,972  310,760
Subordinated debentures....   16,000   15,000   15,000   15,000   15,000   11,000    15,000    15,000    11,000     11,000    5,000
Deferred taxes on
   unrealized appreciation.   21,837*  30,073   32,619   33,608   36,063   33,761    38,112    45,932    53,247     69,121   81,313
Net assets.................   66,367*  78,376   83,124   94,610   97,139   07,522   121,455   133,053   147,370    189,048  218,972
Shares outstanding**.......    3,776    3,563    3,563    3,617    3,617    3,644     3,681     3,715     3,735      3,767    3,767
-----------------------------------------------------------------------------------------------------------------------------------
Changes in Net Assets
 (years ended March 31)
Net investment income......  $    45  $    22  $   716  $ 1,737  $ 2,090  $ 2,363  $  2,189  $  2,870  $  2,447  $   2,855  $ 2,574
Net realized gain (loss) on
   investments.............    8,157      497       27   12,722   (2,515)  14,313     5,099      (475)      142     11,174    6,806
Net increase (decrease) in
   unrealized appreciation
   before distributions....   10,105*  15,986    5,075    1,780    4,762   (4,541)    8,524    11,160    13,584     38,746   22,804
                             -------   ------  -------  -------  --------  ------- --------   --------   ------    -------  -------
Increase in net assets
   from operations before
   distributions...........   18,307*  16,505    5,818   16,239    4,337   12,135    15,812    13,555    16,173     52,775   32,184
   Cash dividends paid.....     (425)    (378)  (1,069)  (5,197)  (1,809)  (2,181)   (2,202)   (2,228)   (2,241)    (2,270)  (2,260)
   Securities dividends....        -        -        -        -        -        -         -         -         -     (9,402)       -
   Treasury stock acquired.   (2,563)  (4,118)       -        -        -        -         -         -         -          -        -
   Employee stock options
   exercised...............        -        -        -      444        -      429       322       272       385        575        -
                            ---------  -------  ------   ------   ------ --------   -------   -------  --------    -------  -------
   Increase in net assets..   15,319*  12,009    4,749   11,486    2,528   10,383    13,932    11,599    14,317     41,678   29,924
-----------------------------------------------------------------------------------------------------------------------------------
Per Share Data (as
 of March 31)**
Deferred taxes on
 unrealized appreciation... $   5.78* $  8.44  $  9.15  $  9.29  $  9.97  $  9.27  $  10.35  $  12.36  $  14.26  $   18.35 $  21.59
Net assets.................    17.58*   22.00    23.33    26.16    26.86    29.51     32.99     35.81     39.46      50.18    58.13
  % Increase...............    36.2%    25.1%     6.0%    12.1%     2.7%     9.9%     11.8%      8.5%     10.2%      27.2%    15.8%
Closing market price.......    17.50    16.75    18.25    21.375   20.75    24.25     36.50     38.125    38.00      60.00    67.875
Cash dividends paid........     0.1075   0.10     0.30     1.44      .50      .60       .60       .60       .60        .60      .60
Securities dividends.......        -        -        -        -        -        -         -         -         -       2.50        -

--------------
* Restated on a pro forma basis to reflect a change in method of accounting for deferred income taxes.
** Shares outstanding and per share amounts have been restated to give effect to a two-for-one stock split in September 1987.

Shareholder Information

Stock Transfer Agent

   American Stock Transfer & Trust Company, 40 Wall Street, New York, NY 10005 (telephone 800-937-5449) serves as transfer agent for the Company's common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

Shareholders

   The Company had approximately 900 record holders of its common stock at March 31, 1997. This total does not include an estimated 1,600 shareholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks.

Market Prices

   The common stock of Capital Southwest Corporation is traded in the over-the-counter market through the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market System under the symbol CSWC. The following high and low selling prices for the shares during each quarter of the last two fiscal years were taken from quotations provided to the Company by the National Association of Securities Dealers, Inc.

Quarter Ended                                         High        Low
------------------------------------------------------------------------
June 30, 1995....................................      $45       $37 3/4
September 30, 1995...............................       45 3/4    41 1/2
December 31, 1995................................       51 1/2    44 1/4
March 31, 1996...................................       60        50 1/2

Quarter Ended                                         High        Low
------------------------------------------------------------------------
June 30, 1996....................................      $66       $57 1/2
September 30, 1996...............................       73        63 1/2
December 31, 1996................................       72 1/2    67 1/4
March 31, 1997...................................       72        65 3/8

Dividends

   The payment dates and amounts of cash dividends per share since April 1, 1995, are as follows:

Payment Date                                              Cash Dividend
------------                                              -------------
May 31, 1995..............................................    $0.20
November 30, 1995.........................................     0.40

May 31, 1996..............................................     0.20
November 29, 1996.........................................     0.40

May 30, 1997..............................................     0.20

   The amounts and timing of cash dividend payments have generally been dictated by requirements of the Internal Revenue Code regarding the distribution of taxable net investment income of regulated investment companies.

   A dividend of one share of Palm Harbor Homes, Inc. common stock for each five shares of Capital Southwest common stock was paid on July 31, 1995. Cash payments were made in lieu of Palm Harbor stock to record holders of fewer than 50 shares of Capital Southwest and in lieu of fractional shares.

Automatic Dividend Reinvestment and Optional Cash Contribution Plan

   As a service to its shareholders, the Company offers an Automatic Dividend Reinvestment and Optional Cash Contribution Plan for shareholders of record who own a minimum of 25 shares. The Company pays all costs of administration of the Plan except brokerage transaction fees. Upon request, shareholders may obtain information on the Plan from the Company, 12900 Preston Road, Suite 700, Dallas, Texas 75230 (telephone 972-233-8242).

Annual Meeting

   The Annual Meeting of Shareholders of Capital Southwest Corporation will be held on Monday, July 21, 1997, at 10:00 a.m. in the North Dallas Bank Tower Meeting Room (first floor), 12900 Preston Road, Dallas, Texas.

KPMG Peat Marwick LLP
                                                                      Exhibit 23


                          INDEPENDENT AUDITORS' CONSENT



The Board of Directors
Capital Southwest Corporation:

We consent to incorporation by reference in the registration statement (No. 33-43881) on Form S-8 of Capital Southwest Corporation of our report dated April 25, 1997, relating to the consolidated statements of financial condition of Capital Southwest Corporation and subsidiary as of March 31, 1997 and 1996, the portfolio of investments as of March 31, 1997, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended March 31, 1997 and the selected per share data and ratios for each of the years in the five-year period ended March 31, 1997, which report appears in the annual report to shareholders for the year ended March 31, 1997 and is incorporated by reference in the annual report on Form 10-K of Capital Southwest Corporation.




                                                           KPMG Peat Marwick LLP

Dallas, Texas
June 26, 1997