Form 10-K405/A
period 1997-03-31
CAPITAL SOUTHWEST CORP
filed 1997-07-09
CIK 17313

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

The number of shares of common stock outstanding as of May 1, 1997 was 3,767,051.

         Documents Incorporated by Reference                                            Part of Form 10-K
         -----------------------------------                                            -----------------

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

       3.2 By-Laws of the Company, as amended (filed as Exhibit 2 to AmendmentNo. 11 to Form N-2 for the fiscal year ended March 31, 1987).

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

    Exhibit No.                                 Description
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

   The RectorSeal Corporation, with plants in Houston and Mount Vernon, New York, manufactures specialty chemical products including pipe thread sealants, firestop sealants, plastic solvent cements and other formulations for plumbing and industrial applications. RectorSeal's subsidiary, Jet-Lube, Inc., with plants in Houston, England and Canada, produces anti-seize compounds, specialty lubricants and other products used in industrial and oil field applications. RectorSeal also owns a 20% equity interest in The Whitmore Manufacturing Company (described subsequently).

   During the year ended March 31, 1997, RectorSeal earned $3,116,000 on revenues of $37,988,000, compared with earnings of $3,014,000 on revenues of $29,290,000 in the previous year. RectorSeal's earnings do not reflect its 20% equity in the Whitmore Manufacturing Company.

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
                                       4



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

                    Portfolio of Investments - March 31, 1997




                   Company                      Equity (a)           Investment (b)                        Cost          Value (c)
-----------------------------------------------------------------------------------------------------------------------------------
=ALAMO GROUP INC.                                26.8%       2,660,000 shares common stock (acquired     $ 575,000      $31,654,000
   San Antonio, Texas                                        4-1-73 and 7-18-78)
   Heavy-duty, tractor-mounted mowing and
   vegetation maintenance equipment for                      Warrant to purchase 62,500 shares of common
   agricultural and governmental markets.                    stock at $16.00 per share, expiring 2000            -          123,000
                                                             (acquired 11-25-91)                         -----------    -----------
                                                                                                           575,000       31,777,000

-----------------------------------------------------------------------------------------------------------------------------------

  ALL COMPONENTS, INC.                           30.0%       14% subordinated debenture, due 1999
   Addison, Texas                                            (acquired 9-16-94)                             600,000         600,000
   Distribution and production of memory and                 150,000 shares Series A convertible
   other components to personal computer                     preferred stock (acquired 9-16-94)             150,000       1,150,000
   manufacturers, retailers and value-added                  450,000 shares Series B preferred stock        450,000         450,000
   resellers.                                                (acquired 9-16-94)                            --------       ---------
                                                                                                          1,200,000       2,200,000

-----------------------------------------------------------------------------------------------------------------------------------

=AMERICAN HOMESTAR CORPORATION                   4.2%        ++500,706 shares common stock
   League City, Texas                                         (acquired 8-31-93, 7-12-94 and 3-28-96)     3,405,824       8,512,002
   Manufacturing, retailing and financing
   of manufactured housing sold in 24 states.

-----------------------------------------------------------------------------------------------------------------------------------

  AMFIBE, INC.                                  40.0%        2,000 shares Class B non-voting
   Martinsville, Virginia                                    stock (acquired 6-15-94)                       200,000       1,600,000
   Nylon monofilament yarns for the textile
   industry.
-----------------------------------------------------------------------------------------------------------------------------------

  BALCO, INC.                                   86.0%        14% subordinated debentures, payable 1998
   Wichita, Kansas                                               to 2002 (acquired 8-13-91)                 400,000         400,000
   Specialty architectural products used                     14% subordinated debenture, payable 1998
   the construction and remodeling of commercial                 to 2002, last maturing $250,000
   and institutional buildings.                                  convertible into 250,000 shares of
                                                                 common stock at $1.00 per share
                                                                 (acquired 6-1-91)                          800,000         800,000
                                                                 110,000 shares common stock and 60,920
                                                                  shares Class B non-voting stock
                                                                  (acquired 10-25-83)                       170,920         170,920
                                                                 Warrants to purchase 85,000 shares of
                                                                 common stock a $2.40 per share, expiring        -               -
                                                                 2001 (acquired 8-13-91)                    -------         -------
                                                                                                          1,370,920       1,370,920

-----------------------------------------------------------------------------------------------------------------------------------

=DATA RACE, INC.                                 2.9%        ++176,105 shares common stock                  480,116       2,333,000
   San Antonio, Texas                                        (acquired 10-7-92)
   Statistical multiplexers, custom                           35,507 shares common stock                     94,698         235,000
   data/fax/voice modems and local and wide                  (acquired 2-3-97)                              -------       ---------
   area network connectivity products.                                                                      574,814       2,568,000

-----------------------------------------------------------------------------------------------------------------------------------


=Publicly-owned company         ++Unrestricted securities as defined in Note (b)



                   Company                     Equity (a)            Investment (b)                        Cost           Value (c)
-----------------------------------------------------------------------------------------------------------------------------------

  DENNIS TOOL COMPANY                          46.1%      98,687 shares common stock (acquired 3-7-94)  $   330,000    $  2,305,000
   Houston, Texas
   Polycrystalline  diamond  compacts
   (PDCs) used in oil field drill bits and in
   mining and industrial applications.
-----------------------------------------------------------------------------------------------------------------------------------

  DYMETROL COMPANY, INC.                       33.8%      15% subordinated notes, payable quarterly
   Hockessin, Delaware                                    1998 to 1999(acquired 5-27-93)                    774,379         774,379
   Nylon strapping for packaging                          19,912 shares common stock, non-voting            199,115         199,115
   applications and copolyester elastomeric               (acquired 5-27-93)                                -------         -------
   tape used in automobiles.                                                                                973,494         973,494

------------------------------------------------------------------------------------------------------------------------------------

=ENCORE WIRE CORPORATION                       14.6%      1,122,000 shares common stock (acquired 7-16-92,
   McKinney, Texas                                        3-15-94 and 4-28-94)                              4,100,000    16,381,000
   Electrical wire and cable for residential
   and commercial use.

-----------------------------------------------------------------------------------------------------------------------------------

=FMC CORPORATION                               <1%        ++6,430 shares common stock (acquired 6-6-86)       123,778       393,838
   Chicago, Illinois
   Machinery and chemicals in
   diversified product areas.

-----------------------------------------------------------------------------------------------------------------------------------

=FRONTIER CORPORATION                          <1%        ++31,338 shares common stock (acquired 12-20-95)     78,346       560,167
   Rochester, New York
   Diversified telecommunications company.
-----------------------------------------------------------------------------------------------------------------------------------

  LIL' THINGS, INC.                            7.3%       2,250,000 shares Class A cumulative preferred stock,
   Arlington, Texas                                        convertible into 2,250,000 shares of common
   Retail chain of superstores selling                     stock at $1.00 per share (acquired 2-12-93
   products for children from                              and 12-1-93)                                     2,250,000            -
   birth to six years.                                    666,666 shares Class B cumulative preferred
                                                           stock, convertible into 746,268 shares of common
                                                           stock at at $1.34 per share (acquired 9-15-94)   1,000,000            -
                                                          617,410 shares Class C cumulative preferred stock,
                                                           convertible into 617,410 shares of common stock
                                                           at $1.20 per share (acquired 12-4-95)              740,894            2
                                                          Warrants to purchase 58,842 shares of common
                                                           stock at $.01 per share, expiring 2000                   -            -
                                                           (acquired 11-6-95)
                                                                                                             ---------    ---------
                                                                                                            3,990,894            2
-----------------------------------------------------------------------------------------------------------------------------------

=MAIL-WELL, INC.                               5.3%       694,063 shares common stock (acquired 2-18-94,
   Englewood, Colorado                                    12-14-94 and 7-27-95)                             2,889,010    10,966,000
   Customized envelopes and high-impact
   color printing.

-----------------------------------------------------------------------------------------------------------------------------------

=Publicly-owned company        ++Unrestricted securities as defined in Note (b)



                   Company                   Equity (a)             Investment (b)                        Cost           Value (c)
-----------------------------------------------------------------------------------------------------------------------------------


=MYLAN LABORATORIES INC.                    <1%           ++128,286 shares common stock                  $    400,000  $  1,908,254
   Pittsburgh, Pennsylvania                                (acquired 11-20-91)
   Proprietary and generic pharmaceutical
   products.
-----------------------------------------------------------------------------------------------------------------------------------

  PTS HOLDINGS, INC.                          21.6%        200,000 shares Class B non-voting common stock
   Anaheim, California                                      stock (acquired 11-21-94)                         2,000,000   6,800,000
   Power systems for military and
   commercial applications.

-----------------------------------------------------------------------------------------------------------------------------------

=PALM HARBOR HOMES, INC.                     33.2%        5,027,276 shares common stock (acquired 1-3-85,
   Dallas, Texas                                           3-31-88 and 7-31-95)                              10,931,955  84,458,000
   Integrated manufacturing, retailing,
   financing and insuring of manufactured
   housing sold in 34 states.

-----------------------------------------------------------------------------------------------------------------------------------

=PETSMART, INC.                              <1%          ++654,220 shares common stock (acquired 6-1-95)     2,878,733  13,084,400
   Phoenix, Arizona
   Retail chain of superstores selling
   pet foods, supplies and services.
-----------------------------------------------------------------------------------------------------------------------------------

  THE RECTORSEAL CORPORATION                100.0%        27,907 shares common stock (acquired 1-5-73 and
   Houston, Texas                                           3-31-73)                                             52,600  35,000,000
   Chemical specialty products for
   industrial, construction and
   oil field applications; owns 20%
   of Whitmore Manufacturing.
-----------------------------------------------------------------------------------------------------------------------------------

  REWIND HOLDINGS, INC.                      40.7%        12% subordinated note, payable 2003
   Sugar Land, Texas                                       (acquired 10-21-96)                                2,625,000   2,625,000
   Production of radio and television                     375 shares 8% Series A convertible preferred
   commercials and music videos.                          stock (acquired 10-21-96)                             375,000     375,000
                                                                                                              ---------   ---------
                                                                                                              3,000,000   3,000,000
-----------------------------------------------------------------------------------------------------------------------------------

  SDI HOLDING CORP.                          10.6%        60,000 shares common stock (acquired 3-26-96)       6,000,000   6,000,000
   Glasgow, Delaware
   Owns Sterling  Diagnostic  Imaging,
   a manufacturer of x-ray imaging film
   and direct radiography systems.

-----------------------------------------------------------------------------------------------------------------------------------

  SKYLAWN CORPORATION                       100.0%        1,449,026 shares common stock                       4,510,400  42,000,000
   Hayward, California                                     (acquired 7-16-69)
   Cemeteries, mausoleums and
   mortuaries located in northern
   California.


-----------------------------------------------------------------------------------------------------------------------------------

=Publicly-owned company        ++Unrestricted securities as defined in Note (b)


                   Company                   Equity (a)             Investment (b)                      Cost             Value (c)
-----------------------------------------------------------------------------------------------------------------------------------

=SPRINT CORPORATION                            <1%          ++36,000  shares common stock
   Westwood, Kansas                                         (acquired 6-20-84)                       $  503,645         $ 1,633,500
   Diversified telecommunications
   company.


-----------------------------------------------------------------------------------------------------------------------------------
=TECNOL MEDICAL PRODUCTS, INC.                 <1%          ++183,764 shares common stock
   Fort Worth, Texas                                        (acquired 2-7-92 and 5-11-94)             2,396,926           2,894,283
   Disposable  medical products for
   health-care facilities.

-----------------------------------------------------------------------------------------------------------------------------------

=TELE-COMMUNICATIONS, INC. - TCI Group         <1%          ++180,000 shares Series A common stock           68           2,137,500
   Englewood, Colorado                                      (acquired 6-3-69)
   Operation of the nation's largest
   cable television system.

-----------------------------------------------------------------------------------------------------------------------------------

=TELE-COMMUNICATIONS, INC. -                   <1%          ++67,500 shares Series A common stock             -           1,341,563
 Liberty Media Group                                        (acquired 8-4-95)
 Englewood, Colorado
 Production and distribution of cable
 television programming services.
-----------------------------------------------------------------------------------------------------------------------------------

  TEXAS PETROCHEMICAL HOLDINGS, INC.           5.4%        30,000 shares common stock                 3,000,000           2,400,000
   Houston, Texas                                           (acquired 6-27-96)
   Butadiene for synthetic  rubber,
   MTBE for gasoline  octane
   enhancement and butylenes for
   varied applications.
-----------------------------------------------------------------------------------------------------------------------------------

  TEXAS SHREDDER, INC.                        45.7%       14% subordinated debentures, payable
   San Antonio, Texas                                       1997 to 1999 (acquired 3-6-91)            1,012,500           1,012,500
   Design and manufacture of heavy-duty                   3,000 shares Series A preferred stock
   shredder systems for recycling steel                    (acquired 3-6-91)                            300,000             300,000
   and other materials from junk automobiles.             750 shares Series B preferred stock,
                                                           convertible into 7,500 shares of common
                                                           stock at $10.00 per share (acquired 3-6-91)   75,000           1,500,000
                                                                                                      ---------           ---------
                                                                                                      1,387,500           2,812,500
-----------------------------------------------------------------------------------------------------------------------------------

=TRITON ENERGY CORPORATION                    <1%         ++6,022 shares common stock                    144,167            233,353
   Dallas, Texas                                          (acquired 12-15-86)
   Oil and gas exploration and
   development.
-----------------------------------------------------------------------------------------------------------------------------------

  VARIX CORPORATION                          100.0%       12% promissory notes due 1997
   Richardson, Texas                                       (acquired 12-5-86, 3-21-88 and 1-31-90)       566,486            325,000
   Formerly developed software for                        1,514,566 shares preferred stock,
   computer-aided design of                                 convertible into 3 shares of common stock
   electronic circuits.                                     at $171,667 per share (acquired 6-1-84 and
                                                            3-21-88)                                     515,000                  -
                                                          37 shares common stock (acquired 6-2-86,
                                                             3-21-88 and 1-31-90)                        100,000                  -
                                                                                                       ---------         ----------

                                                                                                       1,181,486            325,000

-----------------------------------------------------------------------------------------------------------------------------------

=Publicly-owned company        ++Unrestricted securities as defined in Note (b)



                   Company                  Equity (a)               Investment (b)                     Cost             Value(c)
-----------------------------------------------------------------------------------------------------------------------------------
 WESTMARC COMMUNICATIONS, INC.                 -         21 shares 12% Series C preferred stock
  Denver, Colorado                                         (acquired 1-3-90)                          $    -            $   508,000
  Cable television systems and microwave
  relay systems.
-----------------------------------------------------------------------------------------------------------------------------------


  THE WHITMORE MANUFACTURING COMPANY          80.0%      80 shares common stock (acquired 8-31-79)     1,600,000          6,000,000
   Rockwall, Texas
   Specialized  mining and industrial
   lubricants;  automotive transit coatings;
   floor-finishing compounds and equipment.
-----------------------------------------------------------------------------------------------------------------------------------


  MISCELLANEOUS                                 -        Cherokee Communications, Inc. - Escrowed
                                                         funds                                                 -            639,000
                                              98.8%      Humac Company - 1,041,000 shares common stock
                                                         (acquired 1-31-75 and 12-31-75)                       -            164,000
                                              <1%        =360degree Communications Company -
                                                         ++12,000 shares common stock (acquired 3-7-96)  108,355            207,000
                                              <1%        =TCI Satellite Entertainment, Inc. -
                                                         ++18,000 Series A common stock
                                                         (acquired 12-4-96)                                    -            137,250
-----------------------------------------------------------------------------------------------------------------------------------

  TOTAL INVESTMENTS                                                                                   $59,907,915      $293,291,026
                                                                                                      ===========    ==============

-----------------------------------------------------------------------------------------------------------------------------------

=Publicly-owned company        ++Unrestricted securities as defined in Note (b)


                        Notes to Portfolio of Investments

(a) The percentages in the "Equity" column express the potential equity interests held by Capital Southwest Corporation and Capital Southwest Venture Corporation (together, the "Company") in each issuer. Each percentage represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common shares, plus shares reserved for all outstanding warrants, convertible securities and employee stock options. The symbol "<1%" indicates that the Company holds a potential equity interest of less than one percent.

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
                                                                                       ============    ============    ============

                 See Notes to Consolidated Financial Statements

                  Capital Southwest Corporation and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                                   Years Ended March 31
                                                                                           1997              1996            1995
                                                                                        ------------     ------------      -------
    Cash flows from operating activities
    Increase in net assets from operations before distributions....................   $ 32,184,598     $ 52,774,610   $ 16,172,787
    Adjustments to reconcile increase in net assets from operations before distributions to net cash provided by operating activities:
     Depreciation and amortization.................................................         31,240           33,439         42,623
     Net pension benefit...........................................................       (349,903)        (208,701)      (241,430)
     Net realized and unrealized gain on investments...............................    (29,610,536)     (49,919,693)   (13,793,624)
     (Increase) decrease in receivables............................................          5,187          (41,369)        63,301
     (Increase) decrease in other assets...........................................        (17,812)          28,950        (18,354)
     Increase (decrease) in accrued interest and other liabilities.................        (66,361)          48,075          7,092
     Deferred income taxes.........................................................        122,500           72,640         84,500
                                                                                     --------------   ----------------  -----------
    Net cash provided by operating activities......................................      2,298,913        2,787,951       2,316,895
                                                                                    ---------------     ------------   ------------
    Cash flows from investing activities
    Proceeds from disposition of investments......................................      14,177,580       21,470,173       1,611,976
    Purchases of securities.......................................................      (6,023,684)     (19,406,816)     (9,556,876)
    Maturities of securities......................................................       1,040,500        5,515,824         574,625
    Income taxes paid on realized gain on investments.............................      (6,268,782)               -               -
                                                                                       -------------      ----------    -----------

    Net cash provided (used) by investing activities..............................       2,925,614        7,579,181      (7,370,275)
                                                                                     -------------    ------------      ------------
    Cash flows from financing activities
    Increase (decrease) in note payable to bank....................................    (50,000,000)      50,000,000     (75,000,000)
    Repayment of subordinated debentures...........................................     (6,000,000)               -      (4,000,000)
    Distributions from undistributed net investment income.........................     (2,260,231)      (2,253,831)     (2,241,031)
    Distributions from undistributed net realized gain on investments..............             -           (15,842)              -
    Proceeds from exercise of employee stock options...............................             -           574,750         384,750
                                                                                   ---------------    -------------     -----------

    Net cash provided (used) by financing activities...............................   (58,260,231)      48,305,077      (80,856,281)
                                                                                   ---------------    -------------     ------------

    Net increase (decrease) in cash and cash equivalents...........................   (53,035,704)      58,672,209      (85,909,661)
    Cash and cash equivalents at beginning of year.................................    67,045,185        8,372,976       94,282,637
                                                                                   ---------------    --------------    ------------
    Cash and cash equivalents at end of year....................................... $  14,009,481     $ 67,045,185     $  8,372,976
                                                                                     ============     ============      ============
    Supplemental disclosure of cash flow information:
    Cash paid during the year for:  Interest.......................................  $    691,397     $  1,653,277     $  1,419,883
                                    Income taxes...................................  $  6,270,291     $        483     $     15,049

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

7.   Employee Stock Ownership Plan

     The Company and one of its wholly-owned subsidiaries sponsor a qualified employee stock ownership plan ("ESOP") in which certain employees participate. Contributions to the plan, which are invested in Company stock, are made at the discretion of the Company's Board of Directors. A participant's interest in contributions to the ESOP fully vests after five years of active service. During the three years ended March 31, the Company made contributions to the ESOP, which were charged against net investment income, of $54,104 in 1997, $76,341 in 1996 and $19,338 in 1995.

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
                                           Years Ended March 31
                                           --------------------
                                      1997         1996         1997
                                      ----         ----         ----
Alamo Group Inc................ $(6,432,000)  $  3,652,000  $   103,000
All Components, Inc............   1,000,000              -            -
American Homestar Corporation..     550,792      3,834,276      921,434
Amfibe, Inc....................   1,400,000              -            -
Data Race, Inc.................   2,118,317     (1,905,300)     920,600
Dennis Tool Company............   1,105,000       (500,000)           -
Encore Wire Corporation.......    9,782,000     (5,812,000)     358,250
LiL' Things, Inc...............  (1,835,670)    (2,155,222)           -
Mail-Well, Inc. ...............   6,830,000      1,246,990            -
Mylan Laboratories, Inc........    (785,752)       (21,381)   1,218,717
PTS Holdings, Inc..............   4,800,000              -            -
Palm Harbor Homes, Inc.........  13,372,000     39,931,777   14,096,600
PETsMART, Inc. ................   1,226,663      7,059,004    1,639,320
The RectorSeal Corporation.....   7,000,000      3,000,000    5,300,000
Skylawn Corporation............  (3,000,000)     5,000,000   (7,000,000)
Tecnol Medical Products, Inc. .    (321,587)      (275,646)   1,017,758
Tele-Communications, Inc.......  (1,192,500)      (450,000)      45,000
Texas Shredder, Inc............     250,000      1,175,000      749,998
The Whitmore Manufacturing
     Company...................   1,200,000     (1,200,000)    (400,000)

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

                      Selected Consolidated Financial Data
                (all figures in thousands except per share data)


                                1987     1988     1989     1990     1991     1992      1993       1994     1995      1996      1997
-----------------------------------------------------------------------------------------------------------------------------------
Financial Position
 (as of March 31)
Investments at cost........$  21,241 $ 28,478 $ 29,665 $ 32,212 $ 31,593 $ 34,929  $ 33,953  $ 41,993  $ 49,730  $ 58,544  $ 59,908
Unrealized appreciation....   65,290   89,512   97,134   99,903  107,120  100,277   113,153   132,212   153,031   198,386   233,383
                           --------- --------- -------- -------- -------- --------- ---------  --------- -------- --------  -------
Investments at market or
   fair value..............   86,531  117,990  126,799  132,115  138,713  135,206   147,106   174,205   202,761    256,930  293,291
Total assets...............  137,520  183,941  131,365  185,231  149,975  208,871   176,422   270,874   213,811    326,972  310,760
Subordinated debentures....   16,000   15,000   15,000   15,000   15,000   11,000    15,000    15,000    11,000     11,000    5,000
Deferred taxes on
   unrealized appreciation.   21,837*  30,073   32,619   33,608   36,063   33,761    38,112    45,932    53,247     69,121   81,313
Net assets.................   66,367*  78,376   83,124   94,610   97,139  107,522   121,455   133,053   147,370    189,048  218,972
Shares outstanding**.......    3,776    3,563    3,563    3,617    3,617    3,644     3,681     3,715     3,735      3,767    3,767
-----------------------------------------------------------------------------------------------------------------------------------
Changes in Net Assets
 (years ended March 31)
Net investment income......  $    45  $    22  $   716  $ 1,737  $ 2,090  $ 2,363  $  2,189  $  2,870  $  2,447  $   2,855  $ 2,574
Net realized gain (loss) on
   investments.............    8,157      497       27   12,722   (2,515)  14,313     5,099      (475)      142     11,174    6,806
Net increase (decrease) in
   unrealized appreciation
   before distributions....   10,105*  15,986    5,075    1,780    4,762   (4,541)    8,524    11,160    13,584     38,746   22,804
                             -------   ------  -------  -------  --------  ------- --------   --------   ------    -------  -------
Increase in net assets
   from operations before
   distributions...........   18,307*  16,505    5,818   16,239    4,337   12,135    15,812    13,555    16,173     52,775   32,184
   Cash dividends paid.....     (425)    (378)  (1,069)  (5,197)  (1,809)  (2,181)   (2,202)   (2,228)   (2,241)    (2,270)  (2,260)
   Securities dividends....        -        -        -        -        -        -         -         -         -     (9,402)       -
   Treasury stock acquired.   (2,563)  (4,118)       -        -        -        -         -         -         -          -        -
   Employee stock options
   exercised...............        -        -        -      444        -      429       322       272       385        575        -
                            ---------  -------  ------   ------   ------ --------   -------   -------  --------    -------  -------
   Increase in net assets..   15,319*  12,009    4,749   11,486    2,528   10,383    13,932    11,599    14,317     41,678   29,924
-----------------------------------------------------------------------------------------------------------------------------------
Per Share Data (as
 of March 31)**
Deferred taxes on
 unrealized appreciation... $   5.78* $  8.44  $  9.15  $  9.29  $  9.97  $  9.27  $  10.35  $  12.36  $  14.26  $   18.35 $  21.59
Net assets.................    17.58*   22.00    23.33    26.16    26.86    29.51     32.99     35.81     39.46      50.18    58.13
  % Increase...............    36.2%    25.1%     6.0%    12.1%     2.7%     9.9%     11.8%      8.5%     10.2%      27.2%    15.8%
Closing market price.......    17.50    16.75    18.25    21.375   20.75    24.25     36.50     38.125    38.00      60.00    67.875
Cash dividends paid........     0.1075   0.10     0.30     1.44      .50      .60       .60       .60       .60        .60      .60
Securities dividends.......        -        -        -        -        -        -         -         -         -       2.50        -

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