Form 10-Q
period 1997-06-30
CAPITAL SOUTHWEST CORP
filed 1997-08-12
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the Quarter Ended June 30, 1997               Commission File Number: 814-61


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

                                                  Yes   X           No
                                                       ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       3,767,051 shares of Common Stock, $1 Par Value as of July 31, 1997

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------



Assets                                                                     June 30, 1997                March 31, 1997
                                                                           -------------                --------------
                                                                            (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: June 30, 1997 - $20,552,361,
         March 31, 1997 - $20,552,361)                                     $222,027,920                $203,399,920
      Companies 5% to 25% owned
        (Cost: June 30, 1997 - $19,979,904)
        March 31, 1997 - $19,979,904                                         50,100,002                  35,747,002
      Companies less than 5% owned
        (Cost: June 30, 1997 - $17,318,611,
        March 31, 1997 - $19,375,650)                                        44,508,521                  54,144,104
                                                                          -------------               -------------
      Total investments
        (Cost:  June 30, 1997 - $57,850,876,
        March 31, 1997 - $59,907,915)                                       316,636,443                 293,291,026
Cash and cash equivalents                                                    15,885,184                  14,009,481
Receivables                                                                     240,937                     279,815
Receivable for securities sold                                               12,808,110                           -
Other assets                                                                  3,325,507                   3,180,171
                                                                         --------------              --------------
      Totals                                                               $348,896,181                $310,760,493
                                                                           ============                ============

Liabilities and Shareholders' Equity

Accrued interest and other liabilities                                   $    1,570,342              $    1,735,372
Income taxes payable                                                          7,627,295                   3,184,373
Deferred income taxes                                                        90,790,228                  81,868,628
Subordinated debentures                                                       5,000,000                   5,000,000
                                                                        ---------------             ---------------
      Total liabilities                                                     104,987,865                  91,788,373
                                                                          -------------              --------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,204,416 shares
        at June 30, 1997 and March 31, 1997                                   4,204,416                   4,204,416
      Additional capital                                                      4,813,121                   4,813,121
      Undistributed net investment income                                     4,977,804                   4,804,205
      Undistributed net realized gain on investments                         68,364,709                  60,113,568
      Unrealized appreciation of investments -
        net of deferred income taxes                                        168,581,568                 152,070,112
      Treasury stock - at cost (437,365 shares)                              (7,033,302)                 (7,033,302)
                                                                         --------------              --------------

      Net assets at market or fair value, equivalent
        to $64.75 per share at June 30, 1997, and
        $58.13 per share at March 31, 1997 on the
        3,767,051 shares outstanding                                        243,908,316                 218,972,120
                                                                          -------------               -------------
      Totals                                                               $348,896,181                $310,760,493
                                                                           ============                ============





                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                     June 30
                                                                              1997                1996
                                                                              ----                ----

Investment income:
     Interest                                                             $   400,032         $    369,947
     Dividends                                                                773,857              802,484
     Management and directors' fees                                           131,100              157,100
                                                                        -------------         ------------
                                                                            1,304,989            1,329,531
                                                                        -------------         ------------
Operating expenses:
     Interest                                                                 102,008              235,613
     Salaries                                                                 209,624              190,271
     Net pension expense (benefit)                                            (87,476)             (52,175)
     Other operating expenses                                                 123,224              121,124
                                                                        -------------        -------------

                                                                              347,380              494,833
                                                                        -------------        -------------

Income before income taxes                                                    957,609              834,698
Income tax expense                                                             30,600               18,000
                                                                        -------------       --------------
Net investment income                                                     $   927,009         $    816,698
                                                                        =============         ============
Proceeds from disposition of investments                                  $15,174,179         $          -
Cost of investments sold                                                    2,480,116                    -
                                                                        -------------        -------------
Realized gain on investments before income taxes                           12,694,063                    -
Income tax expense                                                          4,442,922                    -
                                                                        -------------        -------------

Net realized gain on investments                                            8,251,141                    -
                                                                        -------------        -------------

Increase in unrealized appreciation
  of investments before income taxes                                       25,402,456           12,753,660
Increase in deferred income
  taxes on appreciation of investments                                      8,891,000            4,463,000
                                                                        -------------        -------------

Net increase in unrealized appreciation of
   investments                                                             16,511,456            8,290,660
                                                                        -------------        -------------


Net realized and unrealized gain
  on investments                                                          $24,762,597          $ 8,290,660
                                                                       ==============       ==============

Increase in net assets from operations                                    $25,689,606          $ 9,107,358
                                                                       ==============       ==============








                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                -------------------------------------------------


                                                                       Three Months Ended            Year Ended
                                                                          June 30, 1997            March 31, 1997
                                                                          -------------            --------------
                                                                           (Unaudited)

Operations
      Net investment income                                               $   927,009             $   2,574,062
      Net realized gain on investments                                      8,251,141                 6,805,786
      Net increase in unrealized appreciation
        of investments                                                     16,511,456                22,804,750
                                                                          -----------              ------------
      Increase in net assets from operations                               25,689,606                32,184,598

Distributions from:
      Undistributed net investment income                                    (753,410)               (2,260,231)
                                                                          -----------              ------------


Increase in net assets                                                     24,936,196                29,924,367

Net assets, beginning of period                                           218,972,120               189,047,753
                                                                         ------------              ------------

Net assets, end of period                                                $243,908,316              $218,972,120
                                                                         ============              ============























                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      ------------------------------------
                                   (Unaudited)


                                                                               Three Months Ended
                                                                                     June 30
                                                                                     -------
                                                                              1997                1996
                                                                              ----                ----
Cash flows from operating activities
Increase in net assets from operations                                   $ 25,689,606          $ 9,107,358
Adjustments to reconcile increase in net assets
  from operations to net cash provided  by
  operating activities:
  Depreciation and amortization                                                 5,943               10,471
  Net pension benefit                                                         (87,476)             (52,175)
  Net realized and unrealized gain
     on investments                                                       (24,762,597)          (8,290,660)
  Decrease (increase) in receivables                                           38,878              (80,185)
  Increase in other assets                                                    (30,830)             (33,315)
  Decrease in accrued interest
     and other liabilities                                                   (198,004)             (68,195)
  Deferred income taxes                                                        30,600               18,000
                                                                         ------------          -----------
Net cash provided by operating activities                                     686,120              611,299
                                                                         ------------          -----------

Cash flows from investing activities
Proceeds from disposition of investments                                    2,366,070                    -
Purchases of securities                                                      (423,077)          (3,000,000)
Maturities of securities                                                            -                    -
                                                                         ------------         ------------
Net cash provided (used) by investing activities                            1,942,993           (3,000,000)
                                                                         ------------         ------------


Cash flows from financing activities
Decrease in note payable to bank                                                    -          (50,000,000)
Distributions from undistributed net investment income                      (753,410)             (753,410)
                                                                        -------------         ------------
Net cash used by financing activities                                       (753,410)          (50,753,410)
                                                                        -------------         ------------

Net increase (decrease) in cash and cash
  equivalents                                                              1,875,703           (53,142,111)
Cash and cash equivalents at beginning
  of period                                                               14,009,481            67,045,185
                                                                        ------------          ------------
Cash and cash equivalents at end of period                               $15,885,184           $13,903,074
                                                                        ============           ===========


Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                                                  $199,452              $200,548
  Income taxes                                                              $      -              $      -





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

        The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.


2.      Summary of Per Share Information
                                                          Three Months Ended
                                                                June 30
                                                                -------
                                                        1997            1996
                                                        ----            ----
     Investment income                                  $ .35           $ .35
     Operating expenses                                  (.06)           (.07)
     Interest expense                                    (.03)           (.06)
     Income taxes                                        (.01)              -
                                                        ------         ------
     Net investment income                                .25             .22
     Net realized gain on investments                    2.19               -
     Net increase in unrealized appreciation
       of investments                                    4.38            2.20
     Distributions from undistributed
       net investment income                             (.20)           (.20)
                                                        ------          ------
     Net increase in net asset value                     6.62            2.22
     Net asset value:
       Beginning of period                              58.13           50.18
                                                       ------          ------
       End of period                                   $64.75          $52.40
                                                       ======          ======

     Shares outstanding at end of period
       (000s omitted)                                   3,767           3,767

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Interest income in the three months ended June 30, 1997 increased from the year-ago period primarily because of interest payments by a new portfolio company offset somewhat by a decrease in average idle funds invested for the quarter and the repayment of a debenture in December 1996 by a portfolio company. During the three months ended June 30, 1997 and 1996, the Company recorded dividend income from the following sources:

                                                      Three Months Ended
                                                            June 30
                                                            -------
                                                      1997         1996
                                                      ----         ----
             Alamo Group Inc.                        $266,000     $266,000
             The RectorSeal Corporation               240,000      300,000
             Skylawn Corporation                      150,000      150,000
             The Whitmore Manufacturing Company        60,000            -
             Cherokee Communications, Inc.                  -       36,000
             Westmarc Communications, Inc.             20,318       20,318
             Other                                     37,539       30,166
                                                     --------     --------
                                                     $773,857     $802,484

                                                     ========     ========



         Interest expense in the three months ended June 30, 1997 decreased from the year-ago period due to the repayment of a subordinated debenture on September 1, 1996.

         During the three months ended June 30, 1997, the Company reported a realized gain before income taxes of $12,694,063. It should be noted that a realized gain before income taxes and a decrease in unrealized appreciation before income taxes are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized." Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                                     Three Months Ended
                                                           June 30
                                                           -------
                                                     1997             1996
                                                     ----             ----
             Alamo Group Inc.                    $4,287,000     $(4,285,000)
             American Homestar Corporation        2,065,412       2,052,890
             Amfibe, Inc.                                 -         600,000
             Encore Wire Corporation              6,059,000         155,000
             LiL' Things, Inc.                            -        (918,130)
             Mail-Well, Inc.                      8,294,000           9,000
             Palm Harbor Homes, Inc.             14,328,000       9,350,000
             PETsMART, Inc.                      (5,601,759)      3,598,210
             Tecnol Medical Products, Inc.        1,148,525         252,676
             Tele-Communications, Inc. - TCI Group  528,750         (90,000)

         During the quarter ended June 30, 1997, the Company made a new investment of $423,077.

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

                                                CAPITAL SOUTHWEST CORPORATION

                                                    /s/ William R. Thomas
Date: August 12, 1997                          By: ----------------------------
      ----------------                             William R. Thomas, President
                                                   /s/ Tim Smith
Date: August 12, 1997                          By: ----------------------------
     -----------------                             Tim Smith, Vice President and
                                                   Secretary-Treasurer