Form 10-Q
period 1997-09-30
CAPITAL SOUTHWEST CORP
filed 1997-11-12
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the Quarter Ended September 30, 1997          Commission File Number: 814-61


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

      3,773,601 shares of Common Stock, $1 Par Value as of October 31, 1997

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

Assets                                                                           September 30, 1997  March 31, 1997
                                                                                 -----------------   -------------
                                                                                     (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: September 30, 1997 - $20,552,361,
         March 31, 1997 - $20,552,361)                                              $ 240,374,920    $ 203,399,920
      Companies 5% to 25% owned
        (Cost: September 30, 1997 - $19,979,904,
        March 31, 1997 - $19,979,904)                                                  60,420,002       35,747,002
      Companies less than 5% owned
        (Cost: September 30, 1997 - $16,920,117,
        March 31, 1997 - $19,375,650)                                                  50,123,448       54,144,104
                                                                                    -------------    -------------
      Total investments
        (Cost: September 30, 1997- $57,452,382,
        March 31, 1997 - $59,907,915)                                                 350,918,370      293,291,026
Cash and cash equivalents                                                              30,959,954       14,009,481
Receivables                                                                               332,888          279,815
Other assets                                                                            3,436,777        3,180,171
                                                                                    -------------    -------------
      Totals                                                                        $ 385,647,989    $ 310,760,493
                                                                                    =============    =============

Liabilities and Shareholders' Equity

Accrued interest and other liabilities                                              $   1,723,714    $   1,735,372
Income taxes payable                                                                    8,001,363        3,184,373
Deferred income taxes                                                                 102,952,428       81,868,628
Subordinated debentures                                                                 5,000,000        5,000,000
                                                                                    -------------    -------------
      Total liabilities                                                               117,677,505       91,788,373
                                                                                    -------------    -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,210,966 shares
        at September 30, 1997 and 4,204,416 shares
        at March 31, 1997                                                               4,210,966        4,204,416
      Additional capital                                                                4,965,665        4,813,121
      Undistributed net investment income                                               5,643,760        4,804,205
      Undistributed net realized gain on investments                                   69,059,406       60,113,568
      Unrealized appreciation of investments -
        net of deferred income taxes                                                  191,123,989      152,070,112
      Treasury stock - at cost (437,365 shares)                                        (7,033,302)      (7,033,302)
                                                                                    -------------    -------------
      Net assets at market or fair value,  equivalent to $71.01 per share on the
        3,773,601 shares outstanding at September 30, 1997, and $58.13 per share
        on the 3,767,051 shares outstanding at March 31, 1997                         267,970,484      218,972,120
                                                                                    -------------    -------------
      Totals                                                                        $ 385,647,989    $ 310,760,493
                                                                                    =============    =============

                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 Three Months Ended               Six Months Ended
                                                    September 30                    September 30
                                              ------------------------            -------------------
                                                  1997            1996            1997           1996
                                                  ----            ----            ----           ----
Investment income:
     Interest                              $    589,637    $    314,755    $    989,669    $    684,702
     Dividends                                  324,381         802,483       1,098,238       1,604,967
     Management and directors' fees             138,600         141,100         269,700         298,200
                                           ------------    ------------    ------------    ------------
                                              1,052,618       1,258,338       2,357,607       2,587,869
                                           ------------    ------------    ------------    ------------

Operating expenses:
     Interest                                   103,103         194,997         205,111         430,610
     Salaries                                   208,500         198,611         418,124         388,882
     Net pension expense (benefit)              (69,279)       (122,777)       (156,755)       (174,952)
     Other operating expenses                   118,214         110,915         241,438         232,039
                                           ------------    ------------    ------------    ------------
                                                360,538         381,746         707,918         876,579
                                           ------------    ------------    ------------    ------------

Income before income taxes                      692,080         876,592       1,649,689        1,711,290
Income tax expense                               26,124          47,825          56,724           65,825
                                           ------------    ------------    ------------    -------------

Net investment income                      $    665,956    $    828,767    $  1,592,965    $  1,645,465
                                           ============    ============    ============    ============

Proceeds from disposition of investments   $  1,267,880    $       --      $ 16,442,059    $       --
Cost of investments sold                        199,115            --         2,679,231            --
                                           ------------    ------------    ------------    ------------
Realized gain on investments before
   income taxes                               1,068,765            --        13,762,828            --
Income tax expense                              374,068            --         4,816,990            --
                                           ------------    ------------    ------------     ------------

Net realized gain on investments                694,697            --         8,945,838            --
                                          -------------    ------------    ------------     ------------

Increase in unrealized appreciation
  of investments before income taxes         34,680,421      19,238,921      60,082,877       31,992,581
Increase in deferred income taxes on
  appreciation of investments                12,138,000       6,734,000      21,029,000       11,197,000
                                          -------------   -------------   -------------     ------------
Net increase in unrealized
   appreciation of investments               22,542,421      12,504,921      39,053,877       20,795,581
                                          -------------   -------------   -------------      -----------
Net realized and unrealized gain
  on investments                          $  23,237,118    $ 12,504,921    $ 47,999,715     $ 20,795,581
                                          =============    ============    ============     ============

Increase in net assets from operations    $  23,903,074    $ 13,333,688    $ 49,592,680     $ 22,441,046
                                          =============    ============    ============     ============


                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets


                                                 Six Months Ended      Year Ended
                                                September 30, 1997    March 31, 1997
                                                ------------------    --------------
                                                  (Unaudited)

Operations
      Net investment income                     $   1,592,965         $   2,574,062
      Net realized gain on investments              8,945,838             6,805,786
      Net increase in unrealized appreciation
        of investments                             39,053,877            22,804,750
                                                -------------         -------------
      Increase in net assets from operations       49,592,680            32,184,598

Distributions from:
      Undistributed net investment income            (753,410)           (2,260,231)

Capital share transactions
      Exercise of employee stock options              159,094                  --
                                                -------------         -------------

      Increase in net assets                       48,998,364            29,924,367

Net assets, beginning of period                   218,972,120           189,047,753
                                                -------------         -------------

Net assets, end of period                       $ 267,970,484         $ 218,972,120
                                                =============         =============






                (See Notes to Consolidated Financial Statements)
                                       4


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             Three Months Ended                   Six  Months Ended
                                                                September 30                        September 30
                                                             ------------------                   -----------------
                                                              1997         1996                   1997        1996
                                                              ----         ----                   ----        ----
Cash flows from operating activities
Increase in net assets from operations                     $ 23,903,074    $ 13,333,688    $ 49,592,680    $ 22,441,046
Adjustments to reconcile increase in net
  assets from operations to net cash
  provided  by operating activities:
  Depreciation and amortization                                   5,942           5,709          11,885          16,180
  Net pension benefit                                           (69,279)       (122,777)       (156,755)       (174,952)
  Net realized and unrealized gain
     on investments                                         (23,237,118)    (12,504,921)    (47,999,715)    (20,795,581)
  (Increase) decrease in receivables                            (91,951)        212,808         (53,073)        132,623
  (Increase) decrease in other assets                             8,774          19,619         (22,056)        (13,696)
  Increase (decrease) in accrued interest
     and other liabilities                                       96,666        (106,307)       (101,338)       (174,502)
  Deferred income taxes                                          24,200          43,000          54,800          61,000
                                                           ------------    ------------    ------------    ------------
Net cash provided by operating activities                       640,308         880,819       1,326,428       1,492,118
                                                           ------------    ------------    ------------    ------------

Cash flows from investing activities
Proceeds from disposition of investments                     14,075,989            --        16,442,059            --
Purchases of securities                                        (800,000)           --        (1,223,077)     (3,000,000)
Maturities of securities                                        999,379            --           999,379            --
                                                           ------------    ------------    ------------    ------------
Net cash provided (used) by investing
  activities                                                 14,275,368            --        16,218,361      (3,000,000)
                                                           ------------    ------------    ------------    ------------

Cash flows from financing activities
Decrease in note payable to bank                                   --              --              --       (50,000,000)
Repayment of subordinated debenture                                --        (6,000,000)           --        (6,000,000)
Distributions from undistributed net
  investment income                                                --              --          (753,410)       (753,410)
Proceeds from exercise of employee
  stock options                                                 159,094            --           159,094            --
                                                           ------------    ------------    ------------    ------------
Net cash provided (used) by financing activities                159,094      (6,000,000)       (594,316)    (56,753,410)
                                                           ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                                15,074,770      (5,119,181)     16,950,473     (58,261,292)
Cash and cash equivalents at beginning
  of period                                                  15,885,184      13,903,074      14,009,481      67,045,185
                                                           ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                 $ 30,959,954    $  8,783,893    $ 30,959,954    $  8,783,893
                                                           ============    ============    ============    ============

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                                 $       --      $    264,658    $    199,452    $    490,849
  Income taxes                                             $      6,022    $          9    $      6,022    $          9



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


2.   Summary of Per Share Information


                                             Three Months Ended        Six Months Ended
                                                September 30              September 30
                                             ------------------        ----------------
                                             1997          1996        1997        1996
                                             ----          ----        ----       -----
Investment income                         $    .28      $   .33     $    .63     $    .69
Operating expenses                            (.07)        (.05)        (.13)        (.12)
Interest expense                              (.03)        (.05)        (.06)        (.11)
Income taxes                                  (.01)        (.01)        (.02)        (.02)
                                          --------      --------    --------     --------
Net investment income                          .17          .22          .42          .44
Net realized gain on investments               .18           --         2.37           --
Net increase in unrealized appreciation
  of investments                              5.97         3.32        10.35         5.52
Distributions from undistributed
  net investment income                         --           --         (.20)        (.20)
Exercise of employee stock options (1)        (.06)          --         (.06)          --
                                          --------     --------     --------     --------
Net increase in net asset value               6.26         3.54        12.88         5.76
Net asset value:
  Beginning of period                        64.75        52.40        58.13        50.18
                                          --------     --------     --------     --------
  End of period                           $  71.01     $  55.94     $  71.01     $  55.94
                                          ========     ========     ========     ========
Shares outstanding at end of period
  (000s omitted)                             3,774        3,767        3,774        3,767
                                          ========     ========     ========     ========



(1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Interest income in the six months ended September 30, 1997 increased from the year-ago period primarily because of interest payments by a new portfolio company and an increase in average idle funds invested. During the six months ended September 30, 1997 and 1996, the Company recorded dividend income from the following sources:

                                                         Six Months Ended
                                                            September 30
                                                         ----------------
                                                          1997       1996
                                                          ----       ----
                The RectorSeal Corporation          $  240,000    $ 600,001
                Alamo Group Inc.                       532,000      532,000
                Skylawn Corporation                    150,000      300,000
                Cherokee Communications, Inc.                -       72,000
                Westmarc Communications, Inc.           40,635       40,635
                The Whitmore Manufacturing Company      60,000            -
                Other                                   75,603       60,331
                                                    ----------   ----------
                                                    $1,098,238   $1,604,967
                                                    ==========   ==========

     Interest expense in the six months ended September 30, 1997 decreased from the year-ago period due to the repayment of a subordinated debenture on September 1, 1996.

     During the six months ended September 30, 1997, the Company reported a realized gain before income taxes of $13,762,828. It should be noted that a realized gain before income taxes and a decrease in unrealized appreciation before income taxes are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized." Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.

     Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:


                                                       Three Months Ended                   Six Months Ended
                                                          September 30                        September 30
                                                          ------------                        ------------
                                                    1997              1996                1997            1996
                                                    ----              ----                ----            ----
  Alamo Group Inc.                                $4,021,000      $(2,143,000)        $ 8,308,000       $(6,968,000)
  All Components, Inc.                               950,000                -             950,000                 -
  American Homestar Corporation                    1,064,001         (500,705)          3,129,413         1,552,185
  Amfibe, Inc.                                     2,400,000                -           2,400,000           600,000
  Data Race, Inc.                                   (142,028)         830,000              71,248           830,000
  Encore Wire Corporation                         11,220,000        5,171,000          17,279,000         5,326,000
  LiL' Things, Inc.                                        -         (917,540)                  -        (1,835,670)
  Mail-Well, Inc.                                          -        1,824,000           8,294,000         1,833,000
  Mylan Laboratories, Inc.                           986,198          (32,071)            970,163          (497,108)
  Palm Harbor Homes, Inc.                         14,328,000       12,568,000          28,656,000        21,918,000
  PETsMART, Inc.                                    (858,664)       1,308,440          (6,460,423)        4,906,650
  The RectorSeal Corporation                               -        2,000,000                   -         2,000,000
  Tecnol Medical Products, Inc.                     (367,528)        (826,938)            780,997          (574,262)
  Tele-Communications - TCI Group                   (325,804)        (562,500)            202,946          (652,500)
  Tele-Communications - LM Group                     383,906           95,625             645,468           112,500
  Tele-Communications - TCI Ventures               1,350,583                -           1,350,583                 -
  Texas Petrochemical Holdings, Inc.                (900,000)               -            (900,000)                -
  Texas Shredder, Inc.                             1,125,000          250,000           1,125,000           250,000

                                       7

     During the quarter ended September 30, 1997, the Company made two new investments totaling $800,000.

     The Company has agreed, subject to certain conditions, to invest up to $12,544,923 in four portfolio companies.


                    PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on July 21, 1997, with the following results of elections and approval:


                                                                             Votes Cast
                                                             --------------------------------------------
                                                                             Against/        Abstentions/
                                                              For            Withheld         Non-Votes
                                                             ----            --------         ---------
a.   The following Directors were elected to serve until
     the next Annual Meeting of Stockholders:

                  Graeme W. Henderson                       3,029,754          7,068          730,229
                  Gary L. Martin                            3,036,241            583          730,227
                  James M. Nolan                            3,036,241            583          730,227
                  William R. Thomas                         3,035,841            983          730,227
                  John H. Wilson                            3,036,241            583          730,227

b.   KPMG Peat Marwick LLP was approved as the
     Company's auditors for the 1998 fiscal year.           3,025,211          6,688          735,152


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

                                         CAPITAL SOUTHWEST CORPORATION


Date: November 13,1997                   By:  /s/ William R. Thomas
                                            ----------------------------
                                            William R. Thomas, President

Date: November 13,1997                   By: /s/Tim Smith
                                            ----------------------------
                                            Tim Smith, Vice President
                                            and Secretary-Treasurer