Form 10-Q
period 1997-12-31
CAPITAL SOUTHWEST CORP
filed 1998-02-10
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------



For the Quarter Ended December 31, 1997           Commission File Number: 814-61


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

     3,787,601 shares of Common Stock, $1 Par Value as of January 31, 1998

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------


Assets                                                December 31, 1997   March 31, 1997
                                                      -----------------   --------------
                                                         (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: December 31, 1997 - $19,370,874,
         March 31, 1997 - $20,552,361)                  $ 240,059,919    $ 203,399,920
      Companies 5% to 25% owned
        (Cost: December 31, 1997 - $17,238,589,
        March 31, 1997 - $19,979,904)                      67,395,579       35,747,002
      Companies less than 5% owned
        (Cost: December 31, 1997 - $22,751,688,
        March 31, 1997 - $19,375,650)                      55,727,842       54,144,104
                                                        -------------    -------------
      Total investments
        (Cost: December 31, 1997 - $59,361,151,
        March 31, 1997 - $59,907,915)                     363,183,340      293,291,026
Cash and cash equivalents                                  24,698,603       14,009,481
Receivables                                                   362,672          279,815
Other assets                                                3,538,170        3,180,171
                                                        -------------    -------------
      Totals                                            $ 391,782,785    $ 310,760,493
                                                        =============    =============

Liabilities and Shareholders' Equity

Accrued interest and other liabilities                  $   2,025,361    $   1,735,372
Income taxes payable                                        6,610,436        3,184,373
Deferred income taxes                                     106,603,928       81,868,628
Subordinated debenture                                      5,000,000        5,000,000
                                                        -------------    -------------
      Total liabilities                                   120,239,725       91,788,373
                                                        -------------    -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,224,966 shares
        at December 31, 1997 and 4,204,416 shares
        at March 31, 1997                                   4,224,966        4,204,416
      Additional capital                                    5,500,290        4,813,121
      Undistributed net investment income                   4,396,456        4,804,205
      Undistributed net realized gain on investments       66,598,460       60,113,568
      Unrealized appreciation of investments -
        net of deferred income taxes                      197,856,190      152,070,112
      Treasury stock - at cost (437,365 shares)            (7,033,302)      (7,033,302)
                                                        -------------    -------------
      Net assets at market or fair value,  equivalent
        to $71.69 per share on the 3,787,601 shares
        outstanding at December 31, 1997, and $58.13
        per share on the 3,767,051 shares outstanding
        at March 31, 1997                                 271,543,060      218,972,120
                                                        -------------    -------------
      Totals                                            $ 391,782,785    $ 310,760,493
                                                        =============    =============




                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                              Three Months Ended                Nine Months Ended
                                                December 31                        December 31
                                                1997            1996           1997             1996
                                          ------------    ------------    ------------    ------------
Investment income:
     Interest                             $    565,822    $    296,204    $  1,555,491    $    980,906
     Dividends                                 345,401         393,377       1,443,639       1,998,344
     Management and directors' fees            163,600         153,100         433,300         451,300
                                          ------------    ------------    ------------    ------------
                                             1,074,823         842,681       3,432,430       3,430,550
                                          ------------    ------------    ------------    ------------
Operating expenses:
     Interest                                  103,103         103,103         308,214         533,713
     Salaries                                  578,000         231,757         996,124         620,639
     Net pension expense (benefit)             (78,378)        (87,475)       (235,133)       (262,427)
     Other operating expenses                  176,836         122,235         418,274         354,274
                                          ------------    ------------    ------------    ------------
                                               779,561         369,620       1,487,479       1,246,199
                                          ------------    ------------    ------------    ------------
Income before income taxes                     295,262         473,061       1,944,951       2,184,351
Income tax expense                              27,525          31,000          84,249          96,825
                                          ------------    ------------    ------------    ------------
Net investment income                     $    267,737    $    442,061    $  1,860,702    $  2,087,526
                                          ============    ============    ============    ============

Proceeds from disposition of
  investments                             $    227,833    $  2,273,338    $ 16,669,892    $  2,273,338
Cost of investments sold                     4,085,592         813,333       6,764,823         813,333
                                          ------------    ------------    ------------    ------------
Realized gain (loss) on investments
  before income taxes                       (3,857,759)      1,460,005       9,905,069       1,460,005
Income tax expense (benefit)                (1,396,813)        568,052       3,420,177         568,052
                                          ------------    ------------    ------------    ------------

Net realized gain (loss) on investments     (2,460,946)        891,953       6,484,892         891,953
                                          ------------    ------------    ------------    ------------

Increase in unrealized appreciation
  of investments before income taxes        10,356,201      17,067,558      70,439,078      49,060,139
Increase in deferred income taxes on
  appreciation of investments                3,624,000       5,917,000      24,653,000      17,114,000
                                          ------------    ------------    ------------    ------------
Net increase in unrealized
   appreciation of investments               6,732,201      11,150,558      45,786,078      31,946,139
                                          ------------    ------------    ------------    ------------

Net realized and unrealized gain
  on investments                          $  4,271,255    $ 12,042,511    $ 52,270,970    $ 32,838,092
                                          ============    ============    ============    ============

Increase in net assets from operations    $  4,538,992    $ 12,484,572    $ 54,131,672    $ 34,925,618
                                          ============    ============    ============    ============





                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets


                                               Nine Months Ended    Year Ended
                                               December 31, 1997  March 31, 1997
                                               -----------------  --------------
                                                   (Unaudited)

Operations
      Net investment income                     $   1,860,702    $   2,574,062
      Net realized gain on investments              6,484,892        6,805,786
      Net increase in unrealized appreciation
        of investments                             45,786,078       22,804,750
                                                -------------    -------------
      Increase in net assets from operations       54,131,672       32,184,598

Distributions from:
      Undistributed net investment income          (2,268,451)      (2,260,231)

Capital share transactions
      Exercise of employee stock options              707,719             --
                                                -------------    -------------

      Increase in net assets                       52,570,940       29,924,367

      Net assets, beginning of period             218,972,120      189,047,753
                                                -------------    -------------

      Net assets, end of period                 $ 271,543,060    $ 218,972,120
                                                =============    =============










                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     Three Months Ended                Nine Months Ended
                                                                        December 31                      December 31
                                                                      ----------------                 ---------------
                                                                     1997           1996             1997           1996
                                                                     ----           ----             ----           ----
Cash flows from operating activities
Increase in net assets from operations                         $  4,538,991    $ 12,484,572    $ 54,131,671    $ 34,925,618
Adjustments to reconcile increase in net
  assets from operations to net cash provided
  by operating activities:
  Depreciation and amortization                                       5,943           5,710          17,828          21,890
  Net pension benefit                                               (78,378)        (87,475)       (235,133)       (262,427)
  Net realized and unrealized gain
     on investments                                              (4,271,255)    (12,042,511)    (52,270,970)    (32,838,092)
  Increase in receivables                                           (29,784)       (353,656)        (82,857)       (221,033)
  (Increase) decrease in other assets                                15,884           5,165          (6,172)         (8,531)
  Increase (decrease) in accrued interest
     and other liabilities                                          262,693         (96,948)        161,355        (271,450)
  Deferred income taxes                                              27,500          31,000          82,300          92,000
                                                               ------------    ------------    ------------    ------------
Net cash provided (used) by operating activities                    471,594         (54,143)      1,798,022       1,437,975
                                                               ------------    ------------    ------------    ------------

Cash flows from investing activities
Proceeds from disposition of investments                            227,833       2,273,338      16,669,892       2,273,338
Purchases of securities                                          (6,580,349)     (3,000,000)     (7,803,426)     (6,000,000)
Maturities of securities                                            585,987         928,000       1,585,366         928,000
                                                               ------------    ------------    ------------    ------------
Net cash provided (used) by investing activities                 (5,766,529)        201,338      10,451,832      (2,798,662)
                                                               ------------    ------------    ------------    ------------

Cash flows from financing activities
Decrease in note payable to bank                                       --              --              --       (50,000,000)
Repayment of subordinated debenture                                    --              --              --        (6,000,000)
Distributions from undistributed net
  investment income                                              (1,515,041)     (1,506,821)     (2,268,451)     (2,260,231)
Proceeds from exercise of employee
  stock options                                                     548,625            --           707,719            --
                                                               ------------    ------------    ------------    ------------
Net cash used by financing activities                              (966,416)     (1,506,821)     (1,560,732)    (58,260,231)
                                                               ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                                    (6,261,351)     (1,359,626)     10,689,122     (59,620,918)
Cash and cash equivalents at beginning
  of period                                                      30,959,954       8,783,893      14,009,481      67,045,185
                                                               ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                     $ 24,698,603    $  7,424,267    $ 24,698,603    $  7,424,267
                                                               ============    ============    ============    ============




Supplemental  disclosure of cash flow  information:
Cash paid during the period
for:
  Interest                                                     $    200,548    $    200,548    $    400,000    $    691,397
  Income taxes                                                 $      2,000    $       --      $      8,022    $          9



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


2.      Summary of Per Share Information


                                                 Three Months Ended         Nine Months Ended
                                                    December 31                December 31
                                                    -----------                -----------
                                                  1997         1996         1997         1996
                                                  ----         ----         ----         ----
Investment income                           $      .27   $      .22   $      .90   $      .91
Operating expenses                                (.18)        (.07)        (.31)        (.19)
Interest expense                                  (.02)        (.03)        (.08)        (.14)
Income taxes                                        --           --         (.02)        (.02)
                                             ---------    ---------    ---------    ---------
Net investment income                              .07          .12          .49          .56
Net realized gain (loss) on investments           (.66)         .24         1.71          .24
Net increase in unrealized appreciation
  of investments                                  1.74         2.96        12.09         8.48
Distributions from undistributed
  net investment income                           (.40)        (.40)        (.60)        (.60)
Exercise of employee stock options (1)            (.07)          --         (.13)          --
                                             ---------    ---------    ---------    ---------
Net increase in net asset value                    .68         2.92        13.56         8.68
Net asset value:
  Beginning of period                            71.01        55.94        58.13        50.18
                                             ---------    ---------    ---------    ---------
  End of period                            $     71.69  $     58.86  $     71.69  $     58.86
                                             =========    =========    =========    =========

Shares outstanding at end of period
  (000s omitted)                              3,788        3,767        3,788        3,767


     (1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Interest income in the nine months ended December 31, 1997 increased from the year-ago period primarily because of interest payments by a new portfolio company and an increase in average idle funds invested. During the nine months ended December 31, 1997 and 1996, the Company recorded dividend income from the following sources:


                                                             Nine Months Ended
                                                                December 31
                                                                -----------
                                                          1997            1996
                                                          ----            ----
        Alamo Group Inc.                             $   798,000      $  798,000
        The RectorSeal Corporation                       261,200         640,895
        Skylawn Corporation                              150,000         300,000
        Cherokee Communications, Inc.                          -         108,000
        Westmarc Communications, Inc.                     60,953          60,953
        The Whitmore Manufacturing Company                60,000               -
        Texas Shredder, Inc.                              28,125          28,125
        Other                                             85,361          62,371
                                                     -----------      ----------
                                                     $ 1,443,639      $1,998,344
                                                     ===========      ==========

     Interest expense in the nine months ended December 31, 1997 decreased from the year-ago period due to the repayment of a subordinated debenture on September 1, 1996. Salaries in the nine months ended December 31, 1997 increased from the year-ago period mainly due to the accrual in December 1997 of annual bonuses, which in the prior fiscal year were accrued in March 1997. Other operating expenses in the nine months ended December 31, 1997 increased from the year-ago period primarily because of additional environmental remediation expenses related to a previous investment and legal expenses in connection with a claim against the Company's pension plan.

     During the nine months ended December 31, 1997, the Company reported a realized gain before income taxes of $9,905,069. It should be noted that a realized gain before income taxes and a decrease in unrealized appreciation before income taxes are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:



                                            Three Months Ended           Nine Months Ended
                                               December 31                    December 31
                                               -----------                    -----------
                                          1997            1996            1997            1996
                                          ----            ----            ----            ----
Alamo Group Inc.                     $       --      $  5,359,000    $  8,308,000    $ (1,609,000)
All Components, Inc.                         --         1,000,000         950,000       1,000,000
American Homestar Corporation             657,176        (500,704)      3,786,589       1,051,481
Amfibe, Inc.                                 --              --         2,400,000         600,000
Encore Wire Corporation                      --         1,539,000      17,279,000       6,865,000
Kimberly-Clark Corporation                130,708          68,911         911,705        (505,351)
Mail-Well, Inc.                         5,726,000       3,123,000      14,020,000       4,956,000
Mylan Laboratories, Inc.                 (192,429)        (64,143)        777,734        (561,251)
Palm Harbor Homes, Inc.                      --              --        28,656,000      21,918,000
PETsMART, Inc.                         (1,921,771)     (2,535,101)     (8,382,194)      2,371,549
The RectorSeal Corporation                   --              --              --         2,000,000
Skylawn Corporation                          --        (3,000,000)           --        (3,000,000)
Tele-Communications-LM Group              459,844          (5,625)      1,105,312         106,875
Tele-Communications-TCI Group             851,713        (337,500)      1,054,659        (990,000)
Tele-Communications-TCI Ventures          503,408            --         1,853,991            --
Texas Petrochemical Holdings, Inc.           --              --          (900,000)           --
Texas Shredder, Inc.                         --              --         1,125,000         250,000
The Whitmore Manufacturing Co.               --         1,200,000            --         1,200,000



     During  the  quarter  ended   December  31,  1997,  the  Company  made  new
investments of $5,225,000 and additional investments of $1,155,349 in existing portfolio companies.


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

                           CAPITAL SOUTHWEST CORPORATION


Date: February 10, 1998   By:  /s/ William R. Thomas
                               -----------------------------
                               William R. Thomas, President

Date: February 10, 1998   By:  /s/ Tim Simth
                               -----------------------------
                               Tim Simth, Vice President and Secretary-Treasurer