Form 10-K405
period 1998-03-31
CAPITAL SOUTHWEST CORP
filed 1998-06-24
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                    FORM 10-K

                  (Mark One)
                  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
               ------------------------------------------------------------

For the Fiscal Year Ended March 31, 1998          Commission File Number: 814-61

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 1998 was $224,877,555, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of May 1, 1998 was 3,787,951.


         Documents Incorporated by Reference                             Part of Form 10-K
         -----------------------------------                             -----------------

 (1)  Annual Report to Shareholders for the Year Ended                   Parts I and II; and
                March 31, 1998                                     Part IV, Item 14(a)(1) and (2)

 (2)  Proxy Statement for Annual Meeting of Shareholders                      Part III
                to be held July 20, 1998



                                TABLE OF CONTENTS


                                                                                                      Page

PART I
         Item 1.      Business..........................................................................1
         Item 2.      Properties........................................................................1
         Item 3.      Legal Proceedings.................................................................1
         Item 4.      Submission of Matters to a Vote of Security Holders...............................1

PART II
         Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.............2
         Item 6.      Selected Financial Data...........................................................2
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                        of Operations...................................................................2
         Item 8.      Financial Statements and Supplementary Data.......................................2
         Item 9.      Changes in and Disagreements With Accountants on Accounting and
                        Financial Disclosure............................................................3

PART III
         Item 10.     Directors and Executive Officers of the Registrant................................3
         Item 11.     Executive Compensation............................................................3
         Item 12.     Security Ownership of Certain Beneficial Owners and Management....................4
         Item 13.     Certain Relationships and Related Transactions....................................4

PART IV
         Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K .................4

Signatures .............................................................................................5

Exhibit Index ..........................................................................................6


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

         The Company is a venture capital investment company whose objective is to achieve capital appreciation through long-term investments in businesses believed to have favorable growth potential. The Company's investments are focused on early-stage financings, expansion financings, management buyouts and recapitalizations in a broad range of industry segments. The portfolio is a composite of companies in which the Company has major interests as well as a number of developing companies and marketable securities of established publicly-owned companies. The Company makes available significant managerial assistance to the companies in which it invests and believes that providing material assistance to such investee companies is critical to its business development activities.

         The twelve largest investments of the Company had a combined cost of $42,851,522 and a value of $359,713,686, representing 89.6% of the value of the Company's consolidated investment portfolio at March 31, 1998. For a narrative description of the twelve largest investments, see "Twelve Largest Investments - March 31, 1998" on pages 6 through 8 of the Company's Annual Report to Shareholders for the Year Ended March 31, 1998 (the "1998 Annual Report") which is herein incorporated by reference. Certain of the information presented on the twelve largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' financial statements, which in some instances is unaudited.

         The Company competes for attractive investment opportunities with venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.

         The number of persons employed by the Company at March 31, 1998 was nine.

Item 2.       Properties

         The Company maintains its offices at 12900 Preston Road, Suite 700, Dallas, Texas, 75230, where it rents approximately 3,700 square feet of office space pursuant to a lease agreement expiring in February 2003. The Company believes that its offices are adequate to meet its current and expected future needs.

Item 3.       Legal Proceedings

         The Company has no material pending legal proceedings to which it is a party or to which any of its property is subject.

Item 4.       Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

         Information set forth under the captions "Shareholder Information - Shareholders, Market Prices and Dividends" on page 29 of the 1998 Annual Report are herein incorporated by reference.


Item 6.       Selected Financial Data

         "Selected Consolidated Financial Data" on page 28 of the 1998 Annual Report is herein incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 25 through 27 of the Company's 1998 Annual Report are herein incorporated by reference.


Item 8.       Financial Statements and Supplementary Data

         Pages 9 through 24 of the Company's 1998 Annual Report are herein incorporated by reference. See also Item 14 of this Form 10-K - "Exhibits, Financial Statement Schedules, and Reports on Form 8-K".


         Selected Quarterly Financial Data (Unaudited)
         ---------------------------------

         The   following   presents  a  summary  of  the   unaudited   quarterly
consolidated financial information for the years ended March 31, 1998 and 1997.

                                                            First         Second           Third       Fourth
                                                           Quarter        Quarter         Quarter      Quarter        Total
                                                           -------        -------         -------      -------        -----
                                                                         (In thousands, except per share amounts)
1998
    Net investment income                                $    927        $   666        $   268      $    865      $  2,726
    Net realized gain (loss)on investments                  8,251            695        (2,461)             -         6,485
    Net increase in unrealized appreciation
       of investments before distributions                 16,511         22,543          6,732        23,602        69,388
    Net increase in net assets
       from operations before distributions                25,690         23,903          4,539        24,467        78,599
    Net increase in net assets from operations
       before distributions per share                        6.82           6.32           1.15          6.46         20.75

1997
    Net investment income                                $    817        $   829        $   442      $    486      $  2,574
    Net realized gain on investments                            -              -            892         5,914         6,806
    Net increase (decrease) in unrealized
       appreciation of investments before
       distributions                                        8,291         12,505         11,150       (9,141)        22,805
    Net increase (decrease) in net assets from
       operations before distributions                      9,107         13,334         12,485       (2,741)        32,185
    Net increase (decrease) in net assets
       from operations before distributions
      per share                                              2.42           3.54           3.31         (.72)          8.55

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         The information set forth under the captions "Election of Directors" in the Company's definitive Proxy Statement for Annual Meeting of Shareholders to be held July 20, 1998, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or about June 10, 1998 (the "1998 Proxy Statement") is herein incorporated by reference.

Executive Officers of the Registrant

         The officers of the Company, together with the offices in the Company presently held by them, their business experience during the last five years and their ages are as follows:

     D. Scott Collier, age 35, has served as Vice President of the Company since April 1995 and was an investment associate with the Company from 1991 to 1995.

     J. Bruce Duty, age 47, has served as Senior Vice President of the Company since 1993, Vice President of the Company from 1982 to 1993, Secretary of the Company from 1980 to 1993 and Treasurer of the Company from 1980 to January 1990.

     Patrick F. Hamner, age 42, has served as Vice President of the Company since 1986 and was an investment associate with the Company from 1982 to 1986.

     Gary L. Martin, age 51, has been a director of the Company since July 1988 and has served as Vice President of the Company since 1984. He previously served as Vice President of the Company from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned subsidiary of the Company.

     Tim Smith, age 37, has served as Vice President and Secretary of the Company since 1993, Treasurer of the Company since January 1990 and was an investment associate with the Company from July 1989 to January 1990.

     William R. Thomas, age 69, has served as Chairman of the Board of Directors of the Company since 1982 and President of the Company since 1980. In addition, he has been a director of the Company since 1972 and was previously Senior Vice President of the Company from 1969 to 1980.

         No family relationship exists between any of the above-listed officers, and there are no arrangements or understandings between any of them and any other person pursuant to which they were selected as an officer. All officers are elected to hold office for one year, subject to earlier termination by the Company's board of directors.


Item 11.      Executive Compensation

         The information set forth under the caption "Compensation of Directors and Executive Officers" in the 1998 Proxy Statement is herein incorporated by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Election of Directors" in the 1998 Proxy Statement is herein incorporated by reference.

Item 13.      Certain Relationships and Related Transactions

         There were no relationships or transactions within the meaning of this item during the fiscal year ended March 31, 1998 or proposed for the fiscal year ending March 31, 1999.


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1) The following financial statements included in pages 9 through 24 of the Company's 1998 Annual Report are herein incorporated by reference:

         (A)  Portfolio of Investments - March 31, 1998

              Consolidated Financial Statements of the Company and Subsidiary

                Consolidated Statements of Financial Condition - March 31, 1998
                 and 1997

                Consolidated Statements of Operations - Years Ended March 31,
                 1998, 1997 and 1996

                Consolidated Statements of Changes in Net Assets - Years Ended
                 March 31, 1998, 1997 and 1996

                Consolidated  Statements of Cash Flows - Years Ended March 31,
                 1998, 1997 and 1996

         (B)  Notes to Consolidated Financial Statements

         (C)  Notes to Portfolio of Investments

         (D)  Selected Per Share Data and Ratios

         (E)  Independent Auditors' Report

    (a)(2) All schedules are omitted because they are not applicable or not required, or the information is otherwise supplied.

    (a)(3)    See the Exhibit Index on page 6.

    (b) The Company filed no reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CAPITAL SOUTHWEST CORPORATION


                                              By:  /s/ William R. Thomas
                                                   ------------------------
                                                   (William R. Thomas, President
                                                    and Chairman of the Board)

Date:  June 26, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



               Signature                     Title                              Date
               ---------                     -----                              ----

       /s/ William R. Thomas             President and Chairman              June 26, 1998
----------------------------------       of the Board and Director
          (William R. Thomas)


       /s/ Gary L. Martin                Director                            June 26, 1998
----------------------------------
          (Gary L. Martin)


       /s/ Graeme W. Henderson           Director                            June 26, 1998
----------------------------------
          (Graeme W. Henderson)


       /s/ James M. Nolan                Director                            June 26, 1998
----------------------------------
          (James M. Nolan)


       /s/ John H. Wilson                Director                            June 26, 1998
----------------------------------
          (John H. Wilson)


       /s/ Tim Smith                     Vice President and                  June 26, 1998
----------------------------------       Secretary-Treasurer
          (Tim Smith)                    (Financial and Accounting Officer)



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

       3.2 By-Laws of the Company, as amended (filed as Exhibit 2 to Amendment No. 11 to Form N-2 for the fiscal year ended March 31, 1987).

       4.1 Specimen of Common Stock certificate (filed as Exhibit 4 to Amendment No. 3 to Form N-2 for the fiscal year ended March 31, 1979).

       4.2 Subordinated debenture of CSVC guaranteed by the Small Business Administration (filed as Exhibit 4.3 to Form 10-K for the fiscal year ended March 31, 1993).

      10.1 The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1989 (filed as Exhibit 10.1 to Form 10-K for the fiscal year ended March 31, 1996).

      10.2* Amendment No. I to The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1989.

      10.3 Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.3 to Form 10-K for the fiscal year ended March 31, 1995).

      10.4* Amendments One and Two to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989.

      10.5 Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan for certain highly-compensated superseded plan participants effective April 1, 1993 (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended March 31, 1995).

      10.6* Amendment One to Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan for certain highly-compensated superceded plan participants effective April 1, 1993.

      10.7 Capital Southwest Corporation Retirement Income Restoration Plan as amended and restated effective April 1, 1989 (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 1995).

      10.8 Form of Indemnification Agreement which has been established with all directors and executive officers of the Company (filed as Exhibit 10.9 to Form 8-K dated February 10, 1994).

      10.9 Capital Southwest Corporation 1984 Incentive Stock Option Plan as amended and restated as of April 20, 1987 (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 1990).




     Exhibit No.                            Description
     -----------                            -----------



      13. * Annual Report to Shareholders for the fiscal year ended March 31, 1998.

      21. *         List of subsidiaries of the Company.

      23. *         Independent Auditors' Consent.

      27. *         Financial Data Schedule.