Form 10-Q
period 1998-06-30
CAPITAL SOUTHWEST CORP
filed 1998-08-05
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the Quarter Ended June 30, 1998               Commission File Number: 814-61


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

       3,787,951 shares of Common Stock, $1 Par Value as of July 31, 1998


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

Assets                                                  June 30, 1998   March 31, 1998
                                                        -------------   --------------
                                                         (Unaudited)

Investments at market or fair value
      Companies more than 25% owned
        (Cost: June 30, 1998 - $19,130,874,
         March 31, 1998 - $19,370,874)                 $ 268,043,599    $ 266,370,919
      Companies 5% to 25% owned
        (Cost: June 30, 1998 - $15,892,335,
        March 31, 1998 - $14,984,195)                     41,848,335       43,044,195
      Companies less than 5% owned
        (Cost: June 30, 1998 - $32,102,422,
        March 31, 1998 - $26,799,352)                    101,982,083       91,871,340
                                                       -------------    -------------
      Total investments
        (Cost:  June 30, 1998 - $67,125,631,
        March 31, 1998 - $61,154,421)                    411,874,017      401,286,454
Cash and cash equivalents                                 11,247,569      117,047,920
Receivables                                                  647,191          332,873
Other assets                                               3,835,087        3,656,308
                                                       -------------    -------------
      Totals                                           $ 427,603,864    $ 522,323,555
                                                       =============    =============

Liabilities and Shareholders' Equity

Note payable to bank                                   $        --      $ 100,000,000
Accrued interest and other liabilities                     1,752,978        1,961,382
Income taxes payable                                         266,643             --
Deferred income taxes                                    120,983,757      119,339,357
Subordinated debenture                                     5,000,000        5,000,000
                                                       -------------    -------------
      Total liabilities                                  128,003,378      226,300,739
                                                       -------------    -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,225,316 shares
        at June 30, 1998 and March 31, 1998                4,225,316        4,225,316
      Additional capital                                   5,512,409        5,512,409
      Undistributed net investment income                  5,345,021        5,261,898
      Undistributed net realized gain on investments      67,093,654       66,598,460
      Unrealized appreciation of investments -
        net of deferred income taxes                     224,457,388      221,458,035
      Treasury stock - at cost (437,365 shares)           (7,033,302)      (7,033,302)
                                                       -------------    -------------
      Net assets at market or fair value, equivalent
        to $79.09 per share at June 30, 1998, and
        $78.15 per share at March 31, 1998 on the
        3,787,951 shares outstanding                     299,600,486      296,022,816
                                                       -------------    -------------
      Totals                                           $ 427,603,864    $ 522,323,555
                                                       =============    =============





                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                              June 30
                                                        1998            1997
                                                   ------------    ------------

Investment income:
     Interest                                      $    402,847    $    400,032
     Dividends                                          820,747         773,857
     Management and directors' fees                     137,350         131,100
                                                   ------------    ------------
                                                      1,360,944       1,304,989
                                                   ------------    ------------
Operating expenses:
     Interest                                           102,008         102,008
     Salaries                                           223,819         209,624
     Net pension expense (benefit)                      (78,378)        (87,476)
     Other operating expenses                           245,382         123,224
                                                   ------------    ------------
                                                        492,831         347,380
                                                   ------------    ------------

Income before income taxes                              868,113         957,609
Income tax expense                                       27,400          30,600
                                                   ------------    ------------
Net investment income                              $    840,713    $    927,009
                                                   ============    ============

Proceeds from disposition of investments           $    761,837    $ 15,174,179
Cost of investments sold                                   --         2,480,116
                                                   ------------    ------------
Realized gain on investments before income taxes        761,837      12,694,063
Income tax expense                                      266,643       4,442,922
                                                   ------------    ------------

Net realized gain on investments                        495,194       8,251,141
                                                   ------------    ------------


Increase in unrealized appreciation
  of investments before income taxes                  4,616,353      25,402,456
Increase in deferred income
  taxes on appreciation of investments                1,617,000       8,891,000
                                                   ------------    ------------

Net increase in unrealized appreciation of
  investments                                         2,999,353      16,511,456
                                                   ------------    ------------
Net realized and unrealized gain
  on investments                                   $  3,494,547    $ 24,762,597
                                                   ============    ============

Increase in net assets from operations             $  4,335,260    $ 25,689,606
                                                   ============    ============









                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets


                                              Three Months Ended   Year Ended
                                                 June 30, 1998    March 31, 1998
                                              ------------------  --------------
                                                   (Unaudited)

Operations
      Net investment income                     $     840,713     $   2,726,144
      Net realized gain on investments                495,194         6,484,892
      Net increase in unrealized appreciation
        of investments                              2,999,353        69,387,923
                                                -------------     -------------
      Increase in net assets from operations        4,335,260        78,598,959

Distributions from:
      Undistributed net investment income            (757,590)       (2,268,451)

Capital share transactions
      Exercise of employee stock options                 --             720,188
                                                -------------     -------------

Increase in net assets                              3,577,670        77,050,696

Net assets, beginning of period                   296,022,816       218,972,120
                                                -------------     -------------

Net assets, end of period                       $ 299,600,486     $ 296,022,816
                                                =============     =============






















                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      June 30
                                                                      -------
                                                              1998             1997
                                                              ----             ----

Cash flows from operating activities
Increase in net assets from operations                   $   4,335,260    $  25,689,606
Adjustments to reconcile increase in net assets
  from operations to net cash provided  by
  operating activities:
  Depreciation and amortization                                  5,825            5,943
  Net pension benefit                                          (78,378)         (87,476)
  Net realized and unrealized gain
     on investments                                         (3,494,547)     (24,762,597)
  Decrease (increase) in receivables                          (314,318)          38,878
  Increase in other assets                                     (61,387)         (30,830)
  Decrease in accrued interest
     and other liabilities                                    (253,243)        (198,004)
  Deferred income taxes                                         27,400           30,600
                                                         -------------    -------------
Net cash provided by operating activities                      166,612          686,120
                                                         -------------    -------------

Cash flows from investing activities
Proceeds from disposition of investments                       761,837        2,366,070
Purchases of securities                                     (6,422,749)        (423,077)
Maturities of securities                                       451,539             --
                                                         -------------    -------------
Net cash provided (used) by investing activities            (5,209,373)       1,942,993
                                                         -------------    -------------

Cash flows from financing activities
Decrease in note payable to bank                          (100,000,000)            --
Distributions from undistributed net investment income        (757,590)        (753,410)
                                                         -------------    -------------
Net cash used by financing activities                     (100,757,590)        (753,410)
                                                         -------------    -------------

Net increase (decrease) in cash and cash
  equivalents                                             (105,800,351)       1,875,703
Cash and cash equivalents at beginning
  of period                                                117,047,920       14,009,481
                                                         -------------    -------------
Cash and cash equivalents at end of period               $  11,247,569    $  15,885,184
                                                         =============    =============


Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                               $     199,452    $     199,452
  Income taxes                                           $       8,500    $        --





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

        The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.


2.      Summary of Per Share Information
                                                         Three Months Ended
                                                               June 30
                                                               -------
                                                        1998             1997
                                                        ----             ----
     Investment income                                 $  .36          $   .35
     Operating expenses                                  (.10)            (.06)
     Interest expense                                    (.03)            (.03)
     Income taxes                                        (.01)            (.01)
                                                       ------          -------
     Net investment income                                .22              .25
     Net realized gain on investments                     .13             2.19
     Net increase in unrealized appreciation
       of investments                                     .79             4.38
     Distributions from undistributed
       net investment income                             (.20)            (.20)
                                                        -----            -----
     Net increase in net asset value                      .94             6.62
     Net asset value:
       Beginning of period                              78.15            58.13
                                                       ------          -------
       End of period                                   $79.09           $64.75
                                                       ======           ======

     Shares outstanding at end of period
       (000s omitted)                                   3,788            3,767

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         During the three months ended June 30, 1998 and 1997, the Company recorded dividend income from the following sources:

                                                        Three Months Ended
                                                              June 30
                                                              -------
                                                      1998            1997
                                                      ----            ----
      Alamo Group Inc.                               $292,600        $266,000
      Kimberly-Clark Corporation                       19,295               -
      The RectorSeal Corporation                      240,000         240,000
      Skylawn Corporation                             150,000         150,000
      The Whitmore Manufacturing Company               60,000          60,000
      Westmarc Communications, Inc.                    20,318          20,318
      Other                                            38,534          37,539
                                                     --------        --------
                                                     $820,747        $773,857
                                                     ========        ========


         Salaries in the three months ended June 30, 1998 increased from the year-ago period primarily due to the addition of an investment associate.

         Other operating expenses in the three months ended June 30, 1998 increased from the year-ago period primarily due to payment of a finders fee related to an investment.

         During the three months ended June 30, 1998, the Company reported a realized gain before income taxes of $761,837. It should be noted that a realized gain before income taxes occurs when an appreciated portfolio security is sold to realize a gain and a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized." Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related changes in deferred taxes and excluding the effect of gains or losses realized during the periods) by certain portfolio companies:

                                                       Three Months Ended
                                                             June 30
                                                             -------
                                                      1998            1997
                                                      ----            ----
        Alamo Group Inc.                         $          -      $4,287,000
        American Homestar Corporation                 985,765       2,065,412
        Balco, Inc.                                 1,904,680               -
        Encore Wire Corporation                    (2,104,000)      6,059,000
        Mail-Well, Inc.                             2,082,000       8,294,000
        Mylan Laboratories, Inc.                      930,074         (16,035)
        Palm Harbor Homes, Inc.                             -      14,328,000
        PETsMART, Inc.                               (470,221)     (5,601,759)
        Tele-Communications - TCI Group               837,399         528,750
        Tecnol Medical Products, Inc.                       -       1,148,525

         During  the  quarter  ended  June  30,  1998,   the  Company  made  new
investments of $3,875,000 and additional investments of $2,547,749 in existing portfolio companies.

                           PART II. OTHER INFORMATION


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

                                   CAPITAL SOUTHWEST CORPORATION


Date:   August 5, 1998             By:  /s/ William R. Thomas
                                        ----------------------------
                                        William R. Thomas, President


Date:   August 5, 1998             By:  /s/ Tim Smith
                                        -----------------------------
                                        Tim Smith, Vice President and
                                        Secretary-Treasurer