Form 10-Q
period 1998-09-30
CAPITAL SOUTHWEST CORP
filed 1998-11-12
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------



For the quarterly period ended September 30, 1998      Commission File Number: 814-61



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

      3,793,051 shares of Common Stock, $1 Par Value as of October 31, 1998


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                September 30, 1998  March 31, 1998
                                                      ------------------  --------------
                                                          (Unaudited)

Investments at market or fair value
      Companies more than 25% owned
        (Cost: September 30, 1998 - $22,130,819,
         March 31, 1998 - $19,370,874)                  $ 254,857,600      $ 266,370,919
      Companies 5% to 25% owned
        (Cost: September 30, 1998 - $17,141,914,
        March 31, 1998 - $14,984,195)                      29,213,914         43,044,195
      Companies less than 5% owned
        (Cost: September 30, 1998 - $32,702,421,
        March 31, 1998 - $26,799,352)                      84,102,034         91,871,340
                                                        -------------      -------------
      Total investments
        (Cost: September 30, 1998- $71,975,154,
        March 31, 1998 - $61,154,421)                     368,173,548        401,286,454
Cash and cash equivalents                                  47,264,066        117,047,920
Receivables                                                   414,085            332,873
Other assets                                                3,937,487          3,656,308
                                                        -------------      -------------
      Totals                                            $ 419,789,186      $ 522,323,555
                                                        =============      =============

Liabilities and Shareholders' Equity

Note payable to bank                                    $  40,000,000      $ 100,000,000
Accrued interest and other liabilities                      1,893,689          1,961,382
Income taxes payable                                          266,643             --
Deferred income taxes                                     104,017,857        119,339,357
Subordinated debenture                                      5,000,000          5,000,000
                                                        -------------      -------------
      Total liabilities                                   151,178,189        226,300,739
                                                        -------------      -------------
Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,230,416 shares
        at September 30, 1998 and 4,225,316 shares
        at March 31, 1998                                   4,230,416          4,225,316
      Additional capital                                    5,688,997          5,512,409
      Undistributed net investment income                   5,730,836          5,261,898
      Undistributed net realized gain on investments       67,093,654         66,598,460
      Unrealized appreciation of investments -
        net of deferred income taxes                      192,900,396        221,458,035
      Treasury stock - at cost (437,365 shares)            (7,033,302)        (7,033,302)
                                                        -------------      -------------
      Net assets at market or fair value,  equivalent
        to $70.82 per share on the  3,793,051 shares
        outstanding at September 30, 1998, and
        $78.15 per share on the 3,787,951 shares
        outstanding at March 31, 1998                     268,610,997        296,022,816
                                                        -------------      -------------
      Totals                                            $ 419,789,186      $ 522,323,555
                                                        =============      =============



                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended               Six Months Ended
                                                   September 30                    September 30
                                           ----------------------------    ---------------------------
                                                 1998            1997            1998           1997
                                                 ----            ----            ----           ----

Investment income:
     Interest                              $    321,794    $    589,637    $    724,641    $    989,669
     Dividends                                  373,568         324,381       1,194,315       1,098,238
     Management and directors' fees             153,100         138,600         290,450         269,700
                                           ------------    ------------    ------------    ------------
                                                848,462       1,052,618       2,209,406       2,357,607
                                           ------------    ------------    ------------    ------------

Operating expenses:
     Interest                                   110,193         103,103         212,201         205,111
     Salaries                                   282,600         208,500         506,419         418,124
     Net pension expense (benefit)              (77,435)        (69,279)       (155,813)       (156,755)
     Other operating expenses                   120,189         118,214         365,571         241,438
                                           ------------    ------------    ------------    ------------
                                                435,547         360,538         928,378         707,918
                                           ------------    ------------    ------------    ------------

Income before income taxes                      412,915         692,080       1,281,028       1,649,689
Income tax expense                               27,100          26,124          54,500          56,724
                                           ------------    ------------    ------------    ------------

Net investment income                      $    385,815    $    665,956    $  1,226,528    $  1,592,965
                                           ============    ============    ============    ============

Proceeds from disposition of investments   $       --      $  1,267,880    $    761,837    $ 16,442,059
Cost of investments sold                           --           199,115            --         2,679,231
                                           ------------    ------------    ------------    ------------
Realized gain on investments before
   income taxes                                    --         1,068,765         761,837      13,762,828
Income tax expense                                 --           374,068         266,643       4,816,990
                                           ------------    ------------    ------------    ------------

Net realized gain on investments                   --           694,697         495,194       8,945,838
                                           ------------    ------------    ------------    ------------

Increase (decrease) in unrealized
  appreciation of investments before
  income taxes                              (48,549,992)     34,680,421     (43,933,639)     60,082,877
Increase (decrease) in deferred income
  taxes on appreciation of investments      (16,993,000)     12,138,000     (15,376,000)     21,029,000
                                           ------------    ------------    ------------    ------------
Net increase (decrease) in unrealized
   appreciation of investments              (31,556,992)     22,542,421     (28,557,639)     39,053,877
                                           ------------    ------------    ------------    ------------

Net realized and unrealized gain
  (loss) on investments                    $(31,556,992)   $ 23,237,118    $(28,062,445)   $ 47,999,715
                                           ============    ============    ============    ============

Increase (decrease) in net assets from
   operations                              $(31,171,177)   $ 23,903,074    $(26,835,917)   $ 49,592,680
                                           ============    ============    ============    ============




                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets


                                                           Six Months Ended         Year Ended
                                                          September 30, 1998      March 31, 1998
                                                          ------------------      --------------
                                                              (Unaudited)
Operations
      Net investment income                               $   1,226,528            $   2,726,144
      Net realized gain on investments                          495,194                6,484,892
      Net increase (decrease) in unrealized
        appreciation of investments                         (28,557,639)              69,387,923
                                                          -------------            -------------
      Increase (decrease) in net assets from operations     (26,835,917)              78,598,959

Distributions from:
      Undistributed net investment income                      (757,590)              (2,268,451)

Capital share transactions
      Exercise of employee stock options                        181,688                  720,188
                                                          -------------            -------------

      Increase (decrease) in net assets                     (27,411,819)              77,050,696

Net assets, beginning of period                             296,022,816              218,972,120
                                                          -------------            -------------

Net assets, end of period                                 $ 268,610,997            $ 296,022,816
                                                          =============            =============













                (See Notes to Consolidated Financial Statements)




                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Three Months Ended                 Six  Months Ended
                                                                       September 30                       September 30
                                                               -----------------------------    ------------------------------
                                                                    1998             1997             1998             1997
                                                                    ----             ----             ----             ----

Cash flows from operating activities
Increase (decrease) in net assets from
  operations                                                  $ (31,171,177)   $  23,903,074    $ (26,835,917)   $  49,592,680
Adjustments to reconcile increase (decrease)
  in net assets from operations to net cash
  provided  by operating activities:
  Depreciation and amortization                                       6,530            5,942           12,355           11,885
  Net pension benefit                                               (77,435)         (69,279)        (155,813)        (156,755)
  Net realized and unrealized (gain) loss
     on investments                                              31,556,992      (23,237,118)      28,062,445      (47,999,715)
  (Increase) decrease in receivables                                233,106          (91,951)         (81,212)         (53,073)
  (Increase) decrease in other assets                                (1,056)           8,774          (62,443)         (22,056)
  Increase (decrease) in accrued interest
     and other liabilities                                          110,272           96,666         (142,971)        (101,338)
  Deferred income taxes                                              27,100           24,200           54,500           54,800
                                                              -------------    -------------    -------------    -------------
Net cash provided by operating activities                           684,332          640,308          850,944        1,326,428
                                                              -------------    -------------    -------------    -------------

Cash flows from investing activities
Proceeds from disposition of investments                               --         14,075,989          761,837       16,442,059
Purchases of securities                                          (4,849,523)        (800,000)     (11,272,272)      (1,223,077)
Maturities of securities                                               --            999,379          451,539          999,379
                                                              -------------    -------------    -------------    -------------
Net cash provided (used) by investing
  activities                                                     (4,849,523)      14,275,368      (10,058,896)      16,218,361
                                                              -------------    -------------    -------------    -------------

Cash flows from financing activities
Increase (decrease) in note payable to bank                      40,000,000             --        (60,000,000)            --
Distributions from undistributed net
  investment income                                                    --               --           (757,590)        (753,410)
Proceeds from exercise of employee
  stock options                                                     181,688          159,094          181,688          159,094
                                                              -------------    -------------    -------------    -------------
Net cash provided (used) by financing activities                 40,181,688          159,094      (60,575,902)        (594,316)
                                                              -------------    -------------    -------------    -------------

Net increase (decrease) in cash and cash
  equivalents                                                    36,016,497       15,074,770      (69,783,854)      16,950,473
Cash and cash equivalents at beginning
  of period                                                      11,247,569       15,885,184      117,047,920       14,009,481
                                                              -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period                    $  47,264,066    $  30,959,954    $  47,264,066    $  30,959,954
                                                              =============    =============    =============    =============

Supplemental  disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                    $        --      $        --      $     217,288    $     199,452
  Income taxes                                                $        --      $       6,022    $       8,500    $       6,022



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



2.      Summary of Per Share Information

                                                Three Months Ended          September 30
                                              ---------------------    ----------------------
                                                  1998         1997         1998         1997
                                                  ----         ----         ----         ----

Investment income                            $     .22    $     .28    $     .58    $     .63
Operating expenses                                (.08)        (.07)        (.18)        (.13)
Interest expense                                  (.03)        (.03)        (.06)        (.06)
Income taxes                                      (.01)        (.01)        (.02)        (.02)
                                             ---------    ---------    ---------    ---------
Net investment income                              .10          .17          .32          .42
Net realized gain on investments                    --          .18          .13         2.37
Net increase (decrease) in unrealized
  appreciation of investments                    (8.32)        5.97        (7.53)       10.35
Distributions from undistributed
  net investment income                             --           --         (.20)        (.20)
Exercise of employee stock options (1)            (.05)        (.06)        (.05)        (.06)
                                             ---------    ---------    ---------    ---------
Net increase (decrease) in net asset value       (8.27)        6.26        (7.33)       12.88
Net asset value:
  Beginning of period                            79.09        64.75        78.15        58.13
                                             ---------    ---------    ---------    ---------
  End of period                              $   70.82    $   71.01    $   70.82    $   71.01
                                             =========    =========    =========    =========

Shares outstanding at end of period
  (000s omitted)                                 3,793        3,774        3,793        3,774


(1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Interest income in the six months ended September 30, 1998 decreased from the year-ago period primarily because of a decrease in average idle funds invested. During the six months ended September 30, 1998 and 1997, the Company recorded dividend income from the following sources:

                                                      Six Months Ended
                                                        September 30
                                                --------------------------
                                                     1998            1997
                                                     ----            ----
         Alamo Group Inc.                       $  585,200      $  532,000
         Kimberly-Clark Corporation                 38,590              --
         The RectorSeal Corporation                240,000         240,000
         Skylawn Corporation                       150,000         150,000
         Westmarc Communications, Inc.              40,635          40,635
         The Whitmore Manufacturing Company         60,000          60,000
         Other                                      79,890          75,603
                                                ----------      ----------
                                                $1,194,315      $1,098,238
                                                ==========      ==========

         Salaries in the six months ended September 30, 1998 increased from the year-ago period due to an addition to the Company's professional staff and a special bonus payment. Other operating expenses in the six months ended September 30, 1998 increased from the year-ago period primarily due to the payment of a finders fee related to an investment.

         During the six months ended September 30, 1998, the Company reported a realized gain before income taxes of $761,837. It should be noted that a realized gain before income taxes occurs when an appreciated portfolio security is sold to realize a gain and a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized." Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:



                                                Three Months Ended                     Six Months Ended
                                                   September 30                          September 30
                                         -----------------------------        -----------------------------
                                               1998             1997               1998              1997
                                               ----             ----               ----              ----

  Alamo Group Inc.                       $(10,640,000)      $4,021,000        $(10,640,000)      $8,308,000
  All Components, Inc.                      1,225,000          950,000           1,225,000          950,000
  American Homestar Corporation            (1,830,706)       1,064,001            (844,941)       3,129,413
  Amfibe, Inc.                                     --        2,400,000                  --        2,400,000
  Balco, Inc.                                      --               --           1,904,680               --
  Dennis Tool Company                        (828,177)              --            (828,177)              --
  Encore Wire Corporation                 (13,884,000)      11,220,000         (15,988,000)      17,279,000
  Kimberly-Clark Corporation                 (414,843)        (367,528)           (742,858)         780,997
  Mail-Well, Inc.                         (14,575,000)               -         (12,493,000)       8,294,000
  Mylan Laboratories, Inc.                    (96,215)         986,198             833,859          970,163
  Palm Harbor Homes, Inc.                  (4,713,000)      14,328,000          (4,713,000)      28,656,000
  PETsMART, Inc.                           (2,003,548)        (858,664)         (2,473,769)      (6,460,423)
  Tele-Communications - TCI Group              85,887         (325,804)            923,286          202,946
  Tele-Communications - LM Group             (221,485)         383,906             234,140          645,468
  Tele-Communications - TCI Ventures         (278,307)       1,350,583              40,927        1,350,583
  Texas Petrochemical Holdings, Inc.               --         (900,000)                 --         (900,000)
  Texas Shredder, Inc.                             --        1,125,000                  --        1,125,000
  The Whitmore Manufacturing Company        1,200,000               --           1,200,000               --


         During  the  quarter  ended   September  30,  1998,  the  Company  made
additional investments totaling $4,849,523 in existing portfolio companies.

         On October 1, 1998, the Company repaid the $40,000,000 note payable to bank from its cash and cash equivalents.

         The Company has agreed, subject to certain conditions, to invest up to $3,000,000 in three portfolio companies.

         Many computer software systems in use today cannot properly process date-related information from and after January 1, 2000. Should any of the computer systems employed by our major portfolio companies fail to process this type of information properly, it could have a negative impact to our shareholders. The Company has reviewed its computer system and determined that it will be Year 2000 compliant. In addition, the Company has inquired of its major service providers as well as its major portfolio companies to determine if they will be prepared for the Year 2000. All have indicated they are taking the necessary steps to be Year 2000 compliant. It is anticipated that the Company will incur no material expenses related to the Year 2000 issues.


                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on July 20, 1998, with the following results of elections and approval:


                                                                           Votes Cast
                                                           -------------------------------------------
                                                                            Against/      Abstentions/
                                                               For          Withheld       Non-Votes
                                                           ---------        --------      ------------

a. The following Directors were elected to serve until the next Annual Meeting of Stockholders:

              Graeme W. Henderson                          3,295,037          2,852          490,062
              Gary L. Martin                               3,295,726          2,164          490,061
              James M. Nolan                               3,295,726          2,164          490,061
              William R. Thomas                            3,295,726          2,164          490,061
              John H. Wilson                               3,295,726          2,164          490,061

b.   KPMG Peat Marwick LLP was approved as the
     Company's auditors for the 1999 fiscal year.          3,273,774         20,780          493,397



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

                                      CAPITAL SOUTHWEST CORPORATION



Date:    November 12, 1998            By:  /s/  William R. Thomas
                                           ------------------------------------
                                           William R. Thomas
                                           President


Date:    November 12, 1998            By:  /s/  Tim Smith
                                           ------------------------------------
                                           Tim Smith
                                           Vice President & Secretary-Treasurer