Form 10-Q
period 1998-12-31
CAPITAL SOUTHWEST CORP
filed 1999-02-05
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the Quarter Ended December 31, 1998           Commission File Number: 814-61


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

      3,807,051 shares of Common Stock, $1 Par Value as of January 31, 1999



                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                               December 31, 1998   March 31, 1998
                                                     -----------------   --------------
                                                        (Unaudited)

Investments at market or fair value
      Companies more than 25% owned
        (Cost: December 31, 1998 - $22,130,819,
         March 31, 1998 - $19,370,874)                  $ 256,394,359    $ 266,370,919
      Companies 5% to 25% owned
        (Cost: December 31, 1998 - $18,841,914,
        March 31, 1998 - $14,984,195)                      29,071,160       43,044,195
      Companies less than 5% owned
        (Cost: December 31, 1998 - $32,607,281,
        March 31, 1998 - $26,799,352)                      87,900,818       91,871,340
                                                        -------------    -------------
      Total investments
        (Cost: December 31, 1998 - $73,580,014,
        March 31, 1998 - $61,154,421)                     373,366,337      401,286,454
Cash and cash equivalents                                   5,023,387      117,047,920
Receivables                                                   283,987          332,873
Other assets                                                4,019,378        3,656,308
                                                        -------------    -------------
      Totals                                            $ 382,693,089    $ 522,323,555
                                                        =============    =============

Liabilities and Shareholders' Equity

Note payable to bank                                    $        --      $ 100,000,000
Accrued interest and other liabilities                      2,061,703        1,961,382
Income taxes payable                                          288,980             --
Deferred income taxes                                     105,301,157      119,339,357
Subordinated debenture                                      5,000,000        5,000,000
                                                        -------------    -------------
      Total liabilities                                   112,651,840      226,300,739
                                                        -------------    -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,244,416 shares
        at December 31, 1998 and 4,225,316 shares
        at March 31, 1998                                   4,244,416        4,225,316
      Additional capital                                    6,173,747        5,512,409
      Undistributed net investment income                   4,330,410        5,261,898
      Undistributed net realized gain on investments       67,093,654       66,598,460
      Unrealized appreciation of investments -
        net of deferred income taxes                      195,232,324      221,458,035
      Treasury stock - at cost (437,365 shares)            (7,033,302)      (7,033,302)
                                                        -------------    -------------
      Net assets at market or fair value,  equivalent
        to $70.93 per share on the  3,807,051 shares
        outstanding at December 31, 1998, and $78.15
        per share on the 3,787,951 shares outstanding
        at March 31, 1998                                 270,041,249      296,022,816
                                                        -------------    -------------
      Totals                                            $ 382,693,089    $ 522,323,555
                                                        =============    =============


                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)


                                                      Three Months Ended            Nine Months Ended
                                                        December 31                   December 31
                                                      1998           1997            1998            1997
                                                      ----           ----            ----            ----

Investment income:
     Interest                                    $    266,174    $    565,822    $    990,815    $  1,555,491
     Dividends                                        385,072         345,401       1,579,387       1,443,639
     Management and directors' fees                   124,850         163,600         415,300         433,300
                                                 ------------    ------------    ------------    ------------
                                                      776,096       1,074,823       2,985,502       3,432,430
                                                 ------------    ------------    ------------    ------------
Operating expenses
     Interest                                         103,104         103,103         315,305         308,214
     Salaries                                         406,783         578,000         913,202         996,124
     Net pension expense (benefit)                    (77,906)        (78,378)       (233,719)       (235,133)
     Other operating expenses                         194,420         176,836         559,991         418,274
                                                 ------------    ------------    ------------    ------------
                                                      626,401         779,561       1,554,779       1,487,479
                                                 ------------    ------------    ------------    ------------
Income before income taxes                            149,695         295,262       1,430,723       1,944,951
Income tax expense                                     27,300          27,525          81,800          84,249
                                                 ------------    ------------    ------------    ------------
Net investment income                            $    122,395    $    267,737    $  1,348,923    $  1,860,702
                                                 ============    ============    ============    ============

Proceeds from disposition of
  investments                                    $       --      $    227,833    $    761,837    $ 16,669,892
Cost of investments sold                                 --         4,085,592            --         6,764,823
                                                 ------------    ------------    ------------    ------------
Realized gain (loss) on investments
  before income taxes                                    --        (3,857,759)        761,837       9,905,069
Income tax expense (benefit)                             --        (1,396,813)        266,643       3,420,177
                                                 ------------    ------------    ------------    ------------

Net realized gain (loss) on investments                  --        (2,460,946)        495,194       6,484,892
                                                 ------------    ------------    ------------    ------------

Increase (decrease) in unrealized appreciation
  of investments before income taxes                3,587,928      10,356,201     (40,345,711)     70,439,078
Increase (decrease) in deferred income taxes
  on appreciation of investments                    1,256,000       3,624,000     (14,120,000)     24,653,000
                                                 ------------    ------------    ------------    ------------
Net increase (decrease) in unrealized
   appreciation of investments                      2,331,928       6,732,201     (26,225,711)     45,786,078
                                                 ------------    ------------    ------------    ------------

Net realized and unrealized gain (loss)
  on investments                                 $  2,331,928    $  4,271,255    $(25,730,517)   $ 52,270,970
                                                 ============    ============    ============    ============

Increase (decrease) in net assets from
  operations                                     $  2,454,323    $  4,538,992    $(24,381,594)   $ 54,131,672
                                                 ============    ============    ============    ============





                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                            Nine Months Ended     Year Ended
                                            December 31, 1998    March 31, 1998
                                            -----------------    --------------
                                               (Unaudited)

Operations
      Net investment income                    $   1,348,923    $   2,726,144
      Net realized gain on investments               495,194        6,484,892
      Net increase (decrease) in unrealized
        appreciation of investments              (26,225,711)      69,387,923
                                               -------------    -------------
      Increase (decrease) in net assets from
        operations                               (24,381,594)      78,598,959

Distributions from:
      Undistributed net investment income         (2,280,411)      (2,268,451)

Capital share transactions
      Exercise of employee stock options             680,438          720,188
                                               -------------    -------------

      Increase (decrease) in net assets          (25,981,567)      77,050,696

Net assets, beginning of period                  296,022,816      218,972,120
                                               -------------    -------------

Net assets, end of period                      $ 270,041,249    $ 296,022,816
                                               =============    =============

















                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                           Three Months Ended                Nine Months Ended
                                                               December 31                      December 31
                                                               -----------                       -----------
                                                           1998             1997             1998             1997
                                                           ----             ----             ----             ----

Cash flows from operating activities
Increase (decrease) in net assets from operations     $   2,454,323    $   4,538,992    $ (24,381,594)   $  54,131,672
Adjustments to reconcile increase (decrease) in
  net assets from operations to net cash provided
  by operating activities:
  Depreciation and amortization                               6,178            5,942           18,533           17,827
  Net pension benefit                                       (77,906)         (78,378)        (233,719)        (235,133)
  Net realized and unrealized (gain) loss on
     investments                                         (2,331,929)      (4,271,255)      25,730,516      (52,270,970)
  (Increase) decrease in receivables                        130,098          (29,784)          48,886          (82,857)
  (Increase) decrease in other assets                        27,475           15,884          (34,968)          (6,172)
  Increase (decrease) in accrued interest
     and other liabilities                                  152,713          262,693            9,742          161,355
  Deferred income taxes                                      27,300           27,500           81,800           82,300
                                                      -------------    -------------    -------------    -------------
Net cash provided  by operating activities                  388,252          471,594        1,239,196        1,798,022
                                                      -------------    -------------    -------------    -------------

Cash flows from investing activities
Proceeds from disposition of investments                       --            227,833          761,837       16,669,892
Purchases of securities                                  (1,897,860)      (6,580,349)     (13,170,132)      (7,803,426)
Maturities of securities                                    293,000          585,987          744,539        1,585,366
                                                      -------------    -------------    -------------    -------------
Net cash provided (used) by investing activities         (1,604,860)      (5,766,529)     (11,663,756)      10,451,832
                                                      -------------    -------------    -------------    -------------



Cash flows from financing activities
Decrease in note payable to bank                        (40,000,000)            --       (100,000,000)            --
Distributions from undistributed net
  investment income                                      (1,522,821)      (1,515,041)      (2,280,411)      (2,268,451)
Proceeds from exercise of employee
  stock options                                             498,750          548,625          680,438          707,719
                                                      -------------    -------------    -------------    -------------
Net cash used by financing activities                   (41,024,071)        (966,416)    (101,599,973)      (1,560,732)
                                                      -------------    -------------    -------------    -------------

Net increase (decrease) in cash and cash
  equivalents                                           (42,240,679)      (6,261,351)    (112,024,533)      10,689,122
Cash and cash equivalents at beginning
  of period                                              47,264,066       30,959,954      117,047,920       14,009,481
                                                      -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period            $   5,023,387    $  24,698,603    $   5,023,387    $  24,698,603
                                                      =============    =============    =============    =============



Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                            $     207,638    $     200,548    $     424,926    $     400,000
  Income taxes                                        $       5,000    $       2,000    $      13,500    $       8,022





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



2.      Summary of Per Share Information
                                                      Three Months Ended        Nine Months Ended
                                                          December 31              December 31
                                                          -----------              -----------
                                                      1998          1997        1998         1997
                                                      ----          ----        ----         ----

    Investment income                               $     .20    $     .27    $     .78    $     .90
    Operating expenses                                   (.15)        (.18)        (.33)        (.31)
    Interest expense                                     (.02)        (.02)        (.08)        (.08)
    Income taxes                                        --           --            (.02)        (.02)
                                                    ---------    ---------    ---------    ---------
    Net investment income                                 .03          .07          .35          .49
    Net realized gain (loss) on investments             --            (.66)         .13         1.71
    Net increase (decrease) in unrealized
      appreciation of investments                         .61         1.74        (6.89)       12.09
    Distributions from undistributed
      net investment income                              (.40)        (.40)        (.60)        (.60)
    Exercise of employee stock options (1)               (.13)        (.07)        (.21)        (.13)
                                                    ---------    ---------    ---------    ---------
    Net increase (decrease) in net asset value            .11          .68        (7.22)       13.56
    Net asset value:
      Beginning of period                               70.82        71.01        78.15        58.13
                                                    ---------    ---------    ---------    ---------
      End of period                                 $   70.93    $   71.69    $   70.93    $   71.69
                                                    =========    =========    =========    =========

    Shares outstanding at end of period
      (000s omitted)                                    3,807        3,788        3,807        3,788


(1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Interest income in the nine months ended December 31, 1998 decreased from the year-ago period primarily because of a decrease in average idle funds invested. During the nine months ended December 31, 1998 and 1997, the Company recorded dividend income from the following sources:


                                                      Nine Months Ended
                                                         December 31
                                                         -----------
                                                    1998            1997
                                                    ----            ----
             Alamo Group Inc.                    $  877,800      $  798,000
             The RectorSeal Corporation             240,000         261,200
             Skylawn Corporation                    150,000         150,000
             Westmarc   Communications, Inc.         60,953          60,953
             The Whitmore Manufacturing Company      60,000          60,000
             Kimberly-Clark Corporation              57,885               -
             Texas Shredder, Inc.                    30,345          28,125
             Other                                  102,404          85,361
                                                 ----------      ----------
                                                 $1,579,387      $1,443,639
                                                 ==========      ==========

            Salaries in the nine months ended December 31, 1998 decreased from the year-ago period mainly due to a reduction in staff. Other operating expenses in the nine months ended December 31, 1998 increased from the year-ago period primarily due to the payment of a finders fee related to an investment.

         During the nine months ended December 31, 1998, the Company reported a realized gain before income taxes of $761,837. It should be noted that a realized gain before income taxes occurs when an appreciated portfolio security is sold to realize a gain and a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:


                                            Three Months Ended                Nine Months Ended
                                                December 31                       December 31
                                                -----------                       -----------
                                            1998            1997            1998            1997
                                            ----            ----            ----            ----

  Alamo Group Inc.                      $       --      $       --      $(10,640,000)   $  8,308,000
  All Components, Inc.                          --              --         1,225,000         950,000
  American Homestar Corporation           (4,975,766)        657,176      (5,820,707)      3,786,589
  Amfibe, Inc.                            (2,400,000)           --        (2,400,000)      2,400,000
  Balco, Inc.                              1,517,760            --         3,422,440            --
  Dennis Tool Company                       (800,000)           --        (2,799,944)           --
  Encore Wire Corporation                   (300,000)           --       (16,288,000)     17,279,000
  Intelligent Reasoning Systems, Inc.     (1,542,754)           --        (1,542,754)           --
  Kimberly-Clark Corporation               1,080,520         130,708         337,662         911,705
  Mail-Well, Inc.                          2,085,140       5,726,000     (10,407,860)     14,020,000
  Mylan Laboratories, Inc.                   256,572        (192,429)      1,090,431         777,734
  Palm Harbor Homes, Inc.                       --              --        (4,713,000)     28,656,000
  PETsMART, Inc.                           2,514,659      (1,921,771)         40,890      (8,382,194)
  Tele-Communications-LM Group               955,547         459,844       1,189,687       1,105,312
  Tele-Communications-TCI Group            1,853,727         851,713       2,777,013       1,054,659
  Tele-Communications-TCI Ventures           744,881         503,408         785,808       1,853,991
  Texas Shredder, Inc.                          --              --              --         1,125,000
  The Whitmore Manufacturing Co.             800,000            --         2,000,000            --


         During the quarter ended December 31, 1998, the Company made additional investments of $1,897,860 in existing portfolio companies.

         The Company has agreed, subject to certain conditions, to invest up to $2,900,000 in three portfolio companies.

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

                                            CAPITAL SOUTHWEST CORPORATION

Date:    February 5, 1999                  By:  /s/ William R. Thomas
                                                    ---------------------------
                                                    William R. Thomas, President


Date:    February 5, 1999                  By: /s/  Tim Smith
                                                    ---------------------------
                                                    Tim Smith, Vice President
                                                      & Secretary-Treasurer