Form 10-K405
period 1999-03-31
CAPITAL SOUTHWEST CORP
filed 1999-06-25
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                    FORM 10-K

               (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           ----------------------------------------------------------

For the Fiscal Year Ended March 31, 1999          Commission File Number: 814-61

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 3, 1999 was $164,812,483, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of May 15, 1999 was 3,815,051.

       Documents Incorporated by Reference              Part of Form 10-K
       -----------------------------------              -----------------
(1)  Annual Report to Shareholders for the              Parts I and II; and
      Year Ended March 31, 1999                   Part IV, Item 14(a)(1) and (2)

(2)  Proxy Statement for Annual Meeting of                  Part III
       Shareholders to be held July 19, 1999



                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----

PART I
         Item 1.   Business......................................................................1
         Item 2.   Properties....................................................................1
         Item 3.   Legal Proceedings.............................................................1
         Item 4.   Submission of Matters to a Vote of Security Holders...........................1

PART II
         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........2
         Item 6.   Selected Financial Data.......................................................2
         Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...............................................................2
         Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.....................2
         Item 8.   Financial Statements and Supplementary Data...................................2
         Item 9.   Changes in and Disagreements With Accountants on Accounting and
                     Financial Disclosure........................................................3

PART III
         Item 10.  Directors and Executive Officers of the Registrant............................3
         Item 11.  Executive Compensation........................................................4
         Item 12.  Security Ownership of Certain Beneficial Owners and Management................4
         Item 13.  Certain Relationships and Related Transactions................................4

PART IV
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............4

Signatures ......................................................................................5

Exhibit Index ...................................................................................6



                                     PART I

Item 1.  Business

         Capital Southwest Corporation (the "Company") was organized as a Texas corporation on April 19, 1961. Until September 1969, the Company operated as a licensee under the Small Business Investment Act of 1958. At that time, the Company transferred to its wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain of its assets and its license as a small business investment company ("SBIC"). CSVC is a closed-end, non-diversified investment company of the management type registered under the Investment Company Act of 1940 (the "1940 Act"). Prior to March 30, 1988, the Company was registered as a closed-end, non-diversified investment company under the 1940 Act. On that date, the Company elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act, as amended by the Small Business Incentive Act of 1980.

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

         The twelve largest investments of the Company had a combined cost of $41,277,717 and a value of $298,679,162, representing 85.3% of the value of the Company's consolidated investment portfolio at March 31, 1999. For a narrative description of the twelve largest investments, see "Twelve Largest Investments - March 31, 1999" on pages 6 through 8 of the Company's Annual Report to Shareholders for the Year Ended March 31, 1999 (the "1999 Annual Report") which is herein incorporated by reference. Certain of the information presented on the twelve largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' financial statements, which in some instances is unaudited.

         The Company competes for attractive investment opportunities with venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.

         The number of persons employed by the Company at March 31, 1999 was eight.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Information set forth under the captions "Shareholder Information - Shareholders, Market Prices and Dividends" on page 29 of the 1999 Annual Report are herein incorporated by reference.


Item 6.  Selected Financial Data

         "Selected Consolidated Financial Data" on page 28 of the 1999 Annual Report is herein incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 25 through 27 of the Company's 1999 Annual Report are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not affected by foreign currency fluctuations.

         The Company's investment in portfolio securities consists of fixed rate debt securities which totalled $8,895,970 at March 31, 1999, equivalent to 2.5% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in our portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

         A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the values of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there would be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer, and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments are directly exposed to equity price risks, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security.

Item 8.  Financial Statements and Supplementary Data

         Pages 9 through 24 of the Company's 1999 Annual Report are herein incorporated by reference. See also Item 14 of this Form 10-K - "Exhibits, Financial Statement Schedules, and Reports on Form 8-K".




        Selected Quarterly Financial Data (Unaudited)
        ---------------------------------

        The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 1999 and 1998.

                                                           First         Second           Third       Fourth
                                                          Quarter        Quarter         Quarter      Quarter        Total
                                                         ---------      ---------       ---------    ---------     ---------

                                                                      (In thousands, except per share amounts)
1999
    Net investment income                                $    841        $   386        $   122      $    413      $  1,762
    Net realized gain on investments                          495              -              -           500           995
    Net increase (decrease)  in unrealized
       appreciation of investments                          2,999        (31,557)         2,332       (15,007)      (41,233)
    Net increase (decrease) in net assets
       from operations                                      4,335        (31,171)         2,454       (14,094)      (38,476)
    Net increase (decrease)in net assets from
       operations per share                                  1.14         (8.22)            .68        (3.69)       (10.09)

1998
    Net investment income                                $    927        $   666        $   268      $    865      $  2,726
    Net realized gain (loss) on investments                 8,251            695         (2,461)            -         6,485
    Net increase in unrealized appreciation
       of investments                                      16,511         22,543          6,732        23,602        69,388
    Net increase in net assets from operations             25,690         23,903          4,539        24,467        78,599
    Net increase in net assets from operations
       per share                                             6.82           6.32           1.15          6.46         20.75


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for Annual Meeting of Shareholders to be held July 19, 1999, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or about June 4, 1999 (the "1999 Proxy Statement") is herein incorporated by reference.

Executive Officers of the Registrant

         The officers of the Company, together with the offices in the Company presently held by them, their business experience during the last five years and their ages are as follows:

     D. Scott Collier, age 36, served as Vice President of the Company from April 1995 to March 31, 1999. He was an investment associate with the Company from 1991 to 1995.

     Patrick F. Hamner, age 43, has served as Vice President of the Company since 1986 and was an investment associate with the Company from 1982 to 1986.

     Gary L. Martin, age 52, has been a director of the Company since July 1988 and has served as Vice President of the Company since 1984. He previously served as Vice President of the Company from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned subsidiary of the Company.

     Tim Smith, age 38, has served as Vice President and Secretary of the Company since 1993, Treasurer of the Company since January 1990 and was an investment associate with the Company from July 1989 to January 1990.

     William R. Thomas, age 70, has served as Chairman of the Board of Directors of the Company since 1982 and President of the Company since 1980. In addition, he has been a director of the Company since 1972 and was previously Senior Vice President of the Company from 1969 to 1980.

         No family relationship exists between any of the above-listed officers, and there are no arrangements or understandings between any of them and any other person pursuant to which they were selected as an officer. All officers are elected to hold office for one year, subject to earlier termination by the Company's board of directors.

Item 11. Executive Compensation

         The information set forth under the caption "Compensation of Directors and Executive Officers" in the 1999 Proxy Statement is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Election of Directors" in the 1999 Proxy Statement is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

         There were no relationships or transactions within the meaning of this item during the fiscal year ended March 31, 1999 or proposed for the fiscal year ending March 31, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)(1) The following financial statements included in pages 9 through 24 of the Company's 1999 Annual Report are herein incorporated by reference:

         (A)  Portfolio of Investments - March 31, 1999
              Consolidated Financial Statements of the Company and Subsidiary Consolidated Statements of Financial Condition - March 31, 1999
                and 1998
              Consolidated Statements of Operations - Years Ended March 31,
                1999, 1998 and 1997
              Consolidated Statements of Changes in Net Assets - Years Ended
                March 31, 1999, 1998 and 1997
              Consolidated Statements of Cash Flows - Years Ended March 31,
                1999, 1998 and 1997

         (B)  Notes to Consolidated Financial Statements

         (C)  Notes to Portfolio of Investments

         (D)  Selected Per Share Data and Ratios

         (E)  Independent Auditors' Report

         (a)(2) All schedules are omitted because they are not applicable or not required, or the information is otherwise supplied.

         (a)(3) See the Exhibit Index on page 6.

         (b) The Company filed no reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITAL SOUTHWEST CORPORATION


                                       By:    /s/ William R. Thomas
                                              -----------------------------
                                              (William R. Thomas, President
                                               and Chairman of the Board)

Date:  June 25, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


          Signature                           Title                               Date
          ---------                           -----                               ----

       /s/ William R. Thomas                 President and Chairman              June 25, 1999
---------------------------------            of the Board and Director
          (William R. Thomas)


       /s/ Gary L. Martin                    Director                            June 25, 1999
---------------------------------
          (Gary L. Martin)


       /s/ Graeme W. Henderson               Director                            June 25, 1999
---------------------------------
         (Graeme W. Henderson)


       /s/ James M. Nolan                    Director                            June 25, 1999
---------------------------------
        (James M. Nolan)


       /s/ John H. Wilson                    Director                            June 25, 1999
---------------------------------
          (John H. Wilson)


       /s/ Tim Smith                         Vice President and                  June 25, 1999
---------------------------------            Secretary-Treasurer
          (Tim Smith)                        (Financial and Accounting Officer)


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

       10.2 Amendment No. I to The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1989.

       10.3 Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.3 to Form 10-K for the fiscal year ended March 31, 1995).

       10.4 Amendments One and Two to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989.

       10.5 Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan for certain highly-compensated superseded plan participants effective April 1, 1993 (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended March 31, 1995).

       10.6 Amendment One to Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan for certain highly-compensated superceded plan participants effective April 1, 1993.

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




     Exhibit No.                  Description
     -----------                  ------------

       13.  *       Annual  Report to  Shareholders  for the  fiscal  year ended
                    March 31, 1999.

       21.          List of subsidiaries of the Company.

       23.  *       Independent Auditors' Consent.

       27.  *       Financial Data Schedule.