Form 10-Q
period 1999-06-30
CAPITAL SOUTHWEST CORP
filed 1999-08-05
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the Quarter Ended June 30, 1999               Commission File Number: 814-61


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

       3,815,051 shares of Common Stock, $1 Par Value as of July 31, 1999



                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                 June 30, 1999    March 31, 1999
                                                       -------------    --------------
                                                         (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: June 30, 1999 - $21,890,818,
         March 31, 1999 - $22,130,818)                 $ 231,588,359    $ 231,819,359
      Companies 5% to 25% owned
        (Cost: June 30, 1999 - $12,941,914,
        March 31, 1999 - $18,841,914)                     19,696,160       31,596,160
      Companies less than 5% owned
        (Cost: June 30, 1999 - $33,253,282
        March 31, 1999 - $32,607,282)                     93,867,326       86,862,983
                                                       -------------    -------------
      Total investments
        (Cost:  June 30, 1999 - $68,086,014,
        March 31, 1999 - $73,580,014)                    345,151,845      350,278,502
Cash and cash equivalents                                 18,849,617        6,050,443
Receivables                                                  377,028          315,707
Other assets                                               4,273,988        4,141,136
                                                       -------------    -------------
      Totals                                           $ 368,652,478    $ 360,785,788
                                                       =============    =============

Liabilities and Shareholders' Equity

Accrued interest and other liabilities                 $   1,890,403    $   2,023,625
Income taxes payable                                       3,013,220          282,741
Deferred income taxes                                     97,403,757       97,247,457
Subordinated debenture                                     5,000,000        5,000,000
                                                       -------------    -------------
      Total liabilities                                  107,307,380      104,553,823
                                                       -------------    -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,252,416 shares
        at June 30, 1999 and March 31, 1999                4,252,416        4,252,416
      Additional capital                                   6,450,747        6,450,747
      Undistributed net investment income                  4,527,605        4,743,205
      Undistributed net realized gain on investments      72,683,799       67,593,409
      Unrealized appreciation of investments -
        net of deferred income taxes                     180,463,833      180,225,490
      Treasury stock - at cost (437,365 shares)           (7,033,302)      (7,033,302)
                                                       -------------    -------------
      Net assets at market or fair value, equivalent
        to $68.50 per share at June 30, 1999, and
        $67.16 per share at March 31, 1999 on the
        3,815,051 shares outstanding                     261,345,098      256,231,965
                                                       -------------    -------------
      Totals                                           $ 368,652,478    $ 360,785,788
                                                       =============    =============





                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)


                                                        Three Months Ended
                                                             June 30
                                                       1999             1998
                                                       ----             ----

Investment income:
     Interest                                      $    331,288    $    402,847
     Dividends                                          403,319         820,747
     Management and directors' fees                     159,076         137,350
                                                   ------------    ------------
                                                        893,683       1,360,944
                                                   ------------    ------------
Operating expenses:
     Interest                                           102,008         102,008
     Salaries                                           163,623         223,819
     Net pension expense (benefit)                      (77,906)        (78,378)
     Other operating expenses                           131,248         245,382
                                                   ------------    ------------
                                                        318,973         492,831
                                                   ------------    ------------

Income before income taxes                              574,710         868,113
Income tax expense                                       27,300          27,400
                                                   ------------    ------------
 Net investment income                             $    547,410    $    840,713
                                                   ============    ============

Proceeds from disposition of investments           $ 12,885,369    $    761,837
Cost of investments sold                              5,054,000            --
                                                   ------------    ------------
Realized gain on investments before income taxes      7,831,369         761,837
Income tax expense                                    2,740,979         266,643
                                                   ------------    ------------

Net realized gain on investments                      5,090,390         495,194
                                                   ------------    ------------


Increase in unrealized appreciation
  of investments before income taxes                    367,343       4,616,353
Increase in deferred income
  taxes on appreciation of investments                  129,000       1,617,000
                                                   ------------    ------------

Net increase in unrealized appreciation of
   investments                                          238,343       2,999,353
                                                   ------------    ------------


Net realized and unrealized gain
  on investments                                   $  5,328,733    $  3,494,547
                                                   ============    ============

Increase in net assets from operations             $  5,876,143    $  4,335,260
                                                   ============    ============









                (See Notes to Consolidated Financial Statements)




                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                           Three Months Ended      Year Ended
                                                              June 30, 1999      March 31, 1999
                                                              -------------      --------------
                                                               (Unaudited)

Operations
      Net investment income                                $     547,410         $   1,761,718
      Net realized gain on investments                         5,090,390               994,949
      Net increase (decrease) in unrealized appreciation
        of investments                                           238,343           (41,232,545)
                                                           -------------         -------------
      Increase (decrease) in net assets from operations        5,876,143           (38,475,878)

Distributions from:
      Undistributed net investment income                       (763,010)           (2,280,411)

Capital share transactions
      Exercise of employee stock options                            --                 965,438
                                                           -------------         -------------

       Increase (decrease) in net assets                       5,113,133           (39,790,851)

Net assets, beginning of period                              256,231,965           296,022,816
                                                           -------------         -------------

Net assets, end of period                                  $ 261,345,098         $ 256,231,965
                                                           =============         =============













                (See Notes to Consolidated Financial Statements)




                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Three Months Ended
                                                                      June 30
                                                                      -------
                                                              1999              1998
                                                              ----              ----
Cash flows from operating activities
Increase in net assets from operations                   $   5,876,143    $   4,335,260
Adjustments to reconcile increase in net assets
  from operations to net cash provided  by
  operating activities:
  Depreciation and amortization                                  6,975            5,825
  Net pension benefit                                          (77,906)         (78,378)
  Net realized and unrealized gain
     on investments                                         (5,328,733)      (3,494,547)
  Increase in receivables                                      (61,321)        (314,318)
  Increase in other assets                                     (24,282)         (61,387)
  Decrease in accrued interest
     and other liabilities                                    (181,361)        (253,243)
  Deferred income taxes                                         27,300           27,400
                                                         -------------    -------------
Net cash provided by operating activities                      236,815          166,612
                                                         -------------    -------------

Cash flows from investing activities
Proceeds from disposition of investments                    12,885,369          761,837
Purchases of securities                                       (400,000)      (6,422,749)
Maturities of securities                                       840,000          451,539
                                                         -------------    -------------
Net cash provided (used) by investing activities            13,325,369       (5,209,373)
                                                         -------------    -------------
Cash flows from financing activities
Decrease in note payable to bank                                  --       (100,000,000)
Distributions from undistributed net investment income        (763,010)        (757,590)
                                                         -------------    -------------
Net cash used by financing activities                         (763,010)    (100,757,590)
                                                         -------------    -------------

Net increase (decrease) in cash and cash
  equivalents                                               12,799,174     (105,800,351)
Cash and cash equivalents at beginning
  of period                                                  6,050,443      117,047,920
                                                         -------------    -------------
Cash and cash equivalents at end of period               $  18,849,617    $  11,247,569
                                                         =============    =============


Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                               $     199,452    $     217,288
  Income taxes                                           $      10,500    $       8,500





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

        The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.


2.      Summary of Per Share Information
                                                       Three Months Ended
                                                             June 30
                                                             -------
                                                     1999              1998
                                                     ----              ----
Investment income                                  $  .23             $  .36
Operating expenses                                   (.05)              (.10)
Interest expense                                     (.03)              (.03)
Income taxes                                         (.01)              (.01)
                                                   -------           -------
Net investment income                                 .14                .22
Net realized gain on investments                     1.34                .13
Net increase in unrealized appreciation
  of investments                                      .06                .79
Distributions from undistributed
  net investment income                              (.20)              (.20)
                                                  -------            -------
Net increase in net asset value                      1.34                .94
Net asset value:
  Beginning of period                               67.16              78.15
                                                  -------            -------
  End of period                                    $68.50             $79.09
                                                   ======             ======

Shares outstanding at end of period
  (000s omitted)                                     3,815             3,788

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at June 30, 1999 was $261,345,098, equivalent to $68.50 per share after deducting an allowance of $25.32 per share for deferred taxes on net unrealized appreciation. Assuming reinvestment of all dividends and tax credits on retained long term capital gains, this represents a decrease of 12.7% during the past twelve months and an increase of 2.3% during the past three months.

                                                      June 30,         June 30,
                                                        1999             1998
                                                        ----             ----
              Net assets                           $261,345,098     $299,600,486
              Shares outstanding                      3,815,051        3,787,951
              Net assets per share                       $68.50           $79.09

         Interest income in the three months ended June 30, 1999 decreased from the year-ago period primarily because of a decrease in average idle funds invested. During the three months ended June 30, 1999 and 1998, the Company recorded dividend income from the following sources:

                                                         Three Months Ended
                                                              June 30
                                                              -------
                                                      1999               1998
                                                      ----               ----
              Alamo Group Inc.                     $292,600             $292,600
              Kimberly-Clark Corporation             20,067               19,295
              The RectorSeal Corporation               --                240,000
              Skylawn Corporation                      --                150,000
              The Whitmore Manufacturing Company       --                 60,000
              AT&T                                   29,314                 --
              TCI Holdings, Inc./Westmarc
               Communications, Inc.                  20,318               20,318
              Other                                  41,020               38,534
                                                  ----------          ----------
                                                   $403,319             $820,747
                                                  ==========          ==========

         Salaries in the three months ended June 30, 1999 decreased from the year-ago period primarily due to a reduction in staff. Other operating expenses in the three months ended June 30, 1999 decreased from the year-ago period primarily due to payment of a finders fee related to an investment.

         During the three months ended June 30, 1999, the Company reported a realized gain before income taxes of $7,831,369. It should be noted that a realized gain before income taxes occurs when an appreciated portfolio security is sold to realize a gain and a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized." Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related changes in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                                                       Three Months Ended
                                                                             June 30
                                                                             -------
                                                                      1999           1998
                                                                      ----           ----

             AT&T/Tele-Communications - TCI Group                    346,993         837,399
             AT&T-Liberty Media Group/Tele-Communications
                  LM & TCI Ventures Goup                           3,541,206         774,859
             American Homestar Corporation                          (375,530)        985,765
             Balco, Inc.                                                --         1,904,680
             Dyntec, Inc.                                         (3,749,998)          --
             Encore Wire Corporation                                    --        (2,104,000)
             Kimberly-Clark Corporation                              699,444        (328,015)
             Mail-Well, Inc.                                       2,097,000       2,082,000
             Mylan Laboratories, Inc.                               (120,268)        930,074
             PETsMART, Inc.                                        1,431,106        (470,221)


         During the quarter ended June 30, 1999, the Company made a new investment of $100,000 and an additional investment of $300,000 in an existing portfolio company.

         The Company has agreed, subject to certain conditions, to invest up to $6,000,000 in six portfolio companies.

        Many computer software systems in use today cannot properly process date-related information from and after January 1, 2000. Should any of the computer systems employed by our major portfolio companies fail to process this type of information properly, it could have a negative impact on the Company's shareholders. The Company has reviewed its computer system and determined that it will be Year 2000 compliant. In addition, the Company has inquired of its major service providers as well as its major portfolio companies to determine if they will be prepared for the Year 2000. All have indicated they are taking the necessary steps to be Year 2000 compliant. It is anticipated that the Company will incur no material expenses related to the Year 2000 issues.

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

                               CAPITAL SOUTHWEST CORPORATION


Date:      August 5, 1999      By:  /s/ William R. Thomas
       --------------------    -------------------------------------------------
                               William R. Thomas, President


Date:      August 5, 1999      By:  /s/ Tim Smith
       --------------------    -------------------------------------------------
                               Tim Smith, Vice President and Secretary-Treasurer