Form 10-Q
period 1999-09-30
CAPITAL SOUTHWEST CORP
filed 1999-11-05
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the quarterly period ended September 30, 1999      Commission File Number: 814-61


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

      3,815,051 shares of Common Stock, $1 Par Value as of October 31, 1999


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                          September 30, 1999    March 31, 1999
                                                                ------------------    --------------
                                                                  (Unaudited)

Investments at market or fair value
      Companies more than 25% owned
        (Cost: September 30, 1999 - $22,480,865,
         March 31, 1999 - $22,130,818)                            $202,562,459          $231,819,359
      Companies 5% to 25% owned
        (Cost: September 30, 1999 - $14,691,914,
        March 31, 1999 - $18,841,914)                               20,696,161            31,596,160
      Companies less than 5% owned
        (Cost: September 30, 1999 - $36,645,282,
        March 31, 1999 - $32,607,282)                               88,513,911            86,862,983
                                                                  ------------          ------------
      Total investments
        (Cost: September 30, 1999- $73,818,061,
        March 31, 1999 - $73,580,014)                              311,772,531           350,278,502
Cash and cash equivalents                                           40,341,281             6,050,443
Receivables                                                            296,327               315,707
Other assets                                                         4,437,201             4,141,136
                                                                  ------------          ------------
      Totals                                                      $356,847,340          $360,785,788
                                                                  ============          ============

Liabilities and Shareholders' Equity

Note payable to bank                                              $ 25,000,000          $       --
Accrued interest and other liabilities                               2,029,140             2,023,625
Income taxes payable                                                 3,499,583               282,741
Deferred income taxes                                               83,763,757            97,247,457
Subordinated debenture                                               5,000,000             5,000,000
                                                                  ------------          ------------
      Total liabilities                                            119,292,480           104,553,823
                                                                  ------------          ------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,252,416 shares
        at September 30, 1999 and March 31, 1999                     4,252,416             4,252,416
      Additional capital                                             6,450,747             6,450,747
      Undistributed net investment income                            5,250,285             4,743,205
      Undistributed net realized gain on investments                73,593,242            67,593,409
      Unrealized appreciation of investments -
        net of deferred income taxes                               155,041,472           180,225,490
      Treasury stock - at cost (437,365 shares)                     (7,033,302)           (7,033,302)
                                                                  ------------          ------------
      Net assets at market or fair value, equivalent
        to $62.27 per share at September 30, 1999,
        and $67.16 per share at March 31, 1999, on the
        3,815,051 shares outstanding                               237,554,860           256,231,965
                                                                  ------------          ------------
      Totals                                                      $356,847,340          $360,785,788
                                                                  ============          ============


                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                Three Months Ended               Six Months Ended
                                                   September 30                     September 30
                                           ----------------------------    ----------------------------
                                                1999            1998            1999           1998
                                                ----            ----            ----           ----

Investment income:
     Interest                              $    189,176    $    321,794    $    520,464    $    724,641
     Dividends                                  720,320         373,568       1,123,639       1,194,315
     Management and directors' fees             121,600         153,100         280,676         290,450
                                           ------------    ------------    ------------    ------------
                                              1,031,096         848,462       1,924,779       2,209,406
                                           ------------    ------------    ------------    ------------

Operating expenses:
     Interest                                   107,274         110,193         209,282         212,201
     Salaries                                   166,254         282,600         329,877         506,419
     Net pension expense (benefit)             (140,086)        (77,435)       (217,992)       (155,813)
     Other operating expenses                   125,974         120,189         257,222         365,571
                                           ------------    ------------    ------------    ------------
                                                259,416         435,547         578,389         928,378
                                           ------------    ------------    ------------    ------------

Income before income taxes                      771,680         412,915       1,346,390       1,281,028
Income tax expense                               49,000          27,100          76,300          54,500
                                           ------------    ------------    ------------    ------------

Net investment income                      $    722,680    $    385,815    $  1,270,090    $  1,226,528
                                           ============    ============    ============    ============

Proceeds from disposition of investments   $  2,007,144    $       --      $ 14,892,513    $    761,837
Cost of investments sold                        608,000            --         5,662,000            --
                                           ------------    ------------    ------------    ------------
Realized gain on investments before
   income taxes                               1,399,144            --         9,230,513         761,837
Income tax expense                              489,701            --         3,230,680         266,643
                                           ------------    ------------    ------------    ------------

Net realized gain on investments                909,443            --         5,999,833         495,194
                                           ------------    ------------    ------------    ------------

Decrease in unrealized appreciation
  of investments before income taxes        (39,111,361)    (48,549,992)    (38,744,018)    (43,933,639)
Decrease in deferred income taxes on
  appreciation of investments               (13,689,000)    (16,993,000)    (13,560,000)    (15,376,000)
                                           ------------    ------------    ------------    ------------
Net decrease in unrealized
   appreciation of investments              (25,422,361)    (31,556,992)    (25,184,018)    (28,557,639)
                                           ------------    ------------    ------------    ------------

Net realized and unrealized loss on
   investments                             $(24,512,918)   $(31,556,992)   $(19,184,185)   $(28,062,445)
                                           ============    ============    ============    ============

Decrease in net assets from
   operations                              $(23,790,238)   $(31,171,177)   $(17,914,095)   $(26,835,917)
                                           ============    ============    ============    ============




                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                              Six Months Ended      Year Ended
                                             September 30, 1999   March 31, 1999
                                             ------------------   --------------
                                                 (Unaudited)

Operations
      Net investment income                     $   1,270,090     $   1,761,718
      Net realized gain on investments              5,999,833           994,949
      Net decrease in unrealized
        appreciation of investments               (25,184,018)      (41,232,545)
                                                -------------     -------------
      Decrease in net assets from operations      (17,914,095)      (38,475,878)

Distributions from:
      Undistributed net investment income            (763,010)       (2,280,411)

Capital share transactions
      Exercise of employee stock options                 --             965,438
                                                -------------     -------------

      Decrease in net assets                      (18,677,105)      (39,790,851)

Net assets, beginning of period                   256,231,965       296,022,816
                                                -------------     -------------

Net assets, end of period                       $ 237,554,860     $ 256,231,965
                                                =============     =============















                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                           Three Months Ended               Six  Months Ended
                                                               September 30                    September 30
                                                               ------------                    ------------
                                                          1999             1998            1999             1998
                                                          ----             ----            ----             ----

Cash flows from operating activities
Decrease in net assets from operations              $ (23,790,238)   $ (31,171,177)   $ (17,914,095)   $ (26,835,917)
Adjustments to reconcile decrease
  in net assets from operations to net cash
  provided  by operating activities:
  Depreciation and amortization                             7,184            6,530           14,159           12,355
  Net pension benefit                                    (140,086)         (77,435)        (217,992)        (155,813)
  Net realized and unrealized loss
     on investments                                    24,512,918       31,556,992       19,184,185       28,062,445
  (Increase) decrease in receivables                       80,701          233,106           19,380          (81,212)
  (Increase) decrease in other assets                       2,777           (1,056)         (21,505)         (62,443)
  Increase (decrease) in accrued interest
     and other liabilities                                102,311          110,272          (79,050)        (142,971)
  Deferred income taxes                                    49,000           27,100           76,300           54,500
                                                    -------------    -------------    -------------    -------------
Net cash provided by operating activities                 824,567          684,332        1,061,382          850,944
                                                    -------------    -------------    -------------    -------------

Cash flows from investing activities
Proceeds from disposition of investments                2,007,144             --         14,892,513          761,837
Purchases of securities                                (6,340,047)      (4,849,523)      (6,740,047)     (11,272,272)
Maturities of securities                                     --               --            840,000          451,539
                                                    -------------    -------------    -------------    -------------
Net cash provided (used) by investing
  activities                                           (4,332,903)      (4,849,523)       8,992,466      (10,058,896)
                                                    -------------    -------------    -------------    -------------

Cash flows from financing activities
Increase (decrease) in note payable to bank            25,000,000       40,000,000       25,000,000      (60,000,000)
Distributions from undistributed net
  investment income                                          --               --           (763,010)        (757,590)
Proceeds from exercise of employee
  stock options                                              --            181,688             --            181,688
                                                    -------------    -------------    -------------    -------------
Net cash provided (used) by financing activities       25,000,000       40,181,688       24,236,990      (60,575,902)
                                                    -------------    -------------    -------------    -------------

Net increase (decrease) in cash and cash
  equivalents                                          21,491,664       36,016,497       34,290,838      (69,783,854)
Cash and cash equivalents at beginning
  of period                                            18,849,617       11,247,569        6,050,443      117,047,920
                                                    -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period          $  40,341,281    $  47,264,066    $  40,341,281    $  47,264,066
                                                    =============    =============    =============    =============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                          $        --      $        --      $     199,452    $     217,288
  Income taxes                                      $       6,490    $        --      $      16,990    $       8,500




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


2.      Summary of Per Share Information
                                            Three Months Ended         Six Months Ended
                                               September 30              September 30
                                               ------------              ------------
                                            1999         1998         1999         1998
                                            ----         ----         ----         ----

Investment income                        $     .27    $     .22    $     .50    $     .58
Operating expenses                            (.04)        (.08)        (.09)        (.18)
Interest expense                              (.03)        (.03)        (.06)        (.06)
Income taxes                                  (.01)        (.01)        (.02)        (.02)
                                         ---------    ---------    ---------    ---------
Net investment income                          .19          .10          .33          .32
Net realized gain on investment                .24         --           1.58          .13
Net decrease in unrealized
  appreciation of investments                (6.66)       (8.32)       (6.60)       (7.53)
Distributions from undistributed
  net investment income                       --           --           (.20)        (.20)
Exercise of employee stock options (1)        --           (.05)        --           (.05)
                                         ---------    ---------    ---------    ---------
Net decrease in net asset value              (6.23)       (8.27)       (4.89)       (7.33)
Net asset value:
  Beginning of period                        68.50        79.09        67.16        78.15
                                         ---------    ---------    ---------    ---------
  End of period                          $   62.27    $   70.82    $  62.27     $   70.82
                                         =========    =========    =========    =========

Shares outstanding at end of period
  (000s omitted)                             3,815        3,793        3,815        3,793


(1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at September 30, 1999 was $237,554,860, equivalent to $62.27 per share after deducting an allowance of $21.73 per share for deferred taxes on net unrealized appreciation. Assuming reinvestment of all dividends and tax credits on retained long term capital gains, this represents a decrease of 11.4% during the past twelve months and a decrease of 7.0% during the past six months.

                                               September 30,       September 30,
                                                   1999                1998
                                                   ----                ----
                  Net assets                    $237,554,860        $268,610,997
                  Shares outstanding               3,815,051           3,793,051
                  Net assets per share                $62.27              $70.82

         Interest income in the six months ended September 30, 1999 decreased from the year-ago period primarily because of the suspension of interest accruals related to one of our portfolio companies. During the six months ended September 30, 1999 and 1998, the Company recorded dividend income from the following sources:

                                                         Six Months Ended
                                                           September 30
                                                           ------------
                                                     1999              1998
                                                     ----              ----
                  AT&T                             $  58,628        $     --
                  Alamo Group Inc.                   452,200           585,200
                  Dennis Tool Company                 24,999              --
                  Kimberly-Clark Corporation          40,134            38,590
                  The RectorSeal Corporation         240,000           240,000
                  Skylawn Corporation                150,000           150,000
                  TCI Holdings, Inc/Westmarc
                   Communications, Inc.               40,635            40,635
                  Texas Shredder, Inc.                20,230            20,230
                  The Whitmore Manufacturing Company  60,000            60,000
                  Other                               36,813            59,660
                                                   ---------        ----------

                                                  $1,123,639        $1,194,315
                                                  ==========        ==========

         Salaries in the six months ended September 30, 1999 decreased from the year-ago period primarily due to reductions in staff. Other operating expenses in the six months ended September 30, 1999 decreased from the year-ago period primarily due to the payment in the prior period of a finders fee related to an investment.

         During the six months ended September 30, 1999, the Company reported a realized gain before income taxes of $9,230,513. It should be noted that a realized gain before income taxes occurs when an appreciated portfolio security is sold to realize a gain and a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized." Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.



         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                                 Three Months Ended                    Six Months Ended
                                                    September 30                         September 30
                                                    ------------                         ------------
                                               1999             1998                1999             1998
                                               ----             ----                ----             ----

  AT&T/Tele-Communications-                $(1,640,579)     $    85,887        $ (1,293,586)    $    923,286
   TCI Group
  AT&T-Liberty Media Group/Tele-               190,522         (499,792)          3,731,728          275,067
   Communications LM&TCI
   Ventures Group
  Alamo Group Inc.                           1,834,053      (10,640,000)          1,834,053      (10,640,000)
  All Components, Inc.                       1,975,000        1,225,000           1,975,000        1,225,000
  American Homestar Corporation             (2,159,294)      (1,830,706)         (2,534,824)        (844,941)
  Amfibe, Inc.                                (600,000)            --              (600,000)            --
  Balco, Inc.                                     --               --                  --          1,904,680
  Dennis Tool Company                             --           (828,177)               --           (828,177)
  Dyntec, Inc.                                    --               --            (3,749,998)            --
  Encore Wire Corporation                         --        (13,884,000)               --        (15,988,000)
  Kimberly-Clark Corporation                  (328,015)        (414,843)            371,429         (742,858)
  Mail-Well, Inc.                                 --        (14,575,000)          2,097,000      (12,493,000)
  Mylan Laboratories, Inc.                  (1,042,324)         (96,215)         (1,162,592)         833,859
  Palm Harbor Homes, Inc.                  (31,421,000)      (4,713,000)        (31,421,000)      (4,713,000)
  PETsMART, Inc.                            (4,231,985)      (2,003,548)         (2,800,879)      (2,473,769)
  Texas Petrochemical Holdings, Inc.          (749,999)            --              (749,999)            --
  The Whitmore Manufacturing Company              --          1,200,000                --          1,200,000


         During the quarter ended September 30, 1999, the Company made new investments of $2,000,000 and additional investments of $4,340,047 in existing portfolio companies.

         On October 1, 1999, the Company repaid the $25,000,000 note payable to bank from its cash and cash equivalents.

         The Company has agreed, subject to certain conditions, to invest up to $3,800,000 in seven portfolio companies.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not affected by foreign currency fluctuations.

         The Company's investment in portfolio securities consists of fixed rate debt securities which totalled $11,955,970 at September 30, 1999, equivalent to 3.8% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in our portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

         A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the values of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer, and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments are directly exposed to equity price risks, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on July 19, 1999, with the following results of elections and approval:
                                                                              Votes Cast
                                                                -----------------------------------------
                                                                               Against/      Abstentions/
                                                                   For        Withheld       Non-Votes
                                                                ---------     ---------      ------------

a. The following Directors were elected to serve until the next Annual Meeting of Stockholders:

                  Graeme W. Henderson                           3,380,865        11,002          423,184
                  Gary L. Martin                                3,380,865        11,002          423,184
                  James M. Nolan                                3,380,865        11,002          423,184
                  William R. Thomas                             3,380,865        11,002          423,184
                  John H. Wilson                                3,380,865        11,002          423,184

b.   The 1999 Stock Option Plan of the Corporation was
     authorized and approved.                                   3,328,857        35,644          450,550


c.   KPMG LLP was approved as the Company's
     auditors for the 2000 fiscal year.                         3,380,181         7,534          427,336


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

                                  CAPITAL SOUTHWEST CORPORATION



Date:  November 5, 1999           By:  /s/ William R. Thomas
                                       ----------------------------------------
                                           William R. Thomas
                                           President


Date:  November 5, 1999           By:  /s/ Tim Smith
                                       ----------------------------------------
                                           Tim Smith
                                           Vice President & Secretary-Treasurer