Form 10-Q
period 1999-12-31
CAPITAL SOUTHWEST CORP
filed 2000-02-04
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the Quarter Ended December 31, 1999           Commission File Number: 814-61


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

      3,815,051 shares of Common Stock, $1 Par Value as of January 31, 2000


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                              December 31, 1999   March 31, 1999
                                                    -----------------   --------------
                                                       (Unaudited)

Investments at market or fair value
      Companies more than 25% owned
        (Cost: December 31, 1999 - $23,380,865,
         March 31, 1999 - $22,130,818)                 $ 200,632,779    $ 231,819,359
      Companies 5% to 25% owned
        (Cost: December 31, 1999 - $15,979,414,
        March 31, 1999 - $18,841,914)                     18,984,505       31,596,160
      Companies less than 5% owned
        (Cost: December 31, 1999 - $38,907,783,
        March 31, 1999 - $32,607,282)                    102,725,290       86,862,983
                                                       -------------    -------------
      Total investments
        (Cost: December 31, 1999 - $78,268,062,
        March 31, 1999 - $73,580,014)                    322,342,574      350,278,502
Cash and cash equivalents                                 44,541,641        6,050,443
Receivables                                                  263,343          315,707
Other assets                                               4,570,042        4,141,136
                                                       -------------    -------------
      Totals                                           $ 371,717,600    $ 360,785,788
                                                       =============    =============

Liabilities and Shareholders' Equity

Note payable to bank                                   $  35,000,000    $        --
Accrued interest and other liabilities                     2,145,941        2,023,625
Income taxes payable                                       4,072,411          282,741
Deferred income taxes                                     85,356,885       97,247,457
Subordinated debenture                                     5,000,000        5,000,000
                                                       -------------    -------------
      Total liabilities                                  131,575,237      104,553,823
                                                       -------------    -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,252,416 shares
        at December 31, 1999 and March 31, 1999            4,252,416        4,252,416
      Additional capital                                   6,450,747        6,450,747
      Undistributed net investment income                  3,845,601        4,743,205
      Undistributed net realized gain on investments      73,609,387       67,593,409
      Unrealized appreciation of investments -
        net of deferred income taxes                     159,017,514      180,225,490
      Treasury stock - at cost (437,365 shares)           (7,033,302)      (7,033,302)
                                                       -------------    -------------
      Net assets at market or fair value, equivalent
        to $62.95 per share at December 31, 1999,
        and $67.16 per share at March 31, 1999,
        on the 3,815,051 shares outstanding              240,142,363      256,231,965
                                                       -------------    -------------
      Totals                                           $ 371,717,600    $ 360,785,788
                                                       =============    =============




                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)


                                                        Three Months Ended            Nine Months Ended
                                                           December 31                    December 31
                                                     1999            1998            1999            1998
                                                     ----            ----            ----            ----


Investment income:
     Interest                                    $    260,091    $    266,174    $    780,555    $    990,815
     Dividends                                        304,378         385,072       1,428,017       1,579,387
     Management and directors' fees                   125,624         124,850         406,300         415,300
                                                 ------------    ------------    ------------    ------------
                                                      690,093         776,096       2,614,872       2,985,502
                                                 ------------    ------------    ------------    ------------
Operating expenses
     Interest                                         121,198         103,104         330,480         315,305
     Salaries                                         301,548         406,783         631,425         913,202
     Net pension expense (benefit)                   (108,996)        (77,906)       (326,988)       (233,719)
     Other operating expenses                         216,906         194,420         474,128         559,991
                                                 ------------    ------------    ------------    ------------
                                                      530,656         626,401       1,109,045       1,554,779
                                                 ------------    ------------    ------------    ------------
Income before income taxes                            159,437         149,695       1,505,827       1,430,723
Income tax expense                                     38,100          27,300         114,400          81,800
                                                 ------------    ------------    ------------    ------------

Net investment income                            $    121,337    $    122,395    $  1,391,427    $  1,348,923
                                                 ============    ============    ============    ============
Proceeds from disposition of
  investments                                    $       --      $       --      $ 14,892,513    $    761,837
Cost of investments sold                                 --              --         5,662,000            --
                                                 ------------    ------------    ------------    ------------
Realized gain on investments
  before income taxes                                    --              --         9,230,513         761,837
Income tax expense (benefit)                          (16,145)           --         3,214,535         266,643
                                                 ------------    ------------    ------------    ------------

Net realized gain on investments                       16,145            --         6,015,978         495,194
                                                 ------------    ------------    ------------    ------------

Increase (decrease) in unrealized appreciation
  of investments before income taxes                6,120,042       3,587,928     (32,623,976)    (40,345,711)
Increase (decrease) in deferred income taxes
  on appreciation of investments                    2,144,000       1,256,000     (11,416,000)    (14,120,000)
                                                 ------------    ------------    ------------    ------------
Net increase (decrease) in unrealized
  appreciation of investments                       3,976,042       2,331,928     (21,207,976)    (26,225,711)
                                                 ------------    ------------    ------------    ------------

Net realized and unrealized gain (loss)
  on investments                                 $  3,992,187    $  2,331,928    $(15,191,998)   $(25,730,517)
                                                 ============    ============    ============    ============
Increase (decrease) in net assets from
  operations                                     $  4,113,524    $  2,454,323    $(13,800,571)   $(24,381,594)
                                                 ============    ============    ============    ============









                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                             Nine Months Ended      Year Ended
                                             December 31, 1999    March 31, 1999
                                             -----------------    --------------
                                                (Unaudited)

Operations
      Net investment income                    $   1,391,427      $   1,761,718
      Net realized gain on investments             6,015,978            994,949
      Net decrease in unrealized
        appreciation of investments              (21,207,976)       (41,232,545)
                                               -------------      -------------
      Decrease in net assets from operations     (13,800,571)       (38,475,878)

Distributions from:
      Undistributed net investment income         (2,289,031)        (2,280,411)

Capital share transactions
      Exercise of employee stock options                --              965,438
                                               -------------      -------------

      Decrease in net assets                     (16,089,602)       (39,790,851)

Net assets, beginning of period                  256,231,965        296,022,816
                                               -------------      -------------

Net assets, end of period                      $ 240,142,363      $ 256,231,965
                                               =============      =============













                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                         Three Months Ended                  Nine Months Ended
                                                             December 31                        December 31
                                                             -----------                        -----------
                                                           1999             1998             1999             1998
                                                           ----             ----             ----             ----

Cash flows from operating activities
Increase (decrease) in net assets from operations     $   4,113,524    $   2,454,323    $ (13,800,571)   $ (24,381,594)
Adjustments to reconcile increase (decrease) in
  net assets from operations to net cash provided
  by operating activities:
  Depreciation and amortization                               7,493            6,178           21,652           18,533
  Net pension benefit                                      (108,996)         (77,906)        (326,988)        (233,719)
  Net realized and unrealized (gain) loss on
     investments                                         (3,992,187)      (2,331,929)      15,191,998       25,730,516
  Decrease in receivables                                    32,984          130,098           52,364           48,886
 (Increase) decrease in other assets                          4,029           27,475          (17,476)         (34,968)
 Increase in accrued interest
     and other liabilities                                   81,435          152,713            2,385            9,742
  Deferred income taxes                                      38,100           27,300          114,400           81,800
                                                      -------------    -------------    -------------    -------------
Net cash provided  by operating activities                  176,382          388,252        1,237,764        1,239,196
                                                      -------------    -------------    -------------    -------------

Cash flows from investing activities
Proceeds from disposition of investments                       --               --         14,892,513          761,837
Purchases of securities                                  (6,450,001)      (1,897,860)     (13,190,048)     (13,170,132)
Maturities of securities                                  2,000,000          293,000        2,840,000          744,539
                                                      -------------    -------------    -------------    -------------
Net cash provided (used) by investing activities         (4,450,001)      (1,604,860)       4,542,465      (11,663,756)
                                                      -------------    -------------    -------------    -------------

Cash flows from financing activities
Increase (decrease) in note payable to bank              10,000,000      (40,000,000)      35,000,000     (100,000,000)
Distributions from undistributed net
  investment income                                      (1,526,021)      (1,522,821)      (2,289,031)      (2,280,411)
Proceeds from exercise of employee
  stock options                                                --            498,750             --            680,438
                                                      -------------    -------------    -------------    -------------
Net cash provided (used) by financing activities          8,473,979      (41,024,071)      32,710,969     (101,599,973)
                                                      -------------    -------------    -------------    -------------

Net increase (decrease) in cash and cash
  equivalents                                             4,200,360      (42,240,679)      38,491,198     (112,024,533)
Cash and cash equivalents at beginning
  of period                                              40,341,281       47,264,066        6,050,443      117,047,920
                                                      -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period            $  44,541,641    $   5,023,387    $  44,541,641    $   5,023,387
                                                      =============    =============    =============    =============



Supplemental  disclosure of cash flow  information:
 Cash paid during the period for:
  Interest                                                 $204,719         $207,638         $404,171         $424,926
  Income taxes                                             $  6,000         $  5,000          $22,990         $ 13,500





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


2.      Summary of Per Share Information
                                                   Three Months Ended         Nine Months Ended
                                                       December 31              December 31
                                                       -----------              -----------
                                                    1999         1998         1999         1998
                                                    ----         ----         ----         ----

Investment income                               $     .18    $     .20    $     .68    $     .78
Operating expenses                                   (.11)        (.15)        (.20)        (.33)
Interest expense                                     (.03)        (.02)        (.09)        (.08)
Income taxes                                         (.01)         --          (.03)        (.02)
                                                ---------    ---------    ---------    ---------
Net investment income                                 .03          .03          .36          .35
Net realized gain on investments                      --           --          1.58          .13
Net increase (decrease) in unrealized
  appreciation of investments                        1.05          .61        (5.55)       (6.89)
Distributions from undistributed
  net investment income                              (.40)        (.40)        (.60)        (.60)
Exercise of employee stock options (1)                --          (.13)         --          (.21)
                                                ---------    ---------    ---------    ---------
Net increase (decrease) in net asset value            .68          .11        (4.21)       (7.22)
Net asset value:
  Beginning of period                               62.27        70.82        67.16        78.15
                                                ---------    ---------    ---------    ---------
  End of period                                 $   62.95    $   70.93    $   62.95    $   70.93
                                                =========    =========    =========    =========

Shares outstanding at end of period
  (000s omitted)                                    3,815        3,807        3,815        3,807


(1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at December 31, 1999 was $240,142,363, equivalent to $62.95 per share after deducting an allowance of $22.30 per share for deferred taxes on net unrealized appreciation. Assuming reinvestment of all dividends and tax credits on retained long term capital gains, this represents a decrease of 8.9% during the past twelve months and a decrease of 3.8% during the past nine months.

                                      December 31         December 31
                                         1999                1998
                                         ----                ----
              Net assets             $240,142,363        $270,041,249
              Shares outstanding        3,815,051           3,807,051
              Net assets per share         $62.95              $70.93


         Interest income in the nine months ended December 31, 1999 decreased from the year-ago period primarily because of the suspension of interest accruals related to one of our portfolio companies. During the nine months ended December 31, 1999 and 1998, the Company recorded dividend income from the following sources:

                                                             Nine Months Ended
                                                                December 31
                                                                -----------
                                                           1999          1998
                                                           ----          ----
         AT&T                                          $   117,256    $        0
         Alamo Group Inc.                                  621,478       877,800
         Kimberly-Clark Corporation                         60,200        57,885
         The RectorSeal Corporation                        240,000       240,000
         Skylawn Corporation                               150,000       150,000
         TCI Holdings, Inc./Westmarc Communications, Inc.   60,953        60,953
         Texas Shredder, Inc.                               30,345        30,345
         The Whitmore Manufacturing Company                 60,000        60,000
         Other                                              87,785       102,404
                                                        ----------    ----------
                                                        $1,428,017    $1,579,387
                                                        ==========    ==========


         Salaries in the nine months ended December 31, 1999 decreased from the year-ago period primarily due to reductions in staff. Other operating expenses in the nine months ended December 31, 1999 decreased from the year-ago period primarily due to the payment in the prior period of a finders fee related to an investment.

         During the nine months ended December 31, 1999, the Company reported a realized gain before income taxes of $9,230,513 including a gain of $8,580,232 on our investment in SDI Holding Corp. It should be noted that a realized gain before income taxes occurs when an appreciated portfolio security is sold to realize a gain and a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                                      Three Months Ended                   Nine Months Ended
                                                          December 31                         December 31
                                                          -----------                         -----------
                                                    1999              1998                1999            1998
                                                    ----              ----                ----            ----

  AT&T/Tele-Communications-
    TCI Group                                   $    974,354     $  1,853,727       $    (319,232)    $   2,777,013
  AT&T-Liberty Media Group/Tele-
    Communications LM & TCI
    Ventures Group                                 6,604,767        1,700,428          10,336,495         1,975,495
  Airformed Composites, Inc.                      (2,568,000)               -          (2,568,000)                -
  Alamo Group Inc.                                  (200,000)               -           1,634,053       (10,640,000)
  All Components, Inc.                                     -                -           1,975,000         1,225,000
  American Homestar Corporation                       23,470       (4,975,766)         (2,511,354)       (5,820,707)
  Amfibe, Inc.                                             -       (2,400,000)           (600,000)       (2,400,000)
  Balco, Inc.                                     (2,023,680)       1,517,760          (2,023,680)        3,422,440
  CDC Technologies, Inc.                          (2,999,156)               -          (2,999,156)                -
  Dennis Tool Company                               (600,000)        (800,000)           (600,000)       (2,799,944)
  Dyntec, Inc.                                      (750,000)               -          (4,499,998)                -
  Encore Wire Corporation                                  -         (300,000)                  -       (16,288,000)
  Global Crossing Ltd./Frontier Corp.              1,505,672          207,614           1,582,426            45,048
  Intelligent Reasoning Systems, Inc.                      -       (1,542,754)                  -        (1,542,754)
  Kimberly-Clark Corporation                         979,221        1,080,520           1,350,650           337,662
  Mail-Well, Inc.                                          -        2,085,140           2,097,000       (10,407,860)
  Media Recovery, Inc.                             2,585,000          615,000           2,585,000           615,000
  Mylan Laboratories, Inc.                           873,949          256,572            (288,643)        1,090,431
  Palm Harbor Homes, Inc.                                  -                -         (31,421,000)       (4,713,000)
  PETsMART, Inc.                                   1,247,106        2,514,659          (1,553,773)           40,890
  Rewind Holdings, Inc.                           (1,825,001)               -          (2,200,000)                -
  Sprint Corporation-FON Group                       940,500          496,988           1,314,000           652,238
  Sprint Corporation-PCS Group                       502,875          355,762           1,047,375           355,762
  The Whitmore Manufacturing Co.                           -          800,000                   -         2,000,000


         During the quarter ended December 31, 1999, the Company made new investments of $1,200,000 and additional investments of $5,250,001 in existing portfolio companies.

         On January 3, 2000, the Company repaid the $35,000,000 note payable to bank from its cash and cash equivalents.

         The Company has agreed, subject to certain conditions, to invest up to $8,750,000 in seven portfolio companies.

         The Company to date has not encountered any significant problems with its computer hardware or software, nor is it aware of any problems with its major service providers or its portfolio companies related to the Year 2000 issues. The Company has not incurred any material costs related to Year 2000 issues. As in the past, any future costs will be expensed as incurred, funded by operating cash flows, and expected to be immaterial to the Company's results of operations, liquidity, or capital resources.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not affected by foreign currency fluctuations.

         The Company's investment in portfolio securities consists of fixed rate debt securities which totalled $8,087,972 at December 31, 1999, equivalent to 2.51% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in our portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

                                 CAPITAL SOUTHWEST CORPORATION



Date:     February 4, 2000       By:  /s/ William R. Thomas
       ------------------------       ---------------------
                                          William R. Thomas
                                          President


Date:     February 4, 2000       By: /s/ Tim Smith
       ------------------------      ----------------------
                                          Tim Smith
                                          Vice President & Secretary-Treasurer