Form 10-K405
period 2000-03-31
CAPITAL SOUTHWEST CORP
filed 2000-06-16
CIK 17313

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   ------------------------------------------

                                    FORM 10-K

           (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           ---------------------------------------------------------

For the Fiscal Year Ended March 31, 2000          Commission File Number: 814-61

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 2000 was $125,919,954, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of May 15, 2000 was 3,815,051.

       Documents Incorporated by Reference               Part of Form 10-K
       -----------------------------------               -----------------

  (1)  Annual Report to Shareholders for the                 Parts I and II; and
          Year Ended March 31, 2000               Part IV, Item 14(a)(1) and (2)

  (2)  Proxy Statement for Annual Meeting of                    Part III
          Shareholders to be held July 17, 2000



                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----

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

PART II

         Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.............2
         Item 6.      Selected Financial Data...........................................................2
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                        of Operations...................................................................2
         Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.........................2
         Item 8.      Financial Statements and Supplementary Data.......................................2
         Item 9.      Changes in and Disagreements With Accountants on Accounting and
                        Financial Disclosure............................................................3

PART III

         Item 10.     Directors and Executive Officers of the Registrant................................3
         Item 11.     Executive Compensation............................................................4
         Item 12.     Security Ownership of Certain Beneficial Owners and Management....................4
         Item 13.     Certain Relationships and Related Transactions....................................4

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

         The twelve largest investments of the Company had a combined cost of $40,529,940 and a value of $271,976,515, representing 84.0% of the value of the Company's consolidated investment portfolio at March 31, 2000. For a narrative description of the twelve largest investments, see "Twelve Largest Investments - March 31, 2000" on pages 7 through 9 of the Company's Annual Report to Shareholders for the Year Ended March 31, 2000 (the "2000 Annual Report") which is herein incorporated by reference. Certain of the information presented on the twelve largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' financial statements, which in some instances is unaudited.

         The Company competes for attractive investment opportunities with venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.

         The number of persons employed by the Company at March 31, 2000 was seven.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Information set forth under the captions "Shareholder Information - Shareholders, Market Prices and Dividends" on page 32 of the 2000 Annual Report is herein incorporated by reference.

Item 6.  Selected Financial Data

         "Selected Consolidated Financial Data" on page 31 of the 2000 Annual Report is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 28 through 30 of the Company's 2000 Annual Report are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not affected by foreign currency fluctuations.

         The Company's investment in portfolio securities consists of fixed rate debt securities which totalled $9,230,972 at March 31, 2000, equivalent to 2.85% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in our portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 8.  Financial Statements and Supplementary Data

         Pages 10 through 27 of the Company's 2000 Annual Report are herein incorporated by reference. See also Item 14 of this Form 10-K - "Exhibits, Financial Statement Schedules, and Reports on Form 8-K".




         Selected Quarterly Financial Data (Unaudited)
         ---------------------------------

         The   following   presents  a  summary  of  the   unaudited   quarterly
consolidated financial information for the years ended March 31, 2000 and 1999.

                                                            First         Second           Third       Fourth
                                                           Quarter        Quarter         Quarter      Quarter        Total
                                                           -------        -------         -------      -------        -----
                                                                         (In thousands, except per share amounts)

2000
----

    Net investment income                                $    547        $   723        $   121      $    272      $  1,663
    Net realized gain on investments                        5,090            910             16             4         6,020
    Net increase (decrease)  in unrealized
       appreciation of investments                            239        (25,423)         3,976        (3,542)      (24,750)
    Net increase (decrease) in net assets
       from operations                                      5,876        (23,790)         4,113        (3,266)      (17,067)
    Net increase (decrease)in net assets from
       operations per share                                  1.54          (6.23)          1.08         (0.86)        (4.47)

1999
----

    Net investment income                                $    841        $   386        $   122      $    413      $  1,762
    Net realized gain on investments                          495              -              -           500           995
    Net increase (decrease) in unrealized
        appreciation of investments                         2,999        (31,557)         2,332       (15,007)      (41,233)
    Net increase (decrease) in net assets from
       operations                                           4,335        (31,171)         2,454       (14,094)      (38,476)
    Net increase (decrease) in net assets from
       operations per share                                  1.14          (8.22)           .68         (3.69)       (10.09)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for Annual Meeting of Shareholders to be held July 17, 2000, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or about June 2, 2000 (the "2000 Proxy Statement") is herein incorporated by reference.

Executive Officers of the Registrant

         The officers of the Company, together with the offices in the Company presently held by them, their business experience during the last five years and their ages are as follows:

     Patrick F. Hamner, age 44, has served as Vice President of the Company since 1986 and was an investment associate with the Company from 1982 to 1986.

     Gary L. Martin, age 53, has been a director of the Company since July 1988 and has served as Vice President of the Company since 1984. He previously served as Vice President of the Company from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned subsidiary of the Company.

     Tim Smith, age 39, has served as Vice President and Secretary of the Company since 1993, Treasurer of the Company since January 1990 and was an investment associate with the Company from July 1989 to January 1990.

     William R. Thomas, age 71, has served as Chairman of the Board of Directors of the Company since 1982 and President of the Company since 1980. In addition, he has been a director of the Company since 1972 and was previously Senior Vice President of the Company from 1969 to 1980.

         No family relationship exists between any of the above-listed officers, and there are no arrangements or understandings between any of them and any other person pursuant to which they were selected as an officer. All officers are elected to hold office for one year, subject to earlier termination by the Company's board of directors.

Item 11. Executive Compensation

         The information set forth under the caption "Compensation of Directors and Executive Officers" in the 2000 Proxy Statement is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Election of Directors" in the 2000 Proxy Statement is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

         There were no relationships or transactions within the meaning of this item during the fiscal year ended March 31, 2000 or proposed for the fiscal year ending March 31, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1) The following financial statements included in pages 10 through 27 of the Company's 2000 Annual Report are herein incorporated by reference:

         (A)   Portfolio of Investments - March 31, 2000
               Consolidated Statements of Financial Condition - March 31, 2000 and 1999
               Consolidated Statements of Operations - Years Ended March 31, 2000, 1999 and 1998
               Consolidated Statements of Changes in Net Assets - Years Ended March 31, 2000, 1999 and 1998
               Consolidated Statements of Cash Flows - Years Ended March 31, 2000, 1999 and 1998

         (B)   Notes to Consolidated Financial Statements

         (C)   Notes to Portfolio of Investments

         (D)   Selected Per Share Data and Ratios

         (E)   Independent Auditors' Report

    (a)(2) All schedules are omitted because they are not applicable or not required, or the information is otherwise supplied.

    (a)(3) See the Exhibit Index on page 6.

    (b) The Company filed no reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CAPITAL SOUTHWEST CORPORATION

                                               /s/ William R. Thomas
                                       By:   -----------------------------
                                              (William R. Thomas, President
                                               and Chairman of the Board)

Date:  June 16, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                       Title                         Date
         ---------                       -----                         ----

   /s/  William R. Thomas        President and Chairman            June 16, 2000
   --------------------------    of the Board and Director
       (William R. Thomas)


   /s/  Gary L. Martin           Director                          June 16, 2000
   --------------------------
       (Gary L. Martin)


   /s/  Graeme W. Henderson      Director                          June 16, 2000
  ---------------------------
       (Graeme W. Henderson)


   /s/  James M. Nolan           Director                          June 16, 2000
  ---------------------------
       (James M. Nolan)


   /s/  John H. Wilson           Director                          June 16, 2000
  ---------------------------
       (John H. Wilson)


   /s/  Tim Smith                Vice President and                June 16, 2000
  ---------------------------    Secretary-Treasurer
       (Tim Smith)              (Financial and Accounting Officer)

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

            10.10*      Capital Southwest Corporation 1999 Stock Option Plan.


         Exhibit No.                       Description
         -----------                       -----------

            13.* Annual Report to Shareholders for the fiscal year ended March 31, 2000.

            21.         List of subsidiaries of the Company.

            23.*        Independent Auditors' Consent.

            27.*        Financial Data Schedule.