Form 10-Q
period 2000-06-30
CAPITAL SOUTHWEST CORP
filed 2000-08-15
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the Quarter Ended June 30, 2000               Commission File Number: 814-61


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

       3,815,051 shares of Common Stock, $1 Par Value as of July 31, 2000



                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                 June 30, 2000    March 31, 2000
                                                       -------------    -------------
                                                        (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: June 30, 2000 - $23,140,865,
         March 31, 2000 - $23,380,865)                 $ 208,276,759    $ 200,608,759
      Companies 5% to 25% owned
        (Cost: June 30, 2000 - $23,329,414,
        March 31, 2000 - $22,579,414)                     20,785,505       22,760,506
      Companies less than 5% owned
        (Cost: June 30, 2000 - $43,574,164,
        March 31, 2000 - $39,042,158)                     97,000,767      100,259,870
                                                       -------------    -------------
      Total investments
        (Cost:  June 30, 2000 - $90,044,443,
        March 31, 2000 - $85,002,437)                    326,063,031      323,629,135
Cash and cash equivalents                                  4,723,069       63,986,715
Receivables                                                  129,654          238,594
Other assets                                               4,898,205        4,731,360
                                                       -------------    -------------
      Totals                                           $ 335,813,959    $ 392,585,804
                                                       =============    =============

Liabilities and Shareholders' Equity

Note payable to bank                                   $        --      $  60,000,000
Notes payable to subsidiaries                              9,500,000        5,000,000
Accrued interest and other liabilities                     2,018,171        2,220,753
Income taxes payable                                         566,540             --
Deferred income taxes                                     82,611,806       83,489,085
Subordinated debenture                                     5,000,000        5,000,000
                                                       -------------    -------------
      Total liabilities                                   99,696,517      155,709,838
                                                       -------------    -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,252,416 shares
        at June 30, 2000 and March 31, 2000                4,252,416        4,252,416
      Additional capital                                   6,450,747        6,450,747
      Undistributed net investment income                  3,379,470        4,117,104
      Undistributed net realized gain on investments      75,055,521       73,613,301
      Unrealized appreciation of investments -
        net of deferred income taxes                     154,012,590      155,475,700
      Treasury stock - at cost (437,365 shares)           (7,033,302)      (7,033,302)
                                                       -------------    -------------
      Net assets at market or fair value, equivalent
        to $61.89 per share at June 30, 2000, and
        $62.09 per share at March 31, 2000 on the
        3,815,051 shares outstanding                     236,117,442      236,875,966
                                                       -------------    -------------
      Totals                                           $ 335,813,959    $ 392,585,804
                                                       =============    =============



                (See Notes to Consolidated Financial Statements)
                                       2

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)


                                                         Three Months Ended
                                                              June 30,
                                                        2000            1999
                                                   ------------    ------------

Investment income:
     Interest                                      $    166,520    $    331,288
     Dividends                                          288,336         403,319
     Management and directors' fees                     139,100         159,076
                                                   ------------    ------------
                                                        593,956         893,683
                                                   ------------    ------------
Operating expenses:
     Interest                                           252,546         102,008
     Salaries                                           173,250         163,623
     Net pension expense (benefit)                     (108,996)        (77,906)
     Other operating expenses                           195,287         131,248
                                                   ------------    ------------
                                                        512,087         318,973
                                                   ------------    ------------

Income before income taxes                               81,869         574,710
Income tax expense                                       56,493          27,300
                                                   ------------    ------------
Net investment income                              $     25,376    $    547,410
                                                   ============    ============

Proceeds from disposition of investments           $  7,046,708    $ 12,885,369
Cost of investments sold                              4,827,045       5,054,000
                                                   ------------    ------------
Realized gain on investments before income taxes      2,219,663       7,831,369
Income tax expense                                      777,443       2,740,979
                                                   ------------    ------------

Net realized gain on investments                      1,442,220       5,090,390
                                                   ------------    ------------


Increase (decrease) in unrealized appreciation
  of investments before income taxes                 (2,608,110)        367,343
Increase (decrease) in deferred income
  taxes on appreciation of investments               (1,145,000)        129,000
                                                   ------------    ------------

Net increase (decrease) in unrealized
  appreciation of investments                        (1,463,110)        238,343
                                                   ------------    ------------


Net realized and unrealized gain (loss)
  on investments                                   $    (20,890)   $  5,328,733
                                                   ============    ============

Increase in net assets from operations             $      4,486    $  5,876,143
                                                   ============    ============





                (See Notes to Consolidated Financial Statements)
                                       3



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------

                                                       Three Months Ended    Year Ended
                                                          June 30, 2000    March 31, 2000
                                                          -------------    -------------
                                                           (Unaudited)
Operations
   Net investment income                                  $      25,376    $   1,662,930
   Net realized gain on investments                           1,442,220        6,019,892
   Net decrease in unrealized appreciation
     of investments                                          (1,463,110)     (24,749,790)
                                                          -------------    -------------
   Increase (decrease) in net assets from operations              4,486      (17,066,968)

Distributions from:
   Undistributed net investment income                         (763,010)      (2,289,031)
                                                          -------------    -------------

   Decrease in net assets                                      (758,524)     (19,355,999)

Net assets, beginning of period                             236,875,966      256,231,965
                                                          -------------    -------------

Net assets, end of period                                 $ 236,117,442    $ 236,875,966
                                                          =============    =============





                (See Notes to Consolidated Financial Statements)
                                       4



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                              Three Months Ended
                                                                    June 30,
                                                                    --------
                                                              2000            1999
                                                         ------------    ------------
Cash flows from operating activities
Increase in net assets from operations                   $      4,486    $  5,876,143
Adjustments to reconcile increase in net assets
  from operations to net cash provided (used) by
  operating activities:
  Depreciation and amortization                                 7,221           6,975
  Net pension benefit                                        (108,996)        (77,906)
  Net realized and unrealized (gain) loss
     on investments                                            20,890      (5,328,733)
  (Increase) decrease in receivables                          108,940         (61,321)
  Increase in other assets                                    (29,703)        (24,282)
  Decrease in accrued interest
     and other liabilities                                   (185,137)       (181,361)
  Decrease in accrued pension cost                            (52,487)           --
  Deferred income taxes                                        56,493          27,300
                                                         ------------    ------------
  Net cash provided (used) by operating activities           (178,293)        236,815
                                                         ------------    ------------

Cash flows from investing activities
Proceeds from disposition of investments                    7,046,708      12,885,369
Purchases of securities                                   (10,109,051)       (400,000)
Maturities of securities                                      240,000         840,000
                                                         ------------    ------------
Net cash provided (used) by investing activities           (2,822,343)     13,325,369
                                                         ------------    ------------



Cash flows from financing activities
Decrease in note payable to bank                          (60,000,000)           --
Increase in notes payable to subsidiaries                   4,500,000            --
Distributions from undistributed net investment income       (763,010)       (763,010)
                                                         ------------    ------------
Net cash used by financing activities                     (56,263,010)       (763,010)
                                                         ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                             (59,263,646)     12,799,174
Cash and cash equivalents at beginning
  of period                                                63,986,715       6,050,443
                                                         ------------    ------------
Cash and cash equivalents at end of period               $  4,723,069    $ 18,849,617
                                                         ============    ============


Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                               $    361,104    $    199,452
  Income taxes                                           $          0    $     10,500





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

        The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

2.      Summary of Per Share Information

                                                           Three Months Ended
                                                                 June 30
                                                                 -------
                                                           2000        1999
                                                          --------    --------
Investment income                                         $    .15    $    .23
Operating expenses                                            (.07)       (.05)
Interest expense                                              (.07)       (.03)
Income taxes                                                  (.01)       (.01)
                                                          --------    --------
Net investment income                                            -         .14
Net realized gain on investments                               .38        1.34
Net increase (decrease) in unrealized appreciation
  of investments                                              (.38)        .06
Distributions from undistributed
  net investment income                                       (.20)       (.20)
                                                          --------    --------
Net increase (decrease) in net asset value                    (.20)       1.34
Net asset value:
  Beginning of period                                        62.09       67.16
                                                          --------    --------
  End of period                                             $61.89      $68.50
                                                          ========    ========

Shares outstanding at end of period
  (000s omitted)                                            3,815       3,815

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at June 30, 2000 was $236,117,442, equivalent to $61.89 per share after deducting an allowance of $21.50 per share for deferred taxes on net unrealized appreciation. Assuming reinvestment of all dividends and tax credits on retained long term capital gains, this represents a decrease of 9.3% during the past twelve months and basically no change during the past three months.

                                             June 30,         June 30,
                                               2000             1999
                                               ----             ----
                  Net assets              $236,117,442     $261,345,098
                  Shares outstanding         3,815,051        3,815,051
                  Net assets per share          $61.89           $68.50

         Interest income in the three months ended June 30, 2000 decreased from the year-ago period primarily because of the suspension of interest accruals related to one of our portfolio companies. During the three months ended June 30, 2000 and 1999, the Company recorded dividend income from the following sources:

                                                           Three Months Ended
                                                                June 30
                                                                -------
                                                          2000          1999
                                                        ---------     ---------
                  AT&T                                  $  29,314     $  29,314
                  Alamo Group Inc.                        169,278       292,600
                  Kimberly-Clark Corporation               20,839        20,067
                  TCI Holdings, Inc./Westmarc
                     Communications, Inc.                  20,318        20,318
                  Other                                    48,587        41,020
                                                        ---------     ---------
                                                        $ 288,336     $ 403,319
                                                        =========     =========

         Interest expense in the three months ended June 30, 2000 increased from the year-ago period due to borrowings from subsidiaries. Other operating expenses in the three months ended June 30, 2000 increased from the year-ago period primarily due to legal fees incurred related to documentation of the exchange of an investment.

         During the three months ended June 30, 2000, the Company reported a realized gain before income taxes of $2,219,663 including a gain of $5,973,990 on our investment in Amfibe, Inc. and a loss of $4,329,835 on our investment in Dyntec, Inc. It should be noted that a realized gain before income taxes occurs when an appreciated portfolio security is sold to realize a gain and a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized." Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related changes in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                                     Three Months Ended
                                                           June 30
                                                           -------
                                                   2000              1999
                                                 ---------         ---------
             AT&T                               (3,306,142)          346,993
             AT&T-Liberty Media Group           (3,577,582)        3,541,206
             Alamo Group Inc.                    1,410,000                 -
             Dyntec, Inc.                                -        (3,749,998)
             Encore Wire Corporation            (2,725,000)                -
             iChoose, Inc.                      (1,100,000)                -
             Mail-Well, Inc.                             -         2,097,000
             Media Recovery, Inc.                5,000,000                 -
             Mylan Laboratories, Inc.           (1,202,681)         (120,268)
             PETsMART, Inc.                        204,444         1,431,106
             The RectorSeal Corporation          3,500,000                 -
             Skylawn Corporation                 3,000,000                 -

         During  the  quarter  ended  June  30,  2000,   the  Company  made  new
investments of $8,600,006 and additional investments of $1,509,045 in existing portfolio companies.

       On April 3, 2000, the Company repaid the $60,000,000 note payable to bank from its cash and cash equivalents.

         The Company has agreed, subject to certain conditions, to invest up to $3,828,125 in four portfolio companies.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

       The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not affected by foreign currency fluctuations.

       The Company's investment in portfolio securities consists of fixed rate debt securities which totalled $11,641,971 at June 30, 2000, equivalent to 3.57% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in our portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

                                          CAPITAL SOUTHWEST CORPORATION


Date:        August 11, 2000              By:  /s/ William R. Thomas
      ---------------------------             -----------------------------
                                              William R. Thomas, President



Date:        August 11, 2000              By:   /s/ Tim Smith
      ---------------------------             -----------------------------
                                              Tim Smith, Vice President and
                                              Secretary-Treasurer