Form 10-Q
period 2000-09-30
CAPITAL SOUTHWEST CORP
filed 2000-11-03
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


               For the quarterly period ended September 30, 2000
                         Commission File Number: 814-61


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

      3,815,051 shares of Common Stock, $1 Par Value as of October 31, 2000



                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                September 30, 2000    March 31, 2000
                                                      ------------------    --------------
                                                          (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: September 30, 2000 - $23,140,865,
         March 31, 2000  - $23,380,865)                  $ 209,123,759      $ 200,608,759
      Companies 5% to 25% owned
        (Cost: September 30, 2000 - $23,579,414
        March 31, 2000 - $22,579,414)                       22,760,505         22,760,506
      Companies less than 5% owned
        (Cost: September 30, 2000 - $43,586,664
        March 31, 2000 - $39,042,158)                       90,320,044        100,259,870
                                                         -------------      -------------
      Total investments
        (Cost: September 30, 2000- $90,306,943,
        March 31, 2000 - $85,002,437)                      322,204,308        323,629,135
Cash and cash equivalents                                    5,211,868         63,986,715
Receivables                                                    330,796            238,594
Other assets                                                 5,054,669          4,731,360
                                                         -------------      -------------
      Totals                                             $ 332,801,641      $ 392,585,804
                                                         =============      =============

Liabilities and Shareholders' Equity

Notes payable to bank                                    $   5,000,000      $  60,000,000
Notes payable to subsidiary                                  4,500,000          5,000,000
Accrued interest and other liabilities                       2,111,779          2,220,753
Income taxes payable                                           566,540               --
Deferred income taxes                                       81,197,512         83,489,085
Subordinated debenture                                       5,000,000          5,000,000
                                                         -------------      -------------
      Total liabilities                                     98,375,831        155,709,838
                                                         -------------      -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,252,416 shares
        at September 30, 2000 and March 31, 2000             4,252,416          4,252,416
      Additional capital                                     6,450,747          6,450,747
      Undistributed net investment income                    4,366,061          4,117,104
      Undistributed net realized gain on investments        75,055,521         73,613,301
      Unrealized appreciation of investments -
        net of deferred income taxes                       151,334,367        155,475,700
      Treasury stock - at cost (437,365 shares)             (7,033,302)        (7,033,302)
                                                         -------------      -------------
      Net assets at market or fair value, equivalent
        to $61.45 per share at September 30, 2000,
        and $62.09 per share at March 31, 2000, on the
        3,815,051 shares outstanding                       234,425,810        236,875,966
                                                         -------------      -------------
      Totals                                             $ 332,801,641      $ 392,585,804
                                                         =============      =============


                (See Notes to Consolidated Financial Statements)



                         CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Statements of Operations
                     -------------------------------------
                                  (Unaudited)

                                                Three Months Ended               Six Months Ended
                                                   September 30                    September 30
                                                   ------------                    ------------
                                                2000            1999            2000            1999
                                                ----            ----            ----            ----
Investment income:
     Interest                              $    159,801    $    189,176    $    326,321    $    520,464
     Dividends                                1,188,336         720,320       1,476,672       1,123,639
     Management and directors' fees             128,600         121,600         267,700         280,676
                                           ------------    ------------    ------------    ------------
                                              1,476,737       1,031,096       2,070,693       1,924,779
                                           ------------    ------------    ------------    ------------

Operating expenses:
     Interest                                   282,474         107,274         535,020         209,282
     Salaries                                   188,750         166,254         362,000         329,877
     Net pension expense (benefit)             (134,088)       (140,086)       (243,084)       (217,992)
     Other operating expenses                   124,304         125,974         319,591         257,222
                                           ------------    ------------    ------------    ------------
                                                461,440         259,416         973,527         578,389
                                           ------------    ------------    ------------    ------------

Income before income taxes                    1,015,297         771,680       1,097,166       1,346,390
Income tax expense                               28,706          49,000          85,199          76,300
                                           ------------    ------------    ------------    ------------

Net investment income                      $    986,591    $    722,680    $  1,011,967    $  1,270,090
                                           ============    ============    ============    ============

Proceeds from disposition of investments   $       --      $  2,007,144    $  7,046,708    $ 14,892,513
Cost of investments sold                           --           608,000       4,827,045       5,662,000
                                           ------------    ------------    ------------    ------------
Realized gain on investments before
   income taxes                                    --         1,399,144       2,219,663       9,230,513
Income tax expense                                 --           489,701         777,443       3,230,680
                                           ------------    ------------    ------------    ------------

Net realized gain on investments                   --           909,443       1,442,220       5,999,833
                                           ------------    ------------    ------------    ------------

Decrease in unrealized appreciation
  of investments before income taxes         (4,121,223)    (39,111,361)     (6,729,333)    (38,744,018)
Decrease in deferred income taxes on
  appreciation of investments                (1,443,000)    (13,689,000)     (2,588,000)    (13,560,000)
                                           ------------    ------------    ------------    ------------
Net decrease in unrealized
   appreciation of investments               (2,678,223)    (25,422,361)     (4,141,333)    (25,184,018)
                                           ------------    ------------    ------------    ------------

Net realized and unrealized loss on
   investments                             $ (2,678,223)   $(24,512,918)   $ (2,699,113)   $(19,184,185)
                                           ============    ============    ============    ============

Decrease in net assets from
   operations                              $ (1,691,632)   $(23,790,238)   $ (1,687,146)   $(17,914,095)
                                           ============    ============    ============    ============


                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                              Six Months Ended      Year Ended
                                             September 30, 2000   March 31, 2000
                                             ------------------   --------------
                                                 (Unaudited)

Operations
      Net investment income                    $   1,011,967      $   1,662,930
      Net realized gain on investments             1,442,220          6,019,892
      Net decrease in unrealized
        appreciation of investments               (4,141,333)       (24,749,790)
                                               -------------      -------------
      Decrease in net assets from operations      (1,687,146)       (17,066,968)

Distributions from:
      Undistributed net investment income           (763,010)        (2,289,031)
                                               -------------      -------------

      Decrease in net assets                      (2,450,156)       (19,355,999)

Net assets, beginning of period                  236,875,966        256,231,965
                                               -------------      -------------

Net assets, end of period                      $ 234,425,810      $ 236,875,966
                                               =============      =============





                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                           Three Months Ended              Six  Months Ended
                                                              September 30                    September 30
                                                              ------------                    ------------
                                                           2000            1999            2000            1999
                                                           ----            ----            ----            ----
Cash flows from operating activities
Decrease in net assets from operations                $ (1,691,632)   $(23,790,238)   $ (1,687,146)   $(17,914,095)
Adjustments to reconcile decrease
  in net assets from operations to net cash
  provided  by operating activities:
  Depreciation and amortization                              7,242           7,184          14,463          14,159
  Net pension benefit                                     (134,088)       (140,086)       (243,084)       (217,992)
  Net realized and unrealized loss
     on investments                                      2,678,223      24,512,918       2,699,113      19,184,185
  (Increase) decrease in receivables                      (201,142)         80,701         (92,202)         19,380
  (Increase) decrease in other assets                       10,891           2,777         (18,812)        (21,505)
  Increase (decrease) in accrued interest
     and other liabilities                                 105,586         102,311         (79,551)        (79,050)
  Decrease in accrued pension cost                         (52,487)           --          (104,974)           --
  Deferred income taxes                                     28,706          49,000          85,199          76,300
                                                      ------------    ------------    ------------    ------------
Net cash provided by operating activities                  751,299         824,567         573,006       1,061,382
                                                      ------------    ------------    ------------    ------------

Cash flows from investing activities
Proceeds from disposition of investments                      --         2,007,144       7,046,708      14,892,513
Purchases of securities                                   (262,500)     (6,340,047)    (10,371,551)     (6,740,047)
Maturities of securities                                      --              --           240,000         840,000
                                                      ------------    ------------    ------------    ------------
Net cash provided (used) by investing
  activities                                              (262,500)     (4,332,903)     (3,084,843)      8,992,466
                                                      ------------    ------------    ------------    ------------

Cash flows from financing activities
Increase (decrease) in notes payable to bank             5,000,000      25,000,000     (55,000,000)     25,000,000
Increase (decrease) in notes payable to
  subsidiaries                                          (5,000,000)           --          (500,000)           --
Distributions from undistributed net
  investment income                                           --              --          (763,010)       (763,010)
                                                      ------------    ------------    ------------    ------------
Net cash provided (used) by financing activities              --        25,000,000     (56,263,010)     24,236,990
                                                      ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                              488,799      21,491,664     (58,774,847)     34,290,838
Cash and cash equivalents at beginning
  of period                                              4,723,069      18,849,617      63,986,715       6,050,443
                                                      ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period            $  5,211,868    $ 40,341,281    $  5,211,868    $ 40,341,281
                                                      ============    ============    ============    ============

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:

  Interest                                            $    177,220    $       --      $    538,324    $    199,452
  Income taxes                                        $       --      $      6,490    $       --      $     16,990



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

2.      Summary of Per Share Information

                                       Three Months Ended     Six Months Ended
                                          September 30          September 30
                                          ------------          ------------
                                         2000       1999       2000       1999
                                         ----       ----       ----       ----
  Investment income                    $   .39    $   .27    $   .54    $   .50
  Operating expenses                      (.05)      (.04)      (.12)      (.09)
  Interest expense                        (.07)      (.03)      (.14)      (.06)
  Income taxes                            (.01)      (.01)      (.02)      (.02)
                                       -------    -------    -------    -------
  Net investment income                    .26        .19        .26        .33
  Net realized gain on investments           -        .24        .38       1.58
  Net decrease in unrealized
    appreciation of investments           (.70)     (6.66)     (1.08)     (6.60)
  Distributions from undistributed
    net investment income                    -          -       (.20)      (.20)
                                       -------    -------    -------    -------
  Net decrease in net asset value         (.44)     (6.23)      (.64)     (4.89)
  Net asset value:
    Beginning of period                  61.89      68.50      62.09      67.16
                                       -------    -------    -------    -------
    End of period                      $ 61.45    $ 62.27    $ 61.45    $ 62.27
                                       =======    =======    =======    =======

  Shares outstanding at end of period
    (000s omitted)                       3,815      3,815      3,815      3,815

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at September 30, 2000 was $234,425,810 equivalent to $61.45 per share after deducting an allowance of $21.12 per share for deferred taxes on net unrealized appreciation. Assuming reinvestment of all dividends and tax credits on retained long term capital gains, this represents an increase of 1.4% during the past twelve months.

                                                September 30,      September 30,
                                                     2000               1999
                                                     ----               ----
           Net assets                           $234,425,810       $237,554,860
           Shares outstanding                      3,815,051          3,815,051
           Net assets per share                       $61.45             $62.27

         Interest income in the six months ended September 30, 2000 decreased from the year-ago period primarily because of a decrease in average idle funds invested. During the six months ended September 30, 2000 and 1999, the Company recorded dividend income from the following sources:

                                                         Six Months Ended
                                                           September 30
                                                           ------------
                                                     2000               1999
                                                     ----               ----
           AT&T                                 $     58,628       $     58,628
           Alamo Group Inc.                          338,556            452,200
           Dennis Tool Company                        24,999             24,999
           Kimberly-Clark Corporation                 41,677             40,134
           The RectorSeal Corporation                480,000            240,000
           Skylawn Corporation                       300,000            150,000
           TCI Holdings, Inc/Westmarc
            Communications, Inc.                      40,635             40,635
           Texas Shredder, Inc.                       20,230             20,230
           The Whitmore Manufacturing Company        120,000             60,000
           Other                                      51,947             36,813
                                                ------------       ------------

                                                $  1,476,672       $  1,123,639
                                                ============       ============

         Interest expense in the six months ended September 30, 2000 increased from the year-ago period due to borrowings from the bank and subsidiaries. Other operating expenses in the six months ended September 30, 2000 increased from the year-ago period primarily due to legal fees incurred related to documentation of the exchange of an investment.

         During the six months ended September 30, 2000, the Company reported a realized gain before income taxes of $2,219,663 including a gain of $5,973,990 on our investment in Amfibe, Inc. and a loss of $4,329,835 on our investment in Dyntec, Inc. It should be noted that a realized gain before income taxes occurs when an appreciated portfolio security is sold to realize a gain and a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized." Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                             Three Months Ended               Six Months Ended
                                                September 30                    September 30
                                                ------------                    ------------
                                            2000            1999            2000            1999
                                            ----            ----            ----            ----
  AT&T/Tele-Communications-            $   (299,801)   $ (1,640,579)   $ (3,605,943)   $ (1,293,586)
    TCI Group
  AT&T-Liberty Media Group/Tele-         (4,149,149)        190,522      (7,726,731)      3,731,728
    Communications LM&TCI
    Ventures Group
  Alamo Group Inc                              --         1,834,053       1,410,000       1,834,053
  All Components, Inc.                    3,450,000       1,975,000       3,450,000       1,975,000
  American Homestar Corporation             140,824      (2,159,294)       (281,647)     (2,534,824)
  Dennis Tool Company                       842,000            --           842,000            --
  Encore Wire Corporation                 2,725,000            --              --              --
  iChoose, Inc.                                --              --        (1,100,000)           --
  International Talk.com, Inc.           (1,000,000)           --        (1,000,000)           --
  Mail-Well, Inc.                        (5,766,000)           --        (5,766,000)      2,097,000
  Media Recovery, Inc.                         --              --         5,000,000            --
  Mylan Laboratories, Inc.                1,130,520      (1,042,324)        (72,161)     (1,162,592)
  Palm Harbor Homes, Inc.                      --       (31,421,000)           --       (31,421,000)
  PETsMART, Inc.                            899,552      (4,231,985)      1,103,996      (2,800,879)
  The RectorSeal Corporation                   --              --         3,500,000            --
  Skylawn Corporation                          --              --         3,000,000            --
  Sprint Corporation-FON Group           (1,597,500)         90,000      (2,425,500)        373,500
  Sprint Corporation-PCS Group             (877,500)        316,125      (1,093,500)        544,500
  Texas Petrochemical Holdings, Inc.           --          (749,999)           --          (749,999)


         During  the  quarter  ended   September  30,  2000,  the  Company  made
additional investments of $262,500 in existing portfolio companies.

         The Company has agreed, subject to certain conditions, to invest up to $4,965,625 in six portfolio companies.



Item 3. Quantitative and Qualitative Disclosure About Market Risk

         The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not affected by foreign currency fluctuations.

         The Company's investment in portfolio securities consists of fixed rate debt securities which totalled $11,948,413 at September 30, 2000, equivalent to 3.7% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in our portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on July 17, 2000, with the following results of elections and approval:

                                                                       Votes Cast
                                                     -----------------------------------------
                                                                    Against/      Abstentions/
                                                        For        Withheld         Non-Votes
                                                     ---------     ---------      ------------
a. The following Directors were elected to serve
   until the next Annual Meeting of Stockholders:

                 Graeme W. Henderson                 3,379,677        4,475          430,899
                 Gary L. Martin                      3,379,309        4,843          430,899
                 James M. Nolan                      3,379,677        4,475          430,899
                 William R. Thomas                   3,379,277        4,875          430,899
                 John H. Wilson                      3,379,677        4,475          430,899

b. KPMG LLP was approved as the Company's
   auditors for the 2001 fiscal year.                3,373,508        5,883          435,660



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

                                      CAPITAL SOUTHWEST CORPORATION



Date:       November 3, 2000          By:   /s/ William R. Thomas
       --------------------------         --------------------------------------
                                            William R. Thomas
                                            President



Date:       November 3, 2000          By:   /s/ Tim Smith
       --------------------------         --------------------------------------
                                            Tim Smith
                                            Vice President & Secretary-Treasurer