Form 10-Q
period 2000-12-31
CAPITAL SOUTHWEST CORP
filed 2001-02-02
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the Quarter Ended December 31, 2000           Commission File Number: 814-61


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

      3,815,051 shares of Common Stock, $1 Par Value as of January 31, 2001


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                         December 31, 2000   March 31, 2000
                                                               -----------------   --------------
                                                                  (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: December 31, 2000 - $23,140,865,
         March 31, 2000 - $23,380,865)                            $201,860,759      $200,608,759
      Companies 5% to 25% owned
        (Cost: December 31, 2000 - $23,731,917,
        March 31, 2000 - $22,579,414)                               18,930,006        22,760,506
      Companies less than 5% owned
        (Cost: December 31, 2000 - $46,832,889,
        March 31, 2000 - $39,042,158)                               89,757,209       100,259,870
                                                                  ------------      ------------
      Total investments
        (Cost: December 31, 2000 - $93,705,671,
        March 31, 2000 - $85,002,437)                              310,547,974       323,629,135
Cash and cash equivalents                                           36,885,931        63,986,715
Receivables                                                            280,710           238,594
Other assets                                                         5,185,676         4,731,360
                                                                  ------------      ------------
      Totals                                                      $352,900,291      $392,585,804
                                                                  ============      ============

Liabilities and Shareholders' Equity

Notes payable to bank                                             $ 40,000,000      $ 60,000,000
Notes payable to subsidiaries                                        7,000,000         5,000,000
Accrued interest and other liabilities                               2,110,203         2,220,753
Deferred income taxes                                               76,045,850        83,489,085
Subordinated debenture                                               5,000,000         5,000,000
                                                                  ------------      ------------
      Total liabilities                                            130,156,053       155,709,838
                                                                  ------------      ------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,252,416 shares
        at December 31, 2000 and March 31, 2000                      4,252,416         4,252,416
      Additional capital                                             6,450,747         6,450,747
      Undistributed net investment income                            3,273,809         4,117,104
      Undistributed net realized gain on investments                74,287,263        73,613,301
      Unrealized appreciation of investments -
        net of deferred income taxes                               141,513,305       155,475,700
      Treasury stock - at cost (437,365 shares)                    (7,033,302)        (7,033,302)
                                                                  -----------       ------------
      Net assets at market or fair value, equivalent
        to $58.39 per share at December 31, 2000,
        and $62.09 per share at March 31, 2000,
        on the 3,815,051 shares outstanding                        222,744,238       236,875,966
                                                                  ------------      ------------
      Totals                                                      $352,900,291      $392,585,804
                                                                  ============      ============


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                           December 31                     December 31
                                                      2000            1999            2000            1999
                                                      ----            ----            ----            ----
Investment income:
     Interest                                    $    111,955    $    260,091    $    438,276    $    780,555
     Dividends                                        772,382         304,378       2,249,054       1,428,017
     Management and directors' fees                   121,108         125,624         388,808         406,300
                                                 ------------    ------------    ------------    ------------
                                                    1,005,445         690,093       3,076,138       2,614,872
                                                 ------------    ------------    ------------    ------------
Operating expenses
     Interest                                         313,701         121,198         848,721         330,480
     Salaries                                         220,209         301,548         582,209         631,425
     Net pension expense (benefit)                   (121,542)       (108,996)       (364,626)       (326,988)
     Other operating expenses                         116,707         216,906         436,298         474,128
                                                 ------------    ------------    ------------    ------------
                                                      529,075         530,656       1,502,602       1,109,045
                                                 ------------    ------------    ------------    ------------
Income before income taxes                            476,370         159,437       1,573,536       1,505,827
Income tax expense                                     42,601          38,100         127,800         114,400
                                                 ------------    ------------    ------------    ------------
Net investment income                            $    433,769    $    121,337    $  1,445,736    $  1,391,427
                                                 ============    ============    ============    ============
Proceeds from disposition of
  investments                                    $    160,669    $       --      $  7,207,377    $ 14,892,513
Cost of investments sold                            1,455,730            --         6,282,775       5,662,000
                                                 ------------    ------------    ------------    ------------
Realized gain (loss) on investments
  before income taxes                              (1,295,061)           --           924,602       9,230,513
Income tax expense (benefit)                         (526,803)        (16,145)        250,640       3,214,535
                                                 ------------    ------------    ------------    ------------

Net realized gain (loss) on investments              (768,258)         16,145         673,962       6,015,978
                                                 ------------    ------------    ------------    ------------

Increase (decrease) in unrealized appreciation
  of investments before income taxes              (15,055,062)      6,120,042     (21,784,395)    (32,623,976)
Increase (decrease) in deferred income taxes
  on appreciation of investments                   (5,234,000)      2,144,000      (7,822,000)    (11,416,000)
                                                 ------------    ------------    ------------    ------------
Net increase (decrease) in unrealized
   appreciation of investments                     (9,821,062)      3,976,042     (13,962,395)    (21,207,976)
                                                 ------------    ------------    ------------    ------------

Net realized and unrealized gain (loss)
  on investments                                 $(10,589,320)   $  3,992,187    $(13,288,433)   $(15,191,998)
                                                 ============    ============    ============    ============
Increase (decrease) in net assets from
  operations                                     $(10,155,551)   $  4,113,524    $(11,842,697)   $(13,800,571)
                                                 ============    ============    ============    ============




                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                             Nine Months Ended    Year Ended
                                             December 31, 2000  March 31, 2000
                                             -----------------  --------------
                                                (Unaudited)

Operations
      Net investment income                    $   1,445,736    $   1,662,930
      Net realized gain on investments               673,962        6,019,892
      Net decrease in unrealized
        appreciation of investments              (13,962,395)     (24,749,790)
                                               -------------    -------------
      Decrease in net assets from operations     (11,842,697)     (17,066,968)

Distributions from:
      Undistributed net investment income         (2,289,031)      (2,289,031)
                                               -------------    -------------

Decrease in net assets                           (14,131,728)     (19,355,999)

Net assets, beginning of period                  236,875,966      256,231,965
                                               -------------    -------------

Net assets, end of period                      $ 222,744,238    $ 236,875,966
                                               =============    =============









                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                                December 31                     December 31
                                                                -----------                     -----------
                                                           2000            1999            2000            1999
                                                           ----            ----            ----            ----
Cash flows from operating activities
Increase (decrease) in net assets from operations     $(10,155,551)   $  4,113,524    $(11,842,697)   $(13,800,571)
Adjustments to reconcile increase (decrease) in
  net assets from operations to net cash provided
  by operating activities:
  Depreciation and amortization                              7,298           7,493          21,761          21,652
  Net pension benefit                                     (121,542)       (108,996)       (364,626)       (326,988)
  Net realized and unrealized (gain) loss on
     investments                                        10,589,320      (3,992,187)     13,288,433      15,191,998
  (Increase) decrease in receivables                        50,086          32,984         (42,116)         52,364
  (Increase) decrease in other assets                       21,174           4,029           2,362         (17,476)
  Increase (decrease) in accrued interest
     and other liabilities                                  12,973          81,435         (66,578)          2,385
  Decrease in accrued pension cost                         (52,488)           --          (157,462)           --
  Deferred income taxes                                     42,601          38,100         127,800         114,400
                                                      ------------    ------------    ------------    ------------
Net cash provided  by operating activities                 393,871         176,382         966,877       1,237,764
                                                      ------------    ------------    ------------    ------------

Cash flows from investing activities
Proceeds from disposition of investments                   160,669            --         7,207,377      14,892,513
Purchases of securities                                 (4,854,456)     (6,450,001)    (15,226,007)    (13,190,048)
Maturities of securities                                      --         2,000,000         240,000       2,840,000
                                                      ------------    ------------    ------------    ------------
Net cash provided (used) by investing activities        (4,693,787)     (4,450,001)     (7,778,630)      4,542,465
                                                      ------------    ------------    ------------    ------------

Cash flows from financing activities
Increase (decrease) in notes payable to bank            35,000,000      10,000,000     (20,000,000)     35,000,000
Increase in notes payable to subsidiaries                2,500,000            --         2,000,000            --
Distributions from undistributed net
  investment income                                     (1,526,021)     (1,526,021)     (2,289,031)     (2,289,031)
                                                      ------------    ------------    ------------    ------------
Net cash provided (used) by financing activities        35,973,979       8,473,979     (20,289,031)     32,710,969
                                                      ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                           31,674,063       4,200,360     (27,100,784)     38,491,198
Cash and cash equivalents at beginning
  of period                                              5,211,868      40,341,281      63,986,715       6,050,443
                                                      ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period            $ 36,885,931    $ 44,541,641    $ 36,885,931    $ 44,541,641
                                                      ============    ============    ============    ============



Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                            $    298,898    $    204,719    $    837,222    $    404,171
  Income taxes                                        $       --      $      6,000    $       --      $     22,990



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

2.      Summary of Per Share Information

                                                   Three Months Ended     Nine Months Ended
                                                       December 31            December 31
                                                       -----------            -----------
                                                     2000      1999         2000      1999
                                                     ----      ----         ----      ----
     Investment income                             $   .26   $   .18      $   .80   $   .68
     Operating expenses                               (.05)     (.11)        (.17)     (.20)
     Interest expense                                 (.08)     (.03)        (.22)     (.09)
     Income taxes                                     (.01)     (.01)        (.03)     (.03)
                                                   -------   --------     -------   -------
     Net investment income                             .12       .03          .38       .36
     Net realized gain (loss) on investments          (.20)        -          .18      1.58
     Net increase (decrease) in unrealized
       appreciation of investments                   (2.58)     1.05        (3.66)    (5.55)
     Distributions from undistributed
       net investment income                          (.40)     (.40)        (.60)     (.60)
                                                   -------   -------      -------   -------
     Net increase (decrease) in net asset value      (3.06)      .68        (3.70)    (4.21)
     Net asset value:
       Beginning of period                           61.45     62.27        62.09     67.16
                                                   -------   -------      -------   -------
       End of period                               $ 58.39   $ 62.95      $ 58.39   $ 62.95
                                                   =======   =======      =======   =======

     Shares outstanding at end of period
       (000s omitted)                                3,815     3,815        3,815     3,815


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Net asset value at December 31, 2000 was $222,744,238, equivalent to $58.39 per share after deducting an allowance of $19.75 per share for deferred taxes on net unrealized appreciation. Assuming reinvestment of all dividends and tax credits on retained long term capital gains, this represents a decrease of 6.2% during the past twelve months and a decrease of 4.9% during the past nine months.

                                        December 31         December 31
                                            2000                1999
                                            ----                ----
              Net assets               $222,744,238        $240,142,363
              Shares outstanding          3,815,051           3,815,051
              Net assets per share           $58.39              $62.95


        Interest income in the nine months ended December 31, 2000 decreased from the year-ago period primarily because of a decrease in average idle funds invested. During the nine months ended December 31, 2000 and 1999, the Company recorded dividend income from the following sources:

                                                        Nine Months Ended
                                                           December 31
                                                           -----------
                                                       2000           1999
                                                       ----           ----
         AT&T                                       $   63,624     $  117,256
         Alamo Group Inc.                              507,834        621,478
         Dennis Tool Company                            37,499         24,999
         Kimberly-Clark Corporation                     62,516         60,200
         The RectorSeal Corporation                    720,000        240,000
         Skylawn Corporation                           508,275        150,000
         TCI Holdings, Inc.                             60,953         60,953
         Texas Shredder, Inc.                           30,345         30,345
         The Whitmore Manufacturing Company            180,000         60,000
         Other                                          78,008         62,786
                                                    ----------     ----------
                                                    $2,249,054     $1,428,017
                                                    ==========     ==========

        Interest expense in the nine months ended December 31, 2000 increased from the year-ago period due to increased borrowings from the bank and subsidiaries.

        During the nine months ended December 31, 2000, the Company reported a realized gain before income taxes of $924,602 including a gain of $5,973,990 on our investment in Amfibe, Inc. and a loss of $4,329,835 on our investment in Dyntec, Inc. It should be noted that a realized gain before income taxes occurs when an appreciated portfolio security is sold to realize a gain and a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
      (Continued)

        Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                           Three Months Ended              Nine Months Ended
                                               December 31                    December 31
                                               -----------                    -----------
                                           2000          1999             2000           1999
                                           ----          ----             ----           ----
AT&T                                   $(1,615,596)  $   974,354     $ (5,221,539)  $   (319,232)
AT&T-Liberty Media Group                (3,175,369)    6,604,767      (10,902,100)    10,336,495
Alamo Group Inc.                                 -      (200,000)       1,410,000      1,634,053
All Components, Inc.                             -             -        3,450,000      1,975,000
American Homestar Corporation             (583,094)       23,470         (864,741)    (2,511,354)
Balco, Inc.                                      -    (2,023,680)               -     (2,023,680)
CDC Technologies, Inc.                     629,995    (2,999,156)         629,995     (2,999,156)
Dennis Tool Company                        588,000      (600,000)       1,430,000       (600,000)
Encore Wire Corporation                 (1,363,000)            -       (1,363,000)             -
Global Crossing Ltd./Frontier Corp.     (1,072,038)    1,505,672       (1,710,443)     1,582,426
Kimberly-Clark Corporation               1,148,245       979,221        1,133,774      1,350,650
Mail-Well, Inc.                           (524,000)            -       (6,290,000)     2,097,000
Media Recovery, Inc.                     5,000,000     2,585,000       10,000,000      2,585,000
Palm Harbor Homes, Inc.                 (7,855,000)            -       (7,855,000)   (31,421,000)
PETsMART, Inc.                          (1,185,773)    1,247,106          (81,777)    (1,553,773)
The RectorSeal Corporation                       -             -        3,500,000              -
Rewind Holdings, Inc.                   (1,000,000)   (1,825,001)      (1,000,000)    (2,200,000)
Skylawn Corporation                              -             -        3,000,000              -
Sprint Corporation-FON Group              (648,000)      940,500       (3,073,500)     1,314,000
Sprint Corporation-PCS Group              (528,750)      502,875       (1,622,250)     1,047,375
Sprockets.com, Inc.                     (1,249,999)            -       (1,249,999)             -
Vonova Corporation                      (1,999,998)            -       (2,999,998)             -


        During the quarter ended December 31, 2000, the Company made new investments of $100,000 and additional investments of $4,754,456 in existing portfolio companies.

        On January 2, 2001, the Company repaid $35,000,000 of the $40,000,000 notes payable to bank from its cash and cash equivalents.

        The Company has agreed, subject to certain conditions, to invest up to $5,203,476 in six portfolio companies.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not affected by foreign currency fluctuations.

        The Company's investment in portfolio securities consists of fixed rate debt securities which totalled $13,538,971 at December 31, 2000, equivalent to 4.36% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in our portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

                                     CAPITAL SOUTHWEST CORPORATION



Date:       February 2, 2001         By:    /s/ William R. Thomas
       -------------------------         ---------------------------------------
                                            William R. Thomas
                                            President



Date:       February 2, 2001         By:    /s/ Tim Smith
       -------------------------         ---------------------------------------
                                            Tim Smith
                                            Vice President & Secretary-Treasurer