Form 10-K
period 2001-03-31
CAPITAL SOUTHWEST CORP
filed 2001-06-15
CIK 17313

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

For the Fiscal Year Ended March 31, 2001          Commission File Number: 814-61

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 2001 was $115,062,421, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of May 15, 2001 was 3,815,051.

   Documents Incorporated by Reference                 Part of Form 10-K
   -----------------------------------                 -----------------

(1)  Annual Report to Shareholders for                 Parts I and II; and
       the Year Ended March 31, 2001              Part IV, Item 14(a)(1) and (2)

(2)  Proxy Statement for Annual Meeting of                  Part III
     Shareholders to be held July 16, 2001

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
         Item 1.  Business....................................................1
         Item 2.  Properties..................................................1
         Item 3.  Legal Proceedings...........................................1
         Item 4.  Submission of Matters to a Vote of Security Holders.........1

PART II
         Item 5.  Market for Registrant's Common Equity and Related
                    Stockholder Matters.......................................2
         Item 6.  Selected Financial Data.....................................2
         Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................2
         Item 7A. Quantitative and Qualitative Disclosure About
                    Market Risk...............................................2
         Item 8.  Financial Statements and Supplementary Data.................2
         Item 9.  Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure.......................3

PART III
         Item 10. Directors and Executive Officers of the Registrant..........3
         Item 11. Executive Compensation......................................4
         Item 12. Security Ownership of Certain Beneficial Owners
                    and Management............................................4
         Item 13. Certain Relationships and Related Transactions..............4

PART IV
         Item 14. Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K ......................................4

Signatures ...................................................................5

Exhibit Index ................................................................6

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

         The twelve largest investments of the Company had a combined cost of $50,379,546 and a value of $274,620,768, representing 86.9% of the value of the Company's consolidated investment portfolio at March 31, 2001. For a narrative description of the twelve largest investments, see "Twelve Largest Investments - March 31, 2001" on pages 7 through 9 of the Company's Annual Report to Shareholders for the Year Ended March 31, 2001 (the "2001 Annual Report") which is herein incorporated by reference. Certain of the information presented on the twelve largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' financial statements, which in some instances is unaudited.

         The Company competes for attractive investment opportunities with venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.

         The number of persons employed by the Company at March 31, 2001 was seven.

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

Item 4.       Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

                                     PART II

Item 5.       Market  for  Registrant's  Common  Equity  and Related Stockholder
              Matters

         Information set forth under the captions "Shareholder Information - Shareholders, Market Prices and Dividends" on page 32 of the 2001 Annual Report is herein incorporated by reference.


Item 6.       Selected Financial Data

         "Selected Consolidated Financial Data" on page 31 of the 2001 Annual Report is herein incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 28 through 30 of the Company's 2001 Annual Report are herein incorporated by reference.

Item 7A.      Quantitative and Qualitative Disclosure About Market Risk

         The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not materially affected by foreign currency fluctuations.

         The Company's investment in portfolio securities consists of fixed rate debt securities which totaled $12,432,971 at March 31, 2001, equivalent to 3.94% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in our portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 8.       Financial Statements and Supplementary Data

         Pages 10 through 27 of the Company's 2001 Annual Report are herein incorporated by reference. See also Item 14 of this Form 10-K - "Exhibits, Financial Statement Schedules, and Reports on Form 8-K".


         Selected Quarterly Financial Data (Unaudited)
         ---------------------------------

         The   following   presents  a  summary  of  the   unaudited   quarterly
consolidated financial information for the years ended March 31, 2001 and 2000.

                                                    First      Second       Third      Fourth
                                                   Quarter     Quarter     Quarter     Quarter      Total
                                                  --------    --------    --------    --------    --------
                                                          (In thousands, except per share amounts)
2001
----
    Net investment income                         $     25    $    987    $    434    $    277    $  1,723
    Net realized gain (loss) on investments          1,442        --          (768)     (3,905)     (3,231)
    Net increase (decrease) in unrealized
        appreciation of investments                 (1,463)     (2,678)     (9,821)      7,492      (6,470)
    Net increase (decrease) in net assets from
       operations                                        4      (1,691)    (10,155)      3,864      (7,978)
    Net increase (decrease) in net assets from
       operations per share                           --         (0.44)      (2.66)       1.01       (2.09)

2000
----
    Net investment income                         $    547    $    723    $    121    $    272    $  1,663
    Net realized gain on investments                 5,090         910          16           4       6,020
    Net increase (decrease)  in unrealized
       appreciation of investments                     239     (25,423)      3,976      (3,542)    (24,750)
    Net increase (decrease) in net assets
       from operations                               5,876     (23,790)      4,113      (3,266)    (17,067)
    Net increase (decrease)in net assets from
       operations per share                           1.54       (6.23)       1.08       (0.86)      (4.47)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for Annual Meeting of Shareholders to be held July 16, 2001, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or about June 8, 2001 (the "2001 Proxy Statement") is herein incorporated by reference.

Executive Officers of the Registrant

         The officers of the Company, together with the offices in the Company presently held by them, their business experience during the last five years and their ages are as follows:

     Patrick F. Hamner, age 45, has served as Vice President of the Company since 1986 and was an investment associate with the Company from 1982 to 1986.

     Gary L. Martin, age 54, has been a director of the Company since July 1988 and has served as Vice President of the Company since 1984. He previously served as Vice President of the Company from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned subsidiary of the Company.

     Tim Smith, age 40, has served as Vice President and Secretary of the Company since 1993, Treasurer of the Company since January 1990 and was an investment associate with the Company from July 1989 to January 1990.

     William R. Thomas, age 72, has served as Chairman of the Board of Directors of the Company since 1982 and President of the Company since 1980. In addition, he has been a director of the Company since 1972 and was previously Senior Vice President of the Company from 1969 to 1980.

         No family relationship exists between any of the above-listed officers, and there are no arrangements or understandings between any of them and any other person pursuant to which they were selected as an officer. All officers are elected to hold office for one year, subject to earlier termination by the Company's board of directors.

Item 11.      Executive Compensation

         The information set forth under the caption "Compensation of Directors and Executive Officers" in the 2001 Proxy Statement is herein incorporated by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Election of Directors" in the 2001 Proxy Statement is herein incorporated by reference.

Item 13.      Certain Relationships and Related Transactions

         There were no relationships or transactions within the meaning of this item during the fiscal year ended March 31, 2001 or proposed for the fiscal year ending March 31, 2002.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1) The following financial statements included in pages 10 through 27 of the Company's 2001 Annual Report are herein incorporated by reference:

         (A) Portfolio of Investments - March 31, 2001
             Consolidated  Statements  of  Financial  Condition - March 31, 2001
              and 2000
             Consolidated Statements of Operations - Years Ended March 31, 2001,
              2000 and 1999
             Consolidated Statements of Changes  in  Net  Assets -  Years  Ended
              March 31, 2001, 2000 and 1999
             Consolidated Statements of Cash Flows - Years Ended March 31, 2001,
              2000 and 1999

         (B) Notes to Consolidated Financial Statements

         (C) Notes to Portfolio of Investments

         (D) Selected Per Share Data and Ratios

         (E) Independent Auditors' Report

   (a)(2) All schedules are omitted because they are not applicable or not required, or the information is otherwise supplied.

   (a)(3)  See the Exhibit Index on page 6.

   (b) The Company filed no reports on Form 8-K during the three months ended March 31, 2001.

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

Date:  June 15, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                      Title                         Date
          ---------                      -----                         ----


  /s/ William R. Thomas
---------------------------     President and Chairman             June 15, 2001
     (William R. Thomas)        of the Board and Director


   /s/ Gary L. Martin
---------------------------     Director                           June 15, 2001
      (Gary L. Martin)


 /s/ Graeme W. Henderson
---------------------------     Director                           June 15, 2001
    (Graeme W. Henderson)


    /s/ James M. Nolan
---------------------------     Director                           June 15, 2001
       (James M. Nolan)


    /s/ John H. Wilson
---------------------------     Director                           June 15, 2001
       (John H. Wilson)


       /s/ Tim Smith
---------------------------    Vice President and                  June 15, 2001
          (Tim Smith)          Secretary-Treasurer
                               (Financial and Accounting Officer)

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

      10.10                Capital Southwest Corporation 1999 Stock Option Plan.


    Exhibit No.                               Description
    -----------                               -----------

      13.  *               Annual  Report to  Shareholders  for the fiscal  year
                           ended March 31, 2001.

      21.                  List of subsidiaries of the Company.

      23.  *               Independent Auditors' Consent.