Form 10-Q
period 2001-06-30
CAPITAL SOUTHWEST CORP
filed 2001-08-10
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the Quarter Ended June 30, 2001               Commission File Number: 814-61


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

       3,815,051 shares of Common Stock, $1 Par Value as of July 31, 2001


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                    June 30, 2001    March 31, 2001
                                                          -------------    --------------
                                                           (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: June 30, 2001 - $23,194,865,
         March 31, 2001 - $23,140,865)                    $ 223,542,759    $ 205,273,759
      Companies 5% to 25% owned
        (Cost: June 30, 2001 - $17,642,756,
        March 31, 2001 - $17,642,756)                        21,209,004       19,623,004
      Companies less than 5% owned
        (Cost: June 30, 2001 - $47,111,954,
        March 31, 2001 - $46,818,025)                        94,766,735       91,020,746
                                                          -------------    -------------
      Total investments
        (Cost:  June 30, 2001 - $87,949,575,
        March 31, 2001 - $87,601,646)                       339,518,498      315,917,509
Cash and cash equivalents                                    61,804,775        1,137,767
Receivables                                                     135,591          264,377
Other assets                                                  5,517,078        5,348,315
                                                          -------------    -------------
      Totals                                              $ 406,975,942    $ 322,667,968
                                                          =============    =============

Liabilities and Shareholders' Equity

Notes payable to bank                                     $  66,500,000    $   5,000,000
Notes payable to portfolio companies                          6,000,000        6,000,000
Accrued interest and other liabilities                        1,981,011        2,135,052
Deferred income taxes                                        85,909,903       77,924,303
Subordinated debenture                                        5,000,000        5,000,000
                                                          -------------    -------------
      Total liabilities                                     165,390,914       96,059,355
                                                          -------------    -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,252,416 shares
        at June 30, 2001 and March 31, 2001                   4,252,416        4,252,416
      Additional capital                                      6,450,747        6,450,747
      Undistributed net investment income                     3,216,928        3,550,573
      Undistributed net realized gain on investments         70,382,314       70,382,314
      Unrealized appreciation of investments -
        net of deferred income taxes                        164,315,925      149,005,865
      Treasury stock - at cost (437,365 shares)              (7,033,302)      (7,033,302)
                                                          -------------    -------------
      Net assets at market or fair value, equivalent
        to $63.32 per share at June 30, 2001, and
        $59.40 per share at March 31, 2001 on the
        3,815,051 shares outstanding                        241,585,028      226,608,613
                                                          -------------    -------------
      Totals                                              $ 406,975,942    $ 322,667,968
                                                          =============    =============





                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)


                                                         Three Months Ended
                                                              June 30,
                                                        2001            2000
                                                        ----            ----

Investment income:
     Interest                                      $     91,258    $    166,520
     Dividends                                          705,879         288,336
     Management and directors' fees                     139,100         139,100
                                                   ------------    ------------
                                                        936,237         593,956
                                                   ------------    ------------
Operating expenses:
     Interest                                           271,801         252,546
     Salaries                                           193,333         173,250
     Net pension benefit                               (121,542)       (108,996)
     Other operating expenses                           120,680         195,287
                                                   ------------    ------------
                                                        464,272         512,087
                                                   ------------    ------------

Income before income taxes                              471,965          81,869
Income tax expense                                       42,600          56,493
                                                   ------------    ------------

Net investment income                              $    429,365    $     25,376
                                                   ============    ============

Proceeds from disposition of investments           $       --      $  7,046,708
Cost of investments sold                                   --         4,827,045
                                                   ------------    ------------
Realized gain on investments before income taxes           --         2,219,663
Income tax expense                                         --           777,443
                                                   ------------    ------------

Net realized gain on investments                           --         1,442,220
                                                   ------------    ------------

Increase (decrease) in unrealized appreciation
  of investments before income taxes                 23,253,060      (2,608,110)
Increase (decrease) in deferred income
  taxes on appreciation of investments                7,943,000      (1,145,000)
                                                   ------------    ------------

Net increase (decrease) in unrealized
  appreciation of investments                        15,310,060      (1,463,110)
                                                   ------------    ------------

Net realized and unrealized gain (loss)
  on investments                                   $ 15,310,060    $    (20,890)
                                                   ============    ============

Increase in net assets from operations             $ 15,739,425    $      4,486
                                                   ============    ============






                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                           Three Months Ended       Year Ended
                                                              June 30, 2001       March 31, 2001
                                                              -------------       --------------
                                                               (Unaudited)

Operations
      Net investment income                                   $     429,365       $   1,722,500
      Net realized loss on investments                                 --            (3,230,987)
      Net increase (decrease) in unrealized appreciation
        of investments                                           15,310,060          (6,469,835)
                                                              -------------       -------------
      Increase (decrease) in net assets from operations          15,739,425          (7,978,322)

Distributions from:
      Undistributed net investment income                          (763,010)         (2,289,031)
                                                              -------------       -------------

       Increase (decrease) in net assets                         14,976,415         (10,267,353)

Net assets, beginning of period                                 226,608,613         236,875,966
                                                              -------------       -------------

Net assets, end of period                                     $ 241,585,028       $ 226,608,613
                                                              =============       =============








                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                               Three Months Ended
                                                                    June 30,
                                                              2001            2000
                                                              ----            ----
Cash flows from operating activities
Increase in net assets from operations                   $ 15,739,425    $      4,486
Adjustments to reconcile increase in net assets
  from operations to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                 5,821           7,221
  Net pension benefit                                        (121,542)       (108,996)
  Net realized and unrealized (gain) loss
     on investments                                       (15,310,060)         20,890
  Decrease in receivables                                     128,786         108,940
  Increase in other assets                                    (15,104)        (29,703)
  Decrease in accrued interest
     and other liabilities                                   (139,492)       (185,137)
  Decrease in accrued pension cost                            (52,487)        (52,487)
  Deferred income taxes                                        42,600          56,493
                                                         ------------    ------------
  Net cash provided by (used in) operating activities         277,947        (178,293)
                                                         ------------    ------------

Cash flows from investing activities
Proceeds from disposition of investments                         --         7,046,708
Purchases of securities                                      (497,929)    (10,109,051)
Maturities of securities                                      150,000         240,000
                                                         ------------    ------------
Net cash used in investing activities                        (347,929)     (2,822,343)
                                                         ------------    ------------

Cash flows from financing activities
Increase (decrease) in notes payable to bank               61,500,000     (60,000,000)
Increase in notes payable to portfolio companies                 --         4,500,000
Distributions from undistributed net investment income       (763,010)       (763,010)
                                                         ------------    ------------
Net cash provided by (used in) financing activities        60,736,990     (56,263,010)
                                                         ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                              60,667,008     (59,263,646)
Cash and cash equivalents at beginning
  of period                                                 1,137,767      63,986,715
                                                         ------------    ------------
Cash and cash equivalents at end of period               $ 61,804,775    $  4,723,069
                                                         ============    ============


Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                               $    353,874    $    361,104
  Income taxes                                           $          0    $          0




                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying consolidated financial statements, which include the accounts of Capital Southwest Corporation and its wholly-owned small business investment company subsidiary (the "Company"), have been prepared on the value basis in accordance with accounting principles generally accepted in the United States of America for investment companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2001. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.


2.       Summary of Per Share Information
                                                            Three Months Ended
                                                                  June 30
                                                                  -------
                                                             2001        2000
                                                             ----        ----
Investment income                                          $    .24    $    .15
Operating expenses                                             (.05)       (.07)
Interest expense                                               (.07)       (.07)
Income taxes                                                   (.01)       (.01)
                                                           --------    --------
Net investment income                                           .11           -
Net realized gain on investments                                  -         .38
Net increase (decrease) in unrealized appreciation
  of investments                                               4.01        (.38)
Distributions from undistributed
  net investment income                                        (.20)       (.20)
                                                           --------    --------
Net increase (decrease) in net asset value                     3.92        (.20)
Net asset value:
  Beginning of period                                         59.40       62.09
                                                           --------    --------
  End of period                                            $  63.32    $  61.89
                                                           ========    ========

Shares outstanding at end of period
  (000s omitted)                                              3,815       3,815

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at June 30, 2001 was $241,585,028, equivalent to $63.32 per share after deducting an allowance of $22.87 per share for deferred taxes on net unrealized appreciation. Assuming reinvestment of all dividends, this represents an increase of 3.4% during the past twelve months and 6.9% during the past three months.

                                                      June 30,         June 30,
                                                        2001             2000
                                                        ----             ----
                  Net assets                       $241,585,028     $236,117,442
                  Shares outstanding                  3,815,051        3,815,051
                  Net assets per share                   $63.32           $61.89

         Interest income in the three months ended June 30, 2001 decreased from the year-ago period primarily because of a decrease in average idle funds invested. During the three months ended June 30, 2001 and 2000, the Company recorded dividend income from the following sources:

                                                           Three Months Ended
                                                                June 30
                                                                -------
                                                           2001          2000
                                                           ----          ----
                  AT&T Corp.                            $    4,997    $   29,314
                  Alamo Group Inc.                         169,278       169,278
                  Kimberly-Clark Corporation                21,610        20,839
                  The RectorSeal Corporation               240,000             -
                  Skylawn Corporation                      150,000             -
                  TCI Holdings, Inc.                        20,318        20,318
                  The Whitmore Manufacturing Company        60,000             -
                  Other                                     39,676        48,587
                                                        ----------    ----------
                                                        $  705,879    $  288,336
                                                        ==========    ==========


         Interest expense in the three months ended June 30, 2001 increased from the year-ago period due to increased borrowings from the bank. Other operating expenses in the three months ended June 30, 2001 decreased from the year-ago period primarily due to legal fees incurred in the prior year related to documentation of the exchange of an investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related changes in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                                     Three Months Ended
                                                           June 30
                                                           -------
                                                   2001                2000
                                                   ----                ----
             AT&T Corp.                             93,271          (3,306,142)
             AT&T-Liberty Media Group            2,364,168          (3,577,582)
             Alamo Group Inc.                            -           1,410,000
             Concert Industries Ltd.             1,430,000                   -
             Encore Wire Corporation             4,086,000          (2,725,000)
             Mail-Well, Inc.                    (1,048,000)                  -
             Media Recovery, Inc.                        -           5,000,000
             Mylan Laboratories, Inc.              292,492          (1,202,681)
             Organized Living, Inc.             (2,500,000)                  -
             Palm Harbor Homes, Inc.            15,710,000                   -
             PETsMART, Inc.                      1,668,262             204,444
             The RectorSeal Corporation          2,500,000           3,500,000
             Skylawn Corporation                         -           3,000,000

         During  the  quarter  ended  June  30,  2001,   the  Company  made  new
investments of $26,000 and additional investments of $471,929 in existing portfolio companies.

         On July 2, 2001, the Company repaid the $60,000,000 note payable to bank from its cash and cash equivalents.

         The Company has agreed, subject to certain conditions, to invest up to $3,686,874 in six portfolio companies.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not affected by foreign currency fluctuations.

         The Company's investment in portfolio securities consists of fixed rate debt securities which totaled $5,497,971 at June 30, 2001, equivalent to 1.62% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in our portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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


                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K
               No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPITAL SOUTHWEST CORPORATION


Date:         August 10, 2001         By:  /s/ William R. Thomas
       ----------------------------      ---------------------------------------
                                         William R. Thomas, President


Date:         August 10, 2001         By:  /s/ Susan K. Hodgson
       ----------------------------      ---------------------------------------
                                         Susan K. Hodgson, Secretary-Treasurer