Form 10-Q
period 2001-09-30
CAPITAL SOUTHWEST CORP
filed 2001-11-02
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             ______________________


               For the quarterly period ended September 30, 2001

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

      3,829,051 shares of Common Stock, $1 Par Value as of October 31, 2001


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                  September 30, 2001     March 31, 2001
                                                        ------------------     --------------
                                                            (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: September 30, 2001 - $23,194,865
         March 31, 2001  - $23,140,865)                   $ 223,893,999        $ 205,273,759
      Companies 5% to 25% owned
        (Cost: September 30, 2001 - $27,167,649
        March 31, 2001 - $17,642,756)                        37,066,001           19,623,004
      Companies less than 5% owned
        (Cost: September 30, 2001 - $37,303,756
        March 31, 2001 - $46,818,025)                        76,479,988           91,020,746
                                                          -------------        -------------
      Total investments
        (Cost: September 30, 2001- $87,666,270
        March 31, 2001 - $87,601,646)                       337,439,988          315,917,509
Cash and cash equivalents                                     1,981,821            1,137,767
Receivables                                                     809,373              264,377
Other assets                                                  5,654,483            5,348,315
                                                          -------------        -------------
      Totals                                              $ 345,885,665        $ 322,667,968
                                                          =============        =============

Liabilities and Shareholders' Equity

Note payable to bank                                      $   6,500,000        $   5,000,000
Notes payable to portfolio companies                          6,500,000            6,000,000
Accrued interest and other liabilities                        2,040,393            2,135,052
Deferred income taxes                                        84,967,745           77,924,303
Subordinated debenture                                        5,000,000            5,000,000
                                                          -------------        -------------
      Total liabilities                                     105,008,138           96,059,355
                                                          -------------        -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,266,416 shares
        at September 30, 2001 and 4,252,416 shares
        at March 31, 2001                                     4,266,416            4,252,416
      Additional capital                                      6,935,497            6,450,747
      Undistributed net investment income                     3,600,260            3,550,573
      Undistributed net realized gain on investments         69,931,936           70,382,314
      Unrealized appreciation of investments -
        net of deferred income taxes                        163,176,720          149,005,865
      Treasury stock - at cost (437,365 shares)              (7,033,302)          (7,033,302)
                                                          -------------        -------------
      Net assets at market or fair value, equivalent
        to $62.91 per share on the 3,829,051 shares
        outstanding at September 30, 2001, and $59.40
        per share on the 3,815,051 shares outstanding
        at March 31, 2001                                   240,877,527          226,608,613
                                                          -------------        -------------
      Totals                                              $ 345,885,665        $ 322,667,968
                                                          =============        =============


                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                            September 30                      September 30
                                                       ---------------------             ---------------------
                                                       2001             2000             2001             2000
                                                       ----             ----             ----             ----
Investment income:
     Interest                                    $      81,901    $     159,801    $     173,159    $     326,321
     Dividends                                         705,879        1,188,336        1,411,758        1,476,672
     Management and directors' fees                    121,148          128,600          260,248          267,700
                                                 -------------    -------------    -------------    -------------
                                                       908,928        1,476,737        1,845,165        2,070,693
                                                 -------------    -------------    -------------    -------------

Operating expenses:
     Interest                                          262,418          282,474          534,219          535,020
     Salaries                                          206,160          188,750          399,493          362,000
     Net pension benefit                              (130,728)        (134,088)        (252,270)        (243,084)
     Other operating expenses                          142,026          124,304          262,706          319,591
                                                 -------------    -------------    -------------    -------------
                                                       479,876          461,440          944,148          973,527
                                                 -------------    -------------    -------------    -------------

Income before income taxes                             429,052        1,015,297          901,017        1,097,166
Income tax expense                                      45,720           28,706           88,320           85,199
                                                 -------------    -------------    -------------    -------------

Net investment income                            $     383,332    $     986,591    $     812,697    $   1,011,967
                                                 =============    =============    =============    =============

Proceeds from disposition of investments         $     783,978    $        --      $     783,978    $   7,046,708
Cost of investments sold                             1,566,234             --          1,566,234        4,827,045
                                                 -------------    -------------    -------------    -------------
Realized gain (loss) on investments
   before income taxes                                (782,256)            --           (782,256)       2,219,663
Income tax expense (benefit)                          (331,878)            --           (331,878)         777,443
                                                 -------------    -------------    -------------    -------------

Net realized gain (loss) on investments               (450,378)            --           (450,378)       1,442,220
                                                 -------------    -------------    -------------    -------------

Increase (decrease) in unrealized appreciation
  of investments before income taxes                (1,795,205)      (4,121,223)      21,457,855       (6,729,333)
Increase (decrease) in deferred income taxes
  on appreciation of investments                      (656,000)      (1,443,000)       7,287,000       (2,588,000)
                                                 -------------    -------------    -------------    -------------
Net increase (decrease) in unrealized
   appreciation of investments                      (1,139,205)      (2,678,223)      14,170,855       (4,141,333)
                                                 -------------    -------------    -------------    -------------

Net realized and unrealized gain (loss)
   on investments                                $  (1,589,583)   $  (2,678,223)   $  13,720,477    $  (2,699,113)
                                                 =============    =============    =============    =============

Increase (decrease) in net assets
   from operations                               $  (1,206,251)   $  (1,691,632)   $  14,533,174    $  (1,687,146)
                                                 =============    =============    =============    =============




                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                           Six Months Ended        Year Ended
                                                          September 30, 2001     March 31, 2001
                                                          ------------------     --------------
                                                              (Unaudited)

Operations
      Net investment income                                 $     812,697        $   1,722,500
      Net realized loss on investments                           (450,378)          (3,230,987)
      Net increase (decrease) in unrealized
        appreciation of investments                            14,170,855           (6,469,835)
                                                            -------------        -------------
      Increase (decrease )in net assets from operations        14,533,174           (7,978,322)

Distributions from:
      Undistributed net investment income                        (763,010)          (2,289,031)

Capital share transactions
      Exercise of stock options                                   498,750                 --
                                                            -------------        -------------

      Increase (decrease) in net assets                        14,268,914          (10,267,353)

Net assets, beginning of period                               226,608,613          236,875,966
                                                            -------------        -------------

Net assets, end of period                                   $ 240,877,527        $ 226,608,613
                                                            =============        =============






                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                            Three Months Ended                 Six  Months Ended
                                                               September 30                      September 30
                                                               ------------                      ------------
                                                          2001             2000             2001             2000
                                                          ----             ----             ----             ----
Cash flows from operating activities
Increase (decrease) in net assets from operations   $  (1,206,251)   $  (1,691,632)   $  14,533,174    $  (1,687,146)
Adjustments to reconcile increase (decrease)
  in net assets from operations to net cash
  provided  by (used in) operating activities:
  Depreciation and amortization                             5,999            7,242           11,820           14,463
  Net pension benefit                                    (130,728)        (134,088)        (252,270)        (243,084)
  Net realized and unrealized (gain) loss
     on investments                                     1,589,583        2,678,223      (13,720,477)       2,699,113
  Increase in receivables                                (673,782)        (201,142)        (544,996)         (92,202)
  (Increase) decrease in other assets                      12,806           10,891           (2,298)         (18,812)
  Increase (decrease) in accrued interest
     and other liabilities                                 86,386          105,586          (53,106)         (79,551)
  Decrease in accrued pension cost                        (52,486)         (52,487)        (104,973)        (104,974)
  Deferred income taxes                                    45,720           28,706           88,320           85,199
                                                    -------------    -------------    -------------    -------------
Net cash provided by (used in) operating
  activities                                             (322,753)         751,299          (44,806)         573,006
                                                    -------------    -------------    -------------    -------------

Cash flows from investing activities
Proceeds from disposition of investments                  783,978             --            783,978        7,046,708
Purchases of securities                                (1,282,929)        (262,500)      (1,780,858)     (10,371,551)
Maturities of securities                                     --               --            150,000          240,000
                                                    -------------    -------------    -------------    -------------
Net cash used in investing activities                    (498,951)        (262,500)        (846,880)      (3,084,843)
                                                    -------------    -------------    -------------    -------------

Cash flows from financing activities
Increase (decrease) in note payable to bank           (60,000,000)       5,000,000        1,500,000      (55,000,000)
Increase (decrease) in notes payable to
  portfolio companies                                     500,000       (5,000,000)         500,000         (500,000)
Distributions from undistributed net
  investment income                                          --               --           (763,010)        (763,010)
Proceeds from exercise of employee stock
  options                                                 498,750             --            498,750             --
                                                    -------------    -------------    -------------    -------------
Net cash provided by (used in) financing
 activities                                           (59,001,250)            --          1,735,740      (56,263,010)
                                                    -------------    -------------    -------------    -------------

Net increase (decrease) in cash and cash
  equivalents                                         (59,822,954)         488,799          844,054      (58,774,847)
Cash and cash equivalents at beginning
  of period                                            61,804,775        4,723,069        1,137,767       63,986,715
                                                    -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period          $   1,981,821    $   5,211,868    $   1,981,821    $   5,211,868
                                                    =============    =============    =============    =============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                          $     176,452    $     177,220    $     530,326    $     538,324
  Income taxes                                      $        --      $        --      $        --      $        --



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

        The  financial   statements   included  herein  have  been  prepared  in
accordance with accounting principles generally accepted in the United States of
America for interim financial  information and the instructions to Form 10-Q and
Article  6 of  Regulation  S-X.  The  financial  statements  should  be  read in conjunction  with  the  consolidated  financial  statements  and  notes  thereto included in the  Company's  annual  report on Form 10-K for the year ended March
31, 2001.  Certain  information  and  footnotes  normally  included in financial statements prepared in accordance with accounting  principles generally accepted in the United  States of America have been  condensed  or omitted,  although the
Company believes that the disclosures are adequate for a fair presentation.  The
information   reflects  all   adjustments   (consisting   of  normal   recurring
adjustments)  which are,  in the  opinion of  management,  necessary  for a fair presentation of the results of operations for the interim periods.


2.      Summary of Per Share Information
                                                     Three Months Ended            Six Months Ended
                                                        September 30                 September 30
                                                        ------------                 ------------
                                                     2001          2000           2001          2000
                                                     ----          ----           ----          ----
     Investment income                              $  .24        $  .39         $  .48        $  .54
     Operating expenses                               (.06)         (.05)          (.11)         (.12)
     Interest expense                                 (.07)         (.07)          (.14)         (.14)
     Income taxes                                     (.01)         (.01)          (.02)         (.02)
                                                    ------        ------         ------        ------
     Net investment income                             .10           .26            .21           .26
     Net realized gain (loss) on investments          (.12)            -           (.12)          .38
     Net increase (decrease) in unrealized
       appreciation of investments                    (.31)         (.70)          3.70         (1.08)
     Distributions from undistributed
       net investment income                             -             -           (.20)         (.20)
     Exercise of employee stock options (1)           (.08)            -           (.08)            -
                                                    ------        ------         ------        ------
     Net increase (decrease) in net asset value       (.41)         (.44)          3.51          (.64)
     Net asset value:
       Beginning of period                           63.32         61.89          59.40         62.09
                                                    ------        ------         ------        ------
       End of period                                $62.91        $61.45         $62.91        $61.45
                                                    ======        ======         ======        ======

     Shares outstanding at end of period
       (000s omitted)                                3,829         3,815          3,829         3,815


(1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Net asset value at September 30, 2001 was $240,877,527 equivalent to $62.91 per share after deducting an allowance of $22.62 per share for deferred taxes on net unrealized appreciation. Assuming reinvestment of all dividends, this represents an increase of 3.5% during the past twelve months.

                                                September 30,      September 30,
                                                     2001               2000
                                                     ----               ----
               Net assets                       $240,877,527       $234,425,810
               Shares outstanding                  3,829,051          3,815,051
               Net assets per share                   $62.91             $61.45

        Interest income in the six months ended September 30, 2001 decreased from the year-ago period primarily because of a decrease in average idle funds invested. During the six months ended September 30, 2001 and 2000, the Company recorded dividend income from the following sources:

                                                            Six Months Ended
                                                              September 30
                                                              ------------
                                                          2001           2000
                                                          ----           ----
               AT&T Corp.                             $     9,993    $    58,628
               Alamo Group Inc.                           338,556        338,556
               Dennis Tool Company                         24,999         24,999
               Kimberly-Clark Corporation                  43,221         41,677
               The RectorSeal Corporation                 480,000        480,000
               Skylawn Corporation                        300,000        300,000
               TCI Holdings, Inc                           40,635         40,635
               Texas Shredder, Inc.                        20,230         20,230
               The Whitmore Manufacturing Company         120,000        120,000
               Other                                       34,124         51,947
                                                      -----------    -----------

                                                      $ 1,411,758    $ 1,476,672
                                                      ===========    ===========

        Other operating expenses in the six months ended September 30, 2001 decreased from the year-ago period primarily due to legal fees incurred in the prior year related to documentation of the exchange of an investment.

        During the six months ended September 30, 2001, the Company reported a realized loss before income taxes of $782,256 which included a loss of $830,238 on our investment in CyberSource Corporation. It should be noted that a realized loss before income taxes occurs when a depreciated portfolio security is sold to realize a loss and a corresponding increase in unrealized appreciation occurs by transferring the loss associated with the transaction from being "unrealized" to being "realized." Conversely, when a gain is realized on an appreciated portfolio security, a decrease in unrealized appreciation occurs.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

        Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                       Three Months Ended               Six Months Ended
                                          September 30                    September 30
                                          ------------                    ------------
                                      2001            2000            2001            2000
                                      ----            ----            ----            ----
  AT&T Corp.                     $   (359,751)   $   (299,801)   $   (266,480)   $ (3,605,943)
  Alamo Group Inc                        --              --              --         1,410,000
  All Components, Inc.             (1,750,000)      3,450,000      (1,750,000)      3,450,000
  Balco, Inc.                       1,482,240            --         1,482,240            --
  Concert Industries Ltd.             902,000          90,000       2,332,000          90,000
  Dennis Tool Company              (1,130,000)        842,000      (1,130,000)        842,000
  Encore Wire Corporation           1,363,000       2,725,000       5,449,000            --
  Liberty Media Corporation        (3,244,804)     (4,149,149)       (880,636)     (7,726,731)
  Mail-Well, Inc.                    (524,000)     (5,766,000)     (1,572,000)     (5,766,000)
  Media Recovery, Inc.                   --              --              --         5,000,000
  Mylan Laboratories, Inc.            576,004       1,130,520         868,496         (72,161)
  Organized Living, Inc.                 --              --        (2,500,000)           --
  Palm Harbor Homes, Inc.                --              --        15,710,000            --
  PETsMART, Inc.                      307,482         899,552       1,975,744       1,103,996
  The RectorSeal Corporation             --              --         2,500,000       3,500,000
  Skylawn Corporation                    --              --              --         3,000,000
  Sprint Corporation-FON Group        190,800      (1,597,500)        145,440      (2,425,500)
  Sprint Corporation-PCS Group         77,040        (877,500)        262,440      (1,093,500)
  VocalData, Inc.                    (749,998)           --        (1,489,803)           --


        During the quarter ended September 30, 2001, the Company made new investments of $774,000 and additional investments of $508,929 in existing portfolio companies.

        The Company has agreed, subject to certain conditions, to invest up to $4,053,946 in seven portfolio companies.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

        The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not affected by foreign currency fluctuations.

        The Company's investment in portfolio securities consists of fixed rate debt securities which totaled $4,997,970 at September 30, 2001, equivalent to 1.5% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in our portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on July 16, 2001, with the following results of elections and approval:

                                                                           Votes Cast
                                                             -------------------------------------
                                                                          Against/    Abstentions/
                                                                For       Withheld     Non-Votes
                                                             ---------    --------     ---------
a.  The following Directors were elected to serve until
     the next Annual Meeting of Stockholders:

                  Graeme W. Henderson                        3,444,147     15,397       355,507
                  Gary L. Martin                             3,443,747     15,797       355,507
                  James M. Nolan                             3,444,147     15,397       355,507
                  William R. Thomas                          3,443,746     15,798       355,507
                  John H. Wilson                             3,443,547     15,997       355,507

b.   KPMG LLP was approved as the Company's
     auditors for the 2002 fiscal year.                      3,450,739      4,980       359,332


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

                                     CAPITAL SOUTHWEST CORPORATION



Date:       November 2, 2001         By:        /s/ William R. Thomas
       -------------------------              -------------------------
                                                   William R. Thomas
                                                   President



Date:       November 2, 2001         By:        /s/ Susan K. Hodgson
       -------------------------              -------------------------
                                                   Susan K. Hodgson
                                                   Secretary-Treasurer