Form 10-Q
period 2001-12-31
CAPITAL SOUTHWEST CORP
filed 2002-02-08
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the Quarter Ended December 31, 2001           Commission File Number: 814-61


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

      3,829,051 shares of Common Stock, $1 Par Value as of January 31, 2002



                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

Assets                                                   December 31,      March 31,
                                                              2001             2001
                                                        -------------    -------------
                                                         (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: December 31, 2001 - $23,194,865,
         March 31, 2001 - $23,140,865)                  $ 239,605,999    $ 205,273,759
      Companies 5% to 25% owned
        (Cost: December 31, 2001 - $27,167,649,
        March 31, 2001 - $17,642,756)                      34,307,001       19,623,004
      Companies less than 5% owned
        (Cost: December 31, 2001 - $34,972,684,
        March 31, 2001 - $46,818,025)                      72,418,320       91,020,746
                                                        -------------    -------------
      Total investments
        (Cost: December 31, 2001 - $85,335,198,
        March 31, 2001 - $87,601,646)                     346,331,320      315,917,509
Cash and cash equivalents                                   3,147,843        1,137,767
Receivables                                                 1,438,116          264,377
Other assets                                                5,799,172        5,348,315
                                                        -------------    -------------
      Totals                                            $ 356,716,451    $ 322,667,968
                                                        =============    =============

Liabilities and Shareholders' Equity

Note payable to bank                                    $   6,500,000    $   5,000,000
Notes payable to portfolio companies                        5,000,000        6,000,000
Accrued interest and other liabilities                      1,924,797        2,135,052
Deferred income taxes                                      89,644,765       77,924,303
Subordinated debenture                                      5,000,000        5,000,000
                                                        -------------    -------------
      Total liabilities                                   108,069,562       96,059,355
                                                        -------------    -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,266,416 shares
        at December 31, 2001 and 4,252,416 shares
        at March 31, 2001                                   4,266,416        4,252,416
      Additional capital                                    6,935,497        6,450,747
      Undistributed net investment income                   2,988,642        3,550,573
      Undistributed net realized gain on investments       71,016,512       70,382,314
      Unrealized appreciation of investments -
        net of deferred income taxes                      170,473,124      149,005,865
      Treasury stock - at cost (437,365 shares)            (7,033,302)      (7,033,302)
                                                        -------------    -------------
      Net assets at market or fair value, equivalent
        to $64.94 per share on the 3,829,051 shares
        outstanding at December 31, 2001, and $59.40
        per share on the 3,815,051 shares outstanding
        at March 31, 2001                                 248,646,889      226,608,613
                                                        -------------    -------------
      Totals                                            $ 356,716,451    $ 322,667,968
                                                        =============    =============


                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended             Nine Months Ended
                                                           December 31                    December 31
                                                    ------------------------       ------------------------
                                                       2001            2000           2001            2000
                                                       ----            ----           ----            ----
Investment income:
     Interest                                    $     85,171    $    111,955    $    258,330    $    438,276
     Dividends                                      1,172,883         772,382       2,584,641       2,249,054
     Management and directors' fees                   138,072         121,108         398,320         388,808
                                                 ------------    ------------    ------------    ------------
                                                    1,396,126       1,005,445       3,241,291       3,076,138
                                                 ------------    ------------    ------------    ------------
Operating expenses
     Interest                                         218,303         313,701         752,522         848,721
     Salaries                                         236,119         220,209         635,612         582,209
     Net pension benefit                             (126,135)       (121,542)       (378,405)       (364,626)
     Other operating expenses                         128,587         116,707         391,293         436,298
                                                 ------------    ------------    ------------    ------------
                                                      456,874         529,075       1,401,022       1,502,602
                                                 ------------    ------------    ------------    ------------
Income before income taxes                            939,252         476,370       1,840,269       1,573,536
Income tax expense                                     19,249          42,601         107,569         127,800
                                                 ------------    ------------    ------------    ------------

Net investment income                            $    920,003    $    433,769    $  1,732,700    $  1,445,736
                                                 ============    ============    ============    ============
Proceeds from disposition of
  investments                                    $  3,612,518    $    160,669    $  4,396,496    $  7,207,377
Cost of investments sold                            1,821,102       1,455,730       3,387,336       6,282,775
                                                 ------------    ------------    ------------    ------------
Realized gain (loss) on investments
  before income taxes                               1,791,416      (1,295,061)      1,009,160         924,602
Income tax expense (benefit)                          706,840        (526,803)        374,962         250,640
                                                 ------------    ------------    ------------    ------------

Net realized gain (loss) on investments             1,084,576        (768,258)        634,198         673,962
                                                 ------------    ------------    ------------    ------------

Increase (decrease) in unrealized appreciation
  of investments before income taxes               11,222,404     (15,055,062)     32,680,259     (21,784,395)
Increase (decrease) in deferred income taxes
  on appreciation of investments                    3,926,000      (5,234,000)     11,213,000      (7,822,000)
                                                 ------------    ------------    ------------    ------------

Net increase (decrease) in unrealized
   appreciation of investments                      7,296,404      (9,821,062)     21,467,259     (13,962,395)
                                                 ------------    ------------    ------------    ------------

Net realized and unrealized gain (loss)
  on investments                                 $  8,380,980    $(10,589,320)   $ 22,101,457    $(13,288,433)
                                                 ============    ============    ============    ============

Increase (decrease) in net assets from
  operations                                     $  9,300,983    $(10,155,551)   $ 23,834,157    $(11,842,697)
                                                 ============    ============    ============    ============


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets


                                                          Nine Months Ended         Year Ended
                                                          December 31, 2001       March 31, 2001
                                                          -----------------      -----------------
                                                             (Unaudited)
Operations
      Net investment income                               $       1,732,700      $       1,722,500
      Net realized gain (loss) on investments                       634,198             (3,230,987)
      Net increase (decrease) in unrealized
        appreciation of investments                              21,467,259             (6,469,835)
                                                          -----------------      -----------------
      Increase (decrease) in net assets from operations          23,834,157             (7,978,322)

Distributions from:
      Undistributed net investment income                        (2,294,631)            (2,289,031)

Capital share transactions
      Exercise of employee stock options                            498,750                   --
                                                          -----------------      -----------------

      Increase (decrease) in net assets                          22,038,276            (10,267,353)

Net assets, beginning of period                                 226,608,613            236,875,966
                                                          -----------------      -----------------

Net assets, end of period                                 $     248,646,889      $     226,608,613
                                                          =================      =================

                (See Notes to Consolidated Financial Statements)




                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                             December 31                      December 31
                                                             -----------                      -----------
                                                        2001             2000            2001             2000
                                                        ----             ----            ----             ----
Cash flows from operating activities
Increase (decrease) in net assets from operations   $  9,300,983    $(10,155,551)   $ 23,834,157    $(11,842,697)
Adjustments to reconcile increase (decrease) in
  net assets from operations to net cash provided
  by operating activities:
  Depreciation and amortization                            6,841           7,298          18,661          21,761
  Net pension benefit                                   (126,135)       (121,542)       (378,405)       (364,626)
  Net realized and unrealized (gain) loss on
     investments                                      (8,380,980)     10,589,320     (22,101,457)     13,288,433
  (Increase) decrease in receivables                    (628,743)         50,086      (1,173,739)        (42,116)
  Decrease in other assets                                 6,315          21,174           4,017           2,362
  Increase (decrease) in accrued interest
     and other liabilities                               (94,819)         12,973        (147,925)        (66,578)
  Decrease in accrued pension cost                       (52,487)        (52,488)       (157,460)       (157,462)
  Deferred income taxes                                   44,180          42,601         132,500         127,800
                                                    ------------    ------------    ------------    ------------
Net cash provided  by operating activities                75,155         393,871          30,349         966,877
                                                    ------------    ------------    ------------    ------------

Cash flows from investing activities
Proceeds from disposition of investments               3,612,518         160,669       4,396,496       7,207,377
Purchases of securities                               (1,608,000)     (4,854,456)     (3,388,858)    (15,226,007)
Maturities of securities                               2,117,970            --         2,267,970         240,000
Net cash provided by (used in) investing            ------------    ------------    ------------    ------------
  activities                                           4,122,488      (4,693,787)      3,275,608      (7,778,630)
                                                    ------------    ------------    ------------    ------------

Cash flows from financing activities
Increase (decrease) in note payable to bank                 --        35,000,000       1,500,000     (20,000,000)
Increase (decrease) in notes payable to
  portfolio companies                                 (1,500,000)      2,500,000      (1,000,000)      2,000,000
Distributions from undistributed net
  investment income                                   (1,531,621)     (1,526,021)     (2,294,631)     (2,289,031)
Proceeds from exercise of employee stock
  options                                                   --              --           498,750            --
                                                    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing
  activities                                          (3,031,621)     35,973,979      (1,295,881)    (20,289,031)
                                                    ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                          1,166,022      31,674,063       2,010,076     (27,100,784)
Cash and cash equivalents at beginning
  of period                                            1,981,821       5,211,868       1,137,767      63,986,715
                                                    ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period          $  3,147,843    $ 36,885,931    $  3,147,843    $ 36,885,931
                                                    ============    ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                          $    315,153    $    298,898    $    845,479    $    837,222
  Income taxes                                      $       --      $       --      $       --      $       --


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


2.   Summary of Per Share Information

                                                    Three Months Ended           Nine Months Ended
                                                        December 31                 December 31
                                                        -----------                 -----------
                                                     2001         2000           2001         2000
                                                     ----         ----           ----         ----
     Investment income                            $     .37    $     .26       $     .85    $     .80
     Operating expenses                                (.06)        (.05)           (.17)        (.17)
     Interest expense                                  (.06)        (.08)           (.20)        (.22)
     Income taxes                                      (.01)        (.01)           (.03)        (.03)
                                                  ---------    ---------       ---------    ---------
     Net investment income                              .24          .12             .45          .38
     Net realized gain (loss) on investments            .28         (.20)            .16          .18
     Net increase (decrease) in unrealized
       appreciation of investments                     1.91        (2.58)           5.61        (3.66)
     Distributions from undistributed
       net investment income                           (.40)        (.40)           (.60)        (.60)
     Exercise of employee stock options (1)            --           --              (.08)        --
                                                  ---------    ---------       ---------    ---------
     Net increase (decrease) in net asset value        2.03        (3.06)           5.54        (3.70)
     Net asset value:
       Beginning of period                            62.91        61.45           59.40        62.09
                                                  ---------    ---------       ---------    ---------
       End of period                              $   64.94    $   58.39       $   64.94    $   58.39
                                                  =========    =========       =========    =========

     Shares outstanding at end of period
       (000s omitted)                                 3,829        3,815           3,829        3,815


     (1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Net asset value at December 31, 2001 was $248,646,889, equivalent to $64.94 per share after deducting an allowance of $23.64 per share for deferred taxes on net unrealized appreciation. Assuming reinvestment of all dividends, this represents an increase of 12.3% during the past twelve months.

                                        December 31         December 31
                                           2001                2000
                                           ----                ----
        Net assets                     $248,646,889        $222,744,238
        Shares outstanding                3,829,051           3,815,051
        Net assets per share                 $64.94              $58.39


     Interest income in the nine months ended December 31, 2001 decreased from the year-ago period primarily because of a decrease in average idle funds invested. During the nine months ended December 31, 2001 and 2000, the Company recorded dividend income from the following sources:

                                                Nine Months Ended
                                                   December 31
                                              2001         2000
                                              ----         ----
     AT&T Corp.                           $   14,990   $   63,624
     Alamo Group Inc.                        507,834      507,834
     Dennis Tool Company                      37,499       37,499
     Kimberly-Clark Corporation               64,831       62,516
     The RectorSeal Corporation              720,000      720,000
     Skylawn Corporation                     919,480      508,275
     TCI Holdings, Inc.                       60,953       60,953
     Texas Shredder, Inc.                     30,345       30,345
     The Whitmore Manufacturing Company      180,000      180,000
     Other                                    48,709       78,008
                                          ----------   ----------
                                          $2,584,641   $2,249,054
                                          ==========   ==========

     Interest expense related to the notes payable to portfolio companies during the three months ended December 31, 2001 and 2000 was $45,469 and $98,350, respectively and for the nine months ended December 31, 2001 and 2000 was $190,938 and $339,662, respectively.

     During the nine months ended December 31, 2001, the Company reported a realized gain before income taxes of $1,009,160 which included a gain of $2,152,594 on our investment in Mylan Laboratories, Inc., a loss of $813,117 on our investment in CyberSource Corporation and a loss of $396,589 on our investment in Photon Dynamics, Inc. It should be noted that a realized gain before income taxes occurs when an appreciated portfolio security is sold to realize a gain and a corresponding decrease in unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in unrealized appreciation occurs.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                               Three Months Ended            Nine Months Ended
                                                   December 31                  December 31
                                                   -----------                  -----------
                                             2001           2000            2001            2000
                                             ----           ----            ----            ----
AT&T Corp.                             $   (154,565)   $ (1,615,596)   $   (421,045)   $ (5,221,539)
All Components, Inc.                           --              --        (1,750,000)      3,450,000
Concert Industries Ltd.                  (2,259,000)        615,351          73,000         705,351
Encore Wire Corporation                        --        (1,363,000)      5,449,000      (1,363,000)
Liberty Media Corporation (formerly
  AT&T-Liberty Media Group)                 880,636      (3,175,369)           --       (10,902,100)
Mail-Well, Inc.                            (525,000)       (524,000)     (2,097,000)     (6,290,000)
Media Recovery, Inc.                     (3,000,000)      5,000,000      (3,000,000)     10,000,000
Organized Living, Inc.                         --              --        (2,500,000)           --
Palm Harbor Homes, Inc.                  15,710,000      (7,855,000)     31,420,000      (7,855,000)
PETsMART, Inc.                            1,910,322      (1,185,773)      3,886,066         (81,777)
The RectorSeal Corporation                     --              --         2,500,000       3,500,000
Skylawn Corporation                            --              --              --         3,000,000
Sprint Corporation-FON Group               (282,960)       (648,000)       (137,520)     (3,073,500)
Sprint Corporation-PCS Group                (67,680)       (528,750)        194,760      (1,622,250)


     During the quarter ended December 31, 2001, the Company made a new investment of $1,500,000 and an additional investment of $108,000 in an existing portfolio company.

     The Company has agreed, subject to certain conditions, to invest up to $3,395,946 in six portfolio companies.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not affected by foreign currency fluctuations.

     The Company's investment in portfolio securities consists of fixed rate debt securities which totaled $2,880,000 at December 31, 2001, equivalent to 0.8% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in our portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

                                                   CAPITAL SOUTHWEST CORPORATION



Date:       February 8, 2002            By:  /s/ William R. Thomas
       ------------------------------      -------------------------------------
                                            William R. Thomas
                                            President


Date:       February 8, 2002            By:  /s/ Susan K. Hodgson
       ------------------------------      -------------------------------------
                                           Susan K. Hodgson, Secretary-Treasurer