Form 10-K
period 2002-03-31
CAPITAL SOUTHWEST CORP
filed 2002-06-14
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                    FORM 10-K

                  (Mark One)
               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
         ---------------------------------------------------------------

For the Fiscal Year Ended March 31, 2002          Commission File Number: 814-61

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 2002 was $127,571,235, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of May 15, 2002 was 3,829,051.

       Documents Incorporated by Reference             Part of Form 10-K

(1)  Annual Report to Shareholders for the            Parts I and II; and
     Year Ended March 31, 2002                    Part IV, Item 14(a)(1) and (2)

(2)  Proxy Statement for Annual Meeting of                  Part III
     Shareholders to be held July 15, 2002

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
   Item 1.   Business.........................................................1
   Item 2.   Properties.......................................................1
   Item 3.   Legal Proceedings................................................1
   Item 4.   Submission of Matters to a Vote of Security Holders..............1

PART II
   Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters............................................2
   Item 6.   Selected Financial Data..........................................2
   Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................2
   Item 7A.  Quantitative and Qualitative Disclosure About Market Risk........2
   Item 8.   Financial Statements and Supplementary Data......................2
   Item 9.   Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure...........................................3

PART III
   Item 10.  Directors and Executive Officers of the Registrant...............3
   Item 11.  Executive Compensation...........................................4
   Item 12.  Security Ownership of Certain Beneficial Owners and Management...4
   Item 13.  Certain Relationships and Related Transactions...................4

PART IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K ...................................................4

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

     The twelve largest investments of the Company had a combined cost of $45,316,675 and a value of $309,839,711, representing 89.2% of the value of the Company's consolidated investment portfolio at March 31, 2002. For a narrative description of the twelve largest investments, see "Twelve Largest Investments - March 31, 2002" on pages 7 through 9 of the Company's Annual Report to Shareholders for the Year Ended March 31, 2002 (the "2002 Annual Report") which is herein incorporated by reference. Certain of the information presented on the twelve largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' financial statements, which in some instances are unaudited.

     The Company competes for attractive investment opportunities with venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.

     The number of persons employed by the Company at March 31, 2002 was seven.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Information set forth under the captions "Shareholder Information - Shareholders, Market Prices and Dividends" on page 32 of the 2002 Annual Report is herein incorporated by reference.


Item 6. Selected Financial Data

     "Selected Consolidated Financial Data" on page 31 of the 2002 Annual Report is herein incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pages 28 through 30 of the Company's 2002 Annual Report are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not materially affected by foreign currency fluctuations.

     The Company's investment in portfolio securities consists of fixed rate debt securities which totaled $2,880,000 at March 31, 2002, equivalent to 0.83% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 8. Financial Statements and Supplementary Data

     Pages 10 through 27 of the Company's 2002 Annual Report are herein incorporated by reference. See also Item 14 of this Form 10-K - "Exhibits, Financial Statement Schedules, and Reports on Form 8-K".



     Selected Quarterly Financial Data (Unaudited)
     ---------------------------------

     The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2002 and 2001.

                                                   First      Second       Third      Fourth
                                                  Quarter     Quarter     Quarter     Quarter       Total
                                                  --------    --------    --------    --------    --------
                                                         (In thousands, except per share amounts)
2002
----
    Net investment income                         $    429    $    383    $    921    $    309    $  2,042
    Net realized gain (loss) on investments           --          (450)      1,084      (1,172)       (538)
    Net increase (decrease) in unrealized
        appreciation of investments                 15,310      (1,139)      7,296       2,707      24,174
    Net increase (decrease) in net assets from
       operations                                   15,739      (1,206)      9,301       1,844      25,678
    Net increase (decrease) in net assets from
       operations per share                           4.11       (0.32)       2.43        0.48        6.70

2001
----
    Net investment income                         $     25    $    987    $    434    $    277    $  1,723
    Net realized gain (loss) on investments          1,442        --          (768)     (3,905)     (3,231)
    Net increase (decrease)  in unrealized
       appreciation of investments                  (1,463)     (2,678)     (9,821)      7,492      (6,470)
    Net increase (decrease) in net assets from
       operations                                        4      (1,691)    (10,155)      3,864      (7,978)
    Net increase (decrease) in net assets from
       operations per share                           --         (0.44)      (2.66)       1.01       (2.09)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for Annual Meeting of Shareholders to be held July 15, 2002, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or about June 7, 2002 (the "2002 Proxy Statement") is herein incorporated by reference.

Executive Officers of the Registrant

     The officers of the Company, together with the offices in the Company presently held by them, their business experience during the last five years and their ages are as follows:

William M.  Ashbaugh,  age 47, has served as Vice President of the Company since
     2001. He previously served as Managing Director in the corporate finance departments of Hoak Breedlove Wesneski & Co. from 1998 to 2001, Principal Financial Securities from 1997 to 1998 and Southwest Securities from 1995 to 1997.

Patrick F. Hamner,  age 46, has served as Vice  President  of the Company  since
     1986 and was an investment associate with the Company from 1982 to 1986.

Susan K. Hodgson, age 40, has served as Secretary-Treasurer of the Company since
     2001 and was the Controller of the Company from 1994.

Gary L. Martin, age 55, has been a director of the Company since July 1988 and has served as Vice President of the Company since 1984. He previously served as Vice President of the Company from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned portfolio company.

William R. Thomas, age 73, has served as Chairman of the Board of Directors of the Company since 1982 and President of the Company since 1980. In addition, he has been a director of the Company since 1972 and was previously Senior Vice President of the Company from 1969 to 1980.

     No family relationship exists between any of the above-listed officers, and there are no arrangements or understandings between any of them and any other person pursuant to which they were selected as an officer. All officers are elected to hold office for one year, subject to earlier termination by the Company's board of directors.

Item 11. Executive Compensation

     The information set forth under the caption "Compensation of Directors and Executive Officers" in the 2002 Proxy Statement is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Election of Directors" in the 2002 Proxy Statement is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     There were no relationships or transactions within the meaning of this item during the fiscal year ended March 31, 2002 or proposed for the fiscal year ending March 31, 2003.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following financial statements included in pages 10 through 27 of the Company's 2002 Annual Report are herein incorporated by reference:

          (A)  Portfolio of Investments - March 31, 2002
               Consolidated Statements of Financial Condition - March 31, 2002 and 2001
               Consolidated Statements of Operations - Years Ended March 31, 2002, 2001 and 2000
               Consolidated Statements of Changes in Net Assets - Years Ended March 31, 2002, 2001 and 2000
               Consolidated Statements of Cash Flows - Years Ended March 31, 2002, 2001 and 2000

          (B)  Notes to Consolidated Financial Statements

          (C)  Notes to Portfolio of Investments

          (D)  Selected Per Share Data and Ratios

          (E)  Independent Auditors' Report

          (F)  Portfolio Changes During the Year

     (a)(2) All schedules are omitted because they are not applicable or not required, or the information is otherwise supplied.

     (a)(3) See the Exhibit Index on page 6.

     (b) The Company filed no reports on Form 8-K during the three months ended March 31, 2002.

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

Date:  June 14, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                        Title                         Date
         ---------                        -----                         ----


   /s/ William R. Thomas
---------------------------         President and Chairman         June 14, 2002
      (William R. Thomas)           of the Board and Director


  /s/  Gary L. Martin
---------------------------         Director                       June 14, 2002
      (Gary L. Martin)


  /s/  Graeme W. Henderson
---------------------------         Director                       June 14, 2002
      (Graeme W. Henderson)


   /s/ James M. Nolan
---------------------------         Director                       June 14, 2002
      (James M. Nolan)


  /s/  John H. Wilson
---------------------------         Director                       June 14, 2002
      (John H. Wilson)


   /s/ Susan K. Hodgson
---------------------------          Secretary-Treasurer           June 14, 2002
      (Susan K. Hodgson)             (Financial and Accounting Officer)

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

   4.1*           Specimen of Common Stock certificate.

   4.2            Subordinated   debenture  of  CSVC  guaranteed  by  the  Small
                  Business Administration (filed as Exhibit 4.3 to Form 10-K for the fiscal year ended March 31, 1993).

   10.1* The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1998.

   10.2* Amendment No. I to The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1998.

   10.3 Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.3 to Form 10-K for the fiscal year ended March 31, 1995).

   10.4 Amendments One and Two to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989.

   10.5* Amendment Three to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989.

   10.6 Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan for certain highly-compensated superseded plan participants effective April 1, 1993 (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended March 31,
                  1995).

   10.7 Amendment One to Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan for certain highly-compensated superceded plan participants effective April 1, 1993.

   10.8 Capital Southwest Corporation Retirement Income Restoration Plan as amended and restated effective April 1, 1989 (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31,
                  1995).

   10.9 Form of Indemnification Agreement which has been established with all directors and executive officers of the Company (filed as Exhibit 10.9 to Form 8-K dated February 10, 1994).

   10.10 Capital Southwest Corporation 1984 Incentive Stock Option Plan as amended and restated as of April 20, 1987 (filed as Exhibit
                  10.10 to Form 10-K for the fiscal year ended March 31, 1990).

   10.11          Capital Southwest Corporation 1999 Stock Option Plan.


Exhibit No.                            Description
-----------                            -----------


   13*            Annual  Report to  Shareholders  for the  fiscal  year ended
                  March 31, 2002.

   21.            List of subsidiaries of the Company.

   23*            Independent Auditors' Consent.