Form 10-Q
period 2002-06-30
CAPITAL SOUTHWEST CORP
filed 2002-08-12
CIK 17313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------


For the Quarter Ended June 30, 2002               Commission File Number: 814-61


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

       3,829,051 shares of Common Stock, $1 Par Value as of July 31, 2002



                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                 June 30, 2002     March 31, 2002
                                                       --------------    --------------
                                                         (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: June 30, 2002 - $23,114,865
         March 31, 2002 - $23,194,865)                 $  228,731,000    $  243,024,999
      Companies 5% to 25% owned
        (Cost: June 30, 2002 - $27,120,124
        March 31, 2002 - $27,167,649)                      30,032,003        34,943,003
      Companies less than 5% owned
        (Cost: June 30, 2002 - $29,907,047,
        March 31, 2002 - $31,831,341)                      64,333,787        69,513,064
                                                       --------------    --------------
      Total investments
        (Cost:  June 30, 2002 - $80,142,036,
        March 31, 2002 - $82,193,855)                     323,096,790       347,481,066
Cash and cash equivalents                                  66,548,774         1,977,180
Receivables                                                   135,058         1,753,297
Other assets                                                6,140,438         5,971,361
                                                       --------------    --------------
      Totals                                           $  395,921,060    $  357,182,904
                                                       ==============    ==============

Liabilities and Shareholders' Equity

Notes payable to bank                                  $   73,500,000    $    6,500,000
Notes payable to portfolio company                          2,500,000         2,500,000
Accrued interest and other liabilities                      1,887,855         2,018,140
Deferred income taxes                                      82,679,325        90,673,722
Subordinated debenture                                           --           5,000,000
                                                       --------------    --------------
      Total liabilities                                   160,567,180       106,691,862
                                                       --------------    --------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,266,416 shares
        at June 30, 2002 and March 31, 2002                 4,266,416         4,266,416
      Additional capital                                    6,935,497         6,935,497
      Undistributed net investment income                   3,007,367         3,297,838
      Undistributed net realized gain on investments       69,526,146        69,844,380
      Unrealized appreciation of investments -
        net of deferred income taxes                      158,651,756       173,180,213
      Treasury stock - at cost (437,365 shares)            (7,033,302)       (7,033,302)
                                                       --------------    --------------
      Net assets at market or fair value, equivalent
        to $61.47 per share at June 30, 2002, and
        $65.42 per share at March 31, 2002 on the
        3,829,051 shares outstanding                      235,353,880       250,491,042
                                                       --------------    --------------
      Totals                                           $  395,921,060    $  357,182,904
                                                       ==============    ==============



                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                        2002            2001
                                                   ------------    ------------

Investment income:
     Interest                                      $     64,675    $     91,258
     Dividends                                          708,992         705,879
     Management and directors' fees                     131,350         139,100
                                                   ------------    ------------
                                                        905,017         936,237
                                                   ------------    ------------
Operating expenses:
     Salaries                                           200,750         193,333
     Net pension benefit                               (126,135)       (121,542)
     Other operating expenses                           149,907         120,680
                                                   ------------    ------------
                                                        224,522         192,471
                                                   ------------    ------------

Income before interest expense and income taxes         680,495         743,766
Interest expense                                        160,956         271,801
                                                   ------------    ------------
Income before income taxes                              519,539         471,965
Income tax expense                                       44,200          42,600
                                                   ------------    ------------
Net investment income                              $    475,339    $    429,365
                                                   ============    ============

Proceeds from disposition of investments           $  1,459,220    $       --
Cost of investments sold                              2,012,051            --
                                                   ------------    ------------
Realized loss on investments before income taxes       (552,831)           --
Income tax benefit                                     (234,597)           --
                                                   ------------    ------------

Net realized loss on investments                       (318,234)           --
                                                   ------------    ------------

Increase (decrease) in unrealized appreciation
  of investments before income taxes                (22,332,457)     23,253,060
Increase (decrease) in deferred income
  taxes on appreciation of investments               (7,804,000)      7,943,000
                                                   ------------    ------------

Net increase (decrease) in unrealized
   appreciation of investments                      (14,528,457)     15,310,060
                                                   ------------    ------------

Net realized and unrealized gain (loss)
  on investments                                   $(14,846,691)   $ 15,310,060
                                                   ============    ============

Increase (decrease) in net assets from operations  $(14,371,352)   $ 15,739,425
                                                   ============    ============



                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                           Three Months Ended        Year Ended
                                                              June 30, 2002        March 31, 2002
                                                           ------------------    -----------------
                                                               (Unaudited)

Operations
      Net investment income                                $          475,339    $       2,041,896
      Net realized loss on investments                               (318,234)            (537,934)
      Net increase (decrease) in unrealized appreciation
        of investments                                            (14,528,457)          24,174,348
                                                           ------------------    -----------------
      Increase (decrease) in net assets from operations           (14,371,352)          25,678,310

Distributions from:
      Undistributed net investment income                            (765,810)          (2,294,631)

Capital share transactions
      Exercise of employee stock options                                 --                498,750
                                                           ------------------    -----------------

      Increase (decrease) in net assets                           (15,137,162)          23,882,429

Net assets, beginning of period                                   250,491,042          226,608,613
                                                           ------------------    -----------------

Net assets, end of period                                  $      235,353,880    $     250,491,042
                                                           ==================    =================







                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      June 30,
                                                                      --------
                                                                 2002            2001
                                                            ------------    ------------

Cash flows from operating activities
Increase (decrease) in net assets from operations           $(14,371,352)   $ 15,739,425
Adjustments to reconcile increase (decrease) in net
  assets from operations to net cash provided by
  operating activities:
  Depreciation and amortization                                    5,399           5,821
  Net pension benefit                                           (126,135)       (121,542)
  Net realized and unrealized (gain) loss
     on investments                                           14,846,691     (15,310,060)
  Decrease in receivables                                      1,618,239         128,786
  Increase in other assets                                       (16,630)        (15,104)
  Decrease in accrued interest
     and other liabilities                                      (120,175)       (139,492)
  Decrease in accrued pension cost                               (41,820)        (52,487)
  Deferred income taxes                                           44,200          42,600
                                                            ------------    ------------
  Net cash provided by operating activities                    1,838,417         277,947
                                                            ------------    ------------

Cash flows from investing activities
Proceeds from disposition of investments                       1,459,220            --
Purchases of securities                                          (40,233)       (497,929)
Maturities of securities                                          80,000         150,000
                                                            ------------    ------------
Net cash provided by (used in) investing activities            1,498,987        (347,929)
                                                            ------------    ------------



Cash flows from financing activities
Increase in notes payable to bank                             67,000,000      61,500,000
Decrease in subordinated debenture                            (5,000,000)           --
Distributions from undistributed net investment income          (765,810)       (763,010)
                                                            ------------    ------------
Net cash provided by financing activities                     61,234,190      60,736,990
                                                            ------------    ------------

Net increase in cash and cash equivalents                     64,571,594      60,667,008
Cash and cash equivalents at beginning
  of period                                                    1,977,180       1,137,767
                                                            ------------    ------------
Cash and cash equivalents at end of period                  $ 66,548,774    $ 61,804,775
                                                            ============    ============


Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                  $    276,064    $    353,874
  Income taxes                                              $          0    $          0




                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying consolidated financial statements, which include the accounts of Capital Southwest Corporation and its wholly-owned small business investment company subsidiary (the "Company"), have been prepared on the fair value basis in accordance with accounting principles generally accepted in the United States of America for investment companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The  financial   statements  included  herein  have  been  prepared  in
accordance with accounting principles generally accepted in the United States of
America for interim financial  information and the instructions to Form 10-Q and
Article  6 of  Regulation  S-X.  The  financial  statements  should  be  read in conjunction  with  the  consolidated  financial  statements  and  notes  thereto included in the  Company's  annual  report on Form 10-K for the year ended March
31, 2002.  Certain  information  and  footnotes  normally  included in financial statements prepared in accordance with accounting  principles generally accepted in the United  States of America have been  condensed  or omitted,  although the
Company believes that the disclosures are adequate for a fair presentation.  The
information   reflects  all   adjustments   (consisting   of  normal   recurring
adjustments)  which are,  in the  opinion of  management,  necessary  for a fair presentation of the results of operations for the interim periods.


2.      Summary of Per Share Information
                                                                     Three Months Ended
                                                                          June 30
                                                                          -------
                                                                     2002         2001
                                                                   ---------    ---------
Investment income                                                  $     .23    $     .24
Operating expenses                                                      (.06)        (.05)
Interest expense                                                        (.04)        (.07)
Income taxes                                                            (.01)        (.01)
                                                                   ---------    ---------
Net investment income                                                    .12          .11
Distributions from undistributed
  net investment income                                                 (.20)        (.20)
Net realized loss on investments                                        (.08)        --
Net increase (decrease) in unrealized appreciation
  of investments after deferred taxes                                  (3.79)        4.01
                                                                   ---------    ---------

Increase (decrease) in net asset value                                 (3.95)        3.92

Net asset value:
  Beginning of period                                                  65.42        59.40
                                                                   ---------    ---------
  End of period                                                    $   61.47    $   63.32
                                                                   =========    =========

Increase (decrease) in deferred taxes on unrealized appreciation   $   (2.03)   $    2.08

Deferred taxes on unrealized appreciation:
  Beginning of period                                                  24.05        20.79
                                                                   ---------    ---------
  End of period                                                    $   22.02    $   22.87
                                                                   =========    =========

Shares outstanding at end of period
  (000s omitted)                                                       3,829        3,815

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at June 30, 2002 was $235,353,880, equivalent to $61.47 per share after deducting an allowance of $22.02 per share for deferred taxes on net unrealized appreciation. Assuming reinvestment of all dividends, this represents a decrease of 2.1% during the past twelve months and 5.8% during the past three months.

                                                        June 30,       June 30,
                                                          2002           2001
                                                     ------------   ------------
            Net assets                               $235,353,880   $241,585,028
            Shares outstanding                          3,829,051      3,815,051
            Net assets per share                     $      61.47   $      63.32

         Interest income in the three months ended June 30, 2002 decreased from the year-ago period primarily because of a decrease in loans to portfolio companies. During the three months ended June 30, 2002 and 2001, the Company recorded dividend income from the following sources:

                                                             Three Months Ended
                                                                   June 30
                                                                   -------
                                                              2002        2001
                                                            --------    --------
            AT&T Corp.                                      $  4,997    $  4,997
            Alamo Group Inc.                                 169,278     169,278
            Kimberly-Clark Corporation                        23,154      21,610
            The RectorSeal Corporation                       240,000     240,000
            Skylawn Corporation                              150,000     150,000
            TCI Holdings, Inc.                                20,318      20,318
            The Whitmore Manufacturing Company                60,000      60,000
            Other                                             41,245      39,676
                                                            --------    --------
                                                            $708,992    $705,879
                                                            ========    ========

         Interest expense in the three months ended June 30, 2002 decreased from the year-ago period primarily due to a decrease in interest rates. Other operating expenses in the three months ended June 30, 2002 increased from the year-ago period primarily due to professional fees related to a prior investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related changes in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                                         Three Months Ended
                                                              June 30
                                                              -------
                                                        2002            2001
                                                   ------------    ------------
            Balco, Inc.                            $  2,000,000    $       --
            Concert Industries Ltd.                  (2,186,000)      1,430,000
            Encore Wire Corporation                  (2,725,000)      4,086,000
            Liberty Media Corporation (formerly
              AT&T-Liberty Media Group)              (1,788,368)      2,364,168
            Mail-Well, Inc.                          (1,363,000)     (1,048,000)
            Organized Living, Inc.                         --        (2,500,000)
            Palm Harbor Homes, Inc.                 (15,710,000)     15,710,000
            PETsMART, Inc.                            1,081,042       1,668,262
            The RectorSeal Corporation                     --         2,500,000

         At June 30, 2002, the value of our investment in Palm Harbor Homes, Inc. was reduced due to the increasingly unfavorable outlook for the manufacturing industry and because Palm Harbor reported its first quarterly loss in 13 years for the three months ended June 30, 2002. Conversely, at June 30, 2001, the value of our Palm Harbor investment had been increased in recognition of Palm Harbor's ability to maintain a reduced but acceptable level of earnings despite the difficult condition of the manufactured housing industry.

         On June 3, 2002, the Company repaid the $5,000,000 subordinated debenture to the Small Business Administration ("SBA") from its cash and cash equivalents.

         On July 1, 2002, the Company repaid the $65,000,000 note payable to bank from its cash and cash equivalents.

         The Company has agreed, subject to certain conditions, to invest up to $5,989,346 in six portfolio companies.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not affected by foreign currency fluctuations.

         The Company's investment in portfolio securities consists of fixed rate debt securities which totaled $2,800,000 at June 30, 2002, equivalent to 0.87% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk
             (continued)


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


                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Exhibit 99.1- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the Corporation.

                  Exhibit 99.2- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the Corporation.

         (b)      Reports on Form 8-K
                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAPITAL SOUTHWEST CORPORATION


Date:  August 9, 2002                      By: /s/ William R. Thomas
       ---------------                        ----------------------------------
                                           William R. Thomas, President


Date:   August 9, 2002                     By: /s/ Susan K. Hodgson
       ---------------                        ----------------------------------
                                           Susan K. Hodgson, Secretary-Treasurer