Form 10-Q
period 2002-09-30
CAPITAL SOUTHWEST CORP
filed 2002-11-08
CIK 17313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

  [X]    QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

  [ ]    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from........................to........................

Commission File Number: 814-61

                          CAPITAL SOUTHWEST CORPORATION
             (Exact name of registrant as specified in its charter)

                    Texas                                        75-1072796
(State or other jurisdiction of  incorporation                (I.R.S. Employer
              or organization)                               Identification No.)

                  12900 Preston Road, Suite 700, Dallas, Texas
                                      75230
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 233-8242
              (Registrant's telephone number, including area code)

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

         3,829,051 shares of Common Stock, $1 Par Value as of October 31, 2002


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                  September 30, 2002      March 31, 2002
                                                        ------------------    ------------------
                                                            (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: September 30, 2002 - $23,114,865
         March 31, 2002  - $23,194,865)                 $      195,597,981    $      243,024,999
      Companies 5% to 25% owned
        (Cost: September 30, 2002 - $30,120,124
        March 31, 2002 - $27,167,649)                           23,002,003            34,943,003
      Companies less than 5% owned
        (Cost: September 30, 2002 - $30,064,877
        March 31, 2002 - $31,831,341)                           58,002,637            69,513,064
                                                        ------------------    ------------------
      Total investments
        (Cost: September 30, 2002- $83,299,866
        March 31, 2002 - $82,193,855)                          276,602,621           347,481,066
Cash and cash equivalents                                        1,695,195             1,977,180
Receivables                                                        293,671             1,753,297
Other assets                                                     6,216,235             5,971,361
                                                        ------------------    ------------------
      Totals                                            $      284,807,722    $      357,182,904
                                                        ==================    ==================

Liabilities and Shareholders' Equity

Notes payable to bank                                   $       11,500,000    $        6,500,000
Notes payable to portfolio company                               2,500,000             2,500,000
Accrued interest and other liabilities                           1,862,450             2,018,140
Deferred income taxes                                           65,344,862            90,673,722
Subordinated debenture                                                --               5,000,000
                                                        ------------------    ------------------
      Total liabilities                                         81,207,312           106,691,862
                                                        ------------------    ------------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,266,416 shares
        at September 30, 2002 and March 31, 2002                 4,266,416             4,266,416
      Additional capital                                         6,935,497             6,935,497
      Undistributed net investment income                        3,491,055             3,297,838
      Undistributed net realized gain on investments            69,562,987            69,844,380
      Unrealized appreciation of investments -
        net of deferred income taxes                           126,377,757           173,180,213
      Treasury stock - at cost (437,365 shares)                 (7,033,302)           (7,033,302)
                                                        ------------------    ------------------
      Net assets at market or fair value, equivalent
        to $53.17 per share at September 30, 2002 and
        $65.42 per share at March 31, 2002 on the
        3,829,051 shares outstanding                           203,600,410           250,491,042
                                                        ------------------    ------------------
      Totals                                            $      284,807,722    $      357,182,904
                                                        ==================    ==================


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                      Three Months Ended               Six Months Ended
                                                         September 30                    September 30
                                                 ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
                                                 ------------    ------------    ------------    ------------
Investment income:
     Interest                                    $     47,045    $     81,901    $    111,720    $    173,159
     Dividends                                        696,492         705,879       1,405,484       1,411,758
     Management and directors' fees                   120,350         121,148         251,700         260,248
                                                 ------------    ------------    ------------    ------------
                                                      863,887         908,928       1,768,904       1,845,165
                                                 ------------    ------------    ------------    ------------

Operating expenses:
     Salaries                                         209,475         206,160         410,225         399,493
     Net pension benefit                              (67,826)       (130,728)       (193,961)       (252,270)
     Other operating expenses                         121,353         142,026         271,260         262,706
                                                 ------------    ------------    ------------    ------------
                                                      263,002         217,458         487,524         409,929
                                                 ------------    ------------    ------------    ------------

Income before interest expense and
     income taxes                                     600,885         691,470       1,281,380       1,435,236
Interest expense                                       93,497         262,418         254,453         534,219
                                                 ------------    ------------    ------------    ------------
Income before income taxes                            507,388         429,052       1,026,927         901,017
Income tax expense                                     23,700          45,720          67,900          88,320
                                                 ------------    ------------    ------------    ------------

Net investment income                            $    483,688    $    383,332    $    959,027    $    812,697
                                                 ============    ============    ============    ============

Proceeds from disposition of investments         $     56,678    $    783,978    $  1,515,898    $    783,978
Cost of investments sold                                 --         1,566,234       2,012,051       1,566,234
                                                 ------------    ------------    ------------    ------------
Realized gain (loss) on investments
   before income taxes                                 56,678        (782,256)       (496,153)       (782,256)
Income tax expense (benefit)                           19,837        (331,878)       (214,760)       (331,878)
                                                 ------------    ------------    ------------    ------------

Net realized gain (loss) on investments                36,841        (450,378)       (281,393)       (450,378)
                                                 ------------    ------------    ------------    ------------

Increase (decrease) in unrealized appreciation
  of investments before income taxes              (49,651,999)     (1,795,205)    (71,984,456)     21,457,855
Increase (decrease) in deferred income taxes
  on appreciation of investments                  (17,378,000)       (656,000)    (25,182,000)      7,287,000
                                                 ------------    ------------    ------------    ------------

Net increase (decrease) in unrealized
   appreciation of investments                    (32,273,999)     (1,139,205)    (46,802,456)     14,170,855
                                                 ------------    ------------    ------------    ------------

Net realized and unrealized gain (loss)
   on investments                                $(32,237,158)   $ (1,589,583)   $(47,083,849)   $ 13,720,477
                                                 ============    ============    ============    ============

Increase (decrease) in net assets
   from operations                               $(31,753,470)   $ (1,206,251)   $(46,124,822)   $ 14,533,174
                                                 ============    ============    ============    ============




                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                           Six Months Ended         Year Ended
                                                          September 30, 2002      March 31, 2002
                                                          ------------------    ------------------
                                                              (Unaudited)
Operations
      Net investment income                               $          959,027    $        2,041,896
      Net realized loss on investments                              (281,393)             (537,934)
      Net increase (decrease) in unrealized
        appreciation of investments                              (46,802,456)           24,174,348
                                                          ------------------    ------------------
      Increase (decrease) in net assets from operations          (46,124,822)           25,678,310

Distributions from:
      Undistributed net investment income                           (765,810)           (2,294,631)

Capital share transactions
      Exercise of employee stock options                                --                 498,750
                                                          ------------------    ------------------

      Increase (decrease) in net assets                          (46,890,632)           23,882,429

Net assets, beginning of period                                  250,491,042           226,608,613
                                                          ------------------    ------------------

Net assets, end of period                                 $      203,600,410    $      250,491,042
                                                          ==================    ==================




















                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                            September 30                    September 30
                                                    ----------------------------    ----------------------------
                                                         2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------
Cash flows from operating activities
Increase (decrease) in net assets from
  operations                                        $(31,753,470)   $ (1,206,251)   $(46,124,822)   $ 14,533,174
Adjustments to reconcile increase (decrease)
  in net assets from operations to net cash
  provided  by (used in) operating activities:
  Depreciation and amortization                            3,878           5,999           9,277          11,820
  Net pension benefit                                    (67,826)       (130,728)       (193,961)       (252,270)
  Net realized and unrealized (gain) loss
     on investments                                   32,237,158       1,589,583      47,083,849     (13,720,477)
  (Increase) decrease in receivables                    (158,613)       (673,782)      1,459,626        (544,996)
  (Increase) decrease in other assets                     13,604          12,806          (3,026)         (2,298)
  Increase (decrease) in accrued interest
     and other liabilities                                (9,038)         86,386        (129,213)        (53,106)
  Decrease in accrued pension cost                       (41,820)        (52,486)        (83,640)       (104,973)
  Deferred income taxes                                   23,700          45,720          67,900          88,320
                                                    ------------    ------------    ------------    ------------
Net cash provided by (used in)
  operating activities                                   247,573        (322,753)      2,085,990         (44,806)
                                                    ------------    ------------    ------------    ------------

Cash flows from investing activities
Proceeds from disposition of investments                  56,678         783,978       1,515,898         783,978
Purchases of securities                               (3,157,830)     (1,282,929)     (3,198,063)     (1,780,858)
Maturities of securities                                    --              --            80,000         150,000
                                                    ------------    ------------    ------------    ------------
Net cash used in investing activities                 (3,101,152)       (498,951)     (1,602,165)       (846,880)
                                                    ------------    ------------    ------------    ------------

Cash flows from financing activities
Increase (decrease) in notes payable to bank         (62,000,000)    (60,000,000)      5,000,000       1,500,000
Increase in notes payable to portfolio company              --           500,000            --           500,000
Decrease in subordinated debenture                          --              --        (5,000,000)           --
Distributions from undistributed net
  investment income                                         --              --          (765,810)       (763,010)
Proceeds from exercise of employee stock
  options                                                   --           498,750            --           498,750
                                                    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing
 activities                                          (62,000,000)    (59,001,250)       (765,810)      1,735,740
                                                    ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                        (64,853,579)    (59,822,954)       (281,985)        844,054
Cash and cash equivalents at beginning
  of period                                           66,548,774      61,804,775       1,977,180       1,137,767
                                                    ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period          $  1,695,195    $  1,981,821    $  1,695,195    $  1,981,821
                                                    ============    ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                          $    108,507    $    176,452    $    384,571    $    530,326
  Income taxes                                      $       --      $       --      $       --      $       --




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


2.       Summary of Per Share Information

                                                       Three Months Ended         Six Months Ended
                                                          September 30              September 30
                                                     ----------------------    ----------------------
                                                       2002         2001         2002         2001
                                                     ---------    ---------    ---------    ---------
Investment income                                    $     .23    $     .24    $     .46    $     .48
Operating expenses                                        (.07)        (.06)        (.13)        (.11)
Interest expense                                          (.02)        (.07)        (.06)        (.14)
Income taxes                                              (.01)        (.01)        (.02)        (.02)
                                                     ---------    ---------    ---------    ---------
Net investment income                                      .13          .10          .25          .21
Distributions from undistributed
  net investment income                                   --           --           (.20)        (.20)
Net realized loss on investments                          --           (.12)        (.08)        (.12)
Net increase (decrease) in unrealized appreciation
  of investments after deferred taxes                    (8.43)        (.31)      (12.22)        3.70
Exercise of employee stock options (1)                    --           (.08)        --           (.08)
                                                     ---------    ---------    ---------    ---------
Increase (decrease) in net asset value                   (8.30)        (.41)      (12.25)        3.51

Net asset value:
      Beginning of period                                61.47        63.32        65.42        59.40
                                                     ---------    ---------    ---------    ---------
      End of period                                  $   53.17    $   62.91    $   53.17    $   62.91
                                                     =========    =========    =========    =========

Increase (decrease) in deferred taxes on
  unrealized appreciation                            $   (4.54)   $    (.25)   $   (6.57)   $    1.83

Deferred taxes on unrealized appreciation:
     Beginning of period                                 22.02        22.87        24.05        20.79
                                                     ---------    ---------    ---------    ---------
     End of period                                   $   17.48    $   22.62    $   17.48    $   22.62
                                                     =========    =========    =========    =========

Shares outstanding at end of period
  (000s omitted)                                         3,829        3,829        3,829        3,829

   (1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at September 30, 2002 was $203,600,410, equivalent to $53.17 per share after deducting an allowance of $17.48 per share for deferred taxes on unrealized appreciation of investments. Assuming reinvestment of dividends, this represents a decrease of 13.3% during the past quarter, 18.5% during the first half of the current fiscal year and 14.7% during the past twelve months.

                                 September 30,   September 30,
                                       2002            2001
                                 -------------   -------------
          Net assets             $ 203,600,410   $ 240,877,527
          Shares outstanding         3,829,051       3,829,051
          Net assets per share          $53.17          $62.91

Results of Operations

         The composite measure of the Company's financial performance in the Consolidated Statements of Operations is captioned "Increase (decrease) in net assets from operations" and consists of three elements. The first is "Net investment income", which is the difference between the Company's income from interest, dividends and fees and its combined operating and interest expenses, net of applicable income taxes. The second element is "Net realized gain (loss) on investments", which is the difference between the proceeds received from disposition of portfolio securities and their stated cost, net of applicable income tax expense. The third element is the "Net incease (decrease) in unrealized appreciation of investments", which is the net change in the market or fair value of the Company's investment portfolio, compared with stated cost, net of an increase or decrease in deferred income taxes which would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio. It should be noted that the "Net realized gain (loss) on investments" and "Net increase (decrease) in unrealized appreciation of investments" are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized." Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

         Interest income in the six months ended September 30, 2002 decreased from the year-ago period primarily because of a decrease in loans to portfolio companies. During the six months ended September 30, 2002 and 2001, the Company recorded dividend income from the following sources:

                                                  Six Months Ended
                                                    September 30
                                              -----------------------
                                                 2002         2001
                                              ----------   ----------
         AT&T Corp.                           $    9,993   $    9,993
         Alamo Group Inc.                        338,556      338,556
         Dennis Tool Company                      12,500       24,999
         Kimberly-Clark Corporation               46,308       43,221
         The RectorSeal Corporation              480,000      480,000
         Skylawn Corporation                     300,000      300,000
         TCI Holdings, Inc                        40,635       40,635
         Texas Shredder, Inc.                     28,322       20,230
         The Whitmore Manufacturing Company      120,000      120,000
         Other                                    29,170       34,124
                                              ----------   ----------

                                              $1,405,484   $1,411,758
                                              ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Interest expense in the six months ended September 30, 2002 decreased from the year-ago period primarily due to a decrease in interest rates.

Net Increase (Decrease) in Unrealized Appreciation of Investments

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                          Three Months Ended             Six Months Ended
                                             September 30                  September 30
                                       -------------------------     -------------------------
                                          2002           2001           2002           2001
                                       ----------     ----------     ----------     ----------
Alamo Group Inc                        (5,642,000)          --       (5,642,000)          --
All Components, Inc.                         --       (1,750,000)          --       (1,750,000)
Balco, Inc.                                  --        1,482,240      2,000,000      1,482,240
Concert Industries Ltd.                (2,781,000)       902,000     (4,967,000)     2,332,000
Encore Wire Corporation                (5,449,000)     1,363,000     (8,174,000)     5,449,000
Liberty Media Corporation (formerly
  AT&T Corp.-Liberty Media Group)      (1,910,302)    (3,244,804)    (3,698,670)      (880,636)
Mail-Well, Inc.                        (3,270,548)      (524,000)    (4,633,548)    (1,572,000)
Organized Living, Inc.                 (1,800,000)          --       (1,800,000)    (2,500,000)
Palm Harbor Homes, Inc.               (27,492,000)          --      (43,202,000)    15,710,000
PETsMART, Inc.                            844,850        307,482      1,925,892      1,975,744
The RectorSeal Corporation                   --             --             --        2,500,000
VocalData, Inc.                              --         (749,998)          --       (1,489,803)

         As reflected in the above table, at September 30, 2002, the value of our investment in Palm Harbor Homes, Inc. was reduced to reflect Palm Harbor's vulnerability to the increasingly unfavorable condition of the manufactured housing industry as the availability of floor plan financing for retailers has declined and more and more lenders have chosen to withdraw from manufactured housing mortgage financing for retail purchasers. The unfavorable industry climate has created intense price competition and reduced sales volume, adversely affecting Palm Harbor's earnings since its fiscal year ended March 31, 2000 and particularly during the first half of the current fiscal year.

Portfolio Investments

         During the quarter ended September 30, 2002, the Company made new investments of $3,000,000 and additional investments of $157,830 in existing portfolio companies.

         The Company has commitments, subject to certain conditions, to invest up to $2,905,346 in five portfolio companies.

Financial Liquidity and Capital Resources

         At September 30, 2002, the Company had cash and cash equivalents of approximately $1.7 million. Pursuant to Small Business Administration ("SBA") regulations, cash and cash equivalents of $0.7 million held by Capital Southwest Venture Corporation ("CSVC") may not be transferred or advanced to Capital Southwest Corporation without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $63.8 million. The Company also has an unsecured $20.0 million revolving line of credit from a commercial bank, of which $8.5 million was available at September 30, 2002. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, the Company has elected to retain all gains realized during the past 34 years. Retention of future gains is

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

viewed as an important source of funds to sustain the Company's investment activity. Approximately $26.4 million of the Company's investment portfolio is represented by unrestricted publicly-traded securities, which have an ascertainable market value and represent a primary source of liquidity.

         Funds to be used by the Company for operating or investment purposes may be transferred in the form of dividends, management fees or loans from Skylawn Corporation, The RectorSeal Corporation and The Whitmore Manufacturing Company, wholly-owned portfolio companies of the Company, to the extent of their available cash reserves and borrowing capacities.

         Management believes that the Company's cash and cash equivalents and cash available from other sources described above are adequate to meet its expected requirements. Consistent with the long-term strategy of the Company, the disposition of investments from time to time may also be an important source of funds for future investment activities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not affected by foreign currency fluctuations.

         The Company's investment in portfolio securities consists of fixed rate debt securities which totaled $2,800,000 at September 30, 2002, equivalent to 1.0% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

         A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the values of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer, and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments are directly exposed to equity price risks, in that a change in an issuer's public market equity price would result in an identical change in the value of the Company's investment in such security.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submited under the Exchange Act.

Item 4.  Controls and Procedures
           (continued)

Changes in Internal Controls

         There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on July 15, 2002, with the following results of elections and approval:

                                                                             Votes Cast
                                                           -----------------------------------------
                                                                          Against/      Abstentions/
                                                              For        Withheld       Non-Votes
a.  The following Directors were elected to serve until    ---------     ---------      ------------
    the next Annual Meeting of Stockholders:

                  Graeme W. Henderson                      3,440,681      28,769          359,601
                  Gary L. Martin                           3,440,681      28,769          359,601
                  James M. Nolan                           3,440,681      28,769          359,601
                  William R. Thomas                        3,440,681      28,769          359,601
                  John H. Wilson                           3,440,681      28,769          359,601

b.   KPMG LLP was approved as the Company's
     auditors for the 2003 fiscal year.                    3,452,226       6,214          370,611

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Exhibit 99.1-Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the Corporation.

                  Exhibit 99.2-Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the Corporation.

         (b)      Reports on Form 8-K
                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CAPITAL SOUTHWEST CORPORATION



Date:      November  8, 2002                       By: /s/ William R. Thomas
       -------------------------                      --------------------------
                                                      William R. Thomas
                                                      President



Date:      November  8, 2002                       By:  /s/ Susan K. Hodgson
       -------------------------                       -------------------------
                                                       Susan K. Hodgson
                                                       Secretary-Treasurer

               FORM OF SARBANES-OXLEY SECTION 302(a) CERTIFICATION



I, William R. Thomas, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capital Southwest Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 8, 2002            By: /s/ William R. Thomas
       ----------------               ------------------------------------------
                                      William R. Thomas, Chief Executive Officer

               FORM OF SARBANES-OXLEY SECTION 302(a) CERTIFICATION



I, Susan K. Hodgson, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capital Southwest Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 8, 2002             By: /s/ Susan K. Hodgson
       ----------------                -----------------------------------------
                                       Susan K. Hodgson, Chief Financial Officer