Form 10-Q
period 2002-12-31
CAPITAL SOUTHWEST CORP
filed 2003-02-14
CIK 17313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from......................to..........................

Commission File Number: 814-61


                          CAPITAL SOUTHWEST CORPORATION
             (Exact name of registrant as specified in its charter)

           Texas                                                 75-1072796
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No
    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         3,829,051 shares of Common Stock, $1 Par Value as of January 31, 2003



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Financial Statements

                  CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                December 31,       March 31,
                                                           2002             2002
                                                     -------------    -------------
                                                       (Unaudited)
Investments at market or fair value
   Companies more than 25% owned
     (Cost: December 31, 2002 - $23,114,865
      March 31, 2002  - $23,194,865)                 $ 199,522,981    $ 243,024,999
   Companies 5% to 25% owned
     (Cost: December 31, 2002 - $30,120,124
     March 31, 2002 - $27,167,649)                      19,881,003       34,943,003
   Companies less than 5% owned
     (Cost: December 31, 2002 - $30,052,936
     March 31, 2002 - $31,831,341)                      62,537,147       69,513,064
                                                     -------------    -------------
     Total investments
     (Cost: December 31, 2002- $83,287,925
      March 31, 2002 - $82,193,855)                    281,941,131      347,481,066
Cash and cash equivalents                                2,116,168        1,977,180
Receivables                                                303,758        1,753,297
Other assets                                             6,338,362        5,971,361
                                                     -------------    -------------
      Totals                                         $ 290,699,419    $ 357,182,904
                                                     =============    =============

Liabilities and Shareholders' Equity

Notes payable to bank                                $  12,500,000    $   6,500,000
Notes payable to portfolio company                       2,500,000        2,500,000
Accrued interest and other liabilities                   1,897,136        2,018,140
Deferred income taxes                                   67,257,961       90,673,722
Subordinated debenture                                        --          5,000,000
                                                     -------------    -------------
      Total liabilities                                 84,155,097      106,691,862
                                                     -------------    -------------

Shareholders' equity
    Common stock, $1 par value: authorized,
      5,000,000 shares; issued, 4,266,416 shares
      at December 31, 2002 and March 31, 2002            4,266,416        4,266,416
    Additional capital                                   6,935,497        6,935,497
    Undistributed net investment income                  2,943,335        3,297,838
    Undistributed net realized gain on investments      69,576,168       69,844,380
    Unrealized appreciation of investments -
      net of deferred income taxes                     129,856,208      173,180,213
    Treasury stock - at cost (437,365 shares)           (7,033,302)      (7,033,302)
                                                     -------------    -------------
    Net assets at market or fair value, equivalent
     to $53.94 per share at December 31, 2002 and
     $65.42 per share at March 31, 2002 on the
     3,829,051 shares outstanding                      206,544,322      250,491,042
                                                     -------------    -------------
    Totals                                           $ 290,699,419    $ 357,182,904
                                                     =============    =============

                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                      Three Months Ended             Nine Months Ended
                                                          December 31                    December 31
                                                 ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
                                                 ------------    ------------    ------------    ------------
Investment income:
     Interest                                    $     47,170    $     85,171    $    158,890    $    258,330
     Dividends                                      1,258,565       1,172,883       2,664,049       2,584,641
     Management and directors' fees                   122,350         138,072         374,050         398,320
                                                 ------------    ------------    ------------    ------------
                                                    1,428,085       1,396,126       3,196,989       3,241,291
                                                 ------------    ------------    ------------    ------------

Operating expenses:
     Salaries                                         233,971         236,119         644,196         635,612
     Net pension benefit                              (96,981)       (126,135)       (290,942)       (378,405)
     Other operating expenses                         170,479         128,587         441,739         391,293
                                                 ------------    ------------    ------------    ------------
                                                      307,469         238,571         794,993         648,500
                                                 ------------    ------------    ------------    ------------

Income before interest expense and
     income taxes                                   1,120,616       1,157,555       2,401,996       2,592,791
Interest expense                                      103,002         218,303         357,455         752,522
                                                 ------------    ------------    ------------    ------------
Income before income taxes                          1,017,614         939,252       2,044,541       1,840,269
Income tax expense                                     33,713          19,249         101,613         107,569
                                                 ------------    ------------    ------------    ------------

Net investment income                            $    983,901    $    920,003    $  1,942,928    $  1,732,700
                                                 ============    ============    ============    ============

Proceeds from disposition of investments         $    349,880    $  3,612,518    $  1,865,778    $  4,396,496
Cost of investments sold                              329,600       1,821,102       2,341,651       3,387,336
                                                 ------------    ------------    ------------    ------------
Realized gain (loss) on investments
   before income taxes                                 20,280       1,791,416        (475,873)      1,009,160
Income tax expense (benefit)                            7,099         706,840        (207,661)        374,962
                                                 ------------    ------------    ------------    ------------

Net realized gain (loss) on investments                13,181       1,084,576        (268,212)        634,198
                                                 ------------    ------------    ------------    ------------

Increase (decrease) in unrealized appreciation
  of investments before income taxes                5,350,451      11,222,404     (66,634,005)     32,680,259
Increase (decrease) in deferred income taxes
  on appreciation of investments                    1,872,000       3,926,000     (23,310,000)     11,213,000
                                                 ------------    ------------    ------------    ------------

Net increase (decrease) in unrealized
   appreciation of investments                      3,478,451       7,296,404     (43,324,005)     21,467,259
                                                 ------------    ------------    ------------    ------------

Net realized and unrealized gain (loss)
   on investments                                $  3,491,632    $  8,380,980    $(43,592,217)   $ 22,101,457
                                                 ============    ============    ============    ============

Increase (decrease) in net assets
   from operations                               $  4,475,533    $  9,300,983    $(41,649,289)   $ 23,834,157
                                                 ============    ============    ============    ============

          (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                          Nine Months Ended       Year Ended
                                                          December 31, 2002      March 31, 2002
                                                          -----------------    -----------------
                                                            (Unaudited)

Operations
      Net investment income                               $       1,942,928    $       2,041,896
      Net realized loss on investments                             (268,212)            (537,934)
      Net increase (decrease) in unrealized
        appreciation of investments                             (43,324,005)          24,174,348
                                                          -----------------    -----------------
      Increase (decrease) in net assets from operations         (41,649,289)          25,678,310

Distributions from:
      Undistributed net investment income                        (2,297,431)          (2,294,631)

Capital share transactions
      Exercise of employee stock options                               --                498,750
                                                          -----------------    -----------------

      Increase (decrease) in net assets                         (43,946,720)          23,882,429

Net assets, beginning of period                                 250,491,042          226,608,613
                                                          -----------------    -----------------

Net assets, end of period                                 $     206,544,322    $     250,491,042
                                                          =================    =================


















                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                             December 31                    December 31
                                                    ----------------------------    ----------------------------
                                                         2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------
Cash flows from operating activities
Increase (decrease) in net assets from
  operations                                        $  4,475,533    $  9,300,983    $(41,649,289)   $ 23,834,157
Adjustments to reconcile increase (decrease)
  in net assets from operations to net cash
  provided  by operating activities:
  Depreciation and amortization                            5,358           6,841          14,635          18,661
  Net pension benefit                                    (96,981)       (126,135)       (290,942)       (378,405)
  Net realized and unrealized (gain) loss
     on investments                                   (3,491,632)     (8,380,980)     43,592,217     (22,101,457)
  (Increase) decrease in receivables                     (10,087)       (628,743)      1,449,539      (1,173,739)
  (Increase) decrease in other assets                     (1,926)          6,315          (4,952)          4,017
  Increase (decrease) in accrued interest
     and other liabilities                                47,928         (94,819)        (81,285)       (147,925)
  Decrease in accrued pension cost                       (41,820)        (52,487)       (125,460)       (157,460)
  Deferred income taxes                                   34,000          44,180         101,900         132,500
                                                    ------------    ------------    ------------    ------------
Net cash provided by operating
  activities                                             920,373          75,155       3,006,363          30,349
                                                    ------------    ------------    ------------    ------------
Cash flows from investing activities
Proceeds from disposition of investments                 349,880       3,612,518       1,865,778       4,396,496
Purchases of securities                                 (317,659)     (1,608,000)     (3,515,722)     (3,388,858)
Maturities of securities                                    --         2,117,970          80,000       2,267,970
                                                    ------------    ------------    ------------    ------------
Net cash provided by (used in) investing
  activities                                              32,221       4,122,488      (1,569,944)      3,275,608
                                                    ------------    ------------    ------------    ------------

Cash flows from financing activities
Increase in notes payable to bank                      1,000,000            --         6,000,000       1,500,000
Decrease in notes payable to portfolio company              --        (1,500,000)           --        (1,000,000)
Decrease in subordinated debenture                          --              --        (5,000,000)           --
Distributions from undistributed net
  investment income                                   (1,531,621)     (1,531,621)     (2,297,431)     (2,294,631)
Proceeds from exercise of employee stock
  options                                                   --              --              --           498,750
                                                    ------------    ------------    ------------    ------------
Net cash used in financing activities                   (531,621)     (3,031,621)     (1,297,431)     (1,295,881)
                                                    ------------    ------------    ------------    ------------

Net increase in cash and cash
  equivalents                                            420,973       1,166,022         138,988       2,010,076
Cash and cash equivalents at beginning
  of period                                            1,695,195       1,981,821       1,977,180       1,137,767
                                                    ------------    ------------    ------------    ------------
Cash and cash equivalents at end
  of period                                         $  2,116,168    $  3,147,843    $  2,116,168    $  3,147,843
                                                    ============    ============    ============    ============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                          $    103,800    $    315,153    $    488,371    $    845,479
  Income taxes                                      $       --      $       --      $       --      $       --


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

2.       Summary of Per Share Information

                                                       Three Months Ended        Nine Months Ended
                                                           December 31              December 31
                                                     ----------------------    ----------------------
                                                       2002         2001         2002         2001
                                                     ---------    ---------    ---------    ---------
Investment income                                    $     .37    $     .37    $     .83    $     .85
Operating expenses                                        (.08)        (.06)        (.21)        (.17)
Interest expense                                          (.03)        (.06)        (.09)        (.20)
Income taxes                                              (.01)        (.01)        (.03)        (.03)
                                                     ---------    ---------    ---------    ---------
Net investment income                                      .25          .24          .50          .45
Distributions from undistributed
  net investment income                                   (.40)        (.40)        (.60)        (.60)
Net realized gain (loss) on investments                    .01          .28         (.07)         .16
Net increase (decrease) in unrealized appreciation
  of investments after deferred taxes                      .91         1.91       (11.31)        5.61
Exercise of employee stock options (1)                    --           --           --           (.08)
                                                     ---------    ---------    ---------    ---------
Increase (decrease) in net asset value                     .77         2.03       (11.48)        5.54

Net asset value:
      Beginning of period                                53.17        62.91        65.42        59.40
                                                     ---------    ---------    ---------    ---------
      End of period                                  $   53.94    $   64.94    $   53.94    $   64.94
                                                     =========    =========    =========    =========

Increase (decrease) in deferred taxes on
  unrealized appreciation                            $     .49    $    1.02    $   (6.08)   $    2.85

Deferred taxes on unrealized appreciation:
     Beginning of period                                 17.48        22.62        24.05        20.79
                                                     ---------    ---------    ---------    ---------
     End of period                                   $   17.97    $   23.64    $   17.97    $   23.64
                                                     =========    =========    =========    =========

Shares outstanding at end of period
  (000s omitted)                                         3,829        3,829        3,829        3,829

(1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at December 31, 2002 was $206,544,322, equivalent to $53.94 per share after deducting an allowance of $17.97 per share for deferred taxes on net unrealized appreciation of investments. Assuming reinvestment of all dividends, the December 31, 2002 net asset value reflects an increase of 2.2% during the preceding three months and decreases of 16.7% during the nine months of the current fiscal year and 16.1% during the past twelve months.

                                    December 31,   December 31,
                                         2002           2001
                                    ------------   ------------
             Net assets             $206,544,322   $248,646,889
             Shares outstanding        3,829,051      3,829,051
             Net assets per share         $53.94         $64.94

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

Net Investment Income

         Interest income in the nine months ended December 31, 2002 decreased from the year-ago period primarily because of a decrease in loans to portfolio companies. During the nine months ended December 31, 2002 and 2001, the Company recorded dividend income from the following sources:

                                                     Nine Months Ended
                                                        December 31
                                                  -----------------------
                                                     2002         2001
                                                  ----------   ----------
             AT&T Corp.                           $   14,990   $   14,990
             Alamo Group Inc.                        507,834      507,834
             Dennis Tool Company                      37,499       37,499
             Kimberly-Clark Corporation               69,462       64,831
             The RectorSeal Corporation              720,000      720,000
             Skylawn Corporation                     996,659      919,480
             TCI Holdings, Inc                        60,953       60,953
             Texas Shredder, Inc.                     32,167       30,345
             The Whitmore Manufacturing Company      180,000      180,000
             Other                                    44,485       48,709
                                                  ----------   ----------

                                                  $2,664,049   $2,584,641
                                                  ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Interest expense in the nine months ended December 31, 2002 decreased from the year-ago period primarily due to a decrease in interest rates and the payoff of the subordinated debenture on June 3, 2002.

Net Increase (Decrease) in Unrealized Appreciation of Investments

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                   Three Months Ended             Nine Months Ended
                                       December 31                    December 31
                             -----------------------------   ----------------------------
                                  2002             2001           2002            2001
                             ------------     ------------   ------------    ------------
All Components, Inc.         $       --      $       --      $       --      $ (1,750,000)
Balco, Inc.                          --              --         2,000,000       1,482,240
Concert Industries Ltd.          (397,000)     (2,259,000)     (5,364,000)         73,000
Encore Wire Corporation        (2,724,000)           --       (10,898,000)      5,449,000
Liberty Media Corporation       1,273,383         880,636      (2,425,287)           --
Mail-Well, Inc.                 3,061,018        (525,000)     (1,572,530)     (2,097,000)
Media Recovery, Inc.                 --        (3,000,000)           --        (3,000,000)
Organized Living, Inc.               --              --        (1,800,000)     (2,500,000)
Palm Harbor Homes, Inc.         3,927,000      15,710,000     (39,275,000)     31,420,000
PETsMART, Inc.                   (304,328)      1,910,322       1,621,564       3,886,066
The RectorSeal Corporation           --              --              --         2,500,000

         As shown in the above table, for the nine months ended December 31, 2002, we sustained a major $39,275,000 decrease in the value of our investment in Palm Harbor Homes, Inc. This 35.7% decrease in value reflects Palm Harbor's vulnerability to the unfavorable condition of the manufactured housing industry as the availability of floor plan financing for retailers has declined and lenders have withdrawn from manufactured housing mortgage financing for retail purchasers. The hostile industry climate has created intense price competition and reduced sales volume. We also experienced a significant decline in the value of our investment in Encore Wire Corporation, which was reduced during the nine months by $10,898,000, equivalent to 44.4%, as overcapacity in the electric wire and cable industry led to intense price competition and lower profit margins. Another large decline was in the value of our investment in Concert Industries Ltd., which decreased by $5,364,000 - an 83.9% decline during the nine months - as the company experienced continuing losses attributable to production problems in its new Canadian manufacturing facility and to increased competition in the air-laid nonwoven fabrics market.

Portfolio Investments

         During the quarter ended December 31, 2002, the Company made additional investments of $317,659 in existing portfolio companies.

         The Company has commitments, subject to certain conditions, to invest up to $10,782,442 in seven portfolio companies.

Financial Liquidity and Capital Resources

         At December 31, 2002, the Company had cash and cash equivalents of approximately $2.1 million. Pursuant to Small Business Administration ("SBA") regulations, cash and cash equivalents of $0.1 million held by Capital Southwest Venture Corporation ("CSVC") may not be transferred or advanced to Capital Southwest Corporation without the consent of the SBA. Under current SBA

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $63.8 million. The Company also has an unsecured $20.0 million revolving line of credit from a commercial bank, of which $7.5 million was available at December 31, 2002. This line was increased to $25.0 million effective January 20, 2003. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, the Company has elected to retain all gains realized during the past 34 years. Retention of future gains is viewed as an important source of funds to sustain the Company's investment activity. Approximately $31.2 million of the Company's investment portfolio is represented by unrestricted publicly-traded securities, which have an ascertainable market value and represent a primary source of liquidity.

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

         The Company's investment in portfolio securities consists of fixed rate debt securities which totaled $2,800,000 at December 31, 2002, equivalent to 1.0% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

         A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the values of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuers of such restricted securities and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments, which are valued at the public market price, are directly exposed to equity price risks, in that a change in an issuer's public market equity price would result in an identical change in the value of the Company's investment in such security.

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

                                                CAPITAL SOUTHWEST CORPORATION



Date:      February  14, 2003                   By:     /s/ William R. Thomas
       --------------------------                   ----------------------------
                                                        William R. Thomas
                                                        President



Date:      February  14, 2003                   By:     /s/ Susan K. Hodgson
       --------------------------                   ----------------------------
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





Date:  February 14, 2003           By: /s/ William R. Thomas
       -----------------              ------------------------------------------
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



Date:  February 14, 2003            By: /s/ Susan K. Hodgson
       -----------------               -----------------------------------------
                                       Susan K. Hodgson, Chief Financial Officer