Form 10-K
period 2003-03-31
CAPITAL SOUTHWEST CORP
filed 2003-06-13
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from.....................to.....................

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                      ---   ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 2003 was $97,852,305, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of May 15, 2003 was 3,829,051.

       Documents Incorporated by Reference                                Part of Form 10-K
(1)  Annual Report to Shareholders for the Year Ended                    Parts I and II; and
                March 31, 2003                                      Part IV, Item 14(a)(1) and (2)

(2)  Proxy Statement for Annual Meeting of Shareholders                        Part III
               to be held July 21, 2003

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
      Item 1.   Business......................................................1
      Item 2.   Properties....................................................1
      Item 3.   Legal Proceedings.............................................2
      Item 4.   Submission of Matters to a Vote of Security Holders...........2

PART II
      Item 5.   Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................2
      Item 6.   Selected Financial Data.......................................2
      Item 7.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................2
      Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....2
      Item 8.   Financial Statements and Supplementary Data...................3
      Item 9.   Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure....................................3

PART III
      Item 10.  Directors and Executive Officers of the Registrant............3
      Item 11.  Executive Compensation........................................4
      Item 12.  Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters............................4
      Item 13.  Certain Relationships and Related Transactions................5
      Item 14.  Controls and Procedures.......................................5
      Item 15.  Principal Accountant Fees and Services........................5

PART IV
      Item 16.  Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K ...............................................5

Signatures ...................................................................6
Certifications..............................................................7-8
Exhibit Index..............................................................9-10

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

         The twelve largest investments of the Company had a combined cost of $42,715,312 and a value of $251,201,091, representing 87.5% of the value of the Company's consolidated investment portfolio at March 31, 2003. For a narrative description of the twelve largest investments, see "Twelve Largest Investments - March 31, 2003" on pages 8 through 10 of the Company's Annual Report to Shareholders for the Year Ended March 31, 2003 (the "2003 Annual Report") which is herein incorporated by reference. Certain of the information presented on the twelve largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' financial statements, which in some instances are unaudited.

         The Company competes for attractive investment opportunities with venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.

         The number of persons employed by the Company at March 31, 2003 was seven.

         The Company's internet website address is www.capitalsouthwest.com. You can review the filings Capital Southwest Corporation has made with U.S. Securities and Exchange Commission ("SEC"), free of charge by linking directly from our website to NASDAQ, a database that links to EDGAR, the Electronic Data Gathering, Analysis, and Retrieval System of the SEC. You should be able to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Item 2.  Properties

         The Company maintains its offices at 12900 Preston Road, Suite 700, Dallas, Texas, 75230, where it rents approximately 3,700 square feet of office space pursuant to a lease agreement expiring in February 2008. The Company believes that its offices are adequate to meet its current and expected future needs.

Item 3.  Legal Proceedings

         The Company has no material pending legal proceedings to which it is a party or to which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Information set forth under the captions "Shareholder Information - Shareholders, Market Prices and Dividends" on page 33 of the 2003 Annual Report is herein incorporated by reference.

Item 6.  Selected Financial Data

         "Selected Consolidated Financial Data" on page 32 of the 2003 Annual Report is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 29 through 31 of the Company's 2003 Annual Report are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is not materially affected by foreign currency fluctuations.

         The Company's investment in portfolio securities consists of fixed rate debt securities which totaled $3,351,750 at March 31, 2003, equivalent to 1.17% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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


Item 8.  Financial Statements and Supplementary Data

         Pages 11 through 28 of the Company's 2003 Annual Report are herein incorporated by reference. See also Item 16 of this Form 10-K - "Exhibits,
Financial Statement Schedules, and Reports on Form 8-K".

         Selected Quarterly Financial Data (Unaudited)
         ---------------------------------

         The   following   presents  a  summary  of  the   unaudited   quarterly
consolidated financial information for the years ended March 31, 2003 and 2002.

                                                   First       Second        Third      Fourth
                                                  Quarter      Quarter      Quarter     Quarter       Total
                                                 ---------    ---------    ---------   ---------    ---------
                                                         (In thousands, except per share amounts)
2003
----
    Net investment income                        $     475    $     484    $     984   $     356    $   2,299
    Net realized gain (loss) on investments           (318)          37           13       1,614        1,346
    Net increase (decrease) in unrealized
        appreciation of investments                (14,528)     (32,274)       3,478      (2,048)     (45,372)
    Net increase (decrease) in net assets from
       operations                                  (14,371)     (31,754)       4,476         (78)     (41,727)
    Net increase (decrease) in net assets from
       operations per share                          (3.75)       (8.30)        1.17       (0.02)      (10.90)

2002
----
    Net investment income                        $     429    $     383    $     921   $     309    $   2,042
    Net realized gain (loss) on investments           --           (450)       1,084      (1,172)        (538)
    Net increase (decrease)  in unrealized
       appreciation of investments                  15,310       (1,139)       7,296       2,707       24,174
    Net increase (decrease) in net assets from
       operations                                   15,739       (1,206)       9,301       1,844       25,678
    Net increase (decrease) in net assets from
       operations per share                           4.11        (0.32)        2.43        0.48         6.70

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On Form 8-K dated May 9, 2003, the Company reported the dismissal of KPMG LLP as accountants for the fiscal year ending March 31, 2004 and the appointment of Ernst & Young LLP.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information set forth under the caption "Proposal 1: Election of Directors" in the Company's definitive Proxy Statement for Annual Meeting of
Shareholders to be held July 21, 2003, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or about June 6, 2003 (the "2003 Proxy Statement") is herein incorporated by reference.

Executive Officers of the Registrant

         The officers of the Company, together with the offices in the Company presently held by them, their business experience during the last five years and their ages are as follows:

     William M.  Ashbaugh,  age 48, has served as Vice  President of the Company since 2001. He previously served as Managing Director in the corporate finance departments of Hoak Breedlove Wesneski & Co. from 1998 to 2001, Principal Financial Securities from 1997 to 1998 and Southwest Securities from 1995 to 1997.

     Patrick F. Hamner, age 47, has served as Vice President of the Company since 1986 and was an investment associate with the Company from 1982 to 1986.

     Susan K. Hodgson, age 41, has served as Secretary-Treasurer of the Company since 2001 and was the Controller of the Company from 1994.

     Gary L. Martin, age 56, has been a director of the Company since July 1988 and has served as Vice President of the Company since 1984. He previously served as Vice President of the Company from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned portfolio company.

     William R. Thomas, age 74, has served as Chairman of the Board of Directors of the Company since 1982 and President of the Company since 1980. In addition, he has been a director of the Company since 1972 and was previously Senior Vice President of the Company from 1969 to 1980.

         No family relationship exists between any of the above-listed officers, and there are no arrangements or understandings between any of them and any other person pursuant to which they were selected as an officer. All officers are elected to hold office for one year, subject to earlier termination by the Company's board of directors.

Item 11.  Executive Compensation

         The information set forth under the caption "Compensation of Directors and Executive Officers" in the 2003 Proxy Statement is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Proposal 1: Election of Directors" in the 2003 Proxy Statement is herein incorporated by reference.

         The table below sets forth certain information as of March 31, 2003 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

                      Equity Compensation Plan Information

                                                                                      Number of Securities
                          Number of Securities                                       Remaining Available For
                            To Be Issued Upon     Weighted-Average Exercise       Future Issuance Under Equity
Plan Category                  Exercise of         Price Of Outstanding               Compensation Plans
-------------             Outstanding Options,            Options,               (excluding securities reflected
                           Warrants And Rights       Warrants And Rights                  in column (a)
                           -------------------       -------------------                  -------------

                                   (a)                       (b)                               (c)
                                   ---                       ---                               ---
Equity                           82,500                    $58.336                           85,500
compensation plans
approved by security
holders(1)

Equity                                -                          -                                -
compensation plans
not approved by
security holders
                               --------                   --------                         --------
       Total                     82,500                    $58.336                           85,500
---------

(1) Includes the 1984 Incentive Stock Option Plan and the 1999 Stock Option Plan. For a description of these plans, please refer to Footnote 6 contained in our consolidated financial statements.

Item 13. Certain Relationships and Related Transactions

         There were no relationships or transactions within the meaning of this item during the fiscal year ended March 31, 2003 or proposed for the fiscal year ending March 31, 2004.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our President and Chairman of the Board and Secretary-Treasurer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, the President and Chairman of the Board and Secretary-Treasurer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls

         There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

Item 15.    Principal Accountant Fees and Services

         The information set forth under the caption "Audit and Other Fees" and "Proposal 2: Ratification of Appointment of Independent Auditors" in the 2003 Proxy Statement is herein incorporated by reference.

                                     PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following financial statements included in pages 11 through 28 of the Company's 2003 Annual Report are herein incorporated by reference:

         (A) Portfolio of Investments - March 31, 2003
             Consolidated Statements of Financial Condition - March 31, 2003
                and 2002
             Consolidated Statements of Operations - Years Ended March 31, 2003,
                2002 and 2001
             Consolidated Statements of Changes in Net Assets - Years Ended
                March 31, 2003, 2002 and 2001
             Consolidated Statements of Cash Flows - Years Ended March 31, 2003,
                2002 and 2001

         (B) Notes to Consolidated Financial Statements

         (C) Notes to Portfolio of Investments

         (D) Selected Per Share Data and Ratios

         (E) Independent Auditors' Report

         (F) Portfolio Changes During the Year

     (a)(2) All schedules are omitted because they are not applicable or not required, or the information is otherwise supplied.

     (a)(3) See the Exhibit Index on page 9.

     (b) The Company filed no reports on Form 8-K during the three months ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CAPITAL SOUTHWEST CORPORATION


                                                By: /s/ William R. Thomas
                                                   -----------------------------
                                                   William R. Thomas, President
                                                    and Chairman of the Board

Date:  June 13, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                         Title                            Date
     ---------                         -----                            ----


  /s/ William R. Thomas
------------------------      President and Chairman               June 13, 2003
    William R. Thomas          of the Board and Director
                              (chief executive officer)

  /s/  Gary L. Martin
------------------------      Director                             June 13, 2003
     Gary L. Martin


/s/  Graeme W. Henderson
------------------------      Director                             June 13, 2003
  Graeme W. Henderson


  /s/ James M. Nolan
------------------------      Director                             June 13, 2003
   James M. Nolan


  /s/  John H. Wilson
------------------------      Director                             June 13, 2003
    John H. Wilson


  /s/ Susan K. Hodgson
------------------------      Secretary-Treasurer                  June 13, 2003
   Susan K. Hodgson           (chief financial/accounting officer)

                   SARBANES-OXLEY SECTION 302(a) CERTIFICATION


I, William R. Thomas, President and Chairman of the Board of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of Capital Southwest Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  June 13, 2003                            By: /s/ William R. Thomas
       -------------                               -----------------------------
                                                   William R.  Thomas, President
                                                    and Chairman of the Board

                   SARBANES-OXLEY SECTION 302(a) CERTIFICATION


I, Susan K. Hodgson, Secretary-Treasurer of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of Capital Southwest Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  June 13, 2003                    By:  /s/ Susan K. Hodgson
       -------------                       -------------------------------------
                                           Susan K. Hodgson, Secretary-Treasurer

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

         4.1               Specimen  of  Common  Stock  certificate   (filed  as
                           Exhibit 4.1 to Form 10-K for the fiscal year ended March 31, 2002).

         10.1              The  RectorSeal   Corporation   and  Jet-Lube,   Inc.
                           Employee Stock Ownership Plan as revised and restated effective April 1, 1998 (filed as Exhibit 10.1 to Form 10-K for the fiscal year ended March 31, 2002).

         10.2 Amendment No. I to The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1998 (filed as Exhibit 10.2 to Form 10-K for the fiscal year ended March 31, 2002).

         10.3* Amendment No. 2 to The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1998.

         10.4 Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit
                           10.3 to Form 10-K for the fiscal year ended March 31,
                           1995).

         10.5 Amendments One and Two to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended March 31, 1998).

         10.6 Amendment Three to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2002).

         10.7* Amendment Four to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989.

         10.8* Amendment Five to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989.

         10.9* Amendment Six to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989.

         10.10 Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan for certain highly-compensated superseded plan participants effective April 1, 1993 (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended March 31, 1995).

         10.11 Amendment One to Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan for certain highly-compensated superceded plan participants effective April 1, 1993 (filed as
                           Exhibit 10.6 to Form 10-K for the fiscal year ended March 31, 1998).

         10.12 Capital Southwest Corporation Retirement Income Restoration Plan as amended and restated effective April 1, 1989 (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 1995).

         10.13 Form of Indemnification Agreement which has been established with all directors and executive officers of the Company (filed as Exhibit 10.9 to Form 8-K dated February 10, 1994).

         10.14 Capital Southwest Corporation 1984 Incentive Stock Option Plan as amended and restated as of April 20, 1987 (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 1990).

         10.15 Capital Southwest Corporation 1999 Stock Option Plan (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 2000).

         13.1* Annual Report to Shareholders for the fiscal year ended March 31, 2003.

         16.1 Letter Regarding Change of Certifying Accountant (incorporated by reference to Exhibit 16 to Form 8-K filed on May 9, 2003).

         21.1 List of subsidiaries of the Company (filed as exhibit 21 to Form 10-K for the fiscal year ended March 31,
                           1998).

         23.1*             Independent Auditors' Consent.

         99.1* Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the President and Chairman of the Board of the Corporation.

         99.2* Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Secretary-Treasurer of the Corporation.