Form 10-Q
period 2003-06-30
CAPITAL SOUTHWEST CORP
filed 2003-08-08
CIK 17313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

       3,857,051 shares of Common Stock, $1 Par Value as of July 31, 2003

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements

       Consolidated Statements of Financial Condition
                June 30, 2003 (Unaudited) and March 31, 2003................3

       Consolidated Statements of Operations (Unaudited)
                Quarters ended June 30, 2003 and June 30, 2002..............4

       Consolidated Statements of Changes in Net Assets Quarter ended June
                30, 2003 (Unaudited) and year ended
                March 31, 2003..............................................5

       Consolidated Statements of Cash Flows (Unaudited)
                Quarters ended June 30, 2003 and June 30, 2002..............6

       Notes to Consolidated Financial Statements...........................7

     ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................8

     ITEM 3. Quantitative and Qualitative Disclosure About
                Market Risk.................................................10

     ITEM 4. Controls and Procedures........................................11

PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K...............................11

Signatures .................................................................12


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                 June 30, 2003     March 31, 2003
                                                       --------------    --------------
                                                         (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: June 30, 2003 - $23,114,865
         March 31, 2003  - $23,114,865)                $  203,901,981    $  202,893,981
      Companies 5% to 25% owned
        (Cost: June 30, 2003 - $31,120,124
        March 31, 2003 - $30,120,124)                      21,097,006        18,566,004
      Companies less than 5% owned
        (Cost: June 30, 2003 - $38,226,853
        March 31, 2003 - $38,226,853)                      76,532,410        65,600,452
                                                       --------------    --------------
      Total investments
        (Cost: June 30, 2003- $92,461,842
        March 31, 2003 - $91,461,842)                     301,531,397       287,060,437
Cash and cash equivalents                                   3,401,996         4,650,388
Receivables                                                    93,926           297,664
Other assets                                                6,620,223         6,481,383
                                                       --------------    --------------
      Totals                                           $  311,647,542    $  298,489,872
                                                       ==============    ==============

Liabilities and Shareholders' Equity

Note payable to bank                                   $   15,500,000    $   15,500,000
Notes payable to portfolio company                          7,500,000         7,500,000
Accrued interest and other liabilities                      1,854,379         1,868,991
Deferred income taxes                                      71,901,618        67,153,906
                                                       --------------    --------------
      Total liabilities                                    96,755,997        92,022,897
                                                       --------------    --------------

Shareholders' equity
      Common stock, $1 par value: authorized,
       5,000,000 shares; issued, 4,266,416 shares
       at June 30, 2003 and March 31, 2003                  4,266,416         4,266,416
      Additional capital                                    6,935,497         6,935,497
      Undistributed net investment income                   2,970,661         3,299,659
      Undistributed net realized gain on investments       71,187,716        71,190,108
      Unrealized appreciation of investments -
       net of deferred income taxes                       136,564,557       127,808,597
      Treasury stock - at cost (437,365 shares)            (7,033,302)       (7,033,302)
                                                       --------------    --------------
      Net assets at market or fair value, equivalent
       to $56.12 per share at June 30, 2003 and
       $53.92 per share at March 31, 2003 on the
       3,829,051 shares outstanding                       214,891,545       206,466,975
                                                       --------------    --------------
      Totals                                           $  311,647,542    $  298,489,872
                                                       ==============    ==============


                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                       2003            2002
                                                   ------------    ------------

Investment income:
     Interest                                      $     49,468    $     64,675
     Dividends                                          697,316         708,992
     Management and directors' fees                     170,115         131,350
                                                   ------------    ------------
                                                        916,899         905,017
                                                   ------------    ------------
Operating expenses:
     Salaries                                           209,475         200,750
     Net pension benefit                                (96,981)       (126,135)
     Other operating expenses                           193,572         149,907
                                                   ------------    ------------

                                                        306,066         224,522
                                                   ------------    ------------

Income before interest expense and income taxes         610,833         680,495
Interest expense                                        140,021         160,956
                                                   ------------    ------------
Income before income taxes                              470,812         519,539
Income tax expense                                       34,000          44,200
                                                   ------------    ------------
Net investment income                              $    436,812    $    475,339
                                                   ============    ============

Proceeds from disposition of investments           $       --      $  1,459,220
Cost of investments sold                                  3,680       2,012,051
                                                   ------------    ------------
Realized loss on investments before income taxes         (3,680)       (552,831)
Income tax benefit                                       (1,288)       (234,597)
                                                   ------------    ------------

Net realized loss on investments                         (2,392)       (318,234)
                                                   ------------    ------------

Increase (decrease) in unrealized appreciation
  of investments before income taxes                 13,470,960     (22,332,457)
Increase (decrease) in deferred income
  taxes on appreciation of investments                4,715,000      (7,804,000)
                                                   ------------    ------------

Net increase (decrease) in unrealized
  appreciation of investments                         8,755,960     (14,528,457)
                                                   ------------    ------------


Net realized and unrealized gain (loss)
  on investments                                   $  8,753,568    $(14,846,691)
                                                   ============    ============

Increase (decrease) in net assets from operations  $  9,190,380    $(14,371,352)
                                                   ============    ============



                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                         Three Months Ended    Year Ended
                                                           June 30, 2003     March 31, 2003
                                                           --------------    --------------
                                                               (Unaudited)
Operations
      Net investment income                                $      436,812    $    2,299,252
      Net realized gain (loss) on investments                      (2,392)        1,345,728
      Net increase (decrease) in unrealized appreciation
        of investments                                          8,755,960       (45,371,616)
                                                           --------------    --------------
      Increase (decrease) in net assets from operations         9,190,380       (41,726,636)

Distributions from:
      Undistributed net investment income                        (765,810)       (2,297,431)
                                                           --------------    --------------

      Increase (decrease) in net assets                         8,424,570       (44,024,067)

Net assets, beginning of period                               206,466,975       250,491,042
                                                           --------------    --------------

Net assets, end of period                                  $  214,891,545    $  206,466,975
                                                           ==============    ==============























                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                              Three Months Ended
                                                                   June 30,
                                                         ----------------------------
                                                              2003            2002
                                                         ------------    ------------
Cash flows from operating activities
Increase (decrease) in net assets from operations        $  9,190,380    $(14,371,352)
Adjustments to reconcile increase (decrease) in net
  assets from operations to net cash provided by
  operating activities:
  Depreciation and amortization                                 4,765           5,399
  Net pension benefit                                         (96,981)       (126,135)
  Net realized and unrealized (gain) loss
     on investments                                        (8,753,568)     14,846,691
  Decrease in receivables                                     203,738       1,618,239
  Increase in other assets                                    (18,046)        (16,630)
  Decrease in accrued interest
     and other liabilities                                     (1,370)       (120,175)
  Decrease in accrued pension cost                            (41,820)        (41,820)
  Deferred income taxes                                        34,000          44,200
                                                         ------------    ------------
Net cash provided by operating activities                     521,098       1,838,417
                                                         ------------    ------------

Cash flows from investing activities
Proceeds from disposition of investments                         --         1,459,220
Purchases of securities                                    (1,003,680)        (40,233)
Maturities of securities                                         --            80,000
                                                         ------------    ------------
Net cash provided by (used in) investing activities        (1,003,680)      1,498,987
                                                         ------------    ------------

Cash flows from financing activities
Increase in notes payable to bank                                --        67,000,000
Decrease in subordinated debenture                               --        (5,000,000)
Distributions from undistributed net investment income       (765,810)       (765,810)
                                                         ------------    ------------
Net cash provided by (used in) financing activities          (765,810)     61,234,190
                                                         ------------    ------------

Net increase (decrease)in cash and cash equivalents        (1,248,392)     64,571,594
Cash and cash equivalents at beginning
  of period                                                 4,650,388       1,977,180
                                                         ------------    ------------
Cash and cash equivalents at end of period               $  3,401,996    $ 66,548,774
                                                         ============    ============


Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                   $140,022        $276,064
  Income taxes                                               $   --          $   --



                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements, which include the accounts of Capital Southwest Corporation, its wholly-owned small business investment company subsidiary and its wholly-owned management company (the "Company"), have been prepared on the fair value basis in accordance with accounting principles generally accepted in the United States of America for investment companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2003. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

2.   Stock-Based Compensation

     Effective April 1, 2003, the Company adopted the fair value method of recording compensation expense related to all stock options granted after March 31, 2003, in accordance with SFAS Nos. 123 and 148. No stock options have been granted since March 31, 2003; therefore, under the prospective method of adoption selected by the Company, no stock-based compensation has been recognized in the consolidated financial statements.

     The following table illustrates the effect on net asset value and net asset value per share as if the fair value method had been applied to all outstanding options granted since January 1, 1995 in each period.

                                                       Quarter Ended June 30
                                                        2003            2002
                                                   -------------   -------------

Net asset value, as reported                       $ 214,891,545   $ 235,353,880
Deduct: Total fair value computed
   stock-based compensation                               44,860          44,860
                                                   -------------   -------------
Pro forma net asset value                          $ 214,846,685   $ 235,309,020
                                                   =============   =============

Net asset value per share:
   Basic - as reported                                    $56.12          $61.47
                                                          ======          ======
   Basic - pro forma                                      $56.11          $61.45
                                                          ======          ======

   Diluted - pro forma                                    $55.96          $61.27
                                                          ======          ======

     The diluted net asset value per share calculation assumes all vested outstanding options for which the market price exceeds the exercise price have been exercised.


Notes to Consolidated Financial Statements
(continued)

3.   Summary of Per Share Information

                                                                     Three Months Ended
                                                                           June 30
                                                                   ----------------------
                                                                     2003         2002
                                                                   ---------    ---------
Investment income                                                     $  .24    $     .23
Operating expenses                                                      (.08)        (.06)
Interest expense                                                        (.04)        (.04)
Income taxes                                                            (.01)        (.01)
                                                                   ---------    ---------
Net investment income                                                    .11          .12
Distributions from undistributed
  net investment income                                                 (.20)        (.20)
Net realized gain (loss) on investments                                 --           (.08)
Net increase (decrease) in unrealized appreciation
  of investments after deferred taxes                                   2.29        (3.79)
                                                                   ---------    ---------
Increase (decrease) in net asset value                                  2.20        (3.95)

Net asset value:
  Beginning of period                                                  53.92        65.42
                                                                   ---------    ---------
  End of period                                                       $56.12       $61.47
                                                                   =========    =========

Increase (decrease) in deferred taxes on unrealized appreciation      $ 1.24       $(2.03)

Deferred taxes on unrealized appreciation:
  Beginning of period                                                  17.70        24.05
                                                                   ---------    ---------
  End of period                                                       $18.94       $22.02
                                                                   =========    =========

Shares outstanding at end of period
  (000s omitted)                                                       3,829        3,829


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Net asset value at June 30, 2003 was $214,891,545, equivalent to $56.12 per share after deducting an allowance of $18.94 per share for deferred taxes on net unrealized appreciation of investments. Assuming reinvestment of all dividends, the June 30, 2003 net asset value reflects a decrease of 7.7% during the past twelve months and an increase of 4.4% during the past three months.

                                                 June 30,       June 30,
                                                   2003           2002
                                               ------------   ------------
        Net assets                             $214,891,545   $235,353,880
        Shares outstanding                        3,829,051      3,829,051
        Net assets per share                         $56.12         $61.47

Results of Operations

     The composite measure of the Company's financial performance in the Consolidated Statements of Operations is captioned "Increase (decrease) in net assets from operations" and consists of three elements. The first is "Net investment income", which is the difference between the Company's income from interest, dividends and fees and its combined operating and interest expenses, net of applicable income taxes. The second element is "Net realized gain (loss) on investments", which is the difference between the proceeds received from disposition of portfolio securities and their stated cost, net of applicable income tax expense. The third element is the "Net increase (decrease) in unrealized appreciation of investments", which is the net change in the market or fair value of the Company's investment portfolio, compared with stated cost,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

net of an increase or decrease in deferred income taxes which would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio. It should be noted that the "Net realized gain (loss) on investments" and "Net increase (decrease) in unrealized appreciation of investments" are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs. Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

     Interest income in the three months ended June 30, 2003 decreased from the year-ago period primarily because of a decrease in loans to portfolio companies and the prior year included interest earned on the $65,000,000 borrowed on June 30, 2002 and repaid July 1, 2002. During the three months ended June 30, 2003 and 2002, the Company recorded dividend income from the following sources:

                                                           Three Months Ended
                                                                 June 30
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
         Alamo Group Inc.                                  $169,278   $169,278
         Dennis Tool Company                                 12,500     12,500
         Kimberly-Clark Corporation                          26,241     23,154
         The RectorSeal Corporation                         240,000    240,000
         Skylawn Corporation                                150,000    150,000
         Sprint Corporation                                   9,000      9,000
         TCI Holdings, Inc.                                  20,318     20,318
         Texas Shredder, Inc.                                 1,875     14,161
         The Whitmore Manufacturing Company                  60,000     60,000
         Other                                                8,104     10,581
                                                           --------   --------
                                                           $697,316   $708,992
                                                           ========   ========

     Interest expense in the three months ended June 30, 2003 decreased from the year-ago period, reflecting the combined effect of interest paid in the same quarter last year on the $5,000,000 subordinated debenture paid-off on June 3, 2002, and on the $65,000,000 borrowing repaid on July 1, 2002, offset by interest on $12,000,000 of additional notes payable outstanding on June 30, 2003.

Net Increase (Decrease) in Unrealized Appreciation of Investments

     Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                                       Three Months Ended
                                                            June 30
                                                  ----------------------------
                                                      2003            2002
                                                  ------------    ------------
          All Components, Inc.                    $  2,900,000    $       --
          Balco, Inc.                                     --         2,000,000
          Concert Industries Ltd.                     (442,998)     (2,186,000)
          Encore Wire Corporation                    2,724,000      (2,725,000)
          Extreme International, Inc.                2,216,000            --
          Liberty Media Corporation                  1,290,169      (1,788,368)
          Mail-Well, Inc.                            1,027,328      (1,363,000)
          Palm Harbor Homes, Inc.                         --       (15,710,000)
          PETsMART, Inc.                             1,853,218       1,081,042

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     During the three months ended June 30, 2003, the value of our investment in Palm Harbor Homes, Inc. remained unchanged from the March 31, 2003 value, reflecting a continuation of the depressed manufactured housing market. During the quarter ended June 30, 2002, the value of our investment in Palm Harbor Homes, Inc. was reduced significantly due to the increasingly unfavorable outlook for the manufactured housing industry.

Portfolio Investments

     During the quarter ended June 30, 2003, the Company made an additional investment of $1,000,000 in CMI Holding Company, Inc.

     The Company has commitments, subject to certain conditions, to invest up to $2,336,525 in four portfolio companies as requested by management.

Financial Liquidity and Capital Resources

     At June 30, 2003, the Company had cash and cash equivalents of approximately $3.4 million. Pursuant to Small Business Administration ("SBA") regulations, cash and cash equivalents of $123,000 held by Capital Southwest Venture Corporation ("CSVC") may not be transferred or advanced to Capital Southwest Corporation without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $63.8 million. The Company also has an unsecured $25.0 million revolving line of credit from a commercial bank, of which $9.5 million was available at June 30, 2003. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, the Company has elected to retain all gains realized during the past 35 years. Retention of future gains is viewed as an important source of funds to sustain the Company's investment activity. Approximately $31.3 million of the Company's investment portfolio is represented by unrestricted publicly-traded securities, which have an ascertainable market value and represent a source of liquidity.

     Funds to be used by the Company for operating or investment purposes may be transferred in the form of dividends, management fees or loans from Skylawn Corporation, The RectorSeal Corporation and The Whitmore Manufacturing Company, wholly-owned portfolio companies of the Company, to the extent of their available cash reserves and borrowing capacities. At June 30, 2003, the Company owed $7,500,000 to Skylawn Corporation.

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

     The Company's investment in portfolio securities consists of fixed rate debt securities which totaled $5,567,750 at June 30, 2003, equivalent to 1.8% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
        (continued)

     A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the values of these investments from modest changes in public market equity valuations.  Should  significant  changes  in market  valuations  of  comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuers of such restricted securities and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments, which are valued at the public market price, are directly exposed to equity price risks, in that a change in an issuer's public market equity price would result in an identical change in the value of the Company's investment in such security.

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

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               Exhibit 31.1- Sarbanes-Oxley Section 302(a) Certification of the President and Chairman of the Board of the Corporation.

               Exhibit 31.2- Sarbanes-Oxley Section 302(a) Certification of the Secretary-Treasurer of the Corporation.

               Exhibit 32.1- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the President and Chairman of the Board of the Corporation.

               Exhibit 32.2- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Secretary-Treasurer of the Corporation.

          (b)  Reports on Form 8-K
               On May 9, 2003, the Company filed a report on Form 8-K to furnish, pursuant to Item 4, a change in the Company's certifying accountant for the fiscal year ending March 31, 2004. The Company filed no other reports on Form 8-K during the three months ended June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CAPITAL SOUTHWEST CORPORATION



Date:  August 8, 2003               By: /s/ William R. Thomas
      ----------------                 -----------------------------------------
                                       William R. Thomas, President and Chairman
                                       of  the Board (chief executive officer)



Date:  August 8, 2003               By: /s/ Susan K. Hodgson
      ----------------                 -----------------------------------------
                                       Susan K. Hodgson, Secretary-Treasurer
                                       (chief financial/accounting officer)