Form 10-Q
period 2003-09-30
CAPITAL SOUTHWEST CORP
filed 2003-11-14
CIK 17313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from...............to.................................

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

      3,857,051 shares of Common Stock, $1 Par Value as of October 31, 2003

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements

           Consolidated Statements of Financial Condition
                September 30, 2003 (Unaudited) and March 31, 2003...........3

           Consolidated Statements of Operations (Unaudited)
                Periods ended September 30, 2003 and September 30, 2002.....4

           Consolidated Statements of Changes in Net Assets
                Six months ended September 30, 2003 (Unaudited) and year
                ended March 31, 2003........................................5

           Consolidated Statements of Cash Flows (Unaudited)
                Quarters ended September 30, 2003 and September 30, 2002....6

           Notes to Consolidated Financial Statements.......................7

     ITEM 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................8

     ITEM 3.  Quantitative and Qualitative Disclosure About
                Market Risk................................................10

     ITEM 4.     Controls and Procedures...................................11

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K.............................12

Signatures.................................................................13


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                  September 30, 2003      March 31, 2003
                                                        ------------------    ------------------
                                                            (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: September 30, 2003 - $23,114,865,
         March 31, 2003  - $23,114,865)                    $208,726,981          $202,893,981
      Companies 5% to 25% owned
        (Cost: September 30, 2003 - $36,620,124,
        March 31, 2003 - $30,120,124)                        32,046,006            18,566,004
      Companies less than 5% owned
        (Cost: September 30, 2003 - $37,074,060,
        March 31, 2003 - $38,226,853)                        84,565,927            65,600,452
                                                           ------------          ------------
      Total investments
        (Cost: September 30, 2003- $96,809,049,
        March 31, 2003 - $91,461,842)                       325,338,914           287,060,437
Cash and cash equivalents                                     3,180,462             4,650,388
Receivables                                                     321,052               297,664
Other assets                                                  6,651,828             6,481,383
                                                           ------------          ------------
      Totals                                               $335,492,256          $298,489,872
                                                           ============          ============

Liabilities and Shareholders' Equity

Note payable to bank                                       $ 15,500,000          $ 15,500,000
Notes payable to portfolio company                            7,500,000             7,500,000
Accrued interest and other liabilities                        1,867,309             1,868,991
Deferred income taxes                                        79,204,573            67,153,906
                                                           ------------          ------------
      Total liabilities                                     104,071,882            92,022,897
                                                           ------------          ------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,294,416 shares
        at September 30, 2003 and 4,266,416 shares at
        March 31, 2003                                        4,294,416             4,266,416
      Additional capital                                      7,904,997             6,935,497
      Undistributed net investment income                     3,353,249             3,299,659
      Undistributed net realized gain on investments         73,123,147            71,190,108
      Unrealized appreciation of investments -
        net of deferred income taxes                        149,777,867           127,808,597
      Treasury stock - at cost (437,365 shares)              (7,033,302)           (7,033,302)
                                                           ------------          ------------
      Net assets at market or fair value, equivalent
        to $60.00 per share on the 3,857,051 shares
        outstanding at September 30, 2003, and
        $53.92 per share on the 3,829,051 shares
        outstanding at March 31, 2003                       231,420,374           206,466,975
                                                           ------------          ------------
      Totals                                               $335,492,256          $298,489,872
                                                           ============          ============


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                       Three Months Ended              Six Months Ended
                                                          September 30                    September 30
                                                 ----------------------------    ----------------------------
                                                     2003            2002            2003            2002
                                                 ------------    ------------    ------------    ------------
Investment income:
     Interest                                    $     31,201    $     47,045    $     80,669    $    111,720
     Dividends                                        698,649         696,492       1,395,965       1,405,484
     Management and directors' fees                   151,249         120,350         321,364         251,700
                                                 ------------    ------------    ------------    ------------
                                                      881,099         863,887       1,797,998       1,768,904
                                                 ------------    ------------    ------------    ------------

Operating expenses:
     Salaries                                         215,375         209,475         424,850         410,225
     Net pension benefit                              (39,479)        (67,826)       (136,460)       (193,961)
     Other operating expenses                         173,282         121,353         366,854         271,260
                                                 ------------    ------------    ------------    ------------
                                                      349,178         263,002         655,244         487,524
                                                 ------------    ------------    ------------    ------------

Income before interest expense and
  income taxes                                        531,921         600,885       1,142,754       1,281,380
Interest expense                                      135,533          93,497         275,554         254,453
                                                 ------------    ------------    ------------    ------------
Income before income taxes                            396,388         507,388         867,200       1,026,927
Income tax expense                                     13,800          23,700          47,800          67,900
                                                 ------------    ------------    ------------    ------------

Net investment income                            $    382,588    $    483,688    $    819,400    $    959,027
                                                 ============    ============    ============    ============

Proceeds from disposition of investments         $  3,654,339    $     56,678    $  3,654,339    $  1,515,898
Cost of investments sold                              676,753            --           680,433       2,012,051
                                                 ------------    ------------    ------------    ------------
Realized gain (loss) on investments
   before income taxes                              2,977,586          56,678       2,973,906        (496,153)
Income tax expense (benefit)                        1,042,155          19,837       1,040,867        (214,760)
                                                 ------------    ------------    ------------    ------------

Net realized gain (loss) on investments             1,935,431          36,841       1,933,039        (281,393)
                                                 ------------    ------------    ------------    ------------

Increase (decrease) in unrealized appreciation
  of investments before income taxes               19,460,310     (49,651,999)     32,931,270     (71,984,456)
Increase (decrease) in deferred income taxes
  on appreciation of investments                    6,247,000     (17,378,000)     10,962,000     (25,182,000)
                                                 ------------    ------------    ------------    ------------

Net increase (decrease) in unrealized
   appreciation of investments                     13,213,310     (32,273,999)     21,969,270     (46,802,456)
                                                 ------------    ------------    ------------    ------------

Net realized and unrealized gain (loss)
   on investments                                $ 15,148,741    $(32,237,158)   $ 23,902,309    $(47,083,849)
                                                 ============    ============    ============    ============

Increase (decrease) in net assets
   from operations                               $ 15,531,329    $(31,753,470)   $ 24,721,709    $(46,124,822)
                                                 ============    ============    ============    ============




                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                           Six Months Ended         Year Ended
                                                          September 30, 2003      March 31, 2003
                                                          ------------------    ------------------
                                                              (Unaudited)
Operations
      Net investment income                                  $    819,400          $  2,299,252
      Net realized gain on investments                          1,933,039             1,345,728
      Net increase (decrease) in unrealized
        appreciation of investments                            21,969,270           (45,371,616)
                                                             ------------          ------------
      Increase (decrease) in net assets from operations        24,721,709           (41,726,636)

Distributions from:
      Undistributed net investment income                        (765,810)           (2,297,431)

Capital share transactions
      Exercise of employee stock options                          997,500                  --
                                                             ------------          ------------

      Increase (decrease) in net assets                        24,953,399           (44,024,067)

Net assets, beginning of period                               206,466,975           250,491,042
                                                             ------------          ------------

Net assets, end of period                                    $231,420,374          $206,466,975
                                                             ============          ============























                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                          Three Months Ended               Six  Months Ended
                                                             September 30                    September 30
                                                    ----------------------------    ----------------------------
                                                        2003            2002            2003            2002
                                                    ------------    ------------    ------------    ------------
Cash flows from operating activities
Increase (decrease) in net assets from
  operations                                        $ 15,531,329    $(31,753,470)   $ 24,721,709    $(46,124,822)
Adjustments to reconcile increase (decrease)
  in net assets from operations to net cash
  provided  by operating activities:
  Depreciation and amortization                            4,772           3,878           9,537           9,277
  Net pension benefit                                    (39,479)        (67,826)       (136,460)       (193,961)
  Net realized and unrealized (gain) loss
     on investments                                  (15,148,741)     32,237,158     (23,902,309)     47,083,849
  (Increase) decrease in receivables                    (227,126)       (158,613)        (23,388)      1,459,626
  (Increase) decrease in other assets                     10,814          13,604          (7,232)         (3,026)
  Increase (decrease) in accrued interest
     and other liabilities                                47,038          (9,038)         45,668        (129,213)
  Decrease in accrued pension cost                       (41,820)        (41,820)        (83,640)        (83,640)
  Deferred income taxes                                   13,800          23,700          47,800          67,900
                                                    ------------    ------------    ------------    ------------
Net cash provided by operating activities                150,587         247,573         671,685       2,085,990
                                                    ------------    ------------    ------------    ------------

Cash flows from investing activities
Proceeds from disposition of investments               3,654,339          56,678       3,654,339       1,515,898
Purchases of securities                               (5,923,960)     (3,157,830)     (6,927,640)     (3,198,063)
Maturities of securities                                 900,000            --           900,000          80,000
                                                    ------------    ------------    ------------    ------------
Net cash used in investing activities                 (1,369,621)     (3,101,152)     (2,373,301)     (1,602,165)
                                                    ------------    ------------    ------------    ------------

Cash flows from financing activities
Increase (decrease) in notes payable to bank                --       (62,000,000)           --         5,000,000
Decrease in subordinated debenture                          --              --              --        (5,000,000)
Distributions from undistributed net
  investment income                                         --              --          (765,810)       (765,810)
Proceeds from exercise of employee stock
  options                                                997,500            --           997,500            --
                                                    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing
 activities                                              997,500     (62,000,000)        231,690        (765,810)
                                                    ------------    ------------    ------------    ------------

Net decrease in cash and cash equivalents               (221,534)    (64,853,579)     (1,469,926)       (281,985)
Cash and cash equivalents at beginning
  of period                                            3,401,996      66,548,774       4,650,388       1,977,180
                                                    ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period          $  3,180,462    $  1,695,195    $  3,180,462    $  1,695,195
                                                    ============    ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                              $135,435        $108,507        $275,457        $384,571
  Income taxes                                          $   --          $   --          $   --          $   --


                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying consolidated financial statements, which include the accounts of Capital Southwest Corporation, its wholly-owned small business investment company subsidiary and its wholly-owned management company (the "Company"), have been prepared on the fair value basis in accordance with accounting principles generally accepted in the United States for investment companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2003. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although the Company believes that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

2.       Stock-Based Compensation

         Effective April 1, 2003, the Company adopted the fair value method of recording compensation expense related to all stock options granted after March 31, 2003, in accordance with Statement of Financial Accounting Standards Nos. 123 and 148. No stock options have been granted since March 31, 2003; therefore, under the prospective method of adoption selected by the Company, no stock-based compensation has been recognized in the consolidated financial statements.

         The following table illustrates the effect on net asset value and net asset value per share as if the fair value method had been applied to all outstanding options granted since January 1, 1995 in each period.

                                                   Six Months Ended September 30
                                                        2003            2002
                                                   -------------   -------------

Net asset value, as reported                       $ 231,420,374   $ 203,600,410
Deduct: Total fair value computed
  stock-based compensation                                89,720          89,720
                                                   -------------   -------------
Pro forma net asset value                          $ 231,330,654   $ 203,510,690
                                                   =============   =============
Net asset value per share:
  Basic - as reported                                     $60.00          $53.17
                                                          ======          ======
  Basic - pro forma                                       $59.98          $53.15
                                                          ======          ======

  Diluted - pro forma                                     $59.98          $53.02
                                                          ======          ======


         The diluted net asset value per share calculation assumes all vested outstanding options for which the market price exceeds the exercise price have been exercised.

         Under the 1984 Incentive Stock Option Plan, options to purchase 28,000 shares of common stock at $35.625 per share (the market price at the time of grant) were exercised in July 2003.


Notes to Consolidated Financial Statements
(continued)

3.       Summary of Per Share Information

                                                       Three Months Ended          Six Months Ended
                                                           September 30                September 30
                                                     ----------------------      ----------------------
                                                       2003           2002         2003           2002
                                                     -------        -------      -------        -------
Investment income                                    $   .22        $   .23      $   .46        $   .46
Operating expenses                                      (.09)          (.07)        (.17)          (.13)
Interest expense                                        (.03)          (.02)        (.07)          (.06)
Income taxes                                            --             (.01)        (.01)          (.02)
                                                     -------        -------      -------        -------
Net investment income                                    .10            .13          .21            .25
Distributions from undistributed
  net investment income                                 --             --           (.20)          (.20)
Net realized gain (loss) on investments                  .50           --            .50           (.08)
Net increase (decrease) in unrealized appreciation
  of investments after deferred taxes                   3.42          (8.43)        5.71         (12.22)
Exercise of employee stock options (1)                  (.14)          --           (.14)          --
                                                     -------        -------      -------        -------
Increase (decrease) in net asset value                  3.88          (8.30)        6.08         (12.25)

Net asset value:
      Beginning of period                              56.12          61.47        53.92          65.42
                                                     -------        -------      -------        -------
      End of period                                  $ 60.00        $ 53.17      $ 60.00        $ 53.17
                                                     =======        =======      =======        =======

Increase (decrease) in deferred taxes on
  unrealized appreciation                            $  1.48        $ (4.54)     $  2.72        $ (6.57)

Deferred taxes on unrealized appreciation:
     Beginning of period                               18.94          22.02        17.70          24.05
                                                     -------        -------      -------        -------
     End of period                                   $ 20.42        $ 17.48      $ 20.42         17.48
                                                     =======        =======      =======        =======

Shares outstanding at end of period
  (000s omitted)                                       3,857        3,829          3,857          3,829

     (1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at September 30, 2003 was $231,420,374 equivalent to $60.00 per share after deducting an allowance of $20.42 per share for deferred taxes on unrealized appreciation of investments. Assuming reinvestment of all dividends, the September 30, 2003 net asset value relects an increase of 14.1% during the past twelve months and 11.7% during the first half of the current fiscal year.

                                                  September 30,   September 30,
                                                       2003            2002
                                                  -------------    -------------
                  Net assets                       $231,420,374     $203,600,410
                  Shares outstanding                  3,857,051        3,829,051
                  Net assets per share                   $60.00           $53.17

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

Net Investment Income

         Interest income in the six months ended September 30, 2003 decreased from the corresponding period ended September 30, 2002 primarily because of a decrease in loans to portfolio companies. During the six months ended September
30, 2003 and 2002, the Company recorded dividend income from the following sources:

                                                    Six Months Ended
                                                      September 30
                                                -----------------------
                                                   2003         2002
                                                ----------   ----------
           AT&T Corp.                           $   11,326   $    9,993
           Alamo Group Inc.                        338,556      338,556
           Dennis Tool Company                      25,000       12,500
           Kimberly-Clark Corporation               52,482       46,308
           The RectorSeal Corporation              480,000      480,000
           Skylawn Corporation                     300,000      300,000
           TCI Holdings, Inc                        40,635       40,635
           Texas Shredder, Inc.                      3,750       28,322
           The Whitmore Manufacturing Company      120,000      120,000
           Other                                    24,216       29,170
                                                ----------   ----------

                                                $1,395,965   $1,405,484
                                                ==========   ==========

         Interest expense in the six months ended September 30, 2003 decreased from the corresponding period ended September 30, 2002 primarily due to a decrease in interest rates and the repayment of the subordinated debenture on June 3, 2002.

Net Increase (Decrease) in Unrealized Appreciation of Investments

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                      Three Months Ended               Six Months Ended
                                         September 30                    September 30
                                 ----------------------------    ----------------------------
                                     2003            2002            2003            2002
                                 ------------    ------------    ------------    ------------
Alamo Group Inc                   $ 2,822,000     $(5,642,000)    $ 2,822,000     $(5,642,000)
All Components, Inc.                     --              --         2,900,000            --
Concert Industries Ltd.                  --        (2,781,000)       (442,998)     (4,967,000)
Encore Wire Corporation             5,449,000      (5,449,000)      8,173,000      (8,174,000)
Extreme International, Inc.         2,397,661            --         4,613,661            --
Liberty Media Corporation          (1,120,966)     (1,910,302)        169,203      (3,698,670)
Mail-Well, Inc.                     2,054,656      (3,270,548)      3,081,984      (4,633,548)
Media Recovery, Inc.                3,000,000            --         3,000,000            --
Palm Harbor Homes, Inc.                  --       (27,492,000)           --       (43,202,000)
Texas Capital Bancshares, Inc.      2,585,994            --         2,585,994            --

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As reflected in the above table, at September 30, 2003, the value of our investment in Palm Harbor Homes, Inc. remained unchanged from the March 31, 2003 value, reflecting a continuation of the depressed manufactured housing market. During the six months ended September 30, 2002, the value of our investment in Palm Harbor Homes, Inc. was reduced significantly due to the increasingly unfavorable outlook for the manufactured housing industry.

Portfolio Investments

         During the quarter ended September 30, 2003, the Company made a new investment of $5,500,000 and additional investments of $423,960 in existing portfolio companies.

         The Company has commitments, subject to certain conditions, to invest up to $5,012,525 in five portfolio companies as requested by management.

Financial Liquidity and Capital Resources

         At September 30, 2003, the Company had cash and cash equivalents of approximately $3.2 million. Pursuant to Small Business Administration ("SBA") regulations, cash and cash equivalents of $728,000 held by Capital Southwest Venture Corporation ("CSVC") may not be transferred or advanced to Capital Southwest Corporation without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $63.8 million. The Company also has an unsecured $25.0 million revolving line of credit from a commercial bank, of which $9.5 million was available at September 30, 2003. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, the Company has elected to retain all gains realized during the past 35 years. Retention of future gains is viewed as an important source of funds to sustain the Company's investment activity. Approximately $31.7 million of the Company's investment portfolio is represented by unrestricted publicly-traded securities, which have an ascertainable market value and represent a primary source of liquidity.

         Funds to be used by the Company for operating or investment purposes may be transferred in the form of dividends, management fees or loans from Skylawn Corporation, The RectorSeal Corporation and The Whitmore Manufacturing Company, wholly-owned portfolio companies of the Company, to the extent of their available cash reserves and borrowing capacities. At September 30, 2003, the Company owed $7,500,000 to Skylawn Corporation.

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

         The Company's investment in portfolio securities consists of fixed rate debt securities which totaled $3,129,493 at September 30, 2003, equivalent to 1% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market


Item 3. Quantitative and Qualitative Disclosure About Market Risk
        (continued)

yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income.
The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on July 21, 2003, with the following results of elections and approval:

                                                                       Votes Cast
                                                           ------------------------------------
                                                                        Against/   Abstentions/
                                                             For        Withheld     Non-Votes
a.   The following Directors were elected to serve until   ---------    --------    -----------
     the next Annual Meeting of Stockholders:
          Graeme W. Henderson                              3,534,826      2,700       291,525
          Gary L. Martin                                   3,514,126     23,400       291,525
          William R. Thomas                                3,513,426     24,100       291,525
          John H. Wilson                                   3,534,826      2,700       291,525



Item 4.  Submission of Matters to a Vote of Security Holders
         (continued)

                                                                       Votes Cast
                                                           ------------------------------------
                                                                        Against/   Abstentions/
                                                             For        Withheld     Non-Votes
b. Ernst & Young, LLP was approved as the Company's        ---------    --------    -----------
     auditors for the 2004 fiscal year.                    3,521,887     11,380       295,784

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

(b)      Reports on Form 8-K
         On July 8, 2003, the Company filed a Form 8-K reporting the death on June 30, 2003 of James M. Nolan, a director of the Company since 1980. The Company filed no other reports on Form 8-K during the three months ended September 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CAPITAL SOUTHWEST CORPORATION



Date:    November 14, 2003        By:  /s/ William R. Thomas
      ------------------------         -----------------------------------------
                                       William R. Thomas, President and Chairman
                                       of  the Board (chief executive officer)



Date:    November 14, 2003         By:  /s/ Susan K. Hodgson
      ------------------------         -----------------------------------------
                                       Susan K. Hodgson, Secretary-Treasurer
                                       (chief financial/accounting officer)