Form 10-Q
period 2003-12-31
CAPITAL SOUTHWEST CORP
filed 2004-02-13
CIK 17313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

      3,857,051 shares of Common Stock, $1 Par Value as of January 31, 2004

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   ITEM 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition
              December 31, 2003 (Unaudited) and March 31, 2003.............3

         Consolidated Statements of Operations (Unaudited)
              For the three and nine months ended December 31, 2003
              and December 31, 2002........................................4

         Consolidated Statements of Changes in Net Assets
              Nine months ended December 31, 2003 (Unaudited) and year
              ended March 31, 2003.........................................5

         Consolidated Statements of Cash Flows (Unaudited)
              For the three and nine months ended December 31, 2003
              and December 31, 2002........................................6

         Notes to Consolidated Financial Statements........................7

   ITEM 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................8

   ITEM 3.  Quantitative and Qualitative Disclosure About
                    Market Risk...........................................11

   ITEM 4.  Controls and Procedures.......................................11

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K..............................12

Signatures   .............................................................13


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                 December 31, 2003      March 31, 2003
                                                       -----------------    -----------------
                                                          (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: December 31, 2003 - $23,114,865
         March 31, 2003  - $23,114,865)                     $210,143,981         $202,893,981
      Companies 5% to 25% owned
        (Cost: December 31, 2003 - $36,431,224
        March 31, 2003 - $30,120,124)                         42,944,006           18,566,004
      Companies less than 5% owned
        (Cost: December 31, 2003 - $38,374,041
        March 31, 2003 - $38,226,853)                         93,306,585           65,600,452
                                                       -----------------    -----------------
      Total investments
        (Cost: December 31, 2003- $97,920,130
        March 31, 2003 - $91,461,842)                        346,394,572          287,060,437
Cash and cash equivalents                                      2,077,980            4,650,388
Receivables                                                       88,312              297,664
Other assets                                                   6,713,432            6,481,383
                                                       -----------------    -----------------
      Totals                                                $355,274,296         $298,489,872
                                                       =================    =================

Liabilities and Shareholders' Equity

Note payable to bank                                        $ 15,500,000         $ 15,500,000
Notes payable to portfolio company                             7,500,000            7,500,000
Accrued interest and other liabilities                         1,906,780            1,868,991
Deferred income taxes                                         86,158,795           67,153,906
                                                       -----------------    -----------------
      Total liabilities                                      111,065,575           92,022,897
                                                       -----------------    -----------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,294,416 shares
        at December 31, 2003 and 4,266,416 shares
        at March 31, 2003                                      4,294,416            4,266,416
      Additional capital                                       7,904,997            6,935,497
      Undistributed net investment income                      3,269,278            3,299,659
      Undistributed net realized gain on investments          73,030,888           71,190,108
      Unrealized appreciation of investments -
        net of deferred income taxes                         162,742,444          127,808,597
      Treasury stock - at cost (437,365 shares)               (7,033,302)          (7,033,302)
                                                       -----------------    -----------------
      Net assets at market or fair value, equivalent
       to $63.31 per share on the 3,857,051 shares
       outstanding at December 31, 2003, and
       $53.92 per share on the 3,829,051 shares
       outstanding at March 31, 2003                         244,208,721          206,466,975
                                                       -----------------    -----------------
Totals                                                      $355,274,296         $298,489,872
                                                       =================    =================




                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                      Three Months Ended               Nine Months Ended
                                                          December 31                     December 31
                                                 ----------------------------    ----------------------------
                                                     2003            2002            2003            2002
                                                 ------------    ------------    ------------    ------------
Investment income:
     Interest                                     $    45,822      $   47,170     $   126,491    $    158,890
     Dividends                                      1,755,515       1,258,565       3,151,480       2,664,049
     Management and directors' fees                   154,750         122,350         476,114         374,050
                                                 ------------    ------------    ------------    ------------
                                                    1,956,087       1,428,085       3,754,085       3,196,989
                                                 ------------    ------------    ------------    ------------

Operating expenses:
     Salaries                                         240,854         233,971         665,704         644,196
     Net pension benefit                              (68,226)        (96,981)       (204,686)       (290,942)
     Other operating expenses                         169,527         170,479         536,381         441,739
                                                 ------------    ------------    ------------    ------------
                                                      342,155         307,469         997,399         794,993
                                                 ------------    ------------    ------------    ------------

Income before interest expense and
     income taxes                                   1,613,932       1,120,616       2,756,686       2,401,996
Interest expense                                      131,182         103,002         406,736         357,455
                                                 ------------    ------------    ------------    ------------
Income before income taxes                          1,482,750       1,017,614       2,349,950       2,044,541
Income tax expense                                     23,900          33,713          71,700         101,613
                                                 ------------    ------------    ------------    ------------

Net investment income                             $ 1,458,850      $  983,901     $ 2,278,250    $  1,942,928
                                                 ============    ============    ============    ============

Proceeds from disposition of investments          $    51,245      $  349,880     $ 3,705,584    $  1,865,778
Cost of investments sold                              193,182         329,600         873,615       2,341,651
                                                 ------------    ------------    ------------    ------------
Realized gain (loss) on investments
   before income taxes                               (141,937)         20,280       2,831,969        (475,873)
Income tax expense (benefit)                          (49,678)          7,099         991,189        (207,661)
                                                 ------------    ------------    ------------    ------------

Net realized gain (loss) on investments               (92,259)         13,181       1,840,780        (268,212)
                                                 ------------    ------------    ------------    ------------

Increase (decrease) in unrealized appreciation
  of investments before income taxes               19,944,577       5,350,451      52,875,847     (66,634,005)
Increase (decrease) in deferred income taxes
  on appreciation of investments                    6,980,000       1,872,000      17,942,000     (23,310,000)
                                                 ------------    ------------    ------------    ------------

Net increase (decrease) in unrealized
   appreciation of investments                     12,964,577       3,478,451      34,933,847     (43,324,005)
                                                 ------------    ------------    ------------    ------------

Net realized and unrealized gain (loss)
   on investments                                 $12,872,318      $3,491,632     $36,774,627    $(43,592,217)
                                                 ============    ============    ============    ============

Increase (decrease) in net assets
   from operations                                $14,331,168      $4,475,533     $39,052,877    $(41,649,289)
                                                 ============    ============    ============    ============






                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                          Nine Months Ended        Year Ended
                                                          December 31, 2003      March 31, 2003
                                                          -----------------    -----------------
                                                             (Unaudited)

Operations
      Net investment income                                    $  2,278,250         $  2,299,252
      Net realized gain on investments                            1,840,780            1,345,728
      Net increase (decrease) in unrealized
        appreciation of investments                              34,933,847          (45,371,616)
                                                          -----------------    -----------------
      Increase (decrease) in net assets from operations          39,052,877          (41,726,636)

Distributions from:
      Undistributed net investment income                        (2,308,631)          (2,297,431)

Capital share transactions
      Exercise of employee stock options                            997,500                 --
                                                          -----------------    -----------------

      Increase (decrease) in net assets                          37,741,746          (44,024,067)

Net assets, beginning of period                                 206,466,975          250,491,042
                                                          -----------------    -----------------

Net assets, end of period                                      $244,208,721         $206,466,975
                                                          =================    =================

































                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                             December 31                     December 31
                                                    ----------------------------    ----------------------------
                                                        2003            2002            2003            2002
                                                    ------------    ------------    ------------    ------------
Cash flows from operating activities
Increase (decrease) in net assets from
  operations                                        $ 14,331,168     $ 4,475,533    $ 39,052,877    $(41,649,289)
Adjustments to reconcile increase (decrease)
  in net assets from operations to net cash
  provided by (used in) operating activities:
  Proceeds from disposition of investments                51,245         349,880       3,705,584       1,865,778
  Purchases of securities                             (2,204,263)       (317,659)     (9,131,903)     (3,515,722)
  Maturities of securities                               900,000            --         1,800,000          80,000
  Depreciation and amortization                            4,776           5,358          14,313          14,635
  Net pension benefit                                    (68,226)        (96,981)       (204,686)       (290,942)
  Net realized and unrealized (gain) loss
     on investments                                  (12,872,318)     (3,491,632)    (36,774,627)     43,592,217
  (Increase) decrease in receivables                     232,740         (10,087)        209,352       1,449,539
  (Increase) decrease in other assets                     19,993          (1,926)         12,761          (4,952)
  Increase (decrease) in accrued interest
     and other liabilities                                63,145          47,928         108,813         (81,285)
  Decrease in accrued pension cost                       (41,821)        (41,820)       (125,461)       (125,460)
  Deferred income taxes                                   23,900          34,000          71,700         101,900
                                                    ------------    ------------    ------------    ------------
Net cash provided by (used in) operating
  activities                                             440,339         952,594      (1,261,277)      1,436,419
                                                    ------------    ------------    ------------    ------------


Cash flows from financing activities
Increase in notes payable to bank                           --         1,000,000            --         6,000,000
Decrease in subordinated debenture                          --              --              --        (5,000,000)
Distributions from undistributed net
  investment income                                   (1,542,821)     (1,531,621)     (2,308,631)     (2,297,431)
Proceeds from exercise of employee stock
  options                                                   --              --           997,500            --
                                                    ------------    ------------    ------------    ------------
Net cash used in financing activities                 (1,542,821)       (531,621)     (1,311,131)     (1,297,431)
                                                    ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                         (1,102,482)        420,973      (2,572,408)        138,988
Cash and cash equivalents at beginning
  of period                                            3,180,462       1,695,195       4,650,388       1,977,180
                                                    ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period          $  2,077,980     $ 2,116,168    $  2,077,980    $  2,116,168
                                                    ============    ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                              $131,182        $103,800        $406,639        $488,371
  Income taxes                                          $   --          $   --          $   --          $   --






                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                   (Unaudited)
1.      Basis of Presentation

         The accompanying consolidated financial statements, which include the accounts of Capital Southwest Corporation, its wholly-owned small business investment company subsidiary and its wholly-owned management company (the "Company"), have been prepared on the fair value basis in accordance with accounting principles generally accepted in the United States for investment companies. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2002 balances to conform with the 2003 financial statement presentation.

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

                                                   Nine Months Ended December 31
                                                        2003            2002
                                                   -------------   -------------

Net asset value, as reported                        $244,208,721    $206,544,322
Deduct: Total fair value computed
  stock-based compensation                               134,580         134,580
                                                   -------------   -------------
Pro forma net asset value                           $244,074,141    $206,409,742
                                                   =============   =============
Net asset value per share:
  Basic - as reported                                     $63.31          $53.94
                                                          ======          ======
  Basic - pro forma                                       $63.28          $53.91
                                                          ======          ======

  Diluted - pro forma                                     $63.28          $53.77
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

3.      Summary of Per Share Information
                                                       Three Months Ended         Nine Months Ended
                                                           December 31               December 31
                                                     ----------------------    ----------------------
                                                        2003         2002         2003         2002
                                                     ---------    ---------    ---------    ---------
Investment income                                       $  .51       $  .37       $  .97       $  .83
Operating expenses                                        (.09)        (.08)        (.26)        (.21)
Interest expense                                          (.03)        (.03)        (.10)        (.09)
Income taxes                                              (.01)        (.01)        (.02)        (.03)
                                                     ---------    ---------    ---------    ---------
Net investment income                                      .38          .25          .59          .50
Distributions from undistributed
  net investment income                                   (.40)        (.40)        (.60)        (.60)
Net realized gain (loss) on investments                   (.02)         .01          .48         (.07)
Net increase (decrease) in unrealized appreciation
  of investments after deferred taxes                     3.35          .91         9.06       (11.31)
Exercise of employee stock options (1)                    --           --           (.14)        --
                                                     ---------    ---------    ---------    ---------
Increase (decrease) in net asset value                    3.31          .77         9.39       (11.48)

Net asset value:
      Beginning of period                                60.00        53.17        53.92        65.42
                                                     ---------    ---------    ---------    ---------
      End of period                                     $63.31       $53.94       $63.31       $53.94
                                                     =========    =========    =========    =========

Increase (decrease) in deferred taxes on
  unrealized appreciation                               $ 1.81       $  .49       $ 4.53       $(6.08)

Deferred taxes on unrealized appreciation:
     Beginning of period                                 20.42        17.48        17.70        24.05
                                                     ---------    ---------    ---------    ---------
     End of period                                      $22.23       $17.97       $22.23       $17.97
                                                     =========    =========    =========    =========

Shares outstanding at end of period
  (000s omitted)                                         3,857        3,829        3,857        3,829

(1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at December 31, 2003 was $244,208,721, equivalent to $63.31 per share after deducting an allowance of $22.23 per share for deferred taxes on net unrealized appreciation of investments. Assuming reinvestment of all dividends, the December 31, 2003 net asset value reflects an increase of 6.2% during the preceding three months and increases of 18.6% during both the nine months of the current fiscal year and the past twelve months.

                                             December 31,   December 31,
                                                 2003           2002
                                             ------------   ------------
            Net assets                       $244,208,721   $206,544,322
            Shares outstanding                  3,857,051      3,829,051
            Net assets per share                   $63.31         $53.94

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

Net Investment Income

         Interest income in the nine months ended December 31, 2003 decreased from the corresponding period ended December 31, 2002 primarily because of a decrease in loans to portfolio companies. During the nine months ended December 31, 2003 and 2002, the Company recorded dividend income from the following sources:

                                                 Nine Months Ended
                                                    December 31
                                              -----------------------
                                                 2003         2002
                                              ----------   ----------
         AT&T Corp.                           $   17,655   $   14,990
         Alamo Group Inc.                        507,834      507,834
         Balco, Inc.                             252,960         --
         Dennis Tool Company                      37,499       37,499
         Kimberly-Clark Corporation               78,723       69,462
         The RectorSeal Corporation            1,167,729      720,000
         Skylawn Corporation                     800,000      996,659
         TCI Holdings, Inc                        60,953       60,953
         Texas Shredder, Inc.                      5,625       32,167
         The Whitmore Manufacturing Company      180,000      180,000
         Other                                    42,502       44,485
                                              ----------   ----------
                                              $3,151,480   $2,664,049
                                              ==========   ==========


         Interest expense in the nine months ended December 31, 2003 increased from the corresponding period ended December 31, 2002 primarily due to an increase in borrowings offset by a decrease in interest rates and the repayment of the subordinated debenture on June 3, 2002.

Net Increase (Decrease) in Unrealized Appreciation of Investments

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                      Three Months Ended             Nine Months Ended
                                         December 31                    December 31
                                 ---------------------------    ----------------------------
                                     2003           2002            2003            2002
                                 ------------   ------------    ------------    ------------
Alamo Group Inc.                  $ 1,410,000    $      --       $ 4,232,000    $ (5,642,000)
All Components, Inc.                     --             --         2,900,000            --
Balco, Inc.                              --             --              --         2,000,000
Concert Industries Ltd.                  --         (397,000)       (442,998)     (5,364,000)
Encore Wire Corporation            10,898,000     (2,724,000)     19,071,000     (10,898,000)
Extreme International Inc.               --             --         4,613,661            --
Liberty Media Corporation           1,353,619      1,273,383       1,522,822      (2,425,287)
Mail-Well, Inc.                     2,327,213      3,061,018       5,409,197      (1,572,530)
Media Recovery, Inc.                     --             --         3,000,000            --
Palm Harbor Homes, Inc.                  --        3,927,000            --       (39,275,000)
PETsMART, Inc.                        312,000       (304,328)      3,360,000       1,621,564
Skylawn Corporation                      --             --         2,000,000            --
Texas Capital Bancshares, Inc.      1,380,000           --         3,965,994            --

         As reflected in the above table, at December 31, 2003, the value of our investment in Palm Harbor Homes, Inc. remained unchanged from the March 31, 2003 value, reflecting a continuation of the depressed manufactured housing market. During the nine months ended December 31, 2002, the value of our investment in Palm Harbor Homes, Inc. was reduced significantly due to the increasingly unfavorable outlook for the manufactured housing industry. At December 31, 2003, the value of our investment in Encore Wire Corporation was increased by $19,071,000 due to the significant increase in Encore's sales and earnings which stemmed partly from higher copper prices. In the prior period, we experienced a significant decline in the value of our investment in Encore Wire Corporation, which was reduced during the nine months by $10,898,000, as overcapacity in the electric wire and cable industry led to intense price competition and lower profit margins.

Portfolio Investments

         During the quarter ended December 31, 2003, the Company made additional investments of $2,204,263 in existing portfolio companies.

         The Company has commitments, subject to certain conditions, to invest up to $3,600,025 in five portfolio companies as requested by management.

Financial Liquidity and Capital Resources

         At December 31, 2003, the Company had cash and cash equivalents of approximately $2.1 million. Pursuant to Small Business Administration ("SBA") regulations, cash and cash equivalents of $494,000 held by Capital Southwest Venture Corporation ("CSVC") may not be transferred or advanced to Capital Southwest Corporation without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $63.8 million. The Company also has an unsecured $25.0 million revolving line of credit from a commercial bank, of which $9.5 million was available at December 31, 2003. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, the Company has elected to retain all gains realized during the past 35 years. Retention of future gains is viewed as an important source of funds to sustain the Company's investment activity. Approximately $37.0 million of the Company's investment portfolio is represented by unrestricted publicly-traded securities, which have an ascertainable market value and represent a primary source of liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Funds to be used by the Company for operating or investment purposes may be transferred in the form of dividends, management fees or loans from Skylawn Corporation, The RectorSeal Corporation and The Whitmore Manufacturing Company, wholly-owned portfolio companies of the Company, to the extent of their available cash reserves and borrowing capacities. At December 31, 2003, the Company owed $7,500,000 to Skylawn Corporation.

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

         The Company's investment in portfolio securities consists of fixed rate debt securities which totaled $4,016,874 at December 31, 2003, equivalent to 1.2% of the value of the Company's total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

                                    CAPITAL SOUTHWEST CORPORATION



Date:     February 13, 2004         By: /s/ William R. Thomas
       -----------------------         -----------------------------------------
                                       William R. Thomas, President and Chairman
                                       of  the Board (chief executive officer)



Date:     February 13, 2004         By: /s/ Susan K. Hodgson
       -----------------------         -----------------------------------------
                                       Susan K. Hodgson, Secretary-Treasurer
                                       (chief financial/accounting officer)