Form 10-K
period 2004-03-31
CAPITAL SOUTHWEST CORP
filed 2004-06-11
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2003 was $103,394,124, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of May 15, 2004 was 3,857,051.


       Documents Incorzporated by Reference                         Part of Form 10-K
       ------------------------------------                         -----------------
(1)  Annual Report to Shareholders for the Year Ended             Parts I and II; and
                March 31, 2004                                Part IV, Item 14(a)(1) and (2)

(2)  Proxy Statement for Annual Meeting of Shareholders                 Part III
               to be held July 19, 2004

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
     Item 1.      Business....................................................1
     Item 2.      Properties..................................................1
     Item 3.      Legal Proceedings...........................................1
     Item 4.      Submission of Matters to a Vote of Security Holders.........2
     Item 4A.     Executive Officers..........................................2

PART II
     Item 5.      Market for Registrant's Common Equity, Related Stockholder
                     Matters and Issuer Purchases of Equity Securities........2
     Item 6.      Selected Financial Data.....................................2
     Item 7.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................2
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..2
     Item 8.      Financial Statements and Supplementary Data.................3
     Item 9.      Changes in and Disagreements With Accountants on Accounting
                     and Financial Disclosure.................................4
     Item 9A.     Controls and Procedures.....................................4

PART III
     Item 10.     Directors and Executive Officers of the Registrant..........4
     Item 11.     Executive Compensation......................................4
     Item 12.     Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters...............4
     Item 13.     Certain Relationships and Related Transactions..............5
     Item 14.     Principal Accountant Fees and Services......................5

PART IV
     Item 15.     Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K .............................................5

Signatures ...................................................................6

                                     PART I

Item 1.       Business

         We were organized as a Texas corporation on April 19, 1961. Until September 1969, we operated as a licensee under the Small Business Investment Act of 1958. At that time, we transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain assets and our license as a small business investment company ("SBIC"). CSVC is a closed-end, non-diversified investment company of the management type registered under the Investment Company Act of 1940 (the "1940 Act"). Prior to March 30, 1988, we were registered as a closed-end, non-diversified investment company under the 1940 Act. On that date, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act, as amended by the Small Business Incentive Act of 1980. Because we wholly own CSVC, the portfolios of both entities are referred to collectively as "our", "we" and "us".

         We are a venture capital investment company whose objective is to achieve capital appreciation through long-term investments in businesses believed to have favorable growth potential. Our investment interests are focused on expansion financings, management buyouts, recapitalizations, industry consolidations and early-stage financings in a broad range of industry segments. The portfolio is a composite of companies in which we have major interests as well as a number of developing companies and marketable securities of established publicly-owned companies. We make available significant managerial assistance to the companies in which we invest and believe that providing material assistance to such investee companies is critical to their business development activities.

         The twelve largest investments we own had a combined cost of $42,496,262 and a value of $356,795,966, representing 87.7% of the value of our consolidated investment portfolio at March 31, 2004. For a narrative description of the twelve largest investments, see "Twelve Largest Investments - March 31, 2004" on pages 7 through 9 of our Annual Report to Shareholders for the Year Ended March 31, 2004 (our "2004 Annual Report") which is herein incorporated by reference. Certain of the information presented on the twelve largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' financial statements, which in some instances are unaudited.

         We compete for attractive investment opportunities with venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.

         The number of persons employed by us at March 31, 2004 was seven.

         Our internet website address is www.capitalsouthwest.com. You can review the filings we have made with the U.S. Securities and Exchange Commission, free of charge by linking directly from our website to NASDAQ, a database that links to EDGAR, the Electronic Data Gathering, Analysis, and Retrieval System of the SEC. You should be able to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The charters adopted by the committees of our board of directors are also available on our website.

Item 2.       Properties

         We maintain our offices at 12900 Preston Road, Suite 700, Dallas, Texas, 75230, where we rent approximately 3,700 square feet of office space pursuant to a lease agreement expiring in February 2008. We believe that our offices are adequate to meet our current and expected future needs.

Item 3.       Legal Proceedings

         We have no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4.       Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

Item 4A.      Executive Officers

         The names and ages of our executive officers as of June 1, 2004, together with certain biographical information, are as follows:

     William M. Ashbaugh, age 49, has served as Vice President since 2001. He previously served as Managing Director in the corporate finance departments of Hoak Breedlove Wesneski & Co. from 1998 to 2001,
          Principal Financial Securities from 1997 to 1998 and Southwest Securities from 1995 to 1997.

     Patrick F. Hamner, age 48, has served as Vice President since 1986 and was an Investment Associate from 1982 to 1986.

     Susan K. Hodgson, age 42, has served as Secretary-Treasurer since 2001 and was Controller from 1994 to 2001.

     Gary L. Martin, age 57, has been a director since July 1988 and has served as Vice President since 1984. He previously served as Vice President from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned portfolio company.

     William R. Thomas, age 75, has served as Chairman of the Board of Directors since 1982 and President since 1980. In addition, he has been a director since 1972 and was previously Senior Vice President from 1969 to 1980.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Information set forth under the captions "Shareholder Information - Shareholders, Market Prices and Dividends" on page 33 of our 2004 Annual Report is herein incorporated by reference.

Item 6.       Selected Financial Data

         "Selected Consolidated Financial Data" on page 32 of our 2004 Annual Report is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 29 through 31 of our 2004 Annual Report are herein incorporated by reference.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

         We are subject to financial market risks, including changes in marketable equity security prices. We do not use derivative financial instruments to mitigate any of these risks. The return on our investments is not materially affected by foreign currency fluctuations.

         Our investment in portfolio securities consists of fixed rate debt securities which totaled $4,729,493 at March 31, 2004, equivalent to 1.16% of the value of our total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

         A portion of our investment portfolio consists of debt and equity securities of private companies. We anticipate little or no effect on the values of these investments from modest changes in public market equity valuations.
Should significant changes in market valuations of comparable publicly-owned companies occur, there would be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of our investment portfolio also consists of restricted common stock of publicly-owned companies.
The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuers of such restricted securities and the market valuations of comparable publicly-owned companies. A portion of our investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments, which are valued at the public market price, are directly exposed to equity price risks, in that a change in an issuer's public market price would result in an identical change in the fair value of our investment in such security.

Item 8.       Financial Statements and Supplementary Data

         Pages 10 through 28 of our 2004 Annual Report are herein incorporated by reference. See also Item 15 of this Form 10-K - "Exhibits, Financial
Statement Schedules, and Reports on Form 8-K".

         Selected Quarterly Financial Data (Unaudited)
         ---------------------------------------------

         The   following   presents  a  summary  of  the   unaudited   quarterly
consolidated financial information for the years ended March 31, 2004 and 2003.

                                               First      Second       Third       Fourth
                                              Quarter     Quarter     Quarter     Quarter      Total
                                             --------    --------    --------    --------    --------
                                                      (In thousands, except per share amounts)
2004
----
  Net investment income                      $    437    $    382    $  1,459    $    309    $  2,587
  Net realized gain (loss) on investments          (2)      1,935         (92)      6,351       8,192
  Net increase in unrealized
      appreciation of investments               8,756      13,214      12,964      39,755      74,689
  Net increase in net assets from
     operations                                 9,191      15,531      14,331      46,415      85,468
  Net increase in net assets from
     operations per share                        2.40        4.02        3.71       12.03       22.16

2003
----
 Net investment income                       $    475    $    484    $    984    $    356    $  2,299
 Net realized gain (loss) on investments         (318)         37          13       1,614       1,346
 Net increase (decrease)  in unrealized
    appreciation of investments               (14,528)    (32,274)      3,478      (2,048)    (45,372)
 Net increase (decrease) in net assets from
    operations                                (14,371)    (31,753)      4,475         (78)    (41,727)
 Net increase (decrease) in net assets from
    operations per share                        (3.75)      (8.30)       1.17       (0.02)     (10.90)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.      Controls and Procedures

         As of March 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the President and Chairman of the Board and Secretary-Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the President and Chairman of the Board and Secretary-Treasurer concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes during the period covered by this report in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         The section of our 2004 Proxy Statement captioned "Nominees for Director" under "Proposal 1. Election of Directors" identifies members of our board of directors and nominees, and is incorporated in this Item 10 by reference.

         Item 4A of this Form 10-K identifies our executive officers and is incorporated in this Item 10 by reference.

         The sections of our 2004 Proxy Statement captioned "Meetings and Committees of the Board of Directors - Audit Committee" under "Proposal 1. Election of Directors" and "Report of the Audit Committee" identifies members of our audit committee of our board of directors and our audit committee financial expert, and are incorporated in this Item 10 by reference.

         The section of our 2004 Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated in this Item 10 by reference.

              Code of Ethics

         We have adopted a code of ethics that applies to all our directors, officers and employees. We have made the Code of Conduct and Ethics available on our website at www.capitalsouthwest.com.

Item 11.      Executive Compensation

         The information in the section of our 2004 Proxy Statement captioned "Executive Compensation" is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information in the sections of our 2004 Proxy Statement captioned "Stock Ownership of Certain Beneficial Owners" and "Executive Compensation" are incorporated in this Item 12 by reference.

         The table below sets forth certain information as of March 31, 2004 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.



                      Equity Compensation Plan Information
                                                                                      Number of Securities
                          Number of Securities                                       Remaining Available For
                            To Be Issued Upon     Weighted-Average Exercise       Future Issuance Under Equity
                               Exercise of         Price Of Outstanding               Compensation Plans
                          Outstanding Options,            Options,               (excluding securities reflected
Plan Category              Warrants And Rights       Warrants And Rights                  in column (a))
-------------             --------------------       -------------------                  --------------

                                   (a)                       (b)                               (c)
                                   ---                       ---                               ---
Equity                           54,500                    $70.004                           85,500
compensation plans
approved by security
holders(1)

Equity                                -                          -                                -
compensation plans
not approved by
security holders
                               --------                   --------                         --------
       Total                     54,500                    $70.004                           85,500
---------

(1) Includes the 1999 Stock Option Plan. For a description of this plan, please refer to Footnote 5 contained in our consolidated financial statements.

Item 13.      Certain Relationships and Related Transactions

         There were no relationships or transactions within the meaning of this item during the fiscal year ended March 31, 2004 or proposed for the fiscal year ending March 31, 2005.

Item 14.      Principal Accountant Fees and Services

         The information in the sections of our 2004 Proxy Statement captioned "Proposal 2: Ratification of Appointment of Independent Auditors" and "Audit and Other Fees" are incorporated in this Item 14 by reference.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following financial statements included in pages 10 through 28 of our 2004 Annual Report are herein incorporated by reference:

         (A) Portfolio of Investments - March 31, 2004
             Consolidated Statements of Financial Condition - March 31, 2004
                and 2003
             Consolidated Statements of Operations - Years Ended
                March 31, 2004, 2003 and 2002
             Consolidated Statements of Changes in Net Assets - Years Ended
                March 31, 2004, 2003 and 2002
             Consolidated Statements of Cash Flows - Years Ended March 31, 2004,
                2003 and 2002

         (B) Notes to Consolidated Financial Statements

         (C) Notes to Portfolio of Investments

         (D) Selected Per Share Data and Ratios

         (E) Reports of Independent Registered Public Accounting Firms

         (F) Portfolio Changes During the Year

     (a)(2) All schedules are omitted because they are not applicable or not required, or the information is otherwise supplied.

     (a)(3) See the Exhibit Index.

     (b) We filed no reports on Form 8-K during the three months ended March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CAPITAL SOUTHWEST CORPORATION


                                                 By: /s/ William R. Thomas
                                                    ----------------------------
                                                    William R. Thomas, President
                                                    and Chairman of the Board
Date:  June 11, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                      Title                         Date
          ---------                      -----                         ----


   /s/ William R. Thomas
-----------------------------   President and Chairman             June 11, 2004
      William R. Thomas         of the Board and Director
                                (chief executive officer)

    /s/  Gary L. Martin
-----------------------------   Director                           June 11, 2004
       Gary L. Martin


  /s/  Graeme W. Henderson
-----------------------------   Director                           June 11, 2004
     Graeme W. Henderson


     /s/ Samuel B. Ligon
-----------------------------   Director                           June 11, 2004
       Samuel B. Ligon


     /s/  John H. Wilson
-----------------------------   Director                           June 11, 2004
       John H. Wilson


    /s/ Susan K. Hodgson
-----------------------------   Secretary-Treasurer                June 11, 2004
      Susan K. Hodgson          (chief financial/accounting officer)

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

         10.3 Amendment No. 2 to The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1998.

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

         10.7 Amendment Four to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989.

         10.8 Amendment Five to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989.

         10.9 Amendment Six to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989.

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

         10.14 Capital Southwest Corporation 1999 Stock Option Plan (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 2000).

         13.1  *           Annual  Report to  Shareholders  for the fiscal  year
                           ended March 31, 2004.

         21.1 List of subsidiaries of the Company (filed as exhibit 21 to Form 10-K for the fiscal year ended March 31,
                           1998).

          23.1 * Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

         23.2  *           Consent of Independent  Registered  Public Accounting
                           Firm - KPMG LLP.

         31.1  *           Certification  of President and Chairman of the Board
                           required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the
                           "Exchange Act"), filed herewith.

         31.2  *           Certification of Secretary-Treasurer required by Rule
                           13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

         32.1  *           Certification  of President and Chairman of the Board
                           required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title
                           18 of the United States Code, furnished herewith.

         32.2  *           Certification of Secretary-Treasurer required by Rule
                           13a-14(b)  or Rule  15d-14(b) of the Exchange Act and
                           Section  1350 of Chapter 63 of Title 18 of the United
                           States Code, furnished herewith.