Form 10-Q
period 2004-06-30
CAPITAL SOUTHWEST CORP
filed 2004-08-06
CIK 17313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from...................to.............................

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

       3,857,051 shares of Common Stock, $1 Par Value as of July 31, 2004

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   ITEM 1. Consolidated Financial Statements

         Consolidated Statements of Financial Condition
              June 30, 2004 (Unaudited) and March 31, 2004.................3

         Consolidated Statements of Operations (Unaudited)
              For the three months ended June 30, 2004 and June 30, 2003...4

         Consolidated Statements of Changes in Net Assets
              For the three months ended June 30, 2004 (Unaudited) and year ended March 31, 2004.........................................5

         Consolidated Statements of Cash Flows (Unaudited)
                For the three months ended June 30, 2004 and
                June 30, 2003..............................................6

         Notes to Consolidated Financial Statements........................7

   ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................8

   ITEM 3. Quantitative and Qualitative Disclosure About
                Market Risk................................................10

   ITEM 4. Controls and Procedures.........................................11

PART II.   OTHER INFORMATION

   ITEM 6. Exhibits and Reports on Form 8-K................................11

Signatures ................................................................12


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                  June 30, 2004    March 31, 2004
                                                       --------------    --------------
                                                         (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: June 30, 2004 - $23,114,865
        March 31, 2004  - $23,114,865)                 $  244,991,981    $  237,095,981
      Companies 5% to 25% owned
        (Cost: June 30, 2004 - $27,831,224
        March 31, 2004 - $30,431,224)                      57,574,504        70,189,005
      Companies less than 5% owned
        (Cost: June 30, 2004 - $43,736,560
        March 31, 2004 - $43,736,560)                      98,101,073        99,663,833
                                                       --------------    --------------
      Total investments
        (Cost: June 30, 2004- $94,682,649
        March 31, 2004 - $97,282,649)                     400,667,558       406,948,819
Cash and cash equivalents                                   2,377,367        10,150,796
Receivables                                                    89,203            76,477
Other assets                                                6,919,840         6,802,767
                                                       --------------    --------------
      Totals                                           $  410,053,968    $  423,978,859
                                                       ==============    ==============

Liabilities and Shareholders' Equity

Note payable to bank                                   $    8,000,000    $   15,500,000
Note payable to portfolio company                           5,000,000         5,000,000
Accrued interest and other liabilities                      1,724,077         1,815,996
Income taxes payable                                        1,889,496         2,726,850
Deferred income taxes                                     107,047,184       108,312,663
                                                       --------------    --------------
      Total liabilities                                   123,660,757       133,355,509
                                                       --------------    --------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,294,416 shares
        at June 30, 2004 and March 31, 2004                 4,294,416         4,294,416
      Additional capital                                    7,904,997         7,904,997
      Undistributed net investment income                   3,296,185         3,578,088
      Undistributed net realized gain on investments       77,826,005        79,381,980
      Unrealized appreciation of investments -
        net of deferred income taxes                      200,104,910       202,497,171
      Treasury stock - at cost (437,365 shares)            (7,033,302)       (7,033,302)
                                                       --------------    --------------
      Net assets at market or fair value, equivalent
        to $74.25 per share at June 30, 2004 and
        $75.35 per share at March 31, 2004 on the
        3,857,051 shares outstanding                      286,393,211       290,623,350
                                                       --------------    --------------
      Totals                                           $  410,053,968    $  423,978,859
                                                       ==============    ==============


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)


                                                          Three Months Ended
                                                               June 30,
                                                         2004            2003
                                                     ------------    ------------
Investment income:
     Interest                                        $     93,282    $     49,468
     Dividends                                            702,207         697,316
     Management and directors' fees                       169,250         170,115
                                                     ------------    ------------
                                                          964,739         916,899
                                                     ------------    ------------
Operating expenses:
     Salaries                                             230,375         209,475
     Net pension benefit                                  (68,226)        (96,981)
     Other operating expenses                             173,697         193,572
                                                     ------------    ------------
                                                          335,846         306,066
                                                     ------------    ------------

Income before interest expense and income taxes           628,893         610,833
Interest expense                                          115,386         140,021
                                                     ------------    ------------
Income before income taxes                                513,507         470,812
Income tax expense                                         24,000          34,000
                                                     ------------    ------------

Net investment income                                $    489,507    $    436,812
                                                     ============    ============
Proceeds from disposition of investments             $    608,517    $       --
Cost of investments sold                                3,002,325           3,680
                                                     ------------    ------------
Realized loss on investments before income taxes       (2,393,808)         (3,680)
Income tax benefit                                       (837,833)         (1,288)
                                                     ------------    ------------

Net realized loss on investments                       (1,555,975)         (2,392)
                                                     ------------    ------------

Increase (decrease) in unrealized appreciation of
  investments before income taxes                      (3,681,261)     13,470,960
Increase (decrease) in deferred income taxes on
  appreciation of investments                          (1,289,000)      4,715,000
                                                     ------------    ------------

Net increase (decrease) in unrealized appreciation
   of investments                                      (2,392,261)      8,755,960
                                                     ------------    ------------
Net realized and unrealized gain (loss)
  on investments                                     $ (3,948,236)   $  8,753,568
                                                     ============    ============

Increase (decrease) in net assets from operations    $ (3,458,729)   $  9,190,380
                                                     ============    ============



                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                         Three Months Ended    Year Ended
                                                            June 30, 2004    March 31, 2004
                                                           --------------    --------------
                                                             (Unaudited)
Operations
      Net investment income                                $      489,507    $    2,587,060
      Net realized gain (loss) on investments                  (1,555,975)        8,191,872
      Net increase (decrease) in unrealized appreciation
        of investments                                         (2,392,261)       74,688,574
                                                           --------------    --------------
      Increase (decrease) in net assets from operations        (3,458,729)       85,467,506

Distributions from:
      Undistributed net investment income                        (771,410)       (2,308,631)

Capital share transactions
      Exercise of employee stock options                             --             997,500
                                                           --------------    --------------

      Increase (decrease) in net assets                        (4,230,139)       84,156,375

Net assets, beginning of period                               290,623,350       206,466,975
                                                           --------------    --------------

Net assets, end of period                                  $  286,393,211    $  290,623,350
                                                           ==============    ==============



















                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                              Three Months Ended
                                                                   June 30,
                                                                   --------
                                                             2004            2003
                                                         ------------    ------------
Cash flows from operating activities
Increase (decrease) in net assets from operations        $ (3,458,729)   $  9,190,380
Adjustments to reconcile increase (decrease) in net
  assets from operations to net cash provided by (used
  in) operating activities:
  Proceeds from disposition of investments                    608,517            --
  Purchases of securities                                    (402,325)     (1,003,680)
  Depreciation and amortization                                 3,629           4,765
  Net pension benefit                                         (68,226)        (96,981)
  Net realized and unrealized (gain) loss
     on investments                                         3,948,236      (8,753,568)
  (Increase) decrease in receivables                          (12,726)        203,738
  Increase in other assets                                    (34,329)        (18,046)
  Decrease in accrued interest
     and other liabilities                                    (68,246)         (1,370)
  Decrease in accrued pension cost                            (41,820)        (41,820)
  Deferred income taxes                                        24,000          34,000
                                                         ------------    ------------
Net cash provided by (used in) operating activities           497,981        (482,582)
                                                         ------------    ------------


Cash flows from financing activities
Decrease in notes payable to bank                          (7,500,000)           --
Distributions from undistributed net investment income       (771,410)       (765,810)
                                                         ------------    ------------
Net cash used in financing activities                      (8,271,410)       (765,810)
                                                         ------------    ------------

Net decrease in cash and cash equivalents                  (7,773,429)     (1,248,392)
Cash and cash equivalents at beginning
  of period                                                10,150,796       4,650,388
                                                         ------------    ------------
Cash and cash equivalents at end of period               $  2,377,367    $  3,401,996
                                                         ============    ============


Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                   $115,814        $140,022
  Income taxes                                               $   --          $   --



                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying consolidated financial statements, which include our accounts and the accounts of our wholly-owned small business investment company subsidiary and our wholly-owned management company, have been prepared on the value method of accounting in accordance with accounting principles generally accepted in the United States for investment companies. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2003 balances to conform with the 2004 financial statement presentation.

         The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2004. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although we believe that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

2.       Indemnification

         We  enter  into  agreements  that  contain  customary   indemnification
provisions. The maximum exposure under these indemnification agreements is unknown, but we have had no previous claims or losses and expect the risk of losses to be remote.

3.       Stock-Based Compensation

         Effective April 1, 2003, we adopted the fair value method of recording compensation expense related to all stock options granted after March 31, 2003, in accordance with FASB Statement Nos. 123 and 148. Accordingly, the fair value of stock options as determined on the date of grant using the Black-Scholes pricing model will be expensed over the vesting period of the related stock options. No stock options have been granted since March 31, 2003.

         The following table illustrates the effect on net asset value and net asset value per share if we had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation.

                                                     Three Months Ended June 30
                                                        2004           2003
                                                    ------------   ------------

Net asset value, as reported                        $286,393,211   $214,891,545
Deduct: Total fair value computed
   stock-based compensation                               40,191         44,860
                                                    ------------   ------------
Pro forma net asset value                           $286,353,020   $214,846,685
                                                    ============   ============

Net asset value per share:
   Basic - as reported                                    $74.25        $ 56.12
                                                          ======        =======
   Basic - pro forma                                      $74.24        $ 56.11
                                                          ======        =======

   Diluted - as reported                                  $74.22        $ 55.97
                                                          ======        =======
   Diluted - pro forma                                    $74.21        $ 55.96
                                                          ======        =======

Notes to Consolidated Financial Statements
(continued)

         The diluted net asset value per share calculation assumes all vested outstanding options for which the market price exceeds the exercise price have been exercised.

4.      Summary of Per Share Information
                                                            Three Months Ended
                                                                  June 30
                                                                  -------
                                                             2004         2003
                                                            ------       ------
Investment income                                           $  .25       $  .24
Operating expenses                                            (.09)        (.08)
Interest expense                                              (.03)        (.04)
Income taxes                                                  (.01)        (.01)
                                                            ------       ------
Net investment income                                          .12          .11
Distributions from undistributed
  net investment income                                       (.20)        (.20)
Net realized loss on investments                              (.40)        --
Net increase (decrease) in unrealized appreciation
  of investments after deferred taxes                         (.62)        2.29
                                                            ------       ------
Increase (decrease) in net asset value                       (1.10)        2.20

Net asset value:
  Beginning of period                                        75.35        53.92
                                                            ------       ------
  End of period                                             $74.25       $56.12
                                                            ======       ======

Increase (decrease) in deferred taxes on unrealized
  appreciation                                              $(0.34)      $ 1.24

Deferred taxes on unrealized appreciation:
  Beginning of period                                        27.79        17.70
                                                            ------       ------
  End of period                                             $27.45       $18.94
                                                            ======       ======

Shares outstanding at end of period
  (000s omitted)                                             3,857        3,829

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at June 30, 2004 was $286,393,211, equivalent to $74.25 per share after deducting an allowance of $27.45 per share for deferred taxes on net unrealized appreciation of investments. Assuming reinvestment of dividends, the June 30, 2004 net asset value reflects an increase of 33.5% during the past twelve months.

                                                      June 30,        June 30,
                                                        2004            2003
                                                   ------------     ------------
            Net assets                             $286,393,211     $214,891,545
            Shares outstanding                        3,857,051        3,829,051
            Net assets per share                         $74.25           $56.12

Results of Operations

         The composite measure of our financial performance in the Consolidated Statements of Operations is captioned "Increase (decrease) in net assets from operations" and consists of three elements. The first is "Net investment income", which is the difference between our income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is "Net realized gain (loss) on investments", which is the difference between the proceeds received from disposition of portfolio securities and their stated cost, net of applicable income tax expense. The third element is the "Net increase (decrease) in unrealized appreciation of investments", which is the net change in the market or fair value of our

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)


investment portfolio, compared with stated cost, net of an increase or decrease in deferred income taxes which would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio. It should be noted that the "Net realized gain (loss) on investments" and "Net increase (decrease) in unrealized appreciation of investments" are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

         Interest income in the three months ended June 30, 2004 increased from the year-ago period primarily because of an increase in loans to portfolio companies. During the three months ended June 30, 2004 and 2003, we recorded dividend income from the following sources:

                                                              Three Months Ended
                                                                    June 30
                                                             -------------------
                                                               2004       2003
                                                             --------   --------
               Alamo Group Inc.                              $169,278   $169,278
               Dennis Tool Company                               --       12,500
               Kimberly-Clark Corporation                      30,872     26,241
               The RectorSeal Corporation                     240,000    240,000
               Skylawn Corporation                            150,000    150,000
               Sprint Corporation                              11,250      9,000
               TCI Holdings, Inc.                              20,318     20,318
               Texas Shredder, Inc.                             1,875      1,875
               The Whitmore Manufacturing Company              60,000     60,000
               Other                                           18,614      8,104
                                                             --------   --------
                                                             $702,207   $697,316
                                                             ========   ========


         Interest expense in the three months ended June 30, 2004 decreased from the corresponding period ended June 30, 2003 primarily due to a decrease in notes payable.

Net Increase (Decrease) in Unrealized Appreciation of Investments

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred income taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                                         Three Months Ended
                                                              June 30
                                                    ----------------------------
                                                        2004            2003
                                                    ------------    ------------
       All Components, Inc.                         $       --      $  2,900,000
       Cenveo, Inc. (formerly Mail-Well, Inc.)        (3,228,745)      1,027,328
       CMI Holding Company, Inc.                      (3,000,000)           --
       Encore Wire Corporation                       (10,898,000)      2,724,000
       Extreme International, Inc.                       375,000       2,216,000
       The RectorSeal Corporation                      4,000,000            --
       The Whitmore Manufacturing Company              2,400,000            --

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

         As reflected in the above table, at June 30, 2004, the value of our investment in Encore Wire Corporation was decreased by $10,898,000 due to the cyclical nature of Encore's profit margins and the probable effect of lower copper prices on Encore's earnings in its second quarter ended June 30, 2004. In the same period a year ago, we increased our value by $2,724,000 reflecting an increase in Encore's sales and earnings which stemmed partly from higher copper prices.

Portfolio Investments

         During the quarter ended June 30, 2004, we made additional investments of $402,325 in existing portfolio companies.

         We have agreed, subject to certain conditions, to invest up to $2,300,025 in six portfolio companies.

Financial Liquidity and Capital Resources

         At June 30, 2004, we had cash and cash equivalents of approximately $2.4 million. Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $42,502 held by Capital Southwest Venture Corporation
(CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $64.5 million. We also have an unsecured $25.0 million revolving line of credit from a commercial bank, of which $17.0 million was available at June 30, 2004. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 36 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $48.5 million of our investment portfolio is represented by unrestricted publicly-traded securities, which have an ascertainable market value and represent a source of liquidity.

         Funds to be used by us for operating or investment purposes may be transferred in the form of dividends, management fees or loans from Skylawn Corporation, The RectorSeal Corporation and The Whitmore Manufacturing Company, wholly-owned portfolio companies, to the extent of their available cash reserves and borrowing capacities. At June 30, 2004, we owed $5,000,000 to Skylawn Corporation.

         Management believes that our cash and cash equivalents and cash available from other sources described above are adequate to meet our expected requirements. Consistent with our long-term strategy, the disposition of investments from time to time may also be an important source of funds for future investment activities.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         We are subject to financial market risks, including changes in marketable equity security prices. We do not use derivative financial instruments to mitigate any of these risks. The return on our investments is not materially affected by foreign currency fluctuations.

         Our investment in portfolio securities consists of fixed rate debt securities which totaled $5,129,493 at June 30, 2004, equivalent to 1.28% of the value of our total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         As of June 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including the President and Chairman of the Board and Secretary-Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the President and Chairman of the Board and Secretary-Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes during the quarter covered by this report in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Exhibit 31.1- Certification of President and Chairman of the Board required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

              Exhibit 31.2- Certification of Secretary-Treasurer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

              Exhibit 32.1- Certification of President and Chairman of the Board required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

              Exhibit 32.2- Certification of Secretary-Treasurer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

         (b)  Reports on Form 8-K
              No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAPITAL SOUTHWEST CORPORATION



Date:    August 6, 2004            By:  /s/ William R. Thomas
       ------------------              -----------------------------------------
                                       William R. Thomas, President and Chairman
                                       of  the Board (chief executive officer)



Date:   August 6, 2004             By:  /s/ Susan K. Hodgson
       ------------------              -----------------------------------------
                                       Susan K. Hodgson, Secretary-Treasurer
                                       (chief financial/accounting officer)