Form 10-Q
period 2004-09-30
CAPITAL SOUTHWEST CORP
filed 2004-11-05
CIK 17313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to .....................

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

      3,857,051 shares of Common Stock, $1 Par Value as of October 31, 2004

                                                           TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements

           Consolidated Statements of Financial Condition
                 September 30, 2004 (Unaudited) and March 31, 2004...........3

           Consolidated Statements of Operations (Unaudited)
                 For the six months ended September 30, 2004 and
                 September 30, 2003..........................................4

           Consolidated Statements of Changes in Net Assets
                 For the six months ended September 30, 2004 (Unaudited) and year ended March 31, 2004...................................5

           Consolidated Statements of Cash Flows (Unaudited)
                 For the six months ended September 30, 2004 and
                 September 30, 2003..........................................6

           Notes to Consolidated Financial Statements........................7

     ITEM 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................8

     ITEM 3.     Quantitative and Qualitative Disclosure About
                      Market Risk...........................................11

     ITEM 4.     Controls and Procedures....................................11

PART II.  OTHER INFORMATION

     ITEM 4.     Submission of Matters to a Vote of Security Holders........12

     ITEM 6.     Exhibits and Reports on Form 8-K...........................12

Signatures..................................................................13


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                 September 30, 2004   March 31, 2004
                                                       ------------------   --------------
                                                           (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: September 30, 2004 - $23,114,865,
         March 31, 2004  - $23,114,865)                   $242,775,981       $237,095,981
      Companies 5% to 25% owned
        (Cost: September 30, 2004 - $25,442,115,
        March 31, 2004 - $30,431,224)                       49,601,504         70,189,005
      Companies less than 5% owned
        (Cost: September 30, 2004 - $42,413,660,
        March 31, 2004 - $43,736,560)                      100,786,650         99,663,833
                                                          ------------       ------------
      Total investments
        (Cost: September 30, 2004 - $90,970,640,
        March 31, 2004 - $97,282,649)                      393,164,135        406,948,819
Cash and cash equivalents                                    2,518,988         10,150,796
Receivables                                                     88,921             76,477
Other assets                                                 6,961,621          6,802,767
                                                          ------------       ------------
      Totals                                              $402,733,665       $423,978,859
                                                          ============       ============

Liabilities and Shareholders' Equity

Note payable to bank                                      $  8,000,000       $ 15,500,000
Note payable to portfolio company                            5,000,000          5,000,000
Accrued interest and other liabilities                       1,659,596          1,815,996
Income taxes payable                                           548,317          2,726,850
Deferred income taxes                                      105,706,745        108,312,663
                                                          ------------       ------------
      Total liabilities                                    120,914,658        133,355,509
                                                          ------------       ------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,294,416 shares
        at September 30, 2004 and March 31, 2004             4,294,416          4,294,416
      Additional capital                                     7,904,997          7,904,997
      Undistributed net investment income                    3,739,168          3,578,088
      Undistributed net realized gain on investments        75,356,232         79,381,980
      Unrealized appreciation of investments -
        net of deferred income taxes                       197,557,496        202,497,171
      Treasury stock - at cost (437,365 shares)             (7,033,302)        (7,033,302)
                                                          ------------       ------------
      Net assets at market or fair value, equivalent
        to $73.07 per share at September 30, 2004,
        and $75.35 per share at March 31, 2004
        on the 3,857,051 shares outstanding                281,819,007        290,623,350
                                                          ------------       ------------
Totals                                                    $402,733,665       $423,978,859
                                                          ============       ============


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                      Three Months Ended            Six Months Ended
                                                         September 30                  September 30
                                                 --------------------------    --------------------------
                                                    2004           2003           2004           2003
                                                 -----------    -----------    -----------    -----------
Investment income:
     Interest                                    $    94,660    $    31,201    $   187,942    $    80,669
     Dividends                                       727,207        698,649      1,429,414      1,395,965
     Management and directors' fees                  154,750        151,249        324,000        321,364
                                                 -----------    -----------    -----------    -----------
                                                     976,617        881,099      1,941,356      1,797,998
                                                 -----------    -----------    -----------    -----------

Operating expenses:
     Salaries                                        254,218        215,375        484,593        424,850
     Net pension benefit                             (59,212)       (39,479)      (127,438)      (136,460)
     Other operating expenses                        231,745        173,282        405,442        366,854
                                                 -----------    -----------    -----------    -----------
                                                     426,751        349,178        762,597        655,244
                                                 -----------    -----------    -----------    -----------

Income before interest expense and
  income taxes                                       549,866        531,921      1,178,759      1,142,754
Interest expense                                      86,483        135,533        201,869        275,554
                                                 -----------    -----------    -----------    -----------
Income before income taxes                           463,383        396,388        976,890        867,200
Income tax expense                                    20,400         13,800         44,400         47,800
                                                 -----------    -----------    -----------    -----------

Net investment income                            $   442,983    $   382,588    $   932,490    $   819,400
                                                 ===========    ===========    ===========    ===========

Proceeds from disposition of investments         $   155,877    $ 3,654,339    $   764,394    $ 3,654,339
Cost of investments sold                           4,083,668        676,753      7,085,993        680,433
                                                 -----------    -----------    -----------    -----------
Realized gain (loss) on investments
   before income taxes                            (3,927,791)     2,977,586     (6,321,599)     2,973,906
Income tax expense (benefit)                      (1,458,018)     1,042,155     (2,295,851)     1,040,867
                                                 -----------    -----------    -----------    -----------

Net realized gain (loss) on investments           (2,469,773)     1,935,431     (4,025,748)     1,933,039
                                                 -----------    -----------    -----------    -----------

Increase (decrease) in unrealized appreciation
  of investments before income taxes              (3,791,414)    19,460,310     (7,472,675)    32,931,270
Increase (decrease) in deferred income taxes
  on appreciation of investments                  (1,244,000)     6,247,000     (2,533,000)    10,962,000
                                                 -----------    -----------    -----------    -----------

Net increase (decrease) in unrealized
   appreciation of investments                    (2,547,414)    13,213,310     (4,939,675)    21,969,270
                                                 -----------    -----------    -----------    -----------

Net realized and unrealized gain (loss)
   on investments                                $(5,017,187)   $15,148,741    $(8,965,423)   $23,902,309
                                                 ===========    ===========    ===========    ===========

Increase (decrease) in net assets
   from operations                               $(4,574,204)   $15,531,329    $(8,032,933)   $24,721,709
                                                 ===========    ===========    ===========    ===========




                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                           Six Months Ended      Year Ended
                                                          September 30, 2004   March 31, 2004
                                                          ------------------   --------------
                                                              (Unaudited)
Operations
      Net investment income                                  $    932,490       $  2,587,060
      Net realized gain (loss) on investments                  (4,025,748)         8,191,872
      Net increase (decrease) in unrealized
        appreciation of investments                            (4,939,675)        74,688,574
                                                             ------------       ------------
      Increase (decrease) in net assets from operations        (8,032,933)        85,467,506

Distributions from:
      Undistributed net investment income                        (771,410)        (2,308,631)

Capital share transactions
      Exercise of employee stock options                             --              997,500
                                                             ------------       ------------

      Increase (decrease) in net assets                        (8,804,343)        84,156,375

Net assets, beginning of period                               290,623,350        206,466,975
                                                             ------------       ------------

Net assets, end of period                                    $281,819,007       $290,623,350
                                                             ============       ============























                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                         Three Months Ended              Six  Months Ended
                                                            September 30                    September 30
                                                    ---------------------------    ---------------------------
                                                       2004            2003           2004            2003
                                                    -----------    ------------    -----------    ------------
Cash flows from operating activities
Increase (decrease) in net assets from
  operations                                        $(4,574,204)   $ 15,531,329    $(8,032,933)   $ 24,721,709
Adjustments to reconcile increase (decrease)
  in net assets from operations to net cash
  provided  by (used in) operating activities:
  Proceeds from disposition of investments              101,297       3,654,339        709,814       3,654,339
  Purchases of securities                              (545,078)     (5,923,960)      (947,403)     (6,927,640)
  Maturities of securities                              228,000         900,000        228,000         900,000
  Depreciation and amortization                           4,262           4,772          7,891           9,537
  Net pension benefit                                   (59,212)        (39,479)      (127,438)       (136,460)
  Net realized and unrealized (gain) loss
     on investments                                   5,017,187     (15,148,741)     8,965,423     (23,902,309)
  (Increase) decrease in receivables                        282        (227,126)       (12,444)        (23,388)
  (Increase) decrease in other assets                    29,783          10,814         (4,546)         (7,232)
  Increase (decrease) in accrued interest
     and other liabilities                              (39,276)         47,038       (107,522)         45,668
  Decrease in accrued pension cost                      (41,820)        (41,820)       (83,640)        (83,640)
  Deferred income taxes                                  20,400          13,800         44,400          47,800
                                                    -----------    ------------    -----------    ------------
Net cash provided by (used in) operating
    activities                                          141,621      (1,219,034)       639,602      (1,701,616)
                                                    -----------    ------------    -----------    ------------

Cash flows from financing activities
Decrease in notes payable to bank                          --              --       (7,500,000)           --
Distributions from undistributed net
  investment income                                        --              --         (771,410)       (765,810)
Proceeds from exercise of employee stock
  options                                                  --           997,500           --           997,500
                                                    -----------    ------------    -----------    ------------
Net cash provided by (used in) financing
 activities                                                --           997,500     (8,271,410)        231,690
                                                    -----------    ------------    -----------    ------------

Net increase (decrease) in cash and cash
  equivalents                                           141,621        (221,534)    (7,631,808)     (1,469,926)
Cash and cash equivalents at beginning
  of period                                           2,377,367       3,401,996     10,150,796       4,650,388
                                                    -----------    ------------    -----------    ------------
Cash and cash equivalents at end of period          $ 2,518,988    $  3,180,462    $ 2,518,988    $  3,180,462
                                                    ===========    ============    ===========    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                              $86,386        $135,435       $202,200        $275,457
  Income taxes                                          $  --          $   --         $   --          $   --


Note:
-----
   On September 29, 2004, CSC received 2,936 shares of Tekelec valued at $54,580 ($18.59 per share) related to the sale of VocalData, Inc.

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

3.       Stock-Based Compensation

         Effective April 1, 2003, we adopted the fair value method of recording compensation expense related to all stock options granted after March 31, 2003, in accordance with FASB Statement Nos. 123 and 148. Accordingly, the fair value of stock options as determined on the date of grant using the Black-Scholes pricing model will be expensed over the vesting period of the related stock options. On July 19, 2004, 7,500 stock options were granted to a new investment associate.

         The following table illustrates the effect on net asset value and net asset value per share if we had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation.

                                    September 30,   September 30,
                                        2004            2003
                                    ------------    ------------

Net asset value, as reported        $281,819,007    $231,420,374
Deduct: Total fair value computed
  stock-based compensation                80,382          89,720
                                    ------------    ------------
Pro forma net asset value           $281,738,625    $231,330,654
                                    ============    ============
Net asset value per share:
  Basic - as reported                     $73.07          $60.00
                                          ======          ======
  Basic - pro forma                       $73.05          $59.98
                                          ======          ======

  Diluted - as reported                   $73.04          $60.26
                                          ======          ======
  Diluted - pro forma                     $73.02          $59.98
                                          ======          ======


Notes to Consolidated Financial Statements
(continued)

         The diluted net asset value per share calculation assumes all vested outstanding options for which the market price exceeds the exercise price have been exercised.


4.      Summary of Per Share Information
                                                    Three Months Ended   Six Months Ended
                                                       September 30        September 30
                                                     ----------------    ----------------
                                                      2004      2003      2004      2003
                                                     ------    ------    ------    ------
Investment income                                    $  .25    $  .22    $  .50    $  .46
Operating expenses                                     (.11)     (.09)     (.20)     (.17)
Interest expense                                       (.02)     (.03)     (.05)     (.07)
Income taxes                                           --        --        (.01)     (.01)
                                                     ------    ------    ------    ------
Net investment income                                   .12       .10       .24       .21
Distributions from undistributed
  net investment income                                --        --        (.20)     (.20)
Net realized gain (loss) on investments                (.64)      .50     (1.04)      .50
Net increase (decrease) in unrealized appreciation
  of investments after deferred taxes                  (.66)     3.42     (1.28)     5.71
Exercise of employee stock options (1)                 --        (.14)     --        (.14)
                                                     ------    ------    ------    ------
Increase (decrease) in net asset value                (1.18)     3.88     (2.28)     6.08

Net asset value:
      Beginning of period                             74.25     56.12     75.35     53.92
                                                     ------    ------    ------    ------
      End of period                                  $73.07    $60.00    $73.07    $60.00
                                                     ======    ======    ======    ======

Increase (decrease) in deferred taxes on
  unrealized appreciation                            $ (.32)   $ 1.48    $ (.66)   $ 2.72

Deferred taxes on unrealized appreciation:
     Beginning of period                              27.45     18.94     27.79     17.70
                                                     ------    ------    ------    ------
     End of period                                   $27.13    $20.42    $27.13    $20.42
                                                     ======    ======    ======    ======

Shares outstanding at end of period
  (000s omitted)                                      3,857     3,857     3,857     3,857

     (1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at September 30, 2004 was $281,819,007 equivalent to $73.07 per share after deducting an allowance of $27.13 per share for deferred taxes on unrealized appreciation of investments. Assuming reinvestment of dividends, the September 30, 2004 net asset value reflects an increase of 22.9% during the twelve months ended September 30, 2004 and a 2.8% decrease during the first half of the current fiscal year.

                                          September 30,  September 30,
                                              2004           2003
                                          ------------   ------------
                   Net assets             $281,819,007   $231,420,374
                   Shares outstanding        3,857,051      3,857,051
                   Net assets per share         $73.07         $60.00

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

Results of Operations

         The composite measure of our financial performance in the Consolidated Statements of Operations is captioned "Increase (decrease) in net assets from operations" and consists of three elements. The first is "Net investment income", which is the difference between our income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is "Net realized gain (loss) on investments", which is the difference between the proceeds received from disposition of portfolio securities and their stated cost, net of applicable income tax expense. The third element is the "Net increase (decrease) in unrealized appreciation of investments", which is the net change in the market or fair value of our investment portfolio, compared with stated cost, net of an increase or decrease in deferred income taxes which would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio. It should be noted that the "Net realized gain (loss) on investments" and "Net increase (decrease) in unrealized appreciation of investments" are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.


Net Investment Income

         Interest income of $187,942 in the six months ended September 30, 2004 increased from $80,669 in the year-ago period primarily because of an increase in loans to portfolio companies. During the six months ended September 30, 2004 and 2003, we recorded dividend income from the following sources:

                                                    Six Months Ended
                                                      September 30
                                                 -----------------------
                                                    2004         2003
                                                 ----------   ----------
            Alamo Group Inc.                     $  338,556   $  338,556
            Dennis Tool Company                      25,000       25,000
            Kimberly-Clark Corporation               61,744       52,482
            The RectorSeal Corporation              480,000      480,000
            Skylawn Corporation                     300,000      300,000
            Sprint Corporation                       22,500       18,000
            TCI Holdings, Inc                        40,635       40,635
            The Whitmore Manufacturing Company      120,000      120,000
            Other                                    40,979       21,292
                                                 ----------   ----------
                                                 $1,429,414   $1,395,965
                                                 ==========   ==========

         Operating expenses totaled $762,597 in the six months ended September 30, 2004 versus $655,244 in the six months ended September 30, 2003. The increase was due mainly to the addition of an investment associate in July 2004, employee raises and an increase in audit and legal fees for ordinary business operations.

         Interest expense of $201,869 in the six months ended September 30, 2004 decreased from $275,554 in the corresponding period ended September 30, 2003 primarily due to a decrease in notes payable.

Net Realized Gain or Loss on Investments

         During the six months ended September 30, 2004, we reported a realized loss before income taxes of $6,321,599 which included a loss of $3,000,000 on our investment in Texas Petrochemical Holdings, Inc., a $2,576,146 loss on the partial sale of our investment in Concert Industries Ltd. and a loss of $1,346,891 on our sale of VocalData, Inc. to Tekelec.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

Net Increase (Decrease) in Unrealized Appreciation of Investments

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                         Three Months Ended           Six Months Ended
                                           September 30                 September 30
                                     -------------------------   --------------------------
                                        2004           2003           2004          2003
                                     -----------    ----------   ------------    ----------
Alamo Group Inc                      $ 5,643,000    $2,822,000   $  5,643,000    $2,822,000
All Components, Inc.                        --            --             --       2,900,000
CMI Holding Company, Inc.                   --            --       (3,000,000)         --
Cenveo, Inc.                           1,195,055     2,054,656     (2,033,690)    3,081,984
Encore Wire Corporation               (8,173,000)    5,449,000    (19,071,000)    8,173,000
Extreme International, Inc.                 --       2,397,661        375,000     4,613,661
Media Recovery, Inc.                        --       3,000,000           --       3,000,000
Palm Harbor Homes, Inc.               (7,855,000)         --       (7,855,000)         --
The RectorSeal Corporation                  --            --        4,000,000          --
Texas Capital Bancshares, Inc.         1,041,380     2,585,994      1,344,829     2,585,994
The Whitmore Manufacturing Company          --            --        2,400,000          --

         As reflected in the above table, at September 30, 2004, the value of our investment in Encore Wire Corporation was decreased from our March 31, 2004 value by $19,071,000 due to the cyclical variations in Encore's profitability and the effect of copper price fluctuations on Encore's earnings. In the same period a year ago, we increased our value of Encore by $8,173,000 reflecting increases in the company's sales and earnings which stemmed partly from higher copper prices.

         During the six months ended September 30, 2004, the value of our investment in Palm Harbor Homes, Inc. was reduced by $7,855,000 due to the unfavorable pattern of the company's earnings and the continuing negative outlook for the manufactured housing industry.

         During the six months ended September 30, 2004, our unrealized appreciation of investments before income taxes decreased by $7,472,675, which included value decreases of $33,655,603 and value increases of $19,104,017, plus the $7,078,911 effect of net realized losses during the period.

Portfolio Investments

         During the quarter ended September 30, 2004, we made additional investments of $545,078 in existing portfolio companies.

         We have agreed, subject to certain conditions, to invest up to $1,940,025 in six portfolio companies.

Financial Liquidity and Capital Resources

         At September 30, 2004, we had cash and cash equivalents of approximately $2.5 million. Pursuant to Small Business Administration ("SBA") regulations, cash and cash equivalents of $285,129 held by Capital Southwest Venture Corporation ("CSVC") may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $64.5 million. We also have an unsecured $25.0 million revolving line of credit from a commercial bank, of which $17.0 million was available at September 30, 2004. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 36 years. Retention of future gains is viewed as an important source of funds to sustain

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)



our investment activity. Approximately $49.1 million of our investment portfolio is represented by unrestricted publicly-traded securities, which have an ascertainable market value and represent a source of liquidity.

         Funds to be used by us for operating or investment purposes may be transferred in the form of dividends, management fees or loans from Skylawn Corporation, The RectorSeal Corporation and The Whitmore Manufacturing Company, wholly-owned portfolio companies, to the extent of their available cash reserves and borrowing capacities. At September 30, 2004, we owed $5,000,000 to Skylawn Corporation.

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

         Our investment in portfolio securities consists of fixed rate debt securities which totaled $5,101,493 at September 30, 2004, equivalent to 1.3% of the value of our total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         As of September 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including the
President and Chairman of the Board and Secretary-Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the President and Chairman of the Board and Secretary-Treasurer concluded that our disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes during the quarter covered by this report in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.


PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 19, 2004, with the following results of elections and approval:

                                                                        Votes Cast
                                                            ------------------------------------
                                                                         Against/   Abstentions/
                                                              For        Withheld     Non-Votes
a.   The following Directors were elected to serve until    ---------    --------   ------------
     the next Annual Meeting of Stockholders:
        Graeme W. Henderson                                 3,544,766     70,305        241,980
        Samuel B. Ligon                                     3,590,666     24,405        241,980
        Gary L. Martin                                      3,545,200     69,871        241,980
        William R. Thomas                                   3,544,766     70,305        241,980
        John H. Wilson                                      3,545,216     69,855        241,980

                                                                        Votes Cast
                                                            ------------------------------------
                                                                         Against/   Abstentions/
                                                              For        Withheld     Non-Votes
b. Ernst & Young LLP was approved as our                    ---------    --------    -----------
   auditors for the 2005 fiscal year.                       3,567,608     42,731        246,712

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

          (b)  Reports on Form 8-K
               On September 1, 2004, we filed a Form 8-K reporting that Ernst & Young LLP informed us on August 26, 2004 that they were resigning as our independent registered public accounting firm effective September 1, 2004.

               On September 9, 2004, we filed a Form 8-K/A which included a copy of a letter provided by Ernst & Young LLP dated September 7, 2004 addressed to the Securities and Exchange Commission stating whether they agreed with our 8-K filed on September 1, 2004.

               On  September  15,  2004,  we  filed  a Form  8-K  reporting  the
               engagement  of  Grant   Thornton  LLP  as  our  new   independent
               accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CAPITAL SOUTHWEST CORPORATION



Date:    November 5, 2004         By:  /s/ William R. Thomas
      ------------------------         -----------------------------------------
                                       William R. Thomas, President and Chairman
                                       of  the Board (chief executive officer)



Date:    November 5, 2004          By:  /s/ Susan K. Hodgson
      ------------------------         -----------------------------------------
                                       Susan K. Hodgson, Secretary-Treasurer
                                       (chief financial/accounting officer)