Form 10-Q
period 2004-12-31
CAPITAL SOUTHWEST CORP
filed 2005-02-04
CIK 17313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

      3,857,051 shares of Common Stock, $1 Par Value as of January 31, 2005

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements

           Consolidated Statements of Financial Condition
                December 31, 2004 (Unaudited) and March 31, 2004.............3

           Consolidated Statements of Operations (Unaudited)
                For the three and nine months ended December 31, 2004 and
                December 31, 2003............................................4

           Consolidated Statements of Changes in Net Assets
                For the nine months ended December 31, 2004 (Unaudited) and year ended March 31, 2004....................................5

           Consolidated Statements of Cash Flows (Unaudited)
                For the three and nine months ended December 31, 2004 and
                December 31, 2003............................................6

           Notes to Consolidated Financial Statements........................7

     ITEM 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................8

     ITEM 3.  Quantitative and Qualitative Disclosure About
                      Market Risk...........................................11

     ITEM 4.  Controls and Procedures.......................................12

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K..............................12

Signatures   ...............................................................13


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                 December 31, 2004    March 31, 2004
                                                       -----------------    --------------
                                                          (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: December 31, 2004 - $23,114,865
         March 31, 2004  - $23,114,865)                   $250,628,981       $237,095,981
      Companies 5% to 25% owned
        (Cost: December 31, 2004 - $19,050,000
        March 31, 2004 - $30,431,224)                       50,064,852         70,189,005
      Companies less than 5% owned
        (Cost: December 31, 2004 - $42,873,704
        March 31, 2004 - $43,736,560)                      110,210,468         99,663,833
                                                          ------------       ------------
      Total investments
        (Cost: December 31, 2004- $85,038,569
        March 31, 2004 - $97,282,649)                      410,904,301        406,948,819
Cash and cash equivalents                                    2,239,413         10,150,796
Receivables                                                    145,463             76,477
Other assets                                                 7,037,041          6,802,767
                                                          ------------       ------------
      Totals                                              $420,326,218       $423,978,859
                                                          ============       ============

Liabilities and Shareholders' Equity

Note payable to bank                                      $  8,000,000       $ 15,500,000
Note payable to portfolio company                            5,000,000          5,000,000
Accrued interest and other liabilities                       1,650,778          1,815,996
Income taxes payable                                              --            2,726,850
Deferred income taxes                                      112,429,943        108,312,663
                                                          ------------       ------------
      Total liabilities                                    127,080,721        133,355,509
                                                          ------------       ------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,294,416 shares
        at December 31, 2004 and March 31, 2004              4,294,416          4,294,416
      Additional capital                                     7,904,997          7,904,997
      Undistributed net investment income                    3,562,133          3,578,088
      Undistributed net realized gain on investments        71,934,520         79,381,980
      Unrealized appreciation of investments -
        net of deferred income taxes                       212,582,733        202,497,171
      Treasury stock - at cost (437,365 shares)             (7,033,302)        (7,033,302)
                                                          ------------       ------------
      Net assets at market or fair value, equivalent
        to $76.03 per share at December 31, 2004,
        and $75.35 per share at March 31, 2004
        on the 3,857,051 shares outstanding                293,245,497        290,623,350
                                                          ------------       ------------
Totals                                                    $420,326,218       $423,978,859
                                                          ============       ============


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                               Three Months Ended           Nine Months Ended
                                                  December 31                  December 31
                                           --------------------------    --------------------------
                                              2004           2003            2004          2003
                                           -----------    -----------    ------------   -----------
Investment income:
     Interest                              $   148,276    $    45,822    $    336,218    $   126,491
     Dividends                               1,597,466      1,755,515       3,026,880      3,151,480
     Management and directors' fees            155,250        154,750         479,250        476,114
                                           -----------    -----------    ------------    -----------
                                             1,900,992      1,956,087       3,842,348      3,754,085
                                           -----------    -----------    ------------    -----------

Operating expenses:
     Salaries                                  298,917        240,854         783,510        665,704
     Net pension benefit                       (63,717)       (68,226)       (191,155)      (204,686)
     Other operating expenses                  176,949        169,527         582,391        536,381
                                           -----------    -----------    ------------    -----------
                                               412,149        342,155       1,174,746        997,399
                                           -----------    -----------    ------------    -----------

Income before interest expense and
     income taxes                            1,488,843      1,613,932       2,667,602      2,756,686
Interest expense                               100,857        131,182         302,726        406,736
                                           -----------    -----------    ------------    -----------
Income before income taxes                   1,387,986      1,482,750       2,364,876      2,349,950
Income tax expense                              22,200         23,900          66,600         71,700
                                           -----------    -----------    ------------    -----------

Net investment income                      $ 1,365,786    $ 1,458,850    $  2,298,276    $ 2,278,250
                                           ===========    ===========    ============    ===========

Proceeds from disposition of investments   $   664,307    $    51,245    $  1,428,701    $ 3,705,584
Cost of investments sold                     6,580,338        193,182      13,666,331        873,615
                                           -----------    -----------    ------------    -----------
Realized gain (loss) on investments
   before income taxes                      (5,916,031)      (141,937)    (12,237,630)     2,831,969
Income tax expense (benefit)                (2,494,319)       (49,678)     (4,790,170)       991,189
                                           -----------    -----------    ------------    -----------

Net realized gain (loss) on investments     (3,421,712)       (92,259)     (7,447,460)     1,840,780
                                           -----------    -----------    ------------    -----------

Increase in unrealized appreciation
  of investments before income taxes        23,672,237     19,944,577      16,199,562     52,875,847
Increase in deferred income taxes
  on appreciation of investments             8,647,000      6,980,000       6,114,000     17,942,000
                                           -----------    -----------    ------------    -----------

Net increase in unrealized
   appreciation of investments              15,025,237     12,964,577      10,085,562     34,933,847
                                           -----------    -----------    ------------    -----------

Net realized and unrealized gain
   on investments                          $11,603,525    $12,872,318    $  2,638,102    $36,774,627
                                           ===========    ===========    ============    ===========

Increase in net assets from operations     $12,969,311    $14,331,168    $  4,936,378    $39,052,877
                                           ===========    ===========    ============    ===========




                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                Nine Months Ended      Year Ended
                                                December 31, 2004    March 31, 2004
                                                -----------------    ---------------
                                                    (Unaudited)
Operations
      Net investment income                       $  2,298,276        $  2,587,060
      Net realized gain (loss) on investments       (7,447,460)          8,191,872
      Net increase in unrealized
        appreciation of investments                 10,085,562          74,688,574
                                                  ------------        ------------
      Increase in net assets from operations         4,936,378          85,467,506

Distributions from:
      Undistributed net investment income           (2,314,231)         (2,308,631)

Capital share transactions
      Exercise of employee stock options                  --               997,500
                                                  ------------        ------------

      Increase in net assets                         2,622,147          84,156,375

Net assets, beginning of period                    290,623,350         206,466,975
                                                  ------------        ------------

Net assets, end of period                         $293,245,497        $290,623,350
                                                  ============        ============
























                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                             December 31                    December 31
                                                    ----------------------------    ----------------------------
                                                        2004            2003            2004            2003
                                                    ------------    ------------    -----------    -------------
Cash flows from operating activities
Increase in net assets from operations              $ 12,969,311    $ 14,331,168    $ 4,936,378    $ 39,052,877
Adjustments to reconcile increase in net
  assets from operations to net cash
  provided by (used in) operating activities:
  Proceeds from disposition of investments               664,307          51,245      1,374,121       3,705,584
  Purchases of securities                               (814,537)     (2,204,263)    (1,761,940)     (9,131,903)
  Maturities of securities                               166,269         900,000        394,269       1,800,000
  Depreciation and amortization                            4,183           4,776         12,074          14,313
  Net pension benefit                                    (63,717)        (68,226)      (191,155)       (204,686)
  Net realized and unrealized gain
     on investments                                  (11,603,525)    (12,872,318)    (2,638,102)    (36,774,627)
  (Increase) decrease in receivables                     (56,542)        232,740        (68,986)        209,352
  (Increase) decrease in other assets                      1,496          19,993         (3,050)         12,761
  Increase (decrease) in accrued interest
     and other liabilities                                15,622          63,145        (91,900)        108,813
  Decrease in accrued pension cost                       (41,821)        (41,821)      (125,461)       (125,461)
  Deferred income taxes                                   22,200          23,900         66,600          71,700
                                                    ------------    ------------    -----------    ------------
Net cash provided by (used in) operating
  activities                                           1,263,246         440,339      1,902,848      (1,261,277)
                                                    ------------    ------------    -----------    ------------


Cash flows from financing activities
Decrease in note payable to bank                            --              --       (7,500,000)           --
Distributions from undistributed net
  investment income                                   (1,542,821)     (1,542,821)    (2,314,231)     (2,308,631)
Proceeds from exercise of employee stock
  options                                                   --              --             --           997,500
                                                    ------------    ------------    -----------    ------------
Net cash used in financing activities                 (1,542,821)     (1,542,821)    (9,814,231)     (1,311,131)
                                                    ------------    ------------    -----------    ------------

Net decrease in cash and cash
  equivalents                                           (279,575)     (1,102,482)    (7,911,383)     (2,572,408)
Cash and cash equivalents at beginning
  of period                                            2,518,988       3,180,462     10,150,796       4,650,388
                                                    ------------    ------------    -----------    ------------
Cash and cash equivalents at end of period          $  2,239,413    $  2,077,980    $ 2,239,413    $  2,077,980
                                                    ============    ============    ===========    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                              $100,764        $131,182       $302,964        $406,639
  Income taxes                                          $   --          $   --         $   --          $   --

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

3.       Stock-Based Compensation

         Effective April 1, 2003, we adopted the fair value method of recording compensation expense related to all stock options granted after March 31, 2003, in accordance with FASB Statement Nos. 123 and 148. Accordingly, the fair value of stock options as determined on the date of grant using the Black-Scholes pricing model will be expensed over the vesting period of the related stock options. On July 19, 2004, 7,500 stock options were granted to a new investment associate who terminated December 31, 2004 with no options vested.

         The following table illustrates the effect on net asset value and net asset value per share if we had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation.

                                     December 31    December 31
                                        2004           2003
                                    ------------   ------------

Net asset value, as reported        $293,245,497   $244,208,721
Deduct: Total fair value computed
  stock-based compensation               120,573        134,580
                                    ------------   ------------
Pro forma net asset value           $293,124,924   $244,074,141
                                    ============   ============
Net asset value per share:
  Basic - as reported                    $ 76.03         $63.31
                                         =======         ======
  Basic - pro forma                      $ 76.00         $63.28
                                         =======         ======

  Diluted - as reported                  $ 76.00         $63.31
                                         =======         ======
  Diluted - pro forma                    $ 75.96         $63.28
                                         =======         ======


Notes to Consolidated Financial Statements
(continued)

         The diluted net asset value per share calculation assumes all vested outstanding options for which the market price exceeds the exercise price have been exercised.

4.       Summary of Per Share Information

                                             Three Months Ended    Nine Months Ended
                                                December 31           December 31
                                             ------------------    -----------------
                                              2004        2003      2004       2003
                                             ------      ------    ------     ------
Investment income                            $  .49      $  .51    $  .99     $  .97
Operating expenses                             (.10)       (.09)     (.30)      (.26)
Interest expense                               (.03)       (.03)     (.08)      (.10)
Income taxes                                   (.01)       (.01)     (.02)      (.02)
                                             ------      ------    ------     ------
Net investment income                           .35         .38       .59        .59
Distributions from undistributed
  net investment income                        (.40)       (.40)     (.60)      (.60)
Net realized gain (loss) on investments        (.89)       (.02)    (1.93)       .48
Net increase in unrealized appreciation
  of investments after deferred taxes          3.90        3.35      2.62       9.06
Exercise of employee stock options (1)         --          --        --         (.14)
                                             ------      ------    ------     ------
Increase in net asset value                    2.96        3.31       .68       9.39

Net asset value:
      Beginning of period                     73.07       60.00     75.35      53.92
                                             ------      ------    ------     ------
      End of period                          $76.03      $63.31    $76.03     $63.31
                                             ======      ======    ======     ======

Increase in deferred taxes on
  unrealized appreciation                    $ 2.24      $ 1.81    $ 1.58     $ 4.53

Deferred taxes on unrealized appreciation:
     Beginning of period                      27.13       20.42     27.79      17.70
                                             ------      ------    ------     ------
     End of period                           $29.37      $22.23    $29.37     $22.23
                                             ======      ======    ======     ======

Shares outstanding at end of period
  (000s omitted)                              3,857       3,857     3,857      3,857

     (1) Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

5.       New Accounting Pronouncements

         On December 15, 2004, the FASB issued a revised SFAS No. 123(R), "Share-Based Payment." It requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, it requires additional accounting and disclosure related to the cash flow effects resulting from share-based payment arrangements. It is effective beginning as of the first interim period beginning after June 15, 2005. We are in the process of determining the effect on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at December 31, 2004 was $293,245,497, equivalent to $76.03 per share after deducting an allowance of $29.37 per share for deferred taxes on net unrealized appreciation of investments. Assuming reinvestment of dividends, the December 31, 2004 net asset value reflects an increase of 4.6% during the preceding three months and an increase of 21.0% during the past twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

                                          December 31,   December 31,
                                              2004           2003
                                          ------------   ------------
                   Net assets             $293,245,497   $244,208,721
                   Shares outstanding        3,857,051      3,857,051
                   Net assets per share         $76.03         $63.31

Results of Operations

         The composite measure of our financial performance in the Consolidated Statements of Operations is captioned "Increase in net assets from operations" and consists of three elements. The first is "Net investment income", which is the difference between our income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is "Net realized gain (loss) on investments", which is the difference between the proceeds received from disposition of portfolio securities and their stated cost, net of applicable income tax expense or benefit. The third element is the "Net increase in unrealized appreciation of investments", which is the net change in the market or fair value of our investment portfolio, compared with stated cost, net of an increase in deferred income taxes which would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio. It should be noted that the "Net realized gain (loss) on investments" and "Net increase in unrealized appreciation of investments" are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

         Interest income of $336,218 in the nine months ended December 31, 2004 increased from $126,491 in the year-ago period primarily because of an increase in loans to portfolio companies. During the nine months ended December 31, 2004 and 2003, we recorded dividend income from the following sources:

                                                   Nine Months Ended
                                                      December 31
                                                -----------------------
                                                   2004         2003
                                                ----------   ----------
            Alamo Group Inc.                    $  507,834   $  507,834
            Balco, Inc.                            252,960      252,960
            Dennis Tool Company                     25,000       37,499
            Kimberly-Clark Corporation              92,616       78,723
            PalletOne, Inc.                         35,937         --
            The RectorSeal Corporation             720,000    1,167,729
            Skylawn Corporation                    450,000      800,000
            TCI Holdings, Inc                       60,953       60,953
            Sprint Corporation                      33,750       27,000
            The Whitmore Manufacturing Company     786,273      180,000
            Other                                   61,557       38,782
                                                ----------   ----------
                                                $3,026,880   $3,151,480
                                                ==========   ==========


         Operating expenses totaled $1,174,746 in the nine months ended December 31, 2004 versus $997,399 in the nine months ended December 31, 2003. The increase was due mainly to the addition of an investment associate in July 2004, employee raises and an increase in audit and legal fees for ordinary business operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

         Interest expense of $302,726 in the nine months ended December 31, 2004 decreased from $406,736 in the corresponding period ended December 31, 2003 primarily due to a decrease in notes payable.

Net Realized Gain or Loss on Investments

         During the nine months ended December 31, 2004, we reported a realized loss before income taxes of $12,237,630 which included a loss of $9,097,124 on our investment in Concert Industries Ltd., a loss of $3,000,000 on our investment in Texas Petrochemical Holdings, Inc. and a loss of $1,346,891 on our sale of VocalData, Inc. to Tekelec.

Net Increase in Unrealized Appreciation of Investments

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                         Three Months Ended           Nine Months Ended
                                            December 31                  December 31
                                    --------------------------   ---------------------------
                                        2004           2003           2004           2003
                                    -----------    -----------   ------------    -----------
Alamo Group Inc.                    $14,106,000    $ 1,410,000   $ 19,749,000    $ 4,232,000
CMI Holding Company, Inc.                  --             --       (3,000,000)          --
Cenveo, Inc. (formerly Mail-Well)      (838,635)     2,327,213     (2,872,325)     5,409,197
Encore Wire Corporation                    --       10,898,000    (19,071,000)    19,071,000
Extreme International Inc.                 --             --          375,000      4,613,661
Media Recovery, Inc.                  3,000,000           --        3,000,000      3,000,000
Palm Harbor Homes, Inc.              (7,855,000)          --      (15,710,000)          --
PETsMART, Inc.                        2,154,000        312,000      2,541,000      3,360,000
The RectorSeal Corporation                 --             --        4,000,000           --
Texas Capital Bancshares, Inc.        2,427,589      1,380,000      3,772,418      3,965,994
The Whitmore Manufacturing
 Company                              1,600,000            --        4,000,000           --

         As reflected in the above table, at December 31, 2004, the value of our investment in Alamo Group Inc. was increased from our March 31, 2004 value by $19,749,000 due to the escalation in sales and earnings during 2004 which reflected the favorable performance of Alamo's European operations and an improved U.S. climate for industrial mowers and agricultural equipment.

         During the nine months ended December 31, 2004, the value of our investment in Encore Wire Corporation was reduced by $19,071,000 due to the cyclical variations in Encore's profitability and the effect of copper price fluctuations on Encore's earnings. In the same period a year ago, we increased our value of Encore by $19,071,000 reflecting increases in the company's sales and earnings which stemmed partly from higher copper prices.

         During the nine months ended December 31, 2004, the value of our investment in Palm Harbor Homes, Inc. was reduced by $15,710,000 due to the unfavorable pattern of the company's earnings and the continuing negative outlook for the manufactured housing industry.

         During the nine months ended December 31, 2004, our unrealized appreciation of investments before income taxes increased by $16,199,562, which included value decreases of $43,179,510 and value increases of $46,341,608, plus the $13,037,464 effect of net realized losses during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

Portfolio Investments

         During the quarter ended December 31, 2004, we made additional investments of $814,537 in existing portfolio companies.

         We have agreed, subject to certain conditions, to invest up to $1,516,348 in six portfolio companies.

Financial Liquidity and Capital Resources

         At December 31, 2004, we had cash and cash equivalents of approximately $2.2 million. Pursuant to Small Business Administration ("SBA") regulations, cash and cash equivalents of $221,526 held by Capital Southwest Venture Corporation ("CSVC") may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $64.5 million. We also have an unsecured $25.0 million revolving line of credit from a commercial bank, of which $17.0 million was available at December 31, 2004. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 36 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $56.6 million of our investment portfolio is represented by unrestricted publicly-traded securities, which have an ascertainable market value and represent a source of liquidity.

         Funds to be used by us for operating or investment purposes may be transferred in the form of dividends, management fees or loans from Skylawn Corporation, The RectorSeal Corporation and The Whitmore Manufacturing Company, wholly-owned portfolio companies, to the extent of their available cash reserves and borrowing capacities. At December 31, 2004, we owed $5,000,000 to Skylawn Corporation.

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

         Our investment performance is a function of our portfolio companies' profitability, which may be affected by economic cycles, competitive forces and production costs including labor rates, raw material prices and certain basic commodity prices. All of these factors may have an adverse effect on the value of our investments and on our net asset value. None of the companies in our investment portfolio hedge their exposure to raw material and commodity price fluctuations.

         Our investment in portfolio securities consists of fixed rate debt securities which totaled $5,214,570 at December 31, 2004, equivalent to 1.3% of the value of our total investments. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

         A portion of our investment portfolio consists of debt and equity securities of private companies. We anticipate little or no effect on the values of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of our investment portfolio also consists of restricted common stock of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuers of such restricted securities and the market valuations of comparable publicly-owned companies. A portion of our investment portfolio also consists of unrestricted, freely marketable common stocks of publicly- owned companies. These freely marketable investments, which are valued at the public market price, are directly exposed to equity price risks, in that a change in an issuer's public market equity price would result in an identical change in the value of our investment in such security.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         As of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the
President and Chairman of the Board and Secretary-Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the President and Chairman of the Board and Secretary-Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes during the quarter covered by this report in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

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



Date:     February 4, 2005        By:  /s/ William R. Thomas
      ------------------------         -----------------------------------------
                                       William R. Thomas, President and Chairman
                                       of the Board (chief executive officer)



Date:    February 4, 2005          By:  /s/ Susan K. Hodgson
      ------------------------         -----------------------------------------
                                       Susan K. Hodgson, Secretary-Treasurer
                                       (chief financial/accounting officer)