Form 10-K
period 2005-03-31
CAPITAL SOUTHWEST CORP
filed 2005-05-27
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to ...................

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2004 was $139,165,652, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of May 15, 2005 was 3,857,051.


       Documents Incorzporated by Reference                         Part of Form 10-K
       ------------------------------------                         -----------------
(1)  Annual Report to Shareholders for the Year Ended             Parts I and II; and
                March 31, 2005                                Part IV, Item 14(a)(1) and (2)

(2)  Proxy Statement for Annual Meeting of Shareholders                 Part III
               to be held July 18, 2005

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
     Item 1.    Business......................................................1
     Item 2.    Properties....................................................1
     Item 3.    Legal Proceedings.............................................1
     Item 4.    Submission of Matters to a Vote of Security Holders...........2
     Item 4A.   Executive Officers............................................2

PART II
     Item 5.    Market for Registrant's Common Equity, Related Stockholder
                   Matters and Issuer Purchases of Equity Securities..........2
     Item 6.    Selected Financial Data.......................................2
     Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................2
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....2
     Item 8.    Financial Statements and Supplementary Data...................3
     Item 9.    Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure...................................4
     Item 9A.   Controls and Procedures.......................................4
     Item 9B.   Other Information.............................................4

PART III
     Item 10.   Directors and Executive Officers of the Registrant............4
     Item 11.   Executive Compensation........................................4
     Item 12.   Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters.................4
     Item 13.   Certain Relationships and Related Transactions................5
     Item 14.   Principal Accountant Fees and Services........................5

PART IV
     Item 15.   Exhibits and Financial Statement Schedules....................5

Signatures ...................................................................6

                                     PART I

Item 1.       Business

         We were organized as a Texas corporation on April 19, 1961. Until September 1969, we operated as a licensee under the Small Business Investment Act of 1958. At that time, we transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain assets and our license as a small business investment company ("SBIC"). CSVC is a closed-end, non-diversified investment company of the management type registered under the Investment Company Act of 1940 (the "1940 Act"). Prior to March 30, 1988, we were registered as a closed-end, non-diversified investment company under the 1940 Act. On that date, we elected to become a business development company subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980. Because we wholly own CSVC, the portfolios of both entities are referred to collectively as "our", "we" and "us".

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

         The twelve largest investments we own had a combined cost of $41,744,164 and a value of $362,551,796, representing 85.9% of the value of our consolidated investment portfolio at March 31, 2005. For a narrative description of the twelve largest investments, see "Twelve Largest Investments - March 31, 2005" on pages 7 through 9 of our Annual Report to Shareholders for the Year Ended March 31, 2005 (our "2005 Annual Report") which is herein incorporated by reference. Certain of the information presented on the twelve largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' financial statements, which in some instances are unaudited.

         We compete for attractive investment opportunities with venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.

         The number of persons employed by us at March 31, 2005 was seven.

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

Item 4.       Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

Item 4A.      Executive Officers

         The names and ages of our executive officers as of June 1, 2005, together with certain biographical information, are as follows:

     William M. Ashbaugh, age 50, has served as Vice President since 2001. He previously served as Managing Director in the corporate finance departments of Hoak Breedlove Wesneski & Co. from 1998 to 2001,
          Principal Financial Securities from 1997 to 1998 and Southwest Securities from 1995 to 1997.

     Patrick F. Hamner, age 49, has served as Vice President since 1986 and was an Investment Associate from 1982 to 1986.

     Susan K. Hodgson, age 43, has served as Secretary-Treasurer since 2001 and was Controller from 1994 to 2001.

     Gary L. Martin, age 58, has been a director since July 1988 and has served as Vice President since 1984. He previously served as Vice President from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned portfolio company.

     William R. Thomas, age 76, has served as Chairman of the Board of Directors since 1982 and President since 1980. In addition, he has been a director since 1972 and was previously Senior Vice President from 1969 to 1980.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Information set forth under the captions "Shareholder Information - Shareholders, Market Prices and Dividends" on page 37 of our 2005 Annual Report is herein incorporated by reference.

Item 6.       Selected Financial Data

         "Selected Consolidated Financial Data" on page 36 of our 2005 Annual Report is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 33 through 35 of our 2005 Annual Report are herein incorporated by reference.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

         We are subject to financial market risks, including changes in marketable equity security prices. We do not use derivative financial instruments to mitigate any of these risks. The return on our investments is not materially affected by foreign currency fluctuations.

         Our investment performance is a function of our portfolio companies' profitability, which may be affected by economic cycles, competitive forces and production costs including labor rates, raw material prices and certain basic commodity prices. All of these factors may have an adverse effect on the value of our investments and on our net asset value. Most of the companies in our investment portfolio do not hedge their exposure to raw material and commodity price fluctuations.

         Our investment in portfolio securities includes fixed-rate debt securities which totaled $5,592,145 at March 31, 2005, equivalent to 1.33% of the value of our total investments. Generally these debt securities are below investment grade and have relatively high fixed rates of interest, therefore;


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

Item 8.       Financial Statements and Supplementary Data

         Pages 10 through 32 of our 2005 Annual Report are herein incorporated by reference. See also Item 15 of this Form 10-K - "Exhibits and Financial
Statement Schedules".

         Selected Quarterly Financial Data (Unaudited)
         ---------------------------------

         The   following   presents  a  summary  of  the   unaudited   quarterly
consolidated financial information for the years ended March 31, 2005 and 2004.

                                                   First      Second       Third       Fourth
                                                  Quarter     Quarter     Quarter     Quarter     Total
                                                 --------    --------    --------    --------   --------
                                                         (In thousands, except per share amounts)
2005
----
    Net investment income                        $    489    $    443    $  1,366    $    108   $  2,406
    Net realized gain (loss) on investments        (1,556)     (2,470)     (3,422)      1,382     (6,066)
    Net increase (decrease) in unrealized
        appreciation of investments                (2,392)     (2,547)     15,025       7,799     17,885
    Net increase (decrease) in net assets
       from operations                             (3,459)     (4,574)     12,969       9,289     14,225
    Net increase (decrease) in net assets
       from operations per share                    (0.90)      (1.18)       3.36        2.41       3.69
2004
----
    Net investment income                        $    437    $    382    $  1,459    $    309   $  2,587
    Net realized gain (loss) on investments            (2)      1,935         (92)      6,351      8,192
    Net increase in unrealized appreciation
       of investments                               8,756      13,214      12,964      39,755     74,689
    Net increase in net assets from operations      9,191      15,531      14,331      46,415     85,468
    Net increase in net assets from operations
       per share                                     2.40        4.02        3.71       12.03      22.16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.      Controls and Procedures

Disclosure Controls and Procedures

         As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including the President and Chairman of the Board and Secretary-Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the President and Chairman of the Board and Secretary-Treasurer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Control Over Financial Reporting

         There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

         None.
                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         The section of our 2005 Proxy Statement captioned "Nominees for Director" under "Proposal 1. Election of Directors" identifies members of our board of directors and nominees, and is incorporated in this Item 10 by reference.

         Item 4A of this Form 10-K identifies our executive officers and is incorporated in this Item 10 by reference.

         The sections of our 2005 Proxy Statement captioned "Meetings and Committees of the Board of Directors - Audit Committee" under "Proposal 1. Election of Directors" and "Report of the Audit Committee" identifies members of our audit committee of our board of directors and our audit committee financial expert, and are incorporated in this Item 10 by reference.

         The section of our 2005 Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated in this Item 10 by reference.

              Code of Ethics

         We have adopted a code of ethics that applies to all our directors, officers and employees. We have made the Code of Conduct and Ethics available on our website at www.capitalsouthwest.com.

Item 11.      Executive Compensation

         The information in the section of our 2005 Proxy Statement captioned "Executive Compensation" is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

         The information in the sections of our 2005 Proxy Statement captioned "Stock Ownership of Certain Beneficial Owners" and "Executive Compensation" are incorporated in this Item 12 by reference.

         The table below sets forth certain information as of March 31, 2005 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.



                      Equity Compensation Plan Information
                                                                                      Number of Securities
                          Number of Securities                                       Remaining Available For
                            To Be Issued Upon     Weighted-Average Exercise       Future Issuance Under Equity
                               Exercise of         Price Of Outstanding               Compensation Plans
                          Outstanding Options,            Options,               (excluding securities reflected
Plan Category              Warrants And Rights       Warrants And Rights                  in column (a))
-------------             --------------------       -------------------                  --------------

                                   (a)                       (b)                               (c)
                                   ---                       ---                               ---
Equity                           48,500                    $68.186                           91,500
compensation plans
approved by security
holders(1)

Equity                                -                          -                                -
compensation plans
not approved by
security holders
                               --------                   --------                         --------
       Total                     48,500                    $68.186                           91,500

---------
(1) Includes the 1999 Stock Option Plan. For a description of this plan, please refer to Footnote 5 contained in our consolidated financial statements.

Item 13.      Certain Relationships and Related Transactions

         There were no relationships or transactions within the meaning of this item during the fiscal year ended March 31, 2005 or proposed for the fiscal year ending March 31, 2006.

Item 14.      Principal Accountant Fees and Services

         The information in the sections of our 2005 Proxy Statement captioned "Proposal 2: Ratification of Appointment of Independent Auditors" and "Audit and Other Fees" are incorporated in this Item 14 by reference.

                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules

     (a)(1) The following information included in pages 10 through 32 of our 2005 Annual Report are herein incorporated by reference:

         (A) Portfolio of Investments - March 31, 2005
             Consolidated Statements of Financial Condition - March 31, 2005
                and 2004
             Consolidated Statements of Operations - Years Ended
                March 31, 2005, 2004 and 2003
             Consolidated Statements of Changes in Net Assets - Years Ended
                March 31, 2005, 2004 and 2003
             Consolidated Statements of Cash Flows - Years Ended March 31, 2005,
                2004 and 2003

         (B) Notes to Consolidated Financial Statements

         (C) Notes to Portfolio of Investments

         (D) Selected Per Share Data and Ratios

         (E) Management's Report on Internal Control over Financial Reporting

         (F) Reports of Independent Registered Public Accounting Firms

         (G) Portfolio Changes During the Year

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

                                                 CAPITAL SOUTHWEST CORPORATION


                                                 By: /s/ William R. Thomas
                                                    ----------------------------
                                                    William R. Thomas, President
                                                    and Chairman of the Board
Date:  May 27, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  Signature               Title                         Date


   /s/ William R. Thomas
-----------------------------   President and Chairman              May 27, 2005
     William R. Thomas          of the Board and Director
                                (chief executive officer)


    /s/  Gary L. Martin
-----------------------------   Director                            May 27, 2005
       Gary L. Martin


  /s/  Graeme W. Henderson
-----------------------------   Director                            May 27, 2005
     Graeme W. Henderson


     /s/ Samuel B. Ligon
-----------------------------   Director                            May 27, 2005
      Samuel B. Ligon


     /s/  John H. Wilson
-----------------------------   Director                            May 27, 2005
       John H. Wilson


   /s/ Susan K. Hodgson
-----------------------------   Secretary-Treasurer                 May 27, 2005
     Susan K. Hodgson           (chief financial/accounting officer)

                                  EXHIBIT INDEX

         The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. Asterisk denotes exhibits filed with this report. Double asterick denotes exhibits furnished with this report.

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

         10.2 Amendment No. 1 to The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1998 (filed as Exhibit 10.2 to Form 10-K for the fiscal year ended March 31, 2002).

         10.3 Amendment No. 2 to The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1998 (filed as Exhibit 10.3 to Form 10-K for the fiscal year ended March 31, 2003).

         10.4  *           Amendment  No. 3 to The  RectorSeal  Corporation  and
                           Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1998.

         10.5 Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit
                           10.3 to Form 10-K for the fiscal year ended March 31,
                           1995).

         10.6 Amendments One and Two to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended March 31, 1998).

         10.7 Amendment Three to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2002).

         10.8 Amendment Four to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003).

         10.9 Amendment Five to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.8 to Form 10-K for the fiscal year ended March 31, 2003).

         10.10 Amendment Six to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 2003).

         10.11  *          Amendment  Seven to Retirement  Plan for Employees of
                           Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989.

         10.12  *          Amendment  Eight to Retirement  Plan for Employees of
                           Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989.

         10.13  *          Amendment  Nine to  Retirement  Plan for Employees of
                           Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989.

         10.14 Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan for certain highly-compensated superseded plan participants effective April 1, 1993 (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended March 31, 1995).

         10.15 Amendment One to Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan for certain highly-compensated superceded plan participants effective April 1, 1993 (filed as
                           Exhibit 10.6 to Form 10-K for the fiscal year ended March 31, 1998).

         10.16 Capital Southwest Corporation Retirement Income Restoration Plan as amended and restated effective April 1, 1989 (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 1995).

         10.17 Form of Indemnification Agreement which has been established with all directors and executive officers of the Company (filed as Exhibit 10.9 to Form 8-K dated February 10, 1994).

         10.18 Capital Southwest Corporation 1999 Stock Option Plan (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 2000).

         13.1  *           Annual  Report to  Shareholders  for the fiscal  year
                           ended March 31, 2005.

         21.1 List of subsidiaries of the Company (filed as exhibit 21 to Form 10-K for the fiscal year ended March 31,
                           1998).

         23.1  *           Consent of Independent  Registered  Public Accounting
                           Firm - Grant Thornton LLP.

         23.2  *           Consent of Independent  Registered  Public Accounting
                           Firm - Ernst & Young LLP.

         23.3  *           Consent of Independent  Registered  Public Accounting
                           Firm - KPMG LLP.

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

         31.2  *           Certification of Secretary-Treasurer required by Rule
                           13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

         32.1  **          Certification  of President and Chairman of the Board
                           required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title
                           18 of the United States Code, furnished herewith.

         32.2  **          Certification of Secretary-Treasurer required by Rule
                           13a-14(b)  or Rule  15d-14(b) of the Exchange Act and
                           Section  1350 of Chapter 63 of Title 18 of the United
                           States Code, furnished herewith.