Form 10-Q
period 2005-06-30
CAPITAL SOUTHWEST CORP
filed 2005-08-05
CIK 17313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

       3,857,051 shares of Common Stock, $1 Par Value as of July 31, 2005

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements

           Consolidated Statements of Financial Condition
                June 30, 2005 (Unaudited) and March 31, 2005.................3

           Consolidated Statements of Operations (Unaudited)
                For the three months ended June 30, 2005 and
                June 30, 2004................................................4

           Consolidated Statements of Changes in Net Assets
                For the three months ended June 30, 2005 (Unaudited) and
                year ended March 31, 2005....................................5

           Consolidated Statements of Cash Flows (Unaudited)
                For the three months ended June 30, 2005 and June 30, 2004...6

           Notes to Consolidated Financial Statements........................7

     ITEM 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................8

     ITEM 3.  Quantitative and Qualitative Disclosure About
                Market Risk.................................................11

     ITEM 4.  Controls and Procedures.......................................11

PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K..............................12

Signatures .................................................................13


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                 June 30, 2005    March 31, 2005
                                                       -------------    --------------
                                                        (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: June 30, 2005 - $23,114,866
         March 31, 2005  - $23,114,866)                 $264,196,981     $259,628,981
      Companies 5% to 25% owned
        (Cost: June 30, 2005 - $21,550,000
        March 31, 2005 - $19,050,000)                     47,690,852       44,890,852
      Companies less than 5% owned
        (Cost: June 30, 2005 - $41,063,077
        March 31, 2005 - $42,381,532)                    115,457,505      117,502,389
                                                        ------------     ------------
      Total investments
        (Cost: June 30, 2005- $85,727,943
        March 31, 2005 - $84,546,398)                    427,345,338      422,022,222
Cash and cash equivalents                                  3,678,770        5,104,935
Receivables                                                  214,624          136,401
Other assets                                               7,191,792        7,120,043
                                                        ------------     ------------
      Totals                                            $438,430,524     $434,383,601
                                                        ============     ============

Liabilities and Shareholders' Equity

Note payable to bank                                    $  8,000,000     $  8,000,000
Note payable to portfolio company                               --          5,000,000
Accrued interest and other liabilities                     1,661,866        1,842,587
Income taxes payable                                       1,324,586             --
Deferred income taxes                                    119,006,326      117,007,107
                                                        ------------     ------------
      Total liabilities                                  129,992,778      131,849,694
                                                        ------------     ------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,294,416 shares
        at June 30, 2005 and March 31, 2005                4,294,416        4,294,416
      Additional capital                                   7,904,997        7,904,997
      Undistributed net investment income                  3,473,094        3,669,805
      Undistributed net realized gain on investments      76,725,145       73,316,166
      Unrealized appreciation of investments -
        net of deferred income taxes                     223,073,396      220,381,825
      Treasury stock - at cost (437,365 shares)           (7,033,302)      (7,033,302)
                                                        ------------     ------------
      Net assets at market or fair value, equivalent
        to $79.97 per share at June 30, 2005 and
       $78.44 per share at March 31, 2005 on the
       3,857,051 shares outstanding                      308,437,746      302,533,907
                                                        ------------     ------------
      Totals                                            $438,430,524     $434,383,601
                                                        ============     ============


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)


                                                               Three Months Ended
                                                                    June 30
                                                          --------------------------
                                                              2005           2004
                                                          -----------    -----------
Investment income:
     Interest                                             $   141,903    $    93,282
     Dividends                                                782,246        702,207
     Management and directors' fees                           170,750        169,250
                                                          -----------    -----------
                                                            1,094,899        964,739
                                                          -----------    -----------
Operating expenses:
     Salaries                                                 233,000        230,375
     Net pension benefit                                      (63,717)       (68,226)
     Other operating expenses                                 202,458        173,697
                                                          -----------    -----------
                                                              371,741        335,846
                                                          -----------    -----------

Income before interest expense and income taxes               723,158        628,893
Interest expense                                              118,759        115,386
                                                          -----------    -----------
Income before income taxes                                    604,399        513,507
Income tax expense                                             29,700         24,000
                                                          -----------    -----------
Net investment income                                     $   574,699    $   489,507
                                                          ===========    ===========
Proceeds from disposition of investments                  $ 6,884,240    $   608,517
Cost of investments sold                                    1,623,656      3,002,325
                                                          -----------    -----------
Realized gain (loss) on investments before income taxes     5,260,584     (2,393,808)
Income tax expense (benefit)                                1,851,605       (837,833)
                                                          -----------    -----------

Net realized gain (loss) on investments                     3,408,979     (1,555,975)
                                                          -----------    -----------

Increase (decrease) in unrealized appreciation of
  investments before income taxes                           4,141,571     (3,681,261)
Increase (decrease) in deferred income taxes on
  appreciation of investments                               1,450,000     (1,289,000)
                                                          -----------    -----------

Net increase (decrease) in unrealized appreciation
   of investments                                           2,691,571     (2,392,261)
                                                          -----------    -----------

Net realized and unrealized gain (loss)
  on investments                                          $ 6,100,550    $(3,948,236)
                                                          ===========    ===========

Increase (decrease) in net assets from operations         $ 6,675,249    $(3,458,729)
                                                          ===========    ===========


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                Three Months Ended     Year Ended
                                                   June 30, 2005      March 31, 2005
                                                ------------------    --------------
                                                   (Unaudited)

Operations
      Net investment income                       $    574,699        $  2,405,948
      Net realized gain (loss) on investments        3,408,979          (6,065,814)
      Net increase in unrealized appreciation
        of investments                               2,691,571          17,884,654
                                                  ------------        ------------
      Increase in net assets from operations         6,675,249          14,224,788

Distributions from:
      Undistributed net investment income             (771,410)         (2,314,231)
                                                  ------------        ------------

      Increase in net assets                         5,903,839          11,910,557

Net assets, beginning of period                    302,533,907         290,623,350
                                                  ------------        ------------

Net assets, end of period                         $308,437,746        $302,533,907
                                                  ============        ============





















                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                              Three Months Ended
                                                                   June 30
                                                         --------------------------
                                                             2005           2004
                                                         -----------    -----------
Cash flows from operating activities
Increase (decrease) in net assets from operations        $ 6,675,249    $(3,458,729)
Adjustments to reconcile increase (decrease) in net
  assets from operations to net cash provided by
  operating activities:
  Proceeds from disposition of investments                 6,884,240        608,517
  Purchases of securities                                 (2,805,201)      (402,325)
  Depreciation and amortization                                3,925          3,629
  Net pension benefit                                        (63,717)       (68,226)
  Net realized and unrealized (gain) loss
     on investments                                       (6,100,550)     3,948,236
  Increase in receivables                                    (78,223)       (12,726)
  (Increase) decrease in other assets                          5,425        (34,329)
  Decrease in accrued interest
     and other liabilities                                  (159,435)       (68,246)
  Decrease in accrued pension cost                           (38,668)       (41,820)
  Deferred income taxes                                       22,200         24,000
                                                         -----------    -----------
Net cash provided by operating activities                  4,345,245        497,981
                                                         -----------    -----------


Cash flows from financing activities
Decrease in note payable to bank                                --       (7,500,000)
Decrease in note payable to portfolio company             (5,000,000)          --
Distributions from undistributed net investment income      (771,410)      (771,410)
                                                         -----------    -----------
Net cash used in financing activities                     (5,771,410)    (8,271,410)
                                                         -----------    -----------

Net decrease in cash and cash equivalents                 (1,426,165)    (7,773,429)
Cash and cash equivalents at beginning
  of period                                                5,104,935     10,150,796
                                                         -----------    -----------
Cash and cash equivalents at end of period               $ 3,678,770    $ 2,377,367
                                                         ===========    ===========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                  $118,681       $115,814
  Income taxes                                              $  7,500       $   --



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

         The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2005. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although we believe that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

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

         The following table illustrates the effect on net asset value and net asset value per share if we had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation for options granted prior to the implementation of FASB Statement No. 123.

                                      June 30,       June 30,
                                        2005           2004
                                    ------------   ------------

Net asset value, as reported        $308,437,746   $286,393,211
Deduct: Total fair value computed
   stock-based compensation               37,734         40,191
                                    ------------   ------------
Pro forma net asset value           $308,400,012   $286,353,020
                                    ============   ============
Net asset value per share:
   Basic - as reported                    $79.97         $74.25
                                          ======         ======
   Basic - pro forma                      $79.96         $74.24
                                          ======         ======

   Diluted - as reported                  $79.89         $74.22
                                          ======         ======
   Diluted - pro forma                    $79.88         $74.21
                                          ======         ======

Notes to Consolidated Financial Statements
(continued)

         The diluted net asset value per share calculation assumes all vested outstanding options for which the market price exceeds the exercise price have been exercised.

         In December 2004, the FASB issued a revised SFAS No. 123(R), "Share-Based Payment." It requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition it requires additional accounting and disclosure related to the cash flow effects resulting from share-based payment arrangements. It is effective at the beginning of the fiscal year that begins after June 15, 2005. We expect that the adoption effective April 1, 2006, will not have a material effect on our financial condition, results of operations and cash flows and that the effect on our net asset value will be comparable to the pro forma disclosures presented above.

4.       Summary of Per Share Information
                                                             Three Months Ended
                                                                   June 30
                                                             ------------------
                                                              2005        2004
                                                             ------      ------
Investment income                                            $  .28      $  .25
Operating expenses                                             (.09)       (.09)
Interest expense                                               (.03)       (.03)
Income taxes                                                   (.01)       (.01)
                                                             ------      ------
Net investment income                                           .15         .12
Distributions from undistributed
  net investment income                                        (.20)       (.20)
Net realized gain (loss) on investments                         .88        (.40)
Net increase (decrease) in unrealized appreciation
  of investments after deferred taxes                           .70        (.62)
                                                             ------      ------
Increase (decrease) in net asset value                         1.53       (1.10)

Net asset value:
  Beginning of period                                         78.44       75.35
                                                             ------      ------
  End of period                                              $79.97      $74.25
                                                             ======      ======

Increase (decrease) in deferred taxes on unrealized
  appreciation                                               $ 0.37      $(0.34)

Deferred taxes on unrealized appreciation:
  Beginning of period                                         30.36       27.79
                                                             ------      ------
  End of period                                              $30.73      $27.45
                                                             ======      ======

Shares outstanding at end of period
  (000s omitted)                                              3,857       3,857

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at June 30, 2005 was $308,437,746, equivalent to $79.97 per share after deducting an allowance of $30.73 per share for deferred taxes on net unrealized appreciation of investments. Assuming reinvestment of dividends, the June 30, 2005 net asset value reflects an increase of 8.0% during the past twelve months.

                                        June 30,       June 30,
                                          2005           2004
                                      ------------   ------------
               Net assets             $308,437,746   $286,393,211
               Shares outstanding        3,857,051      3,857,051
               Net assets per share         $79.97         $74.25

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

Net Investment Income

         Interest income of $141,903 in the three months ended June 30, 2005 increased from $93,282 in the year-ago period primarily because of an increase in loans to portfolio companies and an increase in interest rates. During the three months ended June 30, 2005 and 2004, we recorded dividend income from the following sources:

                                                 Three Months Ended
                                                       June 30
                                                 -------------------
                                                   2005       2004
                                                 --------   --------
            Alamo Group Inc.                     $169,278   $169,278
            Dennis Tool Company                    37,499       --
            Kimberly-Clark Corporation             34,731     30,872
            PalletOne, Inc.                        44,921       --
            The RectorSeal Corporation            240,000    240,000
            Skylawn Corporation                   150,000    150,000
            Sprint Corporation                     11,250     11,250
            TCI Holdings, Inc.                     20,318     20,318
            The Whitmore Manufacturing Company     60,000     60,000
            Other                                  14,249     20,489
                                                 --------   --------
                                                 $782,246   $702,207
                                                 ========   ========

Net Realized Gain (Loss)  on Investments


         During the three months ended June 30, 2005, we reported a realized gain before income taxes of $5,260,584 which included a gain of $5,240,972 on our sale of 800,000 shares of Cenveo, Inc.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

                                            Three Months Ended
                                                June 30
                                      ----------------------------
                                           2005            2004
                                      ------------    ------------
         Alamo Group Inc.             $ (8,463,000)   $       --
         Cenveo, Inc.                    2,489,449      (3,228,745)
         CMI Holding Company, Inc.            --        (3,000,000)
         Encore Wire Corporation              --       (10,898,000)
         Palm Harbor Homes, Inc.        11,783,000            --
         The RectorSeal Corporation      2,100,000       4,000,000

         As reflected in the above table, at June 30, 2005, the value of our investment in Alamo Group Inc. was decreased from the March 31, 2005 value by $8,463,000 due to less favorable conditions in certain markets served by Alamo and a decline in the public market price of the company's unrestricted stock.

         During the three months ended June 30, 2005, the value of our investment in Palm Harbor Homes, Inc. was increased due to an improvement in the company's earnings and a more favorable outlook for fiscal year 2006.

         During the three months ended June 30, 2004, the value of our investment in Encore Wire Corporation was decreased by $10,898,000 due to the cyclical nature of Encore's profit margins and the probable effect of lower copper prices on Encore's earnings in its second quarter ended June 30, 2004.

Portfolio Investments

         During the quarter ended June 30, 2005, we made additional investments of $2,805,201 in existing portfolio companies.

         We have agreed, subject to certain conditions, to invest up to $1,606,275 in five portfolio companies.

Financial Liquidity and Capital Resources

         At June 30, 2005, we had cash and cash equivalents of approximately $3.7 million. Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $188,727 held by Capital Southwest Venture Corporation
(CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $65.0 million. We also have an unsecured $25.0 million revolving line of credit from a commercial bank, of which $17.0 million was available at June 30, 2005. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 37 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $56.1 million of our investment portfolio is represented by unrestricted publicly-traded securities, which have an ascertainable market value and represent a source of liquidity.

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

         Our investment performance is a function of our portfolio companies' profitability, which may be affected by economic cycles, competitive forces and production costs including labor rates, raw material prices and certain commodity prices. All of these factors may have an adverse effect on the value of our investments and on our net asset value. Most of the companies in our investment portfolio do not hedge their exposure to raw material and commodity price fluctuations.

         Our investment in portfolio securities includes fixed-rate debt securities which totaled $8,293,397 at June 30, 2005, equivalent to 1.9% of the value of our total investments. Generally these debt securities are below investment grade and have relatively high fixed rates of interest, therefore; minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 4.  Controls and Procedures

         As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including the President and Chairman of the Board and Secretary-Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the President and Chairman of the Board and Secretary-Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes during the quarter covered by this report in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

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

                                    CAPITAL SOUTHWEST CORPORATION



Date:      August 5, 2005           By: /s/ William R. Thomas
       ----------------------          -----------------------------------------
                                       William R. Thomas, President and Chairman
                                       of  the Board (chief executive officer)



Date:     August 5, 2005            By: /s/ Susan K. Hodgson
       ----------------------          -----------------------------------------
                                       Susan K. Hodgson, Secretary-Treasurer
                                       (chief financial/accounting officer)