Form 10-Q/A
period 2005-06-30
CAPITAL SOUTHWEST CORP
filed 2005-08-30
CIK 17313

Amendment #1

                                   FORM 10-Q/A

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

For the transition period from .....................to  ........................

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

Yes   X    No
    -----     -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No
    ------    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       3,857,051 shares of Common Stock, $1 Par Value as of July 31, 2005

                                EXPLANATORY NOTE


         We are filing this Amendment #1 on Form 10-Q/A (this "Amendment") in response to comments received by us from the Staff of the Securities and Exchange Commission (the "Staff"). This Amendment amends and replaces in its entirety our disclosure in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended on June 30, 2005, filed on August 5, 2005 (the "Report") and Exhibits 31.1 and 31.2.

         Except to the extent expressly set forth herein, this Amendment speaks as of the original filing date of our Report and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

Item 4.   Controls and Procedures

         As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chairman of the Board and Secretary-Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the President and Chairman of the Board and Secretary-Treasurer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the President and Chairman of the Board and Secretary-Treasurer, as appropriate, to allow timely decisions regarding such required disclosure.

         During the fiscal quarter ended June 30, 2005, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits

         (a) Exhibit 31.1- Certification of President and Chairman of the Board required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.



         (b) Exhibit 31.2- Certification of Secretary-Treasurer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment #1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CAPITAL SOUTHWEST CORPORATION



Date:     August 30, 2005           By:  /s/ William R. Thomas
       ---------------------           -----------------------------------------
                                       William R. Thomas, President and Chairman
                                       of the Board (chief executive officer)



Date:     August 30, 2005           By:  /s/ Susan K. Hodgson
       ---------------------           -----------------------------------------
                                       Susan K. Hodgson, Secretary-Treasurer
                                       (chief financial/accounting officer)