Form 10-Q
period 2005-09-30
CAPITAL SOUTHWEST CORP
filed 2005-11-02
CIK 17313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No   X
    -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      3,857,051 shares of Common Stock, $1 Par Value as of October 31, 2005

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements

           Consolidated Statements of Financial Condition
                 September 30, 2005 (Unaudited) and March 31, 2005...........3

           Consolidated Statements of Operations (Unaudited)
                 For the three and six months ended September 30, 2005 and
                 September 30, 2004..........................................4

           Consolidated Statements of Changes in Net Assets
                 For the six months ended September 30, 2005 (Unaudited) and year ended March 31, 2005...................................5

           Consolidated Statements of Cash Flows (Unaudited)
                 For the three and six months ended September 30, 2005 and
                 September 30, 2004..........................................6

           Notes to Consolidated Financial Statements........................7

     ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................8

     ITEM 3.  Quantitative and Qualitative Disclosure About
                 Market Risk.................................................11

     ITEM 4.  Controls and Procedures........................................11

PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K...............................12

Signatures ..................................................................13


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                  September 30, 2005    March 31, 2005
                                                        ------------------    --------------
                                                            (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: September 30, 2005 - $23,114,866
         March 31, 2005  - $23,114,866)                    $271,943,981        $259,628,981
      Companies 5% to 25% owned
        (Cost: September 30, 2005 - $27,050,000
        March 31, 2005 - $19,050,000)                        58,614,852          44,890,852
      Companies less than 5% owned
        (Cost: September 30, 2005 - $38,281,525
        March 31, 2005 - $42,381,532)                       126,329,136         117,502,389
                                                           ------------        ------------
      Total investments
        (Cost: September 30, 2005- $88,446,391
        March 31, 2005 - $84,546,398)                       456,887,969         422,022,222
Cash and cash equivalents                                     7,479,078           5,104,935
Receivables                                                     256,193             136,401
Other assets                                                  7,193,079           7,120,043
                                                           ------------        ------------
      Totals                                               $471,816,319        $434,383,601
                                                           ============        ============

Liabilities and Shareholders' Equity

Note payable to bank                                       $  8,000,000        $  8,000,000
Note payable to portfolio company                                  --             5,000,000
Accrued interest and other liabilities                        1,643,775           1,842,587
Income taxes payable                                          2,642,433                --
Deferred income taxes                                       129,217,885         117,007,107
                                                           ------------        ------------
      Total liabilities                                     141,504,093         131,849,694
                                                           ------------        ------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,294,416 shares
        at September 30, 2005 and March 31, 2005              4,294,416           4,294,416
      Additional capital                                      7,904,997           7,904,997
      Undistributed net investment income                     4,139,050           3,669,805
      Undistributed net realized gain on investments         80,497,486          73,316,166
      Unrealized appreciation of investments -
        net of deferred income taxes                        240,509,579         220,381,825
      Treasury stock - at cost (437,365 shares)              (7,033,302)         (7,033,302)
                                                           ------------        ------------
      Net assets at market or fair value, equivalent
        to $85.64 per share at September 30, 2005 and
        $78.44 per share at March 31, 2005 on the
        3,857,051 shares outstanding                        330,312,226         302,533,907
                                                           ------------        ------------
      Totals                                               $471,816,319        $434,383,601
                                                           ============        ============


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                  Three Months Ended            Six Months Ended
                                                     September 30                  September 30
                                              --------------------------    --------------------------
                                                 2005           2004           2005           2004
                                              -----------    -----------    -----------    -----------
Investment income:
     Interest                                 $   101,763    $    94,660    $   243,666    $   187,942
     Dividends                                    783,374        727,207      1,565,620      1,429,414
     Management and directors' fees               308,720        154,750        479,470        324,000
                                              -----------    -----------    -----------    -----------
                                                1,193,857        976,617      2,288,756      1,941,356
                                              -----------    -----------    -----------    -----------
Operating expenses:
     Salaries                                     246,500        254,218        479,500        484,593
     Net pension expense (benefit)                  5,344        (59,212)       (58,373)      (127,438)
     Other operating expenses                     181,534        231,745        383,992        405,442
                                              -----------    -----------    -----------    -----------
                                                  433,378        426,751        805,119        762,597
                                              -----------    -----------    -----------    -----------
Income before interest expense and
  income taxes                                    760,479        549,866      1,483,637      1,178,759
Interest expense                                   96,323         86,483        215,082        201,869
                                              -----------    -----------    -----------    -----------
Income before income taxes                        664,156        463,383      1,268,555        976,890
Income tax expense (benefit)                       (1,800)        20,400         27,900         44,400
                                              -----------    -----------    -----------    -----------

Net investment income                         $   665,956    $   442,983    $ 1,240,655    $   932,490
                                              ===========    ===========    ===========    ===========

Proceeds from disposition of investments      $13,001,764    $   155,877    $19,886,004    $   764,394
Cost of investments sold                        7,086,217      4,083,668      8,709,873      7,085,993
                                              -----------    -----------    -----------    -----------
Realized gain (loss) on investments
   before income taxes                          5,915,547     (3,927,791)    11,176,131     (6,321,599)
Income tax expense (benefit)                    2,143,206     (1,458,018)     3,994,811     (2,295,851)
                                              -----------    -----------    -----------    -----------

Net realized gain (loss) on investments         3,772,341     (2,469,773)     7,181,320     (4,025,748)
                                              -----------    -----------    -----------    -----------

Increase (decrease) in unrealized apprecia-
  tion of investments before income taxes      26,824,183     (3,791,414)    30,965,754     (7,472,675)
Increase (decrease) in deferred income
  taxes on appreciation of investments          9,388,000     (1,244,000)    10,838,000     (2,533,000)
                                              -----------    -----------    -----------    -----------

Net increase (decrease) in unrealized
   appreciation of investments                 17,436,183     (2,547,414)    20,127,754     (4,939,675)
                                              -----------    -----------    -----------    -----------

Net realized and unrealized gain (loss)
   on investments                             $21,208,524    $(5,017,187)   $27,309,074    $(8,965,423)
                                              ===========    ===========    ===========    ===========

Increase (decrease) in net assets
   from operations                            $21,874,480    $(4,574,204)   $28,549,729    $(8,032,933)
                                              ===========    ===========    ===========    ===========




                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                 Six Months Ended       Year Ended
                                                September 30, 2005    March 31, 2005
                                                ------------------    --------------
                                                    (Unaudited)

Operations
      Net investment income                        $  1,240,655        $  2,405,948
      Net realized gain (loss) on investments         7,181,320          (6,065,814)
      Net increase in unrealized appreciation
        of investments                               20,127,754          17,884,654
                                                   ------------        ------------
      Increase in net assets from operations         28,549,729          14,224,788

Distributions from:
      Undistributed net investment income              (771,410)         (2,314,231)
                                                   ------------        ------------

      Increase in net assets                         27,778,319          11,910,557

Net assets, beginning of period                     302,533,907         290,623,350
                                                   ------------        ------------

Net assets, end of period                          $330,312,226        $302,533,907
                                                   ============        ============























                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                         Three Months Ended            Six  Months Ended
                                                            September 30                  September 30
                                                    ---------------------------    ---------------------------
                                                        2005            2004           2005            2004
                                                    ------------    -----------    ------------    -----------
Cash flows from operating activities
Increase (decrease) in net assets from
  operations                                        $ 21,874,480    $(4,574,204)   $ 28,549,729    $(8,032,933)
Adjustments to reconcile increase (decrease)
  in net assets from operations to net cash
  provided  by operating activities:
  Proceeds from disposition of investments            13,001,764        101,297      19,886,004        709,814
  Purchases of securities                            (10,179,665)      (545,078)    (12,984,866)      (947,403)
  Maturities of securities                               375,000        228,000         375,000        228,000
  Depreciation and amortization                            3,924          4,262           7,849          7,891
  Net pension expense (benefit)                            5,344        (59,212)        (58,373)      (127,438)
  Net realized and unrealized (gain) loss
     on investments                                  (21,208,524)     5,017,187     (27,309,074)     8,965,423
  (Increase) decrease in receivables                     (41,569)           282        (119,792)       (12,444)
  (Increase) decrease in other assets                     10,272         29,783          15,697         (4,546)
  Decrease in accrued interest and
     other liabilities                                      (250)       (39,276)       (159,685)      (107,522)
  Decrease in accrued pension cost                       (38,668)       (41,820)        (77,336)       (83,640)
  Deferred income taxes                                   (1,800)        20,400          20,400         44,400
                                                    ------------    -----------    ------------    -----------
Net cash provided by operating
    activities                                         3,800,308        141,621       8,145,553        639,602
                                                    ------------    -----------    ------------    -----------

Cash flows from financing activities
Decrease in note payable to bank                            --             --              --       (7,500,000)
Decrease in note payable to portfolio
  company                                                   --             --        (5,000,000)          --
Distributions from undistributed net
  investment income                                         --             --          (771,410)      (771,410)
                                                    ------------    -----------    ------------    -----------
Net cash used in financing activities                       --             --        (5,771,410)    (8,271,410)
                                                    ------------    -----------    ------------    -----------

Net increase (decrease) in cash and cash
  equivalents                                          3,800,308        141,621       2,374,143     (7,631,808)
Cash and cash equivalents at beginning
  of period                                            3,678,770      2,377,367       5,104,935     10,150,796
                                                    ------------    -----------    ------------    -----------
Cash and cash equivalents at end of period          $  7,479,078    $ 2,518,988    $  7,479,078    $ 2,518,988
                                                    ============    ===========    ============    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                               $96,179        $86,386        $214,860       $202,200
  Income taxes                                           $  --          $  --          $  7,500       $   --




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

                                           September 30,   September 30,
                                               2005            2004
                                           ------------    ------------

Net asset value, as reported               $330,312,226   $281,819,007
Deduct: Total fair value computed
   stock-based compensation                      75,468         80,382
                                           ------------   ------------
Pro forma net asset value                  $330,236,758   $281,738,625
                                           ============   ============

Net asset value per share:
   Basic - as reported                           $85.64         $73.07
                                                 ======         ======
   Basic - pro forma                             $85.62         $73.05
                                                 ======         ======

   Diluted - as reported                         $85.53         $73.04
                                                 ======         ======
   Diluted - pro forma                           $85.51         $73.02
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

4.       Summary of Per Share Information

                                                     Three Months Ended     Six Months Ended
                                                        September 30          September 30
                                                     ------------------    ------------------
                                                      2005        2004      2005        2004
                                                     ------      ------    ------      ------
Investment income                                    $  .31      $  .25    $  .59      $ .50
Operating expenses                                     (.12)       (.11)     (.21)      (.20)
Interest expense                                       (.02)       (.02)     (.05)      (.05)
Income taxes                                           --          --        (.01)      (.01)
                                                     ------      ------    ------      ------
Net investment income                                   .17         .12       .32         .24
Distributions from undistributed
  net investment income                                --          --        (.20)       (.20)
Net realized gain (loss) on investments                 .98        (.64)     1.86       (1.04)
Net increase (decrease) in unrealized appreciation
  of investments after deferred taxes                  4.52        (.66)     5.22       (1.28)
                                                     ------      ------    ------      ------
Increase (decrease) in net asset value                 5.67       (1.18)     7.20       (2.28)

Net asset value:
      Beginning of period                             79.97       74.25     78.44       75.35
                                                     ------      ------    ------      ------
      End of period                                  $85.64      $73.07    $85.64      $73.07
                                                     ======      ======    ======      ======

Increase (decrease) in deferred taxes on
  unrealized appreciation                            $ 2.44      $ (.32)   $ 2.81      $ (.66)

Deferred taxes on unrealized appreciation:
     Beginning of period                              30.73       27.45     30.36       27.79
                                                     ------      ------    ------      ------
     End of period                                   $33.17      $27.13    $33.17      $27.13
                                                     ======      ======    ======      ======

Shares outstanding at end of period
  (000s omitted)                                      3,857       3,857     3,857       3,857


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at September 30, 2005 was $330,312,226 equivalent to $85.64 per share after deducting an allowance of $33.17 per share for deferred taxes on net unrealized appreciation of investments. Assuming reinvestment of dividends, the September 30, 2005 net asset value reflects an increase of 18.1% during the past twelve months.

                                       September 30,  September 30,
                                           2005           2004
                                       ------------   ------------
                Net assets             $330,312,226   $281,819,007
                Shares outstanding        3,857,051      3,857,051
                Net assets per share         $85.64         $73.07

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

Net Investment Income

         Interest income of $243,666 in the six months ended September 30, 2005 increased from $187,942 in the year-ago period primarily because of an increase in interest rates. During the six months ended September 30, 2005 and 2004, we recorded dividend income from the following sources:

                                                      Six Months Ended
                                                        September 30
                                                     2005         2004
                                                  ----------   ----------
        Alamo Group Inc.                          $  338,556   $  338,556
        Dennis Tool Company                           49,999       25,000
        Kimberly-Clark Corporation                    69,462       61,744
        Lifemark Group (formerly Skylawn Corp.)      300,000      300,000
        PalletOne, Inc.                               89,842         --
        The RectorSeal Corporation                   480,000      480,000
        Sprint Nextel Corporation                     13,500       22,500
        TCI Holdings, Inc.                            40,635       40,635
        The Whitmore Manufacturing Company           120,000      120,000
        Other                                         63,626       40,979
                                                  ----------   ----------
                                                  $1,565,620   $1,429,414
                                                  ==========   ==========

Net Realized Gain (Loss)  on Investments

         During the six months ended September 30, 2005, we reported a realized gain before income taxes of $11,176,131 which included a gain of $6,846,510, on our sale of 1,000,000 shares of Cenveo, Inc., a gain of $8,708,891 on our sale of Texas Shredder, Inc. and a loss of $6,000,000 on our investment in Organized Living, Inc.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

                                Three Months Ended            Six Months Ended
                                   September 30                 September 30
                             ------------------------    ---------------------------
                                2005          2004           2005           2004
                             ----------   -----------    -----------    ------------
Alamo Group Inc              $2,821,000   $ 5,643,000    $(5,642,000)   $  5,643,000
Cenveo, Inc.                  3,081,412     1,195,055      5,570,861      (2,033,690)
Encore Wire Corporation       8,174,000    (8,173,000)     8,174,000     (19,071,000)
Heeling, Inc.                 6,600,000          --        7,750,000            --
Hologic, Inc.                 2,847,690      (620,163)     4,095,928        (170,861)
Media Recovery, Inc.          7,744,000          --        7,744,000            --
Palm Harbor Homes, Inc.       3,927,000    (7,855,000)    15,710,000      (7,855,000)
The RectorSeal Corporation         --            --        2,100,000       4,000,000


         As reflected in the above table, at September 30, 2005, the value of our investment in Encore Wire Corporation was increased from the March 31, 2005 value by $8,174,000 due to an expected increase in the company's earnings during the last half of calendar year 2005.

         During the six months ended September 30, 2005, the value of our investment in Palm Harbor Homes, Inc. was increased from the March 31, 2005 value by $15,710,000 due to an improvement in the company's earnings and a more favorable outlook for the remainder of the company's fiscal year ending March 31, 2006.

Portfolio Investments

         During the quarter ended September 30, 2005, we invested $9,559,000 in two new portfolio companies and made additional investments of $620,665 in existing portfolio companies.

         We have agreed, subject to certain conditions, to invest up to $986,900 in two portfolio companies.

Financial Liquidity and Capital Resources

         At September 30, 2005, we had cash and cash equivalents of approximately $7.5 million. Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $716,791 held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $65.0 million. We also have an unsecured $25.0 million revolving line of credit from a commercial bank, of which $17.0 million was available at September 30, 2005. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 37 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $56.3 million of our investment portfolio is represented by unrestricted publicly-traded securities, which have an ascertainable market value and represent a source of liquidity.

         Funds to be used by us for operating or investment purposes may be transferred in the form of dividends, management fees or loans from Lifemark Group (formerly Skylawn Corporation), The RectorSeal Corporation and The Whitmore Manufacturing Company, wholly-owned portfolio companies, to the extent of their available cash reserves and borrowing capacities.

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

         Our investment in portfolio securities includes fixed-rate debt securities which totaled $8,418,397 at September 30, 2005, equivalent to 1.8% of the value of our total investments. Generally these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

         A portion of our investment portfolio consists of debt and equity securities of private companies. We anticipate little or no effect on the values of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of our investment portfolio also consists of restricted common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuers of such restricted securities and the market valuations of comparable publicly-owned companies. A portion of our investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments, which are valued at the public market price, are directly exposed to equity price risks, in that a change in an issuer's public market equity price would result in an identical change in the fair value of our investment in such security.

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

         During the fiscal quarter ended September 30, 2005, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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



Date:      November 2, 2005         By: /s/ William R. Thomas
       -----------------------         -----------------------------------------
                                       William R. Thomas, President and Chairman
                                       of  the Board (chief executive officer)



Date:      November 2, 2005         By: /s/ Susan K. Hodgson
       -----------------------         -----------------------------------------
                                       Susan K. Hodgson, Secretary-Treasurer
                                       (chief financial/accounting officer)