Form 10-Q
period 2005-12-31
CAPITAL SOUTHWEST CORP
filed 2006-02-03
CIK 17313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

      3,857,051 shares of Common Stock, $1 Par Value as of January 31, 2006

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

      ITEM 1.  Consolidated Financial Statements

            Consolidated Statements of Financial Condition
                 December 31, 2005 (Unaudited) and March 31, 2005............3

            Consolidated Statements of Operations (Unaudited)
                 For the three and nine months ended December 31, 2005 and
                 December 31, 2004...........................................4

            Consolidated Statements of Changes in Net Assets
                 For the nine months ended December 31, 2005 (Unaudited)
                 and year ended March 31, 2005...............................5

            Consolidated Statements of Cash Flows (Unaudited)
                 For the three and nine months ended December 31, 2005 and
                 December 31, 2004...........................................6

            Notes to Consolidated Financial Statements.......................7

      ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................8

      ITEM 3.  Quantitative and Qualitative Disclosure About
               Market Risk..................................................11

      ITEM 4.  Controls and Procedures......................................11

PART II.  OTHER INFORMATION

      ITEM 6.  Exhibits and Reports on Form 8-K.............................12

Signatures..................................................................13


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                               December 31, 2005    March 31, 2005
                                                     -----------------    --------------
                                                        (Unaudited)
Investments at market or fair value
    Companies more than 25% owned
      (Cost: December 31, 2005 - $23,114,866
       March 31, 2005 - $23,114,866)                    $268,626,983       $259,628,981
    Companies 5% to 25% owned
      (Cost: December 31, 2005 - $27,550,000
      March 31, 2005 - $19,050,000)                       76,797,852         44,890,852
    Companies less than 5% owned
      (Cost: December 31, 2005 - $37,516,426
      March 31, 2005 - $42,381,532)                      126,207,469        117,502,389
                                                        ------------       ------------
    Total investments
      (Cost: December 31, 2005 - $88,181,292
      March 31, 2005 - $84,546,398)                      471,632,304        422,022,222
Cash and cash equivalents                                 13,518,641          5,104,935
Receivables                                                  111,953            136,401
Other assets                                               7,232,049          7,120,043
                                                        ------------       ------------
      Totals                                            $492,494,947       $434,383,601
                                                        ============       ============

Liabilities and Shareholders' Equity

Note payable to bank                                    $  8,000,000       $  8,000,000
Note payable to portfolio company                               --            5,000,000
Accrued interest and other liabilities                     1,635,739          1,842,587
Income taxes payable                                       4,827,661               --
Deferred income taxes                                    134,482,085        117,007,107
                                                        ------------       ------------
      Total liabilities                                  148,945,485        131,849,694
                                                        ------------       ------------

Shareholders' equity
    Common stock, $1 par value: authorized,
      5,000,000 shares; issued, 4,294,416 shares
      at December 31, 2005 and March 31, 2005              4,294,416          4,294,416
    Additional capital                                     7,904,997          7,904,997
    Undistributed net investment income                    3,489,281          3,669,805
    Undistributed net realized gain on investments        84,629,057         73,316,166
    Unrealized appreciation of investments -
      net of deferred income taxes                       250,265,013        220,381,825
    Treasury stock - at cost (437,365 shares)             (7,033,302)        (7,033,302)
                                                        ------------       ------------
    Net assets at market or fair value, equivalent
      to $89.07 per share at December 31, 2005,
      and $78.44 per share at March 31, 2005
      on the 3,857,051 shares outstanding                343,549,462        302,533,907
                                                        ------------       ------------
Totals                                                  $492,494,947       $434,383,601
                                                        ============       ============


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                               Three Months Ended            Nine Months Ended
                                                   December 31                  December 31
                                           --------------------------    ---------------------------
                                              2005           2004           2005            2004
                                           -----------    -----------    -----------    ------------
Investment income:
     Interest                              $    99,140    $   148,276    $   342,806    $    336,218
     Dividends                               1,174,743      1,597,466      2,740,363       3,026,880
     Management and directors' fees            178,950        155,250        658,420         479,250
                                           -----------    -----------    -----------    ------------
                                             1,452,833      1,900,992      3,741,589       3,842,348
                                           -----------    -----------    -----------    ------------

Operating expenses:
     Salaries                                  287,584        298,917        767,084         783,510
     Net pension benefit                       (29,187)       (63,717)       (87,560)       (191,155)
     Other operating expenses                  185,619        176,949        569,611         582,391
                                           -----------    -----------    -----------    ------------
                                               444,016        412,149      1,249,135       1,174,746
                                           -----------    -----------    -----------    ------------

Income before interest expense and
     income taxes                            1,008,817      1,488,843      2,492,454       2,667,602
Interest expense                               105,565        100,857        320,647         302,726
                                           -----------    -----------    -----------    ------------
Income before income taxes                     903,252      1,387,986      2,171,807       2,364,876
Income tax expense                              10,200         22,200         38,100          66,600
                                           -----------    -----------    -----------    ------------

Net investment income                      $   893,052    $ 1,365,786    $ 2,133,707    $  2,298,276
                                           ===========    ===========    ===========    ============

Proceeds from disposition of investments   $ 7,791,129    $   664,307    $27,677,133    $  1,428,701
Cost of investments sold                     1,474,330      6,580,338     10,184,203      13,666,331
                                           -----------    -----------    -----------    ------------
Realized gain (loss) on investments
   before income taxes                       6,316,799     (5,916,031)    17,492,930     (12,237,630)
Income tax expense (benefit)                 2,185,228     (2,494,319)     6,180,039      (4,790,170)
                                           -----------    -----------    -----------    ------------

Net realized gain (loss) on investments      4,131,571     (3,421,712)    11,312,891      (7,447,460)
                                           -----------    -----------    -----------    ------------

Increase in unrealized appreciation
  of investments before income taxes        15,009,434     23,672,237     45,975,188      16,199,562
Increase in deferred income taxes
  on appreciation of investments             5,254,000      8,647,000     16,092,000       6,114,000
                                           -----------    -----------    -----------    ------------

Net increase in unrealized
   appreciation of investments               9,755,434     15,025,237     29,883,188      10,085,562
                                           -----------    -----------    -----------    ------------

Net realized and unrealized gain
   on investments                          $13,887,005    $11,603,525    $41,196,079    $  2,638,102
                                           ===========    ===========    ===========    ============

Increase in net assets from operations     $14,780,057    $12,969,311    $43,329,786    $  4,936,378
                                           ===========    ===========    ===========    ============




                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                Nine Months Ended      Year Ended
                                                December 31, 2005    March 31, 2005
                                                -----------------    --------------
                                                   (Unaudited)
Operations
      Net investment income                       $  2,133,707        $  2,405,948
      Net realized gain (loss) on investments       11,312,891          (6,065,814)
      Net increase in unrealized appreciation
        of investments                              29,883,188          17,884,654
                                                  ------------        ------------
      Increase in net assets from operations        43,329,786          14,224,788

Distributions from:
      Undistributed net investment income           (2,314,231)         (2,314,231)
                                                  ------------        ------------

      Increase in net assets                        41,015,555          11,910,557

Net assets, beginning of period                    302,533,907         290,623,350
                                                  ------------        ------------

Net assets, end of period                         $343,549,462        $302,533,907
                                                  ============        ============
























                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                         Three Months Ended             Nine Months Ended
                                                             December 31                    December 31
                                                    ----------------------------    ---------------------------
                                                        2005            2004            2005           2004
                                                    ------------    ------------    ------------    -----------
Cash flows from operating activities
Increase in net assets from operations              $ 14,780,057    $ 12,969,311    $ 43,329,786    $ 4,936,378
Adjustments to reconcile increase in net
  assets from operations to net cash
  provided by (used in) operating activities:
  Proceeds from disposition of investments             7,791,129         664,307      27,677,133      1,374,121
  Purchases of securities                             (1,209,231)       (814,537)    (14,194,097)    (1,761,940)
  Maturities of securities                                  --           166,269         375,000        394,269
  Depreciation and amortization                            3,968           4,183          11,817         12,074
  Net pension benefit                                    (29,187)        (63,717)        (87,560)      (191,155)
  Net realized and unrealized gain
     on investments                                  (13,887,005)    (11,603,525)    (41,196,079)    (2,638,102)
  (Increase) decrease in receivables                     144,240         (56,542)         24,448        (68,986)
  (Increase) decrease in other assets                      5,353           1,496          21,050         (3,050)
  Increase (decrease) in accrued interest
     and other liabilities                                11,529          15,622        (148,156)       (91,900)
  Decrease in accrued pension cost                       (38,669)        (41,821)       (116,005)      (125,461)
  Deferred income taxes                                   10,200          22,200          30,600         66,600
                                                    ------------    ------------    ------------    -----------
Net cash provided by operating activities              7,582,384       1,263,246      15,727,937      1,902,848
                                                    ------------    ------------    ------------    -----------


Cash flows from financing activities
Decrease in note payable to bank                            --              --              --       (7,500,000)
Decrease in note payable to portfolio
  company                                                   --              --        (5,000,000)          --
Distributions from undistributed net
  investment income                                   (1,542,821)     (1,542,821)     (2,314,231)    (2,314,231)
                                                    ------------    ------------    ------------    -----------
Net cash used in financing activities                 (1,542,821)     (1,542,821)     (7,314,231)    (9,814,231)
                                                    ------------    ------------    ------------    -----------

Net increase (decrease) in cash and cash
  equivalents                                          6,039,563        (279,575)      8,413,706     (7,911,383)
Cash and cash equivalents at beginning
  of period                                            7,479,078       2,518,988       5,104,935     10,150,796
                                                    ------------    ------------    ------------    -----------
Cash and cash equivalents at end of period          $ 13,518,641    $  2,239,413    $ 13,518,641    $ 2,239,413
                                                    ============    ============    ============    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                              $104,287        $100,764        $319,147        $302,964
  Income taxes                                          $   --          $   --          $  7,500        $   --




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

3.       Stock-Based Compensation

         Effective April 1, 2003, we adopted the fair value method of recording compensation expense related to all stock options granted after March 31, 2003, in accordance with FASB Statement Nos. 123 and 148. Accordingly, the fair value of stock options as determined on the date of grant using the Black-Scholes pricing model will be expensed over the vesting period of the related stock options. On July 19, 2004, 7,500 stock options were granted to a new investment associate who resigned on December 31, 2004 with no options vested.

         The following table illustrates the effect on net asset value and net asset value per share if we had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation for options granted prior to the implementation of FASB Statement No. 123.

                                     December 31    December 31
                                        2005           2004
                                    ------------   ------------

Net asset value, as reported        $343,549,462   $293,245,497
Deduct: Total fair value computed
  stock-based compensation               113,202        120,573
                                    ------------   ------------
Pro forma net asset value           $343,436,260   $293,124,924
                                    ============   ============
Net asset value per share:
  Basic - as reported                     $89.07         $76.03
                                          ======         ======
  Basic - pro forma                       $89.04         $76.00
                                          ======         ======

  Diluted - as reported                   $88.90         $76.00
                                          ======         ======
  Diluted - pro forma                     $88.87         $75.96
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

4.       Summary of Per Share Information

                                             Three Months Ended    Nine Months Ended
                                                 December 31          December 31
                                             ------------------    -----------------
                                              2005        2004      2005       2004
                                             ------      ------    ------     ------
Investment income                            $  .38      $  .49    $  .97     $  .99
Operating expenses                             (.12)       (.10)     (.33)      (.30)
Interest expense                               (.03)       (.03)     (.08)      (.08)
Income taxes                                   --          (.01)     (.01)      (.02)
                                             ------      ------    ------     ------
Net investment income                           .23         .35       .55        .59
Distributions from undistributed
  net investment income                        (.40)       (.40)     (.60)      (.60)
Net realized gain (loss) on investments        1.07        (.89)     2.93      (1.93)
Net increase in unrealized appreciation
  of investments after deferred taxes          2.53        3.90      7.75       2.62
                                             ------      ------    ------     ------
Increase in net asset value                    3.43        2.96     10.63        .68

Net asset value:
      Beginning of period                     85.64       73.07     78.44      75.35
                                             ------      ------    ------     ------
      End of period                          $89.07      $76.03    $89.07     $76.03
                                             ======      ======    ======     ======

Increase in deferred taxes on
  unrealized appreciation                    $ 1.36      $ 2.24    $ 4.17     $ 1.58

Deferred taxes on unrealized appreciation:
     Beginning of period                      33.17       27.13     30.36      27.79
                                             ------      ------    ------     ------
     End of period                           $34.53      $29.37    $34.53     $29.37
                                             ======      ======    ======     ======

Shares outstanding at end of period
  (000s omitted)                              3,857       3,857     3,857      3,857

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at December 31, 2005 was $343,549,462, equivalent to $89.07 per share after deducting an allowance of $34.53 per share for deferred taxes on net unrealized appreciation of investments. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the December 31, 2005 net asset value reflects increases of 5.9% during the preceding three months and 19.6% during the past twelve months.

                                      December 31,   December 31,
                                          2005           2004
                                      ------------   ------------
               Net assets             $343,549,462   $293,245,497
               Shares outstanding        3,857,051      3,857,051
               Net assets per share         $89.07         $76.03

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

Net Investment Income

         During the nine months ended December 31, 2005 and 2004, we recorded dividend income from the following sources:

                                                     Nine Months Ended
                                                        December 31
                                                  -----------------------
                                                     2005         2004
                                                  ----------   ----------
        Alamo Group Inc.                          $  507,834   $  507,834
        Balco, Inc.                                  252,960      252,960
        Dennis Tool Company                           49,999       25,000
        Kimberly-Clark Corporation                   104,193       92,616
        Lifemark Group (formerly Skylawn Corp.)      450,000      450,000
        PalletOne, Inc.                              134,764       35,937
        The RectorSeal Corporation                   866,893      720,000
        TCI Holdings, Inc                             60,953       60,953
        The Whitmore Manufacturing Company           180,000      786,273
        Other                                        132,767       95,307
                                                  ----------   ----------
                                                  $2,740,363   $3,026,880
                                                  ==========   ==========

Net Realized Gain (Loss) on Investments

         During the nine months ended December 31, 2005, we reported a realized gain before income taxes of $17,492,930 which included a gain of $10,957,101 on our sale of 1,396,588 shares of Cenveo, Inc., a gain of $8,708,891 on our sale of Texas Shredder, Inc. and a loss of $6,000,000 on our investment in Organized Living, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

Net Increase in Unrealized Appreciation of Investments

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred income taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                              Three Months Ended              Nine Months Ended
                                  December 31                   December 31
                          --------------------------    ---------------------------
                              2005           2004           2005            2004
                          -----------    -----------    -----------    ------------
Alamo Group Inc.          $(2,821,000)   $14,106,000    $(8,463,000)   $ 19,749,000
All Components, Inc.       (5,000,000)          --       (7,000,000)           --
Cenveo, Inc.                1,953,000       (838,635)     7,523,861      (2,872,325)
Encore Wire Corporation    20,433,000           --       28,607,000     (19,071,000)
Heeling, Inc.               4,250,000           --       12,000,000            --
Hologic, Inc.               2,846,108      1,294,117      6,942,036       1,123,256
Media Recovery, Inc.             --        3,000,000      7,744,000       3,000,000
Palm Harbor Homes, Inc.          --       (7,855,000)    15,710,000     (15,710,000)

         During the nine months ended December 31, 2005, unrealized appreciation of investments before deferred taxes increased by $45,975,188 after realizing net gains of $17,492,930 before income taxes.

         As revealed in the above table, major increases in the values of two investments contributed significantly to the increase in our net asset value during the nine months ended December 31, 2005. By far the largest change during the nine months was a $28,607,000 increase in the value of our investment in Encore Wire Corporation, whose earnings soared during the fourth quarter of 2005 as copper prices reached new highs and profit margins escalated. Palm Harbor Homes, Inc. achieved a $15,710,000 increase in value during the nine months as its growth mirrored the improved markets for manufactured and modular housing. Partially offsetting these increases was an $8,463,000 decline in the value of our investment in Alamo Group Inc. as its 2005 earnings were penalized by the planned closing of its Holton, Kansas plant and by a sizable inventory reduction.

Portfolio Investments

         During the quarter ended December 31, 2005, we made additional investments of $1,209,231 in existing portfolio companies.

         We have agreed, subject to certain conditions, to invest up to $1,736,900 in three portfolio companies.

Financial Liquidity and Capital Resources

         At December 31, 2005, we had cash and cash equivalents of approximately $13.5 million. Pursuant to Small Business Administration ("SBA") regulations, cash and cash equivalents of $446,523 held by Capital Southwest Venture Corporation ("CSVC") may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $71.9 million. We also have an unsecured $25.0 million revolving line of credit from a commercial bank, of which $17.0 million was available at December 31, 2005. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 37 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $58.0 million of our investment portfolio is represented by unrestricted publicly-traded securities and represent a source of liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)


         Funds to be used by us for operating or investment purposes may be transferred in the form of dividends, management fees or loans from Lifemark Group, The RectorSeal Corporation and The Whitmore Manufacturing Company, wholly-owned portfolio companies, to the extent of their available cash reserves and borrowing capacities.

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

         Our investment performance is a function of our portfolio companies' profitability, which may be affected by economic cycles, competitive forces, foreign currency fluctuations and production costs including labor rates, raw material prices and certain commodity prices. Most of the companies in our investment portfolio do not hedge their exposure to raw material and commodity price fluctuations. However, the portfolio company with the greatest exposure to foreign currency fluctuations generally hedges their exposure. All of these factors may have an adverse effect on the value of our investments and on our net asset value.

         Our investment in portfolio securities includes fixed rate debt securities which totaled $9,626,447 at December 31, 2005, equivalent to 2.0% of the value of our total investments. Generally these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 4.  Controls and Procedures

         As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chairman of the Board and Secretary-Treasurer, of

Item 4.  Controls and Procedures
         (continued)

the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the President and Chairman of the Board and Secretary-Treasurer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the President and Chairman of the Board and Secretary-Treasurer, as appropriate, to allow timely decisions regarding such required disclosure.

         During the fiscal quarter ended December 31, 2005, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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



Date:   February 3, 2006            By: /s/ William R. Thomas
     ----------------------            -----------------------------------------
                                       William R. Thomas, President and Chairman
                                       of  the Board (chief executive officer)



Date:   February 3, 2006             By /s/ Susan K. Hodgson
     ----------------------            -----------------------------------------
                                       Susan K. Hodgson, Secretary-Treasurer
                                       (chief financial/accounting officer)