Form 10-K
period 2006-03-31
CAPITAL SOUTHWEST CORP
filed 2006-05-26
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

       Registrant's telephone number, including area code: (972) 233-8242

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $1.00 par value

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. Yes    No X
                                              ---   ---

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Sectin 13 or Section 15(d) of the Act. Yes    No X
                                                      ---   ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large accelerated filer      Accelerated filer X    Non-accelerated filer
                       ---                    ---                        --

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes    No X
                           ---   ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2005 was $166,318,187, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of May 15, 2006 was 3,860,251.


         Documents Incorzporated by Reference                   Part of Form 10-K
         ------------------------------------                   -----------------
(1)  Annual Report to Shareholders for the Year Ended          Parts I and II; and
                  March 31, 2006                           Part IV, Item 15(a)(1) and (2)

(2)  Proxy Statement for Annual Meeting of Shareholders              Part III
                to be held July 17, 2006

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
     Item 1.    Business......................................................1
     Item 1A.   Risk Factors..................................................1
     Item 1B.   Unresolved Staff Comments.....................................4
     Item 2.    Properties....................................................4
     Item 3.    Legal Proceedings.............................................4
     Item 4.    Submission of Matters to a Vote of Security Holders...........4

PART II
     Item 5.    Market for Registrant's Common Equity, Related Stockholder
                   Matters and Issuer Purchases of Equity Securities..........4
     Item 6.    Selected Financial Data.......................................4
     Item 7.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................4
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....4
     Item 8.    Financial Statements and Supplementary Data...................5
     Item 9.    Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure...................................6
     Item 9A.   Controls and Procedures.......................................6
     Item 9B.   Other Information.............................................6

PART III
     Item 10.   Directors and Executive Officers of the Registrant............6
     Item 11.   Executive Compensation........................................7
     Item 12.   Security Ownership of Certain Beneficial Owners and
                   Management  and Related Stockholder Matters................7
     Item 13.   Certain Relationships and Related Transactions................8
     Item 14.   Principal Accountant Fees and Services........................8

PART IV
     Item 15.   Exhibits and Financial Statement Schedules....................8

Signatures ...................................................................9

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

         The twelve largest investments we own had a combined cost of $36,296,096 and a value of $494,505,176, representing 89.8% of the value of our consolidated investment portfolio at March 31, 2006. For a narrative description of the twelve largest investments, see "Twelve Largest Investments - March 31, 2006" on pages 9 through 11 of our Annual Report to Shareholders for the Year Ended March 31, 2006 (our "2006 Annual Report") which is herein incorporated by reference. Certain of the information presented on the twelve largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' audited financial statements.

         We compete for attractive investment opportunities with venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.

         The number of persons employed by us at March 31, 2006 was seven.

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

Item 1A.      Risk Factors

         You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K, including our consolidated financial statements and the related notes thereto before making a decision to purchase our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

There is uncertainty regarding the value of our investments in restricted securities.

         Our net asset value is based on the values assigned to the various investments in our portfolio, determined in good faith by our board of directors. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, our fair value determinations may differ materially from the values which would be applicable to unrestricted securities having a public market.

The lack of liquidity of our restricted securities may adversely affect our business.

         Our portfolio contains many securities which are subject to restrictions on sale because they were acquired from issuers in "private placement" transactions or because we are deemed to be an affiliate of the issuer. Unless an exemption from the registration requirements of the Securities Act of 1933 is available, we will not be able to sell these securities publicly without the expense and time required to register the securities under applicable federal and state securities laws. In addition, contractual or practical limitations may restrict our ability to liquidate our securities in portfolio companies, because we may own a relatively large percentage of the issuer's outstanding securities. Sales may also be limited by unfavorable market conditions. The illiquidity of our investments may preclude or delay the disposition of such securities, which may make it difficult for us to obtain cash equal to the value at which we record our investments.

There is limited publicly available information regarding the companies in which we invest.

         Many of the securities in our portfolio are issued by privately held companies. There is generally little or no publicly available information about such companies, and we must rely on the diligence of our management to obtain the information necessary for our decision to invest. There can be no assurance that such diligence efforts will uncover all material information necessary to make fully informed investment decisions.

Certain of our portfolio companies are highly leveraged.

         Many of our portfolio companies have incurred substantial indebtedness in relation to their overall capital base. Such indebtedness often has a term that will require the balance of the loan to be refinanced when it matures. If portfolio companies cannot generate adequate cash flow to meet the principal and interest payments on their indebtedness, the value of our investments could be reduced or eliminated through foreclosure on the portfolio company's assets or by the portfolio company's reorganization or bankruptcy.

Fluctuations may occur in our quarterly results.

         Our quarterly operating results may fluctuate materially due to a number of factors including, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our portfolio companies' markets, the ability to find and close suitable investments, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We may not continue to qualify for pass-through tax treatment.

         We may not qualify for conduit tax treatment as a Regulated Investment Company ("RIC") if we are unable to comply with the requirements of Subchapter M of the Internal Revenue Code. If we fail to satisfy such requirements and cease to qualify for conduit tax treatment, we will be subject to federal taxes on our net investment income. The loss of this pass-through tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

         Historically, we have distributed net investment income semi-annually. Our current intention is to continue these distributions of ordinary income to our stockholders. Also, historically, we have retained net realized capital gains, paid the resulting tax at the corporate level and retained the after-tax gains to supplement our equity capital and support continuing additions to our portfolio. Our shareholders then report such capital gains on their tax returns, receive credit for the tax we paid and are deemed to have reinvested the amount of the retained after-tax gain. We cannot assure you that we will achieve investment results or maintain a RIC tax status that will allow any specified level of cash distributions or our shareholders' current tax treatment of realized and retained capital gains.

Our financial condition and results of operations will depend on our ability to effectively manage any future growth.

         Sustaining growth depends on our ability to identify, evaluate, finance, and invest in companies that meet our investment criteria. Accomplishing such results on a cost-effective basis is a function of our marketing capabilities and skillful management of the investment process. Failure to achieve future growth could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent upon management for our future success.

         Selection, structuring and closing our investments depends upon the diligence and skill of our management, which is responsible for identifying, evaluating, negotiating, monitoring and disposing of our investments. Our management's capabilities may significantly impact our results of operations. If we lose any member of our management team and he/she cannot be promptly replaced with an equally capable team member, our results of operations could be significantly impacted.

We operate in a highly competitive market for investment opportunities.

         We compete with a number of private equity funds, other investment entities and individuals for investment opportunities. Some of these competitors are substantially larger and have greater financial resources, and some are subject to different and frequently less stringent regulation. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our objectives.

Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business.

         We and our portfolio companies are subject to regulation by laws at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any changes in these laws and regulations or failure to comply with them could have a material adverse effect on our business. Certain of these laws and regulations pertain specifically to business development companies such as ours.

Failure to deploy new capital may reduce our return on equity.

         If we fail to invest our capital effectively, our return on equity may be decreased, which could reduce the price of the shares of our common stock.

Investment in shares of our common stock should not be considered a complete investment program.

         Our stock is intended for investors seeking long-term capital appreciation. Our investments in portfolio securities generally require many years to reach maturity, and such investments generally are illiquid. An investment in our shares should not be considered a complete investment program. Each prospective purchaser should take into account his or her investment objectives as well as his or her other investments when considering the purchase of our shares.

Our common stock often trades at a discount from net asset value.

         Our common stock is listed on The Nasdaq Stock Market ("NASDAQ"). Stockholders desiring liquidity may sell their shares on NASDAQ at current market value, which has often been below net asset value. Shares of closed-end investment companies frequently trade at discounts from net asset value, which is a risk separate and distinct from the risk that a fund's performance will cause its net asset value to decrease.

The market price of our common stock may fluctuate significantly.

         The market price and marketability of shares of our common stock may from time to time be significantly affected by numerous factors, including our investment results, market conditions, and other influences and events over which we have no control and that may not be directly related to us.

Item 1B.      Unresolved Staff Comments

         We have no unresolved staff comments to report pursuant to Item 1B.

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

Item 4.       Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Information set forth under the captions "Shareholder Information - Shareholders, Market Prices and Dividends" on page 38 of our 2006 Annual Report is herein incorporated by reference.

Item 6.       Selected Financial Data

         "Selected Consolidated Financial Data" on page 37 of our 2006 Annual Report is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 34 through 36 of our 2006 Annual Report are herein incorporated by reference.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

         We  are  subject  to  financial  market  risks,  including  changes  in
marketable  equity  security  prices.   We  do  not  use  derivative   financial
instruments to mitigate any of these risks.

         Our investment performance is a function of our portfolio companies' profitability, which may be affected by economic cycles, competitive forces, foreign currency fluctuations and production costs including labor rates, raw material prices and certain basic commodity prices. Most of the companies in our investment portfolio do not hedge their exposure to raw material and commodity price fluctuations. However, the portfolio company with the greatest exposure to foreign currency fluctuations generally hedges its exposure. All of these factors may have an adverse effect on the value of our investments and on our net asset value.

         Our  investment  in  portfolio   securities  includes  fixed-rate  debt
securities  which totaled  $10,335,871 at March 31, 2006,  equivalent to 1.9% of the value of our total investments.  Generally,  these debt securities are below investment  grade and have relatively  high fixed rates of interest,  therefore;
minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt  securities  in our  portfolio  and no effect on interest  income.  Our  investments  in debt  securities  are generally  held to maturity and their fair values are  determined  on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 8.       Financial Statements and Supplementary Data

         Pages 12 through 33 of our 2006 Annual Report are herein incorporated by reference. See also Item 15 of this Form 10-K - "Exhibits and Financial
Statement Schedules".

         Selected Quarterly Financial Data (Unaudited)
         ---------------------------------

         The   following   presents  a  summary  of  the   unaudited   quarterly
consolidated financial information for the years ended March 31, 2006 and 2005.

                                              First     Second      Third     Fourth
                                             Quarter    Quarter    Quarter    Quarter    Total
                                             -------    -------    -------    -------   -------
                                                  (In thousands, except per share amounts)

2006
----
    Net investment income                    $   574    $   666    $   893    $   256   $ 2,389
    Net realized gain on investments           3,409      3,772      4,132      1,803    13,116
    Net increase in unrealized
        appreciation of investments            2,692     17,436      9,755     46,521    80,685
    Net increase in net assets
       from operations                         6,675     21,874     14,780     48,580    96,190
    Net increase in net assets
       from operations per share                1.73       5.67       3.83      12.58     24.92
2005
----
    Net investment income                    $   489    $   443    $ 1,366    $   108   $ 2,406
    Net realized gain (loss) on investments   (1,556)    (2,470)    (3,422)     1,382    (6,066)
    Net increase (decrease) in unrealized
       appreciation of investments            (2,392)    (2,547)    15,025      7,799    17,885
    Net increase (decrease) in net assets
       from operations                        (3,459)    (4,574)    12,969      9,289    14,225
    Net increase (decrease) in net assets
       from operations per share               (0.90)     (1.18)      3.36       2.41      3.69

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.      Controls and Procedures

         As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the President and Chairman of the Board and Secretary-Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the President and Chairman of the Board and Secretary-Treasurer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the President and Chairman of the Board and Secretary-Treasurer, as appropriate, to allow timely decisions regarding such required disclosure.

         During the fiscal quarter ended March 31, 2006, there were no changes to the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.      Other Information

         None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         The section of our 2006 Proxy Statement captioned "Nominees for Director" under "Proposal 1. Election of Directors" identifies members of our board of directors and nominees, and is incorporated in this Item 10 by reference.

         The names and ages of our executive officers as of June 1, 2006, together with certain biographical information, are as follows:

     William M. Ashbaugh, age 51, has served as Senior Vice President since 2005 and Vice President since 2001. He previously served as Managing
          Director in the corporate finance departments of Hoak Breedlove Wesneski & Co. from 1998 to 2001, Principal Financial Securities from 1997 to 1998 and Southwest Securities from 1995 to 1997.

     Susan K. Hodgson, age 44, has served as Secretary-Treasurer since 2001 and was Controller from 1994 to 2001.

     Gary L. Martin, age 59, has been a director since July 1988 and has served as Vice President since 1984. He previously served as Vice President from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned portfolio company.

     Jeffrey G. Peterson, age 32, has served as Vice President since 2005 and was an Investment Associate since 2001. He previously held positions with the investment banking division of Scott & Stringfellow, Inc. and the corporate lending division of Bank One.

     William R. Thomas, age 77, has served as Chairman of the Board of Directors since 1982 and President since 1980. In addition, he has been a director since 1972 and was previously Senior Vice President from 1969 to 1980.


         One  of  our  executive  officers,   Patrick  F.  Hamner,  Senior  Vice
President, resigned on May 18, 2006.

         The sections of our 2006 Proxy Statement captioned "Meetings and Committees of the Board of Directors - Audit Committee" under "Proposal 1.
Election of Directors" and "Report of the Audit Committee" identifies members of our audit committee of our board of directors and our audit committee financial expert, and are incorporated in this Item 10 by reference.

         The  section  of our 2006  Proxy  Statement  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance" is incorporated in this Item 10 by reference.

              Code of Ethics

         We have adopted a code of ethics that applies to all our directors, officers and employees. We have made the Code of Conduct and Ethics available on our website at www.capitalsouthwest.com.

Item 11.      Executive Compensation

         The  information in the section of our 2006 Proxy  Statement  captioned
"Executive Compensation" is incorporated in this Item 11 by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and
              Related Shareholder Matters

         The information in the sections of our 2006 Proxy  Statement  captioned
"Stock Ownership of Certain Beneficial Owners" and "Executive Compensation" are incorporated in this Item 12 by reference.

         The table below sets forth certain information as of March 31, 2006 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

                                               Equity Compensation Plan Information
                                                                                      Number of Securities
                          Number of Securities                                       Remaining Available For
                            To Be Issued Upon     Weighted-Average Exercise       Future Issuance Under Equity
                               Exercise of         Price Of Outstanding               Compensation Plans
                          Outstanding Options,            Options,               (excluding securities reflected
Plan Category              Warrants And Rights       Warrants And Rights                  in column (a))
-------------             --------------------       -------------------                  --------------
                                   (a)                       (b)                               (c)
                                   ---                       ---                               ---

Equity                           45,300                    $68.411                           91,500
compensation plans
approved by security
holders(1)
Equity                               -                           -                                -
compensation plans
not approved by
security holders
                               --------                   --------                         --------
       Total                     45,300                    $68.411                           91,500

------------------
(1) Includes the 1999 Stock Option Plan. For a description of this plan, please refer to Footnote 5 contained in our consolidated financial statements.

Item 13.      Certain Relationships and Related Transactions

         There were no relationships or transactions within the meaning of this item during the fiscal year ended March 31, 2006 or proposed for the fiscal year ending March 31, 2007.

Item 14.    Principal Accountant Fees and Services

         The information in the sections of our 2006 Proxy Statement captioned "Proposal 2: Ratification of Appointment of Independent Auditors" and "Audit and Other Fees" are incorporated in this Item 14 by reference.

                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules

     (a)(1) The following information included in pages 12 through 33 of our 2006 Annual Report are herein incorporated by reference:

         (A) Portfolio of Investments - March 31, 2006
             Consolidated Statements of Financial Condition - March 31, 2006
                and 2005
             Consolidated Statements of Operations - Years Ended March 31, 2006,
                2005 and 2004
             Consolidated Statements of Changes in Net Assets - Years Ended
                March 31, 2006, 2005 and 2004
             Consolidated Statements of Cash Flows - Years Ended March 31, 2006,
                2005 and 2004

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

                                                 CAPITAL SOUTHWEST CORPORATION


                                                 By: /s/ William R. Thomas
                                                    ----------------------------
                                                    William R. Thomas, President
                                                     and Chairman of the Board
Date:  May 26, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                     Title                          Date
          ---------                     -----                          ----


   /s/ William R. Thomas
-----------------------------   President and Chairman              May 26, 2006
     William R. Thomas          of the Board and Director
                                (chief executive officer)


    /s/  Gary L. Martin
-----------------------------   Director                            May 26, 2006
       Gary L. Martin


  /s/  Graeme W. Henderson
-----------------------------   Director                            May 26, 2006
     Graeme W. Henderson


     /s/ Samuel B. Ligon
-----------------------------   Director                            May 26, 2006
      Samuel B. Ligon


     /s/  John H. Wilson
-----------------------------   Director                            May 26, 2006
       John H. Wilson


   /s/ Susan K. Hodgson
-----------------------------   Secretary-Treasurer                 May 26, 2006
     Susan K. Hodgson           (chief financial/accounting officer)

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

       10.4 Amendment No. 3 to The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 1998 (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended March 31, 2005).

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

       10.11 Amendment Seven to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 2005).

       10.12 Amendment Eight to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.12 to Form 10-K for the fiscal year ended March 31, 2005).

       10.13 Amendment Nine to Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 1989 (filed as Exhibit 10.13 to Form 10-K for the fiscal year ended March 31, 2005).

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

       10.18 Capital Southwest Corporation 1999 Stock Option Plan (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 2000).

       10.19               Severance  Pay  Agreement  with  William M.  Ashbaugh
                           (filed as  Exhibit  10.1 to Form 8-K  dated  July 18,
                           2005).

       10.20 Severance Pay Agreement with Patrick F. Hamner (filed as Exhibit 10.2 to Form 8-K dated July 18, 2005).

       10.21 Severance Pay Agreement with Susan K. Hodgson (filed as Exhibit 10.3 to Form 8-K dated July 18, 2005).

       10.22               Severance  Pay  Agreement  with  Jeffrey G.  Peterson
                           (filed as  Exhibit  10.4 to Form 8-K  dated  July 18,
                           2005).

       13.1  *             Annual  Report to  Shareholders  for the fiscal  year
                           ended March 31, 2006.

       21.1  *             List of subsidiaries of the Company.

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