Form 10-Q
period 2006-06-30
CAPITAL SOUTHWEST CORP
filed 2006-08-04
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

      Large accelerated filer    Accelerated filer  X  Non-accelerated filer
                             ---                   ---                      ---

Indicate by check mark  whether the  registrant  is a shell  company (as defined
Rule 12b-2 of the Act). Yes    No X
                           ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       3,875,751 shares of Common Stock, $1 Par Value as of July 31, 2006

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.      FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements

           Consolidated Statements of Financial Condition
                June 30, 2006 (Unaudited) and March 31, 2006.................3

           Consolidated Statements of Operations (Unaudited)
                For the three months ended June 30, 2006 and June 30, 2005...4

           Consolidated Statements of Changes in Net Assets
                For the three months ended June 30, 2006 (Unaudited) and
                year ended March 31, 2006....................................5

           Consolidated Statements of Cash Flows (Unaudited)
                For the three months ended June 30, 2006 and June 30, 2005...6

           Notes to Consolidated Financial Statements........................7

     ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................10

     ITEM 3.  Quantitative and Qualitative Disclosure About
                 Market Risk................................................12

     ITEM 4.  Controls and Procedures.......................................12

PART II.     OTHER INFORMATION

     ITEM 1A. Risk Factors..................................................13

     ITEM 6.  Exhibits and Reports on Form 8-K..............................13

Signatures .................................................................14


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                 June 30, 2006    March 31, 2006
                                                       -------------    --------------
                                                        (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: June 30, 2006 - $38,149,866
         March 31, 2006  - $23,114,866)                $364,627,985      $298,481,983
      Companies 5% to 25% owned
        (Cost: June 30, 2006 - $18,595,746,
        March 31, 2006 - $18,595,746)                    98,835,850        92,070,852
      Companies less than 5% owned
        (Cost: June 30, 2006 - $31,448,899,
        March 31, 2006 - $46,886,344)                    81,344,323       159,875,248
                                                       ------------      ------------
      Total investments
        (Cost: June 30, 2006- $88,194,511
        March 31, 2006 - $88,596,956)                   544,808,158       550,428,083
Cash and cash equivalents                               162,932,468        11,503,866
Receivables                                                 151,758           135,887
Other assets                                              7,364,666         7,300,297
                                                       ------------      ------------
      Totals                                           $715,257,050      $569,368,133
                                                       ============      ============

Liabilities and Shareholders' Equity

Notes payable to bank                                  $158,000,000      $  8,000,000
Accrued interest and other liabilities                    1,575,141         1,697,086
Income taxes payable                                      1,121,609           982,653
Deferred income taxes                                   159,885,485       162,070,285
                                                       ------------      ------------
      Total liabilities                                 320,582,235       172,750,024
                                                       ------------      ------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,313,116 shares
        at June 30, 2006 and 4,297,616 shares at
        March 31, 2006                                    4,313,116         4,297,616
      Additional capital                                  9,195,917         8,109,797
      Undistributed net investment income                 3,464,336         3,744,830
      Undistributed net realized gain on investments     86,690,100        86,432,040
      Unrealized appreciation of investments -
        net of deferred income taxes                    298,044,648       301,067,128
      Treasury stock - at cost (437,365 shares)          (7,033,302)       (7,033,302)
                                                       ------------      ------------
      Net assets at market or fair value, equivalent
        to $101.83 per share at June 30, 2006 on the
        3,875,751 shares outstanding and $102.74
        per share at March 31, 2006 on the
        3,860,251 shares outstanding                    394,674,815       396,618,109
                                                       ------------      ------------
      Totals                                           $715,257,050      $569,368,133
                                                       ============      ============


                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)


                                                         Three Months Ended
                                                              June 30
                                                     --------------------------
                                                        2006           2005
                                                     -----------    -----------

Investment income:
     Interest                                        $   205,852    $   141,903
     Dividends                                           782,566        782,246
     Management and directors' fees                      198,450        170,750
                                                     -----------    -----------
                                                       1,186,868      1,094,899
                                                     -----------    -----------
Operating expenses:
     Salaries                                            343,465        233,000
     Net pension benefit                                 (29,187)       (63,717)
     Other operating expenses                            221,228        202,458
                                                     -----------    -----------
                                                         535,506        371,741
                                                     -----------    -----------

Income before interest expense and income taxes          651,362        723,158
Interest expense                                         146,982        118,759
                                                     -----------    -----------
Income before income taxes                               504,380        604,399
Income tax expense                                        12,824         29,700
                                                     -----------    -----------
Net investment income                                $   491,556    $   574,699
                                                     ===========    ===========

Proceeds from disposition of investments             $   397,016    $ 6,884,240
Cost of investments sold                                    --        1,623,656
                                                     -----------    -----------
Realized gain on investments before income taxes         397,016      5,260,584
Income tax expense                                       138,956      1,851,605
                                                     -----------    -----------

Net realized gain on investments                         258,060      3,408,979
                                                     -----------    -----------

Increase (decrease) in unrealized appreciation of
  investments before income taxes                     (5,217,480)     4,141,571
Increase (decrease) in deferred income taxes on
  appreciation of investments                         (2,195,000)     1,450,000
                                                     -----------    -----------

Net increase (decrease) in unrealized appreciation
   of investments                                     (3,022,480)     2,691,571
                                                     -----------    -----------

Net realized and unrealized gain (loss)
  on investments                                     $(2,764,420)   $ 6,100,550
                                                     ===========    ===========

Increase (decrease) in net assets from operations    $(2,272,864)   $ 6,675,249
                                                     ===========    ===========



                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consoliedated Statements of Changes in Net Assets
                -------------------------------------------------


                                                           Three Months Ended     Year Ended
                                                             June 30, 2006      March 31, 2006
                                                           ------------------   --------------
                                                              (Unaudited)

Operations
      Net investment income                                   $    491,556       $  2,389,256
      Net realized gain on investments                             258,060         13,115,874
      Net increase (decrease) in unrealized appreciation
        of investments                                          (3,022,480)        80,685,303
                                                              ------------       ------------
      Increase (decrease) in net assets from operations         (2,272,864)        96,190,433

Distributions from:
      Undistributed net investment income                         (772,050)        (2,314,231)

Capital share transactions
      Exercise of employee stock options                         1,097,500            208,000

      Stock option expense                                           4,120               --
                                                              ------------       ------------

      Increase (decrease) in net assets                         (1,943,294)        94,084,202

Net assets, beginning of period                                396,618,109        302,533,907
                                                              ------------       ------------

Net assets, end of period                                     $394,674,815       $396,618,109
                                                              ============       ============













                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                               Three Months Ended
                                                                    June 30
                                                          ---------------------------
                                                              2006           2005
                                                          ------------    -----------
Cash flows from operating activities
Increase (decrease) in net assets from operations         $ (2,272,864)   $ 6,675,249
Adjustments to reconcile increase (decrease) in net
  assets from operations to net cash provided by
  operating activities:
  Proceeds from disposition of investments                     397,016      6,884,240
  Purchases of securities                                         --       (2,805,201)
  Maturities of securities                                     402,445           --
  Depreciation and amortization                                  3,865          3,925
  Net pension benefit                                          (29,187)       (63,717)
  Realized gain on investments before income taxes            (397,016)    (5,260,584)
  Deferred taxes on realized gain on investments               138,956      1,851,605
  Net (increase) decrease in unrealized appreciation of
     investments                                             3,022,480     (2,691,571)
  Stock option expense                                           4,120           --
  Increase in receivables                                      (15,871)       (78,223)
  (Increase) decrease in other assets                          (19,943)         5,425
  Decrease in accrued interest
     and other liabilities                                    (106,582)      (159,435)
  Decrease in accrued pension cost                             (34,467)       (38,668)
  Deferred income taxes                                         10,200         22,200
                                                          ------------    -----------
Net cash provided by operating activities                    1,103,152      4,345,245
                                                          ------------    -----------


Cash flows from financing activities
Increase in notes payable to bank                          150,000,000           --
Decrease in note payable to portfolio company                     --       (5,000,000)
Distributions from undistributed net investment income        (772,050)      (771,410)
Proceeds from exercise of employee stock options             1,097,500           --
                                                          ------------    -----------
Net cash provided by (used in) financing activities        150,325,450     (5,771,410)
                                                          ------------    -----------

Net increase (decrease) in cash and cash equivalents       151,428,602     (1,426,165)
Cash and cash equivalents at beginning
  of period                                                 11,503,866      5,104,935
                                                          ------------    -----------
Cash and cash equivalents at end of period                $162,932,468    $ 3,678,770
                                                          ============    ===========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                    $123,763       $118,681
  Income taxes                                                $ 20,000       $  7,500



                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)

1.       Basis of Presentation

         Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for investment companies. Under rules and regulations applicable to investment companies, we are precluded from consolidating any entity other than another investment company. An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Our consolidated financial statements include our management company.

         The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2006. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although we believe that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

2.       Stock-Based Compensation

         Effective April 1, 2003, we adopted the fair value method of recording compensation expense related to all stock options granted after March 31, 2003, in accordance with Financial Accounting Standards ("FASB") Statement Nos. 123 and 148. The only options granted during this period were on July 19, 2004 to a new investment associate who resigned on December 31, 2004 with no options vested.

         In  December  2004,  the FASB  issued  SFAS  No.  123  (revised  2004),
Share-Based Payment ("SFAS 123R"), which revised SFAS 123. SFAS 123R also supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R eliminates the alternative to account for employee stock options under APB 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the vesting period.

         In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting.

         Effective April 1, 2006 we adopted SFAS 123R using the modified prospective transition method. We will recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and will be expensed over the vesting period of the related stock options. Accordingly, for the quarter ended June 30, 2006 we recognized compensation expense of $4,120.

Notes to Consolidated Financial Statements
(continued)

         SFAS 123 R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow. As a regulated investment company, we are subject to no tax effect as the majority of our options granted are incentive stock options and our net investment income equals the dividends that we pay out. Therefore, we do not incur any tax expense.

         The following table illustrates the effect on net asset value and net asset value per share for the three months ended June 30, 2005 if we had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation for options granted prior to the implementation of FASB Statement No. 123.

                                      June 30,       June 30,
                                        2006           2005
                                    ------------   ------------

Net asset value, as reported        $394,674,815   $308,437,746
Deduct: Total fair value computed
   stock-based compensation                 --           37,734
                                    ------------   ------------
Pro forma net asset value           $394,674,815   $308,400,012
                                    ============   ============

Net asset value per share:
   Basic - as reported                   $101.83         $79.97
                                         =======         ======
   Basic - pro forma                     $  --           $79.96
                                         =======         ======

   Diluted - as reported                 $101.71         $79.89
                                         =======         ======
   Diluted - pro forma                   $  --           $79.88
                                         =======         ======

         As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options was $1,096,333, which will be amortized over the weighted-average service period of approximately 8.41 years.

3.       Employee Stock Option Plan

         On July 19, 1999, shareholders approved the 1999 Stock Option ("Plan"), which provides for the granting of stock options to employees and officers and authorizes the issuance of common stock upon the exercise of such options for up to 140,000 shares of common stock. All options are granted at or above market price and generally expire ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments.

         At June 30, 2006, there were 66,000 shares available for grant under the Plan. The per share weighted-average fair value of the stock options granted on May 15, 2006 was $31.276 per option using the Black-Scholes pricing model with the following assumptions: expected dividend yield of .64%, risk-free interest rate of 5.08%, expected volatility of 21.1%, and expected life of 7 years.

         The following summarizes activity in the stock option plan since March 31, 2006:

                                        Number               Weighted-Average
                                       of shares              Exercise Price
                                       ---------             ----------------

Balance at March 31, 2006               45,300                   $68.411
   Granted                              50,000                    93.490
   Exercised                           (15,500)                   70.806
   Canceled                            (24,500)                   89.482
                                       -------                   -------
Balance at June 30, 2006                55,300                    81.080
                                       =======                   =======


         At June 30, 2006, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.00 to $93.49 and 7.63 years, respectively. The total intrinsic value of options exercised during the

Notes to Consolidated Financial Statements
(continued)



three months ended June 30, 2006 was $349,636 with the exercise prices ranging from $65.00 to $77.00 per share. New shares were issued for the $1,097,500 cash received from option exercises for the three months ended June 30, 2006.

         At June 30, 2006, the number of options exercisable was 14,000 and the weighted-average exercise price of those options was $67.01.

         On July 17, 2006, a stock option to purchase 7,500 shares of common stock was issued to a new investment associate who joined the company on July 12, 2006.

4.       Summary of Per Share Information
                                                             Three Months Ended
                                                                   June 30
                                                             ------------------
                                                               2006       2005
                                                             -------     ------
Investment income                                            $   .31     $  .28
Operating expenses                                              (.14)      (.09)
Interest expense                                                (.04)      (.03)
Income taxes                                                    --         (.01)
                                                             -------     ------
Net investment income                                            .13        .15
Distributions from undistributed
  net investment income                                         (.20)      (.20)
Net realized gain on investments                                 .07        .88
Net increase (decrease) in unrealized appreciation
  of investments after deferred taxes                           (.78)       .70
Exercise of employee stock options*                             (.13)      --
Stock option expense                                            --         --
                                                             -------     ------
Increase (decrease) in net asset value                          (.91)      1.53

Net asset value:
  Beginning of period                                         102.74      78.44
                                                             -------     ------
  End of period                                              $101.83     $79.97
                                                             =======     ======

Increase (decrease) in deferred taxes on unrealized
  appreciation                                               $  (.74)    $ 0.37

Deferred taxes on unrealized appreciation:
  Beginning of period                                          41.65      30.36
                                                             -------     ------
  End of period                                              $ 40.91     $30.73
                                                             =======     ======

Shares outstanding at end of period
  (000s omitted)                                               3,875      3,857

* Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

5.       Recent Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) has issued Interpretation No. 48 (FIN48), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have evaluated the positions in the tax returns we have filed and do not believe that FIN 48 will have a material impact on our financial statements.

         The state of Texas recently passed House Bill 3 (HB3), which revises the existing francise tax system to create a new tax on virtually all Texas businesses. Starting in the fical year 2007, HB3 changes the franchise tax base, lowers the tax rate and extends coverage to active businesses receiving state law liability protection. We have been subject to an immaterial amount of Texas franchise taxes and expect the HB3 to have some affect, but have not determined the extent of this impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at June 30, 2006 was $394,674,815, equivalent to $101.83 per share after deducting an allowance of $40.91 per share for deferred taxes on net unrealized appreciation of investments. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, this represents a decrease of 0.7% during the past three months and an increase of 29.9% during the past twelve months.

                                         June 30,       June 30,
                                           2006           2005
                                       ------------   ------------
              Net assets               $394,674,815   $308,437,746
              Shares outstanding          3,875,751      3,857,051
              Net assets per share          $101.83         $79.97

Results of Operations

         The composite measure of our financial performance in the Consolidated Statements of Operations is captioned "Increase (decrease) in net assets from operations" and consists of three elements. The first is "Net investment income", which is the difference between our income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is "Net realized gain on investments", which is the difference between the proceeds received from disposition of portfolio securities and their stated cost, net of applicable income tax expense. The third element is the "Net increase (decrease) in unrealized appreciation of investments", which is the net change in the market or fair value of our investment portfolio, compared with stated cost, net of an increase or decrease in deferred income taxes which would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio. It should be noted that the "Net realized gain on investments" and "Net increase (decrease) in unrealized appreciation of investments" are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

         Interest income of $205,852 in the three months ended June 30, 2006 increased from $141,903 in the year-ago period primarily because of an increase in interest rates. During the three months ended June 30, 2006 and 2005, we recorded dividend income from the following sources:

                                                 Three Months Ended
                                                       June 30
                                                   2006       2005
                                                 --------   --------
            Alamo Group Inc.                     $169,278   $169,278
            Dennis Tool Company                    37,499     37,499
            Kimberly-Clark Corporation             37,818     34,731
            Lifemark Group                        150,000    150,000
            PalletOne, Inc.                        44,921     44,921
            The RectorSeal Corporation            240,000    240,000
            Sprint Nextel Corporation               2,250     11,250
            TCI Holdings, Inc.                     20,318     20,318
            The Whitmore Manufacturing Company     60,000     60,000
            Other                                  20,482     14,249
                                                 --------   --------
                                                 $782,566   $782,246
                                                 ========   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

Net Increase (Decrease) in Unrealized Appreciation of Investments

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred income taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                             Three Months Ended
                                                  June 30
                                         --------------------------
                                             2006           2005
                                         -----------    -----------
          Alamo Group Inc.               $      --      $(8,463,000)
          Encore Wire Corporation          8,174,000           --
          Palm Harbor Homes, Inc.         (7,855,000)    11,783,000

         During the three months ended June 30, 2006, the value of our investment in Encore Wire Corporation was increased due to an increase in the company's earnings and its stock price. The value of our investment in Palm Harbor Homes, Inc. was decreased due to a less favorable outlook in the manufactured housing industry and a decrease in its stock price. There was no change in the value of our investment in Alamo Group Inc.

Portfolio Investments

         During the quarter ended June 30, 2006, we made no additional investments.

         We have agreed, subject to certain conditions, to invest up to $7,191,154 in four portfolio companies.

Financial Liquidity and Capital Resources

         At June 30, 2006, we had cash and cash equivalents of approximately $12.9 million (excluding the $150 million quarter-end borrowing). Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $0.6 million held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $69.7 million. We also have an unsecured $25.0 million revolving line of credit from a commercial bank, of which $17.0 million was available at June 30, 2006. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 38 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $62.9 million of our investment portfolio is represented by unrestricted publicly-traded securities, and represent a source of liquidity.

         On June 30, 2006, we borrowed $150 million from JPMorgan Chase in order to maintain our tax status as a regulated investment company. On July 3, 2006, we repaid the $150 miillion note payable to bank from our cash and cash equivalents.

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

         Our investment in portfolio securities includes fixed rate debt securities which totaled $5,933,428 at June 30, 2006, equivalent to 1.1% of the value of our total investments. Generally these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 4.  Controls and Procedures

         As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chairman of the Board and Secretary-Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the President and Chairman of the Board and Secretary-Treasurer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the President and Chairman of the Board and Secretary-Treasurer, as appropriate, to allow timely decisions regarding such disclosure.

         During the fiscal quarter ended June 30, 2006, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
---------------------------

Item 1A. Risk Factors

     There have been no material  changes to our risk  factors as  disclosed  in
     Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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



Date:   August 4, 2006              By: /s/ William R. Thomas
       ----------------                -----------------------------------------
                                       William R. Thomas, President and Chairman
                                       of  the Board (chief executive officer)



Date:  August 4, 2006               By: /s/ Susan K. Hodgson
       ----------------                -----------------------------------------
                                       Susan K. Hodgson, Secretary-Treasurer
                                       (chief financial/accounting officer)