Form 10-Q
period 2006-09-30
CAPITAL SOUTHWEST CORP
filed 2006-11-03
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

  [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
                    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

                                       OR

  [ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
                     EXCHANGE ACT OF 1934

For the transition period from .......................to  ......................

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

      3,875,751 shares of Common Stock, $1 Par Value as of October 31, 2006

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

      ITEM 1.   Consolidated Financial Statements

        Consolidated Statements of Financial Condition
                September 30, 2006 (Unaudited) and March 31, 2006..............3

        Consolidated Statements of Operations (Unaudited)
                For the three and six months ended September 30, 2006 and
                September 30, 2005.............................................4

        Consolidated Statements of Changes in Net Assets
                For the six months ended September 30, 2006 (Unaudited) and year ended March 31, 2006......................................5

        Consolidated Statements of Cash Flows (Unaudited)
                For the three and six months ended September 30, 2006 and
                September 30, 2005.............................................6

        Portfolio of Investments
                September 30, 2006.............................................7

        Notes to Consolidated Financial Statements............................11

      ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

      ITEM 3.   Quantitative and Qualitative Disclosure About
                  Market Risk.................................................16

      ITEM 4.   Controls and Procedures.......................................17

PART II. OTHER INFORMATION

      ITEM 1A.  Risk Factors..................................................17

      ITEM 4.   Submission of Matters to a Vote of Security Holders...........18

      ITEM 6.   Exhibits and Reports on Form 8-K..............................18

Signatures ...................................................................19


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                  September 30, 2006    March 31, 2006
                                                        ------------------    --------------
                                                            (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: September 30, 2006 - $38,149,866
         March 31, 2006  - $23,114,866)                    $376,922,985        $298,481,983
      Companies 5% to 25% owned
        (Cost: September 30, 2006 - $18,798,896,
        March 31, 2006 - $18,595,746)                        96,832,002          92,070,852
      Companies less than 5% owned
        (Cost: September 30, 2006 - $30,307,171,
        March 31, 2006 - $46,886,344)                        67,183,372         159,875,248
                                                           ------------        ------------
      Total investments
        (Cost: September 30, 2006- $87,255,933,
        March 31, 2006 - $88,596,956)                       540,938,359         550,428,083
Cash and cash equivalents                                    24,269,495          11,503,866
Receivables                                                     183,172             135,887
Other assets                                                  7,419,678           7,300,297
                                                           ------------        ------------
      Totals                                               $572,810,704        $569,368,133
                                                           ============        ============

Liabilities and Shareholders' Equity

Note payable to bank                                       $  8,000,000        $  8,000,000
Other liabilities                                             1,578,004           1,697,086
Income taxes payable                                          4,354,672             982,653
Deferred income taxes                                       159,089,685         162,070,285
                                                           ------------        ------------
      Total liabilities                                     173,022,361         172,750,024
                                                           ------------        ------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,313,116 shares
        at September 30, 2006 and 4,297,616 shares
        at March 31, 2006                                     4,313,116           4,297,616
      Additional capital                                      9,273,628           8,109,797
      Undistributed net investment income                     4,634,690           3,744,830
      Undistributed net realized gain on investments         92,675,784          86,432,040
      Unrealized appreciation of investments -
        net of deferred income taxes                        295,924,427         301,067,128
      Treasury stock - at cost (437,365 shares)              (7,033,302)         (7,033,302)
                                                           ------------        ------------
      Net assets at market or fair value, equivalent
        to $103.15 per share at September 30, 2006 on
        the 3,875,751 shares outstanding and $102.74
        per share at March 31, 2006 on the 3,860,251
        shares outstanding                                  399,788,343         396,618,109
                                                           ------------        ------------
Totals                                                     $572,810,704        $569,368,133
                                                           ============        ============

                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                  Three Months Ended              Six Months Ended
                                                      September 30                  September 30
                                                  -------------------           -------------------
                                                  2006           2005           2006           2005
                                                  ----           ----           ----           ----
Investment income:
     Interest                                 $   933,678    $   101,763    $ 1,139,530    $   243,666
     Dividends                                    757,935        783,374      1,540,501      1,565,620
     Management and directors' fees               179,950        308,720        378,400        479,470
                                              -----------    -----------    -----------    -----------
                                                1,871,563      1,193,857      3,058,431      2,288,756
                                              -----------    -----------    -----------    -----------
Operating expenses:
     Salaries                                     320,334        246,500        663,799        479,500
     Net pension expense (benefit)                (43,284)         5,344        (72,471)       (58,373)
     Other operating expenses                     230,737        181,534        451,965        383,992
                                              -----------    -----------    -----------    -----------
                                                  507,787        433,378      1,043,293        805,119
                                              -----------    -----------    -----------    -----------
Income before interest expense and
  income taxes                                  1,363,776        760,479      2,015,138      1,483,637
Interest expense                                  178,222         96,323        325,204        215,082
                                              -----------    -----------    -----------    -----------
Income before income taxes                      1,185,554        664,156      1,689,934      1,268,555
Income tax expense (benefit)                       15,200         (1,800)        28,024         27,900
                                              -----------    -----------    -----------    -----------

Net investment income                         $ 1,170,354    $   665,956    $ 1,661,910    $ 1,240,655
                                              ===========    ===========    ===========    ===========

Proceeds from disposition of investments      $10,045,064    $13,001,764    $10,442,080    $19,886,004
Cost of investments sold                          826,317      7,086,217        826,317      8,709,873
                                              -----------    -----------    -----------    -----------
Realized gain on investments before
   income taxes                                 9,218,747      5,915,547      9,615,763     11,176,131
Income tax expense                              3,233,063      2,143,206      3,372,019      3,994,811
                                              -----------    -----------    -----------    -----------

Net realized gain on investments                5,985,684      3,772,341      6,243,744      7,181,320
                                              -----------    -----------    -----------    -----------

Increase (decrease) in unrealized apprecia-
  tion of investments before income taxes      (2,931,221)    26,824,183     (8,148,701)    30,965,754
Increase (decrease) in deferred income
  taxes on appreciation of investments           (811,000)     9,388,000     (3,006,000)    10,838,000
                                              -----------    -----------    -----------    -----------

Net increase (decrease) in unrealized
   appreciation of investments                 (2,120,221)    17,436,183     (5,142,701)    20,127,754
                                              -----------    -----------    -----------    -----------

Net realized and unrealized gain on
   investments                                $ 3,865,463    $21,208,524    $ 1,101,043    $27,309,074
                                              ===========    ===========    ===========    ===========

Increase in net assets from operations        $ 5,035,817    $21,874,480    $ 2,762,953    $28,549,729
                                              ===========    ===========    ===========    ===========



                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                Six Months Ended       Year Ended
                                               September 30, 2006    March 31, 2006
                                               ------------------    --------------
                                                   (Unaudited)

Operations
      Net investment income                       $  1,661,910        $  2,389,256
      Net realized gain on investments               6,243,744          13,115,874
      Net increase (decrease) in unrealized
        appreciation of investments                 (5,142,701)         80,685,303
                                                  ------------        ------------
      Increase in net assets from operations         2,762,953          96,190,433

Distributions from:
      Undistributed net investment income             (772,050)         (2,314,231)

Capital share transactions
      Exercise of employee stock options             1,097,500             208,000

      Stock option expense                              81,831                --
                                                  ------------        ------------

      Increase in net assets                         3,170,234          94,084,202

Net assets, beginning of period                    396,618,109         302,533,907
                                                  ------------        ------------

Net assets, end of period                         $399,788,343        $396,618,109
                                                  ============        ============



















                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                          Three Months Ended               Six  Months Ended
                                                             September 30                    September 30
                                                             ------------                    ------------
                                                         2006            2005            2006           2005
                                                         ----            ----            ----           ----
Cash flows from operating activities
Increase in net assets from operations              $   5,035,817    $ 21,874,480    $ 2,762,953    $ 28,549,729
Adjustments to reconcile increase in net
  assets from operations to net cash
  provided  by operating activities:
  Proceeds from disposition of investments             10,045,064      13,001,764     10,442,080      19,886,004
  Purchases of securities                                (370,230)    (10,179,665)      (370,230)    (12,984,866)
  Maturities of securities                                482,491         375,000        884,936         375,000
  Depreciation and amortization                             4,022           3,924          7,887           7,849
  Net pension expense (benefit)                           (43,284)          5,344        (72,471)        (58,373)
  Realized gain on investments before
     income taxes                                      (9,218,747)     (5,915,547)    (9,615,763)    (11,176,131)
  Deferred taxes on realized gain on
    investments                                         3,233,063       2,143,206      3,372,019       3,994,811
  Net (increase) decrease in unrealized
     appreciation of investments                        2,120,221     (17,436,183)     5,142,701     (20,127,754)
  Stock option expense                                     77,711            --           81,831            --
  Increase in receivables                                 (31,415)        (41,569)       (47,285)       (119,792)
  (Increase) decrease in other assets                       1,955          10,272        (17,988)         15,697
  Increase (decrease) in other liabilities                 21,727            (250)       (84,856)       (159,685)
  Decrease in accrued pension cost                        (36,568)        (38,668)       (71,035)        (77,336)
  Deferred income taxes                                    15,200          (1,800)        25,400          20,400
                                                    -------------    ------------    -----------    ------------
Net cash provided by operating activities              11,337,027       3,800,308     12,440,179       8,145,553
                                                    -------------    ------------    -----------    ------------

Cash flows from financing activities
Decrease in notes payable to bank                    (150,000,000)           --             --              --
Decrease in note payable to portfolio
  company                                                    --              --             --        (5,000,000)
Distributions from undistributed net
  investment income                                          --              --         (772,050)       (771,410)
Proceeds from exercise of employee options                   --              --        1,097,500            --
                                                    -------------    ------------    -----------    ------------
Net cash provided by (used in) financing
  activities                                         (150,000,000)           --          325,450      (5,771,410)
                                                    -------------    ------------    -----------    ------------

Net increase (decrease) in cash and cash
  equivalents                                        (138,662,973)      3,800,308     12,765,629       2,374,143
Cash and cash equivalents at beginning
  of period                                           162,932,468       3,678,770     11,503,866       5,104,935
                                                    -------------    ------------    -----------    ------------
Cash and cash equivalents at end of period          $  24,269,495    $  7,479,078    $24,269,495    $  7,479,078
                                                    =============    ============    ===========    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                               $201,441         $96,179       $325,204        $214,860
  Income taxes                                           $   --           $  --         $ 20,000        $  7,500

                (See Notes to Consolidated Financial Statements)


                                           Portfolio of Investments - September 30, 2006
                                           ---------------------------------------------

           Company                                           Investment (a)                                   Cost        Value (b)
------------------------------------------------------------------------------------------------------------------------------------
+AT&T INC.                       ++20,770 shares common stock (acquired 3-9-99)                           $        12   $    676,271

+ALAMO GROUP INC.                2,821,300 shares common stock (acquired 4-1-73 thru 10-4-99)               2,065,047     45,141,000

ALL COMPONENTS, INC.             10% subordinated note due 2008 (acquired 10-28-03 thru 10-3-05)            3,000,000      3,000,000
                                 150,000 shares Series A convertible preferred stock, convertible into
                                  600,000 shares of common stock at $0.25 per share (acquired 9-16-94)        150,000      1,000,000
                                                                                                          -----------   ------------
                                                                                                            3,150,000      4,000,000

+ALLTEL CORPORATION              ++8,880 shares common stock (acquired 7-1-98)                                 88,699        492,840

BALCO, INC.                      445,000 shares common stock and 60,920 shares Class B non-voting
                                  common stock (acquired 10-25-83 and 5-30-02)                                624,920      2,500,000

BOXX TECHNOLOGIES, INC.          3,125,354 shares Series B convertible preferred stock, convertible into 3,125,354 shares of common stock at $0.50 per share
                                  (acquired 8-20-99 thru 8-8-01)                                            1,500,000        300,000

CMI HOLDING COMPANY, INC.        10% convertible subordinated notes, convertible into 691,782 shares of common stock at $1.32 per share, due 2007 (acquired 4-16-04
                                  thru 12-17-04)                                                              750,000        750,000
                                 2,327,658 shares Series A convertible preferred stock, convertible into 2,327,658 shares of common stock at $1.72 per share (acquired
                                  8-21-02 and 6-4-03)                                                       4,000,000      2,000,000
                                 Warrants to purchase 109,012 shares of common stock at $1.72 per
                                  share, expiring 2012 (acquired 4-16-04)                                        --             --
                                                                                                          -----------   ------------
                                                                                                            4,750,000      2,750,000

+COMCAST CORPORATION             ++43,104 shares common stock (acquired 11-18-02)                                  21      1,588,382

DENNIS TOOL COMPANY              20,725 shares 5% convertible preferred stock, convertible into 20,725
                                  shares of common stock at $48.25 per share  (acquired 8-10-98)              999,981        999,981
                                 140,137 shares common stock (acquired 3-7-94 and 8-10-98)                  2,329,963              2
                                                                                                          -----------   ------------
                                                                                                            3,329,944        999,983

+DISCOVERY HOLDING COMPANY       ++70,501 shares Series A common stock (acquired 7-21-05)                      20,262      1,018,739

+EMBARQ CORPORATION              ++4,500  shares common stock (acquired 5-17-06)                               46,532        217,665

+ENCORE WIRE CORPORATION         4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)              5,800,000     89,909,000

EXTREME INTERNATIONAL, INC.      39,359.18 shares Series C convertible preferred stock, convertible into
                                  157,436.72 shares of common stock at $25.00 per share (acquired
                                  9-30-03)                                                                  2,625,000      3,935,918
                                 3,750 shares 8% Series A convertible preferred stock, convertible into
                                    15,000 shares of common stock at $25.00 per share (acquired 9-30-03)      375,000        375,000
                                 Warrants to purchase 13,035 shares of common stock at $25.00 per share,
                                    expiring 2008 (acquired 8-11-98 thru 9-30-03)                                --             --
                                                                                                          -----------   ------------
                                                                                                            3,000,000      4,310,918



           Company                                           Investment (a)                                   Cost        Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+FMC CORPORATION                 ++6,430 shares common stock (acquired 6-6-86)                            $    66,726   $    411,970

+FMC TECHNOLOGIES, INC.          ++11,057 shares common stock (acquired 1-2-02)                                57,051        593,761

HEELYS, INC.                     436,364 shares common stock (acquired 5-26-00)                               120,000     60,000,000

HIC-STAR CORPORATION             10% subordinated note due 2007 (acquired 10-19-04 and 1-13-05)               352,646        352,646
                                 12% subordinated notes due 2008 (acquired 3-25-05 thru 2-27-06)              717,523        354,738
                                 5,000 shares Series A cumulative preferred stock (acquired 2-28-03)        5,000,000           --
                                 1,500 shares Series B cumulative preferred stock (acquired 3-31-04)        1,500,000           --
                                 29,167 shares Series A common stock (acquired 2-28-03)                        29,167           --
                                 Warrants to purchase 463,162 shares of Series A common stock at
                                   $1.00 per share, expiring 2014 (acquired 3-31-04 thru 1-13-05)                --             --
                                                                                                          -----------   ------------
                                                                                                            7,599,336        707,384

+HOLOGIC, INC.                   ++316,410 shares common stock (acquired 8-27-99)                             220,000     13,763,835

+KIMBERLY-CLARK CORPORATION      ++77,180 shares common stock (acquired 12-18-97)                           2,358,518      5,044,485

+LIBERTY GLOBAL, INC.            ++42,463 shares Series A common stock (acquired 6-15-05)                     106,553      1,092,998
                                 ++42,463 shares Series C common stock (acquired 9-6-05)                      100,870      1,064,123
                                                                                                          -----------   ------------
                                                                                                              207,423      2,157,121

+LIBERTY MEDIA CORPORATION       ++35,250 shares of Liberty Capital Series A common stock (acquired
                                  5-9-06)                                                                      51,829      2,945,843
                                 ++176,252 shares of Liberty Interactive Series A common stock
                                  (acquired 5-9-06)                                                            66,424      3,592,016
                                                                                                          -----------   ------------
                                                                                                              118,253      6,537,859

LIFEMARK GROUP                   1,449,026 shares common stock (acquired 7-16-69)                           4,510,400     42,000,000

MEDIA RECOVERY, INC.             800,000 shares Series A convertible preferred stock, convertible into
                                  800,000 shares of common stock at $1.00 per share (acquired
                                  11-4-97)                                                                    800,000      7,000,000
                                 4,000,000 shares common stock (acquired 11-4-97)                           4,615,000     35,000,000
                                                                                                          -----------   ------------
                                                                                                            5,415,000     42,000,000

PALLETONE, INC.                  12.3% senior subordinated notes due 2012 (acquired  9-25-06)               1,553,150      2,000,000
                                 150,000 shares common stock (acquired 10-18-01)                              150,000      1,714,000
                                 Warrant to purchase 15,294 shares of common stock at $1.00 per share,
                                  expiring 2011 (acquired 2-17-06)                                             45,746        159,000
                                                                                                          -----------   ------------
                                                                                                            1,748,896      3,873,000

+PALM HARBOR HOMES, INC.         7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95)              10,931,955     74,624,000

+PETSMART, INC.                  ++300,000 shares common stock (acquired 6-1-95)                            1,318,771      8,322,000



           Company                                           Investment (a)                                   Cost        Value (b)
------------------------------------------------------------------------------------------------------------------------------------

PHARMAFAB, INC.                  6% convertible subordinated notes, $4,205,616 principal amount, convertible into Series A or B convertible preferred stock, convertible into 560,750 shares of common stock at $7.50 per
                                  share, due 2013 (acquired 2-28-06)                                      $ 4,000,000   $          2
                                 23,000 shares Series A convertible preferred stock, convertible into
                                  306,667 shares of common stock at $7.50 per share (acquired 8-1-03
                                  thru 5-18-06)                                                             2,300,000           --
                                 32,000 shares Series B convertible preferred stock, convertible into
                                  426,667 shares of common stock at $7.50 per share (acquired 8-1-03
                                  thru 5-18-06)                                                             3,200,000           --
                                 Warrants to purchase 16,668 shares of Series A or B convertible preferred stock at $100.00 per share, convertible into 222,240 shares of common stock at $7.50 per share, expiring 2012 and 2013 (acquired
                                  6-16-05 and 2-28-06)                                                           --             --
                                                                                                          -----------   ------------
                                                                                                            9,500,000              2

THE RECTORSEAL CORPORATION       27,907 shares common stock (acquired 1-5-73 and 3-31-73)                      52,600     87,500,000

+SPRINT NEXTEL CORPORATION       ++90,000  shares common stock (acquired 6-20-84)                             457,113      1,543,500

TCI  HOLDINGS, INC.              21 shares 12% Series C cumulative compounding preferred
                                  stock (acquired 1-30-90)                                                       --          677,250

+TEXAS CAPITAL BANCSHARES, INC.  ++489,656 shares common stock (acquired 5-1-00)                            3,550,006      9,156,567

VIA HOLDINGS, INC.               9,118 shares Series B preferred stock (acquired 9-19-05)                   4,559,000      3,500,000

WELLOGIX, INC.                   4,356,281 shares Series A-1 convertible participating preferred stock, convertible into 4,356,281 shares of common stock at
                                  $1.1478 per share (acquired 8-19-05 thru 9-15-06)                         5,000,000              2

THE WHITMORE MANUFACTURING
COMPANY                          80 shares common stock (acquired 8-31-79)                                  1,600,000     22,000,000

+WINDSTREAM CORPORATION          ++9,181 shares common stock (acquired 7-17-06)                                19,656        121,097

MISCELLANEOUS                    - BankCap Partners Fund I, L.P. - 6.2% limited partnership interest
                                    (acquired 7-14-06)                                                        167,080        167,080
                                 - Diamond State Ventures, L.P. - 1.9% limited partnership interest
                                    (acquired 10-12-99 thru 8-26-05)                                          146,000        146,000
                                 - First Capital Group of Texas III, L.P. - 3.3% limited partnership
                                    interest (acquired 12-26-00 thru 8-12-05)                                 964,604        964,604
                                 - Humac Company - 1,041,000 shares common stock (acquired 1-31-75
                                    and 12-31-75)                                                                --          158,000
                                 - STARTech Seed Fund I - 12.1% limited partnership interest (acquired
                                    4-17-98 thru 1-5-00)                                                      178,066              1
                                 - STARTech Seed Fund II - 3.2% limited partnership interest (acquired
                                    4-28-00 thru 2-23-05)                                                     950,000              1
                                 - Sterling Group Partners I, L.P. - 1.7% limited partnership interest
                                    (acquired 4-20-01 thru 1-24-05)                                         1,064,042      1,064,042
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                                                         $87,255,933   $540,938,359
                                                                                                          ===========   ============
------------------------------------------------------------------------------------------------------------------------------------
+Publicly-owned company          ++Unrestricted securities as defined in Note (a)

                        Notes to Portfolio of Investments
                        ---------------------------------


(a) Unrestricted securities (indicated by ++) are freely marketable securities having readily available market quotations. All other securities are restricted securities which are subject to one or more restrictions on resale and are not freely marketable. At September 30, 2006, restricted securities represented approximately 90.5% of the value of the consolidated investment portfolio.

(b) Under the valuation policy of the Company, unrestricted securities are valued at the closing sale price for listed securities and at the lower of the closing bid price or the last sale price for Nasdaq securities on the valuation date. Restricted securities, including securities of publicly-owned companies which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Company may reasonably expect to receive for portfolio securities if such securities were sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities.

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

         Effective April 1, 2006, we adopted SFAS 123R using the modified prospective transition method. We will recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and will be expensed over the vesting period of the related stock options. Accordingly, for the quarter and six months ended September 30, 2006, we recognized compensation expense of $77,711 and $81,831, respectively.

Notes to Consolidated Financial Statements
(continued)

         SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow. As a regulated investment company, we are subject to no tax effect as the majority of our options granted are incentive stock options and our net investment income equals the dividends that we pay out. Therefore, we do not incur any tax expense.

         The following table illustrates the effect on net asset value and net asset value per share for the six months ended September 30, 2006 if we had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation for options granted prior to the implementation of FASB Statement No. 123.

                                               September 30,  September 30,
                                                   2006            2005
                                                   ----            ----

Net asset value, as reported                   $399,788,343   $330,312,226
Deduct: Total fair value computed
  stock-based compensation                             --           75,468
                                               ------------   ------------
Pro forma net asset value                      $399,788,343   $330,236,758
                                               ============   ============

Net asset value per share:
  Basic - as reported                               $103.15         $85.64
                                                    =======         ======
  Basic - pro forma                                 $  --           $85.62
                                                    =======         ======

  Diluted - as reported                             $102.98         $85.53
                                                    =======         ======
  Diluted - pro forma                               $  --           $85.51
                                                    =======         ======

         As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options was $1,258,625, which will be amortized over the weighted-average service period of approximately 8.01 years.

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

         At September 30, 2006, there were 58,500 shares available for grant under the Plan. The per share weighted-average fair value of the stock options granted on May 15, 2006 was $31.276 per option using the Black-Scholes pricing model with the following assumptions: expected dividend yield of .64%, risk-free interest rate of 5.08%, expected volatility of 21.1%, and expected life of 7 years. The per share weighted-average fair value of the stock options granted on July 17, 2006 was $33.045 per option using the Black-Scholes pricing model with the following assumptions: expected dividend yield of .61%, risk-free interest rate of 5.04%, expected volatility of 21.2%, and expected life of 7 years.

         The following summarizes activity in the stock option plan since March 31, 2006:

                                                  Number   Weighted-Average
                                                of shares   Exercise Price
                                                ---------   --------------

Balance at March 31, 2006                        45,300         $68.411
  Granted                                        57,500          94.136
  Exercised                                     (15,500)         70.806
  Canceled                                      (24,500)         89.482
                                                -------         -------
Balance at September 30, 2006                    62,800          83.153
                                                =======         =======


Notes to Consolidated Financial Statements
(continued)

         At   September   30,   2006,   the  range  of   exercise   prices   and
weighted-average remaining contractual life of outstanding options was $65.00 to
$98.44  and 7.66  years,  respectively.  The total  intrinsic  value of  options exercised  during the six months ended  September 30, 2006 was $349,636 with the exercise prices ranging from $65.00 to $77.00 per share.  New shares were issued for the $1,097,500 cash received from option  exercises for the six months ended
September 30, 2006.

         At September 30, 2006, the number of options exercisable was 18,815 and the weighted-average exercise price of those options was $68.36.

4.       Summary of Per Share Information

                                                     Three Months Ended    Six Months Ended
                                                        September 30         September 30
                                                        ------------         ------------
                                                       2006      2005       2006      2005
                                                       ----      ----       ----      ----
Investment income                                    $   .48    $  .31    $   .79    $  .59
Operating expenses                                      (.13)     (.12)      (.27)     (.21)
Interest expense                                        (.04)     (.02)      (.08)     (.05)
Income taxes                                            (.01)     --         (.01)     (.01)
                                                     -------    ------    -------    ------
Net investment income                                    .30       .17        .43       .32
Distributions from undistributed
  net investment income                                 --        --         (.20)     (.20)
Net realized gain on investments                        1.54       .98       1.61      1.86
Net increase (decrease) in unrealized appreciation
  of investments after deferred taxes                   (.54)     4.52      (1.32)     5.22
Exercise of employee stock options *                    --        --         (.13)     --
Stock option expense                                     .02      --          .02      --
                                                     -------    ------    -------    ------
Increase in net asset value                             1.32      5.67        .41      7.20

Net asset value:
      Beginning of period                             101.83     79.97     102.74     78.44
                                                     -------    ------    -------    ------
      End of period                                  $103.15    $85.64    $103.15    $85.64
                                                     =======    ======    =======    ======

Increase (decrease) in deferred taxes on
  unrealized appreciation                            $  (.21)   $ 2.44    $  (.95)   $ 2.81

Deferred taxes on unrealized appreciation:
     Beginning of period                               40.91     30.73      41.65     30.36
                                                     -------    ------    -------    ------
     End of period                                   $ 40.70    $33.17    $ 40.70    $33.17
                                                     =======    ======    =======    ======

Shares outstanding at end of period
  (000s omitted)                                       3,875     3,857      3,875     3,857

* Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

5.       Recent Accounting Pronouncements

         In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN48), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have evaluated the positions in the tax returns we have filed and do not believe that FIN 48 will have a material impact on our financial statements.

Notes to Consolidated Financial Statements
(continued)

         The state of Texas recently passed House Bill 3 (HB3), which revises the existing franchise tax system to create a new tax on virtually all Texas businesses. Starting in the fiscal year 2007, HB3 changes the franchise tax base, lowers the tax rate and extends coverage to active businesses receiving state law liability protection. We have been subject to an immaterial amount of Texas franchise taxes and expect the HB3 to have some affect, but have not determined the extent of this impact.

         In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for years beginning after November 15, 2007. We are evaluating the impact of SFAS 157.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 clarifies the SEC staff's beliefs regarding the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at September 30, 2006 was $399,788,343 equivalent to $103.15 per share after deducting an allowance of $40.70 per share for deferred taxes on net unrealized appreciation of investments. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the September 30, 2006 net asset value reflects an increase of 22.9% during the past twelve months.

                                             September 30,    September 30,
                                                 2006             2005
                                                 ----             ----
               Net assets                    $399,788,343     $330,312,226
               Shares outstanding               3,875,751        3,857,051
               Net assets per share               $103.15           $85.64

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (continued)

Net Investment Income

         Interest income of $1,139,530 in the six months ended September 30, 2006 increased from $243,666 in the year-ago period due to an increase in excess cash and interest rates and a $631,000 interest payment from a portfolio company for prior interest that had been on a non-accrual basis. During the six months ended September 30, 2006 and 2005, we recorded dividend income from the following sources:

                                                        Six Months Ended
                                                          September 30
                                                          ------------
                                                       2006         2005
                                                       ----         ----
               Alamo Group Inc.                     $  338,556   $  338,556
               Dennis Tool Company                      49,999       49,999
               Kimberly-Clark Corporation               75,636       69,462
               Lifemark Group                          300,000      300,000
               PalletOne, Inc.                          89,842       89,842
               The RectorSeal Corporation              480,000      480,000
               Sprint Nextel Corporation                 4,500       13,500
               TCI Holdings, Inc.                       40,635       40,635
               The Whitmore Manufacturing Company      120,000      120,000
               Other                                    41,333       63,626
                                                    ----------   ----------
                                                    $1,540,501   $1,565,620
                                                    ==========   ==========

Net Realized Gain on Investments

         During the six months ended September 30, 2006, we reported a realized gain before income taxes of $9,615,763 which included a gain of $8,884,936, on our sale of 500,000 shares of Cenveo, Inc.

Net Increase (Decrease) in Unrealized Appreciation of Investments

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred income taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                              Three Months Ended          Six Months Ended
                                 September 30               September 30
                                 ------------               ------------
                              2006          2005         2006           2005
                              ----          ----         ----           ----
Encore Wire Corporation           --     $8,174,000  $  8,174,000   $ 8,174,000
Heelys, Inc.              $ 30,000,000    6,600,000    30,000,000     7,750,000
Media Recovery, Inc.              --      7,744,000          --       7,744,000
Palm Harbor Homes, Inc.    (15,710,000)   3,927,000   (23,565,000)   15,710,000

         During the six months ended September 30, 2006, the value of our investment in Palm Harbor Homes, Inc. was decreased from the March 31, 2006 value by $23,565,000 due to the continued deterioration of the manufactured housing market, the losses attributable to the closing of a manufacturing plant and eight retail centers, and the write-off of Palm Harbor's entire 50% limited partnership interest in its BankSource Mortgage business. The value of our investment in Heelys, Inc. was increased due to the major increases in the company's sales and earnings and its order backlog. This producer of specialty footwear with a removable wheel housed in the heel of the shoe has filed an S-1 registration statement with the SEC in anticipation of an initial public offering of its stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (continued)

Portfolio Investments

         During the quarter ended September 30, 2006, we invested $167,080 in a new portfolio company and made additional investments of $203,150 in an existing portfolio company.

         We have agreed, subject to certain conditions, to invest up to $6,819,820 in three portfolio companies.

Financial Liquidity and Capital Resources

         At September 30, 2006, we had cash and cash equivalents of approximately $24.3 million. Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $0.9 million held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $69.7 million. We also have an unsecured $25.0 million revolving line of credit from a commercial bank, of which $17.0 million was available at September 30, 2006. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 38 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $51.6 million of our investment portfolio is represented by unrestricted publicly-traded securities, and represent a source of liquidity.

         On June 30, 2006, we borrowed $150 million from JPMorgan Chase in order to maintain our tax status as a regulated investment company. On July 3, 2006, we repaid the $150 million note payable to bank from our cash and cash equivalents.

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

         Our investment performance is a function of our portfolio companies' profitability, which may be affected by economic cycles, competitive forces, foreign currency fluctuations and production costs including labor rates, raw material prices and certain commodity prices. Most of the companies in our investment portfolio do not hedge their exposure to raw material and commodity price fluctuations. However, the portfolio company with the greatest exposure to foreign currency fluctuations generally hedges its exposure. All of these factors may have an adverse effect on the value of our investments on our net asset value.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         (continued)

         Our investment in portfolio securities includes fixed-rate debt securities which totaled $6,820,171 at September 30, 2006, equivalent to 1.3% of the value of our total investments. Generally these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

         During the fiscal quarter ended September 30, 2006, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
--------------------------

Item 1A. Risk Factors

         There have been no material changes to our risk factors as disclosed in
         Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.


Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 17, 2006, with the following results of elections and approval:

                                                                          Votes Cast
                                                             -------------------------------------
                                                                         Against/     Abstentions/
                                                              For        Withheld      Non-Votes
                                                             -----       --------      ---------
a.   The following Directors were elected to serve until
     the next Annual Meeting of Stockholders:

         Donald W. Burton                                  3,405,450        4,173        450,628
         Graeme W. Henderson                               3,382,490       27,133        450,628
         Samuel B. Ligon                                   3,406,000        3,623        450,628
         Gary L. Martin                                    3,382,346       27,277        450,628
         William R. Thomas                                 3,175,855      233,768        450,628
         John H. Wilson                                    3,375,719       33,904        450,628

                                                                          Votes Cast
                                                             -------------------------------------
                                                                         Against/     Abstentions/
                                                              For        Withheld      Non-Votes
                                                             -----       --------      ---------

b.   Grant Thornton LLP was approved as our
     auditors for the 2007 fiscal year.                    3,406,316          413        453,522


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

                                   CAPITAL SOUTHWEST CORPORATION


                                       /s/ William R. Thomas
Date:     November 3, 2006         By:
       ----------------------          -----------------------------------------
                                       William R. Thomas, President and Chairman
                                       of  the Board (chief executive officer)


                                       /s/ Susan K. Hodgson
Date:  November 3, 2006            By:
       ----------------------          -----------------------------------------
                                       Susan K. Hodgson, Secretary-Treasurer
                                       (chief financial/accounting officer)