Form 10-Q
period 2006-12-31
CAPITAL SOUTHWEST CORP
filed 2007-02-02
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .....................to  ........................

                         Commission File Number: 814-61

                          CAPITAL SOUTHWEST CORPORATION
             (Exact name of registrant as specified in its charter)

             Texas                                               75-1072796
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


12900 Preston Road, Suite 700, Dallas, Texas                       75230
(Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (972) 233-8242

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----  ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

 Large accelerated filer     Accelerated filer  X      Non-accelerated filer
                        ----                  ----                          ----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes    No X
                           ----  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      3,886,051 shares of Common Stock, $1 Par Value as of January 31, 2007

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements

       Consolidated Statements of Financial Condition
          December 31, 2006 (Unaudited) and March 31, 2006.....................3

       Consolidated Statements of Operations (Unaudited)
          For the three and nine months ended December 31, 2006 and
          December 31, 2005....................................................4

       Consolidated Statements of Changes in Net Assets
          For the nine months ended December 31, 2006 (Unaudited) and year ended March 31, 2006.................................................5

       Consolidated Statements of Cash Flows (Unaudited)
          For the three and nine months ended December 31, 2006 and
          December 31, 2005....................................................6

       Portfolio of Investments
          December 31, 2006....................................................7

       Notes to Consolidated Financial Statements.............................12

     ITEM 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................15

     ITEM 3. Quantitative and Qualitative Disclosure About
               Market Risk....................................................18

     ITEM 4. Controls and Procedures..........................................18

PART II.  OTHER INFORMATION

     ITEM 1A.Risk Factors.....................................................19

     ITEM 6. Exhibits and Reports on Form 8-K.................................19

Signatures ...................................................................20


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                   December 31, 2006     March 31, 2006
                                                         -----------------     --------------
                                                            (Unaudited)
Investments at market or fair value
      Companies more than 25% owned
        (Cost: December 31, 2006 - $32,632,356
         March 31, 2006 - $23,114,866)                      $521,169,985         $298,481,983
      Companies 5% to 25% owned
        (Cost: December 31, 2006 - $18,798,896
        March 31, 2006 - $18,595,746)                         68,224,002           92,070,852
      Companies less than 5% owned
        (Cost: December 31, 2006 - $23,782,504
        March 31, 2006 - $46,886,344)                         71,712,439          159,875,248
                                                            ------------         ------------
      Total investments
        (Cost: December 31, 2006 - $75,213,756
        March 31, 2006 - $88,596,956)                        661,106,426          550,428,083
Cash and cash equivalents                                     56,530,336           11,503,866
Receivables                                                      288,259              135,887
Other assets                                                   7,466,502            7,300,297
                                                            ------------         ------------
      Totals                                                $725,391,523         $569,368,133
                                                            ============         ============

Liabilities and Shareholders' Equity

Note payable to bank                                        $  8,000,000         $  8,000,000
Other liabilities                                              1,598,172            1,697,086
Income taxes payable                                          11,080,699              982,653
Deferred income taxes                                        205,125,385          162,070,285
                                                            ------------         ------------
      Total liabilities                                      225,804,256          172,750,024
                                                            ------------         ------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,323,416 shares
        at December 31, 2006 and 4,297,616 shares
        at March 31, 2006                                      4,323,416            4,297,616
      Additional capital                                      10,004,264            8,109,797
      Undistributed net investment income                      4,700,087            3,744,830
      Undistributed net realized gain on investments         105,481,131           86,432,040
      Unrealized appreciation of investments -
        net of deferred income taxes                         382,111,671          301,067,128
      Treasury stock - at cost (437,365 shares)               (7,033,302)          (7,033,302)
                                                            ------------         ------------
      Net assets at market or fair value, equivalent
        to $128.56 per share at December 31, 2006 on
        the 3,886,051 shares outstanding and $102.74
        per share at March 31, 2006 on the 3,860,251
        shares outstanding                                   499,587,267          396,618,109
                                                            ------------         ------------
Totals                                                      $725,391,523         $569,368,133
                                                            ============         ============


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                 Three Months Ended                Nine Months Ended
                                                     December 31                       December 31
                                                 ------------------                -----------------
                                                2006             2005             2006             2005
                                                ----             ----             ----             ----
Investment income:
     Interest                               $    484,888      $    99,140     $  1,624,418     $   342,806
     Dividends                                 1,626,702        1,174,743        3,167,203       2,740,363
     Management and directors' fees              163,750          178,950          542,150         658,420
                                            ------------      -----------     ------------     -----------
                                               2,275,340        1,452,833        5,333,771       3,741,589
                                            ------------      -----------     ------------     -----------

Operating expenses:
     Salaries                                    310,127          287,584          973,926         767,084
     Net pension benefit                         (36,237)         (29,187)        (108,708)        (87,560)
     Other operating expenses                    238,504          185,619          690,469         569,611
                                            ------------      -----------     ------------     -----------
                                                 512,394          444,016        1,555,687       1,249,135
                                            ------------      -----------     ------------     -----------

Income before interest expense and
     income taxes                              1,762,946        1,008,817        3,778,084       2,492,454
Interest expense                                 133,749          105,565          458,953         320,647
                                            ------------      -----------     ------------     -----------
Income before income taxes                     1,629,197          903,252        3,319,131       2,171,807
Income tax expense                                12,700           10,200           40,724          38,100
                                            ------------      -----------     ------------     -----------

Net investment income                       $  1,616,497      $   893,052     $  3,278,407     $ 2,133,707
                                            ============      ===========     ============     ===========

Proceeds from disposition of investments    $ 31,578,052      $ 7,791,129     $ 42,020,132     $27,677,133
Cost of investments sold                      12,046,678        1,474,330       12,872,995      10,184,203
                                            ------------      -----------     ------------     -----------
Realized gain on investments
   before income taxes                        19,531,374        6,316,799       29,147,137      17,492,930
Income tax expense                             6,726,027        2,185,228       10,098,046       6,180,039
                                            ------------      -----------     ------------     -----------

Net realized gain on investments              12,805,347        4,131,571       19,049,091      11,312,891
                                            ------------      -----------     ------------     -----------

Increase in unrealized appreciation
  of investments before income taxes         132,210,244       15,009,434      124,061,543      45,975,188
Increase in deferred income taxes
  on appreciation of investments              46,023,000        5,254,000       43,017,000      16,092,000
                                            ------------      -----------     ------------     -----------

Net increase in unrealized
   appreciation of investments                86,187,244        9,755,434       81,044,543      29,883,188
                                            ------------      -----------     ------------     -----------

Net realized and unrealized gain
   on investments                           $ 98,992,591      $13,887,005     $100,093,634     $41,196,079
                                            ============      ===========     ============     ===========

Increase in net assets from operations      $100,609,088      $14,780,057     $103,372,041     $43,329,786
                                            ============      ===========     ============     ===========




                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                  Nine Months Ended        Year Ended
                                                  December 31, 2006      March 31, 2006
                                                  -----------------      --------------
                                                     (Unaudited)

Operations
      Net investment income                          $  3,278,407         $  2,389,256
      Net realized gain on investments                 19,049,091           13,115,874
      Net increase in unrealized appreciation
        of investments                                 81,044,543           80,685,303
                                                     ------------         ------------
      Increase in net assets from operations          103,372,041           96,190,433

Distributions from:
      Undistributed net investment income              (2,323,150)          (2,314,231)

Capital  share transactions
      Exercise of employee stock options                1,794,850              208,000
      Stock option expense                                125,417                 --
                                                     ------------         ------------

      Increase in net assets                          102,969,158           94,084,202

Net assets, beginning of period                       396,618,109          302,533,907
                                                     ------------         ------------

Net assets, end of period                            $499,587,267         $396,618,109
                                                     ============         ============















                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                              December 31                      December 31
                                                              -----------                      -----------
                                                         2006             2005            2006             2005
                                                         ----             ----            ----             ----
Cash flows from operating activities
Increase in net assets from operations               $100,609,088     $14,780,057     $103,372,041     $ 43,329,786
Adjustments to reconcile increase in net
 assets from operations to net cash
 provided by operating activities:
 Proceeds from disposition of investments              31,578,052       7,791,129       42,020,132       27,677,133
 Purchases of securities                                   (4,500)     (1,209,231)        (374,730)     (14,194,097)
 Maturities of securities                                    --              --            884,936          375,000
 Depreciation and amortization                              4,426           3,968           12,313           11,817
 Net pension benefit                                      (36,237)        (29,187)        (108,708)         (87,560)
 Realized gain on investments before
    income taxes                                      (19,531,374)     (6,316,799)     (29,147,137)     (17,492,930)
 Deferred taxes on realized gain on
    investments                                         6,726,027       2,185,228       10,098,046        6,180,039
 Net increase in unrealized appreciation
    of investments                                    (86,187,244)     (9,755,434)     (81,044,543)     (29,883,188)
 Stock option expense                                      43,586            --            125,417             --
 (Increase) decrease in receivables                      (105,087)        144,240         (152,372)          24,448
 (Increase) decrease in other assets                        3,391           5,353          (14,597)          21,050
 Increase (decrease) in and other liabilities              38,330          11,529          (46,526)        (148,156)
 Decrease in accrued pension cost                         (36,567)        (38,669)        (107,602)        (116,005)
 Deferred income taxes                                     12,700          10,200           38,100           30,600
                                                     ------------     -----------     ------------     ------------
Net cash provided by operating activities              33,114,591       7,582,384       45,554,770       15,727,937
                                                     ------------     -----------     ------------     ------------


Cash flows from financing activities
Decrease in note payable to portfolio
  company                                                    --              --               --         (5,000,000)
Distributions from undistributed net
  investment income                                    (1,551,100)     (1,542,821)      (2,323,150)      (2,314,231)
Proceeds from exercise of employee options                697,350            --          1,794,850             --
                                                     ------------     -----------     ------------     ------------
Net cash used in financing activities                    (853,750)     (1,542,821)        (528,300)      (7,314,231)
                                                     ------------     -----------     ------------     ------------

Net increase in cash and cash
  equivalents                                          32,260,841       6,039,563       45,026,470        8,413,706
Cash and cash equivalents at beginning
  of period                                            24,269,495       7,479,078       11,503,866        5,104,935
                                                     ------------     -----------     ------------     ------------
Cash and cash equivalents at end of period           $ 56,530,336     $13,518,641     $ 56,530,336     $ 13,518,641
                                                     ============     ===========     ============     ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                           $    133,749     $   104,287     $    458,953     $    319,147
  Income taxes                                       $       --       $      --       $     20,000     $      7,500




                (See Notes to Consolidated Financial Statements)


                                       Portfolio of Investments - December 31, 2006
                                       --------------------------------------------

   Company                                                 Investment (a)                                  Cost           Value (b)
------------------------------------------------------------------------------------------------------------------------------------
+AT&T INC.                                         ++20,770 shares common stock (acquired 3-9-99)      $        12      $    742,528
  San  Antonio, Texas
  Global leader in local, long distance,
  Internet and transaction-based voice
  and data services.

+ALAMO GROUP INC.                                  2,821,300 shares common stock (acquired
  Sequin, Texas                                     4-1-73 thru 10-4-99)                                 2,065,047        45,141,000
  Tractor-mounted mowing and mobile
  excavation equipment for governmental,
  industrial and agricultural markets;
  street-sweeping equipment for
  municipalities.

ALL COMPONENTS, INC.                               10% subordinated note due 2008 (acquired
  Addison, Texas                                    10-28-03 thru 10-3-05)                               3,000,000         3,000,000
  Electronics contract manufacturing;              150,000 shares Series A convertible preferred
  distribution and production of memory             stock, convertible into 600,000 shares of
  and other components for computer                 common stock at $0.25 per share (acquired
  manufacturers, retailers and value-added          9-16-94)                                               150,000         1,000,000
  resellers; distribution of automotive                                                                -----------      ------------
  accessories.                                                                                           3,150,000         4,000,000

+ALLTEL CORPORATION                                ++8,880 shares common stock (acquired 7-1-98)            88,699           537,062
  Little Rock, Arkansas
  Owner and operator of the nation's
  largest wireless network.

BALCO, INC.                                        445,000 shares common stock and 60,920 shares
  Wichita, Kansas                                   Class B non-voting common stock (acquired
  Specialty architectural products used in          10-25-83 and 5-30-02)                                  624,920         2,500,000
  the construction and remodeling of
  commercial and institutional buildings.


BOXX TECHNOLOGIES, INC.                            3,125,354 shares Series B convertible preferred
  Austin, Texas                                     stock, convertible into 3,125,354 shares of
  Workstations for computer graphics                common stock at $0.50 per share (acquired
  imaging and design.                               8-20-99 thru 8-8-01)                                 1,500,000           300,000


CMI HOLDING COMPANY, INC.                          10% convertible subordinated notes, convertible
  Richardson, Texas                                 into 706,144 shares of common stock at $1.32
  Owns Chase Medical, which develops and            per share, due 2007 (acquired 4-16-04 thru
  sells devices used in cardiac surgery to          12-17-04)                                              750,000           750,000
  relieve congestive heart failure; develops       2,327,658 shares Series A convertible preferred
  and supports cardiac imaging systems.             stock, convertible into 2,327,658 shares of
                                                    common stock at $1.72 per share (acquired
                                                    8-21-02 and 6-4-03)                                  4,000,000         2,000,000
                                                   Warrants to purchase 109,012 shares of common
                                                    stock at $1.72 per share, expiring 2012
                                                    (acquired 4-16-04)                                           -                 -
                                                                                                       -----------      ------------
                                                                                                         4,750,000         2,750,000


   Company                                                 Investment (a)                                  Cost           Value (b)
------------------------------------------------------------------------------------------------------------------------------------
+COMCAST CORPORATION                               ++43,104 shares common stock (acquired 11-18-02)    $        21      $  1,821,575
  Philadelphia, Pennsylvania
  Leading provider of cable, entertainment
  and communications products and services.

DENNIS TOOL COMPANY                                20,725 shares 5% convertible preferred stock,
  Houston, Texas                                    convertible into 20,725 shares of common stock
  Polycrystalline diamond compacts (PDCs)           at $48.25 per share (acquired 8-10-98)                 999,981           999,981
  used in oil field drill bits and in mining       140,137 shares common stock (acquired 3-7-94
  and industrial applications.                      and 8-10-98)                                         2,329,963                 2
                                                                                                       -----------      ------------
                                                                                                         3,329,944           999,983

+DISCOVERY HOLDING COMPANY                         ++70,501 shares Series A common stock
  Englewood, Colorado                               (acquired 7-21-05)                                      20,262         1,134,361
  Provider of creative content, media
  management and network services
  worldwide.

+EMBARQ CORPORATION                                ++4,500  shares common stock (acquired 5-17-06)          46,532           236,520
  Overland Park, Kansas
  Local exchange carrier that provides
  local voice and data services, including
  high-speed Internet.

+ENCORE WIRE CORPORATION                           4,086,750 shares common stock (acquired
  McKinney, Texas                                   7-16-92 thru 10-7-98)                                5,800,000        61,301,000
  Electric wire and cable for residential
  and commercial  use.

EXTREME INTERNATIONAL, INC.                        39,359.18 shares Series C convertible preferred
  Sugar Land, Texas                                 stock, convertible into 157,436.72 shares of
  Owns Bill Young Productions, Texas                common stock at $25.00 per share (acquired
  Video and Post, and Extreme Communica-            9-30-03)                                             2,625,000         5,314,000
  tions, which produce radio and television        3,750 shares 8% Series A convertible preferred
  commercials and corporate communica-              stock, convertible into 15,000 shares of
  tions videos.                                     common stock at $25.00 per share (acquired
                                                    9-30-03)                                               375,000           506,000
                                                   Warrants to purchase 13,035 shares of common
                                                    stock at $25.00 per share, expiring 2008
                                                    (acquired 8-11-98 thru 9-30-03)                              -           133,000
                                                                                                       -----------      ------------
                                                                                                         3,000,000         5,953,000

+FMC CORPORATION                                   ++6,430 shares common stock (acquired 6-6-86)            66,726           492,217
  Philadelphia, Pennsylvania
  Chemicals for agricultural,
  industrial and consumer markets.

+FMC TECHNOLOGIES, INC.                            ++11,057 shares common stock (acquired 1-2-02)           57,051           681,443
  Houston, Texas
  Equipment and systems for the energy,
  food processing and air transportation
  industries.

+HEELYS, INC.                                      9,317,310 shares common stock (acquired 5-26-00)        102,490       195,664,000
  Carrollton, Texas
  Heelys stealth skate shoes sold through
  sporting goods chains, department stores,
  footwear retailers and on-line at Heelys.com.


   Company                                                 Investment (a)                                  Cost           Value (b)
------------------------------------------------------------------------------------------------------------------------------------
HIC-STAR CORPORATION                               10% subordinated note due 2007 (acquired
  Dallas, Texas                                     10-19-04 and 1-13-05)                              $   352,646      $    352,646
  Holding company previously engaged in            12% subordinated notes due 2008 (acquired
  mortgage banking operations, which have           3-25-05 thru 2-27-06)                                  717,523           354,738
  now been sold.                                   12% demand note (acquired 12-15-06)                       4,500             4,500
                                                   Warrants to purchase 463,162 shares of Series A
                                                    common stock at $1.00 per share, expiring 2014
                                                    (acquired 3-31-04 thru 1-13-05)                              -                 -
                                                                                                       -----------      ------------
                                                                                                         1,074,669           711,884

+HOLOGIC, INC.                                     ++316,410 shares common stock (acquired 8-27-99)        220,000        14,940,880
  Bedford, Massachusetts
  Medical instruments including bone
  densitometers, mammography devices
  and digital radiography systems.

+KIMBERLY-CLARK CORPORATION                        ++77,180 shares common stock (acquired 12-18-97)      2,358,518         5,244,381
  Dallas, Texas
  Manufacturer of tissue, personal care and
  health care products.

+LIBERTY GLOBAL, INC.                              ++42,463 shares Series A common stock
  Englewood, Colorado                               (acquired 6-15-05)                                     106,553         1,237,796
  Owns interests in broadband, distribution        ++42,463 shares Series C common stock
  and content companies.                            (acquired 9-6-05)                                      100,870         1,188,964
                                                                                                       -----------      ------------
                                                                                                           207,423         2,426,760

+LIBERTY MEDIA CORPORATION                         ++35,250 shares of Liberty Capital Series A
  Englewood, Colorado                               common stock (acquired 5-9-06)                          51,829         3,452,738
  Holding company owning interests in              ++176,252 shares of Liberty Interactive Series A
  electronic retailing, media, communications        common stock (acquired 5-9-06)                         66,424         3,799,993
  and entertainment businesses.                                                                        -----------      ------------
                                                                                                           118,253         7,252,731

LIFEMARK GROUP                                     1,449,026 shares common stock (acquired 7-16-69)      4,510,400        40,000,000
  Hayward, California
  Cemeteries, mausoleums and mortuaries
  located in northern California.

MEDIA RECOVERY, INC.                               800,000 shares Series A convertible preferred
  Graham, Texas                                     stock, convertible into 800,000 shares of common
  Computer and office automation supplies           stock at $1.00 per share (acquired 11-4-97)            800,000         7,000,000
  and accessories; impact and tilt monitoring      4,000,000 shares common stock (acquired 11-4-97)      4,615,000        35,000,000
  devices to detect mishandled shipments;                                                              -----------      ------------
  dunnage for protecting shipments.                                                                      5,415,000        42,000,000

PALLETONE, INC.                                    12.3% senior subordinated notes due 2012
  Bartow, Florida                                   (acquired 9-25-06)                                   1,553,150         2,000,000
  Wood pallet manufacturer with 17                 150,000 shares common stock (acquired 10-18-01)         150,000         1,714,000
  pallet manufacturing facilities.                 Warrant to purchase 15,294 shares of common stock
                                                    at $1.00 per share, expiring 2011 (acquired
                                                    2-17-06)                                                45,746           159,000
                                                                                                       -----------      ------------
                                                                                                         1,748,896         3,873,000

+PALM HARBOR HOMES, INC.                           7,855,121 shares common stock (acquired 1-3-85
  Dallas, Texas                                     thru 7-31-95)                                       10,931,955        70,696,000
  Integrated manufacturing, retailing,
  financing and insuring of manufactured
  housing and modular homes.


   Company                                                 Investment (a)                                  Cost           Value (b)
------------------------------------------------------------------------------------------------------------------------------------
+PETSMART, INC.                                    ++300,000 shares common stock (acquired 6-1-95)     $ 1,318,771      $  8,658,000
  Phoenix, Arizona
  Retail chain of more than 885 stores
  selling pet foods, supplies and
  services.

PHARMAFAB, INC.                                    6% convertible subordinated notes, $4,205,616
  Grand Prairie, Texas                              principal amount, convertible into Series A or
  Contract manufacturer of branded and              B convertible preferred stock, convertible into
  generic pharmaceutical drugs; developer           560,750 shares of common stock at $7.50 per
  of drug delivery technology.                      share, due 2013 (acquired 2-28-06)                   4,000,000                 2
                                                   Warrants to purchase 16,668 shares of Series A
                                                    or B convertible preferred stock at $100.00
                                                    per share, convertible into 222,240 shares
                                                    of common stock at $7.50 per share,
                                                    expiring 2012 and 2013 (acquired 6-16-05
                                                    and 2-28-06)                                                 -                 -
                                                                                                       -----------      ------------
                                                                                                         4,000,000                 2

THE RECTORSEAL CORPORATION                         27,907 shares common stock (acquired 1-5-73
  Houston, Texas                                    and 3-31-73)                                            52,600        98,000,000
  Specialty chemicals for plumbing, HVAC,
  electrical, construction, industrial, oil
  field and automotive applications; smoke
  containment systems for building fires;
  owns 20% of Whitmore Manufacturing Company.

+SPRINT NEXTEL CORPORATION                         ++90,000  shares common stock (acquired 6-20-84)        457,113         1,700,100
  Reston, Virginia
  Diversified telecommunications company.

TCI  HOLDINGS, INC.                                21 shares 12% Series C cumulative compounding
  Denver, Colorado                                  preferred stock (acquired 1-30-90)                           -           677,250
  Cable television systems and microwave
  relay systems.

+TEXAS CAPITAL BANCSHARES, INC.                    ++489,656 shares common stock (acquired 5-1-00)       3,550,006         9,729,465
  Dallas, Texas
  Regional bank holding company with
  banking operations in six Texas cities.

VIA HOLDINGS, INC.                                 9,118 shares Series B preferred stock
  Sparks, Nevada                                    (acquired 9-19-05)                                   4,559,000         2,300,000
  Designer, manufacturer and distributor of
  high-quality office seating.

WELLOGIX, INC.                                     4,417,815 shares Series A-1 convertible
  Houston, Texas                                    participating preferred stock, convertible into
  Developer and supporter of software used          4,417,815 shares of common stock at $1.1318 per
  by the oil and gas industry to control            share (acquired 8-19-05 thru 9-15-06)                5,000,000                 2
  drilling and maintenance expenses.

THE WHITMORE MANUFACTURING COMPANY                 80 shares common stock (acquired 8-31-79)             1,600,000        26,000,000
  Rockwall, Texas
  Specialized mining, industrial and railroad
  lubricants; coatings for automobiles and
  primary metals; fluid contamination control
  devices.


   Company                                                 Investment (a)                                  Cost           Value (b)
------------------------------------------------------------------------------------------------------------------------------------
+WINDSTREAM CORPORATION                            ++9,181 shares common stock (acquired 7-17-06)      $    19,656      $    130,554
  Little Rock, Arkansas
  Provider of voice, broadband and entertain-
  ment services.

MISCELLANEOUS                                      - BankCap Partners Fund I, L.P. - 6.2% limited
                                                      partnership interest (acquired 7-14-06)              167,080           167,080
                                                   - Diamond State Ventures, L.P. - 1.9% limited
                                                      partnership interest (acquired 10-12-99
                                                      thru 8-26-05)                                        146,000           146,000
                                                   - First Capital Group of Texas III, L.P. - 3.3%
                                                      limited partnership interest (acquired
                                                      12-26-00 thru 8-12-05)                               964,604           964,604
                                                   - Humac Company - 1,041,000 shares common stock
                                                      (acquired 1-31-75 and 12-31-75)                            -           169,000
                                                   - STARTech Seed Fund I - 12.1% limited
                                                      partnership interest (acquired 4-17-98 thru
                                                      1-5-00)                                              178,066                 1
                                                   - STARTech Seed Fund II - 3.2% limited
                                                      partnership interest (acquired 4-28-00 thru
                                                      2-23-05)                                             950,000                 1
                                                   - Sterling Group Partners I, L.P. - 1.7% limited
                                                      partnership interest (acquired 4-20-01 thru
                                                      1-24-05)                                           1,064,042         1,064,042
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                                                      $75,213,756      $661,106,426
                                                                                                       ===========      ============
------------------------------------------------------------------------------------------------------------------------------------

+Publicly-owned company                            ++Unrestricted securities as defined in Note (a)



                        Notes to Portfolio of Investments
                        ---------------------------------


(a) Unrestricted securities (indicated by ++) are freely marketable securities having readily available market quotations. All other securities are restricted securities which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2006, restricted securities represented approximately 91.6% of the value of the consolidated investment portfolio.

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


2.       Stock-Based Compensation

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which revised SFAS 123. SFAS 123R also supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R eliminates the alternative to account for employee stock options under APB 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the vesting period.

         In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting.

         Effective April 1, 2006, we adopted SFAS 123R using the modified prospective transition method. We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Accordingly, for the quarter and nine months ended December 31, 2006, we recognized compensation expense of $43,586 and $125,417, respectively.

         The following table illustrates the effect on net asset value and net asset value per share for the nine months ended December 31, 2006 if we had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based compensation for options granted prior to the implementation of FASB Statement No. 123.

Notes to Consolidated Financial Statements
(continued)


                                             December 31,           December 31,
                                                 2006                  2005
                                                 ----                  ----

Net asset value, as reported                 $499,587,267           $343,549,462
Deduct: Total fair value computed
   stock-based compensation                             -                113,202
                                             ------------           ------------
Pro forma net asset value                    $499,587,267           $343,436,260
                                             ============           ============

Net asset value per share:
   Basic - as reported                            $128.56                $89.07
                                                  =======                ======
   Basic - pro forma                              $     -                $89.04
                                                  =======                ======

   Diluted - as reported                          $128.43                $88.90
                                                  =======                ======
   Diluted - pro forma                            $     -                $88.87
                                                  =======                ======

         As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options was $1,215,039, which will be amortized over the weighted-average service period of approximately 7.78 years.

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

         At December 31, 2006, there were 58,500 shares available for grant under the Plan. The per share weighted-average fair value of the stock options granted on May 15, 2006 was $31.276 per option using the Black-Scholes pricing model with the following assumptions: expected dividend yield of .64%, risk-free interest rate of 5.08%, expected volatility of 21.1%, and expected life of 7 years. The per share weighted-average fair value of the stock options granted on July 17, 2006 was $33.045 per option using the Black-Scholes pricing model with the following assumptions: expected dividend yield of .61%, risk-free interest rate of 5.04%, expected volatility of 21.2%, and expected life of 7 years.

         The following summarizes activity in the stock option plan since March 31, 2006:

                                                Number          Weighted-Average
                                               of shares         Exercise Price
                                               ---------         --------------
Balance at March 31, 2006                        45,300                $68.411
   Granted                                       57,500                 94.136
   Exercised                                    (25,800)                69.568
   Canceled                                     (24,500)                89.482
                                                -------                -------
Balance at December 31, 2006                     52,500                 86.184
                                                =======                =======

         At December 31, 2006, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.00 to $98.44 and 8.03 years, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2006 was $571,565 with the exercise prices ranging from $65.00 to $77.00 per share. New shares were issued for the $1,794,850 cash received from option exercises for the nine months ended December 31, 2006.


Notes to Consolidated Financial Statements
(continued)

         At December 31, 2006, the number of options exercisable was 8,515 and the weighted-average exercise price of those options was $69.15.


4.       Summary of Per Share Information
                                                   Three Months Ended          Nine Months Ended
                                                       December 31                 December 31
                                                       -----------                 -----------
                                                  2006          2005           2006           2005
                                                  ----          ----           ----           ----
Investment income                              $   .58       $   .38        $  1.37        $   .97
Operating expenses                                (.13)         (.12)          (.40)          (.33)
Interest expense                                  (.04)         (.03)          (.12)          (.08)
Income taxes                                         -             -           (.01)          (.01)
                                               -------       -------        -------        -------
Net investment income                              .41           .23            .84            .55
Distributions from undistributed
  net investment income                           (.40)         (.40)          (.60)          (.60)
Net realized gain on investments                  3.29          1.07           4.90           2.93
Net increase in unrealized appreciation
  of investments after deferred taxes            22.18          2.53          20.86           7.75
Exercise of employee stock options*               (.08)            -           (.21)             -
Stock option expense                               .01             -            .03              -
                                               -------       -------        -------        -------
Increase in net asset value                      25.41          3.43          25.82          10.63

Net asset value:
      Beginning of period                       103.15         85.64         102.74          78.44
                                               -------       -------        -------        -------
      End of period                            $128.56       $ 89.07        $128.56        $ 89.07
                                               =======       =======        =======        =======

Increase in deferred taxes on
  unrealized appreciation                      $ 11.74       $  1.36        $ 10.79        $  4.17

Deferred taxes on unrealized appreciation:
     Beginning of period                         40.70         33.17          41.65          30.36
                                               -------       -------        -------        -------
     End of period                             $ 52.44       $ 34.53        $ 52.44        $ 34.53
                                               =======       =======        =======        =======

Shares outstanding at end of period
  (000s omitted)                                 3,886         3,857          3,886          3,857

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

Notes to Consolidated Financial Statements
(continued)


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

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other post-retirement plans in their financial statements. The provisions of SFAS No. 158 are effective for us as of the end of our fiscal year ending March 31, 2007. We are evaluating the impact of the provisions of this statement on our consolidated financial position, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at December 31, 2006 was $499,587,267 equivalent to $128.56 per share after deducting an allowance of $52.44 per share for deferred taxes on net unrealized appreciation of investments. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the December 31, 2006 net asset value reflects increases of 27.8% during the preceding three months and 48.4% during the past twelve months.

                                        December 31,       December 31,
                                           2006               2005
                                           ----               ----
           Net assets                   $499,587,267       $343,549,462
           Shares outstanding              3,886,051          3,857,051
           Net assets per share              $128.56             $89.07


Results of Operations

         The composite measure of our financial performance in the Consolidated Statements of Operations is captioned "Increase in net assets from operations" and consists of three elements. The first is "Net investment income", which is the difference between our income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is "Net realized gain on investments", which is the difference between the proceeds received from disposition of portfolio securities and their stated cost, net of applicable income tax expense. The third element is the "Net increase in unrealized appreciation of investments", which is the net change in the market or fair value of our investment portfolio, compared with stated cost, net of an increase in deferred income taxes which would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio. It should be noted that the "Net realized gain on investments" and "Net increase in unrealized appreciation of investments" are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


by transferring the gain associated with the transaction from being "unrealized" to being "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

         Interest income of $1,624,418 in the nine months ended December 31, 2006 increased from $342,806 in the year-ago period due to an increase in excess cash and interest rates and a $631,000 interest payment from a portfolio company for prior interest that had been on a non-accrual basis. During the nine months ended December 31, 2006 and 2005, we recorded dividend income from the following sources:

                                                   Nine Months Ended
                                                      December 31
                                                      -----------
                                                   2006          2005
                                                   ----          ----
         Alamo Group Inc.                    $  507,834     $  507,834
         Balco, Inc.                                  -        252,960
         Dennis Tool Company                     62,499         49,999
         Kimberly-Clark Corporation             113,455        104,193
         Lifemark Group                         450,000        450,000
         PalletOne, Inc.                         89,842        134,764
         The RectorSeal Corporation           1,629,947        866,893
         TCI Holdings, Inc                       60,953         60,953
         The Whitmore Manufacturing Company     180,000        180,000
         Other                                   72,673        132,767
                                             ----------     ----------
                                             $3,167,203     $2,740,363
                                             ==========     ==========
Net Realized Gain on Investments

         During the nine months ended December 31, 2006, we reported a realized gain before income taxes of $29,147,137 which included a gain of $31,070,149 on our sale of 1,591,790 shares of Heelys, Inc. and a gain of $8,884,936 on our sale of 500,000 shares of Cenveo, Inc. which were offset by losses of $6,529,167 on Hic-Star Corporation and $5,500,000 on PharmaFab, Inc.

Net Increase in Unrealized Appreciation of Investments

         Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred income taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                   Three Months Ended             Nine Months Ended
                                       December 31                   December 31
                                       -----------                   -----------
                                   2006           2005           2006           2005
                                   ----           ----           ----           ----
Encore Wire Corporation      $ (28,608,000)  $20,433,000   $ (20,434,000)    $28,607,000
Heelys, Inc.                   140,040,908     4,250,000     170,040,908      12,000,000
Palm Harbor Homes, Inc.         (3,928,000)            -     (27,493,000)     15,710,000
The RectorSeal Corporation      10,500,000             -      10,500,000       2,100,000

         On December 8, 2006, we realized a significant gain on the sale of a small fraction of our Heelys investment, and during the nine months ended December 31, 2006, the value of our remaining Heelys stock increased from the March 31, 2006 value by $170,040,908. This was attributable to the dramatic increases in the company's sales and earnings during 2006 and the very strong market interest in the initial public offering of Heelys common stock, which

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


attracted a severalfold over-subscription. This producer of specialty footwear with a removable wheel housed in the heel of the shoe completed the initial public offering of its stock on December 8, 2006, selling a total of 7,393,750 shares at $21.00 per share. A total of 4,268,750 shares were sold by selling stockholders including 1,591,790 shares sold by our Company.

         Offsetting part of the major increase in Heelys' value during the nine months ended December 31, 2006 were significant decreases in the values of the restricted stocks of two of our major holdings, which experienced earnings declines in the face of unfavorable industry conditions. These included Palm Harbor Homes and Encore Wire, which decreased in value by $27,493,000 and $20,434,000 respectively.

Portfolio Investments

         During the quarter ended December 31, 2006, we made an additional investment of $4,500 in an existing portfolio company.

         We have agreed, subject to certain conditions, to invest up to $10,319,820 in three portfolio companies.

Financial Liquidity and Capital Resources

         At December 31, 2006, we had cash and cash equivalents of approximately $56.5 million. Pursuant to Small Business Administration ("SBA") regulations, cash and cash equivalents of $2.2 million held by Capital Southwest Venture Corporation ("CSVC") may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $16.4 million. We also have an unsecured $25.0 million revolving line of credit from a commercial bank, of which $17.0 million was available at December 31, 2006. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 38 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $55.7 million of our investment portfolio is represented by unrestricted publicly-traded securities which represent a source of liquidity.

         On June 30, 2006, we borrowed $150 million from JPMorgan Chase in order to maintain our tax status as a regulated investment company. On July 3, 2006, we repaid the $150 million note payable to bank from our cash and cash equivalents.

         On January 2, 2007, we repaid the $8 million note payable to bank from our cash and cash equivalents.

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

         Our investment in portfolio securities includes fixed rate debt securities which totaled $6,461,886 at December 31, 2006, equivalent to 1.0% of the value of our total investments. Generally these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

         During the fiscal quarter ended December 31, 2006, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                                    CAPITAL SOUTHWEST CORPORATION


                                                 /s/ William R. Thomas
Date:      February 2, 2007         By:
     ---------------------------       -----------------------------------------
                                       William R. Thomas, President and Chairman
                                       of  the Board (chief executive officer)


                                                /s/ Susan K. Hodgson
Date:      February 2, 2007         By:
     ---------------------------       -----------------------------------------
                                       Susan K. Hodgson, Secretary-Treasurer
                                       (chief financial/accounting officer)