Form 10-K
period 2007-03-31
CAPITAL SOUTHWEST CORP
filed 2007-05-25
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ...................to ...........................

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


Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act. Yes    No X


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

Large accelerated filer ____  Accelerated filer  X    Non-accelerated filer ____
                                               -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes    No X


The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2006 was $332,548,127, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of May 15, 2007 was 3,888,151.

       Documents Incorporated by Reference                    Part of Form 10-K
       -----------------------------------                    -----------------

(1)  Annual Report to Shareholders for the Year          Parts I and II; and
            Ended March 31, 2007                  Part IV, Item 15(a)(1) and (2)

(2)  Proxy Statement for Annual Meeting of                    Part III
     Shareholders to be held July 16, 2007

                                TABLE OF CONTENTS


                                                                            Page
PART I
    Item 1.      Business......................................................1
    Item 1A.     Risk Factors..................................................1
    Item 1B.     Unresolved Staff Comments.....................................4
    Item 2.      Properties....................................................4
    Item 3.      Legal Proceedings.............................................4
    Item 4.      Submission of Matters to a Vote of Security Holders...........4

PART II
    Item 5.      Market for Registrant's Common Equity, Related Stockholder
                    Matters and Issuer Purchases of Equity Securities..........4
    Item 6.      Selected Financial Data.......................................5
    Item 7.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................5
    Item 7A.     Quantitative and Qualitative Disclosures About
                    Market Risk................................................5
    Item 8.      Financial Statements and Supplementary Data...................6
    Item 9.      Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure........................6
    Item 9A.     Controls and Procedures.......................................6
    Item 9B.     Other Information.............................................7

PART III
    Item 10.     Directors, Executive Officers and Corporate Governance........7
    Item 11.     Executive Compensation........................................8
    Item 12.     Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters.................8
    Item 13.     Certain Relationships and Related Transactions, and
                    Director Independence......................................9
    Item 14.     Principal Accountant Fees and Services........................9

PART IV
    Item 15.     Exhibits and Financial Statement Schedules....................9

Signatures ...................................................................10

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

     We are a venture capital investment company whose objective is to achieve capital appreciation through long-term investments in businesses believed to have favorable growth potential. Our investment interests are focused on expansion financings, management buyouts, recapitalizations, industry consolidations and early-stage financings in a broad range of industry segments. Our portfolio is a composite of companies in which we have major interests as well as a number of developing companies and marketable securities of established publicly-owned companies. We make available significant managerial assistance to the companies in which we invest and believe that providing material assistance to such investee companies is critical to their business development activities.

     The 12 largest investments we own had a combined cost of $38,566,269 and a value of $638,196,845, representing 93.7% of the value of our consolidated investment portfolio at March 31, 2007. For a narrative description of the 12 largest investments, see "Twelve Largest Investments - March 31, 2007" on pages 8 through 10 of our Annual Report to Shareholders for the Year Ended March 31, 2007 (our "2007 Annual Report") which is herein incorporated by reference. Certain of the information presented on the 12 largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' audited financial statements.

     We compete for attractive investment opportunities with venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.

     The number of persons employed by us at March 31, 2007 was seven.

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

Item 1A. Risk Factors

     You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K, including our consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

     Historically, we have distributed net investment income semi-annually. Our current intention is to continue these distributions of ordinary income to our shareholders. Also, historically, we have retained net realized capital gains, paid the resulting tax at the corporate level and retained the after-tax gains to supplement our equity capital and support continuing additions to our portfolio. Our shareholders then report such capital gains on their tax returns, receive credit for the tax we paid and are deemed to have reinvested the amount of the retained after-tax gain. We cannot assure you that we will achieve investment results or maintain a RIC tax status that will allow any specified level of cash distributions or our shareholders' current tax treatment of realized and retained capital gains.

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

     Our common stock is listed on The Nasdaq Global Market ("NASDAQ"). Shareholders desiring liquidity may sell their shares on NASDAQ at current market value, which has often been below net asset value. Shares of closed-end investment companies frequently trade at discounts from net asset value, which is a risk separate and distinct from the risk that a fund's performance will cause its net asset value to decrease.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Information set forth under the captions "Shareholder Information - Shareholders, Market Prices and Dividends" on page 37 of our 2007 Annual Report is herein incorporated by reference.


                                Performance Graph

     The following graph compares our cumulative total shareholder return during the last five years (based on the market price of our common stock and assuming reinvestment of all dividends and tax credits on retained long-term capital gains) with the Total Return Index for NASDAQ (U.S. Companies) and with the Total Return Index for Nasdaq Financial Stocks, both of which indices have been prepared by the Center for Research in Security Prices at the University of Chicago.

                Comparison of Five Year Cumulative Total Returns

                                 [GRAPH OMITTED]



                  Nasdaq Total          Nasdaq Financial       Capital Southwest
                  Return (U.S.)            Stocks                 Corporation

2002                100.000                100.000                  100.000
2003                 73.397                 92.777                   70.744
2004                108.335                133.387                  112.003
2005                109.059                138.745                  118.299
2006                128.607                162.999                  143.785
2007                133.404                170.643                  241.089



Item 6. Selected Financial Data

     "Selected Consolidated Financial Data" on page 36 of our 2007 Annual Report is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pages 33 through 35 of our 2007 Annual Report are herein incorporated by reference.

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

     Our investment in portfolio securities includes fixed-rate debt securities which totaled $6,109,238 at March 31, 2007, equivalent to 0.9% of the value of our total investments. Generally, these debt securities are below investment grade and have relatively high fixed rates of interest, therefore; minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.


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

Item 8. Financial Statements and Supplementary Data

     Pages 11 through 32 of our 2007 Annual Report are herein incorporated by reference. See also Item 15 of this Form 10-K - "Exhibits and Financial
Statement Schedules".

     Selected Quarterly Financial Data (Unaudited)
     ---------------------------------

     The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2007 and 2006.

                                                            First         Second           Third       Fourth
                                                           Quarter        Quarter         Quarter      Quarter        Total
                                                           -------        -------         -------      -------        -----
                                                                         (In thousands, except per share amounts)

2007
----
    Net investment income                             $       492     $    1,170        $ 1,617      $    954      $  4,233
    Net realized gain (loss) on investments                   258          5,986         12,805        (2,715)       16,334
    Net increase (decrease) in unrealized
        appreciation of investments                        (3,023)        (2,120)        86,187        15,300        96,344
    Net increase (decrease) in net assets
       from operations                                     (2,273)         5,036        100,609        13,539       116,911
    Net increase (decrease) in net assets
       from operations per share                            (0.59)          1.30          25.89          3.48         30.08

2006
----
    Net investment income                               $     574     $      666       $    893      $    256      $  2,389
    Net realized gain on investments                        3,409          3,772          4,132         1,803        13,116
    Net increase in unrealized
       appreciation of investments                          2,692         17,436          9,755        46,521        80,685
    Net increase in net assets
       from operations                                      6,675         21,874         14,780        48,580        96,190
    Net increase in net assets
       from operations per share                             1.73           5.67           3.83         12.58         24.92



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

(i)  Disclosure Controls and Procedures.

     As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the President and Chairman of the Board and Secretary-Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the President and Chairman of the Board and Secretary-Treasurer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the President and Chairman of the Board and Secretary-Treasurer, as appropriate, to allow timely decisions regarding such required disclosure.

     During the fiscal quarter ended March 31, 2007, there were no changes to the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

(ii) Internal Control Over Financial Reporting.

(a)  Management's annual report on internal control over financial reporting.

     The  Company's   management  report  on  internal  control  over  financial reporting is set forth in our 2007 Annual Report on page 30 and is incorporated herein by reference.

(b)  Attestation report of the registered public accounting firm

     The report of Grant Thornton LLP, the Company's independent registered public accounting firm, on management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting is set forth in our 2007 Annual Report on page 31 and is incorporated herein by reference.

Item 9B. Other Information

     None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The section of our 2007 Proxy Statement captioned "Nominees for Director" under "Proposal 1. Election of Directors" identifies members of our board of directors and nominees, and is incorporated in this Item 10 by reference.

     The names and ages of our executive officers as of June 1, 2007, together with certain biographical information, are as follows:

     William M. Ashbaugh, age 52, has served as Senior Vice President since 2005 and Vice President since 2001. He previously served as Managing
          Director in the corporate finance departments of Hoak Breedlove Wesneski & Co. from 1998 to 2001, Principal Financial Securities from 1997 to 1998 and Southwest Securities from 1995 to 1997.

     Susan K. Hodgson, age 45, has served as Secretary-Treasurer since 2001 and was Controller from 1994 to 2001.

     Gary L. Martin, age 60, has been a director since July 1988 and has served as Vice President since 1984. He previously served as Vice President from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned portfolio company.


     Jeffrey G. Peterson, age 33, has served as Vice President since 2005 and was an Investment Associate since 2001. He previously held positions with the investment banking division of Scott & Stringfellow, Inc. and the corporate lending division of Bank One.

     William R. Thomas, age 78, has served as Chairman of the Board of Directors since 1982 and President since 1980. In addition, he has been a director since 1972 and was previously Senior Vice President from 1969 to 1980.

     The sections of our 2007 Proxy Statement captioned "Meetings and Committees of the Board of Directors under "Proposal 1. Election of Directors" and "Report of the Audit Committee" identifies members of our audit committee of our board of directors and our audit committee financial expert, and are incorporated in this Item 10 by reference.

     The section of our 2007 Proxy Statement captioned "Section 16(a) Beneficial
Ownership Reporting Compliance" is incorporated in this Item 10 by reference.

          Code of Ethics

     We have adopted a code of ethics that applies to all our directors, officers and employees. We have made the Code of Conduct and Ethics available on our website at www.capitalsouthwest.com.

Item 11. Executive Compensation

     The  information  in the  section  of our 2007  Proxy  Statement  captioned
"Compensation Discussion and Analysis" is incorporated in this Item 11 by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
          Related Stockholder Matters

     The  information  in the  sections  of our 2007 Proxy  Statement  captioned
"Stock Ownership of Certain Beneficial Owners" are incorporated in this Item 12 by reference.

     The table  below  sets  forth  certain  information  as of March  31,  2007 regarding  the shares of our common stock  available  for grant or granted under stock option plans that (i) were approved by our shareholders, and (ii) were not approved by our shareholders.

                      Equity Compensation Plan Information

                                                                                                Number of Securities
                          Number of Securities                                                 Remaining Available For
                            To Be Issued Upon            Weighted-Average Exercise          Future Issuance Under Equity
                               Exercise of                 Price Of Outstanding                  Compensation Plans
                          Outstanding Options,                   Options,                  (excluding securities reflected
Plan Category             Warrants And Rights                Warrants And Rights                   in column (a)
-------------             -------------------                -------------------                   -------------
                                   (a)                              (b)                                  (c)
Equity                           52,500                           $86.184                              58,500
compensation plans
approved by security
holders(1)
Equity                               -                                -                                    -
compensation plans
not approved by
security holders                 ______                           ______                               ______

       Total                     52,500                           $86.184                              58,500


------

(1) Includes the 1999 Stock Option Plan. For a description of this plan, please refer to Footnote 5 contained in our consolidated financial statements.

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
           Independence

     The information in the sections of our 2007 Proxy Statement captioned "Meetings and Committees of the Board of Directors" - "Committee Member Independence" and "Certain Relationships and Related Party Transactions" are incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

     The information in the sections of our 2007 Proxy Statement captioned "Proposal 2: Ratification of Appointment of Independent Registered Accounting Firm" and "Audit and Other Fees" are incorporated in this Item 14 by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a)(1) The following information included in pages 11 through 32 of our 2007 Annual Report are herein incorporated by reference:

          (A)  Portfolio of Investments - March 31, 2007
               Consolidated Statements of Financial Condition - March 31, 2007 and 2006
               Consolidated Statements of Operations - Years Ended March 31, 2007, 2006 and 2005
               Consolidated Statements of Changes in Net Assets - Years Ended March 31, 2007, 2006 and 2005
               Consolidated Statements of Cash Flows - Years Ended March 31, 2007, 2006 and 2005

          (B)  Notes to Consolidated Financial Statements

          (C)  Notes to Portfolio of Investments

          (D)  Selected Per Share Data and Ratios

          (E)  Management's Report on Internal Control over Financial Reporting

          (F)  Reports of Independent Registered Public Accounting Firm

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

                                              CAPITAL SOUTHWEST CORPORATION

                                                  /s/ William R. Thomas
                                              By:___________________________
                                                 William R. Thomas, President
                                                 and Chairman of the Board
Date:  May 25, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                        Title                              Date
      ---------                        -----                              ----

 /s/ William R. Thomas
____________________             President and Chairman             May 25, 2007
   William R. Thomas             of the Board and Director
                                 (chief executive officer)

 /s/  Gary L. Martin
___________________              Director                           May 25, 2007
    Gary L. Martin


 /s/  Donald W. Burton
___________________              Director                           May 25, 2007
   Donald W. Burton


 /s/  Graeme W. Henderson
___________________              Director                           May 25, 2007
  Graeme W. Henderson


 /s/ Samuel B. Ligon
___________________              Director                           May 25, 2007
    Samuel B. Ligon


 /s/  John H. Wilson
______________________           Director                           May 25, 2007
    John H. Wilson


 /s/ Susan K. Hodgson
___________________              Secretary-Treasurer                May 25, 2007
   Susan K. Hodgson              (chief financial/accounting officer)

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

       3.2 *        By-Laws of the Company, as amended.

       4.1 Specimen of Common Stock certificate (filed as Exhibit 4.1 to Form 10-K for the fiscal year ended March 31, 2002).

       10.1 * The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 2007.

       10.2 *       Retirement   Plan  for   Employees   of  Capital   Southwest
                    Corporation and Its Affiliates as amended and restated effective April 1, 2006.


       10.3 Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan for certain highly-compensated superseded plan participants effective April 1, 1993 (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended March 31, 1995).

       10.4 Amendment One to Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan for certain highly-compensated superceded plan participants effective April 1, 1993 (filed as Exhibit 10.6 to Form 10-K for the fiscal year ended March 31, 1998).

       10.5 Capital Southwest Corporation Retirement Income Restoration Plan as amended and restated effective April 1, 1989 (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 1995).

       10.6 Form of Indemnification Agreement which has been established with all directors and executive officers of the Company (filed as Exhibit 10.9 to Form 8-K dated February 10, 1994).

       10.7 Capital Southwest Corporation 1999 Stock Option Plan (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 2000).

       10.8         Severance Pay Agreement  with William M. Ashbaugh  (filed as
                    Exhibit 10.1 to Form 8-K dated July 18, 2005).

       10.9         Severance  Pay  Agreement  with Susan K.  Hodgson  (filed as
                    Exhibit 10.3 to Form 8-K dated July 18, 2005).

       10.10        Severance Pay Agreement  with Jeffrey G. Peterson  (filed as
                    Exhibit 10.4 to Form 8-K dated July 18, 2005).

       13.1  *      Annual  Report to  Shareholders  for the  fiscal  year ended
                    March 31, 2007.

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