Form 10-Q
period 2007-06-30
CAPITAL SOUTHWEST CORP
filed 2007-08-03
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................to  .............................

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

       3,889,151 shares of Common Stock, $1 Par Value as of July 31, 2007

                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------
         ITEM 1. Consolidated Financial Statements

             Consolidated Statements of Financial Condition
                      June 30, 2007 (Unaudited) and March 31, 2007.............3

             Consolidated Statements of Operations (Unaudited)
                      For the three months ended June 30, 2007
                       and June 30, 2006.......................................4

             Consolidated Statements of Changes in Net Assets
                      For the three months ended June 30, 2007 (Unaudited)
                       and year ended March 31, 2007...........................5

             Consolidated Statements of Cash Flows (Unaudited)
                      For the three months ended June 30, 2007
                       and June 30, 2006.......................................6

             Portfolio of Investments
                      June 30, 2007............................................7

             Notes to Consolidated Financial Statements.......................12

         ITEM 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.................15

         ITEM 3.      Quantitative and Qualitative Disclosure About
                          Market Risk.........................................17

         ITEM 4.      Controls and Procedures.................................18

PART II. OTHER INFORMATION

         ITEM 1A.  Risk Factors...............................................18

         ITEM 6.   Exhibits and Reports on Form 8-K...........................18

Signatures ...................................................................19


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statementrs of Financial Condition
                 -----------------------------------------------

Assets                                                 June 30, 2007    March 31, 2007
                                                       -------------    -------------
                                                        (Unaudited)

Investments at market or fair value
      Companies more than 25% owned
        (Cost: June 30, 2007 - $28,758,246
         March 31, 2007 - $28,632,356)                  $537,279,981     $526,993,983
      Companies 5% to 25% owned
        (Cost: June 30, 2007 - $18,948,896
        March 31, 2007 - $18,798,896)                     81,892,002       76,398,002
      Companies less than 5% owned
        (Cost: June 30, 2007 - $31,982,402
        March 31, 2007 - $24,211,045)                     87,178,742       77,763,048
                                                       -------------    -------------
      Total investments
        (Cost: June 30, 2007 - $79,689,544
        March 31, 2007 - $71,642,297)                    706,350,725      681,155,033
Cash and cash equivalents                                 31,264,000       38,844,203
Receivables                                                  152,972          337,892
Other assets                                               9,227,147        9,170,185
                                                       -------------    -------------
      Totals                                            $746,994,844     $729,507,313
                                                       =============    =============

Liabilities and Shareholders' Equity

Other liabilities                                       $  1,320,521     $  1,457,847
Income taxes payable                                         231,274          231,274
Deferred income taxes                                    219,604,301      213,474,680
                                                       -------------    -------------
      Total liabilities                                  221,156,096      215,163,801
                                                       -------------    -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,326,516 shares
        at June 30, 2007 and 4,323,416 shares
        at March 31, 2007                                  4,326,516        4,323,416
      Additional capital                                  11,493,477       11,221,601
      Undistributed net investment income                  5,518,081        5,655,020
      Undistributed net realized gain on investments     102,977,794      102,766,040
      Unrealized appreciation of investments -
        net of deferred income taxes                     408,556,182      397,410,737
      Treasury stock - at cost (437,365 shares)           (7,033,302)      (7,033,302)
                                                       -------------    -------------
      Net assets at market or fair value, equivalent
        to $135.21 per share at June 30, 2007 on
        the 3,889,151 shares outstanding and $132.36
        per share at March 31, 2007 on the 3,886,051
        shares outstanding                               525,838,748      514,343,512
                                                       -------------    -------------
Totals                                                  $746,994,844     $729,507,313
                                                       =============    =============


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                               Three Months Ended
                                                                     June 30
                                                               ------------------
                                                              2007            2006
                                                         ------------    ------------

Investment income:
     Interest                                             $   564,687     $   205,852
     Dividends                                                363,427         782,566
     Management and directors' fees                           225,200         198,450
                                                         ------------    ------------
                                                            1,153,314       1,186,868
                                                         ------------    ------------

Operating expenses:
     Salaries                                                 274,136         343,465
     Net pension benefit                                      (36,237)        (29,187)
     Other operating expenses                                 264,964         221,228
                                                         ------------    ------------
                                                              502,863         535,506
                                                         ------------    ------------

Income before interest expense and income taxes               650,451         651,362
Interest expense                                                 --           146,982
                                                         ------------    ------------
Income before income taxes                                    650,451         504,380
Income tax expense                                              9,760          12,824
                                                         ------------    ------------

Net investment income                                     $   640,691     $   491,556
                                                         ============    ============

Proceeds from disposition of investments                  $   325,775     $   397,016
Cost of investments sold                                         --              --
                                                         ------------    ------------
Realized gain on investments before income taxes              325,775         397,016
Income tax expense                                            114,021         138,956
                                                         ------------    ------------

Net realized gain on investments                              211,754         258,060
                                                         ------------    ------------

Increase (decrease) in unrealized appreciation
   of investments before income taxes                      17,148,445      (5,217,480)
Increase (decrease) in deferred income taxes on
   appreciation of investments                              6,003,000      (2,195,000)
                                                         ------------    ------------

Net increase (decrease) in unrealized appreciation
   of investments                                          11,145,445      (3,022,480)
                                                         ------------    ------------

Net realized and unrealized gain (loss) on investments    $11,357,199     $(2,764,420)
                                                         ============    ============

Increase (decrease) in net assets from operations         $11,997,890     $(2,272,864)
                                                         ============    ============




                (See Notes to Consolidated Financial Statements)




                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                 Three Months Ended         Year Ended
                                                    June 30, 2007         March 31, 2007
                                                    -------------         --------------
                                                     (Unaudited)


Operations:
      Net investment income                          $    640,691          $  4,233,340
      Net realized gain on investments                    211,754            16,334,000
      Net increase in unrealized appreciation
        of investments                                 11,145,445            96,343,609
                                                    -------------         -------------
      Increase in net assets from operations           11,997,890           116,910,949

Distributions from:
      Undistributed net investment income                (777,630)           (2,323,150)

Capital share transactions:
      Exercise of employee stock options                  231,390             1,794,850
      Adjustment to initially apply FASB No. 158,
       net of tax                                            --               1,173,751
      Stock option expense                                 43,586               169,003
                                                    -------------         -------------

      Increase in net assets                           11,495,236           117,725,403

Net assets, beginning of period                       514,343,512           396,618,109
                                                    -------------         -------------

Net assets, end of period                            $525,838,748          $514,343,512
                                                    =============         =============















                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                     Three Months Ended
                                                                           June 30
                                                                           -------
                                                                 2007                  2006
                                                            -------------         -------------

Cash flows from operating activities
Increase (decrease) in net assets from operations            $ 11,997,890          $ (2,272,864)
Adjustments to reconcile increase in net
 assets from operations to net cash
 provided by operating activities:
 Proceeds from disposition of investments                         325,775               397,016
 Purchases of securities                                       (8,051,747)                 --
 Maturities of securities                                           4,500               402,445
 Depreciation and amortization                                      4,409                 3,865
 Net pension benefit                                              (36,237)              (29,187)
 Realized gain on investments before
    income taxes                                                 (325,775)             (397,016)
  Deferred taxes on realized gain on investments                  114,021               138,956
  Net (increase) decrease in unrealized appreciation
    of investments                                            (11,145,445)            3,022,480
  Stock option expense                                             43,586                 4,120
  (Increase) decrease in receivables                              184,920               (15,871)
  Increase in other assets                                         (6,729)              (19,943)
  Decrease in other liabilities                                  (119,163)             (106,582)
  Decrease in accrued pension cost                                (36,568)              (34,467)
  Deferred income taxes                                            12,600                10,200
                                                            -------------         -------------
Net cash provided by (used in) operating activities            (7,033,963)            1,103,152
                                                            -------------         -------------


Cash flows from financing activities
Increase in notes payable to bank                                    --             150,000,000
Distributions from undistributed net
  investment income                                              (777,630)             (772,050)
Proceeds from exercise of employee stock options                  231,390             1,097,500
                                                            -------------         -------------
Net cash provided by (used in) financing activities              (546,240)          150,325,450
                                                            -------------         -------------

Net increase (decrease) in cash and cash
  equivalents                                                  (7,580,203)          151,428,602
Cash and cash equivalents at beginning
  of period                                                    38,844,203            11,503,866
                                                            -------------         -------------
Cash and cash equivalents at end of period                   $ 31,264,000          $162,932,468
                                                            =============         =============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                   $       --            $    123,763
  Income taxes                                               $       --            $     20,000



                (See Notes to Consolidated Financial Statements)


                                                 Portfolio of Investments - June 30, 2007
                                                 ----------------------------------------

      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+AT&T INC.                                ++20,770 shares common stock (acquired 3-9-99)               $        12      $    861,955
  San Antonio, Texas
  Global leader in local, long
  distance, Internet and
  transaction-based  voice
  and data services.

+ALAMO GROUP INC.                         2,830,300 shares common stock                                  2,190,937        48,115,000
  Sequin, Texas                             (acquired 4-1-73 thru 5-25-07)
  Tractor-mounted mowing and
  mobile excavation equipment
  for governmental, industrial
  and agricultural markets;
  street-sweeping equipment
  for municipalities.

ALL COMPONENTS, INC.                      8.25% subordinated note due 2012 (acquired  6-27-07)           6,000,000         6,000,000
   Addison, Texas                         150,000 shares Series A convertible preferred stock,
   Electronics contract manu-                convertible into 600,000 shares of common stock
   facturing; distribution                   at $0.25 per share (acquired 9-16-94)                         150,000         1,000,000
   and production of memory               Warrant to purchase 350,000 shares of common stock
   and other components for                  at $11.00 per share, expiring 2017 (acquired 6-27-07)               -                 -
   computer manufacturers,                                                                               ---------         ---------
   retailers and value-added                                                                             6,150,000         7,000,000
   resellers.

+ALLTEL CORPORATION                       ++8,880 shares common stock (acquired 7-1-98)                     88,699           599,844
   Little Rock, Arkansas
   Owner and operator of the
   nation's largest wireless
   network.

+ATLANTIC CAPITAL BANCSHARES, INC.        300,000 shares common stock (acquired 4-10-07)                 3,000,000         3,000,000
   Atlanta, Georgia
   Holding company of Atlantic
   Capital Bank a full service
   commercial bank.

BALCO, INC.                                445,000 shares common stock and 60,920 shares
   Wichita, Kansas                           Class B non-voting common stock                               624,920         4,500,000
   Specialty architectural                   (acquired 10-25-83 and 5-30-02)
   products used in the
   construction and remodeling
   of commercial and insti-
   tutional buildings.

BOXX TECHNOLOGIES, INC.                   3,125,354 shares Series B convertible preferred
   Austin, Texas                             stock, convertible into 3,125,354 shares of
   Workstations for computer                 common stock at $0.50 per share
   graphics imaging and design.              (acquired 8-20-99 thru 8-8-01)                              1,500,000           300,000

CMI HOLDING COMPANY, INC.                 10% demand note (acquired 6-7-07)                                150,000           150,000
   Richardson, Texas                      10% convertible subordinated notes, convertible
   Owns Chase Medical, which              into 720,350 shares of common stock at $1.32
   develops and sells devices              per share, due 2007 (acquired 4-16-04
   used in cardiac surgery to              thru 12-17-04)                                                  750,000           750,000
   relieve congestive heart               2,327,658 shares Series A convertible preferred stock,
   failure; develops and                     convertible into 2,327,658 shares of common stock
   supports cardiac imaging                  at $1.72 per share (acquired 8-21-02 and 6-4-03)            4,000,000         2,000,000
   systems.                               Warrants to purchase 109,012 shares of common stock
                                             at $1.72 per share, expiring 2012 (acquired 4-16-04)                -                 -
                                                                                                         ---------         ---------
                                                                                                         4,900,000         2,900,000






      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+COMCAST CORPORATION                      ++64,656 shares common stock (acquired 11-18-02)             $        21      $  1,816,187
   Philadelphia, Pennsylvania
   Leading provider of cable,
   entertainment and communi-
   cations products and
   services.

DENNIS TOOL COMPANY                       20,725 shares 5% convertible preferred stock,
   Houston, Texas                            convertible into 20,725 shares of common stock
   Polycrystalline diamond                   at $48.25 per share  (acquired 8-10-98)                       999,981           999,981
   compacts (PDCs) used in oil            140,137 shares common stock (acquired 3-7-94 and 8-10-98)      2,329,963         2,000,000
   field drill bits and in                                                                               ---------         ---------
   mining and industrial                                                                                 3,329,944         2,999,981
   applications.

+DISCOVERY HOLDING COMPANY                ++70,501 shares Series A common stock (acquired 7-21-05)          20,262         1,618,703
   Englewood, Colorado
   Provider of creative
   content, media management
   and network services
   worldwide.

+EMBARQ CORPORATION                       ++4,500  shares common stock (acquired 5-17-06)                   46,532           285,165
   Overland Park, Kansas
   Local exchange carrier that
   provides voice and data
   services, including
   high-speed Internet.

+ENCORE WIRE CORPORATION                  4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)  5,800,000        75,605,000
   McKinney, Texas
   Electric wire and cable for
   residential and commercial
   use.

EXTREME INTERNATIONAL, INC.               39,359.18 shares Series C convertible preferred
   Sugar Land,  Texas                       stock, convertible into  157,436.72 shares of common
   Owns Bill Young Productions,             stock at $25.00 per share (acquired  9-30-03)                2,625,000         6,449,000
   Texas Video and Post, and              3,750 shares 8%  Series A convertible preferred stock,
   Extreme Communications,                  convertible into   15,000 shares of common stock at
   which produce radio and                  $25.00 per share (acquired 9-30-03)                            375,000           614,000
   television commercials and             Warrants to purchase 13,035 shares of common stock
   corporate communications                  at $25.00 per share, expiring 2008 (acquired 8-11-98
   videos.                                   thru 9-30-03)                                                       -           210,000
                                                                                                         ---------         ---------
                                                                                                         3,000,000         7,273,000

+FMC CORPORATION                          ++6,430 shares common stock (acquired 6-6-86)                     66,726           574,778
   Philadelphia, Pennsylvania
   Chemicals for agricultural,
   industrial and consumer
   markets.

+FMC TECHNOLOGIES, INC.                   ++11,057 shares common stock (acquired 1-2-02)                    57,051           875,936
   Houston, Texas
   Equipment and systems for
   the energy, food processing
   and air transportation
   industries.

+HEELYS, INC.                             9,317,310 shares common stock (acquired 5-26-00)                 102,490       186,346,000
   Carrollton, Texas
   Heelys stealth skate shoes,
   equipment and apparel sold
   through sporting goods
   chains, department stores
   and footwear retailers.





      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

HIC-STAR CORPORATION                      10% subordinated note due 2007 (acquired 10-19-04 and
  Dallas, Texas                              1-13-05)                                                  $   352,646      $          -
  Holding company previously              12% subordinated notes due 2008 (acquired 3-25-05 thru
  engaged in mortgage banking                2-27-06)                                                      717,523           100,000
  operations, which have now              Warrants to purchase 463,162 shares of Series A common
  been sold.                                 stock at $1.00 per share, expiring 2014 (acquired
                                             3-31-04 thru 1-13-05)                                               -                 -
                                                                                                         ---------         ---------
                                                                                                         1,070,169           100,000


+HOLOGIC, INC.                            ++316,410 shares common stock (acquired 8-27-99)                 220,000        17,500,637
   Bedford, Massachusetts
   Medical instruments
   including bone densi-
   tometers, mammography
   devices and digital
   radiography systems.

+KIMBERLY-CLARK CORPORATION               ++77,180 shares common stock (acquired 12-18-97)               2,358,518         5,162,570
   Dallas, Texas
   Manufacturer of tissue,
   personal care and health
   care products.

+LIBERTY GLOBAL, INC.                     ++42,463 shares Series A common stock (acquired 6-15-05)         106,553         1,742,682
 Englewood, Colorado                      ++42,463 shares Series C common stock (acquired 9-6-05)          100,870         1,667,097
 Owns interests in broadband,                                                                            ---------         ---------
 distribution and content                                                                                  207,423         3,409,779
 companies.


+LIBERTY MEDIA CORPORATION                ++35,250 shares of Liberty Capital Series A common stock
   Englewood, Colorado                       (acquired 5-9-06)                                              51,829         4,144,343
   Holding company owning                 ++176,252 shares of Liberty Interactive Series A common stock
   interests in electronic                   (acquired 5-9-06)                                              66,424         3,932,182
   retailing, media, communi-                                                                            ---------         ---------
   cations and entertainment                                                                               118,253         8,076,525
   businesses.


LIFEMARK GROUP                             1,449,026 shares common stock (acquired 7-16-69)              4,510,400        44,000,000
   Hayward, California
   Cemeteries, mausoleums and
   mortuaries located in
   northern California.

MEDIA RECOVERY, INC.                      800,000 shares Series A convertible preferred stock,
   Graham, Texas                             convertible into 800,000 shares of common stock at
   Computer datacenter and                   $1.00 per share (acquired 11-4-97)                            800,000         7,500,000
   office automation supplies             4,000,000 shares common stock (acquired 11-4-97)               4,615,000        37,500,000
   and accessories; impact,                                                                              ---------         ---------
   tilt monitoring and                                                                                   5,415,000        45,000,000
   temperature sensing devices
   to detect mishandled
   shipments; dunnage for
   protecting shipments.

PALLETONE, INC.                           12.3% senior subordinated notes due 2012 (acquired  9-25-06)   1,553,150         2,000,000
   Bartow, Florida                        150,000 shares common stock (acquired 10-18-01)                  150,000         1,000,000
   Manufacturer of wooden                 Warrant to purchase 15,294 shares of common stock at
   pallets and pressure-treated             $1.00 per share, expiring 2011 (acquired 2-17-06)               45,746            87,000
   lumber.                                                                                               ---------         ---------
                                                                                                         1,748,896         3,087,000

+PALM HARBOR HOMES, INC.                  7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95)  10,931,955        70,696,000
   Dallas, Texas
   Integrated manufacturing,
   retailing, financing and
   insuring of manufactured
   housing and modular homes.





      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+PETSMART, INC.                           ++300,000 shares common stock (acquired 6-1-95)              $ 1,318,771      $  9,726,000
   Phoenix, Arizona
   Retail chain of more than
   928 stores selling pet
   foods, supplies and
   services.

THE RECTORSEAL CORPORATION                27,907 shares common stock (acquired 1-5-73 and 3-31-73)          52,600       108,850,000
   Houston, Texas
   Specialty chemicals for
   plumbing, HVAC, electrical,
   construction, industrial,
   oil field and automotive
   applications; smoke contain-
   ment systems for building
   fires; also owns 20% of The
   Whitmore Manufacturing
   Company.

+SPRINT NEXTEL CORPORATION                ++90,000  shares common stock (acquired 6-20-84)                 457,113         1,863,900
   Reston, Virginia
   Diversified telecom-
   munications company.

TCI  HOLDINGS, INC.                       21 shares 12% Series C cumulative compounding preferred
   Denver, Colorado                          stock (acquired 1-30-90)                                            -           677,250
   Cable television systems and
   microwave relay systems.

+TEXAS CAPITAL BANCSHARES, INC.           ++489,656 shares common stock (acquired 5-1-00)                3,550,006        10,938,915
   Dallas, Texas
   Regional bank holding
   company with banking
   operations in six Texas
   cities.

VIA HOLDINGS, INC.                        9,118 shares Series B preferred stock (acquired 9-19-05)       4,559,000                 2
   Sparks, Nevada
   Designer, manufacturer and
   distributor of high-quality
   office seating.

WELLOGIX, INC.                            4,540,883 shares Series A-1 convertible participating
   Houston, Texas                            preferred stock, convertible into 4,540,883 shares
   Developer and supporter of                of common stock at $1.1011 per share (acquired
   software used by the oil and              8-19-05 thru 6-15-07)                                       5,000,000                 2
   gas industry to control
   drilling and maintenance
   expenses.




THE WHITMORE MANUFACTURING
COMPANY                                   80 shares common stock (acquired 8-31-79)                      1,600,000        26,600,000
   Rockwall, Texas
   Specialized mining, railroad
   and industrial lubricants;
   coatings for automobiles and
   primary metals; fluid
   contamination control
   devices.

+WINDSTREAM CORPORATION                   ++9,181 shares common stock (acquired 7-17-06)                    19,656           135,512
   Little Rock, Arkansas
   Provider of voice, broadband
   and entertainment
   services.








      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

MISCELLANEOUS                             - BankCap Partners Fund I, L.P. - 6.0% limited
                                             partnership interest (acquired 7-14-06 thru 4-3-07)     $   2,371,476      $  2,371,476
                                          - Diamond State Ventures, L.P. - 1.9% limited
                                             partnership interest (acquired 10-12-99 thru 8-26-05)         146,000           146,000
                                          - First Capital Group of Texas III, L.P. - 3.3%
                                             limited partnership interest (acquired 12-26-00
                                             thru 8-12-05)                                                 964,604           964,604
                                          - Humac Company - 1,041,000 shares common stock
                                             (acquired 1-31-75 and 12-31-75)                                     -           173,000
                                          - PharmaFab, Inc. - contingent payment agreement
                                             (acquired 2-15-07)                                                  2                 2
                                          - STARTech Seed Fund I - 12.1% limited partnership
                                             interest (acquired 4-17-98 thru 1-5-00)                       178,066                 1
                                          - STARTech Seed Fund II - 3.2% limited partnership
                                             interest (acquired 4-28-00 thru 2-23-05)                      950,000                 1
                                          - Sterling Group Partners I, L.P. - 1.7% limited
                                             partnership interest (acquired 4-20-01 thru 1-24-05)        1,064,042         2,200,000
------------------------------------------------------------------------------------------------------------------------------------

TOTAL INVESTMENTS                                                                                     $ 79,689,544      $706,350,725
                                                                                                     =============      ============
------------------------------------------------------------------------------------------------------------------------------------

+Publicly-owned company                   ++Unrestricted securities as defined
                                             in Note (a)


                        Notes to Portfolio of Investments
                        ---------------------------------

(a) Unrestricted securities (indicated by ++) are freely marketable securities having readily available market quotations. All other securities are restricted securities which are subject to one or more restrictions on resale and are not freely marketable. At June 30, 2007, restricted securities represented approximately 91.0% of the value of the consolidated investment portfolio.

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

     The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2007. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although we believe that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

2.   Stock-Based Compensation

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which revised SFAS
123. SFAS 123R also supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R eliminates the alternative to account for employee stock options under APB 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the vesting period.

     In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting.

     Effective   April  1,  2006,  we  adopted  SFAS  123R  using  the  modified prospective transition method. We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Accordingly, for the quarter ended June 30, 2007, we recognized compensation expense of $43,586.

     As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options was $1,127,866, which will be amortized over the weighted-average service period of approximately 7.34 years.

Notes to Consolidated Financial Statements
(continued)


3.   Employee Stock Option Plan

     On July 19, 1999, shareholders approved the 1999 Stock Option ("Plan"), which provided for the granting of stock options to employees and officers and authorized the issuance of common stock upon exercise of such options for up to 140,000 shares. All options are granted at or above market price, generally expire ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments.

     At June 30, 2007, there were 58,500 shares available for grant under the Plan. The per share weighted-average fair value of the stock options granted on May 15, 2006 was $31.276 per option using the Black-Scholes pricing model with the following assumptions: expected dividend yield of .64%, risk-free interest rate of 5.08%, expected volatility of 21.1%, and expected life of 7 years. The per share weighted-average fair value of the stock options granted on July 17, 2006 was $33.045 per option using the Black-Scholes pricing model with the following assumptions: expected dividend yield of .61%, risk-free interest rate of 5.04%, expected volatility of 21.2%, and expected life of 7 years.

     The following summarizes activity in the stock option plan since March 31, 2007:

                                              Number            Weighted-Average
                                             of shares           Exercise Price
                                            -----------           ------------
Balance at March 31, 2007                        52,500                $86.184
   Granted                                            -                      -
   Exercised                                     (3,100)                74.642
   Canceled                                           -                      -
                                            -----------           ------------
Balance at June 30, 2007                         49,400                 86.908
                                            ===========           ============

     At June 30, 2007, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.00 to $98.44 and 7.66 years, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2007 was $37,529 with the exercise prices ranging from $65.00 to $93.49 per share. New shares were issued for the $231,390 cash received from option exercises for the three months ended June 30, 2007.

     At June 30, 2007, the number of options exercisable was 8,915 and the weighted-average exercise price of those options was $76.80.

     On July 16, 2007, a stock option to purchase 25,000 shares of common stock was issued to the new president, Gary L. Martin.

Notes to Consolidated Financial Statements
(continued)


4.   Summary of Per Share Information

                                                        Three Months Ended
                                                              June 30
                                                          2007      2006
                                                         ------    ------
Investment income                                       $   .30   $   .31
Operating expenses                                         (.13)     (.14)
Interest expense                                            --       (.04)
Income taxes                                                --        --
                                                         ------    ------
Net investment income                                       .17       .13
Distributions from undistributed
  net investment income                                    (.20)     (.20)
Net realized gain on investments                            .05       .07
Net increase (decrease) in unrealized appreciation
  of investments after deferred taxes                      2.87      (.78)
Exercise of employee stock options*                        (.05)     (.13)
Stock option expense                                        .01       --
                                                         ------    ------
Increase (decrease) in net asset value                     2.85      (.91)

Net asset value:
      Beginning of period                                132.36    102.74
                                                         ------    ------
      End of period                                     $135.21   $101.83
                                                         ======    ======

Increase (decrease) in deferred taxes on unrealized
      appreciation                                      $  1.50   $  (.74)

Deferred taxes on unrealized appreciation:
     Beginning of period                                  54.58     41.65
                                                         ------    ------
     End of period                                      $ 56.08   $ 40.91
                                                         ======    ======
Shares outstanding at end of period
  (000s omitted)                                          3,889     3,875

* Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

5.   Recent Accounting Pronouncements

     The state of Texas recently passed House Bill 3 (HB3), which revises the existing franchise tax system to create a new tax on virtually all Texas businesses. Starting in the fiscal year 2007, HB3 changes the franchise tax base, lowers the tax rate and extends coverage to active businesses receiving state law liability protection. We have been subject to an immaterial amount of Texas franchise taxes and expect the future effect of HB3 to also be immaterial.

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for years beginning after November 15, 2007, therefore we will adopt SFAS 157 effective April 1, 2008. We are evaluating the impact of SFAS 157.

Notes to Consolidated Financial Statements
(continued)

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for us beginning April 1, 2008. The impact, if any, from the adoption of SFAS 159 has not been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Net asset value at June 30, 2007 was $525,838,748 equivalent to $135.21 per share after deducting an allowance of $56.08 per share for deferred taxes on net unrealized appreciation of investments. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the June 30, 2007 net asset value reflects an increase of 36.4% during the past twelve months.

                                              June 30,                  June 30,
                                               2007                      2006
                                               ----                      ----
                  Net assets               $525,838,748             $394,674,815
                  Shares outstanding          3,889,151                3,875,751
                  Net assets per share          $135.21                  $101.83


Results of Operations

     The composite measure of our financial performance in the Consolidated Statements of Operations is captioned "Increase (decrease) in net assets from operations" and consists of three elements. The first is "Net investment income", which is the difference between our income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is "Net realized gain on investments", which is the difference between the proceeds received from disposition of portfolio securities and their stated cost, net of applicable income tax expense. The third element is the "Net increase (decrease) in unrealized appreciation of investments", which is the net change in the market or fair value of our investment portfolio, compared with stated cost, net of an increase (decrease) in deferred income taxes which would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio. It should be noted that the "Net realized gain on investments" and "Net increase (decrease) in unrealized appreciation of investments" are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

     Interest income of $564,687 in the three months ended June 30, 2007 increased from $205,852 in the year-ago period due to an increase in excess cash and interest rates. During the three months ended June 30, 2007 and 2006, we recorded dividend income from the following sources:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                           Three Months Ended
                                                               June 30
                                                               -------
                                                       2007               2006
                                                    ----------        ----------
     Alamo Group Inc.                                $169,278          $169,278
     Dennis Tool Company                               25,000            37,499
     Encore Wire Corporation                           81,735                 -
     Kimberly-Clark Corporation                        40,905            37,818
     Lifemark Group                                         -           150,000
     PalletOne, Inc.                                        -            44,921
     The RectorSeal Corporation                             -           240,000
     TCI Holdings, Inc                                 20,318            20,318
     The Whitmore Manufacturing Company                     -            60,000
     Other                                             26,191            22,732
                                                    ----------        ----------
                                                     $363,427          $782,566
                                                    ==========        ==========
Net Increase (Decrease) in Unrealized Appreciation of Investments

     Set forth in the following table are the significant increases and decreases in unrealized appreciation (before the related change in deferred income taxes and excluding the effect of gains or losses realized during the periods) by portfolio company:

                                                   Three Months Ended
                                                        June 30
                                                        -------
                                                2007                2006
                                                ----                ----
  Encore Wire Corporation                   $ 6,130,000         $ 8,174,000
  Heelys, Inc.                               (9,318,000)                  -
  Palm Harbor Homes, Inc.                             -          (7,855,000)
  The RectorSeal Corporation                 10,850,000                   -

     During the three months ended June 30, 2007, the value of our investment in Encore Wire Corporation was increased $6,130,000 due to an increase in the company's stock price. The value of our investment in The RectorSeal Corporation was increased $10,850,000 due to increased sales and earnings at the company.

     Offsetting the gains at RectorSeal and Encore Wire during the three months ended June 30, 2007, was a $9,318,000 decline in the value of Heelys, which has experienced a market price decline in each of the past two quarters.

Portfolio Investments

     During the quarter ended June 30, 2007, we made an investment of $3,000,000 in a new portfolio company and additional investments of $5,051,747 in existing portfolio companies.

     We have agreed, subject to certain conditions, to invest up to $4,115,423 in two portfolio companies.

Financial Liquidity and Capital Resources

     At June 30, 2007, we had cash and cash equivalents of approximately $31.3 million. Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $3.2 million held by Capital Southwest Venture Corporation
(CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

application, CSVC would be entitled to borrow up to $16.4 million. We also have an unsecured $25.0 million revolving line of credit from a commercial bank, of which $25.0 million was available at June 30, 2007. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 39 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $63.4 million of our investment portfolio is represented by unrestricted publicly-traded securities which represent a source of liquidity.


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

     Our investment in portfolio securities includes fixed rate debt securities which totaled $9,000,000 at June 30, 2007, equivalent to 1.3% of the value of our total investments. Generally these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

     A portion of our investment portfolio consists of debt and equity securities of private companies. We anticipate little or no effect on the values of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        (continued)

companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of our investment portfolio also consists of restricted common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuers of such restricted securities and the market valuations of comparable publicly-owned companies. A portion of our investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments, which are valued at the public market price, are directly exposed to equity price risks, in that a change in an issuer's public market equity price would result in an identical change in the value of our investment in such security.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Secretary-Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the President and Secretary-Treasurer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the President and Secretary-Treasurer, as appropriate, to allow timely decisions regarding such required disclosure.

     During the fiscal quarter ended June 30, 2007, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
--------------------------

Item 1A. Risk Factors

     There have been no material  changes to our risk  factors as  disclosed  in
     Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 31.1- Certification of President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

          Exhibit 31.2- Certification of Secretary-Treasurer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

          Exhibit 32.1- Certification of President required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

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

                                        CAPITAL SOUTHWEST CORPORATION



Date:   August 3, 2007                  By: /s/ Gary L. Martin
       ----------------                    -------------------------------------
                                           Gary L. Martin, President
                                           (chief executive officer)



Date:  August 3, 2007                   By: /s/ Susan K. Hodgson
       ----------------                    -------------------------------------
                                           Susan K. Hodgson, Secretary-Treasurer
                                           (chief financial/accounting officer)