Form 10-K/A
period 2007-03-31
CAPITAL SOUTHWEST CORP
filed 2008-01-09
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
 (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............to .............

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

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. Yes    No X .

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act. Yes    No X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

 Large accelerated filer ____  Accelerated filer X    Non-accelerated filer ____

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes    No X .

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2006 was $332,548,127, based on the last sale price of such stock as quoted by Nasdaq on such date (officers, directors and 5% shareholders are considered affiliates for purposes of this calculation).

The number of shares of common stock outstanding as of January 9, 2008 was 3,889,151.

         Documents Incorporated by Reference                  Part of Form 10-K
         -----------------------------------                  -----------------

Proxy Statement for Annual Meeting of Shareholders                  Part III
                 to be held July 16, 2007

                                TABLE OF CONTENTS


                                                                            Page

EXPLANATORY NOTE...............................................................1

PART I
         Item 1.      Business.................................................1
         Item 1A.     Risk Factors.............................................2
         Item 1B.     Unresolved Staff Comments................................5
         Item 2.      Properties...............................................6
         Item 3.      Legal Proceedings........................................6
         Item 4.      Submission of Matters to a Vote of Security Holders......6

PART II
         Item 5.      Market for Registrant's Common Equity, Related Stockholder
                         Matters and Issuer Purchases of Equity Securities.....6
         Item 6.      Selected Financial Data..................................7
         Item 7.      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...................7
         Item 7A.     Quantitative and Qualitative Disclosures About Market
                         Risk..................................................7
         Item 8.      Financial Statements and Supplementary Data..............7
         Item 9.      Changes in and Disagreements With Accountants on
                         Accounting and Financial Disclosure...................8
         Item 9A.     Controls and Procedures..................................8
         Item 9B.     Other Information.......................................10

PART III
         Item 10.     Directors, Executive Officers and Corporate Governance..10
         Item 11.     Executive Compensation..................................11
         Item 12.     Security Ownership of Certain Beneficial Owners and
                         Management and Related Stockholder Matters...........11
         Item 13.     Certain Relationships and Related Transactions, and
                         Director Independence................................12
         Item 14.     Principal Accountant Fees and Services..................12

PART IV
         Item 15.     Exhibits and Financial Statement Schedules..............12

Signatures ...................................................................13

                                     PART I

Explanatory Note Regarding Restatements

     Capital Southwest Corporation (the "Company") is filing this amendment to its Annual Report on Form 10-K for the year ended March 31, 2007, to amend and restate its consolidated financial statements and per share data and ratios for each of the fiscal years ended March, 31, 2007, 2006 and 2005 and our selected per share data and ratios for the years ended March 31, 2004 and 2003. In addition, we are filing an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

     After reviewing the accounting treatment for deferred taxes on unrealized appreciation of investments, the Company has determined its long-standing policy of recording deferred taxes on unrealized appreciation of investments was not in conformity with generally accepted accounting principles and its previously issued financial statements required restatement. Specifically, a Regulated Investment Company (RIC) is required to record deferred taxes when it is probable the RIC will not qualify under Subchapter M of the Internal Revenue Code for a period longer that one year. Historically, management believed it was probable the Company would not maintain its qualifying status as a RIC in future years and recorded a deferred tax liability on the unrealized appreciation of investments. However, upon further analysis, the Company determined it was only reasonably possible, but not probable, the Company would not maintain its qualifying status as a RIC. Thus the deferred tax liability consistently recorded and disclosed should not have been recognized. Additionally, the Company historically has accrued income taxes payable on its investment gains as they have been incurred, as it has been the Company's practice to retain its investment gains. However, RICs are required to accrue federal income taxes on investment gains that are retained only on the last day of the tax year. The Company incorrectly recorded the tax impact of its investment gains in periods other than the last day of its tax year, December 31. Therefore, the income taxes payable recorded at times other than the tax year end should not have been recognized. Furthermore, the Company incorrectly classified its' return of capital contributions cumulatively as "undistributed net realized gains on investments." RICs are required to classify return of capital contributions as "additional capital" in the period in which tax basis amounts become permanent; and reflect undistributed amounts remaining since its' previous tax year end adjusted for temporary tax basis differences as "undistributed net realized gains on investments." The restatement will eliminate the accrual for deferred taxes on unrealized appreciation of investments, and income taxes payable and related tax carryforwards on realized gains, increasing the net asset value per share and net assets from operations for the periods restated; and reclassify return of capital contributions to "additional capital."

     The summary of the effects of this change on our consolidated statements of financial condition as of March 31, 2007 and 2006, our consolidated statements of operations, our consolidated statements of cashflow and our consolidated statements of changes in net assets for the years ended March 31, 2007, 2006, and 2005 is included in Note 2, "Restatement of Consolidated Financial Statements," located in the notes to our consolidated financial statements elsewhere in this annual report amendment.

     The following information has been updated to give the effect to the restatement. In accordance with Rule 12b-15, under the Security Exchange Act of 1934, as amended, the complete text of each amended item is set forth in this report, even though much of the disclosure in the restated items has not changed. The disclosure in this annual report amendment supersedes and replaces corresponding disclosures in our annual report on Form 10-K for the year ended March 31, 2007.

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

     The 12 largest investments we own had a combined cost of $38,566,269 and a value of $638,196,845, representing 93.7% of the value of our consolidated investment portfolio at March 31, 2007. For a narrative description of the 12 largest investments, see "Twelve Largest Investments - March 31, 2007" in
Exhibit 13.1 of this Form 10-K/A which is herein incorporated by reference. Certain of the information presented on the 12 largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' audited financial statements.

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

Item 1A. Risk Factors

     You should carefully consider the risks described below and all other information contained in this restated annual report on Form 10-K/A, including our consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We have identified a material weakness in our internal control over financial reporting ("ICFR"), which could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

     As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007. We have identified material weakness in our internal controls over financial reporting, specifically related to accounting for taxes and have concluded that as of March 31, 2007, we did not maintain effective control over financial reporting.

     A material weakness is a control deficiency, or a combination of deficiencies, that result in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. We determined as of November 19, 2007 we did not maintain effective controls related to accounting for taxes. Management believes they will be effective in remediation of the material weakness indentified in Management's Report on Internal Control over Financial Reporting within the current fiscal year.

     A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves, we may be unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures. Any such failure in the future could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and NASDAQ, including a delisting from the NASDAQ Stock Market.

We are subject to additional risks in light of the restatement of our prior period consolidated financial statements.

     As described in Note 2, "Restatement of Consolidated Financial Statements" of the notes to our consolidated financial statements, we have restated our consolidated financial statements for the year ended March 31, 2007 and all years represented in our Form 10-K for the year ended March 31, 2007. The restatement of our consolidated financial statements could expose us to legal actions. The defense of any such actions could cause the diversion of management's attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the restatement and negative reactions from shareholders and others with whom we do business.

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

     We may not qualify for conduit tax treatment as a Regulated Investment Company ("RIC") if we are unable to comply with the requirements of Subchapter M of the Internal Revenue Code. If we fail to satisfy such requirements and cease to qualify for conduit tax treatment, we will be subject to federal taxes on our net investment income. To the extent we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value accordingly. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gain, we would have to establish appropriate reserves for taxes, at the end of the tax year, that we would have to pay on behalf of our shareholders. The loss of this pass-through tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

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

Item 2. Properties

     We maintain our offices at 12900 Preston Road,  Suite 700,  Dallas,  Texas,
75230, where we rent approximately 4,232 square feet of office space pursuant to a lease agreement expiring in February 2008. On December 7, 2007, we renewed our lease and extended our commitment through February 2013. We believe that our offices are adequate to meet our current and expected future needs.

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

                                     PART II

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
        Issuer Purchases of Equity Securities

     Information  set  forth  under  the  captions  "Shareholder  Information  -
Shareholders, Market Prices and Dividends" in Exhibit 13.1 of this Form 10-K/A is herein incorporated by reference.


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


                Comparison of Five Year Cumulative Total Returns

                                [GRAPH OMITTED]


           Nasdaq Total Return (U.S.)      Nasdaq Financial Stocks        Capital Southwest Corporation

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


Item 6. Selected Financial Data

     See  Exhibit  13.1  "Selected  Consolidated  Financial  Data" of this  Form
10-K/A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     See  Exhibit  13.1  "Selected  Consolidated  Financial  Data" of this  Form
10-K/A.

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

Item 8. Financial Statements and Supplementary Data

     See Item 15 of this Form 10-K/A - "Exhibits and Financial Statement Schedules".


Selected Quarterly Financial Data (Unaudited)

     The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2007 and 2006.

                                                            First         Second         Third       Fourth
                                                           Quarter        Quarter       Quarter      Quarter        Total
                                                           -------        -------       -------      -------        -----
                                                         as restated    as restated    as restated  as restated   as restated
                                                                       (In thousands, except per share amounts)

2007
----
    Net investment income                             $       492     $    1,170        $ 1,617     $     954     $   4,233
    Net realized gain (loss) on investments                   397          9,219         19,531       (14,181)       14,966
    Net increase (decrease) in unrealized
        appreciation of investments                        (5,218)        (2,931)       132,210        23,621       147,682
    Net increase (decrease) in net assets
       from operations                                     (4,329)         7,458        153,358        10,394       166,881
    Net increase (decrease) in net assets
       from operations per share                            (1.12)          1.92          39.46          2.66         42.94

2006
----
    Net investment income                               $     574     $      666       $    893     $     256     $   2,389
    Net realized gain on investments                        5,261          5,915          6,317        (2,042)       15,451
    Net increase in unrealized
       appreciation of investments                          4,142         26,824         15,009        78,380       124,355
    Net increase in net assets
       from operations                                      9,977         33,405         22,219        76,594       142,195
    Net increase in net assets
       from operations per share                             2.59           8.66           5.76         19.83         36.84



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

(i)  Disclosure Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of our management, including the President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the President and Controller concluded that our disclosure controls and procedures as of March 31, 2007 were not effective due to a material weakness in the Company's internal control over financial reporting disclosed in "Item 9A. Controls and Procedures" of the Company's Annual Report on Form 10-K/A, for the fiscal year ended March 31, 2007.

(ii) Internal Control Over Financial Reporting.

(a)  Management's annual report on internal control over financial reporting.

     Management is responsible for establishing and maintaining adequate controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company's internal control over financial reporting ("ICFR")is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

     The Company has reassessed the effectiveness of its internal control over financial reporting as of November 19, 2007. The Company has been subject to
Section 404 (Management's Assessment of Internal Controls) of the Sarbanes-Oxley Act of 2002 since March 31, 2005. For purposes of Management's internal control evaluation, the following from the the Securities and Exchange Commission Federal Register SEC 17 CFR Part 241 ("SEC") and Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 5 were considered.

     Deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. Significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that are less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company's financial reporting. Material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

     Under the supervision and with the participation of our management, including our President and Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of the Amended Annual Report on Form 10-K/A for the year ended March 31, 2007. As a result of this assessment, a material weakness was identified.

     The following material weakness was the basis for our conclusion at March 31, 2007:

     o We did not maintain an adequate process to assess and determine the probability of the Company maintaining its qualifying status as a RIC subject to subchapter M of the IRC over the next twelve months at any given quarter end.

     According to SEC and PCAOB Auditing Standard No. 5, one of the indicators of a material weakness in internal control is a restatement of previously issued financial statements to reflect the correction of a material misstatement. Management has concluded that ICFR as of March 31, 2007 was not effective as it relates to the Company's accounting for taxes.

Impact on the Company's Financial Reporting and ICFR
     Management has identified a material weakness related to its accounting for taxes, and has determined that a restatement of its previously issued financial statements is required. Management believes, however, the material weakness identified does not have a pervasive impact on ICFR and the restatement is not an indication that other significant control deficiencies or material weaknesses exist.

Remediation

     Management will add a formal evaluation to consider whether it is probable the Company will not qualify as a RIC subject to Subchapter M of the IRC over the next 12 months at any given quarter end. The considerations will primarily include review of current investments and assessing the probability that a non-qualifying event will occur to a degree the Company would not be able to cure within prescribed timeframes. Additionally, the Company will review its investment gains quarterly and calculate the tax impact on those gains it will retain, however, they will only record the tax liability at the last day of the tax year. Management will also determine, based on materiality, any footnote disclosure that will be required during the interim periods. Furthermore, Management will review and assess temporary and permanent differences for reclassification to "additional capital" at each tax year end. When considered necessary by Management, an independent attorney or accountant with requisite knowledge of investment company taxation will be consulted in order to provide necessary guidance.

     As a result, the Company will amend and restate its previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and its Form 10-Q for the quarter ended June 30, 2007. Concurrent with this assessment, Management concludes the Company's ICFR related to accounting for taxes was ineffective and a material weakness exists. Management believes the actions taken to remediate the internal control deficiencies, as more fully described above, are adequate to address future considerations of RIC status and related financial statement presentations and disclosures.

     There were no other changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect our ICFR during the year ended March 31, 2007.

(b)  Attestation report of the registered public accounting firm

     Grant Thornton, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in the Amended Annual Report on Form 10-K/A has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of March 31, 2007. The report, dated January 9, 2008, which expressed an opinion that the Company had not maintained effective internal control over financial reporting as of March 31, 2007 is based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and is set forth in our Exhibit 13.1.

Item 9B. Other Information

     None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The section of our 2007 Proxy Statement captioned "Nominees for Director" under "Proposal 1. Election of Directors" identifies members of our board of directors and nominees, and is incorporated in this Item 10 by reference.

     The names and ages of our executive officers as of January 8, 2008, together with certain biographical information, are as follows:

     William M. Ashbaugh, age 52, has served as Senior Vice President since 2005 and Vice President since 2001. He previously served as Managing
          Director in the corporate finance departments of Hoak Breedlove Wesneski & Co. from 1998 to 2001, Principal Financial Securities from 1997 to 1998 and Southwest Securities from 1995 to 1997.

     Gary L. Martin,  age 61, was named President and Chief Executive Officer in
          July 2007, has been a director since July 1988 and has served as Vice President since 1984. He previously served as Vice President from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned portfolio company.

     Jeffrey G. Peterson, age 34, was named Secretary in August 2007 and has served as Vice President and Treasurer since 2005 and was an Investment Associate since 2001. He previously held positions with the investment banking division of Scott & Stringfellow, Inc. and the corporate lending division of Bank One.

     William R. Thomas, age 79, has served as Chairman of the Board of Directors since 1982. In July 2007, he retired from his role as President, which he held since 1980. In addition, he has been a director since 1972 and was previously Senior Vice President from 1969 to 1980.


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

                      Equity Compensation Plan Information

                                                                                                Number of Securities
                          Number of Securities                                                 Remaining Available For
                            To Be Issued Upon            Weighted-Average Exercise          Future Issuance Under Equity
                               Exercise of                 Price Of Outstanding                  Compensation Plans
                          Outstanding Options,                   Options,                  (excluding securities reflected
Plan Category             Warrants And Rights               Warrants And Rights                      in column (a)
-------------             -------------------               -------------------                      -------------
                                   (a)                              (b)                                  (c)
                                   ---                              ---                                  ---
Equity                           52,500                           $86.184                              58,500
compensation plans
approved by security
holders(1)
Equity                               -                                 -                                   -
compensation plans
not approved by
security holders                 ______                           ______                               ______

       Total                     52,500                           $86.184                              58,500
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

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a)(1) The following information included in Exhibit 13.1 is herein incorporated by reference:

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

                                               CAPITAL SOUTHWEST CORPORATION

                                                    /s/ Gary L. Martin
                                               By:___________________________
                                                    Gary L. Martin, President

Date:  January 9, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                Title                                 Date
         ---------                -----                                 ----


 /s/  Gary L. Martin
_____________________           President                        January 9, 2008
      Gary L. Martin            (chief executive officer)

 /s/ William R. Thomas
______________________          Chairman of the Board            January 9, 2008
     William R. Thomas

 /s/  Donald W. Burton
_____________________           Director                         January 9, 2008
      Donald W. Burton

 /s/  Graeme W. Henderson
_____________________           Director                         January 9, 2008
    Graeme W. Henderson

 /s/  Gary L. Martin
_____________________           Director                         January 9, 2008
      Gary L. Martin

 /s/ Samuel B. Ligon
_____________________           Director                         January 9, 2008
      Samuel B. Ligon

 /s/  John H. Wilson
______________________          Director                         January 9, 2008
      John H. Wilson

 /s/ Tracy L. Morris
_____________________           Controller                       January 9, 2008
     Tracy  L. Morris           (chief financial/accounting officer)

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

       3.2          By-Laws of the Company, as amended.

       4.1 Specimen of Common Stock certificate (filed as Exhibit 4.1 to Form 10-K for the fiscal year ended March 31, 2002).

       10.1 The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 2007.

       10.2         Retirement   Plan  for   Employees   of  Capital   Southwest
                    Corporation and Its Affiliates as amended and restated effective April 1, 2006.


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

       10.7 Capital Southwest Corporation 1999 Stock Option Plan (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 2000).

       10.8         Severance Pay Agreement  with William M. Ashbaugh  (filed as
                    Exhibit 10.1 to Form 8-K dated July 18, 2005).

       10.9         Severance  Pay  Agreement  with Susan K.  Hodgson  (filed as
                    Exhibit 10.3 to Form 8-K dated July 18, 2005).

       10.10        Severance Pay Agreement  with Jeffrey G. Peterson  (filed as
                    Exhibit 10.4 to Form 8-K dated July 18, 2005).

       13.1  *      Selected Consolidated Financial Data.

       21.1         List of subsidiaries of the Company.

       23.1  *      Consent of Independent  Registered  Public Accounting Firm -
                    Grant Thornton LLP.

       31.1  *      Certification  of  President  required by Rule  13a-14(a) or
                    Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

       31.2  *      Certification  of Controller  required by Rule  13a-14(a) or
                    Rule 15d-14(a) of the Exchange Act, filed herewith.

       32.1  **     Certification  of  President  required by Rule  13a-14(b) or
                    Rule  15d-14(b)  of the  Exchange  Act and  Section  1350 of
                    Chapter 63 of Title 18 of the United States Code, furnished herewith.

       32.2  **     Certification  of Controller  required by Rule  13a-14(b) or
                    Rule  15d-14(b)  of the  Exchange  Act and  Section  1350 of
                    Chapter 63 of Title 18 of the United States Code, furnished herewith.