Form 10-Q/A
period 2007-06-30
CAPITAL SOUTHWEST CORP
filed 2008-01-09
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................to .................

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

      3,889,151 shares of Common Stock, $1 Par Value as of January 9, 2008

                                TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION                                          Page No.

     ITEM 1. Consolidated Financial Statements (1)

             Consolidated Statements of Financial Condition
                      June 30, 2007 (Unaudited) and March 31, 2007.............3

             Consolidated Statements of Operations (Unaudited)
                      For the three months ended June 30, 2007
                      and June 30, 2006........................................4

             Consolidated Statements of Changes in Net Assets
                      For the three months ended June 30, 2007 (Unaudited)
                      and year ended March 31, 2007............................5

             Consolidated Statements of Cash Flows (Unaudited)
                      For the three months ended June 30, 2007 and
                      June 30, 2006............................................6

             Portfolio of Investments
                      June 30, 2007............................................7

             Notes to Consolidated Financial Statements.......................12

         ITEM 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.................19

         ITEM 3.      Quantitative and Qualitative Disclosure About
                          Market Risk.........................................21

         ITEM 4.      Controls and Procedures.................................22

PART II.     OTHER INFORMATION

         ITEM 1A.  Risk Factors...............................................23

         ITEM 6.      Exhibits and Reports on Form 8-K........................23

Signatures ...................................................................24


(1) As described in Note 2, the financial statements for fiscal years 2007 and 2008 have been restated.


PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

Assets                                                 June 30, 2007    March 31, 2007
                                                       -------------    -------------
                                                        as restated      as restated
                                                        (Unaudited)

Investments at market or fair value
      Companies more than 25% owned
        (Cost: June 30, 2007 - $28,758,246
         March 31, 2007 - $28,632,356)                 $ 537,279,981    $ 526,993,983
      Companies 5% to 25% owned
        (Cost: June 30, 2007 - $18,948,896
        March 31, 2007 - $18,798,896)                     81,892,002       76,398,002
      Companies less than 5% owned
        (Cost: June 30, 2007 - $31,982,402
        March 31, 2007 - $24,211,045)                     87,178,742       77,763,048
                                                       -------------    -------------
      Total investments
        (Cost: June 30, 2007 - $79,689,544
        March 31, 2007 - $71,642,297)                    706,350,725      681,155,033
Cash and cash equivalents                                 31,264,000       38,844,203
Receivables                                                  152,972          337,892
Other assets                                               9,227,147        9,170,185
                                                       -------------    -------------
      Totals                                           $ 746,994,844    $ 729,507,313
                                                       =============    =============

Liabilities and Shareholders' Equity

Other liabilities                                      $   1,320,521    $   1,457,847
Deferred income taxes                                      2,330,377        2,317,777
                                                       -------------    -------------
      Total liabilities                                    3,650,898        3,775,624
                                                       -------------    -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,326,516 shares
        at June 30, 2007 and 4,323,416 shares
        at March 31, 2007                                  4,326,516        4,323,416
      Additional capital                                 116,645,836      116,373,960
      Undistributed net investment income                  5,518,081        5,655,020
      Undistributed net realized loss
        on investments                                    (2,774,367)      (3,100,142)
      Unrealized appreciation of investments             626,661,182      609,512,737
      Treasury stock - at cost (437,365 shares)           (7,033,302)      (7,033,302)
                                                       -------------    -------------
      Net assets at market or fair value, equivalent
        to $191.13 per share at June 30, 2007 on the
        3,889,151 sharesoutstanding and $186.75 per
        share at March 31, 2007 on the 3,886,051
        shares outstanding                               743,343,946      725,731,689
                                                       -------------    -------------
Totals                                                 $ 746,994,844    $ 729,507,313
                                                       =============    =============


                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended
                                                                    June 30
                                                         ----------------------------
                                                             2007            2006
                                                         ------------    ------------
                                                          as restated     as restated
Investment income:
     Interest                                            $    564,687    $    205,852
     Dividends                                                363,427         782,566
     Management and directors' fees                           225,200         198,450
                                                         ------------    ------------
                                                            1,153,314       1,186,868
                                                         ------------    ------------

Operating expenses:
     Salaries                                                 274,136         343,465
     Net pension benefit                                      (36,237)        (29,187)
     Other operating expenses                                 264,964         221,228
                                                         ------------    ------------
                                                              502,863         535,506
                                                         ------------    ------------

Income before interest expense and income taxes               650,451         651,362
Interest expense                                                 --           146,982
                                                         ------------    ------------
Income before income taxes                                    650,451         504,380
Income tax expense                                              9,760          12,824
                                                         ------------    ------------

Net investment income                                    $    640,691    $    491,556
                                                         ============    ============

Proceeds from disposition of investments                 $    325,775    $    397,016
Cost of investments sold                                         --              --
                                                         ------------    ------------
Net realized gain on investments                              325,775         397,016


Net increase (decrease) in unrealized appreciation
   of investments                                          17,148,445      (5,217,480)
                                                         ------------    ------------

Net realized and unrealized gain (loss) on investments   $ 17,474,220    $ (4,820,464)
                                                         ============    ============

Increase (decrease) in net assets from operations        $ 18,114,911    $ (4,328,908)
                                                         ============    ============




                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets


                                                  Three Months Ended    Year Ended
                                                     June 30, 2007     March 31, 2007
                                                    -------------      -------------
                                                      as restated       as restated
                                                      (Unaudited)
Operations:
      Net investment income                         $     640,691      $   4,233,340
      Net realized gain on investments                    325,775         14,966,296
      Net increase in unrealized appreciation
        of investments                                 17,148,445        147,681,609
                                                    -------------      -------------
      Increase in net assets from operations           18,114,911        166,881,245

Distributions from:
      Undistributed net investment income                (777,630)        (2,323,150)

Capital share transactions:
      Exercise of employee stock options                  231,390          1,794,850
      Adjustment to initially apply FASB No. 158,
       net of tax                                            --            1,173,751
      Stock option expense                                 43,586            169,003
                                                    -------------      -------------

      Increase in net assets                           17,612,257        167,695,699

Net assets, beginning of period                       725,731,689        558,035,990
                                                    -------------      -------------

Net assets, end of period                           $ 743,343,946      $ 725,731,689
                                                    =============      =============







                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Three Months Ended
                                                                  June 30
                                                                  -------
                                                           2007              2006
                                                       -------------    -------------
                                                        as restated      as restated
Cash flows from operating activities
Increase (decrease) in net assets from operations      $  18,114,911    $  (4,328,908)
Adjustments to reconcile increase in net
  assets from operations to net cash
  provided by operating activities:
Proceeds from disposition of investments                     325,775          397,016
Purchases of securities                                   (8,051,747)            --
Maturities of securities                                       4,500          402,445
Depreciation and amortization                                  4,409            3,865
Net pension benefit                                          (36,237)         (29,187)
Realized gain on investments                                (325,775)        (397,016)
Net (increase) decrease in unrealized appreciation
  of investments                                         (17,148,445)       5,217,480
Stock option expense                                          43,586            4,120
(Increase) decrease in receivables                           184,920          (15,871)
Increase in other assets                                      (6,729)         (19,943)
Decrease in other liabilities                               (119,163)        (106,582)
Decrease in accrued pension cost                             (36,568)         (34,467)
Increase in deferred income taxes                             12,600           10,200
                                                       -------------    -------------
Net cash provided by (used in) operating activities       (7,033,963)       1,103,152
                                                       -------------    -------------


Cash flows from financing activities
Increase in notes payable to bank                               --        150,000,000
Distributions from undistributed net
  investment income                                         (777,630)        (772,050)
Proceeds from exercise of employee stock options             231,390        1,097,500
                                                       -------------    -------------
Net cash provided by (used in) financing activities         (546,240)     150,325,450
                                                       -------------    -------------

Net increase (decrease) in cash and cash
  equivalents                                             (7,580,203)     151,428,602
Cash and cash equivalents at beginning
  of period                                               38,844,203       11,503,866
                                                       -------------    -------------
Cash and cash equivalents at end of period             $  31,264,000    $ 162,932,468
                                                       =============    =============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                             $        --      $     123,763
  Income taxes                                         $        --      $      20,000



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

                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

Explanatory Note Regarding Restatements

     Capital Southwest Corporation (the "Company") is filing this amendment to its Form 10-Q for the quarter ended June 30, 2007, to amend and restate its consolidated financial statements for each of the quarters ended June 30, 2007 and 2006.

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

     The summary of the effects of this change on our consolidated statements of financial condition as of June 30, 2007 and March 31, 2007, our consolidated statements of operations and consolidated statements of cashflow for the three months ended June 30, 2007 and 2006, and our consolidated statements of changes in net assets for the three months ended June 30, 2007 and year ended March 31, 2007 is included in Note 2, "Restatement of Consolidated Financial Statements," located in the notes to our consolidated financial statements.

     The following information has been updated to give the effect to the restatement. In accordance with Rule 12b-15, under the Security Exchange Act of 1934, as amended, the complete text of each amended item is set forth in this report, even though much of the disclosure in the restated items has not changed. The disclosure in this quarterly report amendment supersedes and replaces corresponding disclosures in our quarterly report on Form 10-Q for the three months ended June 30, 2007 and 2006.

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

Notes to Consolidated Financial Statements
(continued)

     The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K/A for the year ended March 31, 2007. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although we believe that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

2.   Restatement of Consolidated Financial Statements

     Capital Southwest Corporation (the "Company") has filed an amendment to its Annual Report on Form 10-K for the year ended March 31, 2007, to amend and restate its consolidated financial statements and selected per share data and ratios for each of the fiscals years ended March 31, 2007, 2006 and 2005 and our selected per share data and ratios for the years ended March 31, 2004 and 2003. In addition, we are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

     After reviewing the accounting treatment for deferred taxes on unrealized appreciation of investments, the Company has determined its long-standing policy of recording deferred taxes on unrealized appreciation of investments was not in conformity with generally accepted accounting principles and its previously issued financial statements required restatement. The effect of the restatement on our consolidated statements of financial condition as of June 30, 2007 and March 31, 2007, our consolidated statements of operations and consolidated statements of cash flows for the three months ended June 30, 2007 and 2006, our consolidated statements of changes in net assets for the three months ended June 30, 2007 and year ended March 31, 2007 is as follows and shown in the tables below:
          (A) A Regulated Investment Company (RIC) is required to record deferred taxes when it is probable the RIC will not qualify under Subchapter M of the Internal Revenue Code for a period longer that one year. Historically, management believed it was probable the Company would not maintain its qualifying status as a RIC in future years and recorded a deferred tax liability on the unrealized appreciation of investments. However, upon further analysis, the Company determined it was only reasonably possible, but not probable, the Company would not maintain its qualifying status as a RIC. Thus the deferred tax liability consistently recorded and disclosed should not have been recognized.

          (B) The Company historically has accrued income taxes payable on its investment gains as they have been incurred, as it has been the Company's practice to retain its investment gains. However, RICs are required to accrue federal income taxes on investment gains that are retained only on the last day of the tax year. The Company incorrectly recorded the tax impact of its investment gains in periods other than the last day of its tax year, December 31. Therefore, the income taxes payable recorded at times other than the tax year end should not have been recognized.

          (C) The Company incorrectly classified its' return of capital contributions cumulatively as "undistributed net realized gains on investments." RICs are required to classify return of capital contributions as "additional capital" in the period in which tax basis amounts become permanent; and reflect undistributed amounts remaining since its' previous tax year end adjusted for temporary tax basis differences as "undistributed net realized gains on investments."

The restatement will eliminate the accrual for deferred taxes on unrealized appreciation of investments, and income taxes payable and related tax carryforwards on realized gains, increasing the net asset value per share and net assets from operations for the periods restated; and reclassify return of capital contributions to "additional capital."


Notes to Consolidated Financial Statements
(continued)
                                                                          As of June 30, 2007
                                                                    ----------------------------
                                                                     Previously
Consolidated Statement of Financial Condition                       Reported (1)   As Restated (2)
--------------------------------------------------------------      ------------    ------------
Total assets                                                         746,994,844     746,994,844
                                                                    ============    ============


Income taxes payable                                                     231,274            --    (B)

Deferred income tax                                                  219,604,301       2,330,377  (A)(B)
                                                                    ------------    ------------

Total liabilities                                                    221,156,096       3,650,898
                                                                    ------------    ------------
Additional Capital                                                    11,493,477     116,645,836  (C)

Undistributed net realized gains (losses)                            102,977,794      (2,774,367) (B)(C)
Net unrealized appreciation                                          408,556,182     626,661,182  (A)

Net assets at market or fair value                                   525,838,748     743,373,946
                                                                    ------------    ------------

Total liabilities and shareholders equity                            746,994,844     746,994,844
                                                                    ============    ============


Consolidated Statement of Financial Condition                           As of March 31, 2007
--------------------------------------------------------------      ----------------------------
                                                                     Previously
                                                                    Reported (3)   As Restated (2)
Total assets                                                        ------------    ------------
                                                                     729,507,313     729,507,313
                                                                    ============    ============

Income taxes payable                                                     231,274            --    (B)

Deferred income tax                                                  213,474,680       2,317,777  (A)(B)
                                                                    ------------    ------------

Total liabilities                                                    215,163,801       3,775,624
                                                                    ------------    ------------
Additional Capital                                                    11,221,601     116,373,960  (C)

Undistributed net realized gains (losses)                            102,766,040      (3,100,142) (B)(C)

Net unrealized appreciation                                          397,410,737     609,512,737  (A)

Net assets at market or fair value                                   514,343,512     725,731,689
                                                                    ------------    ------------

Total liabilities and shareholders equity                            729,507,313     729,507,313
                                                                    ============    ============


Consolidated Statement of Operations                               Three Months Ended June 30, 2007
--------------------------------------------------------------      ----------------------------
                                                                     Previously
                                                                    Reported (1)   As Restated (2)
                                                                    ------------    ------------
Net investment income                                                    640,691         640,691
                                                                    ============    ============
Net realized gain on investments                                         211,754         325,775  (B)
Net increase in unrealized appreciation of investments                11,145,445      17,148,445  (A)
                                                                    ------------    ------------
Net realized and unrealized gain on investments                       11,357,199      17,474,220
                                                                    ------------    ------------
Increase in net assets from operations                                11,997,890      18,114,911
                                                                    ============    ============




Notes to Consolidated Financial Statements
(continued)


Consolidated Statement of Operations                               Three Months Ended June 30, 2006
--------------------------------------------------------------      ----------------------------
                                                                     Previously
                                                                    Reported (1)   As Restated (2)
                                                                    ------------    ------------

Net investment income                                                    491,556        491,556
                                                                    ============    ============

Net realized gain on investments                                         258,060         397,016  (B)
Net decrease in unrealized appreciation of investments                (3,022,480)     (5,217,480) (A)
                                                                    ------------    ------------
Net realized and unrealized loss on investments                       (2,764,420)     (4,820,464)
Decrease in net assets from operations                                (2,272,864)     (4,328,908)
                                                                    ============    ============


Consolidated Statement of Changes in Net Assets                    Three Months Ended June 30, 2007
--------------------------------------------------------------      ----------------------------
                                                                     Previously
                                                                    Reported (1)   As Restated (2)
                                                                    ------------    ------------
Net investment income                                                    640,691         640,691
Net realized gain on investments                                         211,754         325,775  (B)
Net increase on unrealized appreciation before
distributions                                                         11,145,445      17,148,445  (A)
                                                                    ------------    ------------
Increase in net assets from operations before
distributions                                                         11,997,890      18,114,911


Undistributed net investment income                                     (777,630)       (777,630)
Employee stock options exercised                                         231,390         231,390
Stock option expense                                                        --              --
Adjustment to initially apply FASB Statement No. 158, net of tax          43,586          43,586
                                                                    ------------    ------------
Increase in net assets                                                11,495,236      17,612,257

Net assets, beginning of year                                        514,343,512     725,731,689
                                                                    ------------    ------------

Net assets, end of year                                              525,838,748     743,343,946
                                                                    ============    ============
Net asset value, per share                                          $     135.21    $     191.13
                                                                    ============    ============



Consolidated Statement of Changes in Net Assets
--------------------------------------------------------------        Year Ended March 31, 2007
                                                                    -----------------------------
                                                                     Previously
                                                                    Reported (3)    As Restated (2)
                                                                    ------------     ------------
Net investment income                                                  4,233,340       4,233,340
Net realized gain on investments                                      16,334,000      14,966,296  (B)
Net increase on unrealized appreciation before
distributions                                                         96,343,609     147,681,609  (A)
                                                                    ------------     ------------
Increase in net assets from operations before
distributions                                                        116,910,949     166,881,245

Undistributed net investment income                                   (2,323,150)     (2,323,150)
Net realized gains deemed
distributed to shareholders                                                --        (11,417,283) (C)
Allocated increase in share value
for deemed distribution                                                    --         11,417,283  (C)
Employee stock options exercised                                       1,794,850       1,794,850
Stock option expense                                                   1,173,751       1,173,751
Adjustment to initially apply FASB Statement No. 158, net of tax         169,003         169,003
                                                                    ------------    ------------
Increase in net assets                                               117,725,403     167,695,699

Net assets, beginning of year                                        396,618,109     558,035,990
                                                                    ------------    ------------

Net assets, end of year                                              514,343,512     725,731,689
                                                                    ============    ============
Net asset value, per share                                          $     132.36    $     186.75
                                                                    ============    ============





Notes to Consolidated Financial Statements
(continued)
                                                                   Three Months Ended June 30, 2007
                                                                    ----------------------------
Consolidated Statement of Cash Flow                                  Previously
--------------------------------------------------------------      Reported (1)   As Restated (2)
                                                                    ------------    ------------

Net cash used by operating activities
                                                                      (7,033,963)     (7,033,963)
                                                                    ------------    ------------
Net cash used in financing activities

                                                                        (546,240)       (546,240)
                                                                    ------------    ------------

Net decrease in cash and cash equivalents                             (7,580,203)     (7,580,203)
                                                                    ------------    ------------


                                                                   Three Months Ended June 30, 2006
Consolidated Statement of Cash Flow                                ---------------------------------
--------------------------------------------------------------       Previously             As
                                                                    Reported (1)       Restated (2)
                                                                    ------------    ------------
Net cash provided by operating activities
                                                                       1,103,152       1,103,152
                                                                    ------------    ------------
Net cash provided by financing activities
                                                                     150,325,450     150,325,450
                                                                    ------------    ------------
Net increase in cash and cash equivalents                            151,428,602     151,428,602
                                                                    ------------    ------------

----------
(1) As presented in the Company's original Form 10-Q for the quarter ended June 30, 2007
(2)  Adjusted  to reflect  the  restatement  described  above.
(3) As presented in the Company's original Form 10-K for the fiscal year ended March 31, 2007
(A), (B) and (C) are described in detail above.

3.   Stock-Based Compensation

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

4.   Employee Stock Option Plan

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

     The following summarizes activity in the stock option plan since March 31, 2007:

                                            Number          Weighted-Average
                                           of shares         Exercise Price

Balance at March 31, 2007                    52,500                $86.184
   Granted                                     --                      --
   Exercised                                 (3,100)                74.642
   Canceled                                    --                      --
                                          ---------               --------
Balance at June 30, 2007                     49,400                 86.908
                                          =========               ========

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

     On July 16, 2007, a stock option to purchase 25,000 shares of common stock was issued to our new president, Gary L. Martin.

Notes to Consolidated Financial Statements
(continued)

5.      Summary of Per Share Information
                                                         Three Months Ended
                                                             June 30
                                                             -------
                                                         2007        2006
                                                     ----------   ----------
                                                    (as restated) (as restated)
Investment income                                    $      .30   $      .31
Operating expenses                                         (.13)        (.14)
Interest expense                                             --         (.04)
Income taxes                                                 --           --
                                                     ----------   ----------
Net investment income                                       .17          .13
Distributions from undistributed
  net investment income                                    (.20)        (.20)
Net realized gain on investments                            .08          .10
Net increase (decrease) in unrealized appreciation
  of investments                                           4.41        (1.35)
Exercise of employee stock options*                        (.09)        (.29)
Stock option expense                                        .01           --
                                                     ----------   ----------
Increase (decrease) in net asset value                     4.38        (1.61)
Net asset value:
      Beginning of period                                186.75       144.56
                                                     ----------   ----------
      End of period                                  $   191.13   $   142.95
                                                     ==========   ==========

Shares outstanding at end of period
  (000s omitted)                                          3,889        3,875

* Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

6.   Subsequent Events

     In July 2007, William R. Thomas, retired from role as President and Chief Executive Officer, but has continued in capacity as Chairman of the Board. Gary L Martin was named President and Chief Executive Officer.

     In  August  2007,   Susan  K.  Hodgson   resigned   from  her  position  as
Secretary-Treasurer and Chief Financial Officer. Tracy L. Morris was hired in September 2007, as Controller and Chief Financial Officer.

     On August 27, 2007, Capital Southwest Corporation and Capital Southwest Venture Corporation, were named in a lawsuit filed in the United States District Court of the Northern District of Texas, Dallas Division, against Heelys, Inc and its Chief Executive Officer, Chief Financial Officer and the directors who signed its registration statement with the Securities and Exchange Commission in connection with its December 7, 2006 initial public offering ("IPO"), and its underwriters for the IPO. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and the plaintiffs are seeking compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the action, including counsel fees and expert fees. We believe that the plaintiffs' claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits.

Notes to Consolidated Financial Statements
(continued)

     In September and October 2007 four similar suits were also filed in the United States District Court of the Northern District of Texas making substantially similar allegations under Sections 11, 12 and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge, and we expect that all the cases will be consolidated into a single action, with a consolidated complaint filed shortly thereafter. We believe that the plaintiffs' claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits.

     On November 15, 2007, the Company received a Staff Determination Letter from NASDAQ, stating that we were delinquent in our SEC filings for the quarter ended September 30, 2007 and in violation of NASDAQ rules. The letter instructed us to file for an appeal for the determination or trading of the Company's stock would be suspended. On November 20, 2007, the Company requested a written hearing with NASDAQ. The hearing date was set for January 10, 2008.

7.   Recent Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Net asset value at June 30, 2007 was $743,343,946 equivalent to $191.13 per share. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the June 30, 2007 net asset value reflects an increase of 37.3% during the past twelve months.

                                            June 30,           June 30,
                                             2007               2006
                                             ----               ----
              Net assets                 $743,343,946       $554,036,652
              Shares outstanding            3,889,151          3,875,751
              Net assets per share            $191.13            $142.95

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

     The composite measure of our financial performance in the Consolidated Statements of Operations is captioned "Increase (decrease) in net assets from operations" and consists of three elements. The first is "Net investment income", which is the difference between our income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is "Net realized gain on investments", which is the difference between the proceeds received from disposition of portfolio securities and their stated cost. The third element is the "Net increase (decrease) in unrealized appreciation of investments", which is the net change in the market or fair value of our investment portfolio, compared with stated cost. It should be noted that the "Net realized gain on investments" and "Net increase (decrease) in unrealized appreciation of investments" are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being "unrealized" to being "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

     Interest income of $564,687 in the three months ended June 30, 2007 increased from $205,852 in the year-ago period due to an increase in excess cash and interest rates. During the three months ended June 30, 2007 and 2006, we recorded dividend income from the following sources:

                                                   Three Months Ended
                                                        June 30
                                                        -------
                                                    2007        2006
                                                    ----        ----
             Alamo Group Inc.                    $169,278    $169,278
             Dennis Tool Company                   25,000      37,499
             Encore Wire Corporation               81,735        -
             Kimberly-Clark Corporation            40,905      37,818
             Lifemark Group                          -        150,000
             PalletOne, Inc.                         -         44,921
             The RectorSeal Corporation              -        240,000
             TCI Holdings, Inc                     20,318      20,318
             The Whitmore Manufacturing Company      -         60,000
             Other                                 26,191      22,732
                                                ----------  ----------
                                                 $363,427    $782,566

Net Increase (Decrease)  in Unrealized Appreciation of Investments

     Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

                                                        Three Months Ended
                                                              June 30

                                              2007                  2006
                                              ----                  ----
  Encore Wire Corporation                 $ 6,130,000           $8,174,000
  Heelys, Inc.                             (9,318,000)                -
  Palm Harbor Homes, Inc.                        -              (7,855,000)
  The RectorSeal Corporation               10,850,000                 -

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

     Our investment performance is a function of our portfolio companies' profitability, which may be affected by economic cycles, competitive forces, foreign currency fluctuations and production costs including labor rates, raw material prices and certain commodity prices. Most of the companies in our investment portfolio do not hedge their exposure to raw material and commodity price fluctuations. However, the portfolio company with the greatest exposure to foreign currency fluctuations generally

Item 3. Quantitative and Qualitative Disclosures About Market Risk
       (continued)

hedges their exposure. All of these factors may have an adverse effect on the value of our investments and on our net asset value.

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

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our Management, including the President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the President and Controller concluded that our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting ("ICFR")disclosed in "Item 9A. Controls and Procedures" of the Company's Annual Report on Form 10-K/A, for the fiscal year ended March 31, 2007. The following material weakness is the basis for our conclusion:

o We did not maintain an adequate process to assess and determine the probability of the Company maintaining its qualifying status as a RIC subject to subchapter M of the IRC over the next twelve months at any given quarter.

     To address this material weakness, Management will add a formal evaluation to consider whether it is probable the company will not qualify as a RIC subject to Subchapter M of the IRC over the next 12 months at any given quarter. Additionally, the Company will review its investment gains quarterly and calculate the tax impact on those gains it will retain, however, they will only record the tax liability at the last day of the tax year. Management will also determine, based on materiality, any footnote disclosure that may be required during the interim periods. Furthermore, Management will review and assess temporary and permanent differences for reclassification to "additional capital" at each tax year end. When considered necessary by Management, an independent attorney or accountant with requisite knowledge of investment company taxation will be consulted in order to provide necessary guidance. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company's financial position, results of operations and cash flows for the periods presented. There were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect our ICFR during the quarter ended June 30, 2007.

PART II.  OTHER INFORMATION
---------------------------

Item 1A. Risk Factors

     There have been no material  changes to our risk  factors as  disclosed  in
     Item 1A, "Risk Factors", in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007.

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

                                         CAPITAL SOUTHWEST CORPORATION



Date:    January 9, 2008                 By:  /s/ Gary L. Martin
       ----------------------                 ----------------------------------
                                              Gary L. Martin, President
                                              (chief executive officer)



Date:    January 9, 2008                 By:  /s/ Tracy L. Morris
       ----------------------                 ----------------------------------
                                              Tracy L. Morris, Controller
                                              (chief financial/accounting)