Form 10-Q
period 2007-09-30
CAPITAL SOUTHWEST CORP
filed 2008-01-09
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..............to ..............

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

      3,889,151 shares of Common Stock, $1 Par Value as of January 9, 2008

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------                                           --------

     ITEM 1. Consolidated Financial Statements (1)

             Consolidated Statements of Financial Condition
                      September 30, 2007 (Unaudited) and March 31, 2007........3

             Consolidated Statements of Operations (Unaudited)
                      For the three and six months ended September 30, 2007 and
                      September 30, 2006.......................................4

             Consolidated Statements of Changes in Net Assets
                      For the six months ended September 30, 2007 (Unaudited)
                      and year ended March 31, 2007............................5

             Consolidated Statements of Cash Flows (Unaudited) For the three and six months ended September 30, 2007 and
                      September 30, 2006.......................................6

             Portfolio of Investments
                      September 30, 2007.......................................7

             Notes to Consolidated Financial Statements.......................12

         ITEM 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.................18

         ITEM 3.      Quantitative and Qualitative Disclosure About
                          Market Risk.........................................20

         ITEM 4.      Controls and Procedures.................................20

PART II.     OTHER INFORMATION

         ITEM 1      Legal Proceedings........................................21

         ITEM 1A.  Risk Factors...............................................21

         ITEM 4.      Submission of Matters to a Vote of Security Holders.....21

         ITEM 6.      Exhibits and Reports on Form 8-K........................22

Signatures ...................................................................23

(1) As described in Note 2, the financial statements for fiscal year 2007 have been restated.


PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                                                               September 30, 2007     March 31, 2007
                                                                                       -------------        -------------
                                                                                        (Unaudited)          as restated

Investments at market or fair value
      Companies more than 25% owned
        (Cost: September 30, 2007 - $28,758,246
         March 31, 2007  - $28,632,356)                                                $ 389,987,981        $ 526,993,983
      Companies 5% to 25% owned
        (Cost: September 30, 2007 - $19,962,243,
        March 31, 2007 - $18,798,896)                                                     82,329,351           76,398,002
      Companies less than 5% owned
        (Cost: September 30, 2007 - $31,982,402,
        March 31, 2007 - $24,211,045)                                                     96,917,751           77,763,048
                                                                                       -------------        -------------
      Total investments
        (Cost: September 30, 2007- $80,702,891,
        March 31, 2007 - $71,642,297)                                                    569,235,083          681,155,033
Cash and cash equivalents                                                                 31,871,482           38,844,203
Receivables                                                                                  102,956              337,892
Other assets                                                                               9,379,527            9,170,185
                                                                                       -------------        -------------
      Totals                                                                           $ 610,589,048        $ 729,507,313
                                                                                       =============        =============

Liabilities and Shareholders' Equity

Other liabilities                                                                      $   1,341,573        $   1,457,847
Deferred income taxes                                                                      2,374,777            2,317,777
                                                                                       -------------        -------------
      Total liabilities                                                                    3,716,350            3,775,624
                                                                                       -------------        -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,326,516 shares
        at September 30, 2007 and 4,323,416 shares
        at March 31, 2007                                                                  4,326,516            4,323,416
      Additional capital                                                                 116,689,936          116,373,960
      Undistributed net investment income                                                  6,728,945            5,655,020
      Undistributed net realized loss on investments                                      (2,371,590)          (3,100,142)
      Unrealized appreciation of investments                                             488,532,193          609,512,737
      Treasury stock - at cost (437,365 shares)                                           (7,033,302)          (7,033,302)
                                                                                       -------------        -------------
      Net assets at market or fair value, equivalent
        to $156.04 per share at September 30, 2007 on the 3,889,151 shares outstanding and $186.75 per share at March 31, 2007 on the 3,886,051
        shares outstanding                                                               606,872,698          725,731,689
                                                                                       -------------        -------------
Totals                                                                                 $ 610,589,048        $ 729,507,313
                                                                                       =============        =============

                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                 Three Months Ended                Six Months Ended
                                                     September 30                     September 30
                                           ------------------------------    ------------------------------
                                                2007             2006            2007              2006
                                           -------------    -------------    -------------    -------------
                                                             as restated                       as restated

Investment income:
     Interest                              $     679,442    $     933,678    $   1,244,129    $   1,139,530
     Dividends                                   801,467          757,935        1,164,894        1,540,501
     Management and directors' fees              226,200          179,950          451,400          378,400
                                           -------------    -------------    -------------    -------------
                                               1,707,109        1,871,563        2,860,423        3,058,431
                                           -------------    -------------    -------------    -------------
Operating expenses:
     Salaries                                    291,085          320,334          565,221          663,799
     Net pension benefit                        (127,434)         (43,284)        (163,671)         (72,471)
     Other operating expenses                    288,194          230,737          553,158          451,965
                                           -------------    -------------    -------------    -------------
                                                 451,845          507,787          954,708        1,043,293
                                           -------------    -------------    -------------    -------------
Income before interest expense and
  income taxes                                 1,255,264        1,363,776        1,905,715        2,015,138
Interest expense                                    --            178,222             --            325,204
                                           -------------    -------------    -------------    -------------
Income before income taxes                     1,255,264        1,185,554        1,905,715        1,689,934
Income tax expense                                44,400           15,200           54,160           28,024
                                           -------------    -------------    -------------    -------------

Net investment income                      $   1,210,864    $   1,170,354    $   1,851,555    $   1,661,910
                                           =============    =============    =============    =============

Proceeds from disposition of investments   $     402,777    $  10,045,064    $     728,552    $  10,442,080
Cost of investments sold                            --            826,317             --            826,317
                                           -------------    -------------    -------------    -------------
Net realized gain on investments                 402,777        9,218,747          728,552        9,615,763
                                           -------------    -------------    -------------    -------------


Net decrease in unrealized
   appreciation of investments              (138,128,989)      (2,931,221)    (120,980,544)      (8,148,701)
                                           -------------    -------------    -------------    -------------

Net realized and unrealized gain (loss)
   on investments                          $(137,726,212)   $   6,287,526    $(120,251,992)   $   1,467,062
                                           =============    =============    =============    =============

Increase (decrease) in net assets
 from operations                           $(136,515,348)   $   7,457,880    $(118,400,437)   $   3,128,972
                                           =============    =============    =============    =============




                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                         Six Months Ended          Year Ended
                                                        September 30, 2007       March 31, 2007
                                                           -------------         -------------
                                                            (Unaudited)           as restated

Operations
      Net investment income                               $   1,851,555         $   4,233,340
      Net realized gain on investments                          728,552            14,966,296
      Net increase (decrease) in unrealized
        appreciation of investments                        (120,980,544)          147,681,609
                                                          -------------         -------------
      Increase (decrease) in net assets from operations    (118,400,437)          166,881,245

Distributions from:
      Undistributed net investment income                      (777,630)           (2,323,150)

Capital share transactions
      Exercise of employee stock options                        231,390             1,794,850

      Adjustment to initially apply FASB No. 158,
        net of tax                                                 --               1,173,751

      Stock option expense                                       87,686               169,003
                                                          -------------         -------------

      Increase (decrease) in net assets                    (118,858,991)          167,695,699

Net assets, beginning of period as restated                 725,731,689           558,035,990
                                                          -------------         -------------

Net assets, end of period                                 $ 606,872,698         $ 725,731,689
                                                          =============         =============
















                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)


                                                     Three Months Ended               Six Months Ended
                                                       September 30                     September 30
                                                       ------------                     ------------
                                                  2007             2006            2007             2006
                                             -------------    -------------    -------------    -------------
                                                               as restated                       as restated

Cash flows from operating activities
Increase (decrease) in net assets from
  operations                                 $(136,515,348)   $   7,457,880    $(118,400,437)   $   3,128,972
Adjustments to reconcile increase in net
  assets from operations to net cash
  provided  by operating activities:
  Proceeds from disposition of investments         402,777       10,045,064          728,552       10,442,080
  Purchases of securities                       (1,163,347)        (370,230)      (9,215,094)        (370,230)
  Maturities of securities                         150,000          482,491          154,500          884,936
  Depreciation and amortization                      6,272            4,022           10,681            7,887
  Net pension benefit                             (127,434)         (43,284)        (163,671)         (72,471)
  Realized gain on investments                    (402,777)      (9,218,747)        (728,552)      (9,615,763)
  Net decrease in unrealized appreciation
    of investments                             138,128,989        2,931,221      120,980,544        8,148,701
  Stock option expense                              44,100           77,711           87,686           81,831
  Increase (decrease) in receivables                50,016          (31,415)         234,936          (47,285)
  (Increase) decrease in other assets              (23,679)           1,955          (30,408)         (17,988)
  Increase (decrease) in other liabilities          43,779           21,727          (75,384)         (84,856)
  Decrease in accrued pension cost                 (30,266)         (36,568)         (66,834)         (71,035)
  Increase in deferred income taxes                 44,400           15,200           57,000           25,400
                                             -------------    -------------    -------------    -------------
Net cash provided by (used in) operating
  activities                                       607,482       11,337,027       (6,426,481)      12,440,179
                                             -------------    -------------    -------------    -------------

Cash flows from financing activities
Decrease in notes payable to bank                     --       (150,000,000)            --               --
Distributions from undistributed net
  investment income                                   --               --           (777,630)        (772,050)
Proceeds from exercise of employee
  stock options                                       --               --            231,390        1,097,500
                                             -------------    -------------    -------------    -------------
Net cash provided by (used in) financing
  activities                                          --       (150,000,000)        (546,240)         325,450
                                             -------------    -------------    -------------    -------------

Net increase (decrease) in cash and cash
  equivalents                                      607,482     (138,662,973)      (6,972,721)      12,765,629
Cash and cash equivalents at beginning
  of period                                     31,264,000      162,932,468       38,844,203       11,503,866
                                             -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period   $  31,871,482    $  24,269,495    $  31,871,482    $  24,269,495
                                             =============    =============    =============    =============


Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                   $        --      $     201,441    $        --      $     325,204
  Income taxes                               $        --      $        --      $        --      $      20,000



                (See Notes to Consolidated Financial Statements)


Portfolio of Investments - September 30, 2007

      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+AT&T INC.                                ++20,770 shares common stock (acquired 3-9-99)               $        12      $    878,779
  San Antonio, Texas
  Global leader in local, long
  distance, Internet and
  transaction-based  voice
  and data services.

+ALAMO GROUP INC.                         2,830,300 shares common stock                                  2,190,937        48,115,000
  Sequin, Texas                             (acquired 4-1-73 thru 5-25-07)
  Tractor-mounted mowing and
  mobile excavation equipment
  for governmental, industrial
  and agricultural markets;
  street-sweeping equipment
  for municipalities.

ALL COMPONENTS, INC.                      8.25% subordinated note due 2012 (acquired  6-27-07)           6,000,000         6,000,000
   Addison, Texas                         150,000 shares Series A convertible preferred stock,
   Electronics contract manu-                convertible into 600,000 shares of common stock
   facturing; distribution                   at $0.25 per share (acquired 9-16-94)                         150,000         6,600,000
   and production of memory               Warrant to purchase 350,000 shares of common stock
   and other components for                  at $11.00 per share, expiring 2017 (acquired 6-27-07)               -                 -
   computer manufacturers,                                                                               ---------         ---------
   retailers and value-added                                                                             6,150,000        12,600,000
   resellers.

+ALLTEL CORPORATION                       ++8,880 shares common stock (acquired 7-1-98)                     88,699           618,758
   Little Rock, Arkansas
   Owner and operator of the
   nation's largest wireless
   network.

+ATLANTIC CAPITAL BANCSHARES, INC.        300,000 shares common stock (acquired 4-10-07)                 3,000,000         3,000,000
   Atlanta, Georgia
   Holding company of Atlantic
   Capital Bank a full service
   commercial bank.

BALCO, INC.                                445,000 shares common stock and 60,920 shares
   Wichita, Kansas                           Class B non-voting common stock                               624,920         4,500,000
   Specialty architectural                   (acquired 10-25-83 and 5-30-02)
   products used in the
   construction and remodeling
   of commercial and insti-
   tutional buildings.

BOXX TECHNOLOGIES, INC.                   3,125,354 shares Series B convertible preferred
   Austin, Texas                             stock, convertible into 3,125,354 shares of
   Workstations for computer                 common stock at $0.50 per share
   graphics imaging and design.              (acquired 8-20-99 thru 8-8-01)                              1,500,000                 2

CMI HOLDING COMPANY, INC.                 10% convertible subordinate note, due 2009 (acquired 7-2-07)   1,913,347         1,913,347
   Richardson, Texas                      2,327,658 shares Series A convertible preferred stock,
   Owns Chase Medical, which                 convertible into 2,327,658 shares of common stock
   develops and sells devices                at $1.72 per share (acquired 8-21-02 and 6-4-03)            4,000,000         2,000,000
   used in cardiac surgery to             Warrants to purchase 109,012 shares of common stock
   relieve congestive heart                  at $1.72 per share, expiring 2012 (acquired 4-16-04)                -                 -
   failure; develops and                  Warrants to purchase 431,982 shares of Series A-1
   supports cardiac imaging                  convertible preferred stock at $1.72 per share
   systems.                                  expiring 2012 (acquired 7-2-07)                                     -                 -
                                                                                                         ---------         ---------
                                                                                                         5,913,347         3,913,347







      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+COMCAST CORPORATION                      ++64,656 shares common stock (acquired 11-18-02)             $        21      $  1,562,089
   Philadelphia, Pennsylvania
   Leading provider of cable,
   entertainment and communi-
   cations products and
   services.

DENNIS TOOL COMPANY                       20,725 shares 5% convertible preferred stock,
   Houston, Texas                            convertible into 20,725 shares of common stock
   Polycrystalline diamond                   at $48.25 per share  (acquired 8-10-98)                       999,981           999,981
   compacts (PDCs) used in oil            140,137 shares common stock (acquired 3-7-94 and 8-10-98)      2,329,963         2,000,000
   field drill bits and in                                                                               ---------         ---------
   mining and industrial                                                                                 3,329,944         2,999,981
   applications.

+DISCOVERY HOLDING COMPANY                ++70,501 shares Series A common stock (acquired 7-21-05)          20,262         2,031,134
   Englewood, Colorado
   Provider of creative
   content, media management
   and network services
   worldwide.

+EMBARQ CORPORATION                       ++4,500  shares common stock (acquired 5-17-06)                   46,532           250,200
   Overland Park, Kansas
   Local exchange carrier that
   provides voice and data
   services, including
   high-speed Internet.

+ENCORE WIRE CORPORATION                  4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)  5,800,000        75,605,000
   McKinney, Texas
   Electric wire and cable for
   residential and commercial
   use.

EXTREME INTERNATIONAL, INC.               39,359.18 shares Series C convertible preferred
   Sugar Land,  Texas                       stock, convertible into  157,436.72 shares of common
   Owns Bill Young Productions,             stock at $25.00 per share (acquired  9-30-03)                2,625,000         8,391,000
   Texas Video and Post, and              3,750 shares 8%  Series A convertible preferred stock,
   Extreme Communications,                  convertible into   15,000 shares of common stock at
   which produce radio and                  $25.00 per share (acquired 9-30-03)                            375,000           800,000
   television commercials and             Warrants to purchase 13,035 shares of common stock
   corporate communications                  at $25.00 per share, expiring 2008 (acquired 8-11-98
   videos.                                   thru 9-30-03)                                                       -           375,000
                                                                                                         ---------         ---------
                                                                                                         3,000,000         9,566,000

+FMC CORPORATION                          ++6,430 shares common stock (acquired 6-6-86)                     66,726           668,977
   Philadelphia, Pennsylvania
   Chemicals for agricultural,
   industrial and consumer
   markets.

+FMC TECHNOLOGIES, INC.                   ++11,057 shares common stock (acquired 1-2-02)                    57,051         1,275,093
   Houston, Texas
   Equipment and systems for
   the energy, food processing
   and air transportation
   industries.

+HEELYS, INC.                             9,317,310 shares common stock (acquired 5-26-00)                 102,490        55,904,000
   Carrollton, Texas
   Heelys stealth skate shoes,
   equipment and apparel sold
   through sporting goods
   chains, department stores
   and footwear retailers.





      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

HIC-STAR CORPORATION                      10% subordinated note due 2007 (acquired 10-19-04 and
  Dallas, Texas                              1-13-05)                                                  $   352,646      $          -
  Holding company previously              12% subordinated notes due 2008 (acquired 3-25-05 thru
  engaged in mortgage banking                2-27-06)                                                      717,523                 1
  operations, which have now              Warrants to purchase 463,162 shares of Series A common
  been sold.                                 stock at $1.00 per share, expiring 2014 (acquired
                                             3-31-04 thru 1-13-05)                                               -                 -
                                                                                                         ---------         ---------
                                                                                                         1,070,169                 1


+HOLOGIC, INC.                            ++316,410 shares common stock (acquired 8-27-99)                 220,000        19,282,025
   Bedford, Massachusetts
   Medical instruments
   including bone densi-
   tometers, mammography
   devices and digital
   radiography systems.

+KIMBERLY-CLARK CORPORATION               ++77,180 shares common stock (acquired 12-18-97)               2,358,518         5,422,667
   Dallas, Texas
   Manufacturer of tissue,
   personal care and health
   care products.

+LIBERTY GLOBAL, INC.                     ++42,463 shares Series A common stock (acquired 6-15-05)         106,553         1,741,832
 Englewood, Colorado                      ++42,463 shares Series C common stock (acquired 9-6-05)          100,870         1,639,496
 Owns interests in broadband,                                                                            ---------         ---------
 distribution and content                                                                                  207,423         3,381,328
 companies.


+LIBERTY MEDIA CORPORATION                ++35,250 shares of Liberty Capital Series A common stock
   Englewood, Colorado                       (acquired 5-9-06)                                              51,829         4,400,258
   Holding company owning                 ++176,252 shares of Liberty Interactive Series A common stock
   interests in electronic                   (acquired 5-9-06)                                              66,424         3,384,038
   retailing, media, communi-                                                                            ---------         ---------
   cations and entertainment                                                                               118,253         7,784,296
   businesses.


LIFEMARK GROUP                             1,449,026 shares common stock (acquired 7-16-69)              4,510,400        44,000,000
   Hayward, California
   Cemeteries, mausoleums and
   mortuaries located in
   northern California.

MEDIA RECOVERY, INC.                      800,000 shares Series A convertible preferred stock,
   Graham, Texas                             convertible into 800,000 shares of common stock at
   Computer datacenter and                   $1.00 per share (acquired 11-4-97)                            800,000         6,000,000
   office automation supplies             4,000,000 shares common stock (acquired 11-4-97)               4,615,000        30,000,000
   and accessories; impact,                                                                              ---------         ---------
   tilt monitoring and                                                                                   5,415,000        36,000,000
   temperature sensing devices
   to detect mishandled
   shipments; dunnage for
   protecting shipments.

PALLETONE, INC.                           12.3% senior subordinated notes due 2012 (acquired  9-25-06)   1,553,150         2,000,000
   Bartow, Florida                        150,000 shares common stock (acquired 10-18-01)                  150,000           750,000
   Manufacturer of wooden                 Warrant to purchase 15,294 shares of common stock at
   pallets and pressure-treated             $1.00 per share, expiring 2011 (acquired 2-17-06)               45,746            61,000
   lumber.                                                                                               ---------         ---------
                                                                                                         1,748,896         2,811,000

+PALM HARBOR HOMES, INC.                  7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95)  10,931,955        62,841,000
   Dallas, Texas
   Integrated manufacturing,
   retailing, financing and
   insuring of manufactured
   housing and modular homes.





      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+PETSMART, INC.                           ++300,000 shares common stock (acquired 6-1-95)              $ 1,318,771      $  9,567,000
   Phoenix, Arizona
   Retail chain of more than
   928 stores selling pet
   foods, supplies and
   services.

THE RECTORSEAL CORPORATION                27,907 shares common stock (acquired 1-5-73 and 3-31-73)          52,600       108,850,000
   Houston, Texas
   Specialty chemicals for
   plumbing, HVAC, electrical,
   construction, industrial,
   oil field and automotive
   applications; smoke contain-
   ment systems for building
   fires; also owns 20% of The
   Whitmore Manufacturing
   Company.

+SPRINT NEXTEL CORPORATION                ++90,000  shares common stock (acquired 6-20-84)                 457,113         1,710,000
   Reston, Virginia
   Diversified telecom-
   munications company.

TCI  HOLDINGS, INC.                       21 shares 12% Series C cumulative compounding preferred
   Denver, Colorado                          stock (acquired 1-30-90)                                            -           677,250
   Cable television systems and
   microwave relay systems.

+TEXAS CAPITAL BANCSHARES, INC.           ++489,656 shares common stock (acquired 5-1-00)                3,550,006        10,630,432
   Dallas, Texas
   Regional bank holding
   company with banking
   operations in six Texas
   cities.

VIA HOLDINGS, INC.                        9,118 shares Series B preferred stock (acquired 9-19-05)       4,559,000                 2
   Sparks, Nevada
   Designer, manufacturer and
   distributor of high-quality
   office seating.

WELLOGIX, INC.                            4,540,883 shares Series A-1 convertible participating
   Houston, Texas                            preferred stock, convertible into 4,540,883 shares
   Developer and supporter of                of common stock at $1.1011 per share (acquired
   software used by the oil and              8-19-05 thru 6-15-07)                                       5,000,000                 2
   gas industry to control
   drilling and maintenance
   expenses.




THE WHITMORE MANUFACTURING
COMPANY                                   80 shares common stock (acquired 8-31-79)                      1,600,000        26,600,000
   Rockwall, Texas
   Specialized mining, railroad
   and industrial lubricants;
   coatings for automobiles and
   primary metals; fluid
   contamination control
   devices.

+WINDSTREAM CORPORATION                   ++9,181 shares common stock (acquired 7-17-06)                    19,656           129,636
   Little Rock, Arkansas
   Provider of voice, broadband
   and entertainment
   services.








      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

MISCELLANEOUS                             - BankCap Partners Fund I, L.P. - 6.0% limited
                                             partnership interest (acquired 7-14-06 thru 4-3-07)     $   2,371,476      $  2,371,476
                                          - Diamond State Ventures, L.P. - 1.9% limited
                                             partnership interest (acquired 10-12-99 thru 8-26-05)         146,000           146,000
                                          - First Capital Group of Texas III, L.P. - 3.3%
                                             limited partnership interest (acquired 12-26-00
                                             thru 8-12-05)                                                 964,604           964,604
                                          - Humac Company - 1,041,000 shares common stock
                                             (acquired 1-31-75 and 12-31-75)                                     -           178,000
                                          - PharmaFab, Inc. - contingent payment agreement
                                             (acquired 2-15-07)                                                  2                 2
                                          - STARTech Seed Fund I - 12.1% limited partnership
                                             interest (acquired 4-17-98 thru 1-5-00)                       178,066                 1
                                          - STARTech Seed Fund II - 3.2% limited partnership
                                             interest (acquired 4-28-00 thru 2-23-05)                      950,000                 1
                                          - Sterling Group Partners I, L.P. - 1.7% limited
                                             partnership interest (acquired 4-20-01 thru 1-24-05)        1,064,042         2,400,000
------------------------------------------------------------------------------------------------------------------------------------

TOTAL INVESTMENTS                                                                                     $ 80,702,891      $569,235,083
                                                                                                     =============      ============
------------------------------------------------------------------------------------------------------------------------------------
+Publicly-owned company                   ++ Unrestricted securities as defined in Note (a)



                        Notes to Portfolio of Investments
                        ---------------------------------


(a) Unrestricted securities (indicated by ++) are freely marketable securities having readily available market quotations. All other securities are restricted securities which are subject to one or more restrictions on resale and are not freely marketable. At September 30, 2007, restricted securities represented approximately 88.5% of the value of the consolidated investment portfolio.

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

2.   Restatement of Consolidated Financial Statements

     Capital Southwest Corporation (the "Company") has filed an amendment to its Annual Report on Form 10-K for the year ended March 31, 2007, to amend and restate its consolidated financial statements and selected per share data and ratios for each of the fiscals years ended March 31, 2007, 2006 and 2005 and our selected per share data and ratios for the years ended March 31, 2004 and 2003. In addition, we have filed an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

     After reviewing the accounting treatment for deferred taxes on unrealized appreciation of investments, the Company has determined its long-standing policy of recording deferred taxes on unrealized appreciation of investments was not in conformity with generally accepted accounting principles and its previously issued financial statements required restatement. The effect of the restatement on the consolidated statement of financial condition as of March 31, 2007; the consolidated statement of operations and consolidated statement of cash flows for the three months and six months ended September 30, 2006; the consolidated statement of changes in net assets for the six months ended September 30, 2006 and year ended March 31, 2007 is as follows and shown in tables below:

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


Notes to Consolidated Financial Statements
(continued)

The  restatement  will  eliminate  the accrual for deferred  taxes on unrealized
appreciation  of   investments,   and  income  taxes  payable  and  related  tax
carryforwards  on realized  gains,  increasing the net asset value per share and net assets from operations for the periods  restated;  and reclassify  return of capital contributions to "additional capital."


                                                                                As of March 31, 2007
                                                                          ----------------------------
                                                                           Previously
                                                                          Reported (3)   As Restated (2)
Consolidated Statement of Financial Condition                             ------------    ------------
------------------------------------------------------

Total assets                                                               729,507,313     729,507,313
                                                                          ============    ============

Income taxes payable                                                           231,274            --    (B)

Deferred income tax                                                        213,474,680       2,317,777  (A)(B)
                                                                          ------------    ------------

Total liabilities                                                          215,163,801       3,775,624
                                                                          ------------    ------------

Additional capital                                                          11,221,601     116,373,960  (C)

Undistributed net realized gains (losses)                                  102,766,040      (3,100,142) (B)(C)

Net unrealized appreciation of investments                                 397,410,737     609,512,737  (A)

Net assets at market or fair value                                         514,343,512     725,731,689
                                                                          ------------    ------------
Total liabilities and shareholders equity
                                                                           729,507,313     729,507,313
                                                                          ============    ============

                                                                        Six Months Ended September 30,
                                                                                     2006
                                                                         ----------------------------
                                                                           Previously
Consolidated Statement of Operations                                      Reported (1)   As Restated (2)
------------------------------------------------------                    ------------    ------------

Net investment income                                                        1,661,910       1,661,910
                                                                          ============    ============
Net realized gain on investments                                             6,243,744       9,615,763  (B)


Net decrease in unrealized appreciation of investments                      (5,142,701)     (8,148,701) (A)
                                                                          ------------    ------------

Net realized and unrealized gain on investments                              1,101,043       1,467,062
                                                                          ------------    ------------
Increase in net assets from operations                                       2,762,953       3,128,972
                                                                          ============    ============


                                                                         Three Months Ended September 30,
                                                                                      2006
                                                                          ----------------------------
                                                                           Previously
Consolidated Statement of Operations                                       Reported (1)  As Restated (2)
------------------------------------------------------                    ------------    ------------

Net investment income
                                                                             1,170,354       1,170,354
                                                                          ============    ============
Net realized gain on investments
                                                                             5,985,684       9,218,747  (B)

Net decrease in unrealized appreciation of investments                      (2,120,220)     (2,931,221) (A)
                                                                          ------------    ------------

Net realized and unrealized gain on investments                              3,865,463       6,287,526
                                                                          ------------    ------------
Increase in net assets from operations
                                                                             5,035,817       7,457,880
                                                                          ============    ============




Notes to Consolidated Financial Statements
(continued)

                                                                            Year Ended March 31, 2007
                                                                          ----------------------------
                                                                           Previously
Consolidated Statement of Changes in Net Assets                           Reported (3)   As Restated (2)
------------------------------------------------------                    ------------    ------------

Net investment income
                                                                             4,233,340       4,233,340

Net realized gain on investments                                            16,334,000      14,966,296  (B)

Net increase on unrealized appreciation before distributions                96,343,609     147,681,609  (A)
                                                                          ------------    ------------
Increase in net assets from operations before distributions                116,910,949     166,881,245


Undistributed net investment income                                         (2,323,150)     (2,323,150)

Net realized gains deemed
distributed to shareholders                                                      --        (11,417,283) (C)

Allocated increase in share value
for deemed distribution                                                          --         11,417,283  (C)

Employee stock options exercised                                             1,794,850       1,794,850

Stock option expense                                                         1,173,751       1,173,751

Adjustment to initially apply FASB Statement No. 158, net of tax               169,003         169,003
                                                                          ------------    ------------

Increase in net assets                                                     117,725,403     167,695,699

Net assets, beginning of year                                              396,618,109     558,035,990
                                                                          ------------    ------------

Net assets, end of year                                                    514,343,512     725,731,689
                                                                          ============    ============
Net asset value, per share                                                $     132.36    $     186.75
                                                                          ============    ============



                                                                                 Six Months Ended
                                                                                September 30, 2006
                                                                          ----------------------------
                                                                           Previously
Consolidated Statement of Changes in Net Assets                           Reported (1)   As Restated (2)
------------------------------------------------------                    ------------    ------------

Net investment income                                                        1,661,910       1,661,910

Net realized gain on investments                                             6,243,744       9,615,763  (B)

Net decrease on unrealized appreciation before distributions                (5,142,701)     (8,148,701) (A)
                                                                          ------------    ------------
Increase in net assets from operations before distributions                  2,762,953       3,128,972


Undistributed net investment income                                           (772,050)       (772,050)

Employee stock options exercised                                             1,097,500       1,097,500

Stock option expense                                                            81,831          81,831
                                                                          ------------    ------------

Increase in net assets                                                       3,170,234       3,536,253

Net assets, beginning of year                                              396,618,109     558,035,990
                                                                          ------------    ------------

Net assets, end of year                                                    399,788,343     561,572,243
                                                                          ============    ============
Net asset value, per share                                                $     103.15    $     144.89
                                                                          ============    ============





Notes to Consolidated Financial Statements
(continued)
                                                                                 Six Months Ended
                                                                                September 30, 2006
                                                                          ----------------------------
                                                                           Previously
Consolidated Statement of CashFlow                                        Reported (1)   As Restated (2)
------------------------------------------------------                    ------------    ------------

Net cash provided by operating activities                                   12,440,179      12,440,179

Net cash provided by financing activities                                      325,450         325,450
                                                                          ------------    ------------
Net increase in cash and cash equivalents
                                                                            12,765,629      12,765,629
                                                                          ============    ============


                                                                                Three Months Ended
                                                                                September 30, 2006
                                                                          ----------------------------
                                                                          Previously
Consolidated Statement of CashFlow                                        Reported (1)   As Restated (2)
------------------------------------------------------                    ------------    ------------

Net cash provided by operating activities                                   11,337,027      11,337,027
Net cash used in financing activities                                     (150,000,000)   (150,000,000)
                                                                          ------------    ------------
Net decrease in cash and cash equivalents                                 (138,662,973)   (138,662,973)
                                                                          ============    ============



(1) As presented in the Company's original Form 10-Q for the quarter ended September 30, 2006
(2) Adjusted to reflect the restatement described above.
(3) As presented in the Company's original Form 10-K for the fiscal year ended March 31, 2007
(A),(B) and (C) are described in detail above.

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

     Effective   April  1,  2006,  we  adopted  SFAS  123R  using  the  modified prospective transition method. We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Accordingly, for the quarter and six months ended September 30, 2007, we recognized compensation expense of $44,100 and $87,686, respectively.

     As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options was $1,971,812, which will be amortized over the weighted-average service period of approximately 6.4 years.

4.   Employee Stock Option Plan

     On July 19, 1999, shareholders approved the 1999 Stock Option ("Plan"), which provides for the granting of stock options to employees and officers and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares. All options are granted at or above market price, generally expire ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments.

     At September 30, 2007, there were 37,500 shares available for grant under the Plan. The per share weighted-average fair value of the stock options granted on May 15, 2006 was $31.276 per option 15

Notes to Consolidated Financial Statements
(continued)

using the Black-Scholes pricing model with the following assumptions: expected dividend yield of .64%, risk-free interest rate of 5.08%, expected volatility of 21.1%, and expected life of 7 years. The per share weighted-average fair value of the stock options granted on July 17, 2006 was $33.045 per option using the Black-Scholes pricing model with the following assumptions: expected dividend yield of .61%, risk-free interest rate of 5.04%, expected volatility of 21.2%, and expected life of 7 years. The per share weighted-average fair value of the stock options granted on July 16, 2007 was $41.777 per option using the Black-Scholes pricing model with the following assuptions: expected dividend yield of .39%, risk-free interest rate of 4.95%, expected volatility of 19.9%, and expected life of 5 years.

     The following summarizes activity in the stock option plan since March 31, 2007:

                                                Number          Weighted-Average
                                               of shares         Exercise Price

Balance at March 31, 2007                        52,500               $ 86.184
   Granted                                       25,000                152.980
   Exercised                                     (3,100)                74.642
   Canceled                                      (4,000)                93.490
                                              ---------              ---------
Balance at September 30, 2007                    70,400                109.998
                                              =========               ========

     At September 30, 2007, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.00 to $152.98 and 6.41 years, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2007 was $75,129 with the exercise prices ranging from $65.00 to $93.49 per share. A total of 3,100 new shares were issued for the $231,390 cash received from option exercises for the six months ended September
30, 2007.

     At September 30, 2007, the number of options exercisable was 9,930 and the weighted-average exercise price of those options was $79.01.

5.   Summary of Per Share Information

                                            Three Months Ended      Six Months Ended
                                                September 30          September 30
                                           --------------------- ---------------------
                                              2007       2006      2007        2006
                                           ---------- ---------- ---------- ----------
                                                      as restated          as restated

Investment income                         $      .44 $      .48 $      .74 $      .79
Operating expenses                              (.12)      (.13)      (.25)      (.27)
Interest expense                                  --       (.04)        --       (.08)
Income taxes                                    (.01)      (.01)      (.01)      (.01)
                                          ---------- ---------- ---------- ----------
Net investment income                            .31        .30        .48        .43
Distributions from undistributed
  net investment income                           --         --       (.20)      (.20)
Net realized gain on investments                 .10       2.38        .19       2.48
Net decrease in unrealized appreciation
  of investments after                        (35.52)      (.76)    (31.11)     (2.10)
Exercise of employee stock options *              --         --       (.09)      (.29)
Stock option expense                             .01        .02        .02        .02
                                          ---------- ---------- ---------- ----------
Increase (decrease) in net asset value        (35.10)      1.94     (30.71)       .33

Net asset value:
      Beginning of period                     191.13     142.95     186.75     144.56
                                          ---------- ---------- ---------- ----------
      End of period                       $   156.04 $   144.89 $   156.04 $   144.89
                                          ========== ========== ========== ==========
Shares outstanding at end of period
  (000s omitted)                               3,889      3,875      3,889      3,875


* Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Notes to Consolidated Financial Statements
(continued)

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

     As described in Part II. Item 1. Legal Proceedings; on August 27, 2007 a lawsuit was filed against, Capital Southwest Corporation, Capital Southwest Venture Corporation, Heelys, Inc., and its Chief Executive Officer, Chief Financial Officer and directors who signed its registration statement with the SEC in connection with its December 7, 2006 initial public offering ("IPO") and its underwriters for the IPO. Four similar suits were filed in September and October 2007.

     On November 15, 2007, the Company received a Staff Determination Letter from NASDAQ, stating that we were delinquent in our SEC filings for the quarter ended September 30, 2007 and in violation of NASDAQ rules. The letter instructed us to file for an appeal for the determination or trading of the Company's stock would be suspended. On November 20, 2007, the Company requested a written hearing with NASDAQ. The hearing date is set for January 10, 2008.

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

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB
Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this standard, if any, will depend upon accounting changes or errors that may occur in future periods. The Company adopted SFAS 154 effective December 31, 2005. Prior to the quarter ended September 30, 2007, SFAS 154 did not have any impact on the company's financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for years beginning after November 15, 2007; therefore, we will adopt SFAS 157 effective April 1, 2008. We are evaluating the impact of SFAS 157.

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

     Net asset value at September 30, 2007 was $606,872,698, equivalent to $156.04 per share. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, less deferred taxes on unrealized appreciation on investments in prior periods, the September 30, 2007 net asset value reflects an increase of 10.6% during the past twelve months.

                                                September 30,    September 30,
                                                   2007              2006
                                                   ----              ----
                  Net assets                   $606,872,698     $561,572,243
                  Shares outstanding              3,889,151        3,875,751
                  Net assets per share              $156.04          $144.89

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Net Investment Income

     Interest income of $1,244,129 in the six months ended September 30, 2007 increased from $1,139,530 in the year-ago period due to an increase in excess cash and interest rates. During the six months ended September 30, 2007 and 2006, we recorded dividend income from the following sources:

                                                         Six Months Ended
                                                           September 30
                                                           ------------
                                                      2007               2006
                                                      ----               ----
          Alamo Group Inc.                      $   339,096        $   338,556
          Dennis Tool Company                        37,499             49,999
          Encore Wire Corporation                   163,470
          Kimberly-Clark Corporation                 81,811             75,636
          Lifemark Group                            150,000            300,000
          PalletOne, Inc.                                 0             89,842
          PETsMart, Inc.                             18,000             18,000
          The RectorSeal Corporation                240,000            480,000
          TCI Holdings, Inc.                         40,635             40,635
          The Whitmore Manufacturing Company         60,000            120,000
          Other                                      34,383             27,833
                                                -------------      -------------
                                                 $1,164,894         $1,540,501
                                                =============      =============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Increase (Decrease) in Unrealized Appreciation of Investments

     Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

                                     Three Months Ended                 Six Months Ended
                                       September 30                       September 30
                                       ------------                       ------------
                                   2007             2006              2007            2006
                                   ----             ----              ----            ----

Encore Wire Corporation      $        --      $        --      $   6,130,000    $   8,174,000
Heelys, Inc.                  (130,442,000)      30,000,000     (139,760,000)      30,000,000
Media Recovery, Inc.            (9,000,000)            --         (9,000,000)            --
Palm Harbor Homes, Inc.         (7,855,000)     (15,710,000)      (7,855,000)     (23,565,000)
The RectorSeal Corporation            --               --         10,850,000             --


     During the six months ended September 30, 2007, the value of our investment in Encore Wire Corporation was increased by $6,130,000 due to the company's ability to cope with an increasingly volatile wire and cable market. The value of our investment in The RectorSeal Corporation was increased by $10,850,000 due to increased sales and earnings at the company derived largely from growing demand for the smoke containment systems manufactured by its Smoke Guard subsidiary.

     Offsetting the gains at Encore and RectorSeal during the six months ended September 30, 2007, was a $139,760,000 decline in the value of Heelys, Inc., which experienced significantly slower growth and an extreme decline in market price during the past quarter; a $7,855,000 decline in the value of Palm Harbor Homes, Inc. due to the deterioration of the manufactured housing market; and a $9,000,000 decline in the value of Media Recovery, Inc. due to reduced sales and earnings at the company.

Portfolio Investments

     During the quarter ended September 30, 2007, we made additional investments of $1,050,000 in an existing portfolio company.

     We have agreed, subject to certain conditions, to invest up to $4,846,947 in four portfolio companies.

Financial Liquidity and Capital Resources

     At September 30, 2007, we had cash and cash equivalents of approximately $31.9 million. Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $3.8 million held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $16.4 million. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 39 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $65.2 million of our investment portfolio is represented by unrestricted publicly-traded securities, and represent a source of liquidity.

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

     Our investment in portfolio securities includes fixed-rate debt securities which totaled $9,913,348 at September 30, 2007, equivalent to 1.7% of the value of our total investments. Generally these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our Management, including the President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the President and Controller concluded that our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting ("ICFR") disclosed in "Item 9A. Controls and Procedures" of the Company's Annual Report on Form 10-K/A, for the fiscal year ended March 31, 2007. The following material weakness is the basis for our conclusion:

Item 4. Controls and Procedures
        (continued)

o We did not maintain an adequate process to assess and determine the probability of the Company maintaining its qualifying status as a RIC subject to subchapter M of the IRC over the next twelve months at any given quarter.

     To address this material weakness, Management will add a formal evaluation to consider whether it is probable the company will not qualify as a RIC subject to Subchapter M of the IRC over the next 12 months at any given quarter. Additionally, the Company will review its investment gains quarterly and calculate the tax impact on those gains it will retain, however, they will only record the tax liability at the last day of the tax year. Management will also determine, based on materiality, any footnote disclosure that may be required during the interim periods. Furthermore, Management will review and assess temporary and permanent differences for reclassification to "additional capital" at each tax year end. When considered necessary by Management, an independent attorney or accountant with requisite knowledge of investment company taxation will be consulted in order to provide necessary guidance. Accordingly, Management believes that the financial statements included in this report fairly represent in all material respects the Company's financial position, results of operations and cash flows for the periods presented. There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our ICFR during the fiscal quarter ended September 30, 2007.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are currently the subject of certain legal actions. In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial position.

     We, Capital Southwest Corporation and Capital Southwest Venture Corporation, have been named in a lawsuit filed on August 27, 2007 in the United States District Court of the Northern District of Texas, Dallas Division, against Heelys, Inc and its Chief Executive Officer, Chief Financial Officer and the directors who signed its registration statement with the Securities and Exchange Commission in connection with its December 7, 2006 initial public offering ("IPO"), and its underwriters for the IPO. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and the plaintiffs are seeking compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the action, including counsel fees and expert fees.

     Four similar suits were also filed in September and October 2007 in the United States District Court of the Northern District of Texas making substantially similar allegations under Sections 11, 12 and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge, and we expect that all the cases will be consolidated into a single action, with a consolidated complaint filed shortly thereafter.

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


Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 16, 2007, with the following results of elections and approval:

                                                                   Votes Cast
                                                       -----------------------------------------
                                                                     Against/      Abstentions/
                                                          For        Withheld       Non-Votes
                                                          ---        --------       ---------

a. The following Directors were elected to serve until the next Annual Meeting of Stockholders:

           Donald W. Burton                          3,390,519         25,241       473,391
           Graeme W. Henderson                       3,388,577         27,183       473,391
           Samuel B. Ligon                           3,390,069         25,691       473,391
           Gary L. Martin                            3,386,898         28,862       473,391
           William R. Thomas                         3,384,051         31,709       473,391
           John H. Wilson                            3,335,121         80,639       473,391


                                                                   Votes Cast
                                                       -----------------------------------------
                                                                     Against/      Abstentions/
                                                          For        Withheld       Non-Votes
                                                          ---        --------       ---------
b.   Grant Thornton LLP was approved as our
     independent registered accounting firm
     for the 2008 fiscal year.                       3,412,395           516         476,240


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

               Exhibit 31.1- Certification of President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

               Exhibit 31.2- Certification of Controller required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

               Exhibit 32.1- Certification of President required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

               Exhibit 32.2- Certification of Controller required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(b) Reports on Form 8-K We filed the following Current Reports on Forms 8-K with the SEC during the quarter ended September 30, 2007:

               Current report on Form 8-K filed with the SEC on July 18, 2007 relating to the resignation of Susan K. Hodgson as Secretary-Treasurer (Chief Financial Officer), effective August 6, 2007; and naming Jeffrey G. Peterson as Secretary of the Corporation.

               Current report on Form 8-K filed with the SEC on September 24, 2007 relating to the arrival of Tracy Morris as Controller serving as the Chief Financial Officer of the Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAPITAL SOUTHWEST CORPORATION



Date:  January 9, 2008             By:        /s/ Gary L. Martin
       --------------------                   ----------------------------------
                                              Gary L. Martin, President
                                              (chief executive officer)



Date:  January 9, 2008               By:      /s/ Tracy L. Morris
       --------------------                   ----------------------------------
                                              Tracy L. Morris, Controller
                                              (chief financial/accounting)