Form 10-Q
period 2007-12-31
CAPITAL SOUTHWEST CORP
filed 2008-02-08
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                       ------                  ------                     ------

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes        No   X
                            ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      3,889,151 shares of Common Stock, $1 Par Value as of January 31, 2008

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.      FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements (1)

             Consolidated Statements of Financial Condition
                      December 31, 2007 (Unaudited) and March 31, 2007.........3

             Consolidated Statements of Operations (Unaudited) For the three and nine months ended December 31, 2007 and
                      December 31, 2006........................................4

             Consolidated Statements of Changes in Net Assets
                      For the nine months ended December 31, 2007 (Unaudited)
                      and year ended March 31, 2007............................5

             Consolidated Statements of Cash Flows (Unaudited) For the three and nine months ended December 31, 2007 and
                      December 31, 2006........................................6

             Consolidated Statement of Investments
                      December 31, 2007........................................7

             Notes to Consolidated Financial Statements.......................12

      ITEM 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations....................18

      ITEM 3.      Quantitative and Qualitative Disclosure About
                       Market Risk............................................20

      ITEM 4.      Controls and Procedures....................................21

PART II.     OTHER INFORMATION

         ITEM 1      Legal Proceedings........................................22

         ITEM 1A.  Risk Factors...............................................22

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

Assets                                                   December 31, 2007    March 31, 2007
                                                          -------------        -------------
                                                           (Unaudited)          as restated

Investments at market or fair value
      Companies more than 25% owned
        (Cost: December 31, 2007 - $28,758,246
         March 31, 2007  - $28,632,356)                   $ 362,231,558        $ 526,993,983
      Companies 5% to 25% owned
        (Cost: December 31, 2007 - $20,412,243,
        March 31, 2007 - $18,798,896)                        48,765,256           76,398,002
      Companies less than 5% owned
        (Cost: December 31, 2007 - $31,190,721,
        March 31, 2007 - $24,211,045)                        93,097,989           77,763,048
                                                          -------------        -------------
      Total investments
        (Cost: December 31, 2007- $80,361,210,
        March 31, 2007 - $71,642,297)                       504,094,803          681,155,033
Cash and cash equivalents                                    31,949,168           38,844,203
Receivables                                                     258,171              337,892
Other assets                                                  9,477,698            9,170,185
                                                          -------------        -------------
      Totals                                              $ 545,779,840        $ 729,507,313
                                                          =============        =============

Liabilities and Shareholders' Equity

Other liabilities                                         $   1,452,545        $   1,457,847
Deferred income taxes                                         2,403,277            2,317,777
                                                          -------------        -------------
      Total liabilities                                       3,855,822            3,775,624
                                                          -------------        -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,326,516 shares
        at December 31, 2007 and 4,323,416 shares
        at March 31, 2007                                     4,326,516            4,323,416
      Additional capital                                    116,777,926          116,373,960
      Undistributed net investment income                     6,979,403            5,655,020
      Undistributed net realized loss on investments         (2,860,118)          (3,100,142)
      Unrealized appreciation of investments                423,733,593          609,512,737
      Treasury stock - at cost (437,365 shares)              (7,033,302)          (7,033,302)
                                                          -------------        -------------
      Net assets at market or fair value, equivalent
        to $139.34 per share at December 31, 2007
        on the 3,889,151 shares outstanding and $186.75
        per share at March 31, 2007 on the 3,886,051
        shares outstanding                                  541,924,018          725,731,689
                                                          -------------        -------------
Totals                                                    $ 545,779,840        $ 729,507,313
                                                          =============        =============



                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                 Three Months Ended                 Nine Months Ended
                                                     December 31                        December 31
                                            ------------------------------    ------------------------------
                                                 2007            2006             2007              2006
                                            -------------    -------------    -------------    -------------
                                                              as restated                       as restated

Investment income:
     Interest                              $     552,950    $     484,888    $   1,797,079    $   1,624,418
     Dividends                                 1,838,757        1,626,702        3,003,651        3,167,203
     Management and directors' fees              222,449          163,750          673,849          542,150
                                           -------------    -------------    -------------    -------------
                                               2,614,156        2,275,340        5,474,579        5,333,771
                                           -------------    -------------    -------------    -------------
Operating expenses:
     Salaries                                    380,247          310,127          945,468          973,926
     Net pension benefit                         (81,837)         (36,237)        (245,508)        (108,708)
     Other operating expenses                    481,128          238,504        1,034,286          690,469
                                           -------------    -------------    -------------    -------------
                                                 779,538          512,394        1,734,246        1,555,687
                                           -------------    -------------    -------------    -------------
Income before interest expense and
  income taxes                                 1,834,618        1,762,946        3,740,333        3,778,084
Interest expense                                    --            133,749             --            458,953
                                           -------------    -------------    -------------    -------------
Income before income taxes                     1,834,618        1,629,197        3,740,333        3,319,131
Income tax expense                                28,500           12,700           82,660           40,724
                                           -------------    -------------    -------------    -------------

Net investment income                      $   1,806,118    $   1,616,497    $   3,657,673    $   3,278,407
                                           =============    =============    =============    =============

Proceeds from disposition of investments   $     670,339    $  31,578,052    $   1,398,891    $  42,020,132
Cost of investments sold                       1,158,868       12,046,678        1,158,868       12,872,995
                                           -------------    -------------    -------------    -------------
Net realized gain (loss) on investments
  before taxes                                  (488,528)      19,531,374          240,024       29,147,137
Income tax expense                                  --         11,080,699             --         11,080,699
                                           -------------    -------------    -------------    -------------
Net realized gain (loss) on investments         (488,528)       8,450,675          240,024       18,066,438

Net increase (decrease) in unrealized
   appreciation of investments               (64,798,599)     132,210,244     (185,779,143)     124,061,543
                                           -------------    -------------    -------------    -------------

Net realized and unrealized gain (loss)
   on investments                          $ (65,287,127)   $ 140,660,919    $(185,539,119)   $ 142,127,981
                                           =============    =============    =============    =============

Increase (decrease) in net assets
 from operations                           $ (63,481,009)   $ 142,277,416    $(181,881,446)   $ 145,406,388
                                           =============    =============    =============    =============




                (See Notes to Consolidated Financial Statements)


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                            Nine Months Ended    Year Ended
                                                            December 31, 2007  March 31, 2007
                                                              -------------    -------------
                                                               (Unaudited)      as restated

Operations
      Net investment income                                   $   3,657,673    $   4,233,340
      Net realized gain on investments                              240,024       14,966,296
      Net increase (decrease) in unrealized
        appreciation of investments                            (185,779,143)     147,681,609
                                                              -------------    -------------
      Increase (decrease) in net assets from operations        (181,881,446)     166,881,245

Distributions from:
      Undistributed net investment income                        (2,333,291)      (2,323,150)
      Net realized gains deemed distributed to shareholders            --        (11,417,283)

Capital share transactions
      Allocated increase in share value for deemed
        distribution                                                   --         11,417,283
      Exercise of employee stock options                            231,390        1,794,850
      Adjustment to initially apply FASB No. 158,
        net of tax                                                     --          1,173,751
      Stock option expense                                          175,676          169,003
                                                              -------------    -------------
      Increase (decrease) in net assets                        (183,807,671)     167,695,699

Net assets, beginning of period as restated                     725,731,689      558,035,990
                                                              -------------    -------------

Net assets, end of period                                     $ 541,924,018    $ 725,731,689
                                                              =============    =============
















                (See Notes to Consolidated Financial Statements)

                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)


                                                          Three Months Ended                  Nine Months Ended
                                                             December 31                        December 31
                                                             -----------                        -----------
                                                        2007              2006             2007             2006
                                                    -------------    -------------    -------------    -------------
                                                                      as restated                       as restated

Cash flows from operating activities
Increase (decrease) in net assets from
  operations                                        $ (63,481,009)   $ 142,277,416    $(181,881,446)   $ 145,406,388
Adjustments to reconcile increase in net
  assets from operations to net cash
  provided by (used in ) operating activities:
  Proceeds from disposition of investments                670,339       31,578,052        1,398,891       42,020,132
  Purchases of securities                                (817,186)          (4,500)     (10,032,280)        (374,730)
  Maturities of securities                                   --               --            154,500          884,936
  Depreciation and amortization                             8,089            4,426           18,770           12,313
  Net pension benefit                                     (81,837)         (36,237)        (245,508)        (108,708)
  Realized (gain) loss on investments after
    income taxes                                          488,528       (8,450,675)        (240,024)     (18,066,438)
  Net (increase) decrease in unrealized
    appreciation of investments                        64,798,599     (132,210,244)     185,779,143     (124,061,543)
  Stock option expense                                     87,989           43,586          175,676          125,417
  (Increase) decrease in receivables                     (155,215)        (105,087)          79,720         (152,372)
  (Increase) decrease in other assets                     (11,451)           3,391          (41,859)         (14,597)
  Increase (decrease) in other liabilities                132,468           38,330           57,084          (46,526)
  Decrease in accrued pension cost                        (34,467)         (36,567)        (101,301)        (107,602)
  Increase in deferred income taxes                        28,500           12,700           85,500           38,100
                                                    -------------    -------------    -------------    -------------
Net cash provided by (used in) operating
  activities                                            1,633,347       33,114,591       (4,793,134)      45,554,770
                                                    -------------    -------------    -------------    -------------

Cash flows from financing activities
Decrease in notes payable to bank                            --               --               --               --
Distributions from undistributed net
  investment income                                    (1,555,661)      (1,551,100)      (2,333,291)      (2,323,150)
Proceeds from exercise of employee
  stock options                                              --            697,350          231,390        1,794,850
                                                    -------------    -------------    -------------    -------------
Net cash used in financing activities                  (1,555,661)        (853,750)      (2,101,901)        (528,300)
                                                    -------------    -------------    -------------    -------------

Net increase (decrease) in cash and cash
  equivalents                                              77,686       32,260,841       (6,895,035)      45,026,470
Cash and cash equivalents at beginning
  of period                                            31,871,482       24,269,495       38,844,203       11,503,866
                                                    -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period          $  31,949,168    $  56,530,336    $  31,949,168    $  56,530,336
                                                    =============    =============    =============    =============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                          $        --      $     133,749    $        --      $     458,953
  Income taxes                                      $        --      $        --      $        --      $      20,000


                (See Notes to Consolidated Financial Statements)



                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statement of Investments
                      -------------------------------------
                                December 31, 2007


      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+AT&T INC.                                ++20,770 shares common stock (acquired 3-9-99)               $        12      $    863,201
  San Antonio, Texas
  Global leader in local, long
  distance, Internet and
  transaction-based  voice
  and data services.

+ALAMO GROUP INC.                         2,830,300 shares common stock                                  2,190,937        38,209,050
  Sequin, Texas                             (acquired 4-1-73 thru 5-25-07)
  Tractor-mounted mowing and
  mobile excavation equipment
  for governmental, industrial
  and agricultural markets;
  street-sweeping equipment
  for municipalities.

ALL COMPONENTS, INC.                      8.25% subordinated note due 2012 (acquired  6-27-07)           6,000,000         6,000,000
   Austin, Texas                          150,000 shares Series A convertible preferred stock,
   Electronics contract manu-                convertible into 600,000 shares of common stock
   facturing; distribution                   at $0.25 per share (acquired 9-16-94)                         150,000         6,600,000
   and production of memory               Warrant to purchase 350,000 shares of common stock
   and other components for                  at $11.00 per share, expiring 2017 (acquired 6-27-07)               -                 -
   computer manufacturers,                                                                               ---------         ---------
   retailers and value-added                                                                             6,150,000        12,600,000
   resellers.

+ATLANTIC CAPITAL BANCSHARES, INC.        300,000 shares common stock (acquired 4-10-07)                 3,000,000         3,000,000
   Atlanta, Georgia
   Holding company of Atlantic
   Capital Bank a full service
   commercial bank.

BALCO, INC.                                445,000 shares common stock and 60,920 shares
   Wichita, Kansas                           Class B non-voting common stock                               624,920         4,500,000
   Specialty architectural                   (acquired 10-25-83 and 5-30-02)
   products used in the
   construction and remodeling
   of commercial and insti-
   tutional buildings.

BOXX TECHNOLOGIES, INC.                   3,125,354 shares Series B convertible preferred
   Austin, Texas                             stock, convertible into 3,125,354 shares of
   Workstations for computer                 common stock at $0.50 per share
   graphics imaging and design.              (acquired 8-20-99 thru 8-8-01)                              1,500,000                 2

CMI HOLDING COMPANY, INC.                 10% convertible subordinate note, due 2009 (acquired 7-2-07)   2,363,347         1,000,000
   Richardson, Texas                      2,327,658 shares Series A convertible preferred stock,
   Owns Chase Medical, which                 convertible into 2,327,658 shares of common stock
   develops and sells devices                at $1.72 per share (acquired 8-21-02 and 6-4-03)            4,000,000                 2
   used in cardiac surgery to             Warrants to purchase 109,012 shares of common stock
   relieve congestive heart                  at $1.72 per share, expiring 2012 (acquired 4-16-04)                -                 -
   failure; develops and                  Warrants to purchase 431,982 shares of Series A-1
   supports cardiac imaging                  convertible preferred stock at $1.72 per share
   systems.                                  expiring 2012 (acquired 7-2-07)                                     -                 -
                                                                                                         ---------         ---------
                                                                                                         6,363,347         1,000,002






                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statement of Investments
                      -------------------------------------
                                December 31, 2007
                                   (continued)

      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+COMCAST CORPORATION                      ++64,656 shares common stock (acquired 11-18-02)             $        21      $  1,180,619
   Philadelphia, Pennsylvania
   Leading provider of cable,
   entertainment and communi-
   cations products and
   services.

DENNIS TOOL COMPANY                       20,725 shares 5% convertible preferred stock,
   Houston, Texas                            convertible into 20,725 shares of common stock
   Polycrystalline diamond                   at $48.25 per share  (acquired 8-10-98)                       999,981           999,981
   compacts (PDCs) used in oil            140,137 shares common stock (acquired 3-7-94 and 8-10-98)      2,329,963         2,000,000
   field drill bits and in                                                                               ---------         ---------
   mining and industrial                                                                                 3,329,944         2,999,981
   applications.

+DISCOVERY HOLDING COMPANY                ++70,501 shares Series A common stock (acquired 7-21-05)          20,262         1,770,280
   Englewood, Colorado
   Provider of creative
   content, media management
   and network services
   worldwide.

+EMBARQ CORPORATION                       ++4,500  shares common stock (acquired 5-17-06)                   46,532           222,885
   Overland Park, Kansas
   Local exchange carrier that
   provides voice and data
   services, including
   high-speed Internet.

+ENCORE WIRE CORPORATION                  4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)  5,800,000        44,954,250
   McKinney, Texas
   Electric wire and cable for
   residential and commercial
   use.

EXTREME INTERNATIONAL, INC.               39,359.18 shares Series C convertible preferred
   Sugar Land,  Texas                       stock, convertible into  157,436.72 shares of common
   Owns Bill Young Productions,             stock at $29.00 per share (acquired  9-30-03)                2,625,000         8,391,000
   Texas Video and Post, and              3,750 shares 8%  Series A convertible preferred stock,
   Extreme Communications,                  convertible into   15,000 shares of common stock at
   which produce radio and                  $29.00 per share (acquired 9-30-03)                            375,000           800,000
   television commercials and             Warrants to purchase 13,035 shares of common stock
   corporate communications                  at $29.00 per share, expiring 2008 (acquired 8-11-98
   videos.                                   thru 9-30-03)                                                       -           375,000
                                                                                                         ---------         ---------
                                                                                                         3,000,000         9,566,000

+FMC CORPORATION                          ++12,860 shares common stock (acquired 6-6-86 and 9-13-07)        66,726           701,513
   Philadelphia, Pennsylvania
   Chemicals for agricultural,
   industrial and consumer
   markets.

+FMC TECHNOLOGIES, INC.                   ++22,114 shares common stock (acquired 1-2-02 and 8-31-07)        57,051         1,253,864
   Houston, Texas
   Equipment and systems for
   the energy, food processing
   and air transportation
   industries.



                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Statement of Investments
                     -------------------------------------
                                December 31, 2007
                                   (continued)

      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+HEELYS, INC.                             9,317,310 shares common stock (acquired 5-26-00)                 102,490        37,269,240
   Carrollton, Texas
   Heelys stealth skate shoes,
   equipment and apparel sold
   through sporting goods
   chains, department stores
   and footwear retailers.

+HOLOGIC, INC.                            ++316,410 shares common stock (acquired 8-27-99)                 220,000        21,712,054
   Bedford, Massachusetts
   Medical instruments
   including bone densi-
   tometers, mammography
   devices and digital
   radiography systems.

+KIMBERLY-CLARK CORPORATION               ++77,180 shares common stock (acquired 12-18-97)               2,358,518         5,351,661
   Dallas, Texas
   Manufacturer of tissue,
   personal care and health
   care products.

+LIBERTY GLOBAL, INC.                     ++42,463 shares Series A common stock (acquired 6-15-05)         106,553         1,664,125
 Englewood, Colorado                      ++42,463 shares Series C common stock (acquired 9-6-05)          100,870         1,552,023
 Owns interests in broadband,                                                                            ---------         ---------
 distribution and content                                                                                  207,423         3,216,148
 companies.


+LIBERTY MEDIA CORPORATION                ++35,250 shares of Liberty Capital Series A common stock
   Englewood, Colorado                       (acquired 5-9-06)                                              51,829         4,106,273
   Holding company owning                 ++176,252 shares of Liberty Interactive Series A common stock
   interests in electronic                   (acquired 5-9-06)                                              66,424         3,362,888
   retailing, media, communi-                                                                            ---------         ---------
   cations and entertainment                                                                               118,253         7,469,161
   businesses.


LIFEMARK GROUP                             1,449,026 shares common stock (acquired 7-16-69)              4,510,400        44,000,000
   Hayward, California
   Cemeteries, mausoleums and
   mortuaries located in
   northern California.

MEDIA RECOVERY, INC.                      800,000 shares Series A convertible preferred stock,
   Dallas, Texas                             convertible into 800,000 shares of common stock at
   Computer datacenter and                   $1.00 per share (acquired 11-4-97)                            800,000         6,000,000
   office automation supplies             4,000,000 shares common stock (acquired 11-4-97)               4,615,000        30,000,000
   and accessories; impact,                                                                              ---------         ---------
   tilt monitoring and                                                                                   5,415,000        36,000,000
   temperature sensing devices
   to detect mishandled
   shipments; dunnage for
   protecting shipments.

PALLETONE, INC.                           12.3% senior subordinated notes due 2012 (acquired  9-25-06)   1,553,150         2,000,000
   Bartow, Florida                        150,000 shares common stock (acquired 10-18-01)                  150,000           750,000
   Manufacturer of wooden                 Warrant to purchase 15,294 shares of common stock at
   pallets and pressure-treated             $1.00 per share, expiring 2011 (acquired 2-17-06)               45,746            61,000
   lumber.                                                                                               ---------         ---------
                                                                                                         1,748,896         2,811,000

+PALM HARBOR HOMES, INC.                  7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95)  10,931,955        51,058,287
   Dallas, Texas
   Integrated manufacturing,
   retailing, financing and
   insuring of manufactured
   housing and modular homes.




                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Statement of Investments
                     -------------------------------------
                                December 31, 2007
                                   (continued)

      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+PETSMART, INC.                           ++300,000 shares common stock (acquired 6-1-95)              $ 1,318,771      $  7,056,000
   Phoenix, Arizona
   Retail chain of more than
   928 stores selling pet
   foods, supplies and
   services.

THE RECTORSEAL CORPORATION                27,907 shares common stock (acquired 1-5-73 and 3-31-73)          52,600       120,000,000
   Houston, Texas
   Specialty chemicals for
   plumbing, HVAC, electrical,
   construction, industrial,
   oil field and automotive
   applications; smoke contain-
   ment systems for building
   fires; also owns 20% of The
   Whitmore Manufacturing
   Company.

+SPRINT NEXTEL CORPORATION                ++90,000  shares common stock (acquired 6-20-84)                 457,113         1,181,700
   Reston, Virginia
   Diversified telecom-
   munications company.

TCI  HOLDINGS, INC.                       21 shares 12% Series C cumulative compounding preferred
   Denver, Colorado                          stock (acquired 1-30-90)                                            -           677,250
   Cable television systems and
   microwave relay systems.

+TEXAS CAPITAL BANCSHARES, INC.           ++489,656 shares common stock (acquired 5-1-00)                3,550,006         8,906,843
   Dallas, Texas
   Regional bank holding
   company with banking
   operations in six Texas
   cities.

VIA HOLDINGS, INC.                        9,118 shares Series B preferred stock (acquired 9-19-05)       4,559,000                 2
   Sparks, Nevada                         1,118 shares Series C preferred stock (acquired 11-01-07)        281,523           281,523
   Designer, manufacturer and                                                                            ---------           -------
   distributor of high-quality                                                                           4,840,523           281,525
   office seating.

WELLOGIX, INC.                            4,664,627 shares Series A-1 convertible participating
   Houston, Texas                            preferred stock, convertible into 4,664,627 shares
   Developer and supporter of                of common stock at $1.1011 per share (acquired
   software used by the oil and              8-19-05 thru 12-15-07)                                      5,000,000                 2
   gas industry to control
   drilling and maintenance
   expenses.




THE WHITMORE MANUFACTURING
COMPANY                                   80 shares common stock (acquired 8-31-79)                      1,600,000        28,000,000
   Rockwall, Texas
   Specialized mining, railroad
   and industrial lubricants;
   coatings for automobiles and
   primary metals; fluid
   contamination control
   devices.

+WINDSTREAM CORPORATION                   ++9,181 shares common stock (acquired 7-17-06)                    19,656           119,537
   Little Rock, Arkansas
   Provider of voice, broadband
   and entertainment
   services.



                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Statement of Investments
                     -------------------------------------
                                December 31, 2007
                                   (continued)

      Company                              Investment (a)                                                    Cost          Value (b)
------------------------------------------------------------------------------------------------------------------------------------

MISCELLANEOUS                             - BankCap Partners Fund I, L.P. - 6.0% limited
                                             partnership interest (acquired 7-14-06 thru 12-21-07)   $   2,457,140      $  2,457,140
                                          - Diamond State Ventures, L.P. - 1.9% limited
                                             partnership interest (acquired 10-12-99 thru 8-26-05)         146,000           146,000
                                          - First Capital Group of Texas III, L.P. - 3.3%
                                             limited partnership interest (acquired 12-26-00
                                             thru 8-12-05)                                                 964,604           964,604
                                          - Humac Company - 1,041,000 shares common stock
                                             (acquired 1-31-75 and 12-31-75)                                     -           195,000
                                          - PharmaFab, Inc. - contingent payment agreement
                                             (acquired 2-15-07)                                                  2                 2
                                          - STARTech Seed Fund I - 12.1% limited partnership
                                             interest (acquired 4-17-98 thru 1-5-00)                       178,066                 1
                                          - STARTech Seed Fund II - 3.2% limited partnership
                                             interest (acquired 4-28-00 thru 2-23-05)                      950,000                 1
                                          - Sterling Group Partners I, L.P. - 1.7% limited
                                             partnership interest (acquired 4-20-01 thru 1-24-05)        1,064,042         2,400,000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                                                     $ 80,361,210      $504,094,803
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



                        Notes to Portfolio of Investments
                        ---------------------------------

(a) Unrestricted securities (indicated by ++) are freely marketable securities having readily available market quotations. All other securities are restricted securities which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2007, restricted securities represented approximately 87.9% of the value of the consolidated investment portfolio.

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

2.   Restatement of Consolidated Financial Statements

     Capital Southwest Corporation (the "Company") filed an amendment to its Annual Report on Form 10-K for the year ended March 31, 2007, to amend and restate its consolidated financial statements and selected per share data and ratios for each of the fiscals years ended March 31, 2007, 2006 and 2005 and our selected per share data and ratios for the years ended March 31, 2004 and 2003. In addition, we filed an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

     After reviewing the accounting treatment for deferred taxes on realized appreciation of investments, the Company has determined its long-standing policy of recording deferred taxes on unrealized appreciation of investments was not in conformity with generally accepted accounting principles and its previously issued financial statements required restatement. The effect of the restatement on the consolidated statement of financial conditions as of March 31, 2007; the consolidated statement of operations and consolidated statement of cash flows for the three months and nine months ended December 31, 2006; the consolidated statement of changes in net assets for the nine months ended December 31, 2006 and year ended March 31, 2007 is as follows and shown in tables below:

(A) A Regulated Investment Company (RIC) is required to record deferred taxes when it is probable the RIC will not qualify under Subchapter M of the Internal Revenue Code for a period longer than one year. Historically, management believed it was probable the Company would not maintain its qualifying status as a RIC in future years and recorded a deferred tax liability on the unrealized appreciation of investments. However, upon further analysis, the Company determined it was only reasonably possible, but not probable, the Company would not maintain its qualifying status as a RIC. Thus the deferred tax liability consistently recorded and disclosed should not have been recognized.

(B) The Company historically has accrued income taxes payable on its investment gains as they have been incurred, as it has been the Company's practice to retain its investment gains. However, RICs are required to accrue federal


Notes to Consolidated Financial Statements
(continued)

     income taxes on investment gains that are retained only on the last day of the tax year. The Company incorrectly recorded the tax impact of its investment gains in periods other than the last day of its tax year, December 31. Therefore, the income taxes payable recorded at times other than the tax year end should not have been recognized.

(C) The Company incorrectly classified its' return of capital contributions cumulatively as "undistributed net realized gains on investments." RICs are required to classify return of capital contributuions as "additional capital" in the period in which tax basis amounts become permanent; and reflect undistributed amounts remaining since its' previous tax year end adjusted for temporary tax basis differences as "undistsributed net realized gains on investment."

The  restatement  will  eliminate  the accrual for deferred  taxes on unrealized
appreciation  of   investments,   and  income  taxes  payable  and  related  tax
carryforwards  on realized  gains,  increasing the net asset value per share and net assets  from  operations  for the  periods  restated;  reclassify  return of capital contributions to "additional capital."

                                                             As of March 31, 2007
                                                             --------------------
                                                        Previously
Consolidated Statement of Financial Condition          Reported (3)       As Restated (2)
---------------------------------------------          -----------         -----------

Total assets                                           729,507,313         729,507,313
                                                       ===========         ===========

Income taxes payable                                        231,274               --    (B)
Deferred income tax                                     213,474,680          2,317,777  (A)(B)
                                                       ------------       ------------
Total liabilities                                       215,163,801          3,775,624
                                                       ------------       ------------
Additional capital                                       11,221,601        116,343,960  (C)

Undistributed net realized gains (losses)               102,766,040         (3,100,142) (B)(C)
Net unrealized appreciation of investments              397,410,737        609,512,737  (A)

Net assets at market or fair value                      514,343,512        725,731,689
                                                       ------------       ------------
Total liabilities and shareholders equity               729,507,313        729,507,313
                                                        ===========       ============

                                                       Nine Months Ended December 31, 2006
                                                       -----------------------------------
                                                          Previously
Consolidated Statement of Operations                     Reported (1)      As Restated (2)
------------------------------------                     -----------       -----------
Net investment income                                      3,278,407         3,278,407
Net realized gain on investments                          29,147,137        29,147,137  (B)
Income tax expense                                        10,098,046        11,080,699
                                                         -----------       -----------
Net realized gain on investments                          19,049,091        18,066,438
Increase in unrealized appreciation of investments       124,061,543       124,061,543  (A)
Increase in deferred income taxes on appreciation
   of investments                                         43,017,000              --
                                                         -----------       -----------
Net increase in unrealized appreciation of investments    81,044,543       124,061,543
Net realized and unrealized gain on investments          100,093,634       142,127,981
                                                         -----------       -----------
Increase in net assets from operations                   103,372,041       145,406,388
                                                         ===========       ===========

                                                      Three Months Ended December 31, 2006
                                                      ------------------------------------
                                                          Previously
Consolidated Statement of Operations                     Reported (1)     As Restated (2)
------------------------------------                     -----------       -----------
Net investment income                                      1,616,497         1,616,497
Net realized gain on investments                          12,805,347         8,450,675  (B)
Net decrease in unrealized appreciation of investments    86,187,244       132,210,244  (A)
                                                         -----------       -----------
Net realized and unrealized gain on investments           98,992,591       140,660,919
                                                         -----------       -----------
Increase in net assets from operations                   100,609,088       142,277,416
                                                         ===========       ===========



Notes to Consolidated Financial Statements
(continued)


                                                               Year Ended March 31, 2007
                                                               -------------------------
                                                             Previously
Consolidated Statement of Changes in Net Assets             Reported (3)    As Restated (2)
-----------------------------------------------             ------------    ------------

Net investment income                                          4,233,340       4,233,340
Net realized gain on investments                              16,334,000      14,966,296  (B)
Net increase on unrealized appreciation before
  distributions                                               96,343,609     147,681,609  (A)
                                                            ------------    ------------
Increase in net assets from operations before
  distributions                                              116,910,949     166,881,245
Undistributed net investment income                           (2,323,150)     (2,323,150)
Net realized gains deemed distributed to shareholders               --       (11,417,283) (C)

Allocated increase in share value for deemed distribution           --        11,417,283  (C)

Employee stock options exercised                               1,794,850       1,794,850
Stock option expense                                           1,173,751       1,173,751
Adjustment to initially apply FASB Statement No. 158,
  net of tax                                                     169,003         169,003
                                                            ------------    ------------
Increase in net assets                                       117,725,403     167,695,699

Net assets, beginning of year                                396,618,109     558,035,990
                                                            ------------    ------------
Net assets, end of year                                      514,343,512     725,731,689
                                                            ============    ============
Net asset value, per share                                  $     132.36    $     186.75
                                                            ============    ============

                                                          Nine Months Ended December 31, 2006
                                                          -----------------------------------
                                                             Previously
Consolidated Statement of Changes in Net Assets             Reported (1)    As Restated (2)
-----------------------------------------------             ------------    ------------
Net investment income                                          3,278,407       3,278,407
Net realized gain on investments                              19,049,091      18,066,438  (B)
Net increase in unrealized appreciation of investments        81,044,543     124,061,543  (A)
                                                            ------------    ------------
Increase in net assets from operations                       103,372,041     145,406,388
Distributions from undistributed net investment income        (2,323,150)     (2,323,150)
Capital share transactions
Exercise of employee stock options                             1,794,850       1,794,850
Adjustment to initially apply FASB No. 158, net of tax              --              --
Stock option expense                                             125,417         125,417
                                                            ------------    ------------
Increase in net assets                                       102,969,158     145,003,505

Net assets, beginning of year                                396,618,109     558,035,990
                                                            ------------    ------------
Net assets, end of year                                      499,587,267     703,039,495
                                                            ============    ============
Net asset value, per share                                  $     128.56    $     180.91
                                                            ============    ============

                                                          Nine Months Ended December 31, 2006
                                                          -----------------------------------
                                                             Previously
Consolidated Statement of Cash Flow                         Reported (1)    As Restated (2)
-----------------------------------                         ------------    ------------
Net cash provided by operating activities                    45,554,770      45,554,770
                                                            -----------     -----------
Net cash used in financing activities                          (528,300)       (528,300)
                                                            -----------     -----------
Net increase in cash and cash equivalents                    45,026,470      45,026,470
                                                            ===========     ===========



Notes to Consolidated Financial Statements
(continued)
                                                          Three Months Ended December 31, 2006
                                                             Previously
Consolidated Statement of Cash Flow                         Reported (1)   As Restated (2)
-----------------------------------                         -----------     -----------
Net cash provided by operating activities                    33,114,591      33,114,591
Net cash used in financing activities                          (853,750)       (853,750)
                                                            -----------     -----------
Net decrease in cash and cash equivalents                    32,260,841     32,260,841
                                                            ===========     ===========

------------------
(1) As presented in the Company's original Form 10-Q for the quarter ended December 31, 2006.
(2)  Adjusted to reflect the restatement described above.
(3) As presented in the Company's original Form 10-K for the fiscal year ended March 31, 2007.
(A), (B) and (C) are described in detail above.


3.   Income Taxes

     For the tax years ended December 31, 2007 and 2006, Capital Southwest Corporation ("CSC") and Capital Southwest Venture Corporation ("CSVC") qualified to be taxed as RICs. We intend to meet the applicable qualifications to be taxed as a RIC in future years; management feels it is probable that we will maintain our RIC status for a period longer than one year. However, either company's ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

     As permitted by the Internal Revenue Code, a RIC can designate dividends paid in the subsequent tax year as dividends of the current year ordinary taxable income and long-term capital gains if those dividends are both declared by the extended due date of the RIC's federal income tax return and paid to shareholders by the last day of the subsequent tax year. For the tax years ended December 31, 2007 and 2006 we declared and paid dividends in the amounts of $2,333,291 and $2,323,150, respectively.

     Additionally, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income during our tax year. For the tax years ended December 31, 2007 and 2006 we distributed 100% of our investment company ordinary taxable income. As a result we have made no provision for income taxes on ordinary taxable income for the tax years ended December 31, 2007 and 2006.

     For the tax year ended December 31, 2007, we have an estimated net long-term capital loss of $961,655 for tax purposes and $860,118 for book purposes, which will be carried forward and offset by future net long-term capital gains. For the tax year ended December 31, 2006, we had net long-term capital gains of $31,659,140 for tax purposes and $31,932,775 for book purposes, which we elected to retain and treat as a deemed distribution to our shareholders. In order to make the election to retain capital gains, we incurred and paid a federal tax on behalf of our shareholders of $11,080,699 for the tax year ended December 31, 2006.

     CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate. The Company sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its wholly owned portfolio companies. Deferred taxes related to the qualified defined pension plan are recorded as incurred.

Notes to Consolidated Financial Statements
(continued)


4.   Stock-Based Compensation

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

     Effective   April  1,  2006,  we  adopted  SFAS  123R  using  the  modified prospective transition method. We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Accordingly, for the quarter and nine months ended December 31, 2007, we recognized compensation expense of $87,988 and $175,676, respectively.

     As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options was $1,883,824, which will be amortized over the weighted-average service period of approximately 6.2 years.

5.   Employee Stock Option Plan

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

     At December 31, 2007, there were 37,500 shares available for grant under the Plan. The per share weighted-average fair value of the stock options granted on May 15, 2006 was $31.28 per option using the Black-Scholes pricing model with the following assumptions: expected dividend yield of .64%, risk-free interest rate of 5.08%, expected volatility of 21.1%, and expected life of 7 years. The per share weighted-average fair value of the stock options granted on July 17, 2006 was $33.05 per option using the Black-Scholes pricing model with the following assumptions: expected dividend yield of .61%, risk-free interest rate of 5.04%, expected volatility of 21.2%, and expected life of 7 years. The per share weighted-average fair value of the stock options granted on July 16, 2007 was $41.78 per option using the Black-Scholes pricing model with the following assuptions: expected dividend yield of .39%, risk-free interest rate of 4.95%, expected volatility of 19.9%, and expected life of 5 years.

     The following summarizes activity in the stock option plan since March 31, 2007:

                                                  Number        Weighted-Average
                                                 of shares       Exercise Price

Balance at March 31, 2007                          52,500          $ 86.18
   Granted                                         25,000           152.98
   Exercised                                       (3,100)           74.64
   Canceled                                        (4,000)           93.49
                                                  -------          -------
Balance at December 31, 2007                       70,400          $109.99
                                                  =======          =======


Notes to Consolidated Financial Statements
(continued)

     At December 31, 2007, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.00 to $152.98 and 6.16 years, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2007 was $75,129 with the exercise prices ranging from $65.00 to $93.49 per share. A total of 3,100 new shares were issued for the $231,390 cash received from option exercises for the nine months ended December
31, 2007.

     At December 31, 2007, the number of options exercisable was 9,930 and the weighted-average exercise price of those options was $79.01.

6.   Summary of Per Share Information

                                                Three Months Ended        Nine Months Ended
                                                   December 31              December 31
                                                   -----------              -----------
                                                2007         2006         2007         2006
                                              ---------    ---------    ---------    ---------
                                                          as restated               as restated


Investment income                               $   .67     $    .59     $   1.41     $   1.37
Operating expenses                                 (.20)        (.13)        (.46)        (.40)
Interest expense                                     --         (.04)          --         (.12)
Income taxes                                       (.01)          --         (.01)        (.01)
                                              ---------    ---------    ---------    ---------
Net investment income                               .46          .42          .94          .84
Distributions from undistributed
  net investment income                            (.40)        (.40)        (.60)        (.60)
Net realized gains deemed distributed to
  shareholders                                       --        (2.94)          --        (2.94)
Net realized gain on investments                   (.12)        2.17          .06         4.66
Net increase (decrease) in unrealized
  appreciation of investments                    (16.66)       34.02       (47.77)       31.92
Allocated increase in share value for
  deemed distributions                               --         2.94           --         2.94
Exercise of employee stock options *                 --         (.20)        (.09)        (.50)
Stock option expense                                .02          .01          .05          .03
                                              ---------    ---------    ---------    ---------
Increase (decrease) in net asset value           (16.70)       36.02       (47.41)       36.35

Net asset value:
      Beginning of period                        156.04       144.89       186.75       144.56
                                              ---------    ---------    ---------    ---------
      End of period                             $139.34      $180.91      $139.34      $180.91
                                              =========    =========    =========    =========

Shares outstanding at end of period
  (000s omitted)                                  3,889        3,886        3,889        3,886


* Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

7.   Subsequent Events

     On January 9, 2008, the Company filed its Form 10-Q for the quarter ended September 30, 2007 with the Securities and Exchange Commission and NASDAQ. Additionally, the Company filed its restated Form 10-K/A for the year ended March 31, 2007 and Form 10-Q/A for the quarter ended June 30, 2007 with the Securities and Exchange Commission as explained in Note 2 "Restatement."

     On January 10, 2008, the Company received a "moot" letter from NASDAQ informing it that its filing delinquency had been cured. Accordingly, the Company is in compliance with Rule 4310(c) (14).

Notes to Consolidated Financial Statements
(continued)

8.   Recent Accounting Pronouncements

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for us beginning April 1, 2008. We are evaluating the impact of SFAS 159. The impact, if any, from the adoption of SFAS 159 has not been determined.

     Net asset value at December 31, 2007 was $541,924,018, equivalent to $139.34 per share. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the December 31, 2007 net asset value reflects a decrease of 22.63% during the past twelve months.

                                                 December 31,     December 31,
                                                    2007             2006
                                                    ----             ----
                                                                 as restated
             Net assets                       $541,924,018     $703,039,495
             Shares outstanding                  3,889,151        3,886,051
             Net assets per share                  $139.34          $180.91


Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The composite measure of our financial performance in the Consolidated Statements of Operations is captioned "Increase (decrease) in net assets from operations" and consists of three elements. The first is "Net investment income", which is the difference between our income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is "Net realized gain (loss) on investments", which is the difference between the proceeds received from disposition of portfolio securities and their stated cost. The third element is the "Net increase (decrease) in unrealized appreciation of investments", which is the net change in the market or fair value of our investment portfolio, compared with stated cost. It should be noted that the "Net realized gain (loss)on investments" and "Net increase (decrease) in unrealized appreciation of investments" are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from "unrealized" to "realized". Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

     Interest income of $1,797,079 for the nine months ended December 31, 2007 increased from $1,624,418 for nine months ended December 31, 2006, due to an increase in excess cash and interest rates. During the nine months ended December 31, 2007 and 2006, we recorded dividend income from the following sources:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                            Nine Months Ended
                                                               December 31
                                                               -----------
                                                           2007           2006
                                                           ----           ----
                  Alamo Group Inc.                   $   508,914     $   507,834
                  Balco, Inc.                            224,400            --
                  Dennis Tool Company                     49,999          62,499
                  Encore Wire Corporation                245,205            --
                  Kimberly-Clark Corporation             122,716         113,455
                  Lifemark Group                         571,333         450,000
                  PalletOne, Inc.                           --            89,842
                  PETsMart, Inc.                          27,000          27,000
                  The RectorSeal Corporation             914,133       1,629,947
                  TCI Holdings, Inc.                      60,953          60,953
                  The Whitmore Manufacturing Company     228,533         180,000
                  Other                                   50,465          45,673
                                                     -----------     -----------
                                                     $ 3,003,651     $ 3,167,203
                                                     ===========     ===========

Net Increase (Decrease) in Unrealized Appreciation of Investments

     Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

                                     Three Months Ended                 Nine Months Ended
                                        December 31                       December 31
                                        -----------                       -----------
                                   2007              2006            2007              2006
                                   ----              ----            ----              ----

Alamo Group, Inc.            $  (9,905,950)   $        --      $  (9,878,840)   $        --
Encore Wire Corporation        (30,650,750)     (28,608,000)     (24,520,750)     (20,434,000)
Heelys, Inc.                   (18,634,760)     135,681,510     (158,394,760)     165,681,510
Palm Harbor Homes, Inc.        (11,782,713)      (3,928,000)     (19,637,713)     (27,493,000)
The RectorSeal Corporation      11,150,000       10,500,000       22,000,000       10,500,000


     During the nine months ended December 31, 2007, the value of our investment in The RectorSeal Corporation was increased by $22,000,000 due to increased sales and earnings at the company derived largely from growing demand for the smoke containment systems manufactured by its Smoke Guard subsidiary.

Offsetting the gain at RectorSeal during the nine months ended December 31, 2007, was a $158,394,760 decline in the value of Heelys, Inc., which experienced significantly slower growth and an extreme decline in market price during the past quarter; a $24,520,750 decline in the value of Encore Wire Corporation due to reduced demand attributable to the residential slowdown and declining margins needed to be competitive; a $19,637,713 decline in the value of Palm Harbor Homes, Inc. due to the deterioration of the manufactured housing market; and a $9,878,840 decline in the value of Alamo Group, Inc. due to inventory shortages that are back logged and excessive startup expenses for the manufacturing of its sweeper line.

Portfolio Investments

     During the quarter ended December 31, 2007, we made additional investments of $817,186 in an existing portfolio company.

     We have agreed, subject to certain conditions, to invest up to $6,029,760 in three portfolio companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Financial Liquidity and Capital Resources

     At December 31, 2007, we had cash and cash equivalents of approximately $31.9 million. Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $4.6 million held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $16.4 million. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 39 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $61.0 million of our investment portfolio is represented by unrestricted publicly-traded securities, and represent a source of liquidity.

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

     Our investment in portfolio securities includes fixed-rate debt securities which totaled $9,000,000 at December 31, 2007, equivalent to 1.8% of the value of our total investments. Generally these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

     To address this material weakness, Management will add a formal evaluation to consider whether it is probable the company will not qualify as a RIC subject to Subchapter M of the IRC over the next 12 months at any given quarter. Additionally, the Company will review its investment gains quarterly and calculate the tax impact on those gains it will retain, however, they will only record the tax liability at the last day of the tax year. Management will also determine, based on materiality, any footnote disclosure that may be required during the interim periods. Furthermore, Management will review and assess temporary and permanent differences for reclassification to "additional capital" at each tax year end. When considered necessary by Management, an independent attorney or accountant with requisite knowledge of investment company taxation will be consulted in order to provide necessary guidance. Accordingly, Management believes that the financial statements included in this report fairly represent in all material respects the Company's financial position, results of operations and cash flows for the periods presented. There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our ICFR during the fiscal quarter ended December 31, 2007.

PART II.  OTHER INFORMATION
--------  -----------------

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

                                             CAPITAL SOUTHWEST CORPORATION


                                                  /s/ Gary L. Martin
Date:    February 8, 2008                    By:
       --------------------------                 ------------------------------
                                                  Gary L. Martin, President
                                                  (chief executive officer)


                                                  /s/ Tracy L. Morris
Date:    February 8, 2008                    By:
       --------------------------                 ------------------------------
                                                  Tracy L. Morris, Controller
                                                  (chief financial/accounting)