Form 10-K
period 2008-03-31
CAPITAL SOUTHWEST CORP
filed 2008-05-23
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                    FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]


Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]   No [X]


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

   Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2007 was $314,927,409, based on the last sale price of such stock as quoted by Nasdaq on such date.

The number of shares of common stock outstanding as of May 1, 2008 was 3,889,151.

         Documents Incorporated by Reference               Part of Form 10-K
         -----------------------------------               -----------------

  Proxy Statement for Annual Meeting of Shareholders             Part III
                 to be held July 21, 2008

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----


PART I
     Item 1.      Business.....................................................1
     Item 1A.     Risk Factors.................................................1
     Item 1B.     Unresolved Staff Comments....................................4
     Item 2.      Properties...................................................4
     Item 3.      Legal Proceedings............................................4
     Item 4.      Submission of Matters to a Vote of Security Holders..........5

PART II
     Item 5.      Market for Registrant's Common Equity, Related Stockholder
                     Matters and Issuer Purchases of Equity Securities.........5
     Item 6.      Selected Financial Data......................................5
     Item 7.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................5
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...5
     Item 8.      Financial Statements and Supplementary Data..................6
     Item 9.      Changes in and Disagreements With Accountants on Accounting
                     and Financial Disclosure..................................7
     Item 9A.     Controls and Procedures......................................7
     Item 9B.     Other Information............................................8

PART III
     Item 10.     Directors, Executive Officers and Corporate Governance.......8
     Item 11.     Executive Compensation.......................................9
     Item 12.     Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters................9
     Item 13.     Certain Relationships and Related Transactions, and
                     Director Independence.....................................9
     Item 14.     Principal Accountant Fees and Services.......................9

PART IV
     Item 15.     Exhibits and Financial Statement Schedules...................9

Signatures ...................................................................11

                                     PART I


Item 1. Business

         We were organized as a Texas corporation on April 19, 1961. Until September 1969, we operated as a licensee under the Small Business Investment Act of 1958. At that time, we transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain assets and our license as a small business investment company ("SBIC"). CSVC is a closed-end, non-diversified investment company of the management type registered under the Investment Company Act of 1940 (the "1940 Act"). Prior to March 30, 1988, we were registered as a closed-end, non-diversified investment company under the 1940 Act. On that date, we elected to become a business development company subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980. Because we wholly own CSVC, the portfolios of both entities are referred to collectively as "our," "we" and "us."

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

         The 12 largest investments we own had a combined cost of $43,523,388 and a value of $499,866,033, representing 91.3% of the value of our consolidated investment portfolio at March 31, 2008. For a narrative description of the 12 largest investments, see "Twelve Largest Investments - March 31, 2008" in
Exhibit 13.1 of this Form 10-K which is herein incorporated by reference. Certain of the information presented on the 12 largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' audited financial statements.

         We compete for attractive investment opportunities with private equity funds, venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.

         The number of persons employed by us at March 31, 2008 was seven.

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

          Our net asset value is based on the values assigned to the various investments in our portfolio, determined in good faith by our board of directors. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, our fair value determinations may differ materially from the values a third party would be willing to pay for such securities or the values which would be applicable to unrestricted securities having a public market.

We are subject to additional risks in light of the restatement of our prior period consolidated financial statements.

         We have restated our consolidated financial statements for the year ended March 31, 2007 and all years represented in our Form 10-K for the year ended March 31, 2007 due to material weakness we identified in our internal controls over accounting for taxes. The restatement of our consolidated financial statements could expose us to legal actions. The defense of any such actions could cause the diversion of management's attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the restatement and negative reactions from shareholders and others with whom we do business.

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

         We compete for attractive investment opportunities with private equity funds, venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals. Some of these competitors are substantially larger and have greater financial resources, and some are subject to different and frequently less stringent regulation. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our objectives.

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

Item 2. Properties

         We maintain our offices at 12900 Preston Road, Suite 700, Dallas, Texas, 75230, where we rent approximately 4,232 square feet of office space pursuant to a lease agreement expiring in February 2013. We believe that our offices are adequate to meet our current and expected future needs.

Item 3. Legal Proceedings

         We are currently the subject of certain legal actions. In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial position.

         We, Capital Southwest Corporation and CSVC, have been named in a lawsuit filed on August 27, 2007 in the United States District Court of the Northern District of Texas, Dallas Division, against Heelys, Inc and their Chief Executive Officer, Chief Financial Officer, the directors who signed their registration statement with the Securities and Exchange Commission in connection with their December 7, 2006 initial public offering ("IPO"), and their underwriters for the IPO. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and the plaintiffs are seeking compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the action, including counsel fees and expert fees.

         Similar suits were also filed in 2007 and 2008 in the United States District Court of the Northern District of Texas making substantially similar allegations under Sections 11, 12 and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge, and we expect that all the cases will be consolidated into a single action, with a consolidated complaint filed shortly thereafter.

         We believe that the plaintiffs' claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits.

         Additionally, we, Capital Southwest Corporation, have been named in a lawsuit filed on April 10, 2008 in the 193rd Judicial District Court, Dallas County, Texas. ZS Crossover II, L.P., ZS Special I, L.P. and Warlen L.P. (the "petitioners") filed the action to compel us to produce for inspection and copying certain records of the Company, primarily its shareholder list. The petitioners are not seeking an award in damages from the Company, but are seeking an unspecified amount of legal fees and expenses.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.
                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Information set forth under the captions "Shareholder Information - Shareholders, Market Prices and Dividends" in Exhibit 13.1 of this Form 10-K is herein incorporated by reference.

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

                Comparison of Five Year Cumulative Total Returns

                                 [GRAPH OMITTED]



              Nasdaq Total            Nasdaq Financial         Capital Southwest
              Return (U.S.)                Stocks                 Corporation

2003            100.000                   100.000                   100.000
2004            147.600                   143.777                   167.559
2005            148.586                   149.552                   172.435
2006            175.219                   175.695                   210.125
2007            181.752                   183.907                   344.239
2008            169.511                   155.262                   275.615


Item 6. Selected Financial Data

         See Exhibit 13.1 "Selected Consolidated Financial Data" of this Form 10-K.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         See Exhibit 13.1 "Selected Consolidated Financial Data" of this Form 10-K.

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

         Our  investment  in  portfolio   securities  includes  fixed-rate  debt
securities which totaled $9,000,000 at March 31, 2008, equivalent to 1.6% of the value of our total  investments.  Generally,  these  debt  securities  are below investment  grade and have relatively  high fixed rates of interest,  therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt  securities  in our  portfolio  and no effect on interest  income.  Our  investments  in debt  securities  are generally  held to maturity and their fair values are  determined  on the basis of the terms of the debt security and the financial condition of the issuer.

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

         See Item 15 of this  Form  10-K -  "Exhibits  and  Financial  Statement
Schedules."


Selected Quarterly Financial Data (Unaudited)
---------------------------------


         The   following   presents  a  summary  of  the   unaudited   quarterly
consolidated financial information for the years ended March 31, 2008 and 2007.


                                                  First       Second         Third      Fourth
                                                 Quarter      Quarter       Quarter     Quarter        Total
                                                 -------      -------       -------     -------        -----
                                                          (In thousands, except per share amounts)

2008
----
    Net investment income                      $     641    $   1,211    $   1,806    $      57    $   3,715
    Net realized gain (loss) on investment           326          403         (489)        --            240
    Net increase (decrease) in unrealized
        appreciation of investments               17,148     (138,129)     (64,798)      42,809     (142,970)
    Net increase (decrease) in net assets
       from operations                            18,115     (136,515)     (63,481)      42,866     (139,015)
    Net increase (decrease) in net assets
       from operations per share                    4.66       (35.10)      (16.32)       11.02       (35.74)




                                                  First       Second         Third      Fourth
                                                 Quarter      Quarter       Quarter     Quarter        Total
                                                 -------      -------       -------     -------        -----
                                                          (In thousands, except per share amounts)
2007
----
    Net investment income                      $     492    $   1,170    $   1,617    $     954    $   4,233
    Net realized gain (loss) on investment           397        9,219       19,531      (14,181)      14,966
    Net increase (decrease) in unrealized
       appreciation of investments                (5,218)      (2,931)     132,210       23,621      147,682
    Net increase (decrease) in net assets
       from operations                            (4,329)       7,458      153,358       10,394      166,881
    Net increase (decrease) in net assets
       from operations per share                   (1.12)        1.92        39.46         2.66        42.94


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

(i)      Disclosure Controls and Procedures.

         As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including the President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "1934 Act")). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2008, based on this evaluation of our disclosure controls and procedures, our President and Controller concluded that our disclosure controls and procedures were effective as of March 31, 2008.

         During the fiscal quarter ended March 31, 2008, the Company implemented the following control in order to remediate the material weakness we identified in our internal controls over accounting for taxes, which resulted in the restatement of our consolidated financial statements for the year ended March 31, 2007 and years represented in our Form 10-K for the year ended March 31, 2007.

     o On a quarterly basis the Company will consult with a RIC compliance expert, on our current RIC status and the potential impact of proposed transactions and scenarios on the Company's future RIC compliance status. The Company has engaged KPMG, LLP in this capacity.

         There were no other changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

(ii)    Internal Control Over Financial Reporting.

(a)     Management's annual report on internal control over financial reporting.

         The Company's management report on internal control over financial reporting is set forth in our 2008 Annual Report and is incorporated herein by reference.

(b)      Attestation report of the registered public accounting firm

         Our independent registered public accountants, Grant Thornton LLP, audited the consolidated financial statements and have issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2008, which is set forth in our 2008 Annual Report and is incorporated herein by reference.

Item 9B. Other Information

         There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the year ended March 31, 2008.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

         The section of our 2008 Proxy Statement captioned "Nominees for Director" under "Proposal 1. Election of Directors" identifies members of our board of directors and nominees, and is incorporated in this Item 10 by reference.

         The names and ages of our executive officers as of June 2, 2008, together with certain biographical information, are as follows:

     William M. Ashbaugh, age 53, has served as Senior Vice President since 2005 and Vice President since 2001. He previously served as Managing
           Director in the corporate finance departments of Hoak Breedlove Wesneski & Co. from 1998 to 2001, Principal Financial Securities from 1997 to 1998 and Southwest Securities from 1995 to 1997.

     Gary L. Martin, age 61, was named President and Chief Executive Officer in July 2007, has been a director since July 1988 and has served as Vice President since 1984. He previously served as Vice President from 1978 to 1980. Since 1980, Mr. Martin has served as President of The Whitmore Manufacturing Company, a wholly-owned portfolio company.

     Jeffrey G. Peterson,  age 34, was named Secretary and Compliance Officer in
            August 2007, has served as Vice President since 2005 and was an Investment Associate since 2001. He previously held positions with the investment banking division of Scott & Stringfellow, Inc. and the corporate lending division of Bank One.

         The sections of our 2008 Proxy Statement captioned "Meetings and Committees of the Board of Directors under "Proposal 1. Election of Directors" and "Report of the Audit Committee" identifies members of our audit committee of our board of directors and our audit committee financial expert, and are incorporated in this Item 10 by reference.

         The section of our 2008 Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated in this Item 10 by reference.

              Code of Ethics

         We have adopted a code of ethics that applies to all our directors, officers and employees. We have made the Code of Conduct and Ethics available on our website at www.capitalsouthwest.com. Shareholders may request a free copy of the Code of Conduct and Ethics from: Jeffrey G. Peterson, Corporate Secretary.


Item 11. Executive Compensation

         The  information in the section of our 2008 Proxy  Statement  captioned
"Compensation Discussion and Analysis" is incorporated in this Item 11 by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
          Related Stockholder Matters

         The information in the sections of our 2008 Proxy  Statement  captioned
"Stock Ownership of Certain Beneficial Owners" are incorporated in this Item 12 by reference.

         The table below sets forth certain information as of March 31, 2008 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our shareholders, and (ii) were not approved by our shareholders.

                                       Equity Compensation Plan Information


                          Number of Securities
                            To Be Issued Upon            Weighted-Average Exercise              Number of Securities
                               Exercise of                 Price Of Outstanding                Remaining Available For
                          Outstanding Options,                   Options,                   Future Issuance Under Equity
Plan Category             Warrants And Rights              Warrants And Rights                  Compensation Plans
-------------             -------------------              -------------------                  ------------------
Equity                           70,400                          $109.998                              37,500
compensation plans
approved by security
holders(1)

Equity                              --                             --                                     --
compensation plans
not approved by
security holders                 ______                           ______                               ______

       Total                     70,400                          $109.998                              37,500

------

     (1) Includes the 1999 Stock Option Plan. For a description of this plan, please refer to Footnote 5 contained in our consolidated financial statements.

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence

         The information in the sections of our 2008 Proxy Statement captioned "Meetings and Committees of the Board of Directors" - "Committee Member Independence" and "Certain Relationships and Related Party Transactions" are incorporated in this Item 13 by reference.


Item 14. Principal Accountant Fees and Services

         The information in the sections of our 2008 Proxy Statement captioned "Proposal 2: Ratification of Appointment of Independent Registered Accounting Firm" and "Audit and Other Fees" are incorporated in this Item 14 by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

    (a)(1) The following information included in Exhibit 13.1 is herein incorporated by reference:

        (A) Portfolio of Investments - March 31, 2008

            Consolidated Statements of Financial Condition - March 31, 2008 and 2007
            Consolidated Statements of Operations - Years Ended March 31, 2008, 2007 and 2006
            Consolidated Statements of Changes in Net Assets - Years Ended March 31, 2008, 2007 and 2006
            Consolidated Statements of Cash Flows - Years Ended March 31, 2008, 2007 and 2006

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

                                                   CAPITAL SOUTHWEST CORPORATION

                                                   By: /s/ Gary L. Martin
                                                       ---------------------
                                                       Gary L. Martin, President

Date:  May 23, 2008

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that each of Capital Southwest Corporation and its Subsidiaries undersigned directors hereby constitutes and appoints Gary L. Martin, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virture hereof.

         Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                        Title                          Date
        ---------                        -----                          ----


  /s/  Gary L. Martin                  President                    May 23, 2008
--------------------------      (chief executive officer)
    Gary L. Martin

  /s/ William R. Thomas          Chairman of the Board              May 23, 2008
-------------------------
    William R. Thomas

  /s/  Donald W. Burton               Director                      May 23, 2008
-------------------------
    Donald W. Burton

  /s/  Graeme W. Henderson            Director                      May 23, 2008
--------------------------
    Graeme W. Henderson

  /s/  Samuel B. Ligon                Director                      May 23, 2008
--------------------------
    Samuel B. Ligon

  /s/ Gary L. Martin                  Director                      May 23, 2008
--------------------------
    Gary L. Martin

  /s/  John H. Wilson                 Director                      May 23, 2008
--------------------------
    John H. Wilson

  /s/ Tracy L. Morris                  Controller                   May 23, 2008
--------------------------  (chief financial/accounting officer)
    Tracy  L. Morris

                                  EXHIBIT INDEX

     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. Asterisk denotes exhibits filed with this report. Double asterick denotes exhibits furnished with this report.

        Exhibit No.                               Desription
        -----------                               ----------

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

           10.7 Capital Southwest Corporation 1999 Stock Option Plan (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 2000).

           10.8 Severance Pay Agreement with William M. Ashbaugh (filed as Exhibit 10.1 to Form 8-K dated July 18,
                              2005).

           10.10 Severance Pay Agreement with Jeffrey G. Peterson (filed as Exhibit 10.4 to Form 8-K dated July 18,
                              2005).

           10.11* Amendment One to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2006.

           13.1*              Selected Consolidated Financial Data.

           21.1*              List of subsidiaries of the Company.

           23.1*              Consent   of   Independent    Registered    Public
                              Accounting Firm - Grant Thornton LLP.

           31.1* Certification of President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

           31.2*              Certification  of  Controller   required  by  Rule
                              13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

           32.1** Certification of President required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

           32.2** Certification of Controller required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.