Form 10-Q
period 2008-06-30
CAPITAL SOUTHWEST CORP
filed 2008-08-07
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

                                       OR

[ ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ............to ............

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

       3,749,939 shares of Common Stock, $1 Par Value as of July 31, 2008

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements                          Page No.
                                                                        --------
             Consolidated Statements of Financial Condition
                      June 30, 2008 (Unaudited) and March 31, 2008.............3

             Consolidated Statements of Operations (Unaudited)
                      For the three months ended June 30, 2008
                      and June 30, 2007........................................4

             Consolidated Statements of Changes in Net Assets
                      For the three months ended June 30, 2008 (Unaudited)
                      and year ended March 31, 2008............................5

             Consolidated Statements of Cash Flows (Unaudited)
                      For the three ended June 30, 2008 and June 30, 2007......6

             Portfolio of Investments
                      June 30, 2008............................................7

             Notes to Consolidated Financial Statements.......................13

     ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................17

     ITEM 3. Quantitative and Qualitative Disclosure About
                 Market Risk..................................................19

     ITEM 4. Controls and Procedures..........................................20

PART II. OTHER INFORMATION

     ITEM 1  Legal Proceedings................................................20

     ITEM 1A. Risk Factors....................................................21

     ITEM 6. Exhibits and Reports on Form 8-K.................................21

Signatures ...................................................................22


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

Assets                                               June 30, 2008   March 31, 2008
                                                     -------------   --------------
                                                      (Unaudited)
Investments at market or fair value
    Companies more than 25% owned
     (Cost: June 30, 2008 - $28,758,246
     March 31, 2008 - $28,758,246)                   $ 400,144,739    $ 410,026,178
    Companies 5% to 25% owned
     (Cost: June 30, 2008 - $20,412,243,
     March 31, 2008 - $20,412,243)                      68,538,006       54,895,381
    Companies less than 5% owned
     (Cost: June 30, 2008 - $31,966,518,
     March 31, 2008 - $31,856,977)                      78,740,184       82,648,943
                                                     -------------    -------------
    Total investments
     (Cost: June 30, 2008- $81,137,007,
     March 31, 2008 - $81,027,466)                     547,422,929      547,570,502
Cash and cash equivalents                               30,031,548       31,327,758
Receivables                                                180,460          156,322
Other assets                                             7,713,448        7,630,486
                                                     -------------    -------------
    Totals                                           $ 585,348,385    $ 586,685,068
                                                     =============    =============

Liabilities and Shareholders' Equity

Other liabilities                                    $   1,686,678    $   1,187,796
Deferred income taxes                                    1,825,558        1,797,058
                                                     -------------    -------------
    Total liabilities                                    3,512,236        2,984,854
                                                     -------------    -------------

Shareholders' equity
    Common stock, $1 par value: authorized,
     5,000,000 shares; issued, 4,326,516 shares
     at June 30, 2008 and March 31, 2008                 4,326,516        4,326,516
    Additional capital                                 115,775,142      115,687,153
    Undistributed net investment income                  6,066,467        7,036,929
    Undistributed net realized loss on investments      (2,860,118)      (2,860,118)
    Unrealized appreciation of investments             466,285,923      466,543,036
    Treasury stock - at cost 443,850 shares at June
     30, 2008 and 437,365 shares at March 31, 2008      (7,757,781)      (7,033,302)
                                                     -------------    -------------
    Net assets at market or fair value, equivalent
     to $149.85 per share at June 30, 2008 on the
     3,882,666 shares outstanding and $150.09
     per share at March 31, 2008 on the 3,889,151
     shares outstanding                                581,836,149      583,700,214
                                                     -------------    -------------
Totals                                               $ 585,348,385    $ 586,685,068
                                                     =============    =============


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements




                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                               Three Months Ended
                                                                    June 30
                                                                    -------
                                                             2008            2007
                                                         ------------    ------------
Investment income:
   Interest                                              $    349,852    $    564,687
   Dividends                                                  657,480         363,427
   Management and directors' fees                             231,000         225,200
                                                         ------------    ------------
                                                            1,238,332       1,153,314
                                                         ------------    ------------

Operating expenses:
   Salaries                                                   250,450         274,136
   Net pension benefit                                        (81,837)        (36,237)
   Other operating expenses                                   457,233         264,964
                                                         ------------    ------------
                                                              625,846         502,863
                                                         ------------    ------------

Income before income taxes                                    612,486         650,451
Income tax expense                                             27,287           9,760
                                                         ------------    ------------

Net investment income                                    $    585,199    $    640,691
                                                         ============    ============

Proceeds from disposition of investments                 $       --      $    325,775
                                                         ------------    ------------
Net realized gain on investments                                 --           325,775
                                                         ------------    ------------


Net increase (decrease) in unrealized appreciation
  of investments                                             (257,114)     17,148,445
                                                         ------------    ------------

Net realized and unrealized gain (loss) on investments   $   (257,114)   $ 17,474,220
                                                         ============    ============

Increase in net assets from operations                   $    328,085    $ 18,114,911
                                                         ============    ============





              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements




                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                                     Three Months Ended        Year Ended
                                                       June 30, 2008        March 31, 2008
                                                       -------------        --------------
                                                        (Unaudited)

Operations
   Net investment income                               $     585,199        $   3,715,200
   Net realized gain on investments                             --                240,024
   Net decrease in unrealized appreciation
    of investments                                          (257,114)        (142,969,698)
                                                       -------------        -------------
   Increase (decrease) in net assets from operations         328,085         (139,014,474)

Distributions from:
   Undistributed net investment income                    (1,555,660)          (2,333,291)

Capital share transactions:
   Exercise of employee stock options                           --                231,390
Change in pension plan funded status                            --             (1,178,764)
Stock option expense                                          87,989              263,664
Treasury stock                                              (724,479)                --
                                                       -------------        -------------
   Decrease in net assets                                 (1,864,065)        (142,031,475)

Net assets, beginning of period                          583,700,214          725,731,689
                                                       -------------        -------------

Net assets, end of period                              $ 581,836,149        $ 583,700,214
                                                       =============        =============

















              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements





                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                               Three Months Ended
                                                                    June 30
                                                                    -------
                                                              2008            2007
                                                         ------------    ------------
Cash flows from operating activities
Increase in net assets from operations                   $    328,085    $ 18,114,911
Adjustments to reconcile increase in net
 assets from operations to net cash
 provided by (used in) operating activities:
  Proceeds from disposition of investments                       --           325,775
  Purchases of securities                                    (109,541)     (8,051,747)
  Maturities of securities                                       --             4,500
  Depreciation and amortization                                 9,269           4,409
  Net pension benefit                                         (81,837)        (36,237)
  Realized gain on investments before income taxes               --          (325,775)
  Net (increase) decrease in unrealized appreciation
   of investments                                             257,114     (17,148,445)
  Stock option expense                                         87,989          43,586
  (Increase) decrease in receivables                          (24,136)        184,920
  (Increase) decrease in other assets                           2,578          (6,729)
  Increase (decrease) in other liabilities                    520,375        (119,163)
  Decrease in accrued pension liability                       (34,467)        (36,568)
  Increase in deferred income taxes                            28,500          12,600
                                                         ------------    ------------
Net cash provided by (used in) operating activities           983,929      (7,033,963)
                                                         ------------    ------------


Cash flows from financing activities
Distributions from undistributed net investment income     (1,555,660)       (777,630)
Proceeds from exercise of employee stock options                 --           231,390
Purchase of Treasury Stock                                   (724,479)           --
                                                         ------------    ------------
Net cash used in financing activities                      (2,280,139)       (546,240)
                                                         ------------    ------------

Net decrease in cash and cash equivalents                  (1,296,210)     (7,580,203)
Cash and cash equivalents at beginning of period           31,327,758      38,844,203
                                                         ------------    ------------
Cash and cash equivalents at end of period               $ 30,031,548    $ 31,264,000
                                                         ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
 Interest                                                $       --      $       --
 Income taxes                                            $       --      $       --



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements







                                                    CAPITAL SOUTHWEST CORPORATION
                                                          AND SUBSIDIARIES
                                                Consolidated Statement of Investments
                                                -------------------------------------
                                                            June 30, 2008

         Company                                      Investment (a)                                      Cost             Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+AT&T INC.                                       ++20,770 shares common stock (acquired 3-9-99)        $         12     $    699,741
   San Antonio, Texas
   Global leader in local, long distance,
   Internet and transaction-based  voice
   and data services.

+ALAMO GROUP INC.                                2,830,300 shares common stock
   Seguin, Texas                                   (acquired 4-1-73 thru 5-25-07)                         2,190,937       45,284,800
   Tractor-mounted mowing and mobile
   excavation equipment for governmental,
   industrial and agricultural markets; street-
   sweeping equipment for municipalities.

ALL COMPONENTS, INC.                             8.25% subordinated note due 2012 (acquired 6-27-07)      6,000,000        6,000,000
   Austin, Texas                                 150,000 shares Series A Convertible Preferred Stock,
   Electronics contract manufacturing;             convertible into 600,000 shares of common stock
   distribution and production of memory           at $0.25 per share (acquired 9-16-94)                    150,000        6,600,000
   and other components for computer             Warrants to purchase 350,000 shares of common stock
   manufacturers, retailers and value-added        at $11.00 per share, expiring 2017 (acquired 6-27-07)       --               --
   resellers.                                                                                            ----------       ----------
                                                                                                          6,150,000       12,600,000
ATLANTIC CAPITAL
BANCSHARES, INC.                                 300,000 shares common stock (acquired 4-10-07)           3,000,000        3,000,000
   Atlanta, Georgia
   Holding company of Atlantic Capital Bank
   a full service commercial bank.

BALCO, INC.                                      445,000 shares common stock and 60,920 shares
   Wichita, Kansas                                 Class B non-voting common stock
   Specialty architectural products used in        (acquired 10-25-83 and 5-30-02)                          624,920        4,500,000
   the construction and remodeling of
   commercial and institutional buildings.

BOXX TECHNOLOGIES, INC.                          3,125,354 shares Series B Convertible Preferred Stock,
   Austin, Texas                                   convertible into 3,125,354 shares of common stock
   Workstations for computer graphic               at $0.50 per share (acquired 8-20-99 thru 8-8-01)      1,500,000                2
   imaging and design.

CMI HOLDING COMPANY, INC.                        10% convertible subordinated note, due 2009,
   Richardson, Texas                               (acquired 7-2-07 thru 10-9-07)                         2,363,347        1,000,000
   Owns Chase Medical, which develops            2,327,658 shares Series A Convertible Preferred Stock,
   and sells devices used in cardiac surgery       convertible into 2,327,658 shares of common stock
   to relieve congestive heart failure; develops   at $1.72 per share  (acquired 8-21-02  and  6-4-03)    4,000,000                2
   and supports cardiac imaging systems.         Warrants to purchase 109,012 shares of common stock
                                                   at $1.72 per share, expiring 2012 (acquired 4-7-04)         --               --
                                                 Warrant to purchase 431,982 shares of Series A-1
                                                   Convertible Preferred Stock at $1.72 per share,
                                                   expiring 2017 (acquired 7-2-07)                             --               --
                                                                                                         ----------       ----------
                                                                                                          6,363,347        1,000,002






                                                    CAPITAL SOUTHWEST CORPORATION
                                                          AND SUBSIDIARIES
                                                Consolidated Statement of Investments
                                                -------------------------------------
                                                            June 30, 2008
                                                             (continued)

         Company                                      Investment (a)                                      Cost             Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+COMCAST CORPORATION                             ++64,656 shares common stock (acquired 11-18-02)      $         21     $  1,224,585
   Philadelphia, Pennsylvania
   Leading  provider of cable, entertainment
   and communications products and services.

DENNIS TOOL COMPANY                              20,725 shares 5% convertible preferred stock,
   Houston, Texas                                  convertible into 20,725 shares of common stock
   Polycrystalline diamond compacts (PDCs)         at $48.25 per share (acquired 8-10-98)                   999,981          999,981
   used in oil field drill bits and in mining    140,137 shares common stock (acquired 3-7-94
   and industrial applications.                    and 8-10-98)                                           2,329,963        3,200,000
                                                                                                         ----------       ----------
                                                                                                          3,329,944        4,199,981


+DISCOVERY HOLDING COMPANY                       ++70,501 shares Series A common stock (acquired 7-21-05)    20,262        1,545,382
   Englewood, Colorado
   Provider of creative content, media
   management and network services
   worldwide.

+EMBARQ CORPORATION                              ++4,500  shares common stock (acquired 5-17-06)             46,532          212,715
   Overland Park, Kansas
   Local exchange carrier that provides
   voice and data services, including
   high-speed Internet.

+ENCORE WIRE CORPORATION                         4,086,750 shares common stock (acquired 7-16-92
   McKinney, Texas                                 thru 10-7-98)                                          5,800,000       65,388,000
   Electric wire and cable for residential
   and commercial use.

EXTREME INTERNATIONAL, INC.                      39,359.18 shares Series C Convertible Preferred Stock,
   Sugar Land, Texas                               convertible into 157,436.72 shares of common stock
   Owns Bill Young Productions, Texas              at $25.00 per share (acquired 9-30-03)                 2,625,000        7,026,000
   Video and Post, and Extreme Communi-          3,750 shares 8% Series A Convertible Preferred Stock,
   cations, which produce radio and television     convertible into 15,000 shares of common stock at
   commercials and corporate communica-            $25.00 per share (acquired 9-30-03)                      375,000          669,000
   tions videos.                                 Warrants to purchase 13,035 shares of common stock at
                                                   $25.00 per share, expiring 2008 (acquired 8-11-98
                                                   thru 9-30-03)                                               --            290,000
                                                                                                         ----------       ----------
                                                                                                          3,000,000        7,985,000

 +FMC CORPORATION                                ++12,860 shares common stock (acquired 6-6-86
   Philadelphia, Pennsylvania                      and 9-13-07)                                              66,727          995,878
   Chemicals for agricultural, industrial
   and consumer markets.

+FMC TECHNOLOGIES, INC.                          ++22,114 shares common stock (acquired 1-2-02
   Houston, Texas                                  and 8-31-07)                                              57,051        1,701,230
   Equipment and systems for the energy,
   food processing and air transportation
   industries.




                                                    CAPITAL SOUTHWEST CORPORATION
                                                          AND SUBSIDIARIES
                                                Consolidated Statement of Investments
                                                -------------------------------------
                                                            June 30, 2008
                                                             (continued)


         Company                                      Investment (a)                                      Cost             Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+HEELYS, INC.                                    9,317,310  shares common stock (acquired 5-26-00)     $    102,490     $ 34,939,913
   Carrollton, Texas
   Heelys stealth skate shoes, equipment
   and apparel sold through sporting goods
   chains, department stores and footwear
   retailers.

+HOLOGIC, INC.                                   ++632,820 shares common stock (acquired 8-27-99)           220,000       13,795,476
   Bedford, Massachusetts
   Medical instruments including bone
   densitometers, mammography devices
   and digital radiography systems.

+KIMBERLY-CLARK CORPORATION                      ++77,180 shares common stock (acquired 12-18-97)         2,358,518        4,613,820
   Dallas, Texas
   Manufacturer of tissue, personal care
   and health care products.

+LIBERTY GLOBAL, INC.                            ++42,463 shares Series A common stock (acquired 6-15-05)   106,553        1,334,187
   Englewood, Colorado                           ++42,463 shares Series C common stock (acquired 9-6-05)    100,870        1,289,177
   Owns interests in broadband, distribution                                                             ----------       ----------
   and content companies.                                                                                   207,423        2,623,364


+LIBERTY MEDIA CORPORATION                       ++35,250 shares of Liberty Capital Series A common
   Englewood, Colorado                             stock (acquired 5-9-06)                                    7,833          506,895
   Holding company owning interests in           ++176,252 shares of Liberty Interactive Series A
   electronic retailing, media, communica-         common stock (acquired 5-9-06)                            66,423        2,599,717
   tions and entertainment businesses.           ++141,000 shares of Liberty Entertainment Series A
                                                   common stock (acquired 3-3-08)                            43,996        3,410,790
                                                                                                         ----------       ----------
                                                                                                            118,253        6,517,402

LIFEMARK GROUP                                   1,449,026 shares common stock (acquired 7-16-69)         4,510,400       71,000,000
   Hayward, California
   Cemeteries, mausoleums and mortuaries
   located in northern California.

MEDIA RECOVERY, INC.                             800,000 shares Series A Convertible Preferred Stock,
   Dallas, Texas                                   convertible into 800,000 shares of common stock at
   Computer datacenter and office automation       $1.00 per share (acquired 11-4-97)                       800,000        6,250,000
   supplies and accessories; impact, tilt        4,000,002 shares common stock (acquired 11-4-97)         4,615,000       31,250,000
   monitoring and temperature sensing                                                                    ----------       ----------
   devices to detect mishandling shipments;                                                               5,415,000       37,500,000
   dunnage for protecting shipments.


PALLETONE, INC.                                  12.3% senior subordinated notes due 2012
   Bartow, Florida                                 (acquired  9-25-06)                                    1,553,150        2,000,000
   Manufacturer of wooden pallets and            150,000 shares common stock (acquired 10-18-01)            150,000          150,000
   pressure-treated lumber.                      Warrant to purchase 15,294 shares of common stock at
                                                   $1.00 per share, expiring 2011 (acquired 2-17-06)         45,746             --
                                                                                                         ----------       ----------
                                                                                                          1,748,896        2,150,000





                                                    CAPITAL SOUTHWEST CORPORATION
                                                          AND SUBSIDIARIES
                                                Consolidated Statement of Investments
                                                -------------------------------------
                                                            June 30, 2008
                                                             (continued)

         Company                                      Investment (a)                                      Cost             Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+PALM HARBOR HOMES, INC.                         7,855,121 shares common stock (acquired 1-3-85
   Dallas, Texas                                   thru 7-31-95)                                       $ 10,931,955     $ 35,348,045
   Integrated manufacturing, retailing,
   financing and insuring of manufactured
   housing and modular homes.

+PETSMART, INC.                                  ++300,000 shares common stock (acquired 6-1-95)          1,318,771        5,976,000
   Phoenix, Arizona
   Retail chain of more than 928 stores
   selling pet foods, supplies and services.

THE RECTORSEAL CORPORATION                       27,907 shares common stock (acquired 1-5-73
   Houston, Texas                                  and 3-31-73)                                              52,600      129,200,000
   Specialty chemicals for plumbing, HVAC,
   electrical, construction, industrial,
   oil field and  automotive  applications;
   smoke  containment systems for building
   fires; also owns 20% of The Whitmore
   Manuacturing Company.

+SPRINT NEXTEL CORPORATION                       ++90,000  shares common stock (acquired 6-20-84)           457,113          855,000
   Reston, Virginia
   Diversified telecommunications company.

TCI  HOLDINGS, INC.                              21 shares 12% Series C Cumulative Compounding Preferred
   Denver, Colarodo                                stock (acquired 1-30-90)                                    --            677,250
   Cable television systems and microwave
   relay systems.

+TEXAS CAPITAL BANCSHARES, INC.                  ++489,656 shares common stock (acquired 5-1-00)          3,550,006        7,834,496
   Dallas, Texas
   Regional bank holding company with
   banking operations in six Texas cities.

VIA HOLDINGS, INC.                               9,118 shares Series B Preferred Stock
   Sparks, Nevada                                  (acquired 9-19-05)                                     4,559,000                2
   Designer, manufacturer and distributor        1,118 shares Series C Preferred Stock
   of high-quality office seating.                 (acquired 11-01-07)                                      281,523          281,523
                                                                                                         ----------       ----------
                                                                                                          4,840,523          281,525


WELLOGIX, INC.                                   4,788,371 shares Series A-1 Convertible Participating
   Houston, Texas                                  Preferred Stock, convertible into 4,788,371 shares
   Developer and supporter of software             of common stock at $1.0441 per share
   used by the oil and gas industry to             (acquired 8-19-05 thru 6-15-08)                        5,000,000                2
   control drilling and maintenance
   expenses.

THE WHITMORE MANUFACTURING
COMPANY                                          80 shares common stock (acquired 8-31-79)                1,600,000       38,000,000
   Rockwall, Texas
   Specialized mining, railroad and industrial
   lubricants; coatings for automobiles and
   primary metals; fluid contamination control
   devices.





                                                    CAPITAL SOUTHWEST CORPORATION
                                                          AND SUBSIDIARIES
                                                Consolidated Statement of Investments
                                                -------------------------------------
                                                            June 30, 2008
                                                             (continued)

         Company                                       Investment (a)                                     Cost             Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+WINDSTREAM CORPORATION                          ++9,181 shares common stock (acquired 7-17-06)        $     19,656     $    113,294
   Little Rock, Arkansas
   Provider of voice, broadband and
   entertainment services.

MISCELLANEOUS                        - BankCap Partners Fund I, L.P. - 6.0% limited partnership interest
                                           (acquired 7-14-06 thru 6-23-08)                                2,566,681        2,566,681
                                     - CapitalSouth Partners Fund III, L.P. - 2.8% limited partnership
                                           interest (acquired 1-22-08)                                      701,256          701,256
                                     - Diamond State Ventures, L.P. - 1.9% limited partnership interest
                                           (acquired 10-12-99 thru 8-26-05)                                 111,000          111,000
                                     - First Capital Group of Texas III, L.P. - 3.3% limited partnership
                                           interest (acquired 12-26-00 thru 8-12-05)                        964,604          964,604
                                     - Humac Company - 1,041,000 shares common stock (acquired 1-31-75
                                          and 12-31-75)                                                        --            172,000
                                     - PharmaFab, Inc. - contingent payment agreement (acquired 2-15-07)          2                2
                                     - STARTech Seed Fund I - 12.1% limited partnership interest
                                          (acquired 4-17-98 thru 1-5-00)                                    178,066                1
                                     - STARTech Seed Fund II - 3.2% limited partnership interest
                                          (acquired 4-28-00 thru 2-23-05)                                   950,000                1
                                     - Sterling Group Partners I, L.P. - 1.7% limited partnership
                                          interest (acquired 4-20-01 thru 1-24-05)                        1,064,042        1,144,481
------------------------------------------------------------------------------------------------------------------------------------

TOTAL INVESTMENTS                                                                                      $ 81,137,007     $547,422,929
                                                                                                        ===========     ============
------------------------------------------------------------------------------------------------------------------------------------

+Publicly-owned company              ++Unrestricted securities as defined in Note (a)


                        Notes to Portfolio of Investments
                        ---------------------------------


(a)      Definitions
         Unrestricted securities (indicated by ++) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restriction on resale and are not freely marketable. At June 30, 2008, restricted securities represented approximately 91.1% of the value of the consolidated investment portfolio.

(b)      Investment Valuation Policy
         Our investments are carried at fair value in accordance with the 1940 Act and SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities, for which the market quotations are readily available, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date; and restricted publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors.

         We adopted SFAS No. 157 on April 1, 2008 (see footnote 1 in "Notes to Consolidated Financial Statements," page 13). SFAS No. 157 provides a framework for measuring the fair value of assets and liabilities. SFAS No. 157 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used for valuation. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Notes to Portfolio of Investments
(continued)


         SFAS No. 157 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the "exit price") and excludes transaction costs. Under SFAS No. 157, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under SFAS No. 157, it is assumed that the reporting entity has access to the market as of the measurement date.


(c) Valuation Methodologies
         Debt Securities are generally valued on the basis of the price the security would command in order to provide a yield-to-maturity equivalent to the present yield of comparable debt instruments of similar quality.

         Partnership Interests and Common Equity including unrestricted marketable securities, which are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date; and restricted marketable securities for which there is a public market, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date adjusted in good faith by our Board of Directors if they deem a discount or premium would be likely or obtainable upon a sale or transfer of our interest, for those without a principal market, the Board of Directors consider the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer's securities; the values of similar securities issued by companies in similar businesses; the proportion of the issuer's securities owned by the Company; protective put analysis based on the Black-Scholes option pricing model, the nature and duration of resale restrictions and the nature of any rights enabling the Company to require the issuer to register restricted securities under applicable securities laws. In determining the fair value of restricted securities, the Board of Directors considers the inherent value of such securities without regard to the restrictive feature and adjusts for any diminution in value resulting from restrictions on resale.

         Preferred Equity are valued the basis of the price (bond value) the security would carry in the absence of the conversion feature plus the value allocable to the conversion feature (conversion value).

         Equity Warrants are valued on the basis of accepted formulas derived from empirical studies which define the market value of a warrant in relation to the market price of its common stock. These formulas measure the "option value" of a warrant as well as its "exercise value" (the amount, if any, by which the value of the stock exceeds the exercise price of the warrant). In apply such formulas, the market price of the stock is usually discounted to reflect the fact that the stock is restricted and the calculated value is of the warrant itself may be discounted (if deemed appropriate) to reflect its restrictive nature. Generally, the option value is excluded if the formula indicates (i) the warrant expires within six months, (ii) the market price of the stock (discounted) is less than one-half of the exercise price of the warrant. Or
(iii) the market price of the stock (discounted) is more than two times the amount of the exercise price of the warrant.

                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)

1.       Basis of Presentation

         Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for investment companies. Under rules and regulations applicable to investment companies, we are precluded from consolidating any entity other than another investment company. An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Our consolidated financial statements include our management company.

         The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended March 31, 2008. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although we believe that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

         Fair Value Measurements. The Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), on April 1, 2008. SFAS 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value. The Statement applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. The Statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the Company's financial statements, or disclosed at fair value in the Company's notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value. As a result, the Company will not be required to recognize any new assets or liabilities at fair value.

         Prior to SFAS 157, certain measurements of fair value were based on the price that would be paid to acquire an asset, or received to assume a liability (an entry price). SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). The exit price is based on the amount that the holder of the asset or liability would receive or need to pay in an actual transaction (or in a hypothetical transaction if an actual transaction does not exist) at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

         Fair value is generally determined based on quoted market prices in the active markets for identical assets or liabilities. If quoted market prices are not available, the Company uses valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, the Company may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in its pricing.


Notes to Consolidated Financial Statements
(continued)

2.       Investments

         We fair value our investments in accordance with GAAP as determined in good faith by our Board of Directors. When available we base the fair value of our investments on directly observable market prices or on market data derived for comparable assets. For all other investments, inputs used to measure fair value reflect management's best estimate of assumptions that would be used by market participants in pricing the investments in a hypothetical transaction.

         The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by SFAS
No. 157, Fair Value Measurements ("SFAS 157"). Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment's fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

     o    Level 1: Level 1 inputs are unadjusted quoted prices in active markets
          that  are   accessible  at  the   measurement   date  for   identical,
          unrestricted assets or liabilities. We use Level 1 inputs for publicly traded unrestricted  securities for which we do not have a controlling interest.  Such investments are valued at the closing price for listed securities  and at the lower of the  closing  bid price or the closing sale price for  over-the-counter  (NASDAQ) securities on the valuation date.

     o Level 2: Level 2 inputs are inputs other than the quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using level 2 inputs as of June 30, 2008.

     o Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See "Notes to Portfolio of Investments" (c) on page 12 for the investment policy used to determine the fair value of these investments.

         The following fair value hierarchy table sets forth our investment portfolio by level as of June 30, 2008 (in millions):

                                       Level 1       Level 2         Level 3          Total
                                       -------       -------         -------          -----
        Debt                                  $-            $-            $9.0             $9.0
        Partnership Interests                  -             -             9.2              9.2
        Preferred Equity                       -             -            21.8             21.8
        Common Equity                       48.7             -           458.4            507.1
        Equity Warrants                        -             -              .3               .3
                                      -----------   -----------    ------------    -------------
             Total Investments             $48.7            $-          $498.7           $547.4
                                      ===========   ===========    ============    =============


         The following table sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the three month period ended June 30, 2008 (in millions):




Notes to Consolidated Financial Statements
(continued)
                                                                               Purchases,
                                                                                 Sales,
                                             Beginning       Unrealized        Issuance &          Ending
                                              Balance        gain (loss)       Settlement         Balances
                                              -------        -----------       ----------         --------
        Debt                                        $9.0               $-                $-             $9.0
        Partnership Interests                        9.1                -               0.1              9.2
        Preferred Equity                            21.8                -                 -             21.8
        Common Equity                              507.3            (0.2)                 -            507.1
        Equity Warrants                              0.4            (0.1)                 -              0.3
                                           --------------    -------------    --------------    -------------
             Total Investments                    $547.6           ($0.3)              $0.1           $547.4
                                           ==============    =============    ==============    =============


3.       Stock-Based Compensation

         Effective April 1, 2006, we adopted SFAS 123R using the modified prospective transition method. We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Accordingly, for the quarter ended June 30, 2008, we recognized compensation expense of $87,989.

         As of June 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options was $1,707,846, which will be amortized over the weighted-average service period of approximately 5.7 years.

4.        Employee Stock Option Plan

         On July 19, 1999, shareholders approved the 1999 Stock Option ("Plan"), which provides for the granting of stock options to employees and officers of the Company and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares. All options are granted at or above market price, generally expire ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments.

         At June 30, 2008, there were 37,500 shares available for grant under the Plan. The per share weighted-average fair value of the stock options granted on May 15, 2006 was $31.28 per option using the Black-Scholes pricing model with the following assumptions: expected dividend yield of .64%, risk-free interest rate of 5.08%, expected volatility of 21.1%, and expected life of 7 years. The per share weighted-average fair value of the stock options granted on July 17, 2006 was $33.05 per option using the Black-Scholes pricing model with the following assumptions: expected dividend yield of .61%, risk-free interest rate of 5.04%, expected volatility of 21.2%, and expected life of 7 years. The per share weighted-average fair value of the stock options granted on July 16, 2007 was $41.78 per option using the Black-Scholes pricing model with the following assuptions: expected dividend yield of .39%, risk-free interest rate of 4.95%, expected volatility of 19.9%, and expected life of 5 years.

         The following summarizes activity in the stock option plan since June 30, 2008:

                                                Number          Weighted-Average
                                               of shares         Exercise Price
                                               ---------         --------------

Balance at March 31, 2008                        70,400                $109.99
   Granted                                            -                      -
   Exercised                                          -                      -
   Canceled                                           -                      -
                                                -------                -------
Balance at June 30, 2008                         70,400                $109.99
                                                 ======                =======

Notes to Consolidated Financial Statements
(continued)

         At June 30, 2008, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.00 to $152.98 and 5.66 years, respectively. No options were exercised during the three months ended June 30, 2008.

         At June 30, 2008, the number of options exercisable was 13,445 and the weighted-average exercise price of those options was $83.17.

5.      Summary of Per Share Information

                                              Three Months Ended
                                                    June 30
                                                    -------
                                               2008         2007
                                            ---------    ---------

Investment income                           $     .32    $     .30
Operating expenses                               (.16)        (.13)
Interest expense                                  --           --
Income taxes                                     (.01)         --
                                            ---------    ---------
Net investment income                             .15          .17
Distributions from undistributed
  net investment income                          (.40)        (.20)
Net realized gain on investments                  --           .08
Net increase (decrease) in unrealized
  appreciation of investments                    (.07)        4.41
Treasury stock repurchase *                       .06          --
Exercise of employee stock options **             --          (.09)
Stock option expense                              .02          .01
                                            ---------    ---------
Increase (decrease) in net asset value           (.24)        4.38

Net asset value:
  Beginning of period                          150.09       186.75
                                            ---------    ---------
  End of period                             $  149.85    $  191.13
                                            =========    =========
Shares outstanding at end of period
  (000s omitted)                               3,882        3,886

* Net increase is due to purchases of Common Stock at prices less than beginning period net asset value.

** Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

6.       Share Repurchase Plan

         On June 12, 2008, the Company announced that its Board of Directors authorized a share repurchase plan, which allows for the repurchase of up to 10 percent (or 388,915 shares) of its Common Stock at prices not above the lower of the net asset value per share of its Common Stock, or prices prevailing in the over-the-counter market at the time of such purchases. The Company anticipates that share purchases will be made from time to time, depending upon market conditions. Shares may be purchased on the open market, including block repurchases, or through privately negotiated transactions. The Company does not intend to purchase any shares from its directors, officers or other affiliates. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The Company intends to fund the purchases with available cash and or the sale of marketable securities readily available for sale. The repurchase program is expected to be in effect through December 10, 2008, or until the approved number of shares has been repurchased. During the quarter ended June 30, 2008, the Company purchased a total of 6,485 shares of its Common Stock on the open market for $724,479 at an average price of $111.72 per share.

Notes to Consolidated Financial Statements
(continued)


7.  Subsequent Events

         In July 2008, Gary L. Martin was named Chairman of the Board, Tracy L. Morris was named Treasurer and Chief Financial Officer, and William R. Thomas III was named Assistant Vice President.

         In July 2008, the Company purchased 132,727 shares of its Common Stock on the open market for $15,141,572 at an average price of $114.08, which resulted in cummulative year-to-date purchases of 139,212 shares or 35.8% of the 388,915 shares approved by its Board of Directors on June 12, 2008.

8.   Recent Accounting Pronouncements

         In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted this statement on a prospective basis beginning in the quarter ended June 30, 2008. Adoption of this statement did not have a material effect on the Company's consolidated financial statements for the period ended June 30, 2008. However the impact on its consolidated financial statements for the periods subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments the Company originates, acquires or exits, and the effect of any additional guidance or any changes in the interpretation of this statement.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for us beginning April 1, 2008. We did not elect the fair value option provisions upon adoption of SFAS 159 on April 1, 2008.

         In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2), which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of our adoption of FSP 157-2 effective April 1, 2009 on our consolidated financial statements.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

         Net asset value at June 30, 2008 was $581,836,149, equivalent to $149.85 per share. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the June 30, 2008 net asset value reflects a decrease of 21.2% during the past twelve months.

                                                 June 30,         June 30,
                                                    2008             2007
                                                    ----             ----

          Net assets                           $581,836,149     $743,343,946
          Shares outstanding                      3,882,666        3,889,151
          Net assets per share                      $149.85          $191.13

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

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

Net Investment Income

         Interest income of $349,852 for the three months ended June 30, 2008 decreased from $564,687 in the year-ago period due to an decrease in interest rates. During the three months ended June 30, 2008 and 2007, we recorded dividend income from the following sources:

                                                             Three Months Ended
                                                                   June
                                                                   ----
                                                              2008       2007
                                                              ----       ----
          Alamo Group Inc.                                 $169,818   $169,278
          Dennis Tool Company                                12,500     25,000
          Encore Wire Corporation                            81,735     81,735
          Kimberly-Clark Corporation                         44,764     40,905
          The RectorSeal Corporation                        240,000       --
          TCI Holdings, Inc.                                 20,318     20,318
          The Whitmore Manufacturing Company                 60,000       --
          Other                                              28,345     26,191
                                                           --------   --------
                                                           $657,480   $363,427
                                                           ========   ========
Net Increase (Decrease) in Unrealized Appreciation of Investments

         Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

                                                    Three Months Ended
                                                           June
                                                           ----
                                                  2008               2007
                                                  ----               ----
 Encore Wire Corporation                     $14,303,625       $ 6,130,000
 Heelys, Inc.                                       --          (9,318,000)
 Palm Harbor Homes, Inc.                       3,927,561              --
 The RectorSeal Corporation                  (15,000,000)       10,850,000

         During the three months ended June 30, 2008, the value of our investment in The RectorSeal Corporation was decreased by $15,000,000 due to decreased sales resulting from slow downs in the residential and commercial construction segments of its business.

         Offsetting the loss at RectorSeal during the three months ended June 30, 2008, was a $14,303,625 increase in the value of Encore Wire Corporation and a $3,927,561 increase in the value of Palm Harbor Homes, Inc. due to increases in their respective stock prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

Portfolio Investments

         During the quarter ended June 30, 2008, we made additional investments of $109,541 in an existing portfolio company.

         We have agreed, subject to certain conditions, to invest up to $19,318,963 in five portfolio companies.

Financial Liquidity and Capital Resources

         At June 30, 2008, we had cash and cash equivalents of approximately $30.0 million. Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $4.6 million held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $17.0 million. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 39 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $48.7 million of our investment portfolio is represented by unrestricted publicly-traded securities, and represent a source of liquidity.

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

         Our investment in portfolio securities includes fixed-rate debt securities which totaled $9,000,000 at June 30, 2008, equivalent to 1.6% of the value of our total investments. Generally these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 4.  Controls and Procedures

         As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chairman of the Board and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the President and Chairman of the Board and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the President and Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure.

         During the fiscal quarter ended June 30, 2008, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION
---------------------------

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

Item 1. Legal Proceedings
        (continued)

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

Item 1A. Risk Factors

         There have been no material changes to our risk factors as disclosed in
Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Exhibit 31.1- Certification of President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

                  Exhibit  31.2-   Certification  of  Chief  Financial   Officer
                  required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

                  Exhibit 32.1- Certification of President required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

                  Exhibit 32.2- Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

         (b)      Reports on Form 8-K

                  Current report on Form 8-K filed with the SEC on June 12, 2008 relating to the share repurchase plan that was recently approved by the Company's Board of Directors. Under this Plan, the Company may repurchase up to 10 percent (or 388,915 shares) of its Common Stock at prices not above the lower of the net asset value per share of its Common Stock, or prices prevailing in the over-the-counter market at the time of such purchases.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CAPITAL SOUTHWEST CORPORATION



Date:    August 7, 2008             By: /s/ Gary L. Martin
       ---------------------            ----------------------------------------
                                        Gary L. Martin, President and
                                        Chairman of the Board




Date:    August 7, 2008             By: /s/ Tracy L. Morris
       ---------------------            ----------------------------------------
                                        Tracy L. Morris, Chief Financial Officer