Form 10-Q
period 2008-09-30
CAPITAL SOUTHWEST CORP
filed 2008-11-07
CIK 17313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to  .............

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

     3,741,638 shares of Common Stock, $1 par value, as of October 31, 2008

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements

       Consolidated Statements of Financial Condition
                September 30, 2008 (Unaudited) and March 31, 2008..............3

       Consolidated Statements of Operations (Unaudited)
                For the three and six months ended September 30, 2008 and
                September 30, 2007.............................................4

       Consolidated Statements of Changes in Net Assets
                For the six months ended September 30, 2008 (Unaudited) and year ended March 31, 2008......................................5

       Consolidated Statements of Cash Flows (Unaudited) For the three and six months ended September 30, 2008 and
                September 30, 2007.............................................6

       Portfolio of Investments
                September 30, 2008.............................................7

       Notes to Consolidated Financial Statements.............................14

     ITEM 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................19

     ITEM 3.      Quantitative and Qualitative Disclosure About
                      Market Risk.............................................21

     ITEM 4.      Controls and Procedures.....................................21

PART II.  OTHER INFORMATION

     ITEM 1      Legal Proceedings............................................22

     ITEM 1A.  Risk Factors...................................................22

     ITEM 4.      Submission of Matters to Vote of Security Holders...........22

     ITEM 6.      Exhibits ...................................................23

Signatures ...................................................................24

PART I.  FINANCIAL INFORMATION
-------------------------------

Item 1.    Consolidated Financial Statements

                 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

                                                             September 30,      March 31,
                                                                 2008             2008
                                                             -------------    -------------
                                                              (Unaudited)
Assets

Investments at market or fair value
      Companies more than 25% owned
        (Cost: September 30, 2008 - $28,908,246
         March 31, 2008  - $28,758,246)                       $387,275,539     $410,026,178
      Companies 5% to 25% owned
        (Cost: September 30, 2008 - $20,412,243,
        March 31, 2008 - $20,412,243)                           57,671,133       54,895,381
      Companies less than 5% owned
        (Cost: September 30, 2008 - $35,762,756,
        March 31, 2008 - $31,856,977)                           75,452,373       82,648,943
                                                             -------------    -------------
      Total investments
        (Cost: September 30, 2008- $85,083,245,
        March 31, 2008 - $81,027,466)                          520,399,045      547,570,502
Cash and cash equivalents                                        9,400,652       31,327,758
Receivables                                                        623,338          156,322
Other assets                                                     7,820,058        7,630,486
                                                             -------------    -------------
      Totals                                                  $538,243,093     $586,685,068
                                                             =============    =============

Liabilities and Shareholders' Equity

Other liabilities                                             $  2,323,461     $  1,187,796
Deferred income taxes                                            1,841,358        1,797,058
                                                             -------------    -------------
      Total liabilities                                          4,164,819        2,984,854
                                                             -------------    -------------

Shareholders' equity
      Common stock, $1 par value: authorized,
        5,000,000 shares; issued, 4,326,516 shares
        at September 30, 2008 and March 31, 2008                 4,326,516        4,326,516
      Additional capital                                       115,907,746      115,687,153
      Undistributed net investment income                        5,373,019        7,036,929
      Undistributed net realized loss on investments            (2,908,159)      (2,860,118)
      Unrealized appreciation of investments                   435,315,800      466,543,036
      Treasury stock - at cost 584,878 shares at September
        30, 2008 and 437,365 shares at March 31, 2008          (23,936,648)      (7,033,302)
                                                             -------------    -------------
      Net assets at market or fair value, equivalent
        to $142.74 per share at September 30, 2008 on the
        3,741,638 shares outstanding and $150.09
        per share at March 31, 2008 on the 3,889,151
        shares outstanding                                     534,078,274      583,700,214
                                                             -------------    -------------
Totals                                                        $538,243,093     $586,685,068
                                                             =============    =============


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements



                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                 Three Months Ended                 Six Months Ended
                                                    September 30                      September 30
                                            -----------------------------    ------------------------------
                                                 2008             2007             2008           2007
                                                 ----             ----             ----           ----
Investment income:
     Interest                               $    327,171    $     679,442     $    677,023    $   1,244,129
     Dividends                                   677,999          801,467        1,335,479        1,164,894
     Management and directors' fees              311,108          226,200          542,108          451,400
                                           -------------    -------------    -------------    -------------
                                               1,316,278        1,707,109        2,554,610        2,860,423
                                           -------------    -------------    -------------    -------------
Operating expenses:
     Salaries                                    439,480          291,085          777,919          565,221
     Net pension benefit                         (44,779)        (127,434)        (126,617)        (163,671)
     Other operating expenses                    435,192          288,194          804,437          553,158
                                           -------------    -------------    -------------    -------------
                                                 829,893          451,845        1,455,739          954,708
                                           -------------    -------------    -------------    -------------

Income before income taxes                       486,385        1,255,264        1,098,871        1,905,715
Income tax expense                                57,343           44,400           84,630           54,160
                                           -------------    -------------    -------------    -------------

Net investment income                       $    429,042    $   1,210,864     $  1,014,241    $   1,851,555
                                           =============    =============    =============    =============

Proceeds from disposition of investments    $       --      $     402,777     $       --      $     728,552
Cost of investments sold                          48,041             --             48,041             --
                                           -------------    -------------    -------------    -------------
Net realized gain (loss) on investments          (48,041)         402,777          (48,041)         728,552
                                           -------------    -------------    -------------    -------------

Net decrease in unrealized
   appreciation of investments               (30,970,122)    (138,128,989)     (31,227,236)    (120,980,544)
                                           -------------    -------------    -------------    -------------

Net realized and unrealized loss
   on investments                           $(31,018,163)   $(137,726,212)    $(31,275,277)   $(120,251,992)
                                           =============    =============    =============    =============

Decrease in net assets from operations      $(30,589,121)   $(136,515,348)    $(30,261,036)   $(118,400,437)
                                           =============    =============    =============    =============




              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements





                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Net Assets
                ------------------------------------------------


                                              Six Months Ended         Year Ended
                                              September 30, 2008     March 31, 2008
                                              ------------------     --------------
                                                 (Unaudited)

Operations
      Net investment income                      $  1,014,241        $   3,715,200
      Net realized gain (loss) on investments         (48,041)             240,024
      Net decrease in unrealized appreciation
        of investments                            (31,227,236)        (142,969,698)
                                                -------------        -------------
      Decrease in net assets from operations      (30,261,036)        (139,014,474)

Distributions from:
      Undistributed net investment income          (2,678,152)          (2,333,291)

Capital share transactions:
      Exercise of employee stock options                 --                231,390
Change in pension plan funded status                     --             (1,178,764)
Stock option expense                                  220,594              263,664
Treasury stock                                    (16,903,346)                --
                                                -------------        -------------
      Decrease in net assets                      (49,621,940)        (142,031,475)

Net assets, beginning of period                   583,700,214          725,731,689
                                                -------------        -------------

Net assets, end of period                        $534,078,274        $ 583,700,214
                                                =============        =============









              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements



                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)


                                                         Three Months Ended                   Six Months Ended
                                                            September 30                       September 30
                                                    ------------------------------    ------------------------------
                                                         2008            2007             2008             2007
                                                         ----            ----             ----             ----
Cash flows from operating activities
Decrease in net assets from
  operations                                         $(30,589,121)   $(136,515,348)    $(30,261,036)   $(118,400,437)
Adjustments to reconcile increase in net
  assets from operations to net cash
  provided  by operating activities:
  Proceeds from disposition of investments                   --            402,777             --            728,552
  Purchases of securities                              (3,994,279)      (1,163,347)      (4,103,820)      (9,215,094)
  Maturities of securities                                   --            150,000             --            154,500
  Depreciation and amortization                            10,638            6,272           19,907           10,681
  Net pension benefit                                     (44,780)        (127,434)        (126,617)        (163,671)
  Realized (gain) loss on investments before
    income taxes                                           48,041         (402,777)          48,041         (728,552)
  Net decrease in unrealized appreciation
    of investments                                     30,970,122      138,128,989       31,227,236      120,980,544
  Stock option expense                                    132,605           44,100          220,594           87,686
  (Increase) decrease in receivables                     (442,880)          50,016         (467,016)         234,936
  Increase in other assets                                (26,325)         (23,679)         (23,747)         (30,408)
  Increase (decrease) in other liabilities               (497,383)          43,779           22,992          (75,384)
  Decrease in accrued pension cost                        (34,467)         (30,266)         (68,934)         (66,834)
  Increase in deferred income taxes                        15,800           44,400           44,300           57,000
                                                    -------------    -------------    -------------    -------------
Net cash provided by (used in) operating
  activities                                           (4,452,029)         607,482       (3,468,100)      (6,426,481)
                                                    -------------    -------------    -------------    -------------

Cash flows from financing activities
Distributions from undistributed net
  investment income                                          --               --         (1,555,660)        (777,630)
Proceeds from exercise of employee
  stock options                                              --               --               --            231,390
Purchase of treasury stock                            (16,178,867)            --        (16,903,346)            --
                                                    -------------    -------------    -------------    -------------
Net cash used in financing activities                 (16,178,867)            --        (18,459,006)        (546,240)
                                                    -------------    -------------    -------------    -------------

Net increase (decrease) in cash and cash
  equivalents                                         (20,630,896)         607,482      (21,927,106)      (6,972,721)
Cash and cash equivalents at beginning
  of period                                            30,031,548       31,264,000       31,327,758       38,844,203
                                                    -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period           $  9,400,652    $  31,871,482     $  9,400,652    $  31,871,482
                                                    =============    =============    =============    =============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                           $       --      $        --       $       --      $        --
  Income taxes                                       $       --      $        --       $       --      $        --


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements



                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statement of Investments
                      -------------------------------------
                               September 30, 2008



         Company                                      Investment (a)                                      Cost             Value (b)
------------------------------------------------------------------------------------------------------------------------------------
+AT&T INC.                                       ++20,770 shares common stock (acquired 3-9-99)        $         12     $    579,898
   San Antonio, Texas
   Global leader in local, long distance,
   Internet and transaction-based  voice
   and data services.

+ALAMO GROUP INC.                                2,830,300 shares common stock
   Seguin, Texas                                   (acquired 4-1-73 thru 5-25-07)                         2,190,937       33,963,600
   Tractor-mounted mowing and mobile
   excavation equipment for governmental,
   industrial and agricultural markets; street-
   sweeping equipment for municipalities.

ALL COMPONENTS, INC.                             8.25% subordinated note due 2012 (acquired 6-27-07)      6,000,000        5,400,000
   Austin, Texas                                 150,000 shares Series A Convertible Preferred Stock,
   Electronics contract manufacturing;             convertible into 600,000 shares of common stock
   distribution and production of memory           at $0.25 per share (acquired 9-16-94)                    150,000             --
   and other components for computer             Warrants to purchase 350,000 shares of common stock
   manufacturers, retailers and value-added        at $11.00 per share, expiring 2017 (acquired 6-27-07)       --               --
   resellers.                                                                                            ----------       ----------
                                                                                                          6,150,000        5,400,000

+ASCENT MEDIA CORPORATION                        ++3,525 shares Series A common stock (acquired 9-26-08)       --             86,045
   Santa Monica, California
   Provider of content production,
   management and distribution services
   for television and film industries.

ATLANTIC CAPITAL
BANCSHARES, INC.                                 300,000 shares common stock (acquired 4-10-07)           3,000,000        3,000,000
   Atlanta, Georgia
   Holding company of Atlantic Capital Bank
   a full service commercial bank.

BALCO, INC.                                      445,000 shares common stock and 60,920 shares
   Wichita, Kansas                                 Class B non-voting common stock
   Specialty architectural products used in        (acquired 10-25-83 and 5-30-02)                          624,920        6,000,000
   the construction and remodeling of
   commercial and institutional buildings.

BOXX TECHNOLOGIES, INC.                          3,125,354 shares Series B Convertible Preferred Stock,
   Austin, Texas                                   convertible into 3,125,354 shares of common stock
   Workstations for computer graphic               at $0.50 per share (acquired 8-20-99 thru 8-8-01)      1,500,000                2
   imaging and design.



                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Statement of Investments
                     -------------------------------------
                               September 30, 2008
                                   (continued)

         Company                                      Investment (a)                                      Cost             Value (b)
------------------------------------------------------------------------------------------------------------------------------------

CMI HOLDING COMPANY, INC.                        10% convertible subordinated note, due 2009,
   Richardson, Texas                               (acquired 7-2-07 thru 10-9-07)                      $  2,363,347     $  1,000,000
   Owns Chase Medical, which develops            2,327,658 shares Series A Convertible Preferred Stock,
   and sells devices used in cardiac surgery       convertible into 2,327,658 shares of common stock
   to relieve congestive heart failure; develops   at $1.72 per share  (acquired 8-21-02  and  6-4-03)    4,000,000                2
   and supports cardiac imaging systems.         Warrants to purchase 109,012 shares of common stock
                                                   at $1.72 per share, expiring 2012 (acquired 4-7-04)         --               --
                                                 Warrant to purchase 431,982 shares of Series A-1
                                                   Convertible Preferred Stock at $1.72 per share,
                                                   expiring 2017 (acquired 7-2-07)                             --               --
                                                                                                         ----------       ----------
                                                                                                          6,363,347        1,000,002

CINATRA CLEAN TECHNOLOGIES,
INC,                                             10% subordinated secured promissory note                 2,743,000        2,743,000
   Houston, Texas                                   (acquired 7-14-08)
   Cleans above ground oil storage tanks         533,300 shares Series A Convertible Preferred
   with a patented, automated system.              Stock, convertible  into 533,300 shares common           533,300          533,300
                                                   stock at $1.00 per share(acquired 7-14-08)             ----------      ----------
                                                                                                          3,276,300        3,276,300

+COMCAST CORPORATION                             ++64,656 shares common stock (acquired 11-18-02)                21        1,269,197
   Philadelphia, Pennsylvania
   Leading  provider of cable, entertainment
   and communications products and services.

DENNIS TOOL COMPANY                              20,725 shares 5% Convertible Preferred Stock,
   Houston, Texas                                  convertible into 20,725 shares of common stock
   Polycrystalline diamond compacts (PDCs)         at $48.25 per share (acquired 8-10-98)                   999,981          999,981
   used in oil field drill bits and in mining    140,137 shares common stock (acquired 3-7-94
   and industrial applications.                    and 8-10-98)                                           2,329,963        3,200,000
                                                                                                         ----------       ----------
                                                                                                          3,329,944        4,199,981


+DISCOVERY COMMUNICATIONS, INC.                  ++35,250 shares Series A common stock (acquired 9-26-08)    10,131          502,313
   Silver Spring, MD                             ++35,250 shares Series A common stock (acquired 9-26-08)    10,131          488,918
   Provider of creative content, media                                                                     --------         --------
   management and network services                                                                           20,262          991,231
   worldwide.

+EMBARQ CORPORATION                              ++4,500  shares common stock (acquired 5-17-06)             46,532          182,475
   Overland Park, Kansas
   Local exchange carrier that provides
   voice and data services, including
   high-speed Internet.

+ENCORE WIRE CORPORATION                         4,086,750 shares common stock (acquired 7-16-92
   McKinney, Texas                                 thru 10-7-98)                                          5,800,000       55,171,125
   Electric wire and cable for residential
   and commercial use.



                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Statement of Investments
                     -------------------------------------
                               September 30, 2008
                                   (continued)

         Company                                      Investment (a)                                      Cost             Value (b)
------------------------------------------------------------------------------------------------------------------------------------

EXTREME INTERNATIONAL, INC.                      11,797.5 shares Series A common stock
   Sugar Land, Texas                               (acquired 9-26-08)                                  $    294,938     $    526,000
   Owns Bill Young Productions, Texas            39,359.18 shares Series C Convertible Preferred Stock,
   Video and Post, and Extreme Communi-            convertible into 157,436.72 shares of common stock
   cations, which produce radio and television     at $25.00 per share (acquired 9-30-03)                 2,625,000        7,026,000
   commercials and corporate communica-          3,750 shares 8% Series A Convertible Preferred Stock,
   tions videos.                                   convertible into 15,000 shares of common stock at
                                                   $25.00 per share (acquired 9-30-03)                      375,000          669,000
                                                 Warrants to purchase 1,237.50 shares of common stock at
                                                   $25.00 per share, expiring 2008 (acquired 1-15-02)          --             28,000
                                                                                                         ----------       ----------
                                                                                                          3,294,938        8,249,000

 +FMC CORPORATION                                ++12,860 shares common stock (acquired 6-6-86
   Philadelphia, Pennsylvania                      and 9-13-07)                                              66,727          660,875
   Chemicals for agricultural, industrial
   and consumer markets.

+FMC TECHNOLOGIES, INC.                          ++22,114 shares common stock (acquired 1-2-02
   Houston, Texas                                  and 8-31-07)                                              57,051        1,029,407
   Equipment and systems for the energy,
   food processing and air transportation
   industries.

+HEELYS, INC.                                    9,317,310 shares common stock (acquired 5-26-00)           102,490       34,939,913
   Carrollton, Texas
   Heelys stealth skate shoes, equipment
   and apparel sold through sporting goods
   chains, department stores and footwear
   retailers.

+HOLOGIC, INC.                                   ++632,820 shares common stock (acquired 8-27-99)           220,000       12,143,816
   Bedford, Massachusetts
   Medical instruments including bone
   densitometers, mammography devices
   and digital radiography systems.

+JOHNBEAN TECHNOLOGIES CORP                      ++4,776 shares common stock (acquired 7-31-08)                --             60,464
   Chicago, Illinois
   Global technology solutions provider
   to high-value segments of the food
   processing and air transportation
   industry.

+KIMBERLY-CLARK CORPORATION                      ++77,180 shares common stock (acquired 12-18-97)         2,358,518        5,004,351
   Dallas, Texas
   Manufacturer of tissue, personal care
   and health care products.

+LIBERTY GLOBAL, INC.                            ++42,463 shares Series A common stock (acquired 6-15-05)   106,553        1,285,355
   Englewood, Colorado                           ++42,463 shares Series C common stock (acquired 9-6-05)    100,870        1,192,786
   Owns interests in broadband, distribution                                                             ----------       ----------
   and content companies.                                                                                   207,423        2,478,141


                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Statement of Investments
                     -------------------------------------
                               September 30, 2008
                                   (continued)

         Company                                      Investment (a)                                      Cost             Value (b)
------------------------------------------------------------------------------------------------------------------------------------

+LIBERTY MEDIA CORPORATION                       ++35,250 shares of Liberty Capital Series A common
   Englewood, Colorado                             stock (acquired 5-9-06)                             $      7,833     $    470,588
   Holding company owning interests in           ++176,252 shares of Liberty Interactive Series A
   electronic retailing, media, communica-         common stock (acquired 5-9-06)                            66,423        2,275,413
   tions and entertainment businesses.           ++141,000 shares of Liberty Entertainment Series A
                                                   common stock (acquired 3-3-08)                            43,996        3,513,720
                                                                                                         ----------       ----------
                                                                                                            118,252        6,259,721

LIFEMARK GROUP                                   1,449,026 shares common stock (acquired 7-16-69)         4,510,400       71,000,000
   Hayward, California
   Cemeteries, mausoleums and mortuaries
   located in northern California.

MEDIA RECOVERY, INC.                             800,000 shares Series A Convertible Preferred Stock,
   Dallas, Texas                                   convertible into 800,000 shares of common stock at
   Computer datacenter and office automation       $1.00 per share (acquired 11-4-97)                       800,000        5,333,000
   supplies and accessories; impact, tilt        4,000,002 shares common stock (acquired 11-4-97)         4,615,000       26,667,000
   monitoring and temperature sensing                                                                    ----------       ----------
   devices to detect mishandling shipments;                                                               5,415,000       32,000,000
   dunnage for protecting shipments.


PALLETONE, INC.                                  12.3% senior subordinated notes due 2012
   Bartow, Florida                                 (acquired  9-25-06)                                    1,553,150        1,500,000
   Manufacturer of wooden pallets and            150,000 shares common stock (acquired 10-18-01)            150,000                2
   pressure-treated lumber.                      Warrant to purchase 15,294 shares of common stock at
                                                   $1.00 per share, expiring 2011 (acquired 2-17-06)         45,746             --
                                                                                                         ----------       ----------
                                                                                                          1,748,896        1,500,002

+PALM HARBOR HOMES, INC.                         7,855,121 shares common stock (acquired 1-3-85
   Dallas, Texas                                   thru 7-31-95)                                         10,931,955       35,348,045
   Integrated manufacturing, retailing,
   financing and insuring of manufactured
   housing and modular homes.

+PETSMART, INC.                                  ++300,000 shares common stock (acquired 6-1-95)          1,318,771        7,410,000
   Phoenix, Arizona
   Retail chain of more than 928 stores
   selling pet foods, supplies and services.

THE RECTORSEAL CORPORATION                       27,907 shares common stock (acquired 1-5-73
   Houston, Texas                                  and 3-31-73)                                              52,600      131,500,000
   Specialty chemicals for plumbing, HVAC,
   electrical, construction, industrial,
   oil field and  automotive  applications;
   smoke  containment systems for building
   fires; also owns 20% of The Whitmore
   Manuacturing Company.

+SPRINT NEXTEL CORPORATION                       ++90,000 shares common stock (acquired 6-20-84)            457,113          549,000
   Reston, Virginia
   Diversified telecommunications company.




                          CAPITAL SOUTHWEST CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Statement of Investments
                     -------------------------------------
                               September 30, 2008
                                   (continued)

         Company                                      Investment (a)                                      Cost             Value (b)
------------------------------------------------------------------------------------------------------------------------------------

TCI  HOLDINGS, INC.                              21 shares 12% Series C Cumulative Compounding Preferred
   Denver, Colarodo                                stock (acquired 1-30-90)                            $       --       $    677,250
   Cable television systems and microwave
   relay systems.

+TEXAS CAPITAL BANCSHARES, INC.                  ++489,656 shares common stock (acquired 5-1-00)          3,550,006        9,969,396
   Dallas, Texas
   Regional bank holding company with
   banking operations in six Texas cities.

VIA HOLDINGS, INC.                               9,118 shares Series B Preferred Stock
   Sparks, Nevada                                  (acquired 9-19-05)                                     4,559,000                2
   Designer, manufacturer and distributor        1,118 shares Series C Preferred Stock
   of high-quality office seating.                 (acquired 11-01-07)                                      281,523                2
                                                                                                         ----------       ----------
                                                                                                          4,840,523                4


WELLOGIX, INC.                                   4,788,371 shares Series A-1 Convertible Participating
   Houston, Texas                                  Preferred Stock, convertible into 4,788,371 shares
   Developer and supporter of software             of common stock at $1.0441 per share
   used by the oil and gas industry to             (acquired 8-19-05 thru 6-15-08)                        5,000,000                2
   control drilling and maintenance
   expenses.

THE WHITMORE MANUFACTURING
COMPANY                                          80 shares common stock (acquired 8-31-79)                1,600,000       38,000,000
   Rockwall, Texas
   Specialized mining, railroad and industrial
   lubricants; coatings for automobiles and
   primary metals; fluid contamination control
   devices.


+WINDSTREAM CORPORATION                          ++9,181 shares common stock (acquired 7-17-06)              19,656          100,440
   Little Rock, Arkansas
   Provider of voice, broadband and
   entertainment services.

MISCELLANEOUS                                    - Ballast Point Ventures II, L.P. - 2.6% limited
                                                     partnership interest(acquired 8-4-08)                  225,000          225,000
                                                 - BankCap Partners Fund I, L.P. - 6.0% limited
                                                     partnership interest (acquired 7-14-06 thru 6-23-08) 2,566,681        2,566,681
                                                 - CapitalSouth Partners Fund III, L.P. - 2.8% limited
                                                     partnership interest (acquired 1-22-08)                701,256          701,256
                                                 - Diamond State Ventures, L.P. - 1.9% limited partnership
                                                     interest (acquired 10-12-99 thru 8-26-05)              111,000          111,000
                                                 - Discovery Alliance, LLC - 90.0% limited liability
                                                     company (acquired  9-12-08)                            150,000          150,000
                                                 - First Capital Group of Texas III, L.P. - 3.3% limited
                                                     partnership interest (acquired 12-26-00 thru 8-12-05)  964,604          964,604
                                                 - Humac Company - 1,041,000 shares common stock
                                                     (acquired 1-31-75 and 12-31-75)                           --            174,000
                                                 - PharmaFab, Inc. - contingent payment agreement
                                                     (acquired 2-15-07)                                           2                2
                                                 - STARTech Seed Fund I - 12.1% limited partnership
                                                      interest (acquired 4-17-98 thru 1-5-00)               178,066                1
                                                 - STARTech Seed Fund II - 3.2% limited partnership
                                                      interest (acquired 4-28-00 thru 2-23-05)              950,000                1
                                                 - Sterling Group Partners I, L.P. - 1.7% limited
                                                      partnership interest (acquired 4-20-01
                                                      thru 1-24-05)                                       1,064,042        1,506,817
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                                                       $85,083,245     $520,399,045
                                                                                                        ===========     ============
------------------------------------------------------------------------------------------------------------------------------------
+Publicly-owned company                          ++Unrestricted securities as defined in Note (a)

                 Notes to Consolidated Statement of Investments
                 ----------------------------------------------


(a)  Definitions
     Unrestricted securities (indicated by +/-) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restriction on resale and are not freely marketable. At September 30, 2008, restricted securities represented approximately 90.6% of the value of the consolidated investment portfolio.

(b)  Investment Valuation Policy
     Our investments are carried at fair value in accordance with the Investment Company Act of 1940 (the "1940 Act") and SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities, for which the market quotations are readily available, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date; and restricted publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors.

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

     Partnership Interests and Common Equity including unrestricted marketable securities, which are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date; and restricted marketable securities for which there is a public market, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date adjusted in good faith by our Board of Directors if they deem a discount or premium would be likely or obtainable upon a sale or transfer of our interest, for those without a principal market, the Board of Directors considers the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer's securities; the values of similar securities issued by companies in similar businesses; the proportion of the issuer's securities owned by the Company; protective put analysis based on the Black-Scholes option pricing model, the nature and duration of resale restrictions and the nature of any rights enabling the Company to require the issuer to register restricted securities under applicable securities laws. In determining the fair value of restricted securities, the Board of Directors considers the inherent value of such securities without

Notes to Consolidated Statement of Investments
(continued)


regard to the restrictive feature and adjusts for any diminution in value resulting from restrictions on resale.

     Preferred Equity is valued on the basis of the price (bond value) the security would carry in the absence of the conversion feature plus the value allocable to the conversion feature (conversion value).

     Equity Warrants are valued on the basis of accepted formulas derived from empirical studies which define the market value of a warrant in relation to the market price of its common stock. These formulas measure the "option value" of a warrant as well as its "exercise value" (the amount, if any, by which the value of the stock exceeds the exercise price of the warrant). In applying such formulas, the market price of the stock is usually discounted to reflect the fact that the stock is restricted and the calculated value of the warrant itself may be discounted (if deemed appropriate) to reflect its restrictive nature. Generally, the option value is excluded if the formula indicates (i) the warrant expires within six months, (ii) the market price of the stock (discounted) is less than one-half of the exercise price of the warrant, or (iii) the market price of the stock (discounted) is more than two times the amount of the exercise price of the warrant.

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

     Prior to SFAS 157, certain measurements of fair value were based on the price that would be paid to acquire an asset, or received to assume a liability (an entry price). SFAS 157 clarifies the definition of fair value as the price that would be received from the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). The exit price is based on the amount that the holder of the asset or liability would receive or need to pay in an actual transaction (or in a hypothetical transaction if an actual transaction does not exist) at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

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

2.       Investments

     We fair value our investments in accordance with GAAP as determined in good faith by our Board of Directors. When available, we base the fair value of our investments on directly observable market prices or on market data derived for


Notes to Consolidated Financial Statements
(continued)


comparable assets. For all other investments, inputs used to measure fair value reflect management's best estimate of assumptions that would be used by market participants in pricing the investments in a hypothetical transaction.

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

     o Level 2: Level 2 inputs are inputs other than the quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using level 2 inputs as of September 30, 2008.

     o Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See "Notes to Portfolio of Investments" (c) on page 12 for the investment policy used to determine the fair value of these investments.

     The following fair value hierarchy table sets forth our investment portfolio by level as of September 30, 2008 (in millions):

                                       Level 1   Level 2  Level 3     Total
                                       -------   -------  -------    -------
        Debt                             $ --     $  --    $ 10.6     $ 10.6
        Partnership Interests              --        --       9.9        9.9
        Preferred Equity                   --        --      14.6       14.6
        Common Equity                     48.8       --     436.5      485.3
        Equity Warrants                    --        --       --         --
                                       -------   -------  -------    -------
             Total Investments           $48.8    $  --    $471.6     $520.4
                                       =======   =======  =======    =======

     The  following  table  sets forth a summary of changes in the fair value of investment  assets and  liabilities  measured  using  Level 3 inputs  during the quarter ended September 30, 2008 (in millions):
                                                                 Purchases,
                                                                   Sales,
                                      Beginning   Unrealized     Issuance &     Ending
                                       Balance    gain (loss)    Settlement    Balances
                                       -------    -----------    ----------    --------

        Debt                           $  9.0       $( 1.1)        $ 2.7        $ 10.6
        Partnership Interests             9.2          0.4           0.4           9.9
        Preferred Equity                 20.5         (6.4)          0.5          14.6
        Common Equity                   459.8        (23.9)          0.6         436.5
        Equity Warrants                   0.3          --           (0.3)          --
                                       ------       ------        ------        ------
             Total Investments         $498.7       $(31.0)        $ 3.9        $471.6
                                       ======       ======        ======        ======



Notes to Consolidated Financial Statements
(continued)

     The  following  table  sets forth a summary of changes in the fair value of investment  assets and liabilities  measured using Level 3 inputs during the six months ended September 30, 2008 (in millions):
                                                                Purchases,
                                                                  Sales,
                                     Beginning   Unrealized     Issuance &     Ending
                                      Balance    gain (loss)    Settlement    Balances
                                      -------    -----------    ----------    --------

        Debt                          $  9.0       $ (1.1)       $ 2.7        $ 10.6
        Partnership Interests            9.1          0.4          0.4           9.9
        Preferred Equity                20.4         (6.3)         0.5          14.6
        Common Equity                  456.0        (20.2)         0.7         436.5
        Equity Warrants                  0.4         (0.1)        (0.3)          --
                                      ------       ------       ------        ------
             Total Investments        $494.8       $(27.3)       $ 4.1        $471.6
                                      ======       ======       ======        ======


3.       Stock-Based Compensation

     Effective   April  1,  2006,  we  adopted  SFAS  123R  using  the  modified
prospective   transition  method.  We  recognize   compensation  cost  over  the
straight-line  method for all share-based payments granted on or after that date and for all  awards  granted  to  employees  prior to April 1, 2006 that  remain unvested on that date.  The fair value of stock  options are  determined  on the date of grant using the  Black-Scholes  pricing  model and are expensed over the vesting  period of the related stock options.  Accordingly,  for the quarter and six months ended  September  30, 2008,  we  recognized  compensation  expense of
$132,605 and $220,594, respectively.

     As of September 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options was $2,645,978, which will be amortized over the weighted-average service period of approximately 5.2 years.

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

     At September 30, 2008, there were no shares available for grant under the Plan. The following table summarizes the price per option at grant date using the Black-Scholes pricing model:

                                                            Black-Scholes Pricing Model Assumptions
                                                   -----------------------------------------------------------
                                     Weighted        Expected       Risk-Free                       Expected
                                     Average         Dividend       Interest       Expected           Life
         Date of Issuance           Fair Value        Yield           Rate        Volatility       (in years)
        -----------------------    ------------    ------------    -----------    ------------    ------------
        May 15, 2006                $  31.28          0.64%          5.08%           21.1%             7
        July 17, 2006               $  33.05          0.61%          5.04%           21.2%             7
        July 16, 2007               $  41.78          0.39%          4.95%           19.9%             5
        July 21, 2008               $  27.35          0.67%          3.41%           20.2%             5
        July 30, 2008               $  29.93          0.62%          3.36%           20.2%             5




Notes to Consolidated Financial Statements
(continued)

     The following table summarizes activity in the Plan as of September 30, 2008:

                                              Number            Weighted-Average
                                             of shares           Exercise Price
                                             ---------           --------------

Balance at March 31, 2008                      70,400                $109.99
   Granted                                     37,500                $123.72
   Exercised                                      --                    --
   Canceled                                       --                    --
                                              -------                -------
Balance at September 30, 2008                 107,900                $114.78
                                              =======                =======

     At September 30, 2008, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.00 to $152.98 and 5.2 years, respectively. No options were exercised during the six months ended
September 30, 2008.

     At September 30, 2008, the number of options exercisable was 21,445 and the weighted-average exercise price of those options was $97.00.

5.      Summary of Per Share Information
                                           Three Months Ended     Six Months Ended
                                              September 30          September 30
                                           -----------------     -----------------
                                             2008       2007       2008       2007
                                             ----       ----       ----       ----

Investment income                         $   .35    $   .44    $   .68    $   .74
Operating expenses                           (.22)      (.12)      (.39)      (.25)
Interest expense                             --         --         --         --
Income taxes                                 (.02)      (.01)      (.02)      (.01)
                                          -------    -------    -------    -------
Net investment income                         .11        .31        .27        .48
Distributions from undistributed
  net investment income                      (.30)      --         (.72)      (.20)
Net realized gain (loss) on investments      (.01)       .10       (.01)       .19
Net decrease in unrealized appreciation
  of investments                            (8.28)    (35.52)     (8.35)    (31.11)
Treasury stock repurchase *                  1.33       --         1.40       --
Exercise of employee stock options **        --         --         --         (.09)
Stock option expense                          0.4        .01        .06        .02
                                          -------    -------    -------    -------
Decrease in net asset value                 (7.11)    (35.10)     (7.35)    (30.71)

Net asset value:
      Beginning of period                  149.85     191.13     150.09     186.75
                                          -------    -------    -------    -------
      End of period                       $142.74    $156.04    $142.74    $156.04
                                          =======    =======    =======    =======

Shares outstanding at end of period
  (000s omitted)                            3,742      3,889      3,742      3,889


* Net increase is due to purchases of Common Stock at prices less than beginning period net asset value.

** Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

6.       Share Repurchase Plan

     On June 12, 2008, the Company announced that its Board of Directors authorized a share repurchase plan, which allows for the repurchase of up to 10 percent (or 388,915 shares) of its Common Stock at prices not above the lower of the net asset value per share of its Common Stock, or

Notes to Consolidated Financial Statements
(continued)

prices prevailing in the over-the-counter market at the time of such purchases. The Company anticipates that share purchases will be made from time to time, depending upon market conditions. Shares may be purchased on the open market, including block repurchases, or through privately negotiated transactions. The Company does not intend to purchase any shares from its directors, officers or other affiliates. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The Company intends to fund the purchases with available cash and/or the sale of marketable securities readily available for sale. The repurchase program is expected to be in effect through December 10, 2008, or until the approved number of shares has been repurchased. During the quarter ended September 30, 2008, the Company purchased a total of 141,028 shares of its Common Stock on the open market for $16,178,867 at an average price of $114.72 per share, which brings the total shares of its Common Stock purchased on the open market since announcing its plan to 147,513 shares for $16,903,346 at an average price of $114.59 per share.

7.   Recent Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted this statement on a prospective basis beginning in the quarter ended June 30, 2008. Adoption of this statement did not have a material effect on the Company's consolidated financial statements for the period ended June 30, 2008. However, the impact on its consolidated financial statements for the periods subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments the Company originates, acquires or exits, and the effect of any additional guidance or any changes in the interpretation of this statement.

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

     In October 2008, the FASB issued Staff Position 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active" ("FSP 157-3"), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The guidance provided by FSP 157-3 is consistent with Capital Southwest's approach to valuing financial assets for which there are no active markets.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

     Net asset value at September 30, 2008 was $534,078,274, equivalent to $142.74 per share. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the September 30, 2008 net asset value reflects a decrease of 7.91% during the past twelve months.


                                           September 30,     September 30,
                                               2008              2007
                                               ----              ----
               Net assets                  $534,078,274     $606,872,698
               Shares outstanding             3,741,638        3,889,151
               Net assets per share             $142.74          $156.04


Results of Operations

     The composite measure of our financial performance in the Consolidated Statements of Operations is captioned "Increase (decrease) in net assets from operations" and consists of three elements. The first is "Net investment income," which is the difference between our income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is "Net realized gain (loss) on investments", which is the difference between the proceeds received from disposition of portfolio securities and their stated cost. The third element is the "Net increase (decrease) in unrealized appreciation of investments," which is the net change in the market or fair value of our investment portfolio, compared with stated cost. It should be noted that the "Net realized gain (loss) on investments" and "Net increase (decrease) in unrealized appreciation of investments" are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from "unrealized" to "realized." Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

     Interest income of $677,023 for the six months ended September 30, 2008 decreased from $1,244,125 in the year-ago period due to a decrease in excess cash and interest rates. During the six months ended September 30, 2008 and 2007, we recorded dividend income from the following sources:


                                                          Six Months Ended
                                                              September
                                                              ---------
                                                        2008            2007
                                                        ----            ----
               Alamo Group Inc.                     $  339,636     $   339,096
               Dennis Tool Company                      25,000          37,499
               Encore Wire Corporation                 163,470         163,470
               Kimberly-Clark Corporation               89,529          81,811
               Lifemark Group                                0         150,000
               PETsMart, Inc.                           18,000          18,000
               The RectorSeal Corporation              480,000         240,000
               TCI Holdings, Inc.                       40,635          40,635
               The Whitmore Manufacturing Company      120,000          60,000
               Other                                    59,209          34,383
                                                    ----------      ----------
                                                    $1,335,479      $1,164,894
                                                    ==========      ==========


Net Increase (Decrease) in Unrealized Appreciation of Investments


     Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                     Three Months Ended                 Six Months Ended
                                        September 30                      September 30
                                        ------------                      ------------
                                   2008             2007             2008             2007
                                   ----             ----             ----             ----

Alamo Group Inc.              $(11,321,200)   $        --       $(11,321,200)   $      27,110
All Components, Inc.            (7,200,000)       5,600,000       (7,200,000)       5,600,000
Encore Wire Corporation        (10,216,875)            --          4,086,750        6,130,000
Heelys, Inc.                          --       (130,442,000)            --       (139,760,000)
Media Recovery, Inc.            (5,500,000)      (9,000,000)      (5,500,000)      (9,000,000)
Palm Harbor Homes, Inc.               --         (7,855,000)       3,927,561       (7,855,000)
The RectorSeal Corporation       2,300,000             --        (12,700,000)      10,850,000


     During  the  six  months  ended  September  30,  2008,  the  value  of  our investments in The RectorSeal Corporation decreased by $12,700,000, All Components, Inc. decreased $7,200,000 and Media Recovery, Inc decreased $5,500,000, due to decreases in their respective sales resulting from slowdowns in segments of their businesses. Additionally, our investment in Alamo Group Inc. decreased $11,321,200 due primarily to the decrease in their stock price at September 30, 2008.

     Offsetting the loss at The RectorSeal Corporation, All Components, Inc., Media Recovery, Inc. and Alamo Group Inc. during the six months ended September 30, 2008, was a $4,086,750 increase in the value of Encore Wire Corporation and a $3,927,561 increase in the value of Palm Harbor Homes, Inc. due to increases in their respective stock prices.

Portfolio Investments

     During the quarter ended September 30, 2008, we made investments of $3,651,300 in three new portfolio companies and an investment of $294,938 in an existing portfolio company.

     We have agreed, subject to certain conditions, to invest up to $12,578,419 in six portfolio companies.

Financial Liquidity and Capital Resources

     At September 30, 2008, we had cash and cash equivalents of approximately $9.4 million. Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $4.6 million held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA's approval of its credit application, CSVC would be entitled to borrow up to $17.0 million. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 39 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $48.8 million of our investment portfolio is represented by unrestricted publicly-traded securities, and represent a source of liquidity.

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

     Our investment in portfolio securities includes fixed-rate debt securities which totaled $10,643,000 at September 30, 2008, equivalent to 2.0% of the value of our total investments. Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

     A portion of our investment portfolio consists of debt and equity securities of private companies. We anticipate little or no effect on the values of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of our investment portfolio also consists of restricted common stock of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuers of such restricted securities and the market valuations of comparable publicly-owned companies. A portion of our investment portfolio also consists of unrestricted, freely marketable common stock of publicly-owned companies. These freely marketable investments, which are valued at the public market price, are directly exposed to equity price risks, in that a change in an issuer's public market equity price would result in an identical change in the fair value of our investment in such security.

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

     During the fiscal quarter ended September 30, 2008, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


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

Item 1A. Risk Factors

     Deterioration in economic conditions could impair our portfolio companies, as a result, could reduce valuations and adversely affect our financial condition.

     Changes in national and local economic conditions could have a negative impact on our business. Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to operate profitably, acquire other companies, or engage in a liquidity event such as a sale.

     Our business of making private equity investments also may be affected by current and future market conditions. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets could have a negative effect on the valuations of our investments. This could an adverse affect on our net asset value.

     There have been no material  changes to our risk  factors as  disclosed  in
Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual  Meeting of  Stockholders  was held on July 21,  2008,  with the following results of elections and approval:
                                                                         Votes Cast
                                                      -------------------------------------------
                                                                         Against/    Abstentions/
                                                          For            Withheld     Non-Votes
a.   The following Directors were elected to serve      -------          --------     ---------
     until the next Annual Meeting of Stockholders:

           Donald W. Burton                            2,831,910         592,506      464,735
           Graeme W. Henderson                         2,720,798         703,618      464,735
           Samuel B. Ligon                             2,734,283         690,133      464,735
           Gary L. Martin                              2,811,850         612,566      464,735
           William R. Thomas                           2,691,304         733,112      464,735
           John H. Wilson                              2,722,722         701,694      464,735




Item 4. Submission of Matters to a Vote of Security Holders
        (continued)
                                                                        Votes Cast
                                                     -------------------------------------------
                                                                        Against/    Abstentions/
                                                         For            Withheld     Non-Votes
                                                       -------          --------     ---------
b.   Grant Thornton LLP was approved as our
     independent registered accounting firm
     for the 2009 fiscal year.                         2,797,197         627,219      464,735


Item 6. Exhibits

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

                                      CAPITAL SOUTHWEST CORPORATION


                                     /s/ Gary L. Martin
Date:   November 7, 2008       By:
       ---------------------         -------------------------------------------
                                     Gary L. Martin, President
                                     and Chairman of the Board



                                       /s/ Tracy L. Morris
Date:   November 7, 2008         By:
       ---------------------          ------------------------------------------
                                      Tracy L. Morris, Chief Financial Officer