Form 10-Q
period 2008-12-31
CAPITAL SOUTHWEST CORP
filed 2009-02-06
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ………………………..to ………………………………………..

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

     Large accelerated filer ____     Accelerated filer    X              Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ___  No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,741,638 shares of Common Stock, $1 par value, as of January 31, 2009

TABLE OF CONTENTS

Page No.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Consolidated Statements of Financial Condition
December 31, 2008 (Unaudited) and March 31, 2008	3

Consolidated Statements of Operations (Unaudited)
For the three and nine months ended December 31, 2008 and
December 31, 2007	4

Consolidated Statements of Changes in Net Assets
For the nine months ended December 31, 2008 (Unaudited) and year ended
March 31, 2008	5

Consolidated Statements of Cash Flows (Unaudited)
For the three and nine months ended December 31, 2008 and
December 31, 2007	6

Consolidated Statement of Investments
December 31, 2008	7

Notes to Consolidated Financial Statements	12

ITEM 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosure About
Market Risk	20

ITEM 4. Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 1 Legal Proceedings	21

ITEM 1A. Risk Factors	21

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 6. Exhibits	22

Signatures	23

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

Assets	December 31, 2008	March 31, 2008
	(Unaudited)
Investments at market or fair value
Companies more than 25% owned
(Cost: December 31, 2008 - $29,058,246
March 31, 2008 - $28,758,246)	$348,933,470	$410,026,178
Companies 5% to 25% owned
(Cost: December 31, 2008 - $20,412,243,
March 31, 2008 - $20,412,243)	63,301,258	54,895,381
Companies less than 5% owned
(Cost: December 31, 2008 - $38,588,702,
March 31, 2008 - $31,856,977)	44,004,359	82,648,943
Total investments
(Cost: December 31, 2008- $88,059,191,
March 31, 2008 - $81,027,466)	456,239,087	547,570,502
Cash and cash equivalents	21,574,396	31,327,758
Receivables	339,670	156,322
Other assets	7,886,002	7,630,486
Totals	$486,039,155	$586,685,068

Liabilities and Shareholders' Equity

Other liabilities	$ 6,437,275	$ 1,187,796
Deferred income taxes	1,863,558	1,797,058
Total liabilities	8,300,833	2,984,854

Shareholders' equity
Common stock, $1 par value: authorized,
5,000,000 shares; issued, 4,326,516 shares
at December 31, 2008 and March 31, 2008	4,326,516	4,326,516
Additional capital	125,902,832	115,687,153
Undistributed net investment income	3,265,726	7,036,929
Undistributed net realized loss on investments	–	(2,860,118)
Unrealized appreciation of investments	368,179,896	466,543,036
Treasury stock - at cost 584,878 shares at December
31, 2008 and 437,365 shares at March 31, 2008	(23,936,648)	(7,033,302)
Net assets at market or fair value, equivalent
to $127.68 per share at December 31, 2008 on the
3,741,638 shares outstanding and $150.09
per share at March 31, 2008 on the 3,889,151
shares outstanding	477,738,322	583,700,214
Totals	$486,039,155	$586,685,068

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
Investment income:
Interest	$ 375,602	$ 552,950	$ 1,052,625	$ 1,797,079
Dividends	9,614,029	1,838,757	10,949,508	3,003,651
Management and directors' fees	268,680	222,449	810,788	673,849
	10,258,311	2,614,156	12,812,921	5,474,579
Operating expenses:
Salaries	509,114	380,247	1,287,033	945,468
Net pension benefit	(63,306)	(81,837)	(189,923)	(245,508)
Other operating expenses	315,432	481,128	1,119,870	1,034,286
	761,240	779,538	2,216,980	1,734,246

Income before income taxes	9,497,071	1,834,618	10,595,941	3,740,333
Income tax expense	25,771	28,500	110,401	82,660

Net investment income	$ 9,471,300	$ 1,806,118	$ 10,485,540	$ 3,657,673

Proceeds from disposition of investments	$ 20,655,024	$670,340	$ 20,655,025	$ 1,398,892
Cost of investments sold	4,670,340	1,158,868	4,718,381	1,158,868
Realized gain (loss) on investments
before income taxes	15,984,684	(488,528)	15,936,644	240,024
Income tax expense	5,222,964	–	5,222,964	–
Net realized gain (loss) on investments	10,761,720	(488,528)	10,713,680	240,024

Net decrease in unrealized
appreciation of investments	(67,135,903)	(64,798,599)	(98,363,139)	(185,779,143)

Net realized and unrealized loss
on investments	$(56,374,183)	$(65,287,127)	$(87,649,459)	$(185,539,119)

Decrease in net assets from operations	$(46,902,883)	$(63,481,009)	$(77,163,919)	$(181,881,446)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Changes in Net Assets

	Nine Months Ended	Year Ended
	December 31, 2008	March 31, 2008
	(Unaudited)
Operations
Net investment income	$ 10,485,540	$ 3,715,200
Net realized gain on investments	10,713,680	240,024
Net decrease in unrealized appreciation
of investments	(98,363,139)	(142,969,698)
Decrease in net assets from operations	(77,163,919)	(139,014,474)

Distributions from:
Undistributed net investment income	(12,256,745)	(2,333,291)
Net realized gains deemed distributed
to shareholders	(8,646,560)	–

Capital share transactions:
Allocated increase in share value for
deemed distribution	8,646,560	–
Exercise of employee stock options	–	231,390
Change in pension plan funded status	–	(1,178,764)
Stock option expense	362,118	263,664
Treasury stock	(16,903,346)	–
Decrease in net assets	(105,961,892)	(142,031,475)

Net assets, beginning of period	583,700,214	725,731,689

Net assets, end of period	$ 477,738,322	$ 583,700,214

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended			Nine Months Ended
	December 31			December 31
	2008	2007		2008	2007
Cash flows from operating activities
Decrease in net assets from
operations	$(46,902,883)	$(63,481,009)		$(77,163,919)	$(181,881,446)
Adjustments to reconcile increase in net
assets from operations to net cash
provided by operating activities:
Proceeds from disposition of investments	20,655,024	670,339		20,655,025	1,398,891
Purchases of securities	(7,646,287)	(817,186)		(11,750,107)	(10,032,280)
Maturities of securities	–	–		–	154,500
Depreciation and amortization	10,547	8,089		30,454	18,770
Net pension benefit	(63,306)	(81,837)		(189,923)	(245,508)
Realized (gain) loss on investments before
income taxes	(15,984,685)	488,528		(15,936,644)	(240,024)
Taxes payable on behalf of shareholders
on deemed distribution	5,222,964	–		5,222,964	–
Net decrease in unrealized appreciation
of investments	67,135,903	64,798,599		98,363,139	185,779,143
Stock option expense	141,525	87,989		362,118	175,676
(Increase) decrease in receivables	283,669	(155,215)		(183,347)	79,720
(Increase) decrease in other assets	16,374	(11,451)		(7,373)	(41,859)
Increase (decrease) in other liabilities	(16,216)	132,468		6,776	57,084
Decrease in accrued pension cost	–	(34,467)		(68,934)	(101,301)
Increase in deferred income taxes	22,200	28,500		66,500	85,500
Net cash provided by (used in) operating
activities	22,874,829	1,633,347		19,406,729	(4,793,134)

Cash flows from financing activities
Distributions from undistributed net
investment income	(10,701,085)	(1,555,661)		(12,256,745)	(2,333,291)
Proceeds from exercise of employee
stock options	–	–		–	231,390
Purchase of treasury stock	–	–		(16,903,346)	–
Net cash used in financing activities	(10,701,085)	(1,555,661)		(29,160,091)	(2,101,901)

Net increase (decrease) in cash and cash
equivalents	12,173,744	77,686		(9,753,362)	(6,895,035)
Cash and cash equivalents at beginning
of period	9,400,652	31,871,482		31,327,758	38,844,203
Cash and cash equivalents at end of period	$ 21,574,396	$ 31,949,168	$	$ 21,574,396	$ 31,949,168

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ –	$ –		$ –	$ –
Income taxes	$ 3,571	$ –		$ 3,571	$ –

Noncash financing activities not included herein consist of reinvestment of dividends and distributions of $8,646,560.

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Investments

     December 31, 2008

Company	Investment (a)	Cost	Value (b)
†ALAMO GROUP INC.	2,830,300 shares common stock (acquired 4-1-73 thru 5-25-07)	$ 2,190,937	$ 30,425,725
Seguin, Texas
Tractor-mounted mowing and mobile
excavation equipment for governmental,
industrial and agricultural markets; street-
sweeping equipment for municipalities

ALL COMPONENTS, INC.	8.25% subordinated note due 2012 (acquired 6-27-07)	6,000,000	3,000,000
Austin, Texas	150,000 shares Series A Convertible Preferred Stock, convertible into
Electronics contract manufacturing;	600,000 shares of common stock at $0.25 per share (acquired 9-16-94)	150,000	1
distribution and production of memory	Warrants to purchase 350,000 shares of common stock at $11.00 per
and other components for computer	share, expiring 2017 (acquired 6-27-07)	--	--
manufacturers, retailers and value-added		6,150,000	3,000,001
resellers.

ATLANTIC CAPITAL
BANCSHARES, INC.	300,000 shares common stock (acquired 4-10-07)	3,000,000	3,000,000
Atlanta, Georgia
Holding company of Atlantic Capital Bank
a full service commercial bank.

BALCO, INC.	445,000 shares common stock and 60,920 shares Class B non-voting
Wichita, Kansas	common stock (acquired 10-25-83 and 5-30-02)	624,920	6,000,000
Specialty architectural products used in
the construction and remodeling of
commercial and institutional buildings.

BOXX TECHNOLOGIES, INC.	3,125,354 shares Series B Convertible Preferred Stock, convertible
Austin, Texas	into 3,125,354 shares of common stock at $0.50 per share
Workstations for computer graphic	(acquired 8-20-99 thru 8-8-01)	1,500,000	2
imaging and design.

CMI HOLDING COMPANY, INC.	10% convertible subordinated note, due 2009 , (acquired 7-2-07	2,363,347	1,000,000
Richardson, Texas	thru 10-9-07)
Owns Chase Medical, which develops	2,327,658 shares Series A Convertible Preferred Stock, convertible
and sells devices used in cardiac surgery	into 2,327,658 shares of common stock at $1.72 per share (acquired
to relieve congestive heart failure; develops	8-21-02 and 6-4-03)	4,000,000	2
and supports cardiac imaging systems.	Warrants to purchase 109,012 shares of common stock at $1.72 per
	share, expiring 2012 (acquired 4-7-04)	–	–
	Warrant to purchase 431,982 shares of Series A-1 Convertible
	Preferred Stock at $1.72 per share, expiring 2017 (acquired 7-2-07)	–	–
		6,363,347	1,000,002

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Investments

December 31, 2008

(continued)

Company	Investment (a)	Cost	Value (b)
CINATRA CLEAN TECHNOLOGIES, INC.	10% subordinated secured promissory note (acquired 7-14-08
Houston, Texas	thru 12-08-08)	$ 4,263,000	$ 4,263,000
Cleans above ground oil storage tanks	1,128,649 shares Series A Convertible Preferred Stock, convertible
with a patented, automated system.	into 1,128,649 shares common stock at $1.00 per share
	(acquired 7-14-08 and 11-19-08)	1,128,649	1,128,649
		5,391,649	5,391,649

DENNIS TOOL COMPANY	20,725 shares 5% Convertible Preferred Stock, convertible into
Houston, Texas	20,725 shares of common stock at $48.25 per share (acquired 8-10-98)	999,981	999,981
Polycrystalline diamond compacts (PDCs)	140,137 shares common stock (acquired 3-7-94 and 8-10-98)	2,329,963	3,200,000
used in oil field drill bits and in mining		3,329,944	4,199,981
and industrial applications.

†ENCORE WIRE CORPORATION	4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	61,301,250
McKinney, Texas
Electric wire and cable for residential, commercial
and industrial use.

EXTREME INTERNATIONAL, INC.	13,035 shares Series A common stock (acquired 9-26-08 and
Sugar Land, Texas	12-12-08)	325,875	463,850
Owns Bill Young Productions, Texas	39,359 shares Series C Convertible Preferred Stock, convertible
Video and Post, and Extreme Communi-	into 157,436 shares of common stock at $25.00 per share
cations, which produce radio and television	(acquired 9-30-03)	2,625,000	5,602,376
commercials and corporate communica-	3,750 shares 8% Series A Convertible Preferred Stock, convertible into
tions videos.	15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	533,774
		3,325,875	6,600,000

†HEELYS, INC.	9,317,310 shares common stock (acquired 5-26-00)	102,490	18,634,620
Carrollton, Texas
Heelys stealth skate shoes, equipment
and apparel sold through sporting goods
chains, department stores and footwear
retailers.

†HOLOGIC, INC.	‡632,820 shares common stock (acquired 8-27-99)	220,000	8,264,629
Bedford, Massachusetts
Medical instruments including bone
densitometers, mammography devices
and digital radiography systems.

LIFEMARK GROUP	1,449,026 shares common stock (acquired 7-16-69)	4,510,400	71,000,000
Hayward, California
Cemeteries, mausoleums and mortuaries
located in northern California.

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Investments

December 31, 2008
(continued)

Company	Investment (a)	Cost	Value (b)
MEDIA RECOVERY, INC.	800,000 shares Series A Convertible Preferred Stock, convertible into
Dallas, Texas	800,000 shares of common stock at $1.00 per share (acquired
Computer datacenter and office automation	11-4-97)	$ 800,000	$ 4,733,000
supplies and accessories; impact, tilt	4,000,002 shares common stock (acquired 11-4-97)	4,615,000	23,667,000
monitoring and temperature sensing		5,415,000	28,400,000
devices to detect mishandling shipments;
dunnage for protecting shipments.

PALLETONE, INC.	12.3% senior subordinated notes due 2012 (acquired 9-25-06)	1,553,150	1,000,000
Bartow, Florida	150,000 shares common stock (acquired 10-18-01)	150,000	2
Manufacturer of wooden pallets and	Warrant to purchase 15,294 shares of common stock at $1.00
pressure-treated lumber.	per share, expiring 2011 (acquired 2-17-06)	45,746	–
		1,748,896	1,000,002

†PALM HARBOR HOMES, INC.	7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95)	10,931,955	25,529,144
Dallas, Texas
Integrated manufacturing, retailing,
financing and insuring of manufactured
housing and modular homes.

THE RECTORSEAL CORPORATION	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	127,300,000
Houston, Texas
Specialty chemicals for plumbing, HVAC,
electrical, construction, industrial, oil field
and automotive applications; smoke contain-
ment systems for building fires; also owns 20%
of The Whitmore Manuacturing Company.

TCI HOLDINGS, INC.	21 shares 12% Series C Cumulative Compounding Preferred
Denver, Colarodo	stock (acquired 1-30-90)	–	677,250
Cable television systems and microwave
relay systems.

†TEXAS CAPITAL BANCSHARES, INC.	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	6,536,908
Dallas, Texas
Regional bank holding company with
banking operations in six Texas cities.

TRAX HOLDINGS, INC.	849,023 shares Series A Convertible Preferred Stock, convertible
Scottsdale, Arizona	into 849,023 common stock at $4.71 per share (acquired 12-08-08)	4,000,000	4,000,000
Provides a comprehensive set of solutions
to improve the transportation validation,
accounting, payment and information
management process.

VIA HOLDINGS, INC.	9,118 shares Series B Preferred Stock (acquired 9-19-05)	4,559,000	2
Sparks, Nevada	1,118 shares Series C Preferred Stock (acquired 11-01-07)	281,523	2
Designer, manufacturer and distributor		4,840,523	4
of high-quality office seating.

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Investments

December 31, 2008
(continued)

Company	Investment (a)	Cost	Value (b)
WELLOGIX, INC.	4,788,371 shares Series A-1 Convertible Participating Preferred
Houston, Texas	Stock, convertible into 4,788,371 shares of common stock at
Developer and supporter of software	$1.0441 per share (acquired 8-19-05 thru 6-15-08)	$ 5,000,000	$ 2
used by the oil and gas industry.

THE WHITMORE MANUFACTURING
COMPANY	80 shares common stock (acquired 8-31-79)	1,600,000	37,000,000
Rockwall, Texas
Specialized mining, railroad and industrial
lubricants; coatings for automobiles and
primary metals; fluid contamination control
devices.

MISCELLANEOUS	– Ballast Point Ventures, II, L.P. - 2.6% limited partnership interest
	(acquired 8-4-08 thru 10-24-08)	375,000	375,000
	– BankCap Partners Fund I, L.P. – 6.0% limited partnership interest
	(acquired 7-14-06 thru 10-10-08)	3,766,681	3,766,681
	– CapitalSouth Partners Fund III, L.P. – 2.8% limited partnership interest
	(acquired 1-22-08)	701,256	701,256
	– Diamond State Ventures, L.P. – 1.9% limited partnership interest
	(acquired 10-12-99 thru 8-26-05)	111,000	111,000
	– Discovery Alliance, LLC - 90.0% limited liability company
	(acquired 9-12-08 thru 12-1-08)	300,000	300,000
	– First Capital Group of Texas III, L.P. – 3.3% limited partnership
	interest (acquired 12-26-00 thru 8-12-05)	964,604	771,814
	– Humac Company – 1,041,000 shares common stock (acquired 1-31-75
	and 12-31-75)	–	144,000
	– STARTech Seed Fund I – 12.1% limited partnership interest (acquired
	4-17-98 thru 1-5-00)	178,066	1
	– STARTech Seed Fund II – 3.2% limited partnership interest (acquired
	4-28-00 thru 2-23-05)	950,000	1
	– Sterling Group Partners I, L.P. – 1.7% limited partnership interest
	(acquired 4-20-01 thru 1-24-05)	1,064,042	808,165

TOTAL INVESTMENTS	$88,059,191	$456,239,087
†Publicly-owned company	‡Unrestricted securities as defined in Note (a)

Notes to Consolidated Statement of Investments

(a) Definitions

         Unrestricted securities (indicated by ±) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restriction on resale and are not freely marketable. At December 31, 2008, restricted securities represented approximately 96.7% of the value of the consolidated investment portfolio.

(b) Investment Valuation Policy

          Our investments are carried at fair value in accordance with the Investment Company Act of 1940 (the “1940 Act”) and SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities, for which the market quotations are readily available, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date; and restricted publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors.

Notes to Consolidated Statement of Investments
(continued)

   We adopted SFAS No. 157 on April 1, 2008 (see footnote 1 in “Notes to Consolidated Financial Statements,” page 12). SFAS No. 157 provides a framework for measuring the fair value of assets and liabilities. SFAS No. 157 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used for valuation. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

    SFAS No. 157 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”) and excludes transaction costs. Under SFAS No. 157, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under SFAS No. 157, it is assumed that the reporting entity has access to the market as of the measurement date.

(c) Valuation Methodologies

                    Debt Securities are generally valued on the basis of the price the security would command in order to provide a yield-to-maturity equivalent to the present yield of comparable debt instruments of similar quality.

                    Partnership Interests and Common Equity including unrestricted marketable securities, which are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date; and restricted marketable securities for which there is a public market, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date adjusted in good faith by our Board of Directors if they deem a discount or premium would be likely or obtainable upon a sale or transfer of our interest, for those without a principal market, the Board of Directors considers the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer’s securities; the values of similar securities issued by companies in similar businesses; the proportion of the issuer’s securities owned by the Company; protective put analysis based on the Black-Scholes option pricing model, the nature and duration of resale restrictions and the nature of any rights enabling the Company to require the issuer to register restricted securities under applicable securities laws. In determining the fair value of restricted securities, the Board of Directors considers the inherent value of such securities without regard to the restrictive feature and adjusts for any diminution in value resulting from restrictions on resale.

                  Preferred Equity is valued on the basis of the price (bond value) the security would carry in the absence of the conversion feature plus the value allocable to the conversion feature (conversion value).

                 Equity Warrants are valued on the basis of accepted formulas derived from empirical studies which define the market value of a warrant in relation to the market price of its common stock. These formulas measure the “option value” of a warrant as well as its “exercise value” (the amount, if any, by which the value of the stock exceeds the exercise price of the warrant). In applying such formulas, the market price of the stock is usually discounted to reflect the fact that the stock is restricted and the calculated value of the warrant itself may be discounted (if deemed appropriate) to reflect its restrictive nature. Generally, the option value is excluded if the formula indicates (i) the warrant expires within six months, (ii) the market price of the stock (discounted) is less than one-half of the exercise price of the warrant, or (iii) the market price of the stock (discounted) is more than two times the amount of the exercise price of the warrant.

Notes to Consolidated Financial Statements
(Unaudited)

1.     Basis of Presentation

     Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for investment companies. Under rules and regulations applicable to investment companies, we are precluded from consolidating any entity other than another investment company. An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Our consolidated financial statements include our management company.

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

Fair Value Measurements. The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), on April 1, 2008. SFAS 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value. The Statement applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. The Statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the Company’s financial statements, or disclosed at fair value in the Company’s notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value. As a result, the Company will not be required to recognize any new assets or liabilities at fair value.

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

Notes to Consolidated Financial Statements
(continued)

2.      Investments

     We fair value our investments in accordance with GAAP as determined in good faith by our Board of Directors. When available, we base the fair value of our investments on directly observable market prices or on market data derived for comparable assets. For all other investments, inputs used to measure fair value reflect management’s best estimate of assumptions that would be used by market participants in pricing the investments in a hypothetical transaction.

     The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by SFAS No. 157, Fair Value Measurements (“SFAS 157”). Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

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

•

Level 2: Level 2 inputs are inputs other than the quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using level 2 inputs as of December 31, 2008.

•

Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See “Notes to Portfolio of Investments” (c) on page 12 for the investment policy used to determine the fair value of these investments.

The following fair value hierarchy table sets forth our investment portfolio by level as of December 31, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Debt	$ -	$-	$ 9.2	$ 9.2
Partnership Interests	-	-	10.5	10.5
Preferred Equity	-	-	17.0	17.0
Common Equity	14.8	-	404.7	419.5
Equity Warrants	-	-	-	-
Total Investments	$14.8	$-	$441.4	$456.2

The following table sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the quarter ended December 31, 2008 (in millions):

	Beginning Balance	Unrealized gain (loss)	Purchases, Sales, Issuance & Settlement	Ending Balances
Debt	$ 10.6	$ (2.9)	$1.5	$ 9.2
Partnership Interests	9.9	(0.9)	1.5	10.5
Preferred Equity	14.6	(2.2)	4.6	17.0
Common Equity	436.5	(3.18)	-	404.7
Total Investments	$471.6	$(37.8)	$7.6	$441.4

Notes to Consolidated Financial Statements
(continued)

The following table sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the nine months ended December 31, 2008 (in millions):

	Beginning Balance	Unrealized gain (loss)	Purchases, Sales, Issuance & Settlement	Ending Balances
Debt	$ 9.0	$ (4.0)	$ 4.2	$ 9.2
Partnership Interests	9.0	(0.5)	2.0	10.5
Preferred Equity	21.8	(10.0)	5.2	17.0
Common Equity	454.6	(50.5)	0.6	404.7
Equity Warrants	0.4	(0.1)	(0.3)	-
Total Investments	$494.8	$(65.1)	$11.7	$441.4

3.      Income Taxes

     Capital Southwest Corporation (“CSC”) and Capital Southwest Venture Corporation (“CSVC”) operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute at least 90% of our taxable ordinary income, based on our tax year, to our shareholders in a timely manner. Ordinary income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions” discussed below. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax fiscal years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. For the tax years ended December 31, 2008 and 2007, Capital Southwest Corporation (“CSC”) and Capital Southwest Venture Corporation (“CSVC”) qualified to be taxed as RICs. We intend to meet the applicable qualifications to be taxed as a RIC in future years; management feels it is probable that we will maintain our RIC status for a period longer than one year. However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

  In addition, a RIC may elect to retain its long-term capital gains by designating them as a “deemed distribution” to its shareholders and paying a federal tax of 35% on the long-term capital gains for the benefit of its shareholders. Shareholders would then report their share of the retained capital gains on their income tax returns as if it had been received and report a tax credit for the tax paid on their behalf by the RIC. Shareholders then add the amount of the “deemed distribution,” net of such tax, to the basis of their shares.

     As permitted by the Internal Revenue Code, a RIC can designate dividends paid in the subsequent tax year as dividends of the current year ordinary taxable income and long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. For the tax years ended December 31, 2008 and 2007 we declared and paid dividends in the amounts of $12,256,745 and $2,333,291, respectively.

     Additionally, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year. For the tax year ended December 31, 2008 we distributed 100% of our investment company ordinary taxable income. As a result we have made no provision for income taxes on ordinary taxable income for the tax year ended December 31, 2008. For the tax year ended December 31, 2007, we distributed 100% of our investment company ordinary taxable income, however only 70% was distributed by the end of the tax year. As a result, we incurred and an excise tax of 4% of the undistributed income or $41,543, which was paid in 2008 and is included in income tax expense on the accompanying consolidated statements of operation.

Notes to Consolidated Financial Statements
(continued)

For the tax year ended December 31, 2008, we have estimated net long-term capital gains of $14,922,751 for tax purposes and $15,936,644 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders. For the tax year ended December 31, 2007, we had net long-term capital losses of $944,872 for tax purposes and $860,118 for book purposes, which we carried forward and offset by future net long-term capital gains. In order to make the election to retain capital gains, we incurred a federal tax on behalf of our shareholders of $5,222,964 for the tax year ended December 31, 2008. As of December 31, 2008, we did not have any undistributed long-term capital gains since they are treated as being distributed through the “deemed distribution”.

 CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate. The Company sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its wholly owned portfolio companies. Deferred taxes related to the qualified defined pension plan are recorded as incurred.

4.     Stock-Based Compensation

Effective April 1, 2006, we adopted SFAS 123R using the modified prospective transition method. We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Accordingly, for the quarter and nine months ended December 31, 2008, we recognized compensation expense of $141,525 and $362,118, respectively.

As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options was $2,504,452, which will be amortized over the weighted-average service period of approximately 4.9 years.

5.       Employee Stock Option Plan

On July 19, 1999, shareholders approved the 1999 Stock Option (“Plan”), which provides for the granting of stock options to employees and officers of the Company and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares. All options are granted at or above market price, generally expire ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments.

At December 31, 2008, there were no shares available for grant under the Plan. The following table summarizes the price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk-Free Interest Rate	Expected Volatility	Expected Life (in years)
May 15, 2006	$ 31.28	0.64%	5.08%	21.1%	7
July 17, 2006	$ 33.05	0.61%	5.04%	21.2%	7
July 16, 2007	$ 41.78	0.39%	4.95%	19.9%	5
July 21, 2008	$ 27.35	0.67%	3.41%	20.2%	5
July 30, 2008	$ 29.93	0.62%	3.36%	20.2%	5

Notes to Consolidated Financial Statements
(continued)

The following table summarizes activity in the Plan as of September 30, 2008:

	Number	Weighted-Average
	of shares	Exercise Price
Balance at March 31, 2008	70,400	$109.99
Granted	37,500	$123.72
Exercised	–	–
Canceled	–	–
Balance at December 31, 2008	107,900	$114.78

     At December 31, 2008, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.00 to $152.98 and 4.9 years, respectively. No options were exercised during the nine months ended December 31, 2008.

     At December 31, 2008, the number of options exercisable was 21,445 and the weighted-average exercise price of those options was $97.00.

6.     Summary of Per Share Information

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
Investment income	$ 2.74	$ .67	$ 3.42	$ 1.41
Operating expenses	(.20)	(.20)	(.59)	(.46)
Interest expense	–	–	–	–
Income taxes	(.01)	(.01)	(.03)	(.01)
Net investment income	2.53	.46	2.80	9.4
Distributions from undistributed
net investment income	(2.56)	(.40)	(3.28)	(.60)
Net realized gain (loss) on investments	2.87	(.12)	2.86	.06
Net decrease in unrealized appreciation
of investments	(17.94)	(16.66)	(26.29)	(47.77)
Treasury stock repurchase *	–	–	1.40	–
Exercise of employee stock options **	–	–	–	(.09)
Stock option expense	.04	.02	.10	.05
Decrease in net asset value	(15.06)	(16.70)	(22.41)	(47.41)
Net asset value:
Beginning of period	142.74	156.04	150.09	186.75
End of period	$127.68	$139.34	$127.68	$139.34

Shares outstanding at end of period
(000s omitted)	3,742	3,889	3,742	3,889

*      Net increase is due to purchases of Common Stock at prices less than beginning period net asset value.

**      Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

Notes to Consolidated Financial Statements
(continued)

7.     Share Repurchase Plan

On June 12, 2008, the Company announced that its Board of Directors authorized a share repurchase plan, which allowed for the repurchase of up to 10 percent (or 388,915 shares) of its Common Stock at prices not above the lower of the net asset value per share of its Common Stock, or prices prevailing in the over-the-counter market at the time of such purchases. The repurchase program remained in effect through December 10, 2008. The Company did not make purchases under the plan during the quarter ended December 31, 2008. In total the Company purchased 147,513 shares of Common Stock for $16,903,346 at an average price of $114.59 per share, on the open market, while the plan was in effect.

8.     Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted this statement on a prospective basis beginning in the quarter ended June 30, 2008. Adoption of this statement did not have a material effect on the Company’s consolidated financial statements for the period ended June 30, 2008. However, the impact on its consolidated financial statements for the periods subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments the Company originates, acquires or exits, and the effect of any additional guidance or any changes in the interpretation of this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for us beginning April 1, 2008. We did not elect the fair value option provisions upon adoption of SFAS 159 on April 1, 2008.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of our adoption of FSP 157-2 effective April 1, 2009 on our consolidated financial statements.

     In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The guidance provided by FSP 157-3 is consistent with Capital Southwest’s approach to valuing financial assets for which there are no active markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net asset value at December 31, 2008 was $477,738,322, equivalent to $127.68 per share. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the December 31, 2008 net asset value reflects a decrease of 3.71% during the past twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	December 31,	December 31,
	2008	2007
Net assets	$477,738,322	$541,924,018
Shares outstanding	3,741,638	3,889,151
Net assets per share	$ 127.68	$ 139.34

Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Increase (decrease) in net assets from operations” and consists of three elements. The first is “Net investment income,” which is the difference between our income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized gain (loss) on investments”, which is the difference between the proceeds received from disposition of portfolio securities and their stated cost. The third element is the “Net increase (decrease) in unrealized appreciation of investments,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost. It should be noted that the “Net realized gain (loss) on investments” and “Net increase (decrease) in unrealized appreciation of investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from “unrealized” to “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

     Interest income of $1,052,625 for the nine months ended December 31, 2008 decreased from $1,797,079 in the year-ago period due to a decrease in excess cash and interest rates. During the nine months ended December 31, 2008 and 2007, we recorded dividend income from the following sources:

	Nine Months Ended
	December
	2008	2007
Alamo Group Inc.	$ 509,454	$ 508,914
Balco, Inc.	0	224,400
CapitalSouth Partners	20,519	0
Dennis Tool Company	37,499	49,999
Encore Wire Corporation	245,205	245,205
Heelys, Inc.	9,317,310	0
Kimberly-Clark Corporation	89,529	122,716
Lifemark Group	0	571,333
PETsMart, Inc.	18,000	27,000
The RectorSeal Corporation	480,000	914,133
TCI Holdings, Inc.	60,953	60,953
The Whitmore Manufacturing Company	120,000	228,533
Other	51,039	50,465
	$10,949,508	$3,003,651

Net Realized Gain on Investments

     During the nine months ended December 31, 2008, the Company sold certain of its unrestricted marketable securities generating proceeds of $20,655,024, resulting in a net realized gain of $10,716,720; as compared with net realized gains of $240,024 during the nine months ended December 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

                     During the nine months ended December 31, 2008, the Company realized gains of 15,936,664, consisting primarily of $6,646,883 on Petsmart, Inc., $2,487,019 on Liberty Entertainment Group, and $1,991,256 on Kimberly-Clark, Inc. These unrestricted marketable securities were sold in connection with our major share repurchase plan, which was announced on June 12, 2008. It was announced that we would fund our repurchase plan through the use of cash on hand and or proceeds from the sale of our unrestricted marketable securities. Our repurchase plan expired on December 10, 2008.

     During the nine months ended December 31, 2007, the Company realized gains of $240,024 consisting of $546,221 of Alltel Corporation, $518,020 of Sterling Group Partners, and $245,950 of Exopack, Inc, which were offset by a realized loss of $1,070,167 from the sale of Hic-Star Corporation.

Net Increase (Decrease) in Unrealized Appreciation of Investments

     Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
Alamo Group Inc.	$(3,537,875)	$(9,905,950)	$(14,859,075)	$(9,878,840)
All Components, Inc.	(2,399,999)	–	(9,599,999)	5,600,000
Encore Wire Corporation	6,130,125	(30,650,750)	10,216,875	(24,520,750)
Heelys, Inc.	(16,305,293)	(18,634,760)	(16,305,293)	(158,394,760)
Media Recovery, Inc.	(3,600,000)	–	(9,100,000)	(9,000,000)
Palm Harbor Homes, Inc.	(9,818,901)	(11,782,713)	(5,891,341)	(19,637,713)
The RectorSeal Corporation	(4,200,000)	11,150,000	(16,900,000)	22,000,000

    During the nine months ended December 31, 2008, the value of our investments in The RectorSeal Corporation decreased by $16,900,000, All Components, Inc. decreased $9,599,999 and Media Recovery, Inc decreased $9,100,000, due to decreases in their respective sales resulting from slowdowns in segments of their businesses. Additionally, our investments in Alamo Group Inc. decreased $14,859,075; Heelys Inc. decreased $16,305,293; and Palm Harbor Homes, Inc. decreased $5,891,341 due primarily to the decreases in their respective stock prices at December 31, 2008. Offsetting the aforementioned losses during the nine months ended December 31, 2008, was a $10,216,875 increase in the value of Encore Wire Corporation due primarily to an increase in their stock price at December 31, 2008.

Portfolio Investments

      During the quarter ended December 31, 2008, we made investments of $4,000,000 in one new portfolio company and investments of $3,646,287 in existing portfolio companies.

     We have agreed, subject to certain conditions, to invest up to $9,963,070 in seven portfolio companies.

Financial Liquidity and Capital Resources

          At December 31, 2008, we had cash and cash equivalents of approximately $21.6 million. Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $5.2 million held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to SBA’s approval of its credit application, CSVC would be entitled to borrow up to $17.0 million. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 40 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $14.8 million of our investment portfolio is represented by unrestricted publicly-traded securities, and represent a source of liquidity.

     Funds to be used by us for operating or investment purposes may be transferred in the form of dividends, management fees or loans from The RectorSeal Corporation and The Whitmore Manufacturing Company, wholly-owned portfolio companies, to the extent of their available cash reserves and borrowing capacities.

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

     Our investment performance is a function of our portfolio companies’ profitability, which may be affected by economic cycles, competitive forces, foreign currency fluctuations and production costs including labor rates, raw material prices and certain commodity prices. Most of the companies in our investment portfolio do not hedge their exposure to raw material and commodity price fluctuations. However, the portfolio company with the greatest exposure to foreign currency fluctuations generally hedges its exposure. All of these factors may have an adverse effect on the value of our investments on our net asset value.

                  Our investment in portfolio securities includes fixed-rate debt securities which totaled $9,263,000 at December 31, 2008, equivalent to 2.0% of the value of our total investments. Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

               A portion of our investment portfolio consists of debt and equity securities of private companies. We anticipate little or no effect on the values of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of our investment portfolio also consists of restricted common stock of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuers of such restricted securities and the market valuations of comparable publicly-owned companies. A portion of our investment portfolio also consists of unrestricted, freely marketable common stock of publicly-owned companies. These freely marketable investments, which are valued at the public market price, are directly exposed to equity price risks, in that a change in an issuer’s public market equity price would result in an identical change in the fair value of our investment in such security.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the   Chairman of the Board and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chairman of the Board and President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the  Chairman of the Board and President and Chief Financial Officer  , as appropriate, to allow timely decisions regarding such required disclosure.

During the fiscal quarter ended December 31, 2008, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are currently the subject of certain legal actions. In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial position.

     We, Capital Southwest Corporation and Capital Southwest Venture Corporation, have been named in a lawsuit filed on August 27, 2007 in the United States District Court of the Northern District of Texas, Dallas Division, against Heelys, Inc and its Chief Executive Officer, Chief Financial Officer and the directors who signed its registration statement with the Securities and Exchange Commission in connection with its December 7, 2006 initial public offering (“IPO”), and its underwriters for the IPO. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and the plaintiffs are seeking compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the action, including counsel fees and expert fees.

     Similar suits were also filed in 2007 and 2008 in the United States District Court of the Northern District of Texas making substantially similar allegations under Sections 11, 12 and 15 of the Securities Act of 1933, and seeking substantially similar damages.

     We believe that the plaintiffs’ claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits.

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

Our business of making private equity investments also may be affected by current and future market conditions. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets could have a negative effect on the valuations of our investments. This could have an adverse affect on our net asset value.

     There have been no material changes to our risk factors as disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities

The following table provides information for the nine months ended December 31, 2008, regarding shares of our common stock that were repurchased under our repurchase plan which began on June 12, 2008 when the Company announced that its Board of Directors authorized a share repurchase plan, which allowed for the repurchase of up to 10 percent (or 388,915 shares) of its Common Stock at prices not above the lower of the net asset value per share of its Common Stock, or prices prevailing in the over-the-counter market at the time of such purchases. The repurchase program remained in effect until its expiration date of December 10, 2008. The Company did not make purchases under the plan during the quarter ended December 31, 2008. In total the Company purchased 147,513 shares of Common Stock for $16,903,346 at an average price of $114.59 per share, on the open market, while the plan was in effect.

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares that
	Total Number		as Part of	May be
	of Shares	Average Price	Publicly	Purchased
Period	Purchased	Paid Per Share	Announced Plan	Under the Plan
June 2008	6,485	$ 111.72	6,485	382,430
July 2008	132,727	$ 114.08	139,212	249,703
August 2008	8,201	$ 124.96	147,413	241,502
September 2008	100	$ 125.18	147,513	241,402
October 2008	--	$ 0	--	241,402
November 2008	--	$ 0	--	241,402
December 2008	--	$ 0	--	241,402
Total for the nine months
ended December 31, 2008	147,513	$ 114.59	147,513	241,402

Item 6.     Exhibits

     (a) Exhibits

Exhibit 31.1- Certification of Chairman of the Board and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

Exhibit 31.2- Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

Exhibit 32.1- Certification of Chairman of the Board and President required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

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

CAPITAL SOUTHWEST CORPORATION

/s/ Gary L. Martin
Date: February 6, 2009	By:
Gary L. Martin, Chairman of the Board and President

/s/ Tracy L. Morris
Date: February 6, 2009	By:
Tracy L. Morris, Chief Financial Officer