Form 10-K
period 2009-03-31
CAPITAL SOUTHWEST CORP
filed 2009-05-29
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes___  No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X        No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   __   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ____     Accelerated filer    X            Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes____ No   X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2008 was $314,927,409, based on the last sale price of such stock as quoted by Nasdaq on such date.

The number of shares of common stock outstanding as of May 1, 2009  was 3,741,638.

Documents Incorporated by Reference	Part of Form 10-K
Proxy Statement for Annual Meeting of Shareholders	Part III
to be held July 20, 2009

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 8.	Financial Statements and Supplementary Data	12
Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	13
Item 9A.	Controls and Procedures	13
Item 9B.	Other Information	14

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	14
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	15
Item 13.	Certain Relationships and Related Transactions, and Director Independence	15
Item 14.	Principal Accountant Fees and Services	16

PART IV
Item 15.	Exhibits and Financial Statement Schedules	16

Signatures		17

PART I

Item 1.     Business

Overview

     Capital Southwest Corporation ("CSC") was organized as a Texas corporation on April 19, 1961. Until September 1969, we operated as a licensee under the Small Business Investment Act of 1958. At that time, we transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain assets and our license as a small business investment company ("SBIC"). CSVC is a closed-end, non-diversified investment company of the management type registered under the Investment Company Act of 1940 (the "1940 Act"). Prior to March 30, 1988, we were registered as a closed-end, non-diversified investment company under the 1940 Act. On that date, we elected to become a business development company ("BDC") subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980. Because we wholly own CSVC, the portfolios of both entities are referred to collectively as "our," "we" and "us." Capital Southwest Management Company ("CSMC"), a wholly-owned subsidiary of CSC, is the management company for CSC and CSVC. CSMC generally incurs all normal operating and administrative expenses, including but not limited to salaries and related benefits, rent, equipment and other administrative costs required for its day-to-day operations.

     Our portfolio is a composite of companies in which we have major interests as well as a number of developing companies and marketable securities of established publicly traded companies. We make available significant managerial assistance to the companies in which we invest and believe that providing material assistance to such investee companies is critical to their business development activities.

     The 12 largest investments we own had a combined cost of $38,324,183 and a value of $367,811,182, representing 92.7% of the value of our consolidated investment portfolio at March 31, 2009. For a narrative description of the 12 largest investments, see "Twelve Largest Investments - March 31, 2009" in Exhibit 13.1 of this Form 10-K which is herein incorporated by reference. Certain of the information presented on the 12 largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies. The financial information presented on each of the respective companies is from such companies' audited financial statements.

Investment Criteria and Objectives

     We are a venture capital investment company whose objective is to achieve capital appreciation through long-term investments in businesses believed to have favorable growth potential. Our investment interests are focused on expansion financings, management buyouts, minority recapitalizations, industry consolidations and early-stage financings in a broad range of industry segments.

    Our investment team has identified the following investment criteria that it believes are important in evaluating prospective portfolio companies:

•

Excellent Management: Management teams with a proven record of achievement, exceptional ability, unyielding determination and unquestionable integrity. We believe management teams with these attributes are more likely to manage the companies in a manner that protects our debt investment and enhances the value of our equity investment.

•	Investment Size: $5 million to $15 million of equity capital. We occasionally partner with other investors to engage in larger transactions.

•

Established Companies with Positive Cash Flow: We seek to invest in established companies with sound historical financial performance. We typically focus on companies that have historically generated positive EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) or have a plan to achieve positive EBITDA in the near term.

•

Industry: We primarily focus on companies having competitive advantages in their respective markets and or operating in industries with barriers to entry, which may help protect their market position. Overall, our portfolio is spread over many diverse industries.

•	Location: We focus on companies located in the United States, although we are more focused on the Southwest, Southeast, Midwest and Mountain Regions.

•

Quality referral from a reputable source: Excellent management is a cornerstone of our investment philosophy. Accomplished managers generally have prior investors or directors willing to speak on their behalf.

Investment Process

     Our investment team is responsible for all aspects of our investment process. Our investment strategy involves a "team" approach, whereby potential transactions are screened by the team before they are presented to the Board of Directors for approval. Our investment team generally categorizes the investment process into seven distinctive stages:

•

Deal Generation/Origination: Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers and accountants, as well as current and former portfolio companies and investors.

•

Screening: Once it is determined that a potential investment has met our investment criteria, we will perform preliminary due diligence or screening. It is during this stage that we will take into consideration potential investment structures and price terms, as well as regulatory compliance. Upon successful screening of the proposed investment, the investment team makes a recommendation to move forward. We then issue a non-binding term sheet.

•

Term Sheet: The non-binding term sheet will include the key economic terms based upon our analysis performed during the screening process as well as a proposed timeline and our qualitative expectation for the transaction. Upon execution of the term sheet, we begin our formal due diligence process.

•

Due Diligence: Due diligence is performed by the leader of the designated investment team and certain external resources who together perform due diligence to understand the relationships among the prospective portfolio company’s business plan, operations, and financial performance. Additionally, we may include site visits with management and key personnel; detailed review of historical and projected financial statements; interviews with key customers and suppliers; detailed evaluation of company management, including background checks; review of material contracts; in-depth industry, market and strategy analysis; and review by legal, environmental or other consultants, if needed. In certain cases, we may decide not to make an investment based on the results of due diligence.

•

Document and Close: Upon completion of a satisfactory due diligence review, the investment team presents its findings, in writing, to our Board of Directors for approval. If any adjustments to the investment terms or structures are proposed by the Board of Directors, such changes are made and applicable analysis is updated. Upon Board approval for the investment, we will re-confirm regulatory company compliance, process and finalize all required legal documents, and fund the investment.

•

Post-Investment: We continuously monitor the status and progress of our portfolio companies. We offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts. The same investment team lead that was involved in the investment process will continue his involvement in the portfolio company post-investment. This provides for continuity of knowledge and allows the investment team to maintain a strong business relationship with key management of our portfolio companies for post-investment assistance and monitoring purposes. As part of the monitoring process, the investment team leader will analyze monthly/quarterly/annual financial statements versus the previous periods, review financial projections, meet with management, attend board meetings, and review all compliance certificates and covenants. While we maintain limited involvement in the ordinary course of operations of our portfolio companies, we maintain a higher level of involvement in non-ordinary course financings, potential acquisitions and other strategic activities.

•

Exit Strategies: While our approach is primarily focused on providing long-term patient capital for sustained growth, we assist our portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies, at the appropriate time. We assist in the structure, timing, execution and transition of the exit strategy.

Determination of Net Asset Value and Portfolio Valuation Process

     We determine our net asset value per share on a quarterly basis. The net asset value per share is equal to our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

                   We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157") and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

                    As described below, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments, with our Board of Directors ultimately and solely responsible for overseeing, reviewing and approving, in good faith, our estimate of the fair value of each individual investment.

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment team lead responsible for the portfolio investment; and

•	Preliminary valuation conclusions will then be reviewed and discussed with the Investment Team; and

•	The Board of Directors will assess the valuations and will ultimately approve the fair value of each investment in our portfolio, in good faith.

  Duff & Phelps, LLC ("Duff & Phelps") provided third party valuation consulting services to our Board of Directors, which consisted of certain limited procedures that our Board of Directors identified and requested them to perform. For the year ended March 31, 2009, the Board of Directors asked Duff & Phelps to perform the limited procedures on eight investments comprising approximately 85.9% of the total investments at fair value as of March 31, 2009. Upon completion of the limited procedures, Duff & Phelps concluded that the fair value of those investments subject to the limited procedures did not appear unreasonable.

Competition

  We compete for attractive investment opportunities with private equity funds, venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.

1940 Act Regulations

     The Small Business Investment Incentive Act of 1980 added the provisions of the 1940 Act applicable to BDCs. BDCs are a special type of investment company. After a company files its election to be treated as a BDC, it may not withdraw its election without first obtaining the approval of the holders of a majority of its voting securities. The following is a brief description of the 1940 Act provisions applicable to BDCs, qualified in its entirety by reference to the full text of the 1940 Act and rules issued thereunder by the SEC.

     Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access through convential financial channels. Such companies that satisfy certain additional criteria are termed to be "eligible portfolio companies." In general, in order to qualify as a BDC, a company must: (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, including early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

     An eligible portfolio company generally is a domestic company that is not an investment company or a company excluded from investment company status pursuant to exclusions for certain types of financial companies (such as brokerage firms, banks, insurance companies and investment banking firms) and that: (i) has a market capitalization of less than $250 million and has a class of equity securities listed on a national securities exchange; (ii) does not have a class of securities listed on a national securities exchange; or (iii) is controlled by the BDC itself or together with others (control under the 1940 Act is presumed to exist where a person owns at least 25% of the outstanding voting securities of the portfolio company) and has a representative on the Board of Directors of such company.

     As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the directors must be persons who are not interested persons, as that termed is defined by the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

     We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering these policies and procedures.

     The 1940 Act provides that we may not make an investment in non-qualifying assets unless at the time at least 70% of the value of our total assets (measured as of the date of our most recently filed financial statements) consists of qualifying assets. Qualifying assets include: (i) securities of eligible portfolio companies; (ii) securities of certain companies that were eligible companies at the time we initially acquired their securities and in which we retain a substantial interest; (iii) securities of certain controlled companies; (iv) securities of certain bankrupt, insolvent or distressed companies; (v) securities received in exchange for or distributed in or with respect to any of the foregoing; and (vi) cash items, U.S. government securities and high-quality short-term debt. The SEC has adopted a rule permitting a BDC to invest its funds in certain money market funds. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons for whom, securities can be purchased in some instances in order for the securities to be considered qualifying assets.

We are permitted by the 1940 Act, under specific conditions, to issue multiple classes of debt and a single class of preferred stock if our asset coverage, as defined by the 1940 Act, is at least 200% after the issuance of the debt or the preferred stock (i.e. such senior securities may not be in excess of our net assets). Under specific conditions, we are also permitted by the 1940 Act to issue warrants.

     Except under certain conditions, we may sell our securities at a price that is below the prevailing net asset value per share only during the 12-month period after (i) a majority of our directors and our disinterested investors have determined that such sale would be in the best interests of us and our stockholders and (ii) the holders of a majority of our outstanding voting securities and the holders of a majority of our voting securities held by persons who are not affiliated person of ours approve such issuances. A majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discount or commission.

     Certain transactions involving certain closely related persons of the Company, including its directors, officers and employees, may require approval of the SEC. However, the 1940 Act ordinarily does not restrict transactions between us and our portfolio companies.

     We may be periodically examined by the SEC for compliance with the 1940 Act.

Small Business Investment Company Regulations

     CSVC is licensed by the Small Business Administration ("SBA") to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958.

     SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBIC regulations, a SBIC may make loans to eligible small businesses, invest in equity securities of such businesses and provide them with consulting and advisory services.

     Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18 million and have average annual net income after federal income taxes not exceeding $6 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 20% of its investment activity to "smaller" concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the portfolio company at the time of the follow on investment, up to the time of the portfolio company’s initial public offering.

   The SBA prohibits a SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in a few prohibited industries, and to certain "passive" (non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one portfolio company and its affiliates.

   The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, regulations adopted by the SBA in 2002 now allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.

The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of 10 years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties. Those prepayment penalties no longer apply as of September 2006. As of March 31, 2009, we had no SBA-guaranteed debentures.

    SBICs must invest idle funds that are not being used to make loans in investments permitted under SBIC regulations in the following limited types of securities: (i) direct obligations of, or obligations guaranteed as to principal and interest by, the United States government, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (iii) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (iv) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (v) a checking account in a federally insured institution; or (vi) a reasonable petty cash fund.

SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file forms with the SBA.

The Nasdaq Global Select Market Corporate Governance Regulations

 The Nasdaq Global Select Market has adopted corporate governance regulations that listed companies must comply with in order to remain listed. We believe we are in compliance with such corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we stay in compliance.

Taxation as a Regulated Investment Company

 We elected to be treated as a regulated investment company (a "RIC"), taxable under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), for federal income tax purposes.  In general, a RIC is not taxed on its income or gains to the extent it distributes such income or gains to its shareholders.  In order to qualify as a RIC, we must, in general, (1) annually derive at least 90% of our gross income from dividends, interest and gains from the sale of securities and similar sources (the "Income Source Rule"); (2) quarterly meet certain investment asset diversification requirements; and (3) annually distribute at least 90% of our investment company taxable income as a dividend (the "Income Distribution Rule").  Any taxable investment company income not distributed is subject to corporate level tax.  Any taxable investment company income distributed generally is taxable to shareholders as dividend income.

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax.  It is our current intention not to distribute net capital gains.  Any net capital gains distributed generally will be taxable to shareholders as long-term capital gains.

In lieu of actually distributing our realized net capital gains, we as a RIC may retain all or part of our net capital gains and elect to be deemed to have made a distribution of the retained portion to our shareholders under the "designated undistributed capital gain" rules of the Code.  We currently intend to retain and so designate all of our net capital gains.  In this case, the "deemed distribution" generally is taxable to our shareholders as long-term capital gains.  Although we pay tax at the corporate rate on the amount deemed to have been distributed, our shareholders receive a tax credit equal to their proportionate share of the tax paid and an increase in the tax basis of their shares by the amount per share retained by us.

To the extent that we retain capital gains and have a "deemed distribution," each shareholder will receive an IRS Form 2439 that will reflect each shareholder's receipt of the deemed distribution income and a tax credit equal to each shareholder's proportionate share of the tax paid by us.  This tax credit, which is paid at the corporate rate, is often credited at a higher rate than the actual tax due by a shareholder on the deemed distribution income.  The "residual" credit can be used by the shareholder to offset other taxes due in that year or to generate a tax refund to the shareholder.  Tax exempt investors may file for a refund.

Although we may retain income and gains subject to the limitations described above (including paying corporate level tax on such amounts), we could be subject to an additional 4% excise tax if we fail to distribute 98% of our aggregate annual taxable income.

Corporate information

Our principal executive offices are located at 12900 Preston Road, Suite 700, Dallas, Texas 75230. We maintain a website on the internet at www.capitalsouthwest.com. You can review the filings we have made with the SEC, free of charge by linking directly from our website to NASDAQ, a database that links to EDGAR, the Electronic Data Gathering, Analysis, and Retrieval System of the SEC. You should be able to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The charters adopted by the committees of our board of directors are also available on our website.

Employees

   As of March 31, 2009, we had nine employees, each of whom was employed by our management company, Capital Southwest Management Corporation. These employees include our corporate officers, investment and portfolio management professionals and administrative staff. During the year ended March 31, 2009, we hired additional investment and administrative personnel. We will hire additional investment professionals, and additional administrative personnel, as necessary. All of our employees are located in our Dallas office.

Item 1A.     Risk Factors

You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K, including our consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our business, as well as our portfolio companies’ businesses, may be adversely affected by the recent financial crisis and our ability to access the capital markets.

 The global financial markets are in turmoil, and the economies of the U.S. and many other countries are in recession, which may be severe and prolonged. This status results in diminished opportunities for liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about overall economic stability, and there can be no assurance against further decline. The end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. We are unable to predict the likely duration and severity of this global financial turmoil, and if the current uncertainty continues or economic conditions further deteriorate, our business and the businesses of our portfolio companies could be materially and adversely affected.

There is uncertainty regarding the value of our investments in restricted securities.

      Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, our fair value determinations may differ materially from the values a third party would be willing to pay for such securities or the values which would be applicable to unrestricted securities having a public market.

The lack of liquidity of our restricted securities may adversely affect our business.

      Our portfolio contains many securities which are subject to restrictions on sale because they were acquired from issuers in "private placement" transactions or because we are deemed to be an affiliate of the issuer. Unless an exemption from the registration requirements of the Securities Act of 1933 is available, we will not be able to sell these securities publicly without the expense and time required to register the securities under applicable federal and state securities laws. In addition, contractual or practical limitations may restrict our ability to liquidate our securities in portfolio companies, because we may own a relatively large percentage of the issuer’s outstanding securities. Sales may also be limited by unfavorable market conditions. The illiquidity of our investments may preclude or delay the disposition of such securities, which may make it difficult for us to obtain cash equal to the value at which we record our investments.

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

      Many of our portfolio companies have incurred substantial indebtedness in relation to their overall capital base. Such indebtedness often has a term that will require the balance of the loan to be refinanced when it matures. If portfolio companies cannot generate adequate cash flow to meet the principal and interest payments on their indebtedness, the value of our investments could be reduced or eliminated through foreclosure on the portfolio company’s assets or by the portfolio company’s reorganization or bankruptcy.

Fluctuations may occur in our quarterly results.

      Our quarterly operating results may fluctuate materially due to a number of factors including, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our portfolio companies’ markets, the ability to find and close suitable investments, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We may not continue to qualify for pass-through tax treatment.

     We may not qualify for conduit tax treatment as a RIC if we are unable to comply with the requirements of Subchapter M of the Code. If we fail to satisfy such requirements and cease to qualify for conduit tax treatment, we will be subject to federal taxes on our net investment income. To the extent we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value accordingly. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gain, we would have to establish appropriate reserves for taxes, at the end of the tax year, that we would have to pay on behalf of our shareholders. The loss of this pass-through tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

     Historically, we have distributed net investment income semi-annually. Our current intention is to continue these distributions of ordinary income to our shareholders. Also, historically, we have retained net realized capital gains, paid the resulting tax at the corporate level and retained the after-tax gains to supplement our equity capital and support continuing additions to our portfolio. Our shareholders then report such capital gains on their tax returns, receive credit for the tax we paid and are deemed to have reinvested the amount of the retained after-tax gain. We cannot assure you that we will achieve investment results or maintain a RIC tax status that will allow any specified level of cash distributions or our shareholders’ current tax treatment of realized and retained capital gains.

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

     Our common stock is listed on The Nasdaq Global Market ("NASDAQ"). Shareholders desiring liquidity may sell their shares on NASDAQ at current market value, which has often been below net asset value. Shares of closed-end investment companies frequently trade at discounts from net asset value, which is a risk separate and distinct from the risk that a fund’s performance will cause its net asset value to decrease.

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

     Selection, structuring and closing our investments depends upon the diligence and skill of our management, which is responsible for identifying, evaluating, negotiating, monitoring and disposing of our investments. Our management’s capabilities may significantly impact our results of operations. If we lose any member of our management team and he/she cannot be promptly replaced with an equally capable team member, our results of operations could be significantly impacted.

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

     We and our portfolio companies are subject to regulation by laws at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any changes in these laws and regulations or failure to comply with them could have a material adverse effect on our business. Certain of these laws and regulations pertain specifically to BDCs such as ours.

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

Item 2.     Properties

     We maintain our offices at 12900 Preston Road, Suite 700, Dallas, Texas, 75230, where we rent approximately 4,738 square feet of office space pursuant to a lease agreement expiring in February 2013. We believe that our offices are adequate to meet our current and expected future needs.

Item 3.     Legal Proceedings

   We are currently the subject of certain legal actions. In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial position.

   We, Capital Southwest Corporation and CSVC, have been named in a lawsuit filed on August 27, 2007 in the United States District Court of the Northern District of Texas, Dallas Division, against Heelys, Inc and their Chief Executive Officer, Chief Financial Officer, the directors who signed their registration statement with the Securities and Exchange Commission in connection with their December 7, 2006 initial public offering ("IPO"), and their underwriters for the IPO. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and the plaintiffs are seeking compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Similar suits were also filed in 2007 and 2008 in the United States District Court of the Northern District of Texas making substantially similar allegations under Sections 11, 12 and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge, and we expect that all the cases will be consolidated into a single action, with a consolidated complaint filed shortly thereafter. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants will pay Plaintiffs and a proposed plaintiff settlement class a total of $7.5 million, including attorneys' fees and expenses. Heelys, Inc. has reached an agreement in principal with its insurers for their insurance policies to fund the majority of this settlement amount. This settlement is subject to final documentation and approval by the Court. Heelys, Inc. expects that the proposed settlement will be submitted to the Court for preliminary approval within the next month. If the Court preliminarily approves the settlement, notice will be provided to shareholders, who will be provided an opportunity to object to the settlement or to opt out of the proposed settlement class.

  Heelys, Inc., its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with the IPO, along with us, Capital Southwest Corporation and CSVC, and the underwriters for the Heelys, Inc. IPO—are defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas. This lawsuit asserts claims that are substantially similar to those asserted in the consolidated class action described above. The petition alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 33(A), (C), and (F) of the Texas Securities Act. Defendants withdrew their previously-filed special exceptions to Plaintiff's petition seeking to have all claims dismissed, and discovery in this case is proceeding. The case is scheduled for trial in October 2009. While the Company cannot predict the outcome of this matter, the Company believes that the plaintiff's claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

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

     Our investment in portfolio securities includes fixed-rate debt securities which totaled $8,263,002 at March 31, 2009, equivalent to 2.1% of the value of our total investments. Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

     A portion of our investment portfolio consists of debt and equity securities of private companies. We anticipate little or no effect on the values of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly traded companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of our investment portfolio also consists of restricted common stocks of publicly traded companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuers of such restricted securities and the market valuations of comparable publicly traded companies. A portion of our investment portfolio also consists of unrestricted, freely marketable common stocks of publicly traded companies. These freely marketable investments, which are valued at the public market price, are directly exposed to equity price risks; in that a change in an issuer’s public market equity price would result in an identical change in the value of our investment in such security.

Item 8.     Financial Statements and Supplementary Data

     See Item 15 of this Form 10-K - "Exhibits and Financial Statement Schedules."

Selected Quarterly Financial Data (Unaudited)

                  The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2009 and 2008.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share amounts)
2009
Net investment income	$ 585	$ 429	$ 9,471	$ (302)	$ 10,183
Net realized gain (loss) on investments	--	(48)	10,762	42	10,756
Net decrease in unrealized
appreciation of investments	(257)	(30,970)	(67,136)	(60,884)	(159,247)
Net increase (decrease) in net assets
from operations	328	(30,589)	(46,903)	(61,143)	(138,307)
Net increase (decrease) in net assets
from operations per share	.08	(8.18)	(12.53)	(16.34)	(36.97)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share amounts)
2008
Net investment income	$ 641	$ 1,211	$ 1,806	$ 57	$ 3,715
Net realized gain (loss) on investments	326	403	(489)	--	240
Net increase (decrease) in unrealized
appreciation of investments	17,148	(138,129)	(64,798)	42,809	(142,970)
Net increase (decrease) in net assets
from operations	18,115	(136,515)	(63,481)	42,866	(139,015)
Net increase (decrease) in net assets
from operations per share	4.66	(35.10)	(16.32)	11.02	(35.74)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.     Controls and Procedures

(i)     Evaluation of Disclosure Controls and Procedures

    As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Chairman of the Board and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "1934 Act")). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation of our disclosure controls and procedures, our Chairman of the Board and President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(ii)     Internal Control Over Financial Reporting

(a)     Management’s report on internal control over financial reporting

    The Company's management report on internal control over financial reporting is set forth in our 2009 Annual Report and is incorporated herein by reference.

(b)     Attestation report of the registered public accounting firm

    Our independent registered public accountants, Grant Thornton LLP, audited the consolidated financial statements and have issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2009, which is set forth in our 2009 Annual Report and is incorporated herein by reference.

(c)     Changes in internal control over financial reporting

     There has been no changes in our internal control over financial reporting ("ICOFR")  (as defined in Rule 13a-15(f) of the SEC Act of 1934) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect our ICOFR.

Item 9B. Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

     The section of our 2009 Proxy Statement captioned "Nominees for Director" under "Proposal 1. Election of Directors" identifies members of our board of directors and nominees, and is incorporated in this Item 10 by reference.

      The names and ages of our executive officers as of June 2, 2009, together with certain biographical information, are as follows:

William M. Ashbaugh, age 54, has served as Senior Vice President since 2005 and Vice President since 2001. He previously served as Managing Director in the corporate finance departments of Hoak Breedlove Wesneski & Co. from 1998 to 2001, Principal Financial Securities from 1997 to 1998 and Southwest Securities from 1995 to 1997.

Gary L. Martin, age 62, was named Chairman of the Board in July 2008 and has served as President since July 2007, has been a director since July 1988 and has served as Vice President since 1984. He previously served as Vice President from 1978 to 1980. From 1979 to 2007, Mr. Martin served as President and Chief Executive Officer of The Whitmore Manufacturing Company, a wholly-owned portfolio company.

Jeffrey G. Peterson, age 35, was named Secretary and Compliance Officer in August 2007, has served as Vice President since 2005 and was an Investment Associate since 2001. He previously held positions with the investment banking division of Scott & Stringfellow, Inc. and the corporate lending division of Bank One.

Tracy L. Morris, age 43, was named Chief Financial Officer in July 2008, has served as Controller since 2007. She previously served as Controller of Best Merchant Partners, LP and Silverleaf Resorts, Inc.

William R. Thomas III, age 38, was named Assistant Vice President in July 2008, has served as Investment Associate since 2006. He previously served as a U.S. Air Force officer in varied positions including chief pilot of an airlift group, director of logistics operations and chief of aircraft development contracts. He has also served as a consultant for Investor Group Services, where he analyzed potential investments in mid-market companies.

     The sections of our 2009 Proxy Statement captioned "Meetings and Committees of the Board of Directors under "Proposal 1. Election of Directors" and "Report of the Audit Committee" identifies members of our audit committee of our board of directors and our audit committee financial expert, and are incorporated in this Item 10 by reference.

     The section of our 2009 Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated in this Item 10 by reference.

Code of Ethics

      We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that applies to all our directors, officers and employees. We have made the Code of Conduct and Ethics available on our website at www.capitalsouthwest.com. Shareholders may request a free copy of the Code of Conduct and Ethics from: Jeffrey G. Peterson, Corporate Secretary.

Item 11.     Executive Compensation

                    The information in the section of our 2009 Proxy Statement captioned "Compensation Discussion and Analysis" is incorporated in this Item 11 by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information in the sections of our 2009 Proxy Statement captioned "Stock Ownership of Certain Beneficial Owners" is incorporated in this Item 12 by reference.

      The table below sets forth certain information as of March 31, 2009 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our shareholders, and (ii) were not approved by our shareholders.

Equity Compensation Plan Information

	Number of Securities
	To Be Issued Upon	Weighted-Average Exercise	Number of Securities
	Exercise of	Price Of Outstanding	Remaining Available For
	Outstanding Options,	Options,	Future Issuance Under Equity
Plan Category	Warrants And Rights	Warrants And Rights	Compensation Plans

Equity	107,900	$114.767	0
compensation plans
approved by security
holders (1)
Equity	0	0	0
compensation plans
not approved by
security holders (2)	______	______	______
Total	107,900	$114.767	0

______

(1)	Includes the 1999 Stock Option Plan. For a description of this plan, please refer to Footnote 5 contained in our consolidated financial statements.
(2)	We have no equity compensation plans that were not approved by security holders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

     The information in the sections of our 2009 Proxy Statement captioned "Meetings and Committees of the Board of Directors" – "Committee Member Independence" and "Certain Relationships and Related Party Transactions" are incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

      The information in the sections of our 2009 Proxy Statement captioned "Proposal 2: Ratification of Appointment of Independent Registered Accounting Firm" and "Audit and Other Fees" are incorporated in this Item 14 by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1) The following information included in Exhibit 13.1 is herein incorporated by reference:
(A)	Portfolio of Investments – March 31, 2009
Consolidated Statements of Financial Condition - March 31, 2009 and 2008
Consolidated Statements of Operations - Years Ended March 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Net Assets - Years Ended March 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows - Years Ended March 31, 2009, 2008 and 2007
(B)	Notes to Consolidated Financial Statements
(C)	Notes to Portfolio of Investments
(D)	Selected Per Share Data and Ratios
(E)	Management’s Report on Internal Control over Financial Reporting
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
Gary L. Martin, Chairman of the Board and President

Date: May 29, 2009

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each of Capital Southwest Corporation and its Subsidiaries undersigned directors hereby constitutes and appoints Gary L. Martin, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary L. Martin	Chairman of the Board and President	May 29, 2009
Gary L. Martin	(chief executive officer)

/s/ Donald W. Burton	Director	May 29, 2009
Donald W. Burton

/s/ Graeme W. Henderson	Director	May 29, 2009
Graeme W. Henderson

/s/ Samuel B. Ligon	Director	May 29, 2009
Samuel B. Ligon

/s/ Gary L. Martin	Director	May 29, 2009
Gary L. Martin

/s/ John H. Wilson	Director	May 29, 2009
John H. Wilson

/s/ Tracy L. Morris	Chief Financial Officer	May 29, 2009
Tracy L. Morris	(chief financial/accounting officer)

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

3.1(b)	Articles of Amendment to Articles of Incorporation, dated July 20, 1987 (filed as an exhibit to Form N-SAR for the six month period ended September 30, 1987).

3.2	By-Laws of the Company, as amended (filed as Exhibit 3.2 to form 10-K for the fiscal year ended March 31, 2007).

4.1	Specimen of Common Stock certificate (filed as Exhibit 4.1 to Form 10-K for the fiscal year ended March 31, 2002).

10.1

The RectorSeal Corporation and Jet-Lube, Inc. Employee Stock Ownership Plan as revised and restated effective April 1, 2007 (filed as Exhibit 10.1 to form 10-K for the fiscal year ended March 31, 2007).

10.2

Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates as amended and restated effective April 1, 2006 (filed as Exhibit 10.2 to form 10-K for the fiscal year ended March 31, 2007).

10.3*	Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan as amended and restated effective January 1, 2008.

10.6	Form of Indemnification Agreement which has been established with all directors and executive officers of the Company (filed as Exhibit 10.9 to Form 8-K dated February 10, 1994).

10.7	Capital Southwest Corporation 1999 Stock Option Plan (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 2000).

10.8	Severance Pay Agreement with William M. Ashbaugh (filed as Exhibit 10.1 to Form 8-K dated July 18, 2005).

10.10	Severance Pay Agreement with Jeffrey G. Peterson (filed as Exhibit 10.4 to Form 8-K dated July 18, 2005).

10.11

Amendment One to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2006 (filed as Exhibit 10.11 to form 10-K for the fiscal year ended March 31, 2008).

13.1*	Selected Consolidated Financial Data.

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

31.1*	Certification of Chairman of the Board and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

32.1**

Certification of Chairman of the Board and President required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.