Form 10-Q
period 2009-06-30
CAPITAL SOUTHWEST CORP
filed 2009-08-06
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings). Yes __  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,741,638 shares of Common Stock, $1 par value, as of July 31, 2009

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Consolidated Statements of Financial Condition
June 30, 2009 (Unaudited) and March 31, 2009	3

Consolidated Statements of Operations (Unaudited)
For the three months ended June 30, 2009 and
June 30, 2008	4

Consolidated Statements of Changes in Net Assets
For the three months ended June 30, 2009 (Unaudited) and year ended
March 31, 2009	5

Consolidated Statements of Cash Flows (Unaudited)
For the three ended June 30, 2009 and
June 30, 2008	6

Consolidated Statement of Investments
June 30, 2009	7

Notes to Consolidated Financial Statements	12

ITEM 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosure About
Market Risk	22

ITEM 4. Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1 Legal Proceedings	23

ITEM 1A. Risk Factors	24

ITEM 6. Exhibits	24

Signatures	25

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

Assets	June 30, 2009	March 31, 2009
	(Unaudited)
Investments at market or fair value
Companies more than 25% owned
(Cost: June 30, 2009 - $29,358,245,
March 31, 2009 - $29,208,246)	$290,373,575	$286,488,248
Companies 5% to 25% owned
(Cost: June 30, 2009 - $20,757,243,
March 31, 2009 - $20,412,243)	66,733,010	66,388,010
Companies less than 5% owned
(Cost: June 30, 2009 - $42,187,290,
March 31, 2009 - $39,718,702)	52,741,295	43,758,765
Total investments
(Cost: June 30, 2009- $92,302,778,
March 31, 2009 - $89,339,191)	409,847,880	396,635,023
Cash and cash equivalents	10,519,695	14,721,730
Receivables
Dividends and interest	794,372	498,506
Affiliates	285,320	16,706
Pension assets	5,561,726	5,468,861
Other assets	187,784	202,313
Totals	$427,196,777	$417,543,139

Liabilities and Shareholders' Equity

Other liabilities	$ 285,546	$ 253,294
Pension liability	963,986	934,427
Deferred income taxes	1,609,252	1,092,427
Total liabilities	2,858,784	2,280,148

Shareholders' equity
Common stock, $1 par value: authorized,
5,000,000 shares; issued, 4,326,516 shares
at June 30, 2009 and March 31, 2009	4,326,516	4,326,516
Additional capital	124,449,138	124,571,029
Undistributed net investment income	1,911,263	2,963,640
Undistributed net realized loss on investments	42,622	42,622
Unrealized appreciation of investments	317,545,102	307,295,832
Treasury stock - at cost 584,878 shares at June
30, 2009 and March 31, 2009	(23,936,648)	(23,936,648)
Net assets at market or fair value, equivalent
to $113.41 per share at June 30, 2009 and
$110.98 per share at March 31, 2009 on the
3,741,638 shares outstanding	424,337,993	415,262,991
Totals	$427,196,777	$417,543,139

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30
	2009	2008
Investment income:
Interest	$ 322,808	$ 349,852
Dividends	584,370	657,480
Management and directors' fees	282,750	231,000
	1,189,928	1,238,332

Operating expenses:
Salaries	314,531	250,450
Net pension benefit	(63,306)	(81,837)
Other operating expenses	472,225	457,233
	723,450	625,846

Income before income taxes	466,478	612,486
Income tax expense	22,200	27,287

Net investment income	$ 444,278	$ 585,199

Proceeds from disposition of investments	$ –	$ –
Net realized gain on investments	–	–

Net increase (decrease) in unrealized appreciation
of investments	10,249,270	(257,114)

Net realized and unrealized gain (loss) on investments	$10,249,270	$ (257,114)

Increase in net assets from operations	$10,693,548	$ 328,085

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets

	Three Months Ended	Year Ended
	June 30, 2009	March 31, 2009
	(Unaudited)
Operations
Net investment income	$ 444,278	$ 10,183,455
Net realized gain on investments	–	10,756,302
Net increase (decrease) in unrealized appreciation
of investments	10,249,270	(159,247,203)
Increase (decrease) in net assets from operations	10,693,548	(138,307,446)

Distributions from:
Undistributed net investment income	(1,496,655)	(12,256,745)
Deemed distributed to shareholders	–	(8,646,560)

Capital share transactions:
Allocated increase in share value for
deemed distribution	–	8,646,560
Change in pension plan funded status	(263,416)	(1,473,329)
Stock option expense	141,525	503,645
Treasury stock	–	(16,903,346)
Increase (decrease) in net assets	9,075,002	(168,437,221)

Net assets, beginning of period	415,262,991	583,700,212

Net assets, end of period	$424,337,993	$415,262,991

    The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30
	2009	2008
Cash flows from operating activities
Increase in net assets from operations	$10,693,548	$ 328,085
Adjustments to reconcile increase in net
assets from operations to net cash
provided by (used in) operating activities:
Proceeds from repayment of debt securities	3,000,000	–
Purchases of securities	(5,963,588)	(109,541)
Depreciation and amortization	7,653	9,269
Net pension benefit	(63,306)	(81,837)
Net (increase) decrease in unrealized appreciation
of investments	(10,249,270)	257,114
Stock option expense	141,525	87,989
Increase in receivables	(333,271)	(24,136)
Decrease in other assets	6,876	2,578
Increase in other liabilities	32,253	520,375
Decrease in accrued pension liability	–	(34,467)
Increase in deferred income taxes	22,200	28,500
Net cash provided by (used in) operating activities	(2,705,380)	983,929

Cash flows from financing activities
Distributions from undistributed net investment income	(1,496,655)	(1,555,660)
Purchase of treasury stock	–	(724,479)
Net cash used in financing activities	(1,496,655)	(2,280,139)
Net decrease in cash and cash equivalents	(4,202,035)	(1,296,210)
Cash and cash equivalents at beginning of period	14,721,730	31,327,758
Cash and cash equivalents at end of period	$10,519,695	$30,031,548

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ –	$ –
Income taxes	$ –	$ –

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Investments

June 30, 2009

Company	Investment (a)	Cost	Value (b)
†ALAMO GROUP INC.	2,830,300 shares common stock (acquired 4-1-73 thru 5-25-07)	$ 2,190,937	$ 22,642,400
Seguin, Texas
Tractor-mounted mowing and mobile
excavation equipment for governmental,
industrial and agricultural markets; street-
sweeping equipment for municipalities.

ALL COMPONENTS, INC.	8.25% subordinated note due 2012 (acquired 6-27-07)	6,000,000	6,000,000
Austin, Texas	150,000 shares Series A Convertible Preferred Stock, convertible into
Electronics contract manufacturing;	600,000 shares of common stock at $0.25 per share (acquired 9-16-94)	150,000	1
distribution and production of memory	Warrants to purchase 350,000 shares of common stock at $11.00 per
and other components for computer	share, expiring 2017 (acquired 6-27-07)	–	–
manufacturers, retailers and value-added		6,150,000	6,000,001
resellers.

ATLANTIC CAPITAL BANCSHARES, INC.	300,000 shares common stock (acquired 4-10-07)	3,000,000	3,000,000
Atlanta, Georgia
Holding company of Atlantic Capital Bank,
a full service commercial bank.

BALCO, INC.	445,000 shares common stock and 60,920 shares Class B non-voting
Wichita, Kansas	common stock (acquired 10-25-83 and 5-30-02)	624,920	8,000,000
Specialty architectural products used in
the construction and remodeling of
commercial and institutional buildings.

BOXX TECHNOLOGIES, INC.	3,125,354 shares Series B Convertible Preferred Stock, convertible
Austin, Texas	into 3,125,354 shares of common stock at $0.50 per share
Workstations for computer graphic	(acquired 8-20-99 thru 8-8-01)	1,500,000	2
imaging and design.

CMI HOLDING COMPANY, INC.	10% convertible subordinated note, due 2009 (acquired 7-2-07
Richardson, Texas	thru 10-9-07)	2,708,347	1,345,000
Owns Chase Medical, which develops	2,327,658 shares Series A Convertible Preferred Stock,
and sells devices used in cardiac surgery	convertible into 2,327,658 shares of common stock at $1.72
to relieve congestive heart failure; develops	per share (acquired 8-21-02 and 6-4-03)	4,000,000	2
and supports cardiac imaging systems.	Warrants to purchase 109,012 shares of common stock at $1.72 per
	share, expiring 2012 (acquired 4-7-04)	–	–
	Warrant to purchase 575,975 shares of Series A-1 Convertible
	Preferred Stock at $1.72 per share, expiring 2017 (acquired 7-2-07)	–	–
	Warrant to purchase 60,174 shares of Series A-1 Convertible
	Preferred Stock at $1.72 per share, expiring 2019 (acquired 6/9/09)	–	–
		6,708,347	1,345,002

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Investments

June 30, 2009

(continued)

Company	Investment (a)	Cost	Value (b)
CINATRA CLEAN TECHNOLOGIES, INC.	10% subordinated secured promissory note (acquired 7-14-08
Houston, Texas	thru 6-16-09)	$ 4,834,432	$ 4,834,432
Cleans above ground oil storage tanks	1,128,649 shares Series A Convertible Preferred Stock, convertible
with a patented, automated system.	into 1,128,649 shares common stock at $1.00 per share
	(acquired 7-14-08 and 11-19-08)	1,128,649	1,128,649
		5,963,081	5,963,081

DENNIS TOOL COMPANY	20,725 shares 5% Convertible Preferred Stock, convertible into
Houston, Texas	20,725 shares of common stock at $48.25 per share (acquired 8-10-98)	999,981	999,981
Polycrystalline diamond compacts (PDCs)	140,137 shares common stock (acquired 3-7-94 and 8-10-98)	2,329,963	2,868,000
used in oil field drill bits and in mining		3,329,944	3,867,981
and industrial applications.

†ENCORE WIRE CORPORATION	4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	65,388,000
McKinney, Texas
Electric wire and cable for residential,
commercial and industrial construction use..

EXTREME INTERNATIONAL, INC.	13,035 shares Series A common stock (acquired 9-26-08 and
Sugar Land, Texas	12-18-08)	325,875	527,102
Owns Bill Young Productions, Texas	39,359 shares Series C Convertible Preferred Stock, convertible
Video and Post, and Extreme	into 157,436.72 shares of common stock at $25.00 per share
Communications, which produce radio	(acquired 9-30-03)	2,625,000	6,366,336
and television commercials and	3,750 shares 8% Series A Convertible Preferred Stock, convertible into
corporate communications videos.	15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	606,562
		3,325,875	7,500,000

†HEELYS, INC.	9,317,310 shares common stock (acquired 5-26-00)	102,490	16,305,293
Carrollton, Texas
Heelys stealth skate shoes, equipment
and apparel sold through sporting goods
chains, department stores and footwear
retailers.

†HOLOGIC, INC.	‡632,820 shares common stock (acquired 8-27-99)	220,000	9,011,357
Bedford, Massachusetts
Medical instruments including bone
densitometers, mammography devices
and digital radiography systems.

LIFEMARK GROUP	1,449,026 shares common stock (acquired 7-16-69)	4,510,400	71,000,000
Hayward, California
Cemeteries, mausoleums and mortuaries
located in northern California.

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Investments

June 30, 2009

(continued)

Company	Investment (a)	Cost	Value (c)
MEDIA RECOVERY, INC.	800,000 shares Series A Convertible Preferred Stock,
Dallas, Texas	convertible into 800,000 shares of common stock at
Computer datacenter and office automation	$1.00 per share (acquired 11-4-97)	$ 800,000	$ 2,500,000
supplies and accessories; impact, tilt	4,000,002 shares common stock (acquired 11-4-97)	4,615,000	12,300,000
monitoring and temperature sensing		5,415,000	14,800,000
devices to detect mishandling shipments;
dunnage for protecting shipments.

PALLETONE, INC.	12.3% senior subordinated notes due 2012 (acquired 9-25-06)	1,553,150	2
Bartow, Florida	150,000 shares common stock (acquired 10-18-01)	150,000	2
Manufacturer of wooden pallets and	Warrant to purchase 15,294 shares of common stock at $1.00
pressure-treated lumber.	per share, expiring 2011 (acquired 2-17-06)	45,746	–
		1,748,896	4

†PALM HARBOR HOMES, INC.	7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95)	10,931,955	9,818,902
Dallas, Texas	Warrant to purchase 286,625 shares of common stock
Integrated manufacturing, retailing,	at $3.14 per share, expiring 2019 (acquired 4-24-09)	–	–
financing and insuring of manufactured		10,931,955	9,818,902
housing and modular homes.

THE RECTORSEAL CORPORATION	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	107,200,000
Houston, Texas
Specialty chemicals for plumbing, HVAC,
electrical, construction, industrial, oil field
and automotive applications; smoke contain-
ment systems for building fires; also owns 20%
of The Whitmore Manuacturing Company.

TCI HOLDINGS, INC.	21 shares 12% Series C Cumulative Compounding Preferred	–	677,250
Denver, Colorado	stock (acquired 1-30-90)
Cable television systems and microwave
relay systems.

†TEXAS CAPITAL BANCSHARES, INC.	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	7,574,978
Dallas, Texas
Regional bank holding company with
banking operations in six Texas cities.

TRAX HOLDINGS, INC.	1,061,279 shares Series A Convertible Preferred Stock, convertible	5,000,000	5,000,000
Scottsdale, Arizona	into 1,061,279 common stock at $4.71 per share (acquired 12-08-08
Provides a comprehensive set of solutions	and 2-17-09)
to improve the transportation validation,
accounting, payment and information
management process.

VIA HOLDINGS, INC.	9,118 shares Series B Preferred Stock (acquired 9-19-05)	4,559,000	2
Sparks, Nevada	1,118 shares Series C Preferred Stock (acquired 11-01-07)	281,523	2
Designer, manufacturer and distributor		4,840,523	4
of high-quality office seating.

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Investments

June 30, 2009

(continued)

Company	Investment (a)	Cost	Value (b)
WELLOGIX, INC.	4,788,371 shares Series A-1 Convertible Participating Preferred
Houston, Texas	Stock, convertible into 4,788,371 shares of common stock at
Developer and supporter of software	$1.0441 per share (acquired 8-19-05 thru 6-15-08)	$ 5,000,000	$ 2
used by the oil and gas industry.

THE WHITMORE MANUFACTURING	80 shares common stock (acquired 8-31-79)	1,600,000	36,000,000
COMPANY
Rockwall, Texas
Specialized surface mining, railroad and
industrial lubricants; coatings for automobiles
and primary metals; fluid contamination
control devices.

MISCELLANEOUS	–Ballast Point Ventures II, L.P. – 2.6% limited partnership interest
	(acquired 8-4-08 thru 4-23-09)	525,000	525,000
	–BankCap Partners Fund I, L.P. – 6.0% limited partnership interest
	(acquired 7-14-06 thru 6-18-09)	5,513,837	5,513,837
	–CapitalSouth Partners Fund III, L.P. – 2.8% limited partnership interest
	(acquired 1-22-08 and 2-12-09)	831,256	831,256
	–Diamond State Ventures, L.P. – 1.9% limited partnership interest
	(acquired 10-12-99 thru 8-26-05)	111,000	111,000
	–Discovery Alliance, LLC – 90.0% limited liability company
	(acquired 9-12-08 thru 6-01-09)	600,000	600,000
	–First Capital Group of Texas III, L.P. – 3.0% limited partnership
	interest (acquired 12-26-00 thru 8-12-05)	964,604	684,748
	–Humac Company – 1,041,000 shares common stock (acquired 1-31-75
	and 12-31-75)	–	139,000
	–STARTech Seed Fund I – 12.1% limited partnership interest (acquired
	4-17-98 thru 1-5-00)	178,066	1
	–STARTech Seed Fund II – 3.2% limited partnership interest (acquired
	4-28-00 thru 2-23-05)	950,000	1
	–Sterling Group Partners I, L.P. – 1.7% limited partnership interest
	(acquired 4-20-01 thru 1-24-05)	1,064,042	348,780
TOTAL INVESTMENTS		$92,302,778	$409,847,880
†Publicly-owned company	‡Unrestricted securities as defined in Note (b)

Notes to Consolidated Statement of Investments
(Unaudited)

(a) Definitions
Unrestricted securities (indicated by ±) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restriction on resale and are not freely marketable. At June 30, 2009, restricted securities represented approximately 96.0% of the value of the consolidated investment portfolio.

(b) Investment Valuation Policy

              Our investments are carried at fair value in accordance with the Investment Company Act of 1940 (the “1940 Act”) and SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities, for which the market quotations are readily available, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date; and restricted publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors.

Notes to Consolidated Statement of Investments
(continued)

                 We adopted SFAS No. 157 on April 1, 2008 (see footnote 3 in “Notes to Consolidated Financial Statements,” page 12). SFAS No. 157 provides a framework for measuring the fair value of assets and liabilities. SFAS No. 157 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used for valuation. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

                 Partnership Interests and Common Equity including unrestricted marketable securities, which are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date and restricted marketable securities for which there is a public market, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date adjusted in good faith by our Board of Directors if they deem a discount or premium would be likely or obtainable upon a sale or transfer of our interest. For those without a principal market, the Board of Directors considers the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer’s securities; the values of similar securities issued by companies in similar businesses; the proportion of the issuer’s securities owned by the Company; protective put analysis based on the Black-Scholes option pricing model; the nature and duration of resale restrictions; and the nature of any rights enabling the Company to require the issuer to register restricted securities under applicable securities laws. In determining the fair value of restricted securities, the Board of Directors considers the inherent value of such securities without regard to the restrictive feature and adjusts for any diminution in value resulting from restrictions on resale.

                 Preferred Equity is valued on the basis of the price (bond value) the security would carry in the absence of the conversion feature plus the value allocable to the conversion feature (conversion value).

                 Equity Warrants are valued on the basis of accepted formulas derived from empirical studies which define the market value of a warrant in relation to the market price of its common stock. These formulas measure the “option value” of a warrant as well as its “exercise value” (the amount, if any, by which the value of the stock exceeds the exercise price of the warrant). In applying such formulas, the market price of the stock is usually discounted to reflect the fact that the stock is restricted and the calculated value of the warrant itself may be discounted (if deemed appropriate) to reflect its restrictive nature. Generally, the option value is excluded if the formula indicates (1) the warrant expires within six months, (2) the market price of the stock (discounted) is less than one-half of the exercise price of the warrant, or (3) the market price of the stock (discounted) is more than two times the amount of the exercise price of the warrant.

Notes to Consolidated Statement of Investments
(Unaudited)

1.              The Company

Capital Southwest Corporation (“CSC” or the “Company”) was organized as a Texas corporation on April 19, 1961. Until September 1969, we operated as a licensee under the Small Business Investment Act of 1958. At that time, we transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC") certain assets and our license as a small business investment company ("SBIC"). CSVC is a closed-end, non-diversified investment company of the management type registered under the Investment Company Act of 1940 (the “1940 Act”). Prior to March 30, 1988, we were registered as a closed-end, non-diversified investment company under the 1940 Act. On that date, we elected to become a business development company subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980. Because we wholly own CSVC, the portfolios of both entities are referred to collectively as “our,” “we” and “us.” Capital Southwest Management Company (“CSMC”), a wholly-owned subsidiary of CSC, is the management company for CSC and CSVC. CSMC generally incurs all normal operating and administrative expenses, including but not limited to salaries and related benefits, rent, equipment and other administrative costs required for its day-to-day operations.

Our portfolio is a composite of companies in which we have major interests as well as a number of developing companies and marketable securities of established publicly-owned companies. We make available significant managerial assistance to the companies in which we invest and believe that providing material assistance to such investee companies is critical to their business development activities. When appropriate CSMC receives a monthly fixed fee for their management services provided to the portfolio companies.

2.             Unaudited Interim Consolidated Financial Statements

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

The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission (“SEC”). Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although we believe that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

3.             Summary of Significant Accounting Policies

Fair Value Measurements The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157” or the “Statement”), on April 1, 2008. SFAS 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value.

Notes to Consolidated Financial Statements

(continued)

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

Cash and Cash Equivalents All temporary cash investments having a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents include all highly liquid investments with an original maturity of three months or less. We maintain cash and cash equivalents at several financial institutions, which at times may not be federally insured or may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts.

Segment Information The Company operates and manages its business in a singular segment. As an investment company, the Company invests in portfolio companies in various industries and geographic areas as presented in the portfolio of investments.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Federal Income Taxes CSC and CSVC intend to comply with the requirements of the Internal Revenue Code (IRC) necessary to qualify as regulated investment companies (RICs). By meeting these requirements, they will not be subject to corporate federal income taxes on ordinary income distributed to shareholders. The Company’s policy is to retain and pay the 35% corporate tax on realized long-term capital gains. For investment companies that qualify as RICs under the IRC, federal income taxes payable on security gains that the company elects to retain are accrued only on the last day of the tax year, December 31. Therefore, CSC and CSVC made no provision for federal income taxes on such gains and net investment income in their financial statements.

CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate.

Notes to Consolidated Financial Statements

(continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on April 1, 2007, which had no effect on the Company’s financial statements.

Deferred Taxes The Company sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates. Deferred taxes related to the qualified defined benefit pension plan are recorded as incurred.

Stock-Based Compensation In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which revised SFAS 123. SFAS 123R also supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R eliminates the alternative to account for employee stock options under APB 25 and requires that the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the vesting period.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting.

Effective April 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. The Company recognizes compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.

Defined Pension Benefits and Other Postretirement Plans Effective March 31, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132R (SFAS 158). SFAS 158 is required to be adopted on a prospective basis and prior year financial statements and related disclosures are not permitted to be restated. SFAS 158 requires an employer that sponsors one or more postretirement defined benefit plan(s) to (1) recognize the funded status of postretirement defined benefit plans – measured as the difference between the fair value of plan assets and the benefit obligations – in its balance sheet; (2) recognize changes in the funded status of postretirement defined benefit plans in shareholder’s equity in the year in which the changes occur; and measure postretirement defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. The Company presently uses March 31 as the measurement date for all of its postretirement defined benefit plans.

4.             Investments

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

Notes to Consolidated Financial Statements

(continued)

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for publicly traded unrestricted securities. Such investments are valued at the closing price for listed securities and at the lower of the closing bid price or the closing sale price for over-the-counter (NASDAQ) securities on the valuation date.

•

Level 2: Level 2 inputs are inputs other than the quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using level 2 inputs as of June 30, 2009.

•

Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See “Notes to Portfolio of Investments” (c) on page 11 for the investment policy used to determine the fair value of these investments.

The following fair value hierarchy table sets forth our investment portfolio by level as of June 30, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Debt	$ -	$ -	$ 12.2	$ 12.2
Partnership Interests	-	-	8.6	8.6
Preferred Equity	-	-	16.6	16.6
Common Equity	16.6	-	355.9	372.5
Equity Warrants	-	-	-	-
Total Investments	$16.6	$ -	$393.3	$409.9

 The following table sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the quarter ended June 30, 2009 (in millions):

	Beginning Balance	Unrealized Gain (Loss)	Purchases, Sales, Issuance & Settlement	Ending Balances
Debt	$ 8.3	$ 3.0	$0.9	$ 12.2
Partnership Interests	6.7	(0.2)	2.1	8.6
Preferred Equity	15.8	0.8	-	16.6
Common Equity	352.1	3.8	-	355.9
Total Investments	$382.9	$7.4	$3.0	$393.3

Notes to Consolidated Financial Statements

(continued)

5.             Income Taxes

We operate to qualify as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must annually distribute at least 90% of our taxable ordinary income, based on our tax year, to our shareholders in a timely manner. Ordinary income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions” discussed below. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax fiscal years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. Additionally, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year. We have a calendar tax year end of December 31. For the tax years ended December 31, 2008 and 2007, CSC and CSVC qualified to be taxed as RICs. We intend to meet the applicable qualifications to be taxed as a RIC in future years. Management feels it is probable that we will maintain our RIC status for a period longer than one year. However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

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

6.             Stock-Based Compensation

Effective April 1, 2006, we adopted SFAS 123R using the modified prospective transition method. We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Accordingly, for the three months ended June 30, 2009, we recognized compensation expense of $141,525.

As of June 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options was $2,221,402, which will be amortized over the weighted-average service period of approximately 4.4 years.

Notes to Consolidated Financial Statements

(continued)

7.             Employee Stock Option Plan

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

At June 30, 2009, there were no shares available for grant under the Plan. The following table summarizes the price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
May 15, 2006	$ 31.28	0.64%	5.08%	21.1%	7
July 17, 2006	$ 33.05	0.61%	5.04%	21.2%	7
July 16, 2007	$ 41.78	0.39%	4.95%	19.9%	5
July 21, 2008	$ 27.35	0.67%	3.41%	20.2%	5
July 30, 2008	$ 29.93	0.62%	3.36%	20.2%	5

     The following table summarizes activity in the Plan as of June 30, 2009:

	Number	Weighted-Average
	of shares	Exercise Price
Balance at March 31, 2009	107,900	$ 114.78
Granted	–	–
Exercised	–	–
Canceled	–	–
Balance at June 30, 2009	107,900	$ 114.78

                 At June 30, 2009, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.00 to $152.98 and 4.4 years, respectively. No options were exercised during the three months ended June 30, 2009.

                At June 30, 2009, the number of options exercisable was 21,445 and the weighted-average exercise price of those options was $97.00.

Notes to Consolidated Financial Statements

(continued)

8.                 Summary of Per Share Information

	Three Months Ended
	June 30
	2009	2008
Investment income	$ .32	$ .32
Operating expenses	(.19)	(.16)
Interest expense	–	–
Income taxes	(.01)	(.01)
Net investment income	.12	.15
Distributions from undistributed
net investment income	(.40)	(.40)
Net realized gain (loss) on investments	–	–
Net increase (decrease) in unrealized
appreciation of investments	2.74	(.07)
Treasury stock repurchase *	–	.06
Stock option expense	.04	.02
Change in pension plan funded status	(.07)	–
Increase (decrease) in net asset value	2.43	(.24)
Net asset value:
Beginning of period	110.98	150.09
End of period	$113.41	$$149.85

Shares outstanding at end of period
(000s omitted)	3,742	3,882

*      Net increase is due to purchases of Common Stock at prices less than beginning period net asset value.

9.             Contingencies

From time to time the Company may be liable for claims against its portfolio companies. We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

10.           Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value Instruments” (“FSP No. 107-1”), which expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods for publicly traded entities. FSP No. 107-01 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. FSP No. 107-01 is effective for interim reporting periods ending after June 15, 2009. The guidance provided by FSP No. 107-01 is consistent with our approach to disclosing the fair values of our financial instruments on an interim basis.

Notes to Consolidated Financial Statements

(continued)

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), which provides additional guidance in determining when observable transaction prices or quoted prices in markets that have become less active require significant adjustment to fair value. FSP 157-4 also requires entities to disclose inputs and valuation techniques used to measure fair value and changes in valuation techniques and related inputs, if any, on an interim and annual basis. FSP 157-4 is effective for reporting periods ending after June 15, 2009. The guidance provided by FSP 157-4 is consistent with Capital Southwest’s approach to valuing financial assets for which there are no active markets and transactions that are not orderly.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of SFAS 162” (“SFAS 168”). SFAS 168 replaces SFAS 162 and establishes the FASB Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conforming with GAAP. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim or annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on our consolidated financial statements.

11.        Subsequent Events

The Company has evaluated all subsequent events through August 6, 2009, the date of the filing of this Form 10-Q.

On July 13, 2009, we made a $4,000,000 investment in iMemories, Inc., a privately held Scottsdale, AZ company providing a consumer marketplace, through its website, for preserving, storing and sharing digitized personal videos and photos.

On July 20, 2009, our shareholders approved the Capital Southwest Corporation 2009 Stock Incentive Plan (the “Plan”). The Plan approved by the shareholders contained provisions permitting the grant of restricted stock (which are entitled to receive dividends prior to vesting); however, prior to our annual meeting, we filed requests for exemptive orders from the SEC which requested exemptions from provisions of the Investment Company Act of 1940 (the “1940 Act”) to allow the issuance by us under the Plan of restricted stock and the participation of non-employee directors in the Plan. If the orders are issued granting these exemptions, the Plan will be operated in accordance with any conditions or limitations set forth by the SEC in its orders. To the extent we do not receive the requested exemptions, the Plan will be operated in a manner so as to comply with all provisions of the 1940 Act from which we have not received exemptive relief, and could mean that we would not be able to issue restricted stock under the Plan or allow non-employee directors to participate in the Plan.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

    Net asset value at June 30, 2009 was $424,337,993, equivalent to $113.41 per share. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the June 30, 2009 net asset value reflects a decrease of 20.6% during the past twelve months.

	June 30,	June 30,
	2009	2008
Net assets	$424,337,993	$581,836,149
Shares outstanding	3,741,638	3,882,666
Net assets per share	$113.41	$149.85

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

Net Investment Income

Interest income of $322,808 for the three months ended June 30, 2009 decreased from $349,852 in the year-ago period due to a decrease in excess cash and interest rates. During the three months ended June 30, 2009 and 2008, we recorded dividend income from the following sources:

	Three Months Ended
	June
	2009	2008
Alamo Group Inc.	$169,817	$169,818
Dennis Tool Company	12,500	12,500
Encore Wire Corporation	81,735	81,735
Kimberly-Clark Corporation	0	44,764
The RectorSeal Corporation	240,000	240,000
TCI Holdings, Inc.	20,318	20,318
The Whitmore Manufacturing Company	60,000	60,000
Other	0	28,345
	$584,370	$657,480

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Net Increase (Decrease) in Unrealized Appreciation of Investments

     Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended
	June 30
	2009	2008
All Components, Inc.	$3,000,000	$ –
Balco, Inc.	1,400,000	–
Encore Wire Corporation	–	14,303,625
Heelys, Inc.	2,329,328	–
Palm Harbor Homes, Inc.	1	3,927,561
The RectorSeal Corporation	–	(15,000,000)
Texas Capital Bancshares, Inc.	2,066,348	(430,897)

During the three months ended June 30, 2009, the value of our investments in All Components, Inc. and Balco, Inc. increased by $3,000,000 and $1,400,000, respectively. The increase in All Components, Inc. is the result of debt reduction on its senior credit facility; while the increase in our value of Balco, Inc. is due to strong results for its fiscal year ended June 30, 2009. Additionally, our investments in Heelys, Inc. and Texas Capital Bancshares, Inc. increased $2,329,328 and $2,066,348, respectively, due primarily to the increases in their respective stock prices at June 30, 2009.

Portfolio Investments

During the quarter ended June 30, 2009, we made investments of $5,963,588 in existing portfolio companies.

We have agreed, subject to certain conditions, to invest up to $10,219,482 in eight portfolio companies.

Financial Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of approximately $10.5 million. Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $5.3 million held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to the SBA’s approval of its credit application, CSVC would be entitled to borrow up to $20.6 million. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 40 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $16.6 million of our investment portfolio is represented by unrestricted publicly-traded securities, and represent a source of liquidity.

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

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the first quarter of 2009 to the critical accounting policies or the areas that involve the use of significant judgments and estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Recent Developments

On July 13, 2009, we made a $4,000,000 investment in iMemories, Inc., a privately held Scottsdale, AZ company providing a consumer marketplace, through its website, for preserving, storing and sharing digitized personal videos and photos.

On July 20, 2009, our shareholders approved the Capital Southwest Corporation 2009 Stock Incentive Plan (the “Plan”), as described in footnote 11 of our Notes to Consolidated Financial Statements.

Forward-Looking Statements

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” “might,” “could,” “continue” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in this Form 10-Q, and in our Form 10-K for the year ended March 31, 2009. The forward-looking statements made in this Form 10-Q related only to events as of the date on which the statements are made. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $12,179,434 at June 30, 2009, equivalent to 3.0% of the value of our total investments. Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

(continued)

A portion of our investment portfolio consists of debt and equity securities of private companies. We anticipate little or no effect on the values of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of our investment portfolio also consists of restricted common stock of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuers of such restricted securities and the market valuations of comparable publicly-owned companies. A portion of our investment portfolio also consists of unrestricted, freely marketable common stock of publicly-owned companies. These freely marketable investments, which are valued at the public market price, are directly exposed to equity price risks in that a change in an issuer’s public market equity price would result in an identical change in the fair value of our investment in such security.

Item 4.     Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chairman of the Board and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chairman of the Board and President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Chairman of the Board and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure.

During the fiscal quarter ended June 30, 2009, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are currently the subject of certain legal actions. In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial position.

We, Capital Southwest Corporation and CSVC, have been named in a lawsuit filed on August 27, 2007 in the United States District Court of the Northern District of Texas, Dallas Division, against Heelys, Inc. and their Chief Executive Officer, Chief Financial Officer, the directors who signed their registration statement with the Securities and Exchange Commission in connection with their December 7, 2006 initial public offering (“IPO”), and their underwriters for the IPO. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and the plaintiffs are seeking compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Similar suits were also filed in 2007 and 2008 in the United States District Court of the Northern District of Texas making substantially similar allegations under Sections 11, 12 and 15 of the Securities Act of 1933, and seeking substantially similar damages.

Item 1.      Legal Proceedings
(continued)

These lawsuits have been transferred to a single judge, and we expect that all the cases will be consolidated into a single action, with a consolidated complaint filed shortly thereafter. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants agreed to institute certain corporate governance changes and to pay plaintiffs’ counsel attorneys’ fees and expenses of $1 million. Heelys, Inc. has also reached an agreement in principal with its insurers for their insurance policies to fund the majority of this settlement amount. This settlement is subject to final documentation and approval by the Court. Heelys, Inc. has submitted the proposed settlement to the Court for preliminary approval. If the Court preliminarily approves the settlement, notice will be provided to shareholders, who will be provided an opportunity to object to the settlement or to opt out of the proposed settlement class.

              Heelys, Inc., its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with its December 7, 2006 initial public offering (the "IPO")—along with us, Capital Southwest Corporation and CSVC, and the underwriters for the Heelys, Inc. IPO—are defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas. This lawsuit asserts claims that are substantially similar to those asserted in the consolidated class action described above. The petition alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 33(A), (C), and (F) of the Texas Securities Act. Defendants withdrew their previously-filed special exceptions to Plaintiff's petition seeking to have all claims dismissed, and discovery in this case is proceeding. The case is scheduled for trial in October 2009. While the Company cannot predict the outcome of this matter, the Company believes that the plaintiff's claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits.

Item 1A. Risk Factors

There have been no material changes to our risk factors disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

CAPITAL SOUTHWEST CORPORATION

Date:	August 6, 2009	By:	/s/ Gary L. Martin
Gary L. Martin, Chairman of the Board and President

Date:	August 6, 2009	By:	/s/ Tracy L. Morris
Tracy L. Morris, Chief Financial Officer