Form 10-Q
period 2009-09-30
CAPITAL SOUTHWEST CORP
filed 2009-11-05
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings). Yes   ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	Accelerated filer	X	Non-accelerated filer
Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,741,638 shares of Common Stock, $1 par value, as of October 30, 2009

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities
September 30, 2009 (Unaudited) and March 31, 2009	3

Consolidated Statements of Operations (Unaudited)
For the three months and six months ended September 30, 2009 and
September 30, 2008	4

Consolidated Statements of Changes in Net Assets (Unaudited)
For the six months ended September 30, 2009 and
September 30, 2008	5

Consolidated Statements of Cash Flows (Unaudited)
For the three and six months ended September 30, 2009 and
September 30, 2008	6

Consolidated Portfolio of Investments (Unaudited)
September 30, 2009	7

Notes to Consolidated Financial Statements	12

ITEM 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosure About
Market Risk	24

ITEM 4. Controls and Procedures	24

PART II. OTHER INFORMATION

ITEM 1 Legal Proceedings	25

ITEM 1A. Risk Factors	25

ITEM 4. Submission of Matters to Vote of Security Holders	26

ITEM 6. Exhibits	26

Signatures	27

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Assets and Liabilities

Assets	September 30, 2009	March 31, 2009
	(Unaudited)
Investments at market or fair value
Companies more than 25% owned
(Cost: September 30, 2009 - $26,028,302,
March 31, 2009 - $29,208,246)	$296,026,564	$286,488,248
Companies 5% to 25% owned
(Cost: September 30, 2009 - $20,912,243,
March 31, 2009 - $20,412,243)	78,069,267	66,388,010
Companies less than 5% owned
(Cost: September 30, 2009 - $51,437,290,
March 31, 2009 - $39,718,702)	68,840,129	43,758,765
Total investments
(Cost: September 30, 2009 - $98,377,835,
March 31, 2009 - $89,339,191)	442,935,960	396,635,023
Cash and cash equivalents	6,744,329	14,721,730
Receivables
Dividends and interest	732,324	498,506
Affiliates	1,011,983	16,706
Pension assets	5,677,703	5,468,861
Other assets	160,562	202,313
Total assets	$457,262,861	$417,543,139

Liabilities

Other liabilities	$ 951,400	$ 253,294
Pension liability	958,715	934,427
Deferred income taxes	1,651,852	1,092,427
Total liabilities	3,561,967	2,280,148

Net Assets

Common stock, $1 par value: authorized,
5,000,000 shares; issued, 4,326,516 shares
at September 30, 2009 and March 31, 2009	4,326,516	4,326,516
Additional capital	124,590,664	124,571,029
Undistributed net investment income	2,273,099	2,963,640
Undistributed net realized gain on investments	1,889,138	42,622
Unrealized appreciation of investments	344,558,125	307,295,832
Treasury stock - at cost 584,878 shares at
September 30, 2009 and March 31, 2009	(23,936,648)	(23,936,648)
Total net assets	453,700,894	415,262,991
Total liabilities and net assets	$457,262,861	$417,543,139
Net asset value per share
(on the 3,741,638 shares outstanding)	$ 121.26	$ 110.98

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2009	2008	2009	2008
Investment income:
Interest	$ 189,446	$ 327,171	$ 512,254	$ 677,023
Dividends	613,232	677,999	1,197,602	1,335,479
Management and directors' fees	260,350	311,108	543,100	542,108
	1,063,028	1,316,278	2,252,956	2,554,610
Operating expenses:
Salaries	495,276	439,480	951,332	777,919
Net pension benefit	(121,248)	(44,779)	(184,554)	(126,617)
Other operating expenses	291,930	435,192	622,630	804,437
	665,958	829,893	1,389,408	1,455,739

Income before income taxes	397,070	486,385	863,548	1,098,871
Income tax expense	35,234	57,343	57,434	84,630

Net investment income	$ 361,836	$ 429,042	$ 806,114	$ 1,014,241

Proceeds from disposition of investments	$ 5,176,460	$ –	$ 5,176,460	$ –
Cost of investments sold	3,329,944	48,041	3,329,944	48,041
Net realized gain (loss) on investments	1,846,516	(48,041)	1,846,516	(48,041)

Net increase (decrease) in unrealized
appreciation of investments	27,013,023	(30,970,122)	37,262,293	(31,227,236)

Net realized and unrealized gain (loss)
on investments	$28,859,539	$(31,018,163)	$39,108,809	$(31,275,277)

Increase (decrease) in net assets from
operations	$29,221,375	$(30,589,121)	$39,914,923	$(30,261,036)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Operations
Net investment income	$ 806,114	$ 1,014,241
Net realized gain (loss) on investments	1,846,516	(48,041)
Net increase (decrease) in unrealized appreciation
of investments	37,262,293	(31,227,236)
Increase (decrease) in net assets from operations	39,914,923	(30,261,036)

Distributions from:
Undistributed net investment income	(1,496,655)	(2,678,152)

Capital share transactions:
Change in pension plan funded status	(263,416)	–
Stock option expense	283,051	220,594
Treasury stock	–	(16,903,346)
Increase (decrease) in net assets	38,437,903	(49,621,940)

Net assets, beginning of period	415,262,991	583,700,214

Net assets, end of period	$453,700,894	$534,078,274

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2009	2008	2009	2008
Cash flows from operating activities
Increase (decrease) in net assets from
operations	$29,221,375	$(30,589,121)	$39,914,923	$(30,261,036)
Adjustments to reconcile increase in net
assets from operations to net cash
provided by operating activities:
Proceeds from disposition of investments	5,176,459	–	5,176,459	–
Proceeds from repayment of debt securities	–	–	3,000,000	–
Purchases of securities	(9,405,000)	(3,994,279)	(15,368,588)	(4,103,820)
Depreciation and amortization	7,245	10,638	14,898	19,907
Net pension benefit	(121,248)	(44,780)	(184,554)	(126,617)
Realized (gain) loss on investments	(1,846,516)	48,041	(1,846,516)	48,041
Net (increase) decrease in unrealized
appreciation of investments	(27,013,023)	30,970,122	(37,262,293)	31,227,236
Stock option expense	141,526	132,605	283,051	220,594
Increase in dividend and interest receivable	62,048	(101,876)	(233,818)	(122,632)
Increase in receivables from affiliates	(726,662)	(341,004)	(764,067)	(344,384)
Increase (decrease) in other assets	19,977	(26,325)	26,853	(23,747)
Increase (decrease) in other liabilities	665,853	(497,383)	698,106	22,992
Decrease in accrued pension cost	–	(34,467)	–	(68,934)
Increase in deferred income taxes	42,600	15,800	64,800	44,300
Net cash used in operating activities	(3,775,366)	(4,452,029)	(6,480,746)	(3,468,100)

Cash flows from financing activities
Distributions from undistributed net
investment income	–	–	(1,496,655)	(1,555,660)
Purchase of treasury stock	–	(16,178,867)	–	(16,903,346))
Net cash used in financing activities	–	(16,178,867)	(1,496,655)	(18,459,006)

Net decrease in cash and cash
equivalents	(3,775,366)	(20,630,896)	(7,977,401)	(21,927,106)
Cash and cash equivalents at beginning
of period	10,519,695	30,031,548	14,721,730	31,327,758
Cash and cash equivalents at end of period	$ 6,744,329	$ 9,400,652	$ 6,744,329	$ 9,400,652

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ –	$ –	$ –	$ –
Income taxes	$ –	$ –	$ –	$ –

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Portfolio of Investments

September 30, 2009

Company	Investment (a)	Cost	Value (b)

†ALAMO GROUP INC.	2,830,300 shares common stock (acquired 4-1-73 thru 5-25-07)	$ 2,190,937	$ 33,963,600
Seguin, Texas
Tractor-mounted mowing and mobile
excavation equipment for governmental,
industrial and agricultural markets; street-
sweeping equipment for municipalities.

ALL COMPONENTS, INC.	8.25% subordinated note due 2012 (acquired 6-27-07)	6,000,000	6,000,000
Austin, Texas	150,000 shares Series A Convertible Preferred Stock, convertible into
Electronics contract manufacturing;	600,000 shares of common stock at $0.25 per share (acquired 9-16-94)	150,000	3,613,000
distribution and production of memory	Warrants to purchase 350,000 shares of common stock at $11.00 per
and other components for computer	share, expiring 2017 (acquired 6-27-07)	–	–
manufacturers, retailers and value-added		6,150,000	9,613,000
resellers.

ATLANTIC CAPITAL BANCSHARES, INC.	300,000 shares common stock (acquired 4-10-07)	3,000,000	3,150,000
Atlanta, Georgia
Holding company of Atlantic Capital Bank,
a full service commercial bank.

BALCO, INC.	445,000 shares common stock and 60,920 shares Class B non-voting
Wichita, Kansas	common stock (acquired 10-25-83 and 5-30-02)	624,920	8,000,000
Specialty architectural products used in
the construction and remodeling of
commercial and institutional buildings.

BOXX TECHNOLOGIES, INC.	3,125,354 shares Series B Convertible Preferred Stock, convertible
Austin, Texas	into 3,125,354 shares of common stock at $0.50 per share
Workstations for computer graphic	(acquired 8-20-99 thru 8-8-01)	1,500,000	2
imaging and design.

CMI HOLDING COMPANY, INC.	1,631,516 shares Series C-1 Convertible Preferred Stock, convertible
Richardson, Texas	into 1,613,516 shares of common stock at $2.15 per share (acquired 7-10-09)	2,863,347	3,507,759
Owns Chase Medical, which develops	2,327,658 shares Series A Convertible Preferred Stock,
and sells devices used in cardiac surgery	convertible into 2,327,658 shares of common stock at $1.72
to relieve congestive heart failure; develops	per share (acquired 8-21-02 and 6-4-03)	4,000,000	2
and supports cardiac imaging systems.	Warrants to purchase 109,012 shares of common stock at $1.72 per
	share, expiring 2012 (acquired 4-7-04)	–	–
	Warrant to purchase 575,975 shares of Series A-1 Convertible
	Preferred Stock at $1.72 per share, expiring 2017 (acquired 7-2-07)	–	–
	Warrant to purchase 60,174 shares of Series A-1 Convertible
	Preferred Stock at $1.72 per share, expiring 2019 (acquired 6/9/09)	–	–
		6,863,347	3,507,761

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Portfolio of Investments

September 30, 2009

(continued)

Company	Investment (a)	Cost	Value (b)

CINATRA CLEAN TECHNOLOGIES, INC.	10% subordinated secured promissory note (acquired 7-14-08
Houston, Texas	thru 6-16-09)	$ 5,084,432	$ 5,084,432
Cleans above ground oil storage tanks	1,128,649 shares Series A Convertible Preferred Stock, convertible
with a patented, automated system.	into 1,128,649 shares common stock at $1.00 per share
	(acquired 7-14-08 and 11-19-08)	1,128,649	1,128,649
		6,213,081	6,213,081

†ENCORE WIRE CORPORATION	4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	73,561,500
McKinney, Texas
Electric wire and cable for residential,
commercial and industrial construction use..

EXTREME INTERNATIONAL, INC.	13,035 shares Series A common stock (acquired 9-26-08 and
Sugar Land, Texas	12-18-08)	325,875	527,102
Owns Bill Young Productions, Texas	39,359.18 shares Series C Convertible Preferred Stock, convertible
Video and Post, and Extreme	into 157,436.72 shares of common stock at $25.00 per share
Communications, which produce radio	(acquired 9-30-03)	2,625,000	6,366,336
and television commercials and	3,750 shares 8% Series A Convertible Preferred Stock, convertible into
corporate communications videos.	15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	606,562
		3,325,875	7,500,000

†HEELYS, INC.	9,317,310 shares common stock (acquired 5-26-00)	102,490	17,796,062
Carrollton, Texas
Heelys stealth skate shoes, equipment
and apparel sold through sporting goods
chains, department stores and footwear
retailers.

†HOLOGIC, INC.	‡632,820 shares common stock (acquired 8-27-99)	220,000	10,327,622
Bedford, Massachusetts
Medical instruments including bone
densitometers, mammography devices
and digital radiography systems.

iMEMORIES, INC.	17,391,304 shares Series B Convertible Preferred Stock,	4,000,000	4,000,000
Scottsdale, AZ	convertible into 17,391,304 shares of common stock at $0.23
Enables online video and photo sharing	per share (acquired 7-10-09)
and DVD creation for home movies recorded
in analog nad new digital format.

KBI BIOPHARMA, INC.	7,142,857 shares Series B-2 Convertible Preferred Stock,	5,000,000	5,000,000
Durham, NC	convertible into 7,142,857 shares of common stock at
Provides fully-integrated outsourced	$0.70 per share (acquired 9-08-09)
drug development and bio-manufacturing
services.

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Portfolio of Investments

September 30, 2009

(continued)

Company	Investment (a)	Cost	Value (c)

LIFEMARK GROUP	1,449,026 shares common stock (acquired 7-16-69)	$ 4,510,400	$ 71,000,000
Hayward, California
Cemeteries, mausoleums and mortuaries
located in northern California.

MEDIA RECOVERY, INC.	800,000 shares Series A Convertible Preferred Stock,
Dallas, Texas	convertible into 800,000 shares of common stock at
Computer datacenter and office automation	$1.00 per share (acquired 11-4-97)	800,000	2,000,000
supplies and accessories; impact, tilt	4,000,002 shares common stock (acquired 11-4-97)	4,615,000	9,800,000
monitoring and temperature sensing		5,415,000	11,800,000
devices to detect mishandling shipments;
dunnage for protecting shipments.

PALLETONE, INC.	12.3% senior subordinated notes due 2012 (acquired 9-25-06)	1,553,150	1,000,000
Bartow, Florida	150,000 shares common stock (acquired 10-18-01)	150,000	2
Manufacturer of wooden pallets and	Warrant to purchase 15,294 shares of common stock at $1.00
pressure-treated lumber.	per share, expiring 2011 (acquired 2-17-06)	45,746	–
		1,748,896	1,000,002

†PALM HARBOR HOMES, INC.	7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95)	10,931,955	9,818,902
Dallas, Texas	Warrant to purchase 286,625 shares of common stock
Integrated manufacturing, retailing,	at $3.14 per share, expiring 2019 (acquired 4-24-09)	–	–
financing and insuring of manufactured		10,931,955	9,818,902
housing and modular homes.

THE RECTORSEAL CORPORATION	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	104,500,000
Houston, Texas
Specialty chemicals for plumbing, HVAC,
electrical, construction, industrial, oil field
and automotive applications; smoke contain-
ment systems for building fires; also owns 20%
of The Whitmore Manuacturing Company.

TCI HOLDINGS, INC.	21 shares 12% Series C Cumulative Compounding Preferred	–	677,250
Denver, Colorado	stock (acquired 1-30-90)
Cable television systems and microwave
relay systems.

†TEXAS CAPITAL BANCSHARES, INC.	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	8,226,221
Dallas, Texas
Regional bank holding company with
banking operations in six Texas cities.

TRAX HOLDINGS, INC.	1,061,279 shares Series A Convertible Preferred Stock, convertible	5,000,000	5,000,000
Scottsdale, Arizona	into 1,061,279 common stock at $4.71 per share (acquired 12-08-08
Provides a comprehensive set of solutions	and 2-17-09)
to improve the transportation validation,
accounting, payment and information
management process.

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Portfolio of Investments

September 30, 2009

(continued)

Company	Investment (a)	Cost	Value (b)

VIA HOLDINGS, INC.	9,118 shares Series B Preferred Stock (acquired 9-19-05)	$ 4,559,000	$ 2
Sparks, Nevada	1,118 shares Series C Preferred Stock (acquired 11-01-07)	281,523	2
Designer, manufacturer and distributor		4,840,523	4
of high-quality office seating.

WELLOGIX, INC.	4,788,371 shares Series A-1 Convertible Participating Preferred
Houston, Texas	Stock, convertible into 4,788,371 shares of common stock at
Developer and supporter of software	$1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	2
used by the oil and gas industry.

THE WHITMORE MANUFACTURING	80 shares common stock (acquired 8-31-79)	1,600,000	38,400,000
COMPANY
Rockwall, Texas
Specialized surface mining, railroad and
industrial lubricants; coatings for automobiles
and primary metals; fluid contamination
control devices.

MISCELLANEOUS	–Ballast Point Ventures II, L.P. – 2.6% limited partnership interest
	(acquired 8-4-08 thru 4-23-09)	525,000	525,000
	–BankCap Partners Fund I, L.P. – 6.0% limited partnership interest
	(acquired 7-14-06 thru 6-18-09)	5,513,837	5,513,837
	–CapitalSouth Partners Fund III, L.P. – 2.8% limited partnership interest
	(acquired 1-22-08 and 2-12-09)	831,256	831,256
	–Diamond State Ventures, L.P. – 1.9% limited partnership interest
	(acquired 10-12-99 thru 8-26-05)	111,000	111,000
	–Discovery Alliance, LLC – 90.0% limited liability company
	(acquired 9-12-08 thru 6-01-09)	600,000	600,000
	–Essex Capital Corporation – 10% unsecured promissory note
	due 8-19-10 (acquired 8-16-09)	–	1,000,000
	–First Capital Group of Texas III, L.P. – 3.0% limited partnership
	interest (acquired 12-26-00 thru 8-12-05)	964,604	618,637
	–Humac Company – 1,041,000 shares common stock (acquired 1-31-75
	and 12-31-75)	–	148,000
	–STARTech Seed Fund I – 12.1% limited partnership interest (acquired
	4-17-98 thru 1-5-00)	178,066	1
	–STARTech Seed Fund II – 3.2% limited partnership interest (acquired
	4-28-00 thru 2-23-05)	950,000	1
	–Sterling Group Partners I, L.P. – 1.7% limited partnership interest
	(acquired 4-20-01 thru 1-24-05)	1,064,042	533,219
TOTAL INVESTMENTS		$98,377,835	$442,935,960
†Publicly-owned company	‡Unrestricted securities as defined in Note (a)

Notes to Consolidated Portfolio of Investments

(Unaudited)

(a)     Definitions

Unrestricted securities (indicated by ±) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restriction on resale and are not freely marketable. At September 30, 2009, restricted securities represented approximately 95.8% of the value of the consolidated investment portfolio.

(b)     Investment Valuation Policy

Our investments are carried at fair value in accordance with the Investment Company Act of 1940 (the “1940 Act”) and FASB Accounting Standards Codification™ (ASC) Topic 820, Fair Value Measurements and Disclosures. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities, for which the market quotations are readily available, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date; and restricted publicly traded securities and other privately held securities are valued as determined in good faith by our Board of Directors.

We adopted FASB ASC Topic 820 on April 1, 2008 (see footnote 3 in “Notes to Consolidated Financial Statements,” page 13). ASC Topic 820 provides a framework for measuring the fair value of assets and liabilities along with guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used for valuation. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

ASC Topic 820 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”) and excludes transaction costs. Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under ASC, it is assumed that the reporting entity has access to the market as of the measurement date.

(c)      Valuation Methodologies

Debt Securities are generally valued on the basis of the price the security would command in order to provide a yield-to-maturity equivalent to the present yield of comparable debt instruments of similar quality. Issuers whose debt securities are judged to be of poor quality and doubtful collectability may instead be valued by assigning major percentage discounts commensurate with the quality of such debt securities. Debt securities may also be valued based on the resulting value from the sale of the business at the estimated fair market value.

Partnership Interests, Preferred Equity and Common Equity including unrestricted marketable securities, which are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date, and restricted marketable securities for which there is a public market, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date adjusted in good faith by our Board of Directors if they deem a discount or premium would be likely or obtainable upon a sale or transfer of our interest. For those without a principal market, the Board of Directors considers the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer’s securities; the values of similar securities issued by companies in similar businesses; the proportion of the issuer’s securities owned by the Company; protective put analysis based on the Black-Scholes option pricing model; the nature and duration of resale restrictions; and the nature of any rights enabling the Company to require the issuer to register restricted securities under applicable securities laws. In determining the fair value of restricted securities, the Board of Directors considers the inherent value of such securities without regard to the restrictive feature and adjusts for any diminution in value resulting from restrictions on resale.

Notes to Consolidated Portfolio of Investments
(continued)

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

Our portfolio is a composite of companies in which we have major interests as well as a number of developing companies and marketable securities of established publicly-owned companies. We make available significant managerial assistance to the companies in which we invest and believe that providing material assistance to such investee companies is critical to their business development activities.When appropriate CSMC receives a monthly fixed fee for their management services provided to the portfolio companies.

2.     Unaudited Interim Consolidated Financial Statements

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for investment companies. Under rules and regulations applicable to investment companies, we are precluded from consolidating any entity other than another investment company. An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Our consolidated financial statements include our management company.

The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission (SEC).  Certain information and footnotes  normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although we believe that the disclosures are adequate for a fair presentation. The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

Notes to Consolidated Financial Statements
(continued)

3.     Summary of Significant Accounting Policies

Accounting Standards Codification The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification™ (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Forces (EIFT) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Fair Value Measurements The Company adopted FASB ASC Topic 820 on April 1, 2008. ASC Topic 820 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value.

The Statement applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. The Statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the Company’s financial statements, or disclosed at fair value in the Company’s notes to the financial statements. Additionally, ASC Topic 820 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value.

Prior to ASC Topic 820, certain measurements of fair value were based on the price that would be paid to acquire an asset, or received to assume a liability (an entry price). FASB ASC Topic 820 clarifies the definition of fair value as the price that would be received from the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). The exit price is based on the amount that the holder of the asset or liability would receive or need to pay in an actual transaction (or in a hypothetical transaction if an actual transaction does not exist) at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

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

Cash and Cash Equivalents Cash equivalents include all highly liquid investments with an original maturity of three months or less. We maintain cash and cash equivalents at several financial institutions, which at times may not be federally insured or may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts.

Notes to Consolidated Financial Statements
(continued)

Segment Information The Company operates and manages its business in a singular segment. As an investment company, the Company invests in portfolio companies in various industries and geographic areas as presented in the portfolio of investments.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates.

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

Stock-Based Compensation      The Company recognizes compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.

Defined Pension Benefits and Other Postretirement Plans The Company is required to, as an employer that sponsors one or more postretirement defined benefit plan(s), (i) recognize the funded status of postretirement defined benefit plans – measured as the difference between the fair value of plan assets and the benefit obligations – in its balance sheet; (ii) recognize changes in the funded status of postretirement defined benefit plans in shareholder’s equity in the year in which the changes occur; and (iii) measure postretirement defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. The Company presently uses March 31 as the measurement date for all of its postretirement defined benefit plans.

4.      Investments

The Company fair values its investments in accordance with GAAP as determined in good faith by our Board of Directors. When available, we base the fair value of our investments on directly observable market prices or on market data derived for comparable assets. For all other investments, inputs used to measure fair value reflect management’s best estimate of assumptions that would be used by market participants in pricing the investments in a hypothetical transaction.

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC Topic 820, “Fair Value Measurements and Disclosures”. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

Notes to Consolidated Financial Statements
(continued)

•

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. We use Level 1 inputs for publicly traded unrestricted securities. Such investments are valued at the closing price for listed securities and at the lower of the closing bid price or the closing sale price for over-the-counter (NASDAQ) securities on the valuation date.

•

Level 2: Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data. We did not value any of our investments using level 2 inputs as of September 30, 2009.

•

Level 3: Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available, representing the company’s own assumptions about the assumptions a market participant would use in valuing the asset or liability, and would be based on the best information available. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See “Notes to Portfolio of Investments” (c) on page 11 for the investment policy used to determine the fair value of these investments.

The following fair value hierarchy table sets forth our investment portfolio by level as of September 30, 2009 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt	$ 13.1	$ -	$ -	$ 13.1
Partnership Interests	8.6	-	-	8.6
Preferred Equity	31.3	-	-	31.3
Common Equity	389.9	18.5	-	371.4
Total Investments	$442.9	$18.5	$ -	$424.4

The following table provides a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the three months ended September 30, 2009 (in millions):

	Fair Value 6/30/2009	Net Unrealized Appreciation (Depreciation)	Net New Investments (Divestitures)	Conversion of Security from Debt to Equity	Fair Value 9/30/2009
Debt	$12.2	$2.00	$0.3	$(1.3)	$13.2
Partnership Interest	8.6	0.1	-	-	8.6
Preferred Equity	17.3	5.1	8.2	1.3	31.9
Common Equity	355.2	17.8	(2.3)	-	370.7
Total Investments	$393.3	$25.0	$6.2	$-	$424.4

Notes to Consolidated Financial Statements
(continued)

The following table provides a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the six months ended September 30, 2009 (in millions):

	Fair Value 3/31/2009	Net Unrealized Appreciation (Depreciation)	Net New Investments (Divestitures)	Conversion of Security from Debt to Equity	Fair Value 9/30/2009
Debt	$8.3	$5.0	$1.2	$(1.3)	$13.2
Partnership Interest	6.7	-0.1	2.0	-	8.6
Preferred Equity	16.4	6.0	8.2	1.3	31.9
Common Equity	351.4	21.6	(2.3)	-	370.7
Total Investments	$382.8	$32.5	$9.1	$-	$424.4

5.      Income Taxes

We operate to qualify as a RIC under Subchapter M of the IRC. In order to qualify as a RIC, we must annually distribute at least 90% of our taxable ordinary income, based on our tax year, to our shareholders in a timely manner. Ordinary income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions” discussed below. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax fiscal years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. Additionally, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year. We have a calendar tax year end of December 31. For the tax years ended December 31, 2008 and 2007, CSC and CSVC qualified to be taxed as RICs. We intend to meet the applicable qualifications to be taxed as a RIC in future years. Management feels it is probable that we will maintain our RIC status for a period longer than one year. However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

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

 CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate. CSC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its wholly owned portfolio companies. Deferred taxes related to the qualified defined pension plan are recorded as incurred.

Notes to Consolidated Financial Statements
(continued)

6.     Stock-Based Compensation

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Accordingly, for the quarter and six months ended September 30, 2009, we recognized compensation expense of $141,256 and $283,051, respectively.

7.     Employee Stock Option Plan

On July 20, 2009, shareholders approved the Company’s 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan was designed to grant stock options in the form of incentive stock options and non-statutory stock options to our employees. Additionally, the 2009 Plan allowed for the issuance of restricted stock and the participation of our non-employee directors. On July 7, 2009, prior to receiving shareholder approval, we submitted the 2009 Plan to the SEC requesting exemptions from certain provisions of the Investment Company Act of 1940 (the “1940 Act”) which prohibit the issuance of restricted stock and the participation of non-employee directors. On September 30, 2009, we withdrew our Application for an Order of Exemption. As such the 2009 Plan will be operated in a manner so as to comply with all provisions of the 1940 Act from which we have not received exemptive relief. The 2009 Plan as written provides for the granting of stock options to employees and officers of the Company and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares. All options are granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments. As of September 30, 2009, there were no options granted from the 2009 Plan.

The Company previously granted stock options under its 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999. The 1999 Plan expired on April 19, 2009. Options previously made under the Company’s 1999 Stock Option Plan and outstanding on July 20, 2009 continue in effect governed by provisions of the plan. All options granted under the 1999 Plan were granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments.

As of September 30, 2009, the total remaining unrecognized compensation cost related the 1999 Plan’s non-vested stock options was $2,079,876, which will be amortized over the weighted-average service period of approximately 4.2 years. The following table summarizes the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk-Free Interest Rate	Expected Volatility	Expected Life (in years)
May 15, 2006	$ 31.28	0.64%	5.08%	21.1%	7
July 17, 2006	$ 33.05	0.61%	5.04%	21.2%	7
July 16, 2007	$ 41.78	0.39%	4.95%	19.9%	5
July 21, 2008	$ 27.35	0.67%	3.41%	20.2%	5
July 30, 2008	$ 29.93	0.62%	3.36%	20.2%	5

Notes to Consolidated Financial Statements
(continued)

The following table summarizes activity in the 1999 Plan as of September 30, 2009:

	Number	Weighted-Average
	of shares	Exercise Price

Balance at March 31, 2009	107,900	$114.78
Granted	–	–
Exercised	–	–
Canceled	–	–
Balance at September 30, 2009	107,900	$114.78

At September 30, 2009, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.00 to $152.98 and 4.2 years, respectively. The number of options exercisable under the 1999 Plan, at September 30, 2009, was 35,960 with a weighted-average exercise price of $110.30. No options were exercised during the six months ended September 30, 2009.

8.     Summary of Per Share Information

	Three Months Ended		Six Months Ended
	September 30		September 30
	2009	2008	2009	2008
Investment income	$ .28	$ .35	$ .60	$ .68
Operating expenses	(.17)	(.22)	(.37)	(.39)
Interest expense	–	–	–	–
Income taxes	(.01)	(.02)	(.01)	(.02)
Net investment income	.10	.11	.22	.27
Distributions from undistributed
net investment income	–	(.30)	(.40)	(.72)
Net realized gain (loss) on investments	.49	(.01)	.49	(.01)
Net increase (decrease) in unrealized
appreciation of investments	7.22	(8.28)	9.96	(8.35)
Treasury stock repurchase *	–	1.33	–	1.40
Change in pension plan funded status	–	–	(.07)	–
Stock option expense	.04	.04	.08	.06
Increase (decrease) in net asset value	7.85	(7.11)	10.28	(7.35)

Net asset value:
Beginning of period	113.41	149.85	110.98	150.09
End of period	$121.26	$142.74	$121.26	$142.74
Shares outstanding at end of period
(000s omitted)	3,742	3,742	3,742	3,742

* Net increase is due to purchases of Common Stock at prices less than beginning period net asset value.

9.     Contingencies and Commitments

From time to time, the Company may be liable for claims against its portfolio companies. We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

The Company has future commitments, subject to specific conditions, to invest up to $5,814,482 in seven portfolio companies.

Notes to Consolidated Financial Statements
(continued)

10.     New Authoritative Accounting Guidance

As discussed in Note 3 – Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph Structure.

FASB ASC Topic 715, “Compensation – Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation – Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 will be included in our financial statements beginning with the financial statements for the year ended March 31, 2010.

New authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The foregoing new authoritative accounting guidance under ASC Topic 820 will be effective for our financial statements beginning October 1, 2009 and is not expected to have a significant impact on our financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-12) under ASC Topic 820 provides guidance for measuring the fair value of investments in certain entities that calculate net asset value per share or its equivalent; provided that the investment does not have a readily determined fair value and the net asset value is calculated in a manner that is consistent with ASC Topic 946, “Financial Services – Investment Companies,” as of the reporting entities measurement date, including the measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. In such instances, a reporting entity is permitted to estimate the fair value of an investment using the net asset value per share. The disclosures required by ASU 2009-12 will be included in our financial statements beginning with the financial statements for the quarter ended December 31, 2009 and is not expected to have a significant impact on our financial statements.

Notes to Consolidated Financial Statements
(continued)

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure events that occur after the balance sheet date but before the financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new guidance under ASC Topic 855 became effective for our financial statements for periods ending after June 15, 2009 and did not have a significant impact on our financial statements.

11.      Subsequent Events

The Company has evaluated all subsequent events through November 5, 2009, the date of the filing of this Form 10-Q.

On October 19, 2009 the Board of Directors granted 38,750 stock options, under the 2009 Stock Incentive Plan, to the officers of the Company, at an exercise price of $76.74. All options granted under the 2009 Stock Incentive Plan were granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five installments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended March 31, 2009, included in the 2009 Form 10-K. Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results for the year ended March 31, 2010 or any future period.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Results of Operations

Net asset value at September 30, 2009 was $453,700,894, equivalent to $121.26 per share. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the September 30, 2009 net asset value reflects a decrease of 10.8% during the past twelve months.

	September 30,	September 30,
	2009	2008
Net assets	$453,700, 894	$534, 078,274
Shares outstanding	3,741,638	3,741, 638
Net assets per share	$121.26	$142.74

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

Net Investment Income

Interest income of $512,254 for the six months ended September 30, 2009 decreased from $677,023 for the six months ended September 30, 2008 as a result of lower interest rates, decrease in excess cash, and the sale of unrestricted marketable securities in October 2008. During the six months ended September 30, 2009 and 2008, we recorded dividend income from the following sources:

	Six Months Ended
	September
	2009	2008
Alamo Group Inc.	$ 339,636	$ 339,636
Dennis Tool Company	33,333	25,000
Encore Wire Corporation	163,470	163,470
Kimberly-Clark Corporation	0	89,529
PETsMart, Inc.	0	18,000
The RectorSeal Corporation	480,000	480,000
TCI Holdings, Inc.	40,635	40,635
The Whitmore Manufacturing Company	120,000	120,000
Other	20,528	59,209
	$1,197,602	$1,335,479

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Net Realized Gain on Investments

Net realized gains on investments for the six months ended September 30, 2009 totaled $1,846,516 before tax provisions while net realized losses on investments for the six months ended September 30, 2008 totaled $48,041.

During the six months ended September 30, 2009, we sold all of our shares of Dennis Tool Company generating proceeds of $4,763,416, which does not include an additional $659,361 held in escrow; resulting in a net realize gain of $1,433,472 before tax provisions. In addition, we received $413,044 from Essex Capital Corporation representing a contingent payment in connection with a previous investment in Pharma Fab, Inc. that was written off in 2007.

Net Increase (Decrease) in Unrealized Appreciation of Investments

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2009	2008	2009	2008
Alamo Group Inc.	$11,321,200	$(11,321,200)	$11,321,200	$(11,321,200)
All Components, Inc.	3,612,999	(7,200,000)	6,612,999	(7,200,000)
Encore Wire Corporation	8,173,500	(10,216,875)	8,173,500	4,086,750
Heelys, Inc.	1,490,769	–	3,820,097	–
Media Recovery, Inc.	(3,000,000)	(5,500,000)	(3,000,000)	(5,500,000)
Palm Harbor Homes, Inc.	–	–	–	3,927,561
The RectorSeal Corporation	(2,700,000)	2,300,000	(2,700,000)	(12,700,000)
The Whitmore Manufacturing Company	2,400,000	–	2,400,000	–

During the six months ended September 30, 2009, the value of our investments in All Components, Inc. and The Whitmore Manufacturing Company increased by $6,612,999 and $2,400,000, respectively. The increase in All Components, Inc. is the result of debt reduction on its senior credit facility; while the increase in our value of Whitmore Manufacturing Company, Inc. is due to strong results. Additionally, our investments in Alamo Group, Inc., Encore Wire, Inc. and Heelys Inc. increased $11,321,200, $8,173,500 and $3,820,097, during the six months ended September 30, 2009, respectively, due primarily to the increases in their respective stock prices at September 30, 2009. Offsetting these increases were losses of $3,000,000 at Media Recovery, Inc. and $2,700,000 at The RectorSeal Corporation due to decreases in their respective sales caused by slowdowns in segments of their businesses.

Portfolio Investments

During the quarter ended September 30, 2009, we made investments of $9,000,000 in new investments and $405,000 in existing portfolio companies.

We have agreed, subject to certain conditions, to invest up to $5,814,482 in seven portfolio companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Financial Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of approximately $6.7 million. Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $4.9 million held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to the SBA’s approval of its credit application, CSVC would be entitled to borrow up to $20.6 million. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 40 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $18.6 million of our investment portfolio is represented by unrestricted publicly-traded securities, and represent a source of liquidity.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter ended September 30, 2009 to the critical accounting policies or the areas that involve the use of significant judgments and estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Recent Developments

During the quarter ended September 30, 2009, we made investments of $9,000,000 in two new portfolio companies and investments of $405,000 in existing portfolio companies.

               On October 19, 2009 the Board of Directors granted 38,750 stock options, under the 2009 Stock Incentive Plan, to the officers of the Company, at an exercise price of $76.74.  All options granted under the 2009 Stock Incentive Plan were granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five installments.

On October 28, 2009 we announced that Ray Schwertner would be joining Capital Southwest Corporation as Vice President effective December 1, 2009 and that Jeffrey G. Peterson, while remaining Vice President at Capital Southwest Corporation, would be joining The Whitmore Manufacturing Company as its President and Chief Executive Officer, effective November 30, 2009.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $13,084,432 at September 30, 2009, equivalent to 3.0% of the value of our total investments. Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

During the fiscal quarter ended September 30, 2009, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

These lawsuits have been transferred to a single judge, and we expect that all the cases will be consolidated into a single action, with a consolidated complaint filed shortly thereafter. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants agreed to institute certain corporate governance changes and to pay plaintiffs’ counsel attorneys’ fees and expenses of $1 million. Heelys, Inc. has also reached an agreement in principal with its insurers for their insurance policies to fund the majority of this settlement amount. This settlement is subject to final documentation and approval by the Court. Heelys, Inc. has submitted the proposed settlement to the Court for preliminary approval. On July 31, 2009, the Court preliminarily approved the settlement and scheduled a final fairness hearing for November 17, 2009 to consider final approval of the settlement.  Prior to the final fairness hearing, notice of the settlement will be provided to shareholders, who will be provided an opportunity to object to the settlement or to opt out of the proposed settlement class.

Heelys, Inc., its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with its December 7, 2006 initial public offering (the "IPO")—along with us, Capital Southwest Corporation and CSVC, and the underwriters for the Heelys, Inc. IPO—are defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas. This lawsuit asserts claims that are substantially similar to those asserted in the consolidated class action described above. The petition alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 33(A), (C), and (F) of the Texas Securities Act. Defendants withdrew their previously-filed special exceptions to Plaintiff’s petition seeking to have all claims dismissed. Plaintiff and Defendants have agreed to settle this case for $5.3 million.  Heelys, Inc. expects that its insurance policies will fund approximately $2.4 million of this amount, and they will fund the remainder.  The settlement is subject to final documentation.

Item 1A. Risk Factors

There have been no material changes to our risk factors disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 4.     Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 20, 2009, with the following results of elections and approval:

		Votes Cast
			Against/	Abstentions/
		For	Withheld	Non-Votes
a.	The following Directors were elected to serve until
	the next Annual Meeting of Stockholders:
	Donald W. Burton	3,300,051	49,503	392,084
	Graeme W. Henderson	3,290,427	59,127	392,084
	Samuel B. Ligon	3,297,285	52,269	392,084
	Gary L. Martin	3,287,635	61,919	392,084
	John H. Wilson	3,296,057	53,497	392,084

		Votes Cast
			Against/	Abstentions/
		For	Withheld	Non-Votes
b.	Capital Southwest Corporation 2009 Stock
	Incentive Plan was approved.	2,624,761	724,793	392,084

		Votes Cast
			Against/	Abstentions/
		For	Withheld	Non-Votes
c.	Grant Thornton LLP was approved as our
	independent registered accounting firm for
	the 2010 fiscal year.	3,337,854	11,700	392,084

Item 6.     Exhibits

(a)	Exhibits
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

CAPITAL SOUTHWEST CORPORATION

/s/ Gary L. Martin
Date:	November 5, 2009	By:
Gary L. Martin, Chairman of the Board and President

/s/ Tracy L. Morris
Date:	November 5, 2009	By:
Tracy L. Morris, Chief Financial Officer