Form 10-Q
period 2009-12-31
CAPITAL SOUTHWEST CORP
filed 2010-02-04
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

3,741,638 shares of Common Stock, $1 par value, as of January 31, 2010

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities
December 31, 2009 (Unaudited) and March 31, 2009	3

Consolidated Statements of Operations (Unaudited)
For the three and nine months ended December 31, 2009 and
December 31, 2008	4

Consolidated Statements of Changes in Net Assets (Unaudited)
For the nine months ended December 31, 2009 and
December 31, 2008	5

Consolidated Statements of Cash Flows (Unaudited)
For the three and nine months ended December 31, 2009 and
December 31, 2008	6

Consolidated Portfolio of Investments (Unaudited)
December 31, 2009	7

Notes to Consolidated Financial Statements	12

ITEM 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	21

ITEM 3. Quantitative and Qualitative Disclosure About
Market Risk	23

ITEM 4. Controls and Procedures	24

PART II. OTHER INFORMATION

ITEM 1 Legal Proceedings	25

ITEM 1A. Risk Factors	25

ITEM 6. Exhibits	26

Signatures	27

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

Consolidated Statements of Assets and Liabilities

Assets	December 31, 2009	March 31, 2009
	(Unaudited)
Investments at market or fair value
Companies more than 25% owned
(Cost: December 31, 2009 - $26,028,302,
March 31, 2009 - $29,208,246)	$303,537,783	$286,488,248
Companies 5% to 25% owned
(Cost: December 31, 2009 - $20,912,243,
March 31, 2009 - $20,412,243)	74,982,517	66,388,010
Companies less than 5% owned
(Cost: December 31, 2009 - $52,033,363,
March 31, 2009 - $39,718,702)	68,169,193	43,758,765
Total investments
(Cost: December, 2009 - $98,973,908,
March 31, 2009 - $89,339,191)	446,689,493	396,635,023
Cash and cash equivalents	4,705,829	14,721,730
Receivables
Dividends and interest	2,613,616	498,506
Affiliates	853,456	16,706
Pension assets	5,782,124	5,468,861
Other assets	158,138	202,313
Total assets	$460,802,656	$417,543,139

Liabilities

Other liabilities	$1,701,622	$ 253,294
Pension liability	970,859	934,427
Deferred income taxes	1,684,252	1,092,427
Total liabilities	4,356,733	2,280,148

Net Assets

Common stock, $1 par value: authorized,
5,000,000 shares; issued, 4,326,516 shares
at December 31, 2009 and March 31, 2009	4,326,516	4,326,516
Additional capital	125,649,430	124,571,029
Undistributed net investment income	2,691,040	2,963,640
Undistributed net realized gain on investments	–	42,622
Unrealized appreciation of investments	347,715,585	307,295,832
Treasury stock - at cost 584,878 shares at
December 31, 2009 and March 31, 2009	(23,936,648)	(23,936,648)
Total net assets	456,445,923	415,262,991
Total liabilities and net assets	$460,802,656	$417,543,139
Net asset value per share
(on the 3,741,638 shares outstanding)	$121.99	$110.98

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2009	2008	2009	2008
Investment income:
Interest	$ 260,822	$ 375,602	$ 773,076	$ 1,052,625
Dividends	2,019,208	9,614,029	3,216,810	10,949,508
Management and directors' fees	264,389	268,680	1,014,010	810,788
	2,544,419	10,258,311	5,003,896	12,812,921
Operating expenses:
Salaries	605,729	509,114	1,557,061	1,287,033
Net pension benefit	(92,277)	(63,306)	(276,831)	(189,923)
Other operating expenses	297,709	315,432	920,339	1,119,870
	811,161	761,240	2,200,569	2,216,980

Income before income taxes	1,733,258	9,497,071	2,803,327	10,595,941
Income tax expense	25,183	25,771	82,617	110,401

Net investment income	$1,708,075	$ 9,471,300	$ 2,720,710	$ 10,485,540

Proceeds from disposition of investments	$ 156,926	$ 20,655,024	$ 5,126,865	$ 20,655,025
Cost of investments sold	156,926	4,670,340	3,486,870	4,718,381
Realized gain on investments
before income taxes	--	15,984,684	1,639,995	15,936,644
Income tax expense	814,503	5,222,964	814,503	5,222,964
Net realized gain (loss) on investments	(814,503)	10,761,720	825,492	10,713,680

Net increase (decrease) in unrealized
appreciation of investments	3,157,460	(67,135,903)	40,419,753	(98,363,139)

Net realized and unrealized gain (loss)
on investments	$2,342,957	$(56,374,183)	$41,245,245	$(87,649,459)

Increase (decrease) in net assets from
operations	$4,051,032	$(46,902,883)	$43,965,955	$(77,163,919)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2009	December 31, 2008
Operations:
Net investment income	$ 2,720,710	$ 10,485,540
Net realized gain on investments	825,492	10,713,680
Net increase (decrease) in unrealized appreciation
of investments	40,419,753	(98,363,139)
Increase (decrease) in net assets from operations	43,965,955	(77,163,919)

Distributions from:
Undistributed net investment income	(2,993,310)	(12,256,745)
Net realized gains deemed distributed
to shareholders	(868,114)	(8,646,560)

Capital share transactions:
Allocated increase in share value for
deemed distribution	868,114	8,646,560
Change in pension plan funded status	(263,416	–
Stock option expense	473,703	362,118
Treasury stock	–	(16,903,346)
Increase (decrease) in net assets	41,182,932	(105,961,892)

Net assets, beginning of period	415,262,991	583,700,214

Net assets, end of period	$456,445,923	$477,738,322

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2009	2008	2009	2008
Cash flows from operating activities
Increase (decrease) in net assets from
operations	$4,051,032	$(46,902,883)	$43,965,955	$(77,163,919)
Adjustments to reconcile increase in net
assets from operations to net cash
provided by operating activities:
Proceeds from disposition of investments	156,927	20,655,024	5,126,865	20,655,025
Proceeds from repayment of debt securities	–	–	3,000,000	–
Purchases of securities	(753,000)	(7,646,287)	(16,121,588)	(11,750,107)
Depreciation and amortization	6,516	10,547	21,414	30,454
Net pension benefit	(92,277)	(63,306)	(276,831)	(189,923)
Realized (gain) loss on investments before
income taxes	–	(15,984,685)	(1,639,994)	(15,936,644)
Taxes payable on behalf of shareholders
on deemed distribution	814,503	5,222,964	814,503	5,222,964
Net (increase) decrease in unrealized
appreciation of investments	(3,157,460)	67,135,903	(40,419,753)	98,363,139
Stock option expense	190,652	141,525	473,703	362,118
Increase in dividend and interest receivable	(1,881,293)	(73,450)	(2,115,111)	(196,083)
(Increase) decrease in receivables from
affiliates	158,528	357,119	(605,539)	12,736
(Increase) decrease in other assets	(4,093)	16,374	22,760	(7,373)
Increase (decrease) in other liabilities	(64,281)	(16,216)	633,825	6,776
Decrease in accrued pension cost	–	–	–	(68,934)
Increase in deferred income taxes	32,400	22,200	97,200	66,500
Net cash used in operating activities	(541,845)	22,874,829	(7,022,591)	19,406,729

Cash flows from financing activities
Distributions from undistributed net
investment income	(1,496,655)	(10,701,085)	(2,993,310)	(12,256,745)
Purchase of treasury stock	–	–	–	(16,903,346)
Net cash used in financing activities	(1,496,655)	(10,701,085)	(2,993,310)	(29,160,091)

Net decrease in cash and cash
equivalents	(2,038,500)	12,173,744	(10,015,901)	(9,753,362)
Cash and cash equivalents at beginning
of period	6,744,329	9,400,652	14,721,730	31,327,758
Cash and cash equivalents at end of period	$4,705,829	$21,574,396	$4,705,829	$21,574,396

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ –	$ –	$ –	$ –
Income taxes	$ –	$ 3,571	$ –	$ 3,571

Noncash financing activities not included herein consist of reinvestment of dividends and distributions of $868,114 and $8,646,560 for the nine months ended December 31, 2009 and 2008, respectively.

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Portfolio of Investments

     December 31, 2009

(Unaudited)

Company	Investment (a)	Cost	Value (b)

†ALAMO GROUP INC.	2,830,300 shares common stock (acquired 4-1-73 thru 5-25-07)	$ 2,190,937	$ 36,793,900
Seguin, Texas
Tractor-mounted mowing and mobile
excavation equipment for governmental,
industrial and agricultural markets; street-
sweeping equipment for municipalities.

ALL COMPONENTS, INC.	8.25% subordinated note, $6,000,000 principal due 2012 (acquired 6-27-07)	6,000,000	6,000,000
Pflugerville, Texas	150,000 shares Series A Convertible Preferred Stock, convertible into
Electronics contract manufacturing;	600,000 shares of common stock at $0.25 per share (acquired 9-16-94)	150,000	4,613,000
distribution and production of memory	Warrants to purchase 350,000 shares of common stock at $11.00 per
and other components for computer	share, expiring 2017 (acquired 6-27-07)	–	–
manufacturers, retailers and value-added		6,150,000	10,613,000
resellers.

ATLANTIC CAPITAL BANCSHARES, INC.	300,000 shares common stock (acquired 4-10-07)	3,000,000	3,150,000
Atlanta, Georgia
Holding company of Atlantic Capital Bank,
a full service commercial bank.

BALCO, INC.	445,000 shares common stock and 60,920 shares Class B non-voting
Wichita, Kansas	common stock (acquired 10-25-83 and 5-30-02)	624,920	8,000,000
Specialty architectural products used in
the construction and remodeling of
commercial and institutional buildings.

BOXX TECHNOLOGIES, INC.	3,125,354 shares Series B Convertible Preferred Stock, convertible
Austin, Texas	into 3,125,354 shares of common stock at $0.50 per share
Workstations for computer graphic	(acquired 8-20-99 thru 8-8-01)	1,500,000	2
imaging and design.

CMI HOLDING COMPANY, INC.	1,631,516 shares Series C-1 Convertible Preferred Stock, convertible into
Richardson, Texas	1,613,516 shares of common stock at $2.15 per share (acquired 7-10-09)	2,863,347	3,507,759
Owns Chase Medical, which develops	2,327,658 shares Series A Convertible Preferred Stock,
and sells devices used in cardiac surgery	convertible into 2,327,658 shares of common stock at $1.72
to relieve congestive heart failure; develops	per share (acquired 8-21-02 and 6-4-03)	4,000,000	2
and supports cardiac imaging systems.	Warrants to purchase 109,012 shares of common stock at $1.72 per
	share, expiring 2012 (acquired 4-7-04)	–	–
	Warrant to purchase 575,975 shares of Series A-1 Convertible
	Preferred Stock at $1.72 per share, expiring 2017 (acquired 7-2-07)	–	–
	Warrant to purchase 60,174 shares of Series A-1 Convertible
	Preferred Stock at $1.72 per share, expiring 2019 (acquired 6-9-09)	–	–
		6,863,347	3,507,761

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Portfolio of Investments

     December 31, 2009

(Unaudited)

(continued)

Company	Investment (a)	Cost	Value (b)

CINATRA CLEAN TECHNOLOGIES, INC.	10% subordinated secured promissory note, $5,687,432 principal
Houston, Texas	(acquired 7-14-08 thru 12-23-09)	$ 5,687,432	$ 5,687,432
Cleans above ground oil storage tanks	1,128,649 shares Series A Convertible Preferred Stock, convertible
with a patented, automated system.	into 1,128,649 shares common stock at $1.00 per share
	(acquired 7-14-08 and 11-19-08)	1,128,649	1,128,649
		6,816,081	6,816,081

†ENCORE WIRE CORPORATION	4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	69,474,750
McKinney, Texas
Electric wire and cable for residential,
commercial and industrial construction use.

EXTREME INTERNATIONAL, INC.	13,035 shares Series A common stock (acquired 9-26-08 and
Sugar Land, Texas	12-18-08)	325,875	555,000
Owns Bill Young Productions, Texas	39,359.18 shares Series C Convertible Preferred Stock, convertible
Video and Post, and Extreme	into 157,437.72 shares of common stock at $25.00 per share
Communications, which produce radio	(acquired 9-30-03)	2,625,000	6,715,000
and television commercials and	3,750 shares 8% Series A Convertible Preferred Stock, convertible into
corporate communications videos.	15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	640,000
		3,325,875	7,910,000

†HEELYS, INC.	9,317,310 shares common stock (acquired 5-26-00)	102,490	18,261,928
Carrollton, Texas
Heelys stealth skate shoes, equipment
and apparel sold through sporting goods
chains, department stores and footwear
retailers.

†HOLOGIC, INC.	‡632,820 shares common stock (acquired 8-27-99)	220,000	9,175,890
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
in analog and new digital format.

KBI BIOPHARMA, INC.	7,142,857 shares Series B-2 Convertible Preferred Stock,	5,000,000	5,000,000
Durham, NC	convertible into 7,142,857 shares of common stock at
Provides fully-integrated outsourced	$0.70 per share (acquired 9-08-09)
drug development and bio-manufacturing
services.

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Portfolio of Investments

     December 31, 2009

(Unaudited)

(continued)

Company	Investment (a)	Cost	Value (b)

LIFEMARK GROUP	1,449,026 shares common stock (acquired 7-16-69)	$ 4,510,400	$ 71,000,000
Hayward, California
Cemeteries, mausoleums and mortuaries
located in northern California.

MEDIA RECOVERY, INC.	800,000 shares Series A Convertible Preferred Stock,
Dallas, Texas	convertible into 800,000 shares of common stock at
Computer datacenter and office automation	$1.00 per share (acquired 11-4-97)	800,000	2,300,000
supplies and accessories; impact, tilt	4,000,002 shares common stock (acquired 11-4-97)	4,615,000	11,400,000
monitoring and temperature sensing		5,415,000	13,700,000
devices to detect mishandling shipments;
dunnage for protecting shipments.

PALLETONE, INC.	12.3% senior subordinated notes, $2,000,000 prinicpal due 2012
Bartow, Florida	(acquired 9-25-06)	1,553,150	2,000,000
Manufacturer of wooden pallets and	150,000 shares common stock (acquired 10-18-01)	150,000	2
pressure-treated lumber.	Warrant to purchase 15,294 shares of common stock at $1.00
	per share, expiring 2011 (acquired 2-17-06)	45,746	–
		1,748,896	2,000,002

†PALM HARBOR HOMES, INC.	7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95)	10,931,955	6,833,955
Dallas, Texas	Warrant to purchase 286,625 shares of common stock
Integrated manufacturing, retailing,	at $3.14 per share, expiring 2019 (acquired 4-24-09)	–	–
financing and insuring of manufactured		10,931,955	6,833,955
housing and modular homes.

THE RECTORSEAL CORPORATION	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	109,800,000
Houston, Texas
Specialty chemicals for plumbing, HVAC,
electrical, construction, industrial, oil field
and automotive applications; smoke contain-
ment systems for building fires; also owns 20%
of The Whitmore Manuacturing Company.

TCI HOLDINGS, INC.	21 shares 12% Series C Cumulative Compounding Preferred	–	677,250
Denver, Colorado	stock (acquired 1-30-90)
Cable television systems and microwave
relay systems.

†TEXAS CAPITAL BANCSHARES, INC.	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	6,820,908
Dallas, Texas
Regional bank holding company with
banking operations in six Texas cities.

TRAX HOLDINGS, INC.	1,061,279 shares Series A Convertible Preferred Stock, convertible	5,000,000	5,000,000
Scottsdale, Arizona	into 1,061,279 common stock at $4.71 per share (acquired 12-08-08
Provides a comprehensive set of solutions	and 2-17-09)
to improve the transportation validation,
accounting, payment and information
management process.

CAPITAL SOUTHWEST CORPORATION

AND SUBSIDIARIES

Consolidated Portfolio of Investments

     December 31, 2009

(Unaudited)

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
COMPANY
Rockwall, Texas
Specialized surface mining, railroad and
industrial lubricants; coatings for automobiles
and primary metals; fluid contamination
control devices.

MISCELLANEOUS	–Ballast Point Ventures II, L.P. – 2.6% limited partnership interest
	(acquired 8-4-08 thru 11-3-09)	675,000	675,000
	–BankCap Partners Fund I, L.P. – 6.0% limited partnership interest
	(acquired 7-14-06 thru 6-18-09)	5,513,837	5,121,742
	–CapitalSouth Partners Fund III, L.P. – 2.8% limited partnership interest
	(acquired 1-22-08 and 2-12-09)	831,256	831,256
	–Diamond State Ventures, L.P. – 1.9% limited partnership interest
	(acquired 10-12-99 thru 8-26-05)	76,000	187,628
	–Discovery Alliance, LLC – 90.0% limited liability company
	(acquired 9-12-08 thru 6-01-09)	600,000	600,000
	–Essex Capital Corporation – 10% unsecured promissory note
	due 8-19-10 (acquired 8-16-09)	–	1,000,000
	–First Capital Group of Texas III, L.P. – 3.0% limited partnership
	interest (acquired 12-26-00 thru 8-12-05)	842,677	660,713
	–Humac Company – 1,041,000 shares common stock (acquired 1-31-75
	and 12-31-75)	–	148,000
	–STARTech Seed Fund I – 12.1% limited partnership interest (acquired
	4-17-98 thru 1-5-00)	178,066	1
	–STARTech Seed Fund II – 3.2% limited partnership interest (acquired
	4-28-00 thru 2-23-05)	950,000	1
	–Sterling Group Partners I, L.P. – 1.7% limited partnership interest
	(acquired 4-20-01 thru 1-24-05)	1,064,042	529,719
TOTAL INVESTMENTS		$98,973,908	$446,689,493
†Publicly-owned company	‡Unrestricted securities as defined in Note (a)

Notes to Consolidated Portfolio of Investments

(Unaudited)

(a)     Definitions

Unrestricted securities (indicated by ±) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restriction on resale and are not freely marketable. At December 31, 2009, restricted securities represented approximately 96.4% of the value of the consolidated investment portfolio.

Notes to Consolidated Portfolio of Investments
(continued)

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

Partnership Interests, Preferred Equity and Common Equity including unrestricted marketable securities, which are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date, and restricted marketable securities for which there is a public market, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date adjusted in good faith by our Board of Directors if they deem a discount or premium would be likely or obtainable upon a sale or transfer of our interest. For those without a principal market, the Board of Directors considers the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer’s securities; the values of similar securities issued by companies in similar businesses; the proportion of the issuer’s securities owned by the Company; protective put analysis based on the Black-Scholes option pricing model; the nature and duration of resale restrictions; and the nature of any rights enabling the Company to require the issuer to register restricted securities under applicable securities laws. In determining the fair value of restricted securities, the Board of Directors considers the inherent value of such securities without regard to the restrictive feature and adjusts for any diminution in value resulting from restrictions on resale. Investments, in certain entities that calculate net asset value per share (or its equivalent) and for which fair market value is not readily determinable, are valued using the net asset value per share (or its equivalent, such as member units or ownership interest in partners’ capital to which a proportionate share of net assets is attributed) of the investment.

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

Federal Income Taxes CSC and CSVC intend to comply with the requirements of the Internal Revenue Code (IRC) necessary to qualify as regulated investment companies (RICs). By meeting these requirements, they will not be subject to corporate federal income taxes on ordinary income distributed to shareholders. The Company’s policy is to retain and pay the 35% corporate tax on realized long-term capital gains. For investment companies that qualify as RICs under the IRC, federal income taxes payable on security gains that the company elects to retain are accrued only on the last day of the tax year, December 31. As discussed in detail in Note 5 – Income Taxes, a provision for taxes on long-term capital gains deemed distributed to shareholders in the amount of $814,503 was recorded for our tax year ended December 31, 2009.

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

Notes to Consolidated Financial Statements

(continued)

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

•

Level 2: Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data. We did not value any of our investments using level 2 inputs as of December 31, 2009.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of December 31, 2009 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt	$ 14.7	$ -	$ -	$ 14.7
Partnership Interests	8.5	-	-	8.5
Preferred Equity	33.6	-	-	33.6
Common Equity	389.9	16.0	-	373.9
Total Investments	$446.7	$16.0	$ -	$430.7

Notes to Consolidated Financial Statements

(continued)

The following table provides a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the three months ended December 31, 2009 (in millions):

	Fair Value 9/30/2009	Net Unrealized Appreciation (Depreciation)	Net New Investments (Divestitures)	Fair Value 12/31/2009
Debt	$13.2	$1.0	$0.6	$14.7
Partnership Interest	8.6	(0.1)	-	8.5
Preferred Equity	31.9	1.7	-	33.6
Common Equity	370.7	3.2	-	373.9
Total Investments	$424.4	$5.7	$0.6	$430.7

The following table provides a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the nine months ended December 31, 2009 (in millions):

	Fair Value 3/31/2009	Net Unrealized Appreciation (Depreciation)	Net New Investments (Divestitures)	Conversion of Security from Debt to Equity	Fair Value 12/31/2009
Debt	$8.3	$6.0	$1.8	$(1.3)	$14.7
Partnership Interest	6.7	(0.2)	2.0	-	8.5
Preferred Equity	16.4	7.7	8.2	1.3	33.6
Common Equity	351.4	24.7	(2.3)	-	373.9
Total Investments	$382.8	$38.2	$9.7	$-	$430.7

The total unrealized gains (losses) for the three and nine month periods ended December 31, 2009 included in earnings that related to assets still held at December 31, 2009 were $5,714,505 and $38,208,870, respectively

5.      Income Taxes

We operate to qualify as a RIC under Subchapter M of the IRC. In order to qualify as a RIC, we must annually distribute at least 90% of our taxable ordinary income, based on our tax year, to our shareholders in a timely manner. Ordinary income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions” discussed below. As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. Additionally, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year. We have a calendar tax year end of December 31. For the tax years ended December 31, 2009 and 2008, CSC and CSVC qualified to be taxed as RICs. We intend to meet the applicable qualifications to be taxed as a RIC in future years. Management feels it is probable that we will maintain our RIC status for a period longer than one year. However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

Notes to Consolidated Financial Statements

(continued)

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

As permitted by the Internal Revenue Code, a RIC can designate dividends paid in the subsequent tax year as dividends of the current year ordinary taxable income and long-term capital gains if those dividends are both declared by extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year. For tax years ended December 31, 2009 and 2008, we declared and paid ordinary dividends in the amount of $2,993,310 and $12,256,745, respectively.

As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year. For the tax years ended December 31, 2009 and 2008, we distributed 100% of our investment company ordinary taxable income. Therefore, we have made no tax provisions for income taxes on ordinary taxable income for the tax years ended December 31, 2009 and 2008.

For the tax year ended December 31, 2009, we have estimated net long-term capital gains of $2,327,150 for tax purposes and $1,682,616 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders. Likewise, for the tax year ended December 31, 2008, we had net long-term capital gains of $14,922,751 for tax purposes and $15,936,644 for book purposes; which we also elected to retain and treat as deemed distributions to our shareholders. In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $814,502 and $5,222,964 for the tax years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we did not have any undistributed long-term capital gains since they are being treated as distributed through the “deemed distribution.”

 CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate. CSC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its wholly owned portfolio companies. Deferred taxes related to the qualified defined pension plan are recorded as incurred.

6.     Employee Stock Option Plans

On July 20, 2009, shareholders approved the Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers of the Company and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares. All options are granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments. Options to purchase 38,750 shares at a price of $76.74 (market price at the time of the grant) were granted on October 19, 2009 and remain outstanding, thus leaving a total of 101,250 options available for future grant.

               The Company previously granted stock options under its 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999. The 1999 Plan expired on April 19, 2009. Options previously made under the Company’s 1999 Stock Option Plan and outstanding on July 20, 2009 continue in effect governed by provisions of the 1999 plan. All options granted under the 1999 Plan were granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments.

Notes to Consolidated Financial Statements

(continued)

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Accordingly, for the quarter and nine months ended December 31, 2009, we recognized compensation expense of $190,652 and $473,703, respectively.

As of December 31, 2009, the total remaining unrecognized compensation cost related the 2009 Plan and 1999 Plan non-vested stock options was $2,871,764, which will be amortized over the weighted-average service period of approximately 4.2 years. The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk-Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
October 19, 2009	$ 25.36	1.04%	2.36%	37.6%	5

1999 Plan
July 30, 2008	$ 29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$ 27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$ 41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$ 33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$ 31.28	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of December 31, 2009:

	Number	Weighted-Average
	of shares	Exercise Price
2009 Plan
Balance at March 31, 2009	–	$ –
Granted	38,750	76.74
Exercised	–	–
Canceled	–	–
Balance at December 31, 2009	38,750	$76.74

1999 Plan
Balance at March 31, 2009	107,900	$114.78
Granted	–	–
Exercised	–	–
Canceled	–	–
Balance at December 31, 2009	107,900	$114.78
Combined Balance at December 31, 2009	146,650	$104.72

Notes to Consolidated Financial Statements

(continued)

               At December 31, 2009, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.00 to $152.98 and 4.2 years, respectively. The number of options exercisable under the 2009 Plan and the 1999 Plan, at December 31, 2009, was 35,960 with a weighted-average exercise price of $110.30. No options were exercised during the nine months ended December 31, 2009.

7.     Summary of Per Share Information

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2009	2008	2009	2008
Investment income	$ .68	$ 2.74	$ 1.34	$ 3.42
Operating expenses	(.21)	(.20)	(.59)	(.59)
Interest expense	–	–	–	–
Income taxes	(.01)	(.01)	(.02)	(.03)
Net investment income	.46	2.53	.73	2.80
Distributions from undistributed
net investment income	(.40)	(2.56)	(.80)	(3.28)
Net realized gain (loss) on investments	(.22)	2.87	.22	2.86
Net increase (decrease) in unrealized
appreciation of investments	.84	(17.94)	10.80	(26.29)
Treasury stock repurchase *	–	–	–	1.40
Change in pension plan funded status	–	–	(.07)	–
Stock option expense	.05	.04	.13	.10
Increase (decrease) in net asset value	.73	(15.06)	11.01	(22.41)

Net asset value:
Beginning of period	121.26	142.74	110.98	150.09
End of period	$121.99	$127.68	$121.99	$127.68
Shares outstanding at end of period
(000s omitted)	3,742	3,742	3,742	3,742

* Net increase is due to purchases of Common Stock at prices less than beginning period net asset value.

8.     Contingencies and Commitments

From time to time the Company may be liable for claims against its portfolio companies. We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

The Company has future commitments, subject to specific conditions, to invest up to $5,061,482 in six portfolio companies.

Notes to Consolidated Financial Statements

(continued)

9.     New Authoritative Accounting Guidance

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

New authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The foregoing new authoritative accounting guidance under ASC Topic 820 became effective for our financial statements beginning October 1, 2009 and did not have a significant impact on our financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-12) under ASC Topic 820 provides guidance for measuring the fair value of investments in certain entities that calculate net asset value per share or its equivalent; provided that the investment does not have a readily determined fair value and the net asset value is calculated in a manner that is consistent with ASC Topic 946, “Financial Services – Investment Companies,” as of the reporting entities measurement date, including the measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. In such instances, a reporting entity is permitted to estimate the fair value of an investment using the net asset value per share. The disclosures required by ASU 2009-12 became effective for our financial statements for the quarter ended December 31, 2009 and did not have a significant impact on our financial statements.

10.          Subsequent Events

The Company has evaluated all subsequent events through February 4, 2010, the date of the filing of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended March 31, 2009, included in the 2009 Form 10-K. Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results for the year ended March 31, 2010 or any future period.

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

Results of Operations

Net asset value at December 31, 2009 was $456,445,923, equivalent to $121.99 per share. Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the December 31, 2009 net asset value reflects a decrease of 3.4% during the past twelve months.

	December 31,	December 31,
	2009	2008
Net assets	$456,455,923	$477,738,322
Shares outstanding	3,741,638	3,741,638
Net assets per share	$121.99	$127.68

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

Net Investment Income

Interest income of $773,076 for the nine months ended December 31, 2009 decreased from $1,052,625 for the nine months ended December 31, 2008 as a result of lower interest rates, decrease in excess cash, and the sale of unrestricted marketable securities in October 2008. During the nine months ended December 31, 2009 and 2008, we recorded dividend income from the following sources:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

	Nine Months Ended
	December
	2009	2008
Alamo Group Inc.	$ 509,454	$ 509,454
CapitalSouth Partners	20,528	20,519
Dennis Tool Company	33,333	37,499
Encore Wire Corporation	245,205	245,205
Heelys, Inc.	0	9,317,310
Kimberly-Clark Corporation	0	89,529
PETsMart, Inc.	0	18,000
The RectorSeal Corporation	1,877,870	480,000
TCI Holdings, Inc.	60,953	60,953
The Whitmore Manufacturing Company	469,467	120, 000
Other	0	51,039
	$3,216,810	$10,949,508

Net Realized Gain on Investments

Net realized gains on investments for the nine months ended December 31, 2009 totaled $1,639,995 before tax provisions while net realized gains on investments for the nine months ended December 31, 2008 totaled $15,936,644.

During the nine months ended December 31, 2009, we sold all of our shares of Dennis Tool Company generating proceeds of $4,763,416, which does not include an additional $659,361 held in escrow; resulting in a net realize gain of $1,433,472 before tax provisions. In addition, we received $206,522 from Essex Capital Corporation representing a contingent payment in connection with a previous investment in Pharma Fab, Inc. that was written off in 2007.

Net Increase (Decrease) in Unrealized Appreciation of Investments

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2009	2008	2009	2008
Alamo Group Inc.	$2,830,300	$(3,537,875)	$14,151,500	$(14,859,075)
All Components, Inc.	1,000,000	(2,399,999)	7,612,999	(9,599,999)
Balco, Inc.	–	–	1,400,000	1,500,000
Encore Wire Corporation	(4,086,750)	6,130,125	4,086,750	10,216,875
Heelys, Inc.	465,866	(16,305,293)	4,285,963	(16,305,293)
Media Recovery, Inc.	1,900,000	(3,600,000)	(1,100,000)	(9,100,000)
Palm Harbor Homes, Inc.	(2,984,947)	(9,818,901)	(2,984,947)	(5,891,341)
The RectorSeal Corporation	5,300,000	(4,200,000)	2,600,000	(16,900,000)
The Whitmore Manufacturing Company	–	(1,000,000)	2,400,000	(1,000,000)

During the nine months ended December 31, 2009, the value of our investments increased by $40,419,753. The largest increases in unrealized appreciation are attributable to Alamo Group, Inc., which increased $14,151,500; Heelys, Inc., which increased $4,285,963; Encore Wire Corporation, which increased $4,086,750, all due to an increase in their respective stock prices; and All Components, Inc., which increased $7,612,999 as a result of debt reduction on its senior credit facility. Offsetting the increases were a $2,984,947 reduction in Palm Harbor Homes, Inc. due to a decrease in their stock price; and a $1,100,000 reduction in Media Recovery, Inc. caused by slowdowns in segments of their business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Portfolio Investments

 During the quarter ended December 31, 2009, we made investments of $753,000 in existing portfolio companies.

We have agreed, subject to certain conditions, to invest up to $5,061,482 in six portfolio companies.

Financial Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of approximately $4.7 million. Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $2.6 million held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA. Under current SBA regulations and subject to the SBA’s approval of its credit application, CSVC would be entitled to borrow up to $20.6 million. With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 40 years. Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $16.0 million of our investment portfolio is represented by unrestricted publicly-traded securities, and represent a source of liquidity.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter ended December 31, 2009 to the critical accounting policies or the areas that involve the use of significant judgments and estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
(continued)

Our investment in portfolio securities includes fixed-rate debt securities which totaled $14,687,432 at December 31, 2009, equivalent to 3.3% of the value of our total investments. Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

During the fiscal quarter ended December 31, 2009, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently the subject of certain legal actions. In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial position.

We, Capital Southwest Corporation and CSVC, have been named in a lawsuit filed on August 27, 2007 in the United States District Court of the Northern District of Texas, Dallas Division, against Heelys, Inc. (“Heelys”) and their Chief Executive Officer, Chief Financial Officer, the directors who signed their registration statement with the Securities and Exchange Commission in connection with their December 7, 2006 initial public offering (“IPO”), and their underwriters for the IPO. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and the plaintiffs are seeking compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Similar suits were also filed in 2007 and 2008 in the United States District Court of the Northern District of Texas making substantially similar allegations under Sections 11, 12 and 15 of the Securities Act of 1933, and seeking substantially similar damages.

These lawsuits were transferred to a single judge, and consolidated into a single action, with a consolidated complaint filed on March 11, 2008. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants will pay Plaintiffs and a proposed plaintiff settlement class a total of $7.5 million. Heelys, Inc. also reached an agreement in principal with its insurers for their insurance policies to fund the majority of this settlement amount. On July 31, 2009, the Court preliminarily approved the settlement and scheduled a final fairness hearing for November 17, 2009 to consider final approval of the settlement. On November 17, 2009, the federal judge presiding over the consolidated securities class action approved the settlement and signed a Final Judgment and Order of Dismissal with prejudice with respect to the lawsuit.

  Heelys, Inc., its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with its December 7, 2006 initial public offering (the "IPO")—along with us, Capital Southwest Corporation and CSVC, and the underwriters for the Heelys, Inc. IPO—are defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas. This lawsuit asserts claims that are substantially similar to those asserted in the consolidated class action described above. The Plaintiff’s second petition alleges violations of Sections 11, and 15 of the Securities Act of 1933, Sections 33(A), (C), and (F) of the Texas Securities Act and Section 27.01 of the Texas Business and Commerce Code. Defendants withdrew their previously-filed special exceptions to Plaintiff’s petition seeking to have all claims dismissed on August 21, 2009. Plaintiff and Defendants agreed to settle this case for $5.25 million.  Heelys’ insurance company paid approximately $2.0 million of the settlement amount, and Heelys paid the remainder. Pursuant to the settlement agreement, the lawsuit was dismissed with prejudice on September 18, 2009.

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

CAPITAL SOUTHWEST CORPORATION

Date:	February 4, 2010	By:	/s/ Gary L. Martin
Gary L. Martin, Chairman of the Board and President

Date:	February 4, 2010	By:	/s/ Tracy L. Morris
Tracy L. Morris, Chief Financial Officer