Form 10-K
period 2010-03-31
CAPITAL SOUTHWEST CORP
filed 2010-05-28
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number: 814-61

CAPITAL SOUTHWEST CORPORATION
(Exact name of registrant as specified in its charter)

Texas	75-1072796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12900 Preston Road, Suite 700, Dallas, Texas	75230
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (972) 233-8242

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:  Common Stock, $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check  mark  whether  the   registrant  is  a  shell  company  (as defined in Rule 12b-2  of  the  Act).
YES ☐ NO ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2009 was $222,149,268, based on the last sale price of such stock as quoted by The Nasdaq Stock Market on such date.

The number of shares of common stock outstanding as of May 1, 2010 was 3,741,638.

Documents Incorporated by Reference	Part of Form 10-K

Proxy Statement for Annual Meeting of Shareholders	Part III
to be held July 19, 2010

TABLE OF CONTENTS

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

The 12 largest investments we own had a combined cost of $33,542,228 and a value of $431,648,323, representing 90.3% of the value of our consolidated investment portfolio at March 31, 2010.  For a narrative description of the 12 largest investments, see "Twelve Largest Investments - March 31, 2010" in Exhibit 13.1 of this Form 10-K which is herein incorporated by reference.  Certain of the information presented on the 12 largest investments has been obtained from the respective companies and, in certain cases, from public filings of such companies.  The financial information presented on each of the respective companies is from such companies' audited financial statements.

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

•
Industry:  We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help protect their market position.  Overall, our portfolio is spread over many diverse industries.

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

•
Post-Investment:  We continuously monitor the status and progress of our portfolio companies.  We offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts.  The same investment team lead that was involved in the investment process will continue involvement in the portfolio company post-investment.  This provides for continuity of knowledge and allows the investment team to maintain a strong business relationship with key management of our portfolio companies for post-investment assistance and monitoring purposes.  As part of the monitoring process, the investment team leader will analyze monthly/quarterly/annual financial statements versus the previous periods, review financial projections, meet with management, attend board meetings, and review all compliance certificates and covenants.  While we maintain limited involvement in the ordinary course of operations of our portfolio companies, we maintain a higher level of involvement in non-ordinary course financings, potential acquisitions and other strategic activities.

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

We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with Accounting Standard Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

As described below, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments, with our Board of Directors ultimately and solely responsible for overseeing, reviewing and approving, in good faith, our estimate of the fair value of each individual investment.

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment team leader responsible for the portfolio investment; and

•	Preliminary valuation conclusions will then be reviewed and discussed with the Investment Team; and

•	The Board of Directors will assess the valuations and will ultimately approve the fair value of each investment in our portfolio, in good faith.

Our Board of Directors is ultimately and solely responsible for determining the fair value of portfolio investments on an annual basis.  Duff & Phelps, LLC ("Duff & Phelps") provided third party valuation consulting services to our Board of Directors, which consisted of certain limited procedures that our Board of Directors identified and requested them to perform.  For the year ended March 31, 2010, the Board of Directors asked Duff & Phelps to perform the limited procedures on eight investments comprising approximately 81.3% of the total investments at fair value as of March 31, 2010.  Upon completion of the limited procedures, Duff & Phelps concluded that the fair value of those investments, subject to the limited procedures, did not appear unreasonable.

Competition

We compete for attractive investment opportunities with private equity funds, venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.

1940 Act Regulations

The Small Business Investment Incentive Act of 1980 added the provisions of the 1940 Act making them applicable to BDCs.  BDCs are a special type of investment company.  After a company files its election to be treated as a BDC, it may not withdraw its election without first obtaining the approval of the holders of a majority of its voting securities.  The following is a brief description of the 1940 Act provisions applicable to BDCs, qualified in its entirety by reference to the full text of the 1940 Act and rules issued thereunder by the SEC.

Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access through conventional financial channels.  Such companies that satisfy certain additional criteria are termed to be "eligible portfolio companies."  In general, in order to qualify as a BDC, a company must: (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, including early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

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

Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18 million and have average annual net income after federal income taxes not exceeding $6 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 20% of its investment activity to "smaller" concerns as defined by the SBA.  A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue.  However, once a SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the portfolio company at the time of the follow on investment, up to the time of the portfolio company’s initial public offering.

The SBA prohibits a SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in a few prohibited industries, and to certain "passive" (non-operating) companies.  In addition, without prior SBA approval, a SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one portfolio company and its affiliates.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by a SBIC in a portfolio company). Although prior regulations prohibited a SBIC from controlling a small business concern except in limited circumstances, regulations adopted by the SBA in 2002 now allow a SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position.  This control period may be extended for an additional period of time with the SBA’s prior written approval.

The SBA restricts the ability of a SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a "change of control" of a SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of a SBIC, whether through ownership, contractual arrangements or otherwise.

A SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of 10 years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties.  Those prepayment penalties no longer apply as of September 2006.  As of March 31, 2010, we had no SBA-guaranteed debentures.

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

Corporate information

Our principal executive offices are located at 12900 Preston Road, Suite 700, Dallas, Texas 75230.  We maintain a website on the internet at www.capitalsouthwest.com.  You can review the filings we have made with the SEC, free of charge by linking directly from our website to NASDAQ, a database that links to EDGAR, the Electronic Data Gathering, Analysis, and Retrieval System of the SEC.  You may also use the site to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website that contains the reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The charters adopted by the committees of our board of directors are also available on our website.

Employees

As of March 31, 2010, we had nine employees, each of whom was employed by our management company, Capital Southwest Management Corporation.  These employees include our corporate officers, investment and portfolio management professionals and administrative staff.  We will hire additional investment professionals, and additional administrative personnel, as necessary.  All of our employees are located in our Dallas office.

Item 1A.                 Risk Factors

Investing in our common stock involves a number of significant risks.  In addition to other information contained in this annual report on Form 10-K, investors should consider the following information before making an investment in our common stock.  The risks and uncertainties described below are not the only risks we face.  Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

The current state of the economy and financial markets increase the likelihood of adverse effects on our financial position and results of operations.  Continued economic adversity could impair our portfolio companies’ financial position and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.

The broader economic fundamentals of the U.S. economy remain at depressed levels.  Unemployment levels remain elevated and consumer fundamentals remain depressed, which has led to significant reductions in spending by both consumers and businesses.  In the event that the U.S. economy remains depressed, it is likely that the financial results of small to mid-size companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and increase in defaults.  In addition, the end markets for certain of our portfolio companies’ products and services have experienced negative economic trends.  We are seeing reduced operating results at several of the portfolio companies due to the general economic difficulties.  We expect the trend of reduced operating results to continue in 2010.  Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic and other conditions, which could also have a negative impact on our future results.

Our investment portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

                 Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value.  Typically, there is not a public market for the securities of the privately held companies in which we have invested and generally will continue to invest.  As a result, we value these securities quarterly at fair value based on inputs from management and our investment team, along with the oversight, review and approval of our Board of Directors.

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors.  Certain factors that may be considered in determining fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies.  Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, our fair value determinations may differ materially from the values a third party would be willing to pay for such securities or the values which would be applicable to unrestricted securities having a public market.  Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to be materially understated or overstate the value that we may ultimately realize on one or more of our investments.  As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant.  Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.

Our financial condition and results of operations will depend on our ability to effectively manage any future growth and deploy capital.

                Our ability to achieve our investment objective of maximizing our portfolio’s total return by generating income from our debt investments and capital appreciation from our equity and equity-related investments, depends on our ability to effectively manage and deploy capital, which depends, in turn, on our investment team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost-effective basis is largely a function of our investment team’s handling of the investment process, its ability to provide competent, attentive and effective services and our access to investments offering acceptable terms.  In addition to monitoring the performance of our existing investments, members of our investment team are called upon, from time to time, to provide managerial assistance to some of our portfolio companies.  These demands on their time may distract them and slow the rate of investment.

Sustaining growth depends on our ability to identify, evaluate, finance, and invest in companies that meet our investment criteria.  Accomplishing such results on a cost-effective basis is a function of our marketing capabilities and skillful management of the investment process.  Failure to achieve future growth could have a material adverse effect on our business, financial condition, and results of operations.  The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions.  Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

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

                We compete for attractive investment opportunities with private equity funds, venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals.  Some of these competitors are substantially larger and have greater financial, technical and marketing resources, and some are subject to different and frequently less stringent regulations.  As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our objectives.  A significant increase in the number and/or size of our competitors in our target market could force us to accept less attractive investment terms.  Furthermore, many of our competitors are not subject to the regulatory restrictions  that the 1940 Act imposes on us as a BDC.

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

The competitive environment for qualified personnel may require us to take certain measures to ensure that we are able to attract and retain experienced personnel.  Such measures may include increasing the attractiveness of our overall compensation packages, altering the structure of our compensation packages through the use of additional forms of compensation, or other steps.  The inability to attract and retain experienced personnel would have a material adverse effect on our business.

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

We may not continue to qualify as a RIC under Subchapter M of the Code.

           We may not qualify for conduit tax treatment as a RIC if we are unable to comply with the requirements of Subchapter M of the Code.  To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized short-term capital gains in excess of realized net long-term capital losses, if any.  Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.

•	The source of income requirement will be satisfied if we obtain 90% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year.  To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S Government securities, securities of other RIC’s, and other acceptable securities; no more that 25% of the value of our assets can be invested in the securities, other than U.S Government securities or securities of other RIC’s, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.”

Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status.  If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.  In addition, to the extent we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value accordingly.  In addition, our shareholders would lose the tax credit realized when we, as a RIC, decide to retain the net realized capital gain and make deemed distributions of net realized capital gains, and pay taxes on behalf of our shareholders at the end of the tax year.  The loss of this pass-through tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

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

Item 2.                 Properties

We maintain our offices at 12900 Preston Road, Suite 700, Dallas, Texas 75230, where we rent approximately 5,400 square feet of office space pursuant to a lease agreement expiring in April 2013.  We believe that our offices are adequate to meet our current and expected future needs.

Item 3.                 Legal Proceedings

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise.  Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies.  We have no current pending legal proceedings to which we are party or to which any of our property is subject.

Item 4.                 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2010.

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

Comparison of Five Year Cumulative Total Returns

Item 6.                 Selected Financial Data

Information set forth under the captions "Selected Consolidated Financial Data" in Exhibit 13.1 of this Form 10-K is herein incorporated by reference.

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

Information set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13.1 of this Form 10-K is herein incorporated by reference.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $14,570,160 at March 31, 2010, equivalent to 3.0% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income.  Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 8.                      Financial Statements and Supplementary Data

Information set forth under the captions "Exhibits and Financial Statement Schedules " in Item 15  of this Form 10-K is herein incorporated by reference.

Selected Quarterly Financial Data (Unaudited)

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2010 and 2009.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share amounts)
2010
Net investment income	$ 444	$ 362	$ 1,915	$ (630)	$ 2,091
Net realized gain (loss) on investments	-	1,846	(1,021)	-	825
Net increase in unrealized
appreciation of investments	10,249	27,013	3,158	30,204	70,624
Net increase in net assets
from operations	10,694	29,221	4,051	29,575	73,541
Net increase in net assets
from operations per share	2.86	7.81	1.08	7.90	19.65

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share amounts)
2009
Net investment income	$ 585	$ 429	$ 9,471	$ (302)	$ 10,183
Net realized gain (loss) on investments	-	(48)	10,762	42	10,756
Net decrease in unrealized
appreciation of investments	(257)	(30,970)	(67,136)	(60,884)	(159,247)
Net increase (decrease) in net assets
from operations	328	(30,589)	(46,903)	(61,143)	(138,307)
Net increase (decrease) in net assets
from operations per share	.08	(8.18)	(12.53)	(16.34)	(36.97)

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, our Chairman of the Board and President, and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon this evaluation, our Chairman of the Board and President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

 (b)           Management’s report on internal control over financial reporting

The Company's management report on internal control over financial reporting is set forth in our 2010 Annual Report and is incorporated herein by reference.

(c)           Attestation report of the registered public accounting firm

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2010, which is set forth in our 2010 Annual Report and is incorporated herein by reference.

(d)           Changes in internal control over financial reporting

There has been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.
PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2010 annual meeting of shareholders under the headings of "Election of Directors," “Corporate Governance,” “Executive Officers” and "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Securities and Exchange Commission on or before June 19, 2010, and is incorporated herein by reference.

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that applies to all our directors, officers and employees.  We have made the Code of Conduct and Ethics available on our website at www.capitalsouthwest.com.  Shareholders may request a free copy of the Code of Conduct and Ethics from: Tracy L. Morris, Corporate Secretary, at our principal executive office.

Item 11.                      Executive Compensation

The information required by this Item 11 will be contained in the definitive proxy statement relating to our 2010 annual meeting of shareholders under the headings of "Compensation of Executive Officers," “Compensation of Directors,” “Compensation Discussion and Analysis” and "Compensation Committee Report" to be filed with the Securities and Exchange Commission on or before June 19, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the sections of our 2010 Proxy Statement captioned "Stock Ownership of Certain Beneficial Owners" is incorporated in this Item 12 by reference.

The table below sets forth certain information as of March 31, 2010 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our shareholders, and (ii) were not approved by our shareholders.

Equity Compensation Plan Information

	Number of Securities	Weighted-Average	Number of Securities
	To Be Issued Upon	Exercise Price	Remaining Available
	Exercise of	Of Outstanding	For Future Issuance
	Outstanding Options,	Options,	Under Equity
Plan Category	Warrants And Rights	Warrants And Rights	Compensation Plans

Equity	166,650	$103.65	81,250
compensation plans
approved by security
holders (1)

Equity	0	0	0
compensation plans
not approved by
security holders (2)

Total	166,650	$103.65	81,250

______

(i)	Includes the 1999 Stock Option Plan and the 2009 Stock Incentive Plan. For a description of both plans, please refer to Footnote 5 contained in our consolidated financial statements.

(ii)	We have no equity compensation plans that were not approved by security holders.

Other information required by this Item 12 will be contained in the definitive proxy statement relating to our 2010 annual meeting of shareholders under the heading of "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission on or before June 19, 2010, and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the definitive proxy statement relating to our 2010 annual meeting of shareholders under the headings of "Certain Relationships and Related Transactions” and "Corporate Governance" to be filed with the Securities and Exchange Commission on or before June 19, 2010, and is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the definitive proxy statement relating to our 2010 annual meeting of shareholders under the heading of "Ratification and Appointment of Independent Registered Public Accounting Firm for the Year ended March 31, 2011" to be filed with the Securities and Exchange Commission on or before June 19, 2010, and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	The following information included in Exhibit 13.1 is herein incorporated by reference:

	(A)	Consolidated Schedule of Investments – March 31, 2010 and 2009
Consolidated Statements of Assets and Liabilities - March 31, 2010 and 2009
Consolidated Statements of Operations - Years Ended March 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Net Assets - Years Ended March 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows - Years Ended March 31, 2010, 2009 and 2008

	(B)	Notes to Consolidated Financial Statements

	(C)	Notes to Consolidated Schedule of Investments

	(D)	Schedule of Investments in and Advances to Affiliates

	(E)	Selected Per Share Data and Ratios

	(F)	Management’s Report on Internal Control over Financial Reporting

	(G)	Reports of Independent Registered Public Accounting Firm

	(H)	Portfolio Changes During the Year

(a)(2)	All schedules are omitted because they are not applicable or not required, or the information is otherwise supplied.

(a)(3)	See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION

By: /s/ Gary L. Martin
Gary L. Martin, Chairman of the Board and President

Date:  May 28, 2010

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary L. Martin	Chairman of the Board and President	May 28, 2010
Gary L. Martin	(chief executive officer)

/s/ Donald W. Burton	Director	May 28, 2010
Donald W. Burton

/s/ Graeme W. Henderson	Director	May 28, 2010
Graeme W. Henderson

/s/ Samuel B. Ligon	Director	May 28, 2010
Samuel B. Ligon

/s/ Gary L. Martin	Director	May 28, 2010
Gary L. Martin

/s/ John H. Wilson	Director	May 28, 2010
John H. Wilson

/s/ Tracy L. Morris	Chief Financial Officer	May 28, 2010
Tracy L. Morris	(chief financial/accounting officer)

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

10.3
Capital Southwest Corporation and Its Affiliates Restoration of Retirement Income Plan as amended and restated effective January 1, 2008 (filed as Exhibit 10.3 to form 10-K for the fiscal year ended March 31, 2009).

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

10.12*	Amendment Two to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2006.

10.13*	Amendment Three to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2006.

10.14*	Amendment Four to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2006.

13.1*	Selected Consolidated Financial Data.

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

31.1*	Certification of Chairman of the Board and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

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