Form 10-Q
period 2010-06-30
CAPITAL SOUTHWEST CORP
filed 2010-08-05
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,741,638 shares of Common Stock, $1 par value, as of July 31, 2010

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities
June 30, 2010 (Unaudited) and March 31, 2010	3

Consolidated Statements of Operations (Unaudited)
For the three months ended June 30, 2010 and
June 30, 2009	4

Consolidated Statements of Changes in Net Assets (Unaudited)
For the three months ended June 30, 2010 and
June 30, 2009	5

Consolidated Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2010 and
June 30, 2009	6

Consolidated Schedules of Investments (Unaudited)
June 30, 2010 and June 30, 2009	7

Notes to Consolidated Financial Statements	17

ITEM 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	26

ITEM 3. Quantitative and Qualitative Disclosure About
Market Risk	29

ITEM 4. Controls and Procedures	30

PART II. OTHER INFORMATION

ITEM 1 Legal Proceedings	30

ITEM 1A. Risk Factors	30

ITEM 6. Exhibits	31

Signatures	32

PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Assets and Liabilities

Assets	June 30, 2010	March 31, 2010
	(Unaudited)
Investments at market or fair value
Companies more than 25% owned
(Cost: June 30, 2010 - $21,817,902,
March 31, 2010 - $26,178,302)	$272,708,720	$330,147,325
Companies 5% to 25% owned
(Cost: June 30, 2010 - $22,162,243,
March 31, 2010 - $21,562,243)	63,926,259	73,589,142
Companies less than 5% owned
(Cost: June 30, 2010 - $57,630,792,
March 31, 2010 - $52,282,449)	77,153,407	74,206,590
Total investments
(Cost: June 30, 2010 - $101,610,937,
March 31, 2010 - $100,022,994)	413,788,386	477,943,057
Cash and cash equivalents	77,995,617	4,093,508
Receivables
Dividends and interest	338,017	1,012,782
Affiliates	648,104	864,943
Pension assets	7,173,378	7,068,957
Other assets	187,472	191,338
Total assets	$500,130,974	$491,174,585

Liabilities

Other liabilities	$ 1,020,726	$ 1,070,540
Pension liability	1,095,085	1,082,941
Deferred income taxes	2,127,918	2,095,518
Total liabilities	4,243,729	4,248,999

Net Assets

Common stock, $1 par value: authorized,
5,000,000 shares; issued, 4,326,516 shares
at June 30, 2010 and March 31, 2010	4,326,516	4,326,516
Additional capital	126,777,762	126,554,546
Undistributed net investment income	2,526,802	2,061,109
Undistributed net realized gain on investments	74,015,364	–
Unrealized appreciation of investments	312,177,449	377,920,063
Treasury stock - at cost 584,878 shares at
June 30, 2010 and March 31, 2010	(23,936,648)	(23,936,648)
Total net assets	495,887,245	486,925,586
Total liabilities and net assets	$500,130,974	$491,174,585
Net asset value per share
(on the 3,741,638 shares outstanding)	$ 132.53	$ 130.14

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30
	2010	2009
Investment income:
Interest	$ 300,551	$ 322,808
Dividends	2,389,373	584,370
Management and directors' fees	276,650	282,750
	2,966,574	1,189,928
Operating expenses:
Salaries	398,474	314,531
Net pension benefit	(92,277)	(63,306)
Stock option expense	223,217	141,525
Professional fees	237,456	155,563
Other operating expenses	207,569	175,137
	974,439	723,450

Income before income taxes	1,992,135	466,478
Income tax expense	29,788	22,200

Net investment income	$ 1,962,347	$ 444,278

Proceeds from disposition of investments	$78,525,764	$ –
Cost of investments sold	4,510,400	–

Net realized gain on investments, (net of $1,218,855 of
estimated transfer taxes on sale of Lifemark Group, see
Note 3 - "Income Taxes" for discussion of income taxes
related to gain on sale of Lifemark Group.)	74,015,364	–

Net increase (decrease) in unrealized appreciation
of investments	(65,742,614)	10,249,270
Net realized and unrealized gain on investments	$ 8,272,750	$10,249,270

Increase in net assets from operations	$10,235,097	$10,693,548

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Operations:
Net investment income	$ 1,962,347	$ 444,278
Net realized gain on investments	74,015,364	–
Net increase (decrease) in unrealized appreciation
of investments	(65,742,614)	10,249,270
Increase in net assets from operations	10,235,097	10,693,548

Distributions from:
Undistributed net investment income	(1,496,655)	(1,496,655)

Capital share transactions:
Change in pension plan funded status	–	(263,416)
Stock option expense	223,217	141,525
Increase in net assets	8,961,659	9,075,002

Net assets, beginning of period	486,925,586	415,262,991

Net assets, end of period	$495,887,245	$424,337,993

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30
	2010	2009
Cash flows from operating activities
Increase in net assets from operations	$10,235,097	$10,693,548
Adjustments to reconcile increase in net
assets from operations to net cash
provided (used in) by operating activities:
Net proceeds from disposition of investments	74,822,144	–
Proceeds from repayment of debt securities	–	3,000,000
Purchases of securities	(2,394,724)	(5,963,588)
Depreciation and amortization	6,328	7,653
Net pension benefit	(92,277)	(63,306)
Realized gain on investments before income taxes	(74,015,364)	–
Net (increase) decrease in unrealized
appreciation of investments	65,742,614	(10,249,270)
Stock option expense	223,217	141,525
(Increase) decrease in dividend and interest receivable	674,765	(295,866)
(Increase) decrease in receivables from
affiliates	216,839	(37,405)
(Increase) decrease in other assets	(2,461)	6,876
Increase (decrease) in other liabilities	(49,814)	32,253
Increase in deferred income taxes	32,400	22,200
Net cash provided by (used in) operating activities	75,398,764	(2,705,380)

Cash flows from financing activities
Distributions from undistributed net
investment income	(1,496,655)	(1,496,655)
Purchase of treasury stock	–	–
Net cash used in financing activities	(1,496,655)	(1,496,655)

Net increase (decrease) in cash and cash
equivalents	73,902,109	(4,202,035)
Cash and cash equivalents at beginning
of period	4,093,508	14,721,730
Cash and cash equivalents at end of period	$77,995,617	$10,519,695

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ –	$ –
Income taxes	$ –	$ –

Non-Cash transaction:
In June 2010, the Company contributed certain tracts of Real Estate to their newly formed
CapStar Holdings Corporation, wholly-owned by the Company. This transaction had the following non-cash effect on the Company's Consolidated Statement of Assets and Liabilities:

Total Investments	$ 3,703,619	$ -

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
June 30, 2010
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)

¥†ALAMO GROUP INC.	22.0%	2,830,300 shares common stock (acquired 4-1-73
Seguin, Texas		thru 5-25-07)	$ 2,190,937	$ 45,992.375
Tractor-mounted mowing and mobile excavation
equipment for governmental, industrial and agricultural
markets; street-sweeping equipment for municipalities.

ALL COMPONENTS, INC.	80.4%	8.25% subordinated note, $6,000,000 principal due
Pflugerville, Texas		2012 (acquired 6-27-07)	6,000,000	6,000,000
Electronics contract manufacturing; distribution and production		150,000 shares Series A Convertible Preferred Stock, con-
of memory and other components for computer manufacturers,		vertible into 600,000 shares of common stock at $0.25
retailers and value-added resellers.		per share (acquired 9-16-94)	150,000	5,821,725
		Warrants to purchase 350,000 shares of common stock at
		$11.00 per share, expiring 2017 (acquired 6-27-07)	–	–
			6,150,000	11,821,725

ATLANTIC CAPITAL BANCSHARES, INC.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	1,575,000
Atlanta, Georgia
Holding company of Atlantic Capital Bank, a full service commercial bank.

¥ BALCO, INC.	90.9%	445,000 shares common stock and 60,920 shares Class B
Wichita, Kansas		non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	6,600,000
Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.

*BOXX TECHNOLOGIES, INC.	15.2%	3,125,354 shares Series B Convertible Preferred Stock,
Austin, Texas		convertible into 3,125,354 shares of common stock at
Workstations for computer graphic imaging and design.		$0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2

*CMI HOLDING COMPANY, INC.	21.7%	10% convertible promissory note, due 2013 (acquired 5-19-10)	600,000	300,000
Richardson, Texas		10% convertible promissory note, due 2013 (acquired 2-23-10)	650,000	325,000
Owns Chase Medical, which develops and sells devices used		1,631,516 shares Series C-1 Convertible Preferred
in cardiac surgery to relieve congestive heart failure; develops		Stock, convertible into 1,631,516 shares of common
and supports cardiac imaging systems.		stock at $2.15 per share (acquired 7-10-09)	2,863,347	1
		2,327,658 shares Series A Convertible Preferred Stock,
		convertible into 2,327,658 shares of common stock at
		$1.72 per share (acquired 8-21-02 and 6-4-03)	4,000,000	2
		Warrants to purchase 109,012 shares of common stock at
		$1.72 per share, expiring 2012 (acquired 4-7-04)	–	–
		Warrants to purchase 636,151 shares of Series A-1 Convertible
		Preferred Stock at $1.72 per share expiring 2017 and
		2019 (acquired 7-2-07 and 6-9-09)	–	–
		Warrant to purchase 90,698 shares of Series D or D-1
		Convertible Preferred Stock at $1.72 per share expiring
		2017 (acquired 2-23-10)	–	–
			8,113,347	625,003

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
June 30, 2010
(Unaudited)
(continued)

Company	Equity (a)	Investment (b)	Cost	Value (c)

CINATRA CLEAN TECHNOLOGIES, INC.	59.2%	10% subordinated secured promissory note, due 2012	$ 1,074,691	$ 1,074,691
Houston, Texas		(acquired 5-19-10)
Cleans above ground oil storage tanks with a patented,		10% subordinated secured promissory note, due 2013
automated system.		(acquired 7-14-08 thru 4-28-10)	6,200,700	6,200,700
		1,128,649 shares Series A Convertible Preferred Stock,
		convertible into 1,128,649 shares of common stock at $1.00
		per share (acquired 7-14-08 and 11-19-08)	1,128,649	1,023,738
			8,404,040	8,299,129

*†ENCORE WIRE CORPORATION	16.9%	4,086,750 shares common stock (acquired 7-16-92 thru
McKinney, Texas		10-7-98)	5,800,000	61,301,250
Electric wire and cable for residential, commercial and
industrial construction use.

EXTREME INTERNATIONAL, INC.	53.6%	13,035 shares Series A common stock (acquired 9-26-08
Sugar Land, Texas		and 12-18-08)	325,875	677,000
Owns Bill Young Productions, Texas Video and Post, and		39,359.18 shares Series C Convertible Preferred Stock,
Extreme Communications, which produce radio and television		convertible into 157,437.72 shares of common stock at
commercials and corporate communications videos.		$25.00 per share (acquired 9-30-03)	2,625,000	8,165,000
		3,750 shares 8% Series A Convertible Preferred Stock,
		convertible into 15,000 shares of common stock at $25.00
		per share (acquired 9-30-03)	375,000	778,000
			3,325,875	9,620,000

¥† HEELYS, INC.	31.1%	9,317,310 shares common stock (acquired 5-26-00)	102,490	20,125,390
Carrollton, Texas
Heelys stealth skate shoes, equipment and apparel sold
through sporting goods chains, department stores and
footware retailers.

†HOLOGIC, INC.	<1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	8,808,854
Bedford, Massachusetts
Medical instruments including bone densitometers,
mammography devices and digital radiography systems.

iMEMORIES, INC.	26.2%	17,391,304 shares Series B Convertible Preferred Stock,
Scottsdale, AZ		convertible into 17,391,304 shares of common stock at
Enables online video and photo sharing and DVD creation		$0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
for home movies recorded in analog and new digital format.

KBI BIOPHARMA, INC.	14.8%	7,142,857 shares Series B-2 Convertible Preferred Stock,
Durham, NC		convertible into 7,142,857 shares of common stock at
Provides fully-integrated, outsourced drug development		$0.70 per share (acquired 9-08-09)	5,000,000	5,000,000
and bio-manufacturing services.

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
June 30, 2010
(Unaudited)
(continued)

Company	Equity (a)	Investment (b)	Cost	Value (c)

¥ MEDIA RECOVERY, INC.	97.5%	800,000 shares Series A Convertible Preferred Stock,
Dallas, Texas		convertible into 800,000 shares of common stock at
Computer datacenter and office automation supplies and		$1.00 per share (acquired 11-4-97)	$ 800,000	$ 2,400,000
accessories; impact, tilt monitoring and temperature sensing		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	12,200,000
devices to detect mishandled shipments; dunnage for			5,415,000	14,600,000
protecting shipments.

*PALLETONE, INC.	8.4%	12.3% senior subordinated notes, $2,000,000
Bartow, Florida		principal due 2012 (acquired 9-25-06)	1,553,150	2,000,000
Manufacturer of wooden pallets and pressure-treated		150,000 shares common stock (acquired 10-18-01)	150,000	2
lumber.		Warrant to purchase 15,294 shares of common stock
		at $1.00 per share, expiring 2011 (acquired 2-17-06)	45,746	–
			1,748,896	2,000,002

¥† PALM HARBOR HOMES, INC.	30.4%	7,855,121 shares common stock (acquired 1-3-85
Dallas, Texas		thru 7-31-95)	10,931,955	6,833,955
Integrated manufacturing, retailing, financing and insuring		Warrant to purchase 286,625 shares of common
of manufactured housing and modular homes.		stock at $3.14 per share, expiring 2019 (acquired
		4-24-09)	–	–
			10,931,955	6,833,955

¥ THE RECTORSEAL CORPORATION	100.0%	27,907 shares common stock (acquired 1-5-73 and
Houston, Texas		3-31-73)	52,600	130,000,000
Specialty chemicals for plumbing, HVAC, electrical,
construction, industrial, oil field and automotive applications;
smoke containment systems for building fires; also owns
20% of The Whitmore Manufacturing Company.

TCI HOLDINGS, INC.	–	21 shares 12% Series C Cumulative Compounding
Denver, Colorado		Preferred stock (acquired 1-30-90)	–	677,250
Cable television systems and microwave relay systems.

†TEXAS CAPITAL BANCSHARES, INC.	1.6%	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	8,020,565
Dallas, Texas
Regional bank holding company with banking operations
in six Texas cities.

TRAX HOLDINGS, INC.	31.1%	1,061,279 shares Series A Convertible Preferred Stock,
Scottsdale, Arizona		convertible into 1,061,279 common stock at $4.71
Provides a comprehensive set of solutions to improve		per share (acquired 12-8-08 and 2-17-09)	5,000,000	6,218,157
the transportation validation, accounting, payment
and information management process.

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
June 30, 2010
(Unaudited)
(continued)

Company	Equity (a)	Investment (b)	Cost	Value (c)

VIA HOLDINGS, INC.	28.1%	9,118 shares Series B Preferred Stock (acquired 9-19-05)	$4,559,000	$ 2
Sparks, Nevada		1,118 shares Series C Preferred Stock (acquired 11-1-07)	281,523	2
Designer, manufacturer and distributor of high-quality			4,840,523	4
office seating.

*WELLOGIX, INC.	19.3%	4,788,371 shares Series A-1 Convertible Participating
Houston, Texas		Preferred Stock, convertible into 4,788,371 shares
Developer and supporter of software used by the oil and gas		of common stock at $1.0441 per share (acquired
industry.		8-19-05 thru 6-15-08)	5,000,000	2

¥ THE WHITMORE MANUFACTURING COMPANY	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	47,500,000
Rockwall, Texas
Specialized surface mining, railroad and industrial
lubricants;coatings for automobiles and primary metals;
fluid contamination control devices.

MISCELLANEOUS		– Ballast Point Ventures II, L.P. – 2.6% limited partnership
		interest (acquired 8-4-08 thru 6-18-10)	975,000	975,000
		– BankCap Partners Fund I, L.P. – 6.0% limited partnership
		interest (acquired 7-14-06 thru 6-18-09)	5,583,470	5,191,008
	100.0%	– CapitalSouth Partners Fund III, L.P. – 2.8% limited
		partnership interest (acquired 1-22-08 and 2-12-09)	831,256	831,256
		– ¥CapStar Holdings Corporation, – 500 shares common
		stock (acquired 6-10-10)	3,703,619	3,703,619
		– Diamond State Ventures, L.P. – 1.9% limited partnership
		interest (acquired 10-12-99 thru 8-26-05)	76,000	187,369
		– ¥Discovery Alliance, LLC – 90.0% limited liability company
		(acquired 9-12-08 thru 5-14-10)	900,000	900,000
		– Essex Capital Corporation – 10% unsecured promissory
		note due 8-19-10 (acquired 8-16-09)	–	1,000,000
		– First Capital Group of Texas III, L.P. – 3.0% limited
		partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	473,934
	100.0%	– ¥Humac Company – 1,041,000 shares common stock
		(acquired 1-31-75 and 12-31-75)	–	157,000
		– STARTech Seed Fund I – 12.1% limited partnership
		interest (acquired 4-17-98 thru 1-5-00)	178,066	1
		– STARTech Seed Fund II – 3.2% limited partnership
		interest (acquired 4-28-00 thru 2-23-05)	950,000	1
		– Sterling Group Partners I, L.P. – 1.7% limited partnership
		interest (acquired 4-20-01 thru 1-24-05)	1,064,042	750,535
TOTAL INVESTMENTS			$101,610,937	$413,788,386

†Publicly-owned company ¥ Control investment * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
June 30, 2009

Company	Equity (a)	Investment (b)	Cost	Value (c)

¥†ALAMO GROUP INC.	26.3%	2,830,300 shares common stock (acquired 4-1-73
Seguin, Texas		thru 5-25-07)	$ 2,190,937	$ 22,642,400
Tractor-mounted mowing and mobile excavation
equipment for governmental, industrial and agricultural
markets; street-sweeping equipment for municipalities.

ALL COMPONENTS, INC.	80.0%	8.25% subordinated note, due 2012 (acquired 6-27-07)	6,000,000	6,000,000
Austin, Texas		150,000 shares Series A Convertible Preferred
Electronics contract manufacturing; distribution and production		Stock, convertible into 600,000 shares of common
of memory and other components for computer manufacturers,		stock at $0.25 per share (acquired 9-16-94)	150,000	1
retailers and value-added resellers.		Warrants to purchase 350,000 shares of common stock at
		$11.00 per share, expiring 2017 (acquired 6-27-07)	–	–
			6,150,000	6,000,001

ATLANTIC CAPITAL BANCSHARES, INC.	2.0%	300,000 shares common stock (acquired 4-10-07)	3,000,000	3,000,000
Atlanta, Georgia
Holding company of Atlantic Capital Bank
a full service commercial bank.

¥BALCO, INC.	90.9%	445,000 shares common stock and 60,920 shares Class B
Wichita, Kansas		non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	8,000,000
Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.

*BOXX TECHNOLOGIES, INC.	15.2%	3,125,354 shares Series B Convertible Preferred Stock,
Austin, Texas		convertible into 3,125,354 shares of common stock at
Workstations for computer graphic imaging and design.		$0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2

*CMI HOLDING COMPANY, INC.	17.2%	10% convertible subordinated note, due 2009
Richardson, Texas		(acquired 7-2-07 thru 10-9-07)	2,708,347	1,345,000
Owns Chase Medical, which develops and sells devices used		2,327,658 shares Series A Convertible Preferred Stock,
in cardiac surgery to relieve congestive heart failure; develops		convertible into 2,327,658 shares of common stock at
and supports cardiac imaging systems.		$1.72 per share (acquired 8-21-02 and 6-4-03)	4,000,000	2
		Warrants to purchase 109,012 shares of common stock at
		$1.72 per share, expiring 2012 (acquired 4-7-04)	–	–
		Warrant to purchase 575,975 shares of Series A-1 Convertible
		Preferred Stock at $1.72 per share, expiring 2017
		(acquired 7-2-07)	–	–
		Warrant to purchase 60,174 shares of Series A-1 Convertible
		Preferred Stock at $1.72 per share, expiring 2019 (acquired
		6/9/09)	–	–
			6,708,347	1,345,002

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
June 30, 2009
(continued)

Company	Equity (a)	Investment (b)	Cost	Value (c)

CINATRA CLEAN TECHNOLOGIES, INC.	59.2%	10% subordinated secured promissory note, (acquired 7-14-08
Houston, Texas		thru 6-16-09)	$ 4,834,432	$ 4,834,432
Cleans above ground oil storage tanks with a patented,		1,128,649 shares Series A Convertible Preferred Stock,
automated system.		convertible into 1,128,649 shares of common stock at $1.00
		per share (acquired 7-14-08 and 11-19-08)	1,128,649	1,128,649
			5,963,081	5,963,081

DENNIS TOOL COMPANY	64.3%	20,725 shares 5% Convertible Preferred Stock, convertible
Houston, Texas		into 20,725 shares of common stock at $48.25 per
Polycrystalline diamond compacts (PDCs) used in oil field drill		share (acquired 8-10-98)	999,981	999,981
bits and in mining and industrial applications.		140,137 shares common stock (acquired 3-7-94 and 8-10-98)	2,329,963	2,868,000
			3,329,944	3,867,981

†ENCORE WIRE CORPORATION	17.2%	4,086,750 shares common stock (acquired 7-16-92 thru
McKinney, Texas		10-7-98)	5,800,000	65,388,000
Electric wire and cable for residential, commercial and
industrial construction use.

EXTREME INTERNATIONAL, INC.	53.6%	13,035 shares Series A common stock (acquired 9-26-08
Sugar Land, Texas		and 12-18-08)	325,875	527,102
Owns Bill Young Productions, Texas Video and Post, and		39,359.18 shares Series C Convertible Preferred Stock,
Extreme Communications, which produce radio and television		convertible into 157,437.72 shares of common stock at
commercials and corporate communications videos.		$25.00 per share (acquired 9-30-03)	2,625,000	6,366,336
		3,750 shares 8% Series A Convertible Preferred Stock,
		convertible into 15,000 shares of common stock at $25.00
		per share (acquired 9-30-03)	375,000	606,562
			3,325,875	7,500,000

¥† HEELYS, INC.	31.1%	9,317,310 shares common stock (acquired 5-26-00)	102,490	16,305,293
Carrollton, Texas
Heelys stealth skate shoes, equipment and apparel sold
through sporting goods chains, department stores and
footware retailers.

†HOLOGIC, INC.	<1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	9,011,357
Bedford, Massachusetts
Medical instruments including bone densitometers,
mammography devices and digital radiography systems.

¥ LIFEMARK GROUP	100.0%	1,449,026 shares common stock (acquired 7-16-69)	4,510,400	71,000,000
Hayward, California
Cemeteries, mausoleums and mortuaries located in
northern California.

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
June 30, 2009
(continued)

Company	Equity (a)	Investment (b)	Cost	Value (c)

¥ MEDIA RECOVERY, INC.	97.5%	800,000 shares Series A Convertible Preferred Stock,
Dallas, Texas		convertible into 800,000 shares of common stock at
Computer datacenter and office automation supplies and		$1.00 per share (acquired 11-4-97)	$ 800,000	$ 2,500,000
accessories; impact, tilt monitoring and temperature sensing		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	12,300,000
devicesto detect mishandled shipments; dunnage for			5,415,000	14,800,000
protecting shipments.

*PALLETONE, INC.	8.5%	12.3% senior subordinated notes due 2012
Bartow, Florida		(acquired 9-25-06)	1,553,150	2
Manufacturer of wooden pallets and pressure-treated		150,000 shares common stock (acquired 10-18-01)	150,000	2
lumber.		Warrant to purchase 15,294 shares of common stock
		at $1.00 per share, expiring 2011 (acquired 2-17-06)	45,746	–
			1,748,896	4
¥† PALM HARBOR HOMES, INC.	32.1%	7,855,121 shares common stock (acquired 1-3-85
Dallas, Texas		thru 7-31-95)	10,931,955	9,818,902
Integrated manufacturing, retailing, financing and insuring		Warrant to purchase 286,625 shares of common stock
of manufactured housing and modular homes.		at $3.14 per share, expiring 2019 (acquired 4-24-09)	–	–
			10,931,955	9,818,902

¥ THE RECTORSEAL CORPORATION	100.0%	27,907 shares common stock (acquired 1-5-73 and
Houston, Texas		3-31-73)	52,600	107,200,000
Specialty chemicals for plumbing, HVAC, electrical,
construction, industrial, oil field and automotive applications;
smoke containment systems for building fires; also owns
20% of The Whitmore Manufacturing Company.

TCI HOLDINGS, INC.	–	21 shares 12% Series C Cumulative Compounding
Denver, Colorado		Preferred stock (acquired 1-30-90)	–	677,250
Cable television systems and microwave relay systems.

†TEXAS CAPITAL BANCSHARES, INC.	1.6%	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	7,574,978
Dallas, Texas
Regional bank holding company with banking operations
in six Texas cities.

TRAX HOLDINGS, INC.	32.5%	1,061,279 shares Series A Convertible Preferred Stock,
Scottsdale, Arizona		convertible into 1,061,279 common stock at $4.71 per
Provides a comprehensive set of solutions to improve the trans-		share (acquired 12-8-08 and 2-17-09)	5,000,000	5,000,000
portation validation, accounting, payment and information
management process.

VIA HOLDINGS, INC.	28.1%	9,118 shares Series B Preferred Stock (acquired 9-19-05)	4,559,000	2
Sparks, Nevada		1,118 shares Series C Preferred Stock (acquired 11-1-07)	281,523	2
Designer, manufacturer and distributor of high-quality office			4,840,523	4
seating.

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
June 30, 2009
(continued)

Company	Equity (a)	Investment (b)	Cost	Value (c)

*WELLOGIX, INC.	19.7%	4,788,371 shares Series A-1 Convertible Participating
Houston, Texas		Preferred Stock, convertible into 4,788,371 shares
Developer and supporter of software used by the oil and gas		of common stock at $1.0441 per share (acquired
industry.		8-19-05 thru 6-15-08)	$ 5,000,000	$ 2

¥ THE WHITMORE MANUFACTURING COMPANY	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	36,000,000
Rockwall, Texas
Specialized surface mining, railroad and industrial
lubricants;coatings for automobiles and primary metals;
fluid contamination control devices.

MISCELLANEOUS		– Ballast Point Ventures II, L.P. – 2.6% limited partnership
		interest (acquired 8-4-08 thru 4-23-09)	525,000	525,000
		– BankCap Partners Fund I, L.P. – 6.0% limited partnership
		interest (acquired 7-14-06 thru 6-19-09)	5,513,837	5,513,837
		– CapitalSouth Partners Fund III, L.P. – 2.8% limited
		partnership interest (acquired 1-22-08 and 2-12-09)	831,256	831,256
		– Diamond State Ventures, L.P. – 1.9% limited partnership
		interest (acquired 10-12-99 thru 8-26-05)	111,000	111,000
		– ¥ Discovery Alliance, LLC – 90.0% limited liability
		company (acquired 9-12-08 thru 6-1-09)	600,000	600,000
		– First Capital Group of Texas III, L.P. – 3.0% limited
		partnership interest (acquired 12-26-00 thru 8-12-05)	964,604	684,748
	100.0%	– ¥ Humac Company – 1,041,000 shares common stock
		(acquired 1-31-75 and 12-31-75)	–	139,000
		– STARTech Seed Fund I – 12.1% limited partnership
		interest (acquired 4-17-98 thru 1-5-00)	178,066	1
		– STARTech Seed Fund II – 3.2% limited partnership
		interest (acquired 4-28-00 thru 2-23-05)	950,000	1
		– Sterling Group Partners I, L.P. – 1.7% limited partnership
		interest (acquired 4-20-01 thru 1-24-05)	1,064,042	348,780
TOTAL INVESTMENTS			$92,302,778	$409,847,880

†Publicly-owned company ¥ Control investment * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Schedule of Investments
(Unaudited)
(a)           Equity

The percentages in the “Equity” column express the potential equity interests held by Capital Southwest Corporation and Capital Southwest Venture Corporation (together, the “Company”) in each issuer.  Each percentage represents the amount of the issuer’s common stock the Company owns or can acquire as a percentage of the issuer’s total outstanding common stock, plus stock reserved for all warrants, convertible securities and employee stock options.  The symbol “<1%” indicates that the Company holds a potential equity interest of less than 1%.

(b)           Investments

Unrestricted securities (indicated by ±) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restriction on resale and are not freely marketable.  At June 30, 2010, restricted securities represented approximately 95.9% of the value of the consolidated investment portfolio.

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

We adopted FASB ASC Topic 820 on April 1, 2008 (see footnote 1 in “Notes to Consolidated Financial Statements,” page 18).  ASC Topic 820 provides a framework for measuring the fair value of assets and liabilities along with guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used for valuation.  ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

(c)           Value

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

Partnership Interests, Preferred Equity and Common Equity, including unrestricted marketable securities, which are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date, and restricted marketable securities for which there is a public market, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date adjusted in good faith by our Board of Directors if they deem a discount or premium would be likely or obtainable upon a sale or transfer of our interest.  For those without a principal market, the Board of Directors considers the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer’s securities; the values of similar securities issued by companies in similar businesses; the proportion of the issuer’s securities owned by the Company; protective put analysis based on the Black-Scholes option pricing model; the nature and duration of resale restrictions; and the nature of any rights enabling the Company to require the issuer to register restricted securities under applicable securities laws.  In determining the fair value of restricted securities, the Board of Directors considers the inherent value of such securities without regard to the restrictive feature and adjusts for any diminution in value resulting from restrictions on resale.  Investments, in certain entities that calculate net asset value per share (or its equivalent) and for which fair market value is not readily determinable, are valued using the net asset value per share (or its equivalent, such as member units or ownership interest in partners’ capital to which a proportionate share of net assets is attributed) of the investment.

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

(d)           Agreements Between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that that issuer will bear substantially all costs in connection with the disposition of common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at June 30, 2010 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

(e)           Descriptions and Ownership Percentages

The descriptions of the companies and ownership percentages shown in the Consolidated Schedule of Investments were obtained from published reports and other sources believed to be reliable, are supplemental and are not covered by the report of our independent registered public accounting firm.  Acquisition dates indicated are the dates specific securities were acquired, which may differ from the original investment dates.  Certain securities were received in exchange for or upon conversion or exercise of other securities previously acquired.

Notes to Consolidated Financial Statements
(Unaudited)

ORGANIZATION AND BASIS OF PRESENTATION

Organization

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

Our portfolio is a composite of companies in which we have major interests as well as a number of developing companies and marketable securities of established publicly-owned companies.  We make available significant managerial assistance to the companies in which we invest and believe that providing material assistance to such investee companies is critical to their business development activities.  CSMC receives a monthly fixed fee for their management services provided to certain of its control portfolio companies.

Basis of Presentation

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

The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form10-Q and Article 6 of Regulation S-X.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended  March 31,  2010,  as  filed  with  the  Securities  and  Exchange  Commission  (SEC).  Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although we believe that the disclosures are adequate for a fair presentation.  The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

Portfolio Investment Classification

We classify our investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Control Investments” are defined as investments in which we own more than 25% of the voting securities or have rights to maintain greater than 50% of the board representation; “Affiliated Investments” are defined as investments in which we own between 5% and 25% of the voting securities; and “Non-Control/Non-Affiliated Investments” are defined as investments that are neither “Control Investments” nor “Affiliated Investments.”

Notes to Consolidated Financial Statements
(continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.           Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements of CSC, CSVC and CSMC.

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

Fair value is generally determined based on quoted market prices in the active markets for identical assets or liabilities.  If quoted market prices are not available, we use valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs.  Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed.  In addition, changes in the market environment, portfolio company performance and other events may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned.  We determine the fair value of each individual investment and recorded changes in fair value as unrealized appreciation or depreciation.

We believe our investments at June 30, 2010 and 2009 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

Notes to Consolidated Financial Statements
(continued)

Investments  Investments are stated at market or fair value determined by our Board of Directors as described in Notes to the Consolidated Schedule of Investments and Note 2 below.  The average cost method is used in determining cost of investments sold.  Investments are recorded on a trade date basis.

Cash and Cash Equivalents  Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase.  Cash and cash equivalents are carried at cost, which approximates fair value.

Segment Information  The Company operates and manages its business in a singular segment.  As an investment company, the Company invests in portfolio companies in various industries and geographic areas as presented in the Consolidated Schedule of Investments.

Use of Estimates  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Interest and Dividend Income  Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recorded at the ex-dividend date for marketable securities and restricted securities.  In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When a debt or loan becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against the interest income, thereby placing the loan or debt security’s status on non-accrual basis and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis.

Federal Income Taxes  CSC and CSVC have elected and intend to comply with the requirements of the Internal Revenue Code (IRC) necessary to qualify as regulated investment companies (RICs).  By meeting these requirements, they will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to comply as a RIC, each company is required to timely distribute to its shareholders at least 90% of investment taxable income, as defined by the Code, each year.  Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in taxable income until they are realized.  The Company’s policy is to retain and pay the 35% corporate tax on realized long-term capital gains.  For investment companies that qualify as RICs under the IRC, federal income taxes payable on security gains that the company elects to retain are accrued only on the last day of our tax year, December 31.  Therefore, CSC and CSVC made no provision for federal income taxes on such gains and net investment income in their financial statements.  See Note 3 for further discussion.

CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the three months ended June 30, 2010 and 2009.

Deferred Taxes  The Company sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  Deferred taxes related to the qualified defined benefit pension plan are recorded as incurred.

Notes to Consolidated Financial Statements
(continued)

Stock-Based Compensation   We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.  See Note 4 for further discussion.

Defined Pension Benefits and Other Postretirement Plans  We record annual amounts relating to defined benefit pension plan based on calculations, which include various actuarial assumptions such as discount rates and assumed rates of return depending on the pension plan.  Material changes in pension costs may occur in the future due to changes in the discount rate, changes in the expected long-term rate of return, changes in level of contributions to the plans and other factors.  The funded status is the difference between the fair value of plan assets and the benefit obligation.  We recognize changes in the funded status of postretirement defined benefit plans in the Statement of Assets and Liabilities in the year in which the changes occur and measure postretirement defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end.  We presently use March 31as the measurement date for all of our postretirement defined benefit plans.

Concentration of Risk  We place our idle cash in financial institutions, and at times, such balances may be in excess of the federally insured limits.

Recent Accounting Pronouncements

ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820):  Measuring Liabilities at Fair Value.  In August 2009, the FASB issued Accounting Standards Update (“ASU”) No.2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which amends ASC 820-10.  ASU 2009-05 provides clarification in circumstances when a quoted price in an active market for an identical liability is not available.  In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (1) the quoted price of the identical liability when traded as an asset; (2) the quoted prices for similar liabilities when traded as an asset; or (3) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income or market approach.  ASU 2009-05 clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  Additionally, ASU 2009-05 clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market, when no adjustment to the quoted price of the asset are required, are Level 1 fair value measurements.  This ASU became effective for us for our fiscal year ended March 31, 2010 and did not have a material impact on our consolidated financial statements.

ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820):  Investments in Certain Entities That Calculate Net Asset Per Share (or Its Equivalent).  In September 2009, the FASB issued ASU 2009-12 “Investments in Certain Entities That Calculate Net Asset Per Share (or Its Equivalent),” which provides further guidance for measuring the fair value of investments in certain entities that calculate net asset value per share or its equivalent; provided the investment does not have a readily determined fair value and the net asset value is calculated in a manner that is consistent with ASC Topic 946-Financial Services-Investment Companies, as of the reporting entities’ measurement date, including the measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820.  In such instances, a reporting entity is permitted to estimate the fair value of an investment using the net asset value per share.  This ASU became effective for us for our fiscal year ended March 31, 2010 and did not have a material impact on our consolidated financial statements.

Notes to Consolidated Financial Statements
(continued)

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements.  In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures About Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  Adoption of ASU 2010-06 is not expected to have a significant impact on the Company’s financial condition and results of operation.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC Topic 820, “Fair Value Measurements and Disclosures”.  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•
Level 1:  Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  We use Level 1 inputs for publicly traded unrestricted securities.  Such investments are valued at the closing price for listed securities and at the lower of the closing bid price or the closing sale price for over-the-counter (NASDAQ) securities on the valuation date.

•
Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data.  We did not value any of our investments using Level 2 inputs as of June 30, 2010.

•
Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment.  We use Level 3 inputs for measuring the fair value of substantially all of our investments.  See “Notes to Consolidated Schedule of Investments” (c) on page 15 for the investment policy used to determine the fair value of these investments.

As required by ASC 820, when the inputs used to measure a fair value fall within different levels of the hierarchy, the level within the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3).  We conduct reviews of fair value hierarchy on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification of certain assets.

Notes to Consolidated Financial Statements
(continued)

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2010 and June 30, 2009 (in millions):

		Fair Value Measurements at 6/30/2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt	$ 16.9	$ -	$ -	$16.9
Partnership Interests	9.2	-	-	$9.2
Preferred Equity	34.1	-	-	$34.1
Common Equity	353.6	16.9	-	$336.7
Total Investments	$413.8	$16.9	$ -	$396.9

		Fair Value Measurements at 6/30/2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt	$ 12.2	$ -	$ -	$ 12.2
Partnership Interests	8.6	-	-	8.6
Preferred Equity	16.6	-	-	16.6
Common Equity	372.5	16.6	-	355.9
Total Investments	$409.9	$16.6	$ -	$393.3

The following table provides a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the three months ended June 30, 2010 (in millions):

	Fair Value 3/31/2010	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized	New Investments	Divestitures	Fair Value 6/30/2010
Debt	$ 14.6	$0.4	$ -	$1.9	$ -	$ 16.9
Partnership Interest	$ 8.6	$0.1	$ -	$0.5	$ -	$ 9.2
Preferred Equity	$ 35.3	-$1.2	$ -	$ -	$ -	$ 34.1
Common Equity	$398.4	$5.6	-$66.5	$3.7	-$4.5	$336.7
Total Investments	$456.9	$4.9	-$66.5	$6.1	-$4.5	$396.9

The total unrealized gains for the three month periods ended June 30, 2010 and 2009 included in earnings that related to assets still held at report date were $746,986 and $10,249,269, respectively

Notes to Consolidated Financial Statements
(continued)

3.           Income Taxes

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

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders.  For the tax year ended December 31, 2009 and 2008, we declared and paid ordinary dividends in the amount of $2,993,310 and $12,256,745, respectively.

Additionally, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year.  For the tax years ended December 31, 2009, we distributed 100% of our investment company ordinary taxable income.  As a result, we have made no tax provisions for income taxes on ordinary taxable income for the tax years ended December 31, 2009.

A RIC may elect to retain its long-term capital gains by designating them as “deemed distribution” to its shareholders and paying a federal tax rate of 35% on the long-term capital gains for the benefit of its shareholders.  Shareholders then report their share of the retained capital gains on their income tax returns as if it had been received and report a tax credit for tax paid on their behalf by the RIC.  Shareholders then add the amount of the “deemed distribution” net of such tax, to the basis of their shares.  For the tax year ended December 31, 2009, we have estimated net long-term capital gains of $2,327,150 for tax purposes and $1,682,616 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders.  In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $814,502 for the tax year ended December 31, 2009.  As of December 31, 2009, we did not have any undistributed long-term capital gains since they are being treated as distributed through the “deemed distribution.”  Based on our June 10, 2010 sale of Lifemark Group to NorthStar Memorial Group LLC, we have recognized an estimated long-term capital gain of $74,015,364, net of $1,218,855 of transfer taxes incurred related to the transfer of real estate at sale, and expect to incur estimated federal taxes on behalf of our shareholders in the amount of $25,900,000 as a result of this transaction.  As a RIC, our taxes are only recorded on the last day of our tax year, December 31; therefore we have not recognized the tax impact of this transaction in our consolidated financial statements.  We will recognize and report taxes due from net long-term capital gains in our December 31, 2010 consolidated financial statements.

For the quarters ended June 30, 2010 and 2009, CSC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

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

Notes to Consolidated Financial Statements
(continued)

4.           Employee Stock Option Plans

On July 20, 2009, shareholders approved the Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers of the Company and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares.  All options are granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 38,750 shares at a price of $76.74 (market price at the time of the grant) were granted on October 19, 2009 and remain outstanding, thus leaving a total of 101,250 options available for future grant.  Additionally, options to purchase 20,000 shares at a price of $95.79 (market price at time of the grant) were granted on March 22, 2010.  All 58,750 shares remain outstanding, thus leaving 81,250 options available for grant under the plan.

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

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.  Accordingly, for the quarters ended June 30, 2010 and 2009, we recognized compensation expense of $223,217 and $141,525, respectively.

As of June 30, 2010, the total remaining unrecognized compensation cost related to non-vested stock options was $3,109,175, will be amortized over the weighted-average service period of approximately 3.8 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
March 22, 2010	$ 32.56	0.84%	2.43%	37.8%	5
October 19, 2009	$ 25.36	1.04%	2.36%	37.6%	5

1999 Plan
July 30, 2008	$ 29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$ 27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$ 41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$ 33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$ 31.28	0.64%	5.08%	21.1%	7

Notes to Consolidated Financial Statements
(continued)

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of June 30, 2010:

	Number	Weighted-Average
	of shares	Exercise Price
2009 Plan
Balance at March 31, 2010	58,750	$ 83.23
Granted	–	–
Exercised	–	–
Canceled	–	–
Balance at June 30, 2010	58,750	$ 83.23

1999 Plan
Balance at March 31, 2010	107,900	$114.78
Granted	–	–
Exercised	–	–
Canceled	–	–
Balance at June 30, 2010	107,900	$114.78
Combined Balance at June 30, 2010	166,650	$103.65

At June 30, 2010, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.00 to $152.98 and 3.8 years, respectively.  The number of options exercisable under the 2009 Plan and the 1999 Plan, at June 30, 2010, was 38,960 with a weighted-average exercise price of $107.94.  No options were exercised during the quarter ended June 30, 2010.

5.         Summary of Per Share Information
	Three Months Ended
	June 30
	2010	2009
Investment income	$ .79	$ .32
Operating expenses	(.26)	(.19)
Income taxes	(.01)	(.01)
Net investment income	.52	.12
Distributions from undistributed
net investment income	(.40)	( .40)
Net realized gain (loss) net of tax	19.78	–
Net increase (decrease) in unrealized
appreciation of investments	(17.57)	2.74
Change in pension plan funded status	–	(.07)
Stock option expense	.06	.04
Increase (decrease) in net asset value	2.39	2.43

Net asset value:
Beginning of period	130.14	110.98
End of period	$132.53	$113.41
Shares outstanding at end of period
(000s omitted)	3,742	3,742

Notes to Consolidated Financial Statements
(continued)

6.         Contingencies and Commitments

From time to time the Company may be liable for claims against its portfolio companies.  We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

The Company has future commitments, subject to specific conditions, to invest up to $4,426,994 in six portfolio companies.

7.	Subsequent Events

The Company has evaluated all subsequent events through August 5, 2010, the date of the filing of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” “might,” “could,” “continue” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in this Form 10-Q, and in our Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010.  The forward-looking statements made in this Form 10-Q related only to events as of the date on which the statements are made.  You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in the Annual Report on Form 10-K for the year ended March 31, 2010.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Increase in net assets from operations” and consists of three elements.  The first is “Net investment income,” which is the difference between our income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain on investments”, which is the difference between the proceeds received from disposition of portfolio securities and their stated cost.  The third element is the “Net increase (decrease) in unrealized appreciation of investments,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain on investments” and “Net increase (decrease) in unrealized appreciation of investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from “unrealized” to “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Net asset value at June 30, 2010 was $495,887,245, equivalent to $132.53 per share.  Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the June 30, 2010 net asset value reflects an increase of 2.3% during the past three months as well as an increase of 18.0% during the past twelve months.

	June 30,	March 31,	June 30,
	2010	2010	2009
Net assets	$495,887,245	$486,925,586	$424,377,993
Shares outstanding	3,741,638	3,741,638	3,741,638
Net assets per share	$132.53	$130.14	$113.41

Net Investment Income

Interest income of $300,551 for the three months ended June 30, 2010 decreased slightly from $322,808 for the three months ended June 30, 2009 as a result of lower interest rates and reduced interest received from portfolio companies.  During the three months ended June 30, 2010 and 2009, we recorded dividend income from the following sources:

	Three Months Ended
	June 30,
	2010	2009
Alamo Group Inc.	$169,818	$169,818
Balco, Inc.	1,817,502	-
Encore Wire Corporation	81,735	81,735
The RectorSeal Corporation	240,000	240,000
TCI Holdings, Inc	20,318	20,318
The Whitmore Manufacturing Company	60,000	60,000
Dennis Tool Company	-	12,499
	$2,389,373	$584,370

Net Realized Gain on Investments

During the three months ended June 30, 2010, we sold all of our shares of common stock of Lifemark Group to NorthStar Memorial Group LLC generating net cash proceeds of $74,822,145 and $3,703,619 of carved out real estate and assets, which were directly transferred to CapStar Holding Company. As a result, we recognized net realized gains on investments of $74,015,364 before taxes.  We expect to incur an estimated $25,900,000 of income taxes to be paid on behalf of our shareholder, related to the Lifemark divestiture.  Transfer taxes in the amount of $1,218,855 related to the transfer of real estate were deducted from the realized gain on transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Net Increase (Decrease) in Unrealized Appreciation of Investments

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended
	June 30,
	2010	2009
Alamo Group Inc.	$3,537,875	$-
All Components, Inc.	(454,925)	3,000,000
Atlantic Capital Bancshares, Inc..	(1,575,000)	–
Balco, Inc.	(1,400,000)	1,400,000
CMI Holding Company, Inc.	(4,132,758)	–
Encore Wire Corporation	(6,130,125)	–
Extreme International, Inc.	1,095,000	900,000
Lifemark Group	(66,489,600)	–
The RectorSeal Corporation	9,800,000	–

During the three months ended June 30, 2010, the value of our investments decreased by $65,742,614.  This change in unrealized appreciation of investments includes a $66,489,600 reduction related to the aforementioned sale of Lifemark Group.  Excluding the Lifemark Group unrealized appreciation at March 31, 2010, net unrealized appreciation of investments for the three months ended June 30, 2010 increased by $746,896.  The largest increases in unrealized appreciation are attributable to RectorSeal Corporation, which increased $9,800,000 attributable to improved earnings; Alamo Group, which increased $3,537,875 due to an increase in their stock price and Extreme International, Inc., which increased $1,095,000 also due to improved earnings.  Offsetting the increases were a $6,130,125 decrease in Encore Wire Corporation, due to a decrease in their stock price; a 4,132,758 decrease in CMI Holding Company, a $1,575,000 decrease in Atlantic Capital Bancshares, Inc., $454,925 decrease in All Components, Inc. and $1,400,000 decrease in Balco, Inc., all due to slowdowns in their respective business segments.

A description of the investments listed above and other material components of the investment portfolio are included in this report under the caption “Consolidated Schedule of Investments – June 30, 2010 and 2009.”

Portfolio Investments

During the quarter ended June 30, 2010, we made investments of $2,394,724 in existing portfolio companies and $3,703,619 in a new portfolio company.

We have agreed, subject to certain conditions, to invest up to $4,426,994 in six portfolio companies.

Financial Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of approximately $78.0 million.  Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $2.5 million held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 40 years.  Retention of future gains is viewed as an important source of funds to sustain our investment activity.  Approximately $16.8 million of our investment portfolio is represented by unrestricted publicly-traded securities, and represent a source of liquidity as of June 30, 2010.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter ended June 30, 2010 to the critical accounting policies or the areas that involve the use of significant judgments and estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $16,900,931 at June 30, 2010, equivalent to 4.1% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income.  Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk
(continued)

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

During the fiscal quarter ended June 30, 2010, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

CAPITAL SOUTHWEST CORPORATION

Date: August 5, 2010	By:	/s/ Gary L. Martin
Gary L. Martin, Chairman of the Board and President

Date: August 5, 2010	By:	/s/ Tracy L. Morris
Tracy L. Morris, Chief Financial Officer