Form 10-Q
period 2010-09-30
CAPITAL SOUTHWEST CORP
filed 2010-11-04
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings).  Yes  ___No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ____	Accelerated filer X	Non-accelerated filer ____
Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,742,420 shares of Common Stock, $1 par value, as of October 31, 2010

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities
September 30, 2010 (Unaudited) and March 31, 2010	3

Consolidated Statements of Operations (Unaudited)
For the six months ended September 30, 2010 and
September 30, 2009	4

Consolidated Statements of Changes in Net Assets (Unaudited)
For the six months ended September 30, 2010 and
September 30, 2009	5

Consolidated Statements of Cash Flows (Unaudited)
For the six months ended September 30, 2010 and
September 30, 2009	6

Consolidated Schedules of Investments (Unaudited)
September 30, 2010 and March 31, 2010	7

Notes to Consolidated Financial Statements	17

ITEM 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	27

ITEM 3. Quantitative and Qualitative Disclosure About
Market Risk	30

ITEM 4. Controls and Procedures	30

PART II. OTHER INFORMATION

ITEM 1 Legal Proceedings	31

ITEM 1A. Risk Factors	31

ITEM 6. Exhibits	32

Signatures	33

PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Assets and Liabilities

Assets	September 30, 2010	March 31, 2010

	(Unaudited)
Investments at market or fair value
Companies more than 25% owned
(Cost: September 30, 2010 - $21,817,902,
March 31, 2010 - $26,178,302)	$ 278,194,917	$ 330,147,325
Companies 5% to 25% owned
(Cost: September 30, 2010 - $23,026,278,
March 31, 2010 - $21,562,243)	70,920,419	73,589,142
Companies less than 5% owned
(Cost: September 30, 2010 - $58,271,455,
March 31, 2010 - $52,282,449)	89,537,691	74,206,590
Total investments
(Cost: September 30, 2010 - $103,115,635,
March 31, 2010 - $100,022,994)	438,653,027	477,943,057
Cash and cash equivalents	77,057,668	4,093,508
Receivables
Dividends and interest	263,466	1,012,782
Affiliates	289,345	864,943
Pension assets	7,253,594	7,068,957
Other assets	173,397	191,338
Total assets	$ 523,690,497	$ 491,174,585
Liabilities

Other liabilities	$ 267,844	$ 1,070,540
Pension liability	1,121,922	1,082,941
Deferred income taxes	2,146,518	2,095,518
Total liabilities	3,536,284	4,248,999
Net Assets
Common stock, $1 par value: authorized,
5,000,000 shares; issued, 4,327,298 shares
at September 30, 2010 and 4,326,516 at
March 31, 2010	4,327,298	4,326,516
Additional capital	127,073,008	126,554,546
Undistributed net investment income	2,608,001	2,061,109
Undistributed net realized gain on investments	74,545,161	–
Unrealized appreciation of investments	335,537,393	377,920,063
Treasury stock - at cost 584,878 shares at
September 30, 2010 and March 31, 2010	(23,936,648)	(23,936,648)
Total net assets	520,154,213	486,925,586
Total liabilities and net assets	$ 523,690,497	$ 491,174,585
Net asset value per share
(on the 3,742,420 shares outstanding)	$ 138.99	$ 130.14
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2010	2009	2010	2009
Investment income:
Interest	$ 449,760	$ 189,446	$ 750,311	$ 512,254
Dividends	571,871	613,232	2,961,244	1,197,602
Management and directors' fees	142,150	260,350	418,800	543,100
	1,163,781	1,063,028	4,130,355	2,252,956
Operating expenses:
Salaries	709,087	495,276	1,330,777	951,332
Net pension benefit	(53,379)	(121,248)	(145,656)	(184,554)
Professional fees	175,520	105,039	412,976	260,602
Other operating expenses	232,629	186,891	440,199	362,028
	1,063,857	665,958	2,038,296	1,389,408
Income before income taxes	99,924	397,070	2,092,059	863,548
Income tax expense	18,724	35,234	48,512	57,434

Net investment income	$ 81,200	$ 361,836	$ 2,043,547	$ 806,114

Net realized gain on investments, (net of $1,218,855 of estimated transfer taxes on June 10, 2010 sale of Lifemark Group, see Note 3 –“Income Taxes” for discussion of income taxes related to gain on sale of Lifemark Group)	529,797	1,846,516	74,545,161	1,846,516

Net increase (decrease) in
unrealized appreciation of
investments	23,359,943	27,013,023	(42,382,670)	37,262,293
Net realized and unrealized
gain on investments	$ 23,889,740	$ 28,859,539	$ 32,162,491	$ 39,108,809
Increase in net assets from
Increase in net assets from operations	$ 23,970,940	$ 29,221,375	$ 34,206,038	$ 39,914,923

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Operations:
Net investment income	$ 2,043,547	$ 806,114
Net realized gain on investments	74,545,161	1,846,516
Net increase (decrease) in unrealized
appreciation of investments	(42,382,670)	37,262,293
Increase in net assets from operations	34,206,038	39,914,923
Distributions from:
Undistributed net investment income	(1,496,655)	(1,496,655)

Capital share transactions:
Change in pension plan funded status	–	(263,416)
Exercise of employee stock options	51,377	–
Stock option expense	467,867	283,051
Increase in net assets	33,228,627	38,437,903
Net assets, beginning of period	486,925,586	415,262,991
Net assets, end of period	$ 520,154,213	$ 453,700,894

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2010	2009	2010	2009
Cash flows from operating activities
Increase in net assets from operations	$ 23,970,940	$ 29,221,375	$ 34,206,038	$ 39,914,923
Adjustments to reconcile increase in net
assets from operations to net cash
provided by (used in) operating activities:
Net proceeds from disposition of investments	529,798	5,176,459	75,351,942	5,176,459
Proceeds from repayment of debt securities	134,337	–	134,337	3,000,000
Purchases of securities	(1,639,035)	(9,405,000)	(4,033,759)	(15,368,588)
Depreciation and amortization	6,507	7,245	12,834	14,898
Net pension benefit	(53,379)	(121,248)	(145,656)	(184,554)
Realized gain on investments	(529,797)	(1,846,516)	(74,545,161)	(1,846,516)
Net (increase) decrease in unrealized
appreciation of investments	(23,359,943)	(27,013,023)	42,382,671	(37,262,293)
Stock option expense	244,650	141,526	467,867	283,051
(Increase) decrease in dividend and interest
receivable	74,551	62,048	749,316	(233,818)
Increase (decrease) in receivables from affiliates	358,759	(726,662)	575,598	(764,067)
Increase in other assets	7,568	19,977	5,107	26,853
Increase (decrease) in other liabilities	(752,882)	665,853	(802,696)	698,106
Increase in deferred income taxes	18,600	42,600	51,000	64,800
Net cash provided by (used in) operating activities	(989,326)	(3,775,366)	74,409,438	(6,480,746)

Cash flows from financing activities
Distributions from undistributed net
investment income	–	–	(1,496,655)	(1,496,655)
Proceeds from exercise of employee stock options	51,377	–	51,377	–
Net cash provided by (used in) financing activities	51,377	–	(1,445,278)	(1,496,655)

Net increase (decrease) in cash and cash
equivalents	(937,949)	(3,775,366)	72,964,160	(7,977,401)
Cash and cash equivalents at beginning
of period	77,995,617	10,519,695	4,093,508	14,721,730
Cash and cash equivalents at end of period	$ 77,057,668	$ 6,744,329	$ 77,057,668	$ 6,744,329

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ –	$ –	$ –	$ –
Income taxes	$ –	$ –	$ –	$ –

Non-Cash transaction:
In June 2010, the Company transferred certain tracts of Real Estate from Lifemark Group to their newly formed CapStar Holdings Corporation, wholly-owned by the Company.  This transaction had the following non-cash effect on the Company’s Consolidated Statement of Assets and Liabilities:

Total Investments	$ –	$ –	$3,703,619	$ –

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
September 30, 2010
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)

¥†ALAMO GROUP INC.	22.0%	2,830,300 shares common stock (acquired 4-1-73
Seguin, Texas		thru 5-25-07)	$ 2,190,937	$ 47,407,525
Tractor-mounted mowing and mobile excavation
equipment for governmental, industrial and agricultural
markets; street-sweeping equipment for municipalities.

ALL COMPONENTS, INC.	80.4%	8.25% subordinated note, $6,000,000 principal due
Pflugerville, Texas		2012 (acquired 6-27-07)	6,000,000	6,000,000
Electronics contract manufacturing; distribution and		150,000 shares Series A Convertible Preferred Stock,
production of memory and other components for		convertible into 600,000 shares of common stock
computer manufacturers,retailers and .		at $0.25 per share (acquired 9-16-94)	150,000	10,426,409
value-added resellers		Warrants to purchase 350,000 shares of common stock
		at $11.00 per share, expiring 2017 (acquired 6-27-07)	–	4,108,903
			6,150,000	20,535,312

ATLANTIC CAPITAL BANCSHARES, INC.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	1,575,000
Atlanta, Georgia
Holding company of Atlantic Capital Bank, a full service commercial bank.

¥ BALCO, INC.	90.9%	445,000 shares common stock and 60,920 shares Class B
Wichita, Kansas		non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	6,600,000
Specialty architectural products used in the construction
and remodeling of commercial and institutional buildings.

*BOXX TECHNOLOGIES, INC.	15.2%	3,125,354 shares Series B Convertible Preferred Stock,
Austin, Texas		convertible into 3,125,354 shares of common stock at
Workstations for computer graphic imaging and design.		$0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2

*CMI HOLDING COMPANY, INC.	21.4%	10% convertible promissory note, due 2010 (acquired 9-13-10)	864,035	864,035
Richardson, Texas		10% convertible promissory note, due 2013 (acquired 5-19-10)	600,000	300,000
Owns Chase Medical, which develops and sells devices		10% convertible promissory note, due 2013 (acquired 2-23-10)	650,000	325,000
used in cardiac surgery to relieve congestive heart failure;		1,631,516 shares Series C-1 Convertible Preferred
develops and supports cardiac imaging systems.		Stock, convertible into 1,631,516 shares of common
		stock at $2.15 per share (acquired 7-10-09)	2,863,347	1
		2,327,658 shares Series A Convertible Preferred Stock,
		convertible into 2,327,658 shares of common stock at
		$1.72 per share (acquired 8-21-02 and 6-4-03)	4,000,000	2
		Warrants to purchase 109,012 shares of common stock at
		$1.72 per share, expiring 2012 (acquired 4-7-04)	–	–
		Warrants to purchase 636,151 shares of Series A-1
		Convertible Preferred Stock at $1.72 per share expiring
		2017 and 2019 (acquired 7-2-07 and 6-9-09)	–	–
		Warrant to purchase 90,698 shares of Series D or D-1
		Convertible Preferred Stock at $1.72 per share expiring
		2017 (acquired 2-23-10)	–	–
			8,977,382	1,489,038

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
September 30, 2010
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)

CINATRA CLEAN TECHNOLOGIES, INC.	59.2%	10% subordinated secured promissory note, due 2012 (acquired 5-19-10)	$ 940,354	$ 940,354
Houston, Texas		10% subordinated secured promissory note, due 2013
Cleans above ground oil storage tanks with a patented,		(acquired 7-14-08 thru 4-28-10)	6,200,700	6,200,700
automated system.		1,128,649 shares Series A Convertible Preferred Stock,
		convertible into 1,128,649 shares of common stock at $1.00
		per share (acquired 7-14-08 and 11-19-08)	1,128,649	1,128,649
			8,269,703	8,269,703

*†ENCORE WIRE CORPORATION	17.0%	4,086,750 shares common stock (acquired 7-16-92 thru
McKinney, Texas		10-7-98)	5,800,000	67,431,375
Electric wire and cable for residential, commercial and
industrial construction use.

EXTREME INTERNATIONAL, INC.	53.6%	13,035 shares Series A common stock (acquired 9-26-08
Sugar Land, Texas		and 12-18-08)	325,875	757,000
Owns Bill Young Productions, Texas Video and Post, and		39,359.18 shares Series C Convertible Preferred Stock,
Extreme Communications, which produce radio and television		convertible into 157,437.72 shares of common stock at
commercials and corporate communications videos.		$25.00 per share (acquired 9-30-03)	2,625,000	9,143,000
		3,750 shares 8% Series A Convertible Preferred Stock,
		convertible into 15,000 shares of common stock at $25.00
		per share (acquired 9-30-03)	375,000	871,000
			3,325,875	10,771,000

¥†HEELYS, INC.	31.1%	9,317,310 shares common stock (acquired 5-26-00)	102,490	20,125,390
Carrollton, Texas
Heelys stealth skate shoes, equipment and apparel sold
through sporting goods chains, department stores and
footware retailers.

†HOLOGIC, INC.	<1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	10,131,448
Bedford, Massachusetts
Medical instruments including bone densitometers,
mammography devices and digital radiography systems.

iMEMORIES, INC.	27.4%	10% subordinated secured promissory note, due 2012	775,000	775,000
Scottsdale, AZ		(acquired 9-13-10)
Enables online video and photo sharing and DVD creation		17,391,304 shares Series B Convertible Preferred Stock,
for home movies recorded in analog and new digital format.		convertible into 17,391,304 shares of common stock at
		$0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		Warrant to purchase 968,750 shares of common stock at $0.12
		per share, expiring 2020 (acquired 9-13-10)	-	-
			4,775,000	4,775,000

KBI BIOPHARMA, INC.	14.5%	7,142,857 shares Series B-2 Convertible Preferred Stock,
Durham, NC		convertible into 7,142,857 shares of common stock at
Provides fully-integrated, outsourced drug development		$0.70 per share (acquired 9-08-09)	5,000,000	5,000,000
and bio-manufacturing services.

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
September 30, 2010
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)

¥MEDIA RECOVERY, INC.	97.5%	800,000 shares Series A Convertible Preferred Stock,
Dallas, Texas		convertible into 800,000 shares of common stock at
Computer datacenter and office automation supplies and		$1.00 per share (acquired 11-4-97)	$ 800,000	$ 2,700,000
accessories; impact, tilt monitoring and temperature sensing		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	13,400,000
devices to detect mishandled shipments; dunnage for			5,415,000	16,100,000
protecting shipments.

*PALLETONE, INC.	8.4%	12.3% senior subordinated notes, $2,000,000
Bartow, Florida		principal due 2012 (acquired 9-25-06)	1,553,150	2,000,000
Manufacturer of wooden pallets and pressure-treated		150,000 shares common stock (acquired 10-18-01)	150,000	2
lumber.		Warrant to purchase 15,294 shares of common stock
		at $1.00 per share, expiring 2011 (acquired 2-17-06)	45,746	–
			1,748,896	2,000,002

¥†PALM HARBOR HOMES, INC.	30.4%	7,855,121 shares common stock (acquired 1-3-85
Dallas, Texas		thru 7-31-95)	10,931,955	2
Integrated manufacturing, retailing, financing and insuring		Warrant to purchase 286,625 shares of common
of manufactured housing and modular homes.		stock at $3.14 per share, expiring 2019 (acquired
		4-24-09)	–	–
			10,931,955	2

¥THE RECTORSEAL CORPORATION	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	138,100,000
Houston, Texas
Specialty chemicals for plumbing, HVAC, electrical,
construction, industrial, oil field and automotive applications;
smoke containment systems for building fires; also owns
20% of The Whitmore Manufacturing Company.

TCI HOLDINGS, INC.	–	21 shares 12% Series C Cumulative Compounding
Denver, Colorado		Preferred stock (acquired 1-30-90)	–	677,250
Cable television systems and microwave relay systems.

†TEXAS CAPITAL BANCHSARES, INC.	1.6%	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	8,446,566
Dallas, Texas
Regional bank holding company with banking operations
in six Texas cities.

TRAX HOLDINGS, INC.	31.1%	1,061,279 shares Series A Convertible Preferred Stock,
Scottsdale, Arizona		convertible into 1,061,279 common stock at $4.71
Provides a comprehensive set of solutions to improve		per share (acquired 12-8-08 and 2-17-09)	5,000,000	6,354,265
the transportation validation, accounting, payment
and information management process.

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
September 30, 2010
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)

VIA HOLDINGS, INC.	28.1%	9,118 shares Series B Preferred Stock (acquired 9-19-05)	$4,559,000	$ 2
Sparks, Nevada		1,118 shares Series C Preferred Stock (acquired 11-1-07)	281,523	2
Designer, manufacturer and distributor of high-quality			4,840,523	4
office seating.

*WELLOGIX, INC.	19.3%	4,788,371 shares Series A-1 Convertible Participating
Houston, Texas		Preferred Stock, convertible into 4,788,371 shares
Developer and supporter of software used by the oil and gas		of common stock at $1.0441 per share (acquired
industry.		8-19-05 thru 6-15-08)	5,000,000	2

¥THE WHITMORE	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	49,400,000
MANUFACTURING COMPANY
Rockwall, Texas
Specialized surface mining, railroad and industrial
lubricants;coatings for automobiles and primary metals;
fluid contamination control devices.

MISCELLANEOUS		– Ballast Point Ventures II, L.P. – 2.6% limited partnership
		interest (acquired 8-4-08 thru 6-18-10)	975,000	975,000
		– BankCap Partners Fund I, L.P. – 6.0% limited partnership
		interest (acquired 7-14-06 thru 6-18-09)	5,583,470	5,188,421
	100.0%	– CapitalSouth Partners Fund III, L.P. – 2.8% limited
		partnership interest (acquired 1-22-08 and 2-12-09)	831,256	831,256
		– ¥CapStar Holdings Corporation, – 500 shares common
		stock (acquired 6-10-10)	3,703,619	3,703,619
		– Diamond State Ventures, L.P. – 1.9% limited partnership
		interest (acquired 10-12-99 thru 8-26-05)	76,000	187,112
		– ¥Discovery Alliance, LLC – 90.0% limited liability company
		(acquired 9-12-08 thru 5-14-10)	900,000	900,000
		– Essex Capital Corporation – 10% unsecured promissory
		note due 8-19-10 (acquired 8-16-09)	–	1,000,000
		– First Capital Group of Texas III, L.P. – 3.0% limited
		partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	413,725
	100.0%	– ¥Humac Company – 1,041,000 shares common stock
		(acquired 1-31-75 and 12-31-75)	–	162,000
		– STARTech Seed Fund I – 12.1% limited partnership
		interest (acquired 4-17-98 thru 1-5-00)	178,066	1
		– STARTech Seed Fund II – 3.2% limited partnership
		interest (acquired 4-28-00 thru 2-23-05)	950,000	1
		– Sterling Group Partners I, L.P. – 1.7% limited partnership
		interest (acquired 4-20-01 thru 1-24-05)	1,064,042	703,008
TOTAL INVESTMENTS			$103,115,635	$438,653,027

†Publicly-owned company ¥ Control investment * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
March 31, 2010

Company	Equity (a)	Investment (b)	Cost	Value (c)

¥†ALAMO GROUP INC.	22.0%	2,830,300 shares common stock (acquired 4-1-73
Seguin, Texas		thru 5-25-07)	$ 2,190,937	$ 42,454,500
Tractor-mounted mowing and mobile excavation
equipment for governmental, industrial and agricultural
markets; street-sweeping equipment for municipalities.

ALL COMPONENTS, INC.	80.4%	8.25% subordinated note, $6,000,000 principal due
Pflugerville, Texas		2012 (acquired 6-27-07)	6,000,000	6,454,925
Electronics contract manufacturing; distribution and		150,000 shares Series A Convertible Preferred Stock, con-
production of memory and other components for		vertible into 600,000 shares of common stock at $0.25
computer manufacturers,retailers and		per share (acquired 9-16-94)	150,000	5,821,725
value-added resellers.		Warrants to purchase 350,000 shares of common stock at
		$11.00 per share, expiring 2017 (acquired 6-27-07)	–	–
			6,150,000	12,276,650

ATLANTIC CAPITAL BANCSHARES, INC.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	3,150,000
Atlanta, Georgia
Holding company of Atlantic Capital Bank, a full service commercial bank.

¥BALCO, INC.	90.9%	445,000 shares common stock and 60,920 shares Class B
Wichita, Kansas		non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	8,000,000
Specialty architectural products used in the construction
and remodeling of commercial and institutional buildings.

*BOXX TECHNOLOGIES, INC.	15.2%	3,125,354 shares Series B Convertible Preferred Stock,
Austin, Texas		convertible into 3,125,354 shares of common stock at
Workstations for computer graphic imaging and design.		$0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2

*CMI HOLDING COMPANY, INC.	22.4%	10% convertible promissory note, due 2013 (acquired 2-23-10)	650,000	1,300,000
Richardson, Texas		1,631,516 shares Series C-1 Convertible Preferred
Owns Chase Medical, which develops and sells devices		Stock, convertible into 1,631,516 shares of common
used in cardiac surgery to relieve congestive heart failure;		stock at $2.15 per share (acquired 7-10-09)	2,863,347	2,857,759
develops and supports cardiac imaging systems.		2,327,658 shares Series A Convertible Preferred Stock,
		convertible into 2,327,658 shares of common stock at
		$1.72 per share (acquired 8-21-02 and 6-4-03)	4,000,000	2
		Warrants to purchase 109,012 shares of common stock at
		$1.72 per share, expiring 2012 (acquired 4-7-04)	–	–
		Warrants to purchase 636,151 shares of Series A-1 Convertible
		Preferred Stock at $1.72 per share expiring 2017 and
		2019 (acquired 7-2-07 and 6-9-09)	–	–
		Warrant to purchase 90,698 shares of Series D or D-1
		Convertible Preferred Stock at $1.72 per share expiring
		2017 (acquired 2-23-10)	–	–
			7,513,347	4,157,761

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
March 31, 2010

Company	Equity (a)	Investment (b)	Cost	Value (c)

CINATRA CLEAN	59.2%	10% subordinated secured promissory note, $6,200,000
TECHNOLOGIES, INC.		principal due 2013 (acquired 7-14-08 thru 3-23-10)	$ 6,000,300	$ 3,815,235
Houston, Texas		1,128,649 shares Series A Convertible Preferred Stock,
Cleans above ground oil storage tanks with a patented,		convertible into 1,128,649 shares of common stock at $1.00
automated system.		per share (acquired 7-14-08 and 11-19-08)	1,128,649	1,128,649
			7,128,949	4,943,884

*†ENCORE WIRE CORPORATION	17.3%	4,086,750 shares common stock (acquired 7-16-92 thru
McKinney, Texas		10-7-98)	5,800,000	67,431,375
Electric wire and cable for residential, commercial and
industrial construction use.

EXTREME INTERNATIONAL, INC.	53.6%	13,035 shares Series A common stock (acquired 9-26-08
Sugar Land, Texas		and 12-18-08)	325,875	600,000
Owns Bill Young Productions, Texas Video and Post, and		39,359.18 shares Series C Convertible Preferred Stock,
Extreme Communications, which produce radio and television		convertible into 157,437.72 shares of common stock at
commercials and corporate communications videos.		$25.00 per share (acquired 9-30-03)	2,625,000	7,236,000
		3,750 shares 8% Series A Convertible Preferred Stock,
		convertible into 15,000 shares of common stock at $25.00
		per share (acquired 9-30-03)	375,000	689,000
			3,325,875	8,525,000

¥†HEELYS, INC.	31.1%	9,317,310 shares common stock (acquired 5-26-00)	102,490	19,845,870
Carrollton, Texas
Heelys stealth skate shoes, equipment and apparel sold
through sporting goods chains, department stores and
footware retailers.

†HOLOGIC, INC.	<1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	11,726,155
Bedford, Massachusetts
Medical instruments including bone densitometers,
mammography devices and digital radiography systems.

iMEMORIES, INC.	26.2%	17,391,304 shares Series B Convertible Preferred Stock,
Scottsdale, AZ		convertible into 17,391,304 shares of common stock at
Enables online video and photo sharing and DVD creation		$0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
for home movies recorded in analog and new digital format.

KBI BIOPHARMA, INC.	14.8%	7,142,857 shares Series B-2 Convertible Preferred Stock,
Durham, NC		convertible into 7,142,857 shares of common stock at
Provides fully-integrated, outsourced drug development		$0.70 per share (acquired 9-08-09)	5,000,000	5,000,000
and bio-manufacturing services.

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
March 31, 2010

Company	Equity (a)	Investment (b)	Cost	Value (c)

¥LIFEMARK GROUP	100.0%	1,449,026 shares common stock (acquired 7-16-69)	$ 4,510,400	$ 71,000,000
Hayward, California
Cemeteries, mausoleums and mortuaries located in
northern California.

¥MEDIA RECOVERY, INC.	97.5%	800,000 shares Series A Convertible Preferred Stock,
Dallas, Texas		convertible into 800,000 shares of common stock at
Computer datacenter and office automation supplies and		$1.00 per share (acquired 11-4-97)	800,000	2,200,000
sensing devices accessories; impact, tilt monitoring and		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	11,200,000
temperature to detect mishandled shipments; dunnage			5,415,000	13,400,000
for protecting shipments.

*PALLETONE, INC.	8.4%	12.3% senior subordinated notes, $2,000,000
Bartow, Florida		principal due 2012 (acquired 9-25-06)	1,553,150	2,000,000
Manufacturer of wooden pallets and pressure-treated		150,000 shares common stock (acquired 10-18-01)	150,000	2
lumber.		Warrant to purchase 15,294 shares of common stock
		at $1.00 per share, expiring 2011 (acquired 2-17-06)	45,746	–
			1,748,896	2,000,002

¥†PALM HARBOR HOMES, INC.	30.5%	7,855,121 shares common stock (acquired 1-3-85
Dallas, Texas		thru 7-31-95)	10,931,955	6,833,955
Integrated manufacturing, retailing, financing and insuring		Warrant to purchase 286,625 shares of common
of manufactured housing and modular homes.		stock at $3.14 per share, expiring 2019 (acquired
		4-24-09)	–	–
			10,931,955	6,833,955

¥THE RECTORSEAL CORPORATION	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	120,200,000
Houston, Texas
Specialty chemicals for plumbing, HVAC, electrical,
construction, industrial, oil field and automotive applications;
smoke containment systems for building fires; also owns
20% of The Whitmore Manufacturing Company.

TCI HOLDINGS, INC.	–	21 shares 12% Series C Cumulative Compounding
Denver, Colorado		Preferred stock (acquired 1-30-90)	–	677,250
Cable television systems and microwave relay systems.

†TEXAS CAPITAL BANCSHARES, INC.	1.6%	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	9,288,774
Dallas, Texas
Regional bank holding company with banking operations
in six Texas cities.

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
March 31, 2010

Company	Equity (a)	Investment (b)	Cost	Value (c)

TRAX HOLDINGS, INC.	31.1%	1,061,279 shares Series A Convertible Preferred Stock,
Scottsdale, Arizona		convertible into 1,061,279 common stock at $4.71
Provides a comprehensive set of solutions to improve		per share (acquired 12-8-08 and 2-17-09)	$5,000,000	$5,687,669
the transportation validation, accounting, payment
and information management process.

VIA HOLDINGS, INC.	28.1%	9,118 shares Series B Preferred Stock (acquired 9-19-05)	4,559,000	2
Sparks, Nevada		1,118 shares Series C Preferred Stock (acquired 11-1-07)	281,523	2
Designer, manufacturer and distributor of high-quality			4,840,523	4
office seating.

*WELLOGIX, INC.	19.6%	4,788,371 shares Series A-1 Convertible Participating
Houston, Texas		Preferred Stock, convertible into 4,788,371 shares
Developer and supporter of software used by the oil and gas		of common stock at $1.0441 per share (acquired
industry.		8-19-05 thru 6-15-08)	5,000,000	2

¥THE WHITMORE MANUFACTURING COMPANY	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	47,500,000
Rockwall, Texas
Specialized surface mining, railroad and industrial
lubricants;coatings for automobiles and primary metals;
fluid contamination control devices.

MISCELLANEOUS		–Ballast Point Ventures II, L.P. – 2.6% limited partnership
		interest (acquired 8-4-08 thru 11-3-09)	675,000	675,000
		–BankCap Partners Fund I, L.P. – 6.0% limited partnership
		interest (acquired 7-14-06 thru 6-18-09)	5,513,837	5,179,842
		–CapitalSouth Partners Fund III, L.P. – 2.0% limited partnership
		interest (acquired 1-22-08 and 2-12-09)	831,256	831,256
		–Diamond State Ventures, L.P. – 1.8% limited partnership
		interest (acquired 10-12-99 thru 8-26-05)	76,000	186,852
		–¥ Discovery Alliance, LLC – 90.0% limited liability company
		(acquired 9-12-08 thru 3-12-10)	750,000	750,000
		–Essex Capital Corporation – 10% unsecured promissory
		note due 8-19-11 (acquired 8-16-09)	–	1,000,000
		–First Capital Group of Texas III, L.P. – 3.0% limited partnership
		interest (acquired 12-26-00 thru 8-12-05)	778,895	451,208
	100.0%	¥– Humac Company – 1,041,000 shares common stock
		(acquired 1-31-75 and 12-31-75)	–	163,000
		–STARTech Seed Fund I – 12.1% limited partnership
		interest (acquired 4-17-98 thru 1-5-00)	178,066	1
		–STARTech Seed Fund II – 3.2% limited partnership
		interest (acquired 4-28-00 thru 2-23-05)	950,000	1
		–Sterling Group Partners I, L.P. – 1.6% limited partnership
		interest (acquired 4-20-01 thru 1-24-05)	1,064,042	607,044
TOTAL INVESTMENTS			$100,022,994	$477,943,057
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

(b)           Investments

Unrestricted securities (indicated by ±) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable.  At September 30, 2010, restricted securities represented approximately 95.8% of the value of the consolidated investment portfolio.

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

(c)           Value

Debt Securities are generally valued on the basis of the price the security would command in order to provide a yield-to-maturity equivalent to the present yield of comparable debt instruments of similar quality.  Issuers whose debt securities are judged to be of poor quality and doubtful collectability may instead be valued by assigning percentage discounts commensurate with the quality of such debt securities.  Debt securities may also be valued based on the resulting value from the sale of the business at the estimated fair market value.

Notes to Consolidated Schedule of Investments
(continued)

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

(d)           Agreements Between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that that issuer will bear substantially all costs in connection with the disposition of common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at September 30, 2010 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

(e)           Descriptions and Ownership Percentages

The descriptions of the companies and ownership percentages shown in the Consolidated Schedule of Investments were obtained from published reports and other sources believed to be reliable, are supplemental.  Acquisition dates indicated are the dates specific securities were acquired, which may differ from the original investment dates.  Certain securities were received in exchange for or upon conversion or exercise of other securities previously acquired.

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

Our portfolio is a composite of companies in which we have major interests as well as a number of developing companies and marketable securities of established publicly-owned companies.  We make available significant managerial assistance to the companies in which we invest and believe that providing material assistance to such investee companies is critical to their business development activities.  CSMC receives a monthly fixed fee for management services provided to certain of its control portfolio companies.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Under rules and regulations applicable to investment companies, we are precluded from consolidating any entity other than another investment company.  An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Our consolidated financial statements include our management company.

The financial statements included herein have been prepared in accordance with GAAP for interim financial information and the instructions to Form10-Q and Article 6 of Regulation S-X.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended  March 31,  2010,  as  filed  with  the  Securities  and  Exchange  Commission  (SEC).  Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures are adequate for a fair presentation.  The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.

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

Accounting Standards Codification  The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification™ (ASC) became effective on July 1, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Forces (EITF) and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to ASC affects the way companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

We believe our investments at September 30, 2010 and March 31, 2010 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

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

Use of Estimates  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

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

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the six months ended September 30, 2010 and 2009.

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

Defined Pension Benefits and Other Postretirement Plans  We record annual amounts relating to the defined benefit pension plan based on calculations, which include various actuarial assumptions such as discount rates and assumed rates of return depending on the pension plan.  Material changes in pension costs may occur in the future due to changes in the discount rate, changes in the expected long-term rate of return, changes in level of contributions to the plans and other factors.  The funded status is the difference between the fair value of plan assets and the benefit obligation.  We recognize changes in the funded status of postretirement defined benefit plans in the Statement of Assets and Liabilities in the year in which the changes occur and measure postretirement defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end.  We presently use March 31 as the measurement date for all of our postretirement defined benefit plans.

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

Notes to Consolidated Financial Statements
(continued)

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures About Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  Adoption of ASU 2010-06 is not expected to have a significant impact on the Company’s financial statement disclosures.

2.           Investments

We record our investments at fair value as determined in good faith by our Board of Directors in accordance with GAAP.  When available, we base the fair value of our investments on directly observable market prices or on market data derived for comparable assets.  For all other investments, inputs used to measure fair value reflect management’s best estimate of assumptions that would be used by market participants in pricing the investments in a hypothetical transaction.

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

•
Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data.  We did not value any of our investments using Level 2 inputs as of September 30, 2010.

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

As required by ASC 820, when the inputs used to measure a fair value fall within different levels of the hierarchy, the level within the fair value measurement is categorized based on the lowest level input that is significant to the fair value measurement which may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3).  We conduct reviews of fair value hierarchy on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification of certain assets.

Notes to Consolidated Financial Statements
(continued)

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2010 and March 31, 2010 (in millions):

		Fair Value Measurements at 9/30/2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt	$ 18.4	$ -	$ -	$ 18.4
Partnership Interests	9.2	-	-	9.2
Warrants	4.1	-	-	4.1
Preferred Equity	40.3	-	-	40.3
Common Equity	366.7	18.6	-	348.1
Total Investments	$ 438.7	$ 18.6	$ -	$ 420.1

		Fair Value Measurements at 3/31/2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt	$ 14.6	$ -	$ -	$ 14.6
Partnership Interests	8.6	-	-	8.6
Preferred Equity	35.3	-	-	35.3
Common Equity	$ 419.4	$ 21.0	-	398.4
Total Investments	477.9	21.0	$ -	$ 456.9

The following table provides a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the six months ended September 30, 2010 (in millions):

	Fair Value 3/31/2010	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized	New Investments	Divestitures		Fair Value 9/30/2010
Debt	$ 14.6	$ 0.4	$ -	$ 3.4	$	$ -	$ 18.4
Partnership Interest	8.6	-	-	0.6		-	9.2
Warrants	-	4.1	-	-		-	4.1
Preferred Equity	35.3	5.0	-	-		-	40.3
Common Equity	398.4	-49.5	-	3.7		-4.5	348.1
Total Investments	$ 456.9	$ -39.9	$ -	$ 7.6	$	$ -4.5	$ 420.1

Notes to Consolidated Financial Statements
(continued)

The following table provides a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the three months ended September 30, 2010 (in millions):

	Fair Value 6/30/2010	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized	New Investments	Divestitures	Fair Value 9/30/2010
Debt	$ 16.9	$ -	$ -	$ 1.5	$ -	$ 18.4
Partnership Interest	9.2	-	-	-	-	9.2
Warrants	-	4.1	-	-	-	4.1
Preferred Equity	34.1	6.2	-	-	-	40.3
Common Equity	336.7	11.4	-	-	-	348.1
Total Investments	$ 396.9	$ 21.7	$ -	$ 1.5	$ -	$ 420.1

The total unrealized gains included in earnings that related to assets still held at report date for the six month periods ended September 30, 2010 and 2009 were $24,106,929 and $37,800,330, respectively

3.           Income Taxes

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

Notes to Consolidated Financial Statements
(continued)

A RIC may elect to retain its long-term capital gains by designating them as “deemed distribution” to its shareholders and paying a federal tax rate of 35% on the long-term capital gains for the benefit of its shareholders.  Shareholders then report their share of the retained capital gains on their income tax returns as if it had been received and report a tax credit for tax paid on their behalf by the RIC.  Shareholders then add the amount of the “deemed distribution” net of such tax, to the basis of their shares.  For the tax year ended December 31, 2009, we had net long-term capital gains of $2,327,150 for tax purposes and $1,682,616 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders.  In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $814,502 for the tax year ended December 31, 2009.  As of December 31, 2009, we did not have any undistributed long-term capital gains since they are being treated as distributed through the “deemed distribution.”  Based on our June 10, 2010 sale of Lifemark Group to NorthStar Memorial Group LLC and the receipt of escrow monies resulting from the sale of Dennis Tool Company in 2009, we have recognized an estimated long-term capital gain of $74,545,161, net of $1,218,855 of transfer taxes incurred related to the transfer of real estate from the Lifemark sale, and expect to incur estimated federal taxes on behalf of our shareholders in the amount of $26,100,000 as a result of these transactions.  As a RIC, our taxes are only recorded on the last day of our tax year, December 31; therefore we have not recognized the tax impact of this transaction in our consolidated financial statements.  We will recognize and report taxes due from net long-term capital gains in our December 31, 2010 consolidated financial statements.

For the quarters ended September 30, 2010 and 2009, CSC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

 CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate.  The Company sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its wholly owned portfolio companies.  Deferred taxes related to the qualified defined pension plan are recorded as incurred.

4.           Employee Stock Option Plans

On July 20, 2009, shareholders approved the Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers of the Company and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares.  All options are granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 38,750 shares at a price of $76.74 (market price at the time of the grant) were granted on October 19, 2009 and remain outstanding, thus leaving a total of 101,250 options available for future grant.  Additionally, options to purchase 20,000 shares at a price of $95.79 (market price at time of the grant) were granted on March 22, 2010.  Options to purchase 15,000 shares at a price of $88.20 were granted on July 19, 2010. All 73,750 shares remain outstanding, thus leaving 66,250 options available for grant under the plan.

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

Notes to Consolidated Financial Statements
(continued)

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.  Accordingly, for the quarters ended September 30, 2010 and 2009, we recognized compensation expense of $223,217 and $141,525, respectively.

As of September 30, 2010, the total remaining unrecognized compensation cost related to non-vested stock options was $3,109,175, which will be amortized over the weighted-average service period of approximately 3.8 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk-Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 19, 2010	$ 28.59	0.91%	1.73%	37.5%	5
March 22, 2010	$ 32.56	0.84%	2.43%	37.8%	5
October 19, 2009	$ 25.36	1.04%	2.36%	37.6%	5

1999 Plan
July 30, 2008	$ 29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$ 27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$ 41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$ 33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$ 31.28	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of September 30, 2010:

	Number	Weighted-Average
	of shares	Exercise Price

2009 Plan
Balance at March 31, 2010	58,750	$ 83.23
Granted	15,000	28.58
Exercised	–	–
Canceled	–	–
Balance at September 30, 2010	73,750	$ 83.23

1999 Plan
Balance at March 31, 2010	107,900	114.78
Granted	–	–
Exercised	-782	65.70
Canceled	–	–
Balance at September 30, 2010	107,118	$ 114.29
Combined Balance at September 30, 2010	180,868	$ 102.53

Notes to Consolidated Financial Statements
(continued)

At September 30, 2010, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.00 to $152.98 and 3.67 years, respectively.  The number of options exercisable under the 2009 Plan and the 1999 Plan, at September 30, 2010, was 53,193 with a weighted-average exercise price of $113.64.  A total of 782 new shares were issued for $51,377 in cash proceeds from options exercised during the quarter ended September 30, 2010.

5.         Summary of Per Share Information

	Three Months Ended		Six Months Ended
	September 30		September 30
	2010	2009	2010	2009
Investment income	$ .31	$ .28	$ 1.10		$ .60
Operating expenses	(.28)	(.17)	(.54)		(.37)
Interest expense	–	–	–		–
Income taxes	(.01)	(.01)	(.01)		(.01)
Net investment income	.02	.10	.55		.22
Distributions from undistributed
net investment income	–	–	(.40)		(.40)
Net realized gain (loss) on investments	.14	.49	19.92		.49
Net increase (decrease) in unrealized
appreciation of investments	6.24	7.22	(11.32)		9.96
Change in pension plan funded status	–	–	–		(.07)
Exercise of employee stock options	(.01)	–	(.01)		–
Stock option expense	.07	.04	.11		.08
Increase (decrease) in net asset value	6.46	7.85	8.85		10.28
Net asset value:
Beginning of period	132.53	113.41	130.14		110.98
End of period	$ 138.99	$ 121.26	$ 138.99	$	$ 121.26
Shares outstanding at end of period
(000s omitted)	3,742	3,742	3,742		3,742

6.         Contingencies and Commitments

From time to time the Company may be liable for claims against its portfolio companies.  We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

The Company has future commitments, subject to specific conditions, to invest up to $7,101,994 in seven portfolio companies.

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

Net asset value at September 30, 2010 was $520,154,213, equivalent to $138.99 per share.  Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the September 30, 2010 net asset value reflects an increase of 7.3% during the past six months as well as an increase of 15.7% during the past twelve months.

	September 30, 2010	March 31, 2010	September 30, 2009
Net assets	$ 520,154,213	$ 486,925,586	$ 453,700,894
Shares outstanding	3,742,420	3,741,638	3,741,638
Net assets per share	$ 138.99	$ 130.14	$ 121.26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Net Investment Income

Interest income of $750,311 for the six months ended September 30, 2010 increased slightly from $512,254 for the six months ended September 30, 2009 as a result of increased cash balances and interest earned on new debt instruments.  During the six months ended September 30, 2010 and 2009, we recorded dividend income from the following sources:

	Six Months Ended September 30,
	2010	2009
Alamo Group Inc.	$ 339,636	$ 339,636
Balco, Inc.	1,817,503	-
CapitalSouth Partners Fund III	-	20,528
Dennis Tool Company	-	33,333
Encore Wire Corporation	163,470	163,470
The RectorSeal Corporation	480,000	480,000
TCI Holdings, Inc	40,635	40,635
The Whitmore Manufacturing Company	120,000	120,000
	$ 2,961,244	$ 1,197,602

Net Realized Gain on Investments

During the six months ended September 30, 2010, we sold all of our shares of common stock of Lifemark Group to NorthStar Memorial Group LLC generating net cash proceeds of $74,822,145 and $3,703,619 of real estate and assets, which were directly transferred to CapStar Holding Company. In addition, we received $553,668 from escrowed monies held from the sale of Dennis Tool Company in 2009.  As a result, we recognized net realized gains on investments of $74,015,161 before taxes.  We expect to incur an estimated $25,900,000 of income taxes to be paid on behalf of our shareholders, related to the Lifemark divestiture and the Dennis Tool escrow settlement.  Transfer taxes in the amount of $1,218,855 related to the transfer of real estate were deducted from the realized gain on the Lifemark transaction.

Net Increase (Decrease) in Unrealized Appreciation of Investments

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Alamo Group Inc.	$ 1,415,150	$ 11,321,200	$ 4,953,025	$ 11,321,200
All Components, Inc.	8,713,587	3,612,999	8,258,662	6,612,999
CMI Holding Company, Inc.	–		(4,132,758)
Encore Wire Corporation	6,130,125	8,173,500	–	8,173,500
Heelys	–	1,490,769	279,250	3,820,097
Lifemark Group	–	–	(66,489,600)	–
Media Recovery, Inc.	1,500,000	(3,000,000)	2,700,000	(3,000,000)
Palm Harbor Homes, Inc.	(6,833,953)	–	(6,833,953)	–
The RectorSeal Corporation	8,100,000	(2,700,000)	17,900,000	(2,700,000)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

During the six months ended September 30, 2010, the value of our investments decreased by $42,382,670.  This change in unrealized appreciation of investments includes a $66,489,600 reduction related to the aforementioned sale of Lifemark Group.  Excluding the Lifemark Group unrealized appreciation at March 31, 2010, net unrealized appreciation of investments for the six months ended September 30, 2010 increased by $24,106,929.  The largest increases in unrealized appreciation are attributable to RectorSeal Corporation, which increased $8,100,000 attributable to improved earnings; All Components, Inc., which increased $8,258,662 due to earnings improvement and reduced debt,  Encore Wire Corporation, which increased $6,130,125 and Alamo Group, which increased $4,953,025 due to increases in their respective stock prices; and Media Recovery, Inc., which increased $1,500,000 also due to improved earnings.  Offsetting the increases were a $4,132,758 decrease in CMI Holding Company due to a decline in the value of the underlying security and $6,833,953 decrease in Palm Harbor Homes, Inc., reflecting depressed market conditions within the housing industry and the company’s outlook.

A description of the investments listed above and other material components of the investment portfolio are included in this report under the caption “Consolidated Schedule of Investments – September 30, 2010 and March 31, 2010.”

Portfolio Investments

During the quarter ended September 30, 2010, we made investments of $1,639,035 in existing portfolio companies.

We have agreed, subject to certain conditions, to invest up to $7,101,994 in seven portfolio companies.

Financial Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of approximately $77.0 million.  Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $3.2 million held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA.

With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 40 years.  Retention of future gains is viewed as an important source of funds to sustain our investment activity.  Approximately $18.6 million of our investment portfolio is represented by unrestricted publicly-traded securities, and represent a source of liquidity as of September 30, 2010.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter September 30, 2010 to the critical accounting policies or the areas that involve the use of significant judgments and estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $18,405,089 at September 30, 2010, equivalent to 4.2% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income.  Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

During the fiscal quarter ended September 30, 2010, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

CAPITAL SOUTHWEST CORPORATION

Date: November 4, 2010	By:	/s/ Gary L. Martin
Gary L. Martin, Chairman of the Board and President

Date: November 4, 2010	By:	/s/ Tracy L. Morris
Tracy L. Morris, Chief Financial Officer