Form 10-Q
period 2010-12-31
CAPITAL SOUTHWEST CORP
filed 2011-02-07
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
OR

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

3,753,038 shares of Common Stock, $1 par value, as of January 31, 2011

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities
December 31, 2010 (Unaudited) and March 31, 2010	3

Consolidated Statements of Operations (Unaudited)
For the nine months ended December 31, 2010 and
December 31, 2009	4

Consolidated Statements of Changes in Net Assets (Unaudited)
For the nine months ended December 31, 2010 and
December 31, 2009	5

Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended December 31, 2010 and
December 31, 2009	6

Consolidated Schedules of Investments (Unaudited)
December 31, 2010 and March 31, 2010	7

Notes to Consolidated Financial Statements	17

ITEM 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	26

ITEM 3. Quantitative and Qualitative Disclosure About
Market Risk	29

ITEM 4. Controls and Procedures	29

PART II. OTHER INFORMATION

ITEM 1 Legal Proceedings	30

ITEM 1A. Risk Factors	30

ITEM 6. Exhibits	31

Signatures	32

PART I.  FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Statements of Assets and Liabilities

	December 31, 2010	March 31, 2010
Assets	(Unaudited)
Investments at market or fair value
Companies more than 25% owned
(Cost: December 31, 2010 - $25,521,521,
March 31, 2010 - $26,178,302)	$295,201,592	$330,147,325
Companies 5% to 25% owned
(Cost: December 31, 2010 - $23,561,278,
March 31, 2010 - $21,562,243)	86,380,732	73,589,142
Companies less than 5% owned
(Cost: December 31, 2010 - $52,591,363,
March 31, 2010 - $52,282,449)	77,466,430	74,206,590
Total investments
(Cost: December 31, 2010 - $101,674,162,
March 31, 2010 - $100,022,994)	459,048,754	477,943,057
Cash and cash equivalents	73,547,621	4,093,508
Receivables
Dividends and interest	1,697,287	1,012,782
Affiliates	307,403	864,943
Pension assets	7,345,910	7,068,957
Other assets	159,613	191,338
Total assets	$542,106,588	$491,174,585
Liabilities

Other liabilities	$352,388	$1,070,540
Pension liability	1,141,410	1,082,941
Income taxes payable	24,577,557	–
Deferred income taxes	2,172,018	2,095,518
Total liabilities	28,243,373	4,248,999
Net Assets
Common stock, $1 par value: authorized, 5,000,000 shares; issued, 4,337,916 shares at December 31, 2010 and 4,326,516 at March 31, 2010	4,337,916	4,326,516
Additional capital	173,749,236	126,554,546
Undistributed net investment income	2,338,119	2,061,109
Unrealized appreciation of investments	357,374,592	377,920,063
Treasury stock - at cost on 584,878 shares	(23,936,648)	(23,936,648)
Total net assets	513,863,215	486,925,586
Total liabilities and net assets	$542,106,588	$491,174,585
Net asset value per share(on the 3,753,038 shares outstanding at December 31, 2010 and on the 3,741,638 shares outstanding at March 31, 2010)	$136.92	$130.14

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
Investment income:
Interest	$327,492	$260,822	$1,077,803	$773,076
Dividends	1,899,156	2,019,208	4,860,400	3,216,810
Management and directors' fees	135,255	264,389	554,055	1,014,010
	2,361,903	2,544,419	6,492,258	5,003,896
Operating expenses:
Salaries	770,939	605,729	2,101,716	1,557,061
Net pension benefit	(72,828)	(92,277)	(218,484)	(276,831)
Professional fees	203,547	140,420	616,523	401,022
Other operating expenses	134,831	157,289	647,858	519,317
	1,109,318	811,161	3,147,613	2,200,569
Income before income taxes	1,252,585	1,733,258	3,344,645	2,803,327
Income tax expense	25,500	25,183	74,012	82,617

Net investment income	$1,227,085	$1,708,075	$3,270,633	$2,720,710

Proceeds from disposition of investments	(4,219,231)	156,926	74,836,330	$5,126,865
Cost of investments sold	–	156,926	4,510,400	3,486,870
Realized gain (loss) on investments before income tax	(4,219,231)	–	70,325,930	1,639,995
Income tax expense	24,577,557	814,503	24,577,557	814,503
Net realized gain (loss) on investments	(28,796,788)	(814,503)	45,748,373	825,492

Net increase (decrease) in unrealized appreciation of investments	21,837,200	3,157,460	(20,545,471)	40,419,753

Net realized and unrealized gain (loss) on investments	$(6,959,588)	$2,342,957	$25,202,902	$41,245,245

Increase (decrease) in net assets from operations	$(5,732,503)	$4,051,032	$28,473,535	$43,965,955

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2010	December 31, 2009
Operations:
Net investment income	$3,270,633	$2,720,710
Net realized gain on investments	45,748,373	825,492
Net increase (decrease) in unrealized
appreciation of investments	(20,545,471)	40,419,753
Increase in net assets from operations	28,473,535	43,965,955
Distributions from:
Undistributed net investment income	(2,993,623)	(2,993,310)
Net realized gains deemed distributed
to shareholders	(45,748,373)	(868,114)
Capital share transactions:
Allocated increase in share value for
deemed distribution	45,748,373	868,114
Change in pension plan funded status	–	(263,416)
Exercise of employee stock options	745,200	–
Stock option expense	712,517	473,703
Increase in net assets	26,937,629	41,182,932
Net assets, beginning of period	486,925,586	415,262,991
Net assets, end of period	$513,863,215	$456,445,923

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
Cash flows from operating activities
Increase (decrease) in net assets from operations	$(5,732,503)	$4,051,032	$28,473,535	$43,965,955
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds from disposition of investments	(4,219,231)	156,926	71,132,711	5,126,865
Proceeds from repayment of loans	4,273,097	–	4,407,434	3,000,000
Purchases of securities	(2,831,624)	(753,000)	(6,865,383)	(16,121,588)
Depreciation and amortization	6,734	6,516	19,568	21,414
Net pension benefit	(72,828)	(92,277)	(218,484)	(276,831)
Realized (gain) loss on investments before income tax	4,219,231	–	(70,325,930)	(1,639,994)
Taxes payable on behalf of shareholders on deemed distribution	24,577,557	814,503	24,577,557	814,503
Net (increase) decrease in unrealized
appreciation of investments	(21,837,200)	(3,157,460)	20,545,471	(40,419,753)
Stock option expense	244,650	190,652	712,517	473,703
Increase in dividend and interest receivable	(1,433,821)	(1,881,293)	(684,505)	(2,115,111)
(Increase) decrease in receivables from affiliates	(18,058)	158,528	557,540	(605,539)
(Increase) decrease in other assets	7,050	(4,093)	12,157	22,760
Increase (decrease) in other liabilities	84,544	(64,281)	(718,152)	633,825
Increase in deferred income taxes	25,500	32,400	76,500	97,200
Net cash provided by (used in) operating activities	(2,706,902)	(541,845)	71,702,536	(7,022,591)

Cash flows from financing activities
Distributions from undistributed net
investment income	(1,496,968)	(1,496,655)	(2,993,623)	(2,993,310)
Proceeds from exercise of employee stock options	693,823	–	745,200	–
Net cash used in financing activities	(803,145)	(1,496,655)	(2,248,423)	(2,993,310)

Net increase (decrease) in cash and cash
equivalents	(3,510,047)	(2,038,500)	69,454,113	(10,015,901)
Cash and cash equivalents at beginning
of period	77,057,668	6,744,329	4,093,508	14,721,730
Cash and cash equivalents at end of period	$73,547,621	$4,705,829	$73,547,621	$4,705,829

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–	$–	$–
Income taxes	$–	$–	$–	$–

Non-Cash transaction:
In June 2010, the Company transferred certain tracts of Real Estate from Lifemark Group to their newly formed CapStar Holdings Corporation, wholly-owned by the Company.  This transaction had the following non-cash effect on the Company’s Consolidated Statement of Assets and Liabilities:

Total Investments	$–	$–	$3,703,619	$–

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
December 31, 2010
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)

¥†ALAMO GROUP INC.	22.0%	2,830,300 shares common stock (acquired 4-1-73
Seguin, Texas		thru 5-25-07)	$ 2,190,937	$ 59,011,755
Tractor-mounted mowing and mobile excavation
equipment for governmental, industrial and agricultural
markets; street-sweeping equipment for municipalities.

ALL COMPONENTS, INC.	80.4%	8.25% subordinated note, $2,000,000 principal due
Pflugerville, Texas		2012 (acquired 6-27-07)	2,000,000	2,000,000
Electronics contract manufacturing; distribution and		150,000 shares Series A Convertible Preferred Stock,
production of memory and other components for		convertible into 600,000 shares of common stock
computer manufacturers,retailers and .		at $0.25 per share (acquired 9-16-94)	150,000	4,494,970
value-added resellers		Warrants to purchase 350,000 shares of common stock
		at $11.00 per share, expiring 2017 (acquired 6-27-07)	–	–
			2,150,000	6,494,970

ATLANTIC CAPITAL BANCSHARES, INC.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	1,575,000
Atlanta, Georgia
Holding company of Atlantic Capital Bank, a full service commercial bank.

¥ BALCO, INC.	90.9%	445,000 shares common stock and 60,920 shares Class B
Wichita, Kansas		non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	5,300,000
Specialty architectural products used in the construction
and remodeling of commercial and institutional buildings.

*BOXX TECHNOLOGIES, INC.	15.2%	3,125,354 shares Series B Convertible Preferred Stock,
Austin, Texas		convertible into 3,125,354 shares of common stock at
Workstations for computer graphic imaging and design.		$0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2

*CMI HOLDING COMPANY, INC.	21.4%	10% convertible promissory note, due 2010 (acquired 9-13-10)	864,035	864,035
Richardson, Texas		10% convertible promissory note, due 2013 (acquired 5-19-10)	600,000	300,000
Owns Chase Medical, which develops and sells devices		10% convertible promissory note, due 2013 (acquired 2-23-10)	650,000	325,000
used in cardiac surgery to relieve congestive heart failure,		3% convertible promissory note, due 2011 (acquired 12-21-10)	535,000	535,000
develops and supports cardiac imaging systems.		1,631,516 shares Series C-1 Convertible Preferred
		Stock, convertible into 1,631,516 shares of common
		stock at $2.15 per share (acquired 7-10-09)	2,863,347	1
		2,327,658 shares Series A Convertible Preferred Stock,
		convertible into 2,327,658 shares of common stock at
		$1.72 per share (acquired 8-21-02 and 6-4-03)	4,000,000	2
		Warrants to purchase 109,012 shares of common stock at
		$1.72 per share, expiring 2012 (acquired 4-7-04)	–	–
		Warrants to purchase 636,151 shares of Series A-1
		Convertible Preferred Stock at $1.72 per share expiring
		2017 and 2019 (acquired 7-2-07 and 6-9-09)	–	–
		Warrant to purchase 90,698 shares of Series D or D-1
		Convertible Preferred Stock at $1.72 per share expiring
		2017 (acquired 2-23-10)	–	–
			9,512,382	2,024,038

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
December 31, 2010
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)

CINATRA CLEAN TECHNOLOGIES, INC.	68.8%	12% subordinated secured promissory note, due 2012 (acquired 5-19-10 thru 10-20-10)	$ 1,001,929	$ 1,001,929
Houston, Texas		10% subordinated secured promissory note, due 2013
Cleans above ground oil storage tanks with a patented,		(acquired 7-14-08 thru 4-28-10)	6,200,700	6,200,700
automated system.		3,033,410 shares Series A Convertible Preferred Stock,
		convertible into 3,033,410 shares of common stock at $1.00
		per share (acquired 7-14-08 thru 11-18-10)	3,033,410	3,033,410
			10,236,039	10,236,039

*†ENCORE WIRE CORPORATION	16.9%	4,086,750 shares common stock (acquired 7-16-92 thru
McKinney, Texas		10-7-98)	5,800,000	82,756,688
Electric wire and cable for residential, commercial and
industrial construction use.

EXTREME INTERNATIONAL, INC.	53.6%	13,035 shares Series A common stock (acquired 9-26-08
Sugar Land, Texas		and 12-18-08)	325,875	757,000
Owns Bill Young Productions, Texas Video and Post, and		39,359.18 shares Series C Convertible Preferred Stock,
Extreme Communications, which produce radio and television		convertible into 157,437.72 shares of common stock at
commercials and corporate communications videos.		$25.00 per share (acquired 9-30-03)	2,625,000	9,143,000
		3,750 shares 8% Series A Convertible Preferred Stock,
		convertible into 15,000 shares of common stock at $25.00
		per share (acquired 9-30-03)	375,000	871,000
			3,325,875	10,771,000

¥†HEELYS, INC.	31.1%	9,317,310 shares common stock (acquired 5-26-00)	102,490	22,268,371
Carrollton, Texas
Heelys stealth skate shoes, equipment and apparel sold
through sporting goods chains, department stores and
footware retailers.

†HOLOGIC, INC.	<1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	11,909,672
Bedford, Massachusetts
Medical instruments including bone densitometers,
mammography devices and digital radiography systems.

iMEMORIES, INC.	27.6%	10% subordinated secured promissory note, due 2012	875,000	875,000
Scottsdale, AZ		(acquired 9-13-10)
Enables online video and photo sharing and DVD creation		17,391,304 shares Series B Convertible Preferred Stock,
for home movies recorded in analog and new digital format.		convertible into 17,391,304 shares of common stock at
		$0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		Warrant to purchase 968,750 shares of common stock at $0.12
		per share, expiring 2020 (acquired 9-13-10)	-	-
			4,875,000	4,875,000

KBI BIOPHARMA, INC.	17.1%	7,142,857 shares Series B-2 Convertible Preferred Stock,
Durham, NC		convertible into 7,142,857 shares of common stock at
Provides fully-integrated, outsourced drug development		$0.70 per share (acquired 9-08-09)	5,000,000	5,000,000
and bio-manufacturing services.

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
December 31, 2010
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)

¥MEDIA RECOVERY, INC.	97.9%	800,000 shares Series A Convertible Preferred Stock,
Dallas, Texas		convertible into 800,000 shares of common stock at
Computer datacenter and office automation supplies and		$1.00 per share (acquired 11-4-97)	$ 800,000	$ 3,200,000
accessories; impact, tilt monitoring and temperature sensing		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	15,800,000
devices to detect mishandled shipments; dunnage for			5,415,000	19,000,000
protecting shipments.

*PALLETONE, INC.	8.4%	12.3% senior subordinated notes, $2,000,000
Bartow, Florida		principal due 2015 (acquired 9-25-06)	1,553,150	1,600,000
Manufacturer of wooden pallets and pressure-treated		150,000 shares common stock (acquired 10-18-01)	150,000	2
lumber.		Warrant to purchase 15,294 shares of common stock
		at $1.00 per share, expiring 2011 (acquired 2-17-06)	45,746	–
			1,748,896	1,600,002

¥†PALM HARBOR HOMES, INC.	30.4%	7,855,121 shares common stock (acquired 1-3-85
Dallas, Texas		thru 7-31-95)	10,931,955	2
Integrated manufacturing, retailing, financing and insuring		Warrant to purchase 286,625 shares of common
of manufactured housing and modular homes.		stock at $3.14 per share, expiring 2019 (acquired
		4-24-09)	–	–
			10,931,955	2

¥THE RECTORSEAL CORPORATION	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	133,000,000
Houston, Texas
Specialty chemicals for plumbing, HVAC, electrical,
construction, industrial, oil field and automotive applications;
smoke containment systems for building fires; also owns
20% of The Whitmore Manufacturing Company.

TCI HOLDINGS, INC.	–	21 shares 12% Series C Cumulative Compounding
Denver, Colorado		Preferred stock (acquired 1-30-90)	–	677,250
Cable television systems and microwave relay systems.

†TEXAS CAPITAL BANCHSARES, INC.	1.6%	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	10,414,983
Dallas, Texas
Regional bank holding company with banking operations
in six Texas cities.

TRAX HOLDINGS, INC.	30.9%	1,061,279 shares Series A Convertible Preferred Stock,
Scottsdale, Arizona		convertible into 1,061,279 common stock at $4.71
Provides a comprehensive set of solutions to improve		per share (acquired 12-8-08 and 2-17-09)	5,000,000	6,205,387
the transportation validation, accounting, payment
and information management process.

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION
AND SUBSIDIARIES
Consolidated Schedule of Investments
December 31, 2010
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)

VIA HOLDINGS, INC.	28.1%	9,118 shares Series B Preferred Stock (acquired 9-19-05)	$4,559,000	$ 2
Sparks, Nevada		1,118 shares Series C Preferred Stock (acquired 11-1-07)	281,523	2
Designer, manufacturer and distributor of high-quality			4,840,523	4
office seating.

*WELLOGIX, INC.	19.3%	4,788,371 shares Series A-1 Convertible Participating
Houston, Texas		Preferred Stock, convertible into 4,788,371 shares
Developer and supporter of software used by the oil and gas		of common stock at $1.0441 per share (acquired
industry.		8-19-05 thru 6-15-08)	5,000,000	2

¥THE WHITMORE	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	51,800,000
MANUFACTURING COMPANY
Rockwall, Texas
Specialized surface mining, railroad and industrial
lubricants;coatings for automobiles and primary metals;
fluid contamination control devices.

MISCELLANEOUS		– Ballast Point Ventures II, L.P. – 2.2% limited partnership
		interest (acquired 8-4-08 thru 6-18-10)	975,000	975,000
		– BankCap Partners Fund I, L.P. – 5.5% limited partnership
		interest (acquired 7-14-06 thru 12-13-10)	5,646,770	5,126,941
		– CapitalSouth Partners Fund III, L.P. –1.9% limited
		partnership interest (acquired 1-22-08 and 2-12-09)	831,256	790,000
	100.0%	– ¥CapStar Holdings Corporation, – 500 shares common
		stock (acquired 6-10-10)	3,703,619	4,028,994
		– Diamond State Ventures, L.P. – 1.4% limited partnership
		interest (acquired 10-12-99 thru 8-26-05)	76,000	177,494
		– ¥Discovery Alliance, LLC – 90.0% limited liability company
		(acquired 9-12-08 thru 5-14-10)	900,000	635,470
		– Essex Capital Corporation – 10% unsecured promissory
		note due 8-19-10 (acquired 8-16-09)	–	1,000,000
		– First Capital Group of Texas III, L.P. – 3.0% limited
		partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	402,825
	100.0%	– ¥Humac Company – 1,041,000 shares common stock
		(acquired 1-31-75 and 12-31-75)	–	157,000
		– STARTech Seed Fund I – 12.1% limited partnership
		interest (acquired 4-17-98 thru 1-5-00)	178,066	54,399
		– STARTech Seed Fund II – 3.2% limited partnership
		interest (acquired 4-28-00 thru 2-23-05)	843,891	119,621
		– Sterling Group Partners I, L.P. – 1.6% limited partnership
		interest (acquired 4-20-01 thru 1-24-05)	1,064,042	660,845
TOTAL INVESTMENTS			$101,674,162	$459,048,754

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

(b)           Investments

Unrestricted securities (indicated by ±) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable.  At December 31, 2010, restricted securities represented approximately 95.1% of the value of the consolidated investment portfolio.

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

Notes to Consolidated Schedule of Investments
(continued)

Partnership Interests, Preferred Equity and Common Equity, including unrestricted marketable securities are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date, and restricted marketable securities for which there is a public market are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date adjusted in good faith by our Board of Directors if they deem a discount or premium would be likely or obtainable upon a sale or transfer of our interest.  For those without a principal market, the Board of Directors considers the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer’s securities; the values of similar securities issued by companies in similar businesses; the proportion of the issuer’s securities owned by the Company; protective put analysis based on the Black-Scholes option pricing model; the nature and duration of resale restrictions; and the nature of any rights enabling the Company to require the issuer to register restricted securities under applicable securities laws.  In determining the fair value of restricted securities, the Board of Directors considers the inherent value of such securities without regard to the restrictive feature and adjusts for any diminution in value resulting from restrictions on resale.  Investments in certain entities that calculate net asset value per share (or its equivalent) and for which fair market value is not readily determinable, are valued using the net asset value per share (or its equivalent, such as member units or ownership interest in partners’ capital to which a proportionate share of net assets is attributed) of the investment.

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

(d)           Agreements Between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that that issuer will bear substantially all costs in connection with the disposition of common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at December 31, 2010 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

(e)           Descriptions and Ownership Percentages

The descriptions of the companies and ownership percentages shown in the Consolidated Schedule of Investments were obtained from published reports and other sources believed to be reliable.  Acquisition dates indicated are the dates specific securities were acquired, which may differ from the original investment dates.  Certain securities were received in exchange for or upon conversion or exercise of other securities previously acquired.

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

We believe our investments at December 31, 2010 and March 31, 2010 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

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

Notes to Consolidated Financial Statements
(continued)

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

Federal Income Taxes  CSC and CSVC have elected and intend to comply with the requirements of the Internal Revenue Code (IRC) necessary to qualify as regulated investment companies (RICs).  By meeting these requirements, they will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to comply as a RIC, each company is required to timely distribute to its shareholders at least 90% of investment taxable income, as defined by the IRC, each year.  Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in taxable income until they are realized.  The Company’s policy is to retain and pay the 35% corporate tax on realized long-term capital gains.  For investment companies that qualify as RICs under the IRC, federal income taxes payable on security gains that the Company elects to retain are accrued only on the last day of our tax year, December 31.  See Note 3 for further discussion.

CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the nine months ended December 31, 2010 and 2009.

Deferred Taxes  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  Deferred taxes related to the qualified defined benefit pension plan are recorded as incurred.

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

Notes to Consolidated Financial Statements
(continued)

Concentration of Risk  We place our idle cash in financial institutions, and at times, such balances may be in excess of the federally insured limits. On 11/19/10, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act  that provides for unlimited insurance coverage of noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012.

Recent Accounting Pronouncements

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements.  In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures About Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  Adoption of ASU 2010-06 did not have a significant impact on the Company’s financial statement disclosures.

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

•
Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data.  We did not value any of our investments using Level 2 inputs as of December 31, 2010.

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

Notes to Consolidated Financial Statements
(continued)

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

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2010 and March 31, 2010 (in millions):

		Fair Value Measurements at 12/31/2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt	$14.7	$-	$-	$14.7
Partnership Interests	8.9	-	-	8.9
Warrants	-	-	-	-
Preferred Equity	36.6	-	-	36.6
Common Equity	398.8	22.3	-	376.5
Total Investments	$459.0	$22.3	$-	$436.7

		Fair Value Measurements at 3/31/2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt	$14.6	$-	$-	$14.6
Partnership Interests	8.6	-	-	8.6
Preferred Equity	35.3	-	-	35.3
Common Equity	419.4	21.0	-	398.4
Total Investments	$477.9	$21.0	$-	$456.9

The following table provides a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the nine months ended December 31, 2010 (in millions):

	Fair Value 3/31/2010	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized	New Investments	Divestitures	Fair Value 12/31/2010
Debt	$14.6	$-	$-	$4.1	$(4.0)	$14.7
Partnership Interest	8.6	(0.3)	-	0.6	-	8.9
Warrants	-	-	-	-	-	-
Preferred Equity	35.3	(0.6)	-	1.9	-	36.6
Common Equity	398.4	(21.1)	-	3.7	(4.5)	376.5
Total Investments	$456.9	$(22.0)	$-	$10.3	$(8.5)	$436.7

Notes to Consolidated Financial Statements
(continued)

The following table provides a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs during the three months ended December 31, 2010 (in millions):

	Fair Value 9/30/2010	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized	New Investments	Divestitures	Fair Value 12/31/2010
Debt	$18.4	$(0.4)	$-	$0.7	$(4.0)	$14.7
Partnership Interest	9.2	(0.3)	-	-	-	8.9
Warrants	4.1	(4.1)	-	-	-	-
Preferred Equity	40.3	(5.6)	-	1.9	-	36.6
Common Equity	348.1	28.4	-	-	-	376.5
Total Investments	$420.1	$18.0	$-	$2.6	$(4.0)	$436.7

The total unrealized gains included in earnings that related to assets still held at report date for the nine month periods ended December 31, 2010 and 2009 were $45,944,129 and $38,208,870, respectively.

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

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders.  For the tax year ended December 31, 2010 and 2009, we declared and paid ordinary dividends in the amount of $2,993,623 and $2,993,310, respectively.

Additionally, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year.  For the tax years ended December 31, 2010 and 2009, we distributed 100% of our investment company ordinary taxable income.  As a result, we have made no tax provisions for income taxes on ordinary taxable income for the tax years ended December 31, 2010 and 2009.

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

•
For the tax year ended December 31, 2010, we had net long-term capital gains of $70,221,589 for tax purposes and $70,325,930 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders.  During the quarter ended December 31, 2010 we recorded a $4,217,985 reduction in the gain on sale of Lifemark Group, Inc.  This reduction was the result of a net asset adjustment calculated in accordance with the Stock Purchase Agreement signed on June 10, 2010.

•
In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $24,577,557 for the tax year ended December 31, 2010.  For the tax year ended December 31, 2009, we had net long-term capital gains of $2,327,150 for tax purposes and $1,682,616 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders.  In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $814,502 for the tax year ended December 31, 2009.

For the quarters ended December 31, 2010 and 2009, CSC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

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

Notes to Consolidated Financial Statements
(continued)

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.  Accordingly, for the quarter and nine months ended December 31, 2010, we recognized compensation expense of $244,650 and $712,517, respectively.

As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options was $3,048,554, which will be amortized over the weighted-average service period of approximately 3.6 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 19, 2010	$ 28.59	0.91%	1.73%	37.5%	5
March 22, 2010	$ 32.56	0.84%	2.43%	37.8%	5
October 19, 2009	$ 25.36	1.04%	2.36%	37.6%	5

1999 Plan
July 30, 2008	$ 29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$ 27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$ 41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$ 33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$ 31.28	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of December 31, 2010:

	Number	Weighted-Average
	of shares	Exercise Price

2009 Plan
Balance at March 31, 2010	58,750	$83.23
Granted	15,000	88.20
Exercised	–	–
Canceled	–	–
Balance at December 31, 2010	73,750	$83.24

1999 Plan
Balance at March 31, 2010	107,900	$114.78
Granted	–	–
Exercised	(11,400)	65.37
Canceled	–	–
Balance at December 31, 2010	96,500	$107.86
Combined Balance at December 31, 2010	170,250	$104.83

Notes to Consolidated Financial Statements
(continued)

At December 31, 2010, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.70 to $152.98 and 3.60 years, respectively.  The number of options exercisable under the 2009 Plan and the 1999 Plan, at December 31, 2010, was 54,325 with a weighted-average exercise price of $115.57.  Additionally a total of 10,618 new shares were issued for $693,823 in cash proceeds from options exercised during the quarter ended December 31, 2010 bringing the total number of new shares issued to 11,400 for $745,200 in cash proceeds for the options exercised during the nine months December 31, 2010.

5.         Summary of Per Share Information

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
Investment income	$.63	$.68	$1.73	$1.34
Operating expenses	(.29)	(.21)	(.84)	(.59)
Interest expense	–	–	–	–
Income taxes	(.01)	(.01)	(.02)	(.02)
Net investment income	.33	.46	.87	.73
Distributions from undistributed
net investment income	(.40)	(.40)	(.80)	(.80)
Net realized gain (loss) on investments	(7.67)	(.22)	12.19	.22
Net increase (decrease) in unrealized
appreciation of investments	5.82	.84	(5.47)	10.80
Exercise of employee stock options	(.19)	–	(.20)	(.07)
Stock option expense	.06	.05	.19	.13
Increase (decrease) in net asset value	(2.05)	.73	6.78	11.01

Net asset value:
Beginning of period	138.99	121.26	130.14	110.98
End of period	$136.92	$121.99	$136.92	$121.99
Shares outstanding at end of period
(000s omitted)	3,753	3,742	3,753	3,742

6.         Contingencies and Commitments

From time to time the Company may be liable for claims against its portfolio companies.  We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

The Company has future commitments, subject to specific conditions, to invest up to $11,720,369 in eight portfolio companies.

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

Net asset value at December 31, 2010 was $513,863,215, equivalent to $136.92 per share.  Assuming reinvestment of all dividends and tax credits on retained long-term capital gains, the December 31, 2010 net asset value reflects an increase of 6.1% during the past nine months as well as an increase of 13.2% during the past twelve months.

	December 31, 2010	March 31, 2010	December 31, 2009
Net assets	$513,863,215	$486,925,586	$456,455,923
Shares outstanding	3,753,038	3,741,638	3,741,638
Net assets per share	$136.92	$130.14	$121.99

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Net Investment Income

Interest income of $1,077,803 for the Nine months ended December 31, 2010 increased from $773,076 for the nine months ended December 31, 2009 as a result of increased cash balances and interest earned on new debt instruments.  During the nine months ended December 31, 2010 and 2009, we recorded dividend income from the following sources:

	Nine Months Ended December 31,
	2010	2009
Alamo Group Inc.	$509,454	$509,454
Balco, Inc.	1,817,503	-
CapitalSouth Partners Fund III	-	20,528
Dennis Tool Company	-	33,333
Encore Wire Corporation	245,205	245,205
The RectorSeal Corporation	1,781,828	1,877,870
TCI Holdings, Inc	60,953	60,953
The Whitmore Manufacturing Company	445,457	469,467
	$4,860,400	$3,216,810

Net Realized Gain on Investments

During the nine months ended December 31, 2010, we sold all of our shares of common stock of Lifemark Group to NorthStar Memorial Group LLC generating net cash proceeds of $74,822,145 and $3,703,619 of real estate and assets, which were directly transferred to CapStar Holdings Corporation. In addition, we received $553,668 from escrowed monies held from the sale of Dennis Tool Company in 2009 and capital gains proceeds of $31,933 from STARTech Seed Fund I.  As a result, we incurred federal taxes on behalf of our shareholders in the amount of $24,577,557 for the tax year ended December 31, 2010.  Transfer taxes in the amount of $1,218,855 related to the transfer of real estate were deducted from the realized gain on the Lifemark transaction.

Net Increase (Decrease) in Unrealized Appreciation of Investments

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Alamo Group Inc.	$11,604,230	$2,830,300	$16,557,255	$14,151,500
All Components, Inc.	(10,040,342)	1,000,000	(1,781,680)	7,612,999
Balco, Inc.	(700,000)	–	(2,700,000)	1,400,000
CMI Holding Company, Inc.	–	–	(4,132,758)	2,700,759
Encore Wire Corporation	15,325,313	(4,086,750)	15,325,313	4,086,750
Heelys, Inc.	2,142,981	465,866	2,422,501	4,285,963
Media Recovery, Inc.	2,900,000	1,900,000	5,600,000	(1,100,000)
Palm Harbor Homes, Inc.	–	(2,984,947)	(6,833,953)	(2,984,947)
The RectorSeal Corporation	(5,100,000)	5,300,000	12,800,000	2,600,000
The Whitmore Manufacturing Company	2,400,000	–	4,300,000	2,400,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

During the nine months ended December 31, 2010, the value of our investments increased by $21,837,200.  This change in unrealized appreciation of investments includes a $66,489,600 reduction related to the aforementioned sale of Lifemark Group.  Excluding the Lifemark Group unrealized appreciation at March 31, 2010, net unrealized appreciation of investments for the nine months ended December 31, 2010 increased by $45,944,129.  The largest increases in unrealized appreciation are attributable to RectorSeal Corporation, which increased $12,800,000 and The Whitmore Manufacturing Company, which increased $4,300,000 due to improved earnings.  Media Recovery, Inc., which increased $5,600,000 due to earnings improvement and reduced debt,  Encore Wire Corporation, which increased $15,325,313, Alamo Group, which increased $16,557,255, and Heelys which increased $2,422,501 due to increases in their respective stock prices.  Offsetting the increases were a $6,833,953 decrease in Palm Harbor Homes, Inc., reflecting depressed market conditions within the housing industry and the company’s outlook; a $4,132,758 decrease in CMI Holding Company due to a decline in the value of the underlying security, a $2,700,000 decrease in Balco, Inc. due to declining earnings and a $1,781,680 decline in All Components, Inc. as a result of earnings and partial payback of its debt to Capital Southwest Corporation.

A description of the investments listed above and other material components of the investment portfolio are included in this report under the caption “Consolidated Schedule of Investments – December 31, 2010 and March 31, 2010.”

Portfolio Investments

During the quarter ended December 31, 2010, we made investments of $2,831,624 in existing portfolio companies.

We have agreed, subject to certain conditions, to invest up to $11,720,369 in eight portfolio companies.

Financial Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of approximately $73.5 million.  Pursuant to Small Business Administration (SBA) regulations, cash and cash equivalents of $3.2 million held by Capital Southwest Venture Corporation (CSVC) may not be transferred or advanced to us without the consent of the SBA.

With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have elected to retain all gains realized during the past 40 years.  Retention of future gains is viewed as an important source of funds to sustain our investment activity.  Approximately $18.6 million of our investment portfolio is represented by unrestricted publicly-traded securities, and represent a source of liquidity as of December 31, 2010.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter December 31, 2010 to the critical accounting policies or the areas that involve the use of significant judgments and estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $13,701,664 at December 31, 2010, equivalent to 3.2% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income.  Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

During the fiscal quarter ended December 31, 2010, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

CAPITAL SOUTHWEST CORPORATION

Date: February 7, 2011	By:
Gary L. Martin, Chairman of the Board and President

Date: February 7, 2011	By:	/s/ Tracy L. Morris
Tracy L. Morris, Chief Financial Officer