Form 10-K
period 2011-03-31
CAPITAL SOUTHWEST CORP
filed 2011-06-10
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
 (Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check  mark  whether  the   registrant  is  a  shell  company  (as defined in Rule 12b-2  of  the  Act).
YES ☐ NO ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2010 was $250,728,582, based on the last sale price of such stock as quoted by The Nasdaq Stock Market on such date.

The number of shares of common stock outstanding as of May 1, 2011 was 3,753,038.

Documents Incorporated by Reference
Proxy Statement for Annual Meeting of Shareholders to be held July 18, 2011 is incorporated by reference in this Annual Report on Form 10-K in response to Part III.

TABLE OF CONTENTS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations.  Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-word looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K.  Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law.  However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Our portfolio is a composite of companies, consisting of companies in which we have controlling interests, developing companies and marketable securities of established publicly traded companies.  We make available significant managerial assistance to the companies in which we invest and believe that providing material assistance to such investee companies is critical to their business development activities.

The 12 largest investments we own had a combined cost of $39,531,622 and a value of $449,334,689, representing 91.8% of the value of our consolidated investment portfolio at March 31, 2011.  The following table illustrates our 12 largest investments at March 31, 2011.  A full description of these investments is set forth under the heading “Consolidated Schedule of Investments” in Item 8.

	Cost	Value
The RectorSeal Corporation	$ 52,600	$144,700,000
Encore Wire Corporation	5,800,000	81,735,000
Alamo Group Inc.	2,190,937	62,266,600
The Whitmore Manufacturing Company	1,600,000	55,600,000
Heelys, Inc.	102,490	19,193,659
Media Recovery, Inc.	5,415,000	18,100,000
Hologic, Inc.	220,000	14,042,276
All Components, Inc.	2,150,000	13,499,940
Texas Capital Bancshares, Inc.	3,550,006	12,711,470
Extreme International, Inc.	3,325,875	11,603,000
Cinatra Clean Technologies, Inc.	10,124,714	10,124,714
Trax Holdings, Inc.	5,000,000	5,758,030
	$39,531,622	$449,334,689

Investment Criteria and Objectives

We are a venture capital investment company whose objective is to achieve capital appreciation through long-term investments in businesses believed to have favorable growth potential.  Our investment interests are focused on growth capital, management-led buyouts, and acquisition in a broad range of industry segments.

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

•
Established Companies with Positive Cash Flow:  We generally seek to invest in established companies with sound historical financial performance.  We typically focus on companies that have historically generated near positive EBITDA (earnings before interest, taxes, depreciation and amortization) to $10 million of EBITDA.

•
Industry:  We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help protect their market position.  Overall, our portfolio is spread over many diverse industries.

•	Location: We focus on companies located in the United States, and we are most focused on the Southwest, Southeast, Midwest and Mountain Regions.

•
Quality referral from a reputable source:  Excellent management is the cornerstone of our investment philosophy; therefore, it is helpful if mutually-known parties reach out to us on behalf of prospective investments.  Accomplished managers generally have prior investors or directors willing to speak on their behalf.

We provide a platform that enables successful operators to build businesses at their desired pace and on their terms – not the other way around.  Our investment approach is distinctive because we:

•
Provide long-term, patient capital for sustained growth.  Our public ownership structure eliminates the pressure to exit our investments in the five to seven year timeframe typical of most venture capital and private equity partnerships.  A third of our active investments have been held continuously for over 20 years.

•
Leave control with current owners.  We find that the best recipe for success is a committed management team with significant ownership.  Over half of our active portfolio companies are minority holdings.  When operating control and ownership control remain with the management team, they have the flexibility to execute plans that serve customers, employees and shareholders well for the long term.

•
Have a time-tested business model.  Many investment firms are first or second time funds – in other words, relatively unproven managers with unproven models.  In contrast, we have partnered with over 160 companies to achieve superior returns for owners, management teams and investors for half a century.

•
Always have funds to invest.  Our significant capital base enables us to fund businesses today and in the future, should the need arise.  Since we take our responsibility as partners seriously, we have provided follow-on financing for a number of our portfolio companies, often years after our initial investment.

Investment Process

Our investment strategy involves a "team" approach, whereby potential transactions are screened by our investment team before they are presented to the Board of Directors for approval.  Our investment team generally categorizes the investment process into seven distinctive stages:

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

Determination of Net Asset Value and Portfolio Valuation Process

We determine our net asset value per share on a quarterly basis.  The net asset value per share is equal to our total assets minus liabilities divided by the total number of shares of common stock outstanding.

We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

As described below, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments, with our Board of Directors ultimately and solely responsible for overseeing, reviewing and approving, in good faith, our estimate of the fair value of each individual investment.

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment team leader responsible for the portfolio investment; and

•	Preliminary valuation conclusions will then be reviewed and discussed with the investment team; and

•	Our Board of Directors will assess the valuations and will ultimately approve the fair value of each investment in our portfolio, in good faith.

Our Board of Directors is ultimately and solely responsible for determining the fair value of portfolio investments on an annual basis.  Annually, Duff & Phelps, LLC ("Duff & Phelps") provides third party valuation consulting services to our Board of Directors, which consists of certain limited procedures that our Board of Directors identified and requests them to perform.  For the year ended March 31, 2011, the Board of Directors asked Duff & Phelps to perform the limited procedures on six investments comprising approximately 78.0% of the total investments at fair value as of March 31, 2011.  Upon completion of the limited procedures, Duff & Phelps concluded that the fair value of those investments, subject to the limited procedures, did not appear unreasonable.

Competition

We compete for attractive investment opportunities with private equity funds, venture capital partnerships and corporations, venture capital affiliates of industrial and financial companies, SBICs and wealthy individuals. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team and our responsive and efficient investment analysis and decision-making processes; however, this competitive environment could have a material adverse effect on our ability to acquire attractive investments.

Regulation

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act.  The 1940 Act contains prohibitions and restrictions relating to transactions between BDC’s and their affiliates, principal underwriters and affiliates of those affiliates or underwriters.  The 1940 Act requires that a majority of the members of the board of directors of a BDC be persons other than “interested persons,” as defined in the 1940 Act.  In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lessor of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) more than 50% of our voting securities.

The following is a brief description of the 1940 Act provisions applicable to BDCs, qualified in its entirety by reference to the full text of the 1940 Act and rules issued thereunder by the SEC.

•
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

•
An eligible portfolio company generally is a domestic company that is not an investment company or a company excluded from investment company status pursuant to exclusions for certain types of financial companies (such as brokerage firms, banks, insurance companies and investment banking firms) and that: (i) does not have a class of securities listed on a national securities exchange; (ii) does have a class of equity securities listed on a national securities exchange with a market capitalization of less than $250 million; or (iii) is controlled by the BDC itself or together with others (control under the 1940 Act is presumed to exist where a person owns at least 25% of the outstanding voting securities of the portfolio company) and has a representative on the Board of Directors of such company.

•
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC.  Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

•
We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering these policies and procedures.

Qualifying Assets

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance.  Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Marketable Securities and Idle Funds Investments

Pending investments in “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities, short-term investments in secured debt investments, independently rated debt investments, and diversified bond funds, which we refer to, collectively, as marketable securities and idle funds investments, so that 70% of our assets are qualifying assets.

Senior Securities

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

Common Stock

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

Code of Ethics

We adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions.  Personnel subject to the code may invest in securities for their personal investment accounts including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.  Certain transactions involving certain closely related persons of the Company, including its directors, officers and employees, may require approval of the SEC.  However, the 1940 Act ordinarily does not restrict transactions between us and our portfolio companies.

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

A SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of 10 years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties.  Those prepayment penalties no longer apply as of September 2006.  As of March 31, 2011, we had no SBA-guaranteed debentures.

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

Securities Act of 1934 and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), including the filing of quarterly, annual and current reports, proxy statements and other required items.  In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders.  For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting, and our independent registered public accounting firm separately audits our internal control over financial reporting; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Corporate information

Our principal executive offices are located at 12900 Preston Road, Suite 700, Dallas, Texas 75230.  We maintain a Website on the Internet at www.capitalsouthwest.com.  You can review the filings we have made with the SEC, free of charge by linking directly from our website to NASDAQ, a database that links to EDGAR, the Electronic Data Gathering, Analysis, and Retrieval System of the SEC. You may also use the site to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website that contains the reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The charters adopted by the committees of our board of directors are also available on our website.  Information contained on our Web site is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.

Employees

As of March 31, 2011, we had eleven employees, each of whom was employed by our management company, CSMC.  These employees include our corporate officers, investment and portfolio management professionals and administrative staff.  We will hire additional investment professionals and additional administrative personnel, as necessary.  All of our employees are located in our Dallas office.

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

RISKS RELATED TO ECONOMIC CONDITIONS

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.  Continued economic adversity could impair our portfolio companies’ financial position and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.

The broader economic fundamentals of the U.S. economy remain at depressed levels.  Unemployment levels remain elevated and consumer fundamentals remain depressed, which has led to significant reductions in spending by both consumers and businesses.  In the event that the U.S. economy remains depressed, it is likely that the financial results of small to mid-size companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and increase in defaults.  In addition, the end markets for certain of our portfolio companies’ products and services have experienced negative economic trends.  We are seeing reduced operating results at some of the portfolio companies due to the general economic difficulties and we expect this trend to continue in 2012.  Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic and other conditions, which could also have a negative impact on our future results.

RISKS RELATED TO OUR BUSINESS AND STRUCTURE

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

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors.  Certain factors that may be considered in determining fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies.  Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, our fair value determinations may differ materially from the values a third party would be willing to pay for such securities or the values which would be applicable to unrestricted securities having a public market.  Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to be materially understated or overstate the value that we may ultimately realize on one or more of our investments.  As a result, investors purchasing our common stock based on an overstated net asset value may pay a higher price than the value of our investments might warrant.  Conversely, investors selling shares during a period in which the net asset value understates the value of our investments may receive a lower price for their shares than the value of our investments might warrant.

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

Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.  The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions.  Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

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

Selection, structuring and closing our investments depends upon the diligence and skill of our management, which is responsible for identifying, evaluating, negotiating, monitoring and disposing of our investments.  Our management’s capabilities may significantly impact our results of operations.  If we lose any member of our management team and he/she cannot be promptly replaced with an equally capable team member, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

Our growth will require that we retain new investment and administrative personnel in a competitive environment.  Our ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities.

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

Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that members of our management team will maintain their relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities.  If our management team fails to maintain its existing relationships or develop new relationships with sources of investment opportunities, we will not be able to grow our investment portfolio.  In addition, individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

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

Failure to meet these requirements may result in our having to dispose of certain unqualified investments quickly in order to prevent the loss of RIC status.  If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.  In addition, to the extent we had unrealized gains, we would have to establish deferred tax liabilities for taxes, which would reduce our net asset value accordingly.  In addition, our shareholders would lose the tax credit realized when we, as a RIC, decide to retain the net realized capital gain and make deemed distributions of net realized capital gains, and pay taxes on behalf of our shareholders at the end of the tax year.  The loss of this pass-through tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

We may not be able to pay you dividends, our dividends may not grow over time, and a portion of our dividends paid to you may be a return of capital.

We intend to pay semi-annual dividends to our shareholders out of assets legally available for distribution.  We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash dividends, previously projected dividends for future periods, or year-to-year increases in cash dividends.  Our ability to pay dividends might be adversely affected by, among other things, the impact of one or more of the risk factors described herein.  In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay dividends.  All dividends will be paid at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, CSVC’s compliance with applicable SBIC regulations and such other factors as our Board of Directors may deem relevant from time to time.  We cannot assure you that we will pay dividends to our shareholders in the future. Historically, we have distributed net investment income via semi-annual dividends.  Our current intention is to continue these distributions of ordinary income to our shareholders.

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

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash receive.

We may distribute taxable dividends that are payable in part in our stock.  Under an IRS revenue procedure, up to 90% of any such taxable dividend declared on or before December 31, 2012 with respect to taxable years ended on or before December 31, 2011 could be payable in our stock.  Where the IRS revenue procedure is not currently applicable, the IRS has also issued private letter rulings on cash and stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (and, more recently, the 10% cash standard of the above-referenced IRS revenue procedure) if certain requirements are satisfied.  Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distributions is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes.  As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.  In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Because we intend to distribute substantially all of our net ordinary income to our shareholders to maintain our status as a RIC, we may need additional capital to finance our growth, and regulations governing our operation as a BDC will affect our ability to, and the way in which we raise additional capital.

In order to satisfy the requirements applicable to a RIC and to minimize corporate-level taxes, we intend to distribute to our shareholders substantially all of our net ordinary income.  We may carry forward excess undistributed taxable income into the next year, net of the 4% excise tax.  Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.

If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.

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

Terrorist attacks, act of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist attacks, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest.  Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability.  Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition.  Losses from terrorist attacks and natural disasters are generally uninsurable.

RISKS RELATED TO OUR INVESTMENTS

Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment.

Investing in our portfolio companies involves a number of significant risks.  Among other things, these companies:

•
may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;

•
may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
are more likely to depend  on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, termination, or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and in turn, on us;

•
may have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•
may have less publicly available information about their businesses, operations and financial condition.  We are required to rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies.  If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose all or part of our investment.

In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management’s time and resources.

The lack of liquidity of our restricted securities may adversely affect our business.

Our portfolio contains many securities which are subject to restrictions on sale because they were acquired from issuers in "private placement" transactions or because we are deemed to be an affiliate of the issuer.  Unless an exemption from the registration requirements of the Securities Act of 1933 is available, we will not be able to sell these securities publicly without the expense and time required to register the securities under applicable federal and state securities laws.  In addition, contractual or practical limitations may restrict our ability to liquidate our securities in portfolio companies because we may own a relatively large percentage of the issuer’s outstanding securities.  Sales may also be limited by unfavorable market conditions.  The illiquidity of our investments may preclude or delay the disposition of such securities, which may make it difficult for us to obtain cash equal to the value at which we record our investments.

We may not have the funds or ability to make additional investments in our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies.  After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock.  There is no assurance that we will make, or will have sufficient funds to make, follow-on investments.  Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment.

Certain of our portfolio companies are highly leveraged.

Some of our portfolio companies have incurred substantial indebtedness in relation to their overall capital base.  Such indebtedness often has a term that will require the balance of the loan to be refinanced when it matures.  If portfolio companies cannot generate adequate cash flow to meet the principal and interest payments on their indebtedness, the value of our investments could be reduced or eliminated through foreclosure on the portfolio company’s assets or by the portfolio company’s reorganization or bankruptcy.

Defaults by our portfolio companies may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to non-payment of interest and other defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold.  We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

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

RISKS RELATING TO OUR COMMON STOCK

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

The market price of our common stock may fluctuate significantly.

The market price and marketability of shares of our common stock may from time to time be significantly affected by numerous factors, including:

•	our investment results;
•	market conditions;
•	departure of our key personnel;
•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs, BDCs or SBICs; and
•	other influences and events over which we have no control and that may not be directly related to us.

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

Item 3.                 Legal Proceedings

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise.  Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies.  We have no current pending legal proceedings to which we are party or to which any of our assets is subject.

Item 4.                 Reserved

PART II

Item 5.                 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMMON STOCK AND HOLDERS

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CSWC.”  The following high and low selling prices for shares during each quarter of the last two fiscal years were taken from quotations provided to the Company by NASDAQ:

Quarter Ended	High	Low
March 31, 2011	$104.81	$ 89.14
December 31, 2010	111.01	90.47
September 30, 2010	93.50	86.25
June 30, 2010	96.61	84.26

March 31, 2010	$ 96.04	$ 78.51
December 31, 2009	79.95	71.72
September 30, 2009	82.90	69.60
June 30, 2009	84.21	67.60

DIVIDENDS

The payment dates and amounts of cash dividends per share since April 1, 2008 are as follows:

Payment Date	Cash Dividend
May 29, 2009	0.40
November 30, 2009	0.40
May 28, 2010	0.40
November 30, 2010	0.40
May 31, 2011	0.40

The amounts and timing of cash dividend payments have generally been dictated by requirements of the IRC regarding the distribution of taxable net investment income (ordinary income) of regulated investment companies.  Instead of distributing realized long-term capital gains to shareholders, the Company has ordinarily elected to retain such gains to fund future investments.

Performance Graph

The following graph compares our cumulative total shareholder return during the last five years (based on the market price of our common stock and assuming reinvestment of all dividends and tax credits on retained long-term capital gains) with the Total Return Index for NASDAQ (U.S. companies) and with the Total Return Index for Nasdaq Financial Stocks.  Both indices were provided by NASDAQ.

Comparison of Five Year Cumulative Total Returns

Item 6.                 Selected Financial Data

The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended March 31, 2007 through 2011.  This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.

Selected Consolidated Financial Data
(In thousands except per share data)

Financial Position (as of March 31)	2011	2010	2009	2008	2007
Investments at cost	$ 98,355	$100,023	$ 89,339	$ 81,027	$ 71,642
Unrealized appreciation	390,918	377,920	307,296	466,544	609,513
Investments at market or fair value	489,273	477,943	396,635	547,571	681,155
Total assets	543,214	491,175	417,543	586,685	729,507
Net assets	539,233	486,926	415,263	583,700	725,732
Shares outstanding	3,753	3,741	3,741	3,889	3,886

Changes in Net Assets (years ended March 31)
Net investment income	$ 1,804	$ 2,091	$ 10,183	$ 3,715	$ 4,233
Net realized gain on investments	38,885	826	10,756	240	14,966
Net increase (decrease) in unrealized appreciation before distributions	12,999	70,624	(159,246)	(142,969)	147,682
Increase (decrease) in net assets from operations before distributions	53,688	73,541	(138,307)	(139,014)	166,881
Cash dividends paid	(2,994)	(2,993)	(12,257)	(2,333)	(2,323)
Employee stock options exercised	745	–	–	231	1,795
Stock option expense	957	675	503	263	169
Change in pension plan funded status	(88)	440	(1,473)	(1,178)	–
Treasury stock	–	–	(16,903)	–	–
Adjustment to initially apply ASC 715, net of tax	–	–	–	–	1,173
Increase (decrease) in net assets	$ 52,308	$ 71,663	$(168,437)	$(142,031)	$167,695

Per share data (as of March 31)
Net assets	$143.68	$130.14	$110.98	$150.09	$186.75
Closing market price	91.53	90.88	76.39	123.72	153.67
Cash dividends paid	.80	.80	3.26	.60	.60

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risks Factors” in Part I of this report.

Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Increase in net assets from operations” and consists of three elements.  The first is “Net investment income,” which is the difference between income from interest, dividends and fees and its combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from disposition of portfolio securities and their stated cost, net of applicable income tax expense based on the Company’s tax year.  The third element is the “Net increase in unrealized appreciation of investments,” which is the net change in the market or fair value of the Company’s investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain (loss) on investments” and “Net increase in unrealized appreciation of investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

For the year ended March 31, 2011, total investment income was $7,568,147, a $1,458,841, or 23.9%, increase over the $6,109,306 of total investment income for the year ended March 31, 2010.  This comparable period increase was primarily attributable to a $1,643,591 or 43.4% increase in dividend income and a $319,271 or 30.6% increase in interest income, partially offset by a $504,921 or 39.5% decrease in management and director fee income. For the year ended March 31, 2010, total investment income was $6,109,306, a $7,875,826, or 56.3%, decrease over the $13,985,132 of total investment income for the year ended March 31, 2009.  This comparable period decrease was primarily attributable to the $7,745,198 or 67%, decrease in dividend income.  This decrease was the result of a one-time dividend of $9,317,310 paid by Heelys, Inc. in our fiscal 2009.

The Company’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and provides minimal current yield in the form of interest or dividends.  The Company also earns interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the three years ended March 31, the Company also had interest income from temporary cash investments of $59,642 in 2011, $19,618 in 2010 and $381,498 in 2009.

The Company also receives management fees primarily from its controlled affiliates which aggregated $695,567 in 2011, $984,800 in 2010 and $984,800 in 2009. The comparable period decrease of $289,233 or 29.4% is primarily due to the sale of Lifemark Group in June 2010.

During the three years ended March 31 2011, the Company recorded dividend income from the following sources:

	Years Ended March 31
	2011	2010	2009
Alamo Group, Inc.	$ 679,272	$ 679,272	$ 679,272
Balco, Inc.	1,817,503	–	–
Dennis Tool Company	–	33,333	49,499
Encore Wire Corporation	326,940	326,940	326,940
Heelys, Inc.	–	–	9,317,310
Kimberly-Clark Corporation	–	–	89,529
The RectorSeal Corporation	2,021,829	2,117,870	720,000
TCI Holdings, Inc.	81,270	81,270	81,270
The Whitmore Manufacturing Company	505,457	529,467	180,000
Other	–	20,528	89,558
	$5,432,271	$3,788,680	$11,533,878

Due to the nature of its business, the majority of the Company’s operating expenses are related to employee and director compensation, office expenses, legal, professional and accounting fees and the net pension benefit.  Total operating expenses, increased by $1,735,100 or 44.4% during the year ended March 31, 2011, while total operating expenses increased by $238,007 or 6.5% during the year ended March 31, 2010.  The increase in 2011 is due primarily to the creation of two new officer positions, as well as bonuses paid, stock options granted, and an increase in remediation costs related to the Bowie Plant, a prior portfolio holding.

Net Realized Gain (Loss) on Investments

Net realized gain on investments was $38,885,026 (after income tax expense of $24,577,557) during the year ended March 31, 2011, compared with a gain of $1,639,994 (after income tax expense of $814,503) during fiscal 2010 and a gain of $10,756,302 (after income tax expense of $5,222,964) during fiscal 2009. During the twelve months ended March 31, 2011, we sold all of our shares of common stock of Lifemark Group to NorthStar Memorial Group LLC resulting in net cash proceeds of $70,547,210  and $3,703,619 of real estate and assets, which were directly transferred to CapStar Holdings Corporation, our controlled affiliate created to hold assets transferred from Lifemark Group at time of sale. Transfer taxes in the amount of $1,218,855 related to the transfer of real estate were deducted from the realized gain on the Lifemark transaction.

Management does not attempt to maintain a consistent level of realized gains from year to year, but instead attempts to maximize total investment portfolio appreciation.  This strategy often dictates the long-term holding of portfolio securities in pursuit of increased values and increased unrealized appreciation, but may at opportune times dictate realizing gains or losses through the disposition of certain portfolio investments.

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the three years ended March 31, 2011, the Company recorded an increase in unrealized appreciation of investments of $12,998,532 in 2011, an increase in unrealized appreciation of investments of $70,624,231 in 2010 and a decrease of $159,247,203 in 2009, in each case compared to the prior fiscal year.  This change in unrealized appreciation of investments for the year ended March 31, 2011 includes a $66,489,600 reduction related to the aforementioned sale of Lifemark

Group.  Excluding the Lifemark Group, net unrealized appreciation of investments for the year ended March 31, 2011 increased by $79,488,132.  As explained in the first paragraph of “Results of Operations” above, the realization of gains or losses results in a corresponding decrease or increase in unrealized appreciation of investments. Set forth in the following table are the significant increases and decreases in unrealized appreciation excluding the effect of gains or losses realized during the year by portfolio company for securities held at the end of each year.

	Years Ended March 31
	2011	2010	2009
Alamo Group, Inc.	$19,812,100	$19,812,100	$(22,642,400)
All Components, Inc.	5,223,290	9,276,649	(9,600,000)
Encore Wire Corporation	14,303,625	2,043,375	14,303,625
Heelys, Inc.	(652,211)	5,869,905	(20,963,948)
The Whitmore Manufacturing Company	8,100,000	11,500,000	(2,000,000)
Media Recovery, Inc.	4,700,000	(1,400,000)	(22,700,000)
Palm Harbor Homes, Inc.	(6,833,953)	(2,984,947)	(21,601,583)
The RectorSeal Corporation	24,500,000	13,000,000	(37,000,000)

As shown in the table for the year ended March 31, 2011, we recognized significant increases in several of our largest investments.  The largest increases in unrealized appreciation are attributable to RectorSeal Corporation, which increased $24,500,000 and The Whitmore Manufacturing Company, which increased $8,100,000 due to improved earnings; Media Recovery, Inc., which increased $5,223,290 due to earnings improvement and reduced debt; Encore Wire Corporation, which increased $14,303,625, and Alamo Group, which increased $19,812,100, due to increases in their respective stock prices.  Offsetting the increases were a $6,833,953 decrease in Palm Harbor Homes, Inc., reflecting depressed market conditions within the housing industry which caused Palm Harbor to file for Chapter 11 bankruptcy protection.

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – March 31, 2011 and 2010” in Item *, “Financial Statements and Supplemental Data.”

Portfolio Investments

During the year ended March 31, 2011, the Company invested $17,136,824 ($10,519,954 in cash and $6,616,870 non-cash, consisting of $3,707,619 in transferred real estate and assets from sale of Lifemark Group, Inc. and $2,913,251 in preferred stock in Phi Health, Inc. resulting from the conversion of CMI Holding Company, Inc. notes as part of its friendly foreclosure transaction.) in various portfolio securities listed elsewhere in this Item 7 under the caption “Portfolio Changes During the Year Ended March 31, 2011,” which also lists dispositions of portfolio securities.  During the 2010 and 2009 fiscal years, the Company invested a total of $17,234,456 and $13,030,107, respectively.

Financial Liquidity and Capital Resources

At March 31, 2011, the Company had cash and cash equivalents of approximately $45.5 million.  Pursuant to the SBA regulations, cash and cash equivalents of $3.2 million held by CSVC may not be transferred or advanced to CSC without the consent of the SBA.

With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, the Company has elected to retain all gains realized during its 49 years of operations.  Retention of future gains is viewed as an important source of funds to sustain the Company’s investment activity.  Approximately $26.8 million of the Company’s investment portfolio is represented by unrestricted publicly traded securities and represents a source of liquidity.

Funds to be used by the Company for operating or investment purposes may be transferred in the form of dividends or management fees from The RectorSeal Corporation and The Whitmore Manufacturing Company, controlled affiliates of the Company, to the extent of their available cash reserves and borrowing capacities.

Management believes that the Company’s cash and cash equivalents and cash available from other sources described above are adequate to meet its expected requirements. Consistent with the long-term strategy of the Company, the disposition of investments from time to time may also be an important source of funds for future investment activities.

Contractual Obligations

As shown below, the Company had the following contractual obligations as of March 31, 2011.  For information on our capital commitments see Note 9 of the Notes to Consolidated Financial Statements.

	Payments Due By Period (In thousands)
Contractual Obligations	Total	1 Year	2-3 Years	More Than 3 Years
Operating lease obligations	$216	$104	$112	$−

Critical Accounting Policies

Valuation of Investments

In accordance with the Investment Company Act of 1940, investments in unrestricted securities (freely marketable securities having readily available market quotations) are valued at market and investments in restricted securities (securities subject to one or more resale restrictions) are valued at fair value determined in good faith by the Company’s Board of Directors.  Under the valuation policy of the Company, unrestricted securities are valued at the closing sale price for NYSE listed securities and at the lower of the closing bid price or the last sale price for Nasdaq securities on the valuation date.  Restricted securities, including securities of publicly-owned companies which are subject to restrictions on resale, are valued at fair value, which is considered to be the amount the Company may reasonably expect to receive if  such  securities were sold on the valuation date.  Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities.

Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results of the issuer, the long-term potential of the business of the issuer, the market for and recent sales prices of the issuer’s securities, the values of similar securities issued by companies in similar businesses, the proportion of the issuer’s securities owned by the Company, the nature and duration of resale restrictions and the nature of any rights enabling the Company to require the issuer to register restricted securities under applicable  securities  laws.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact which inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of the Company’s investments.

BDC Risks

Pursuant to Section 64(b)(1) of the Investment Company Act of 1940, a BDC is required to describe the risk factors involved in an investment in the securities of such company due to the nature of the company’s investment portfolio.  Accordingly the Company states that:

The Company’s objective is to achieve capital appreciation through investments in businesses believed to have favorable growth potential. Such businesses are often undercapitalized small companies which lack management depth and have not yet attained profitability.  The Company’s venture investments often include securities which do not yield interest or dividends and are subject to legal or contractual restrictions on resale, which restrictions adversely affect the liquidity and marketability of such securities.

Because of the speculative nature of the Company’s investments and the lack of any market for the securities initially purchased by the Company, there is a significantly greater risk of loss than is the case with traditional investment securities.  The high-risk, long-term nature of the Company’s venture investment activities may prevent shareholders of the Company from achieving price appreciation and dividend distributions.

Portfolio Changes During the Year Ended March 31, 2011

New Investments and Additions to Previous Investments

Amount
Ballast Point Ventures II, L.P.	$ 525,000
BankCap Partners Fund I, L.P.	248,433
CapStar Holdings Corporation*.	3,703,619
Cinatra Clean Technologies, Inc.	3,408,415
CMI Holding Company, Inc.	2,263,251
Discovery Alliance, LLC	150,000
iMemories, Inc.	1,000,000
Phi Health, Inc**.	5,752,339
VIA Holdings, Inc.	85,767
$17,136,824

Dispositions
	Cost	Amount Received
CMI Holding Company, Inc.**	$9,776,598	$ 2,913,251
Lifemark Group*	4,510,400	74,250,829
Other holdings	−	585,501
	$14,286,998	$77,749,581
Repayments Received		$ 4,518,761

*Includes $3,703,619 of real estate and assets that was transferred to CapStar Holdings Corporation as part of the sale of Lifemark Group.
**Includes $2,913,251 of preferred stock in Phi Health, Inc. that was converted from notes in CMI Holding Company, Inc. as part of its friendly foreclosure.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $12,691,303 at March 31, 2011, equivalent to 2.6% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income.  Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 8.                 Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Capital Southwest Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Capital Southwest Corporation (a Texas Corporation) and subsidiaries (the “Company”) as of March 31, 2011 and 2010, including the schedule of investments as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2011, and the selected per share data and ratios for each of the five years in the period ended March 31, 2011. Our audits of the basic consolidated financial statements included the Schedule of Investments In and Advances to Affiliates. These financial statements, per share data and ratios and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, per share data and ratios and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities held by the custodian as of March 31, 2011 and 2010, and confirmation of securities owned with the issuers and broker. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Capital Southwest Corporation and subsidiaries as of March 31, 2011 and 2010, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended March 31, 2011, and the selected per share data and ratios for each of the five years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 10, 2011, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas
June 10, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Capital Southwest Corporation

We have audited Capital Southwest Corporation (a Texas Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of the Company as of March 31, 2011 and 2010, including the schedule of investments as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended March 31, 2011, and the selected per share data and ratios for each of the five years in the period ended March 31, 2011, and our report dated June 10, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas
June 10, 2011

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except per share data)

	Years Ended March 31
Assets	2011	2010
Investments at market or fair value
Companies more than 25% owned (Cost: March 31, 2011 - $25,521 , March 31, 2010 - $26,178)	$310,181	$330,147
Companies 5% to 25% owned (Cost: March 31, 2011 - $14,049, March 31, 2010 - $21,562)	83,335	73,589
Companies less than 5% owned (Cost: March 31, 2011 - $58,784, March 31, 2010 - $52,283)	95,757	74,207
Total investments (Cost: March 31, 2011 - $98,354, March 31, 2010 - $100,023)	489,273	477,943
Cash and cash equivalents	45,498	4,094
Receivables
Dividends and interest	523	1,013
Affiliates	340	865
Pension assets	7,398	7,069
Other assets	181	191
Total assets	$543,214	$491,175
Liabilities
Other liabilities	$574	$1,070
Pension liability	1,257	1,083
Deferred income taxes	2,150	2,096
Total liabilities	3,981	4,249
Net Assets
Common stock, $1 par value: authorized, 5,000,000 shares; issued, 4,337,916 shares at March 31, 2011 and 4,326,516 at March 31, 2010	4,338	4,327
Additional capital	173,905	126,555
Undistributed net investment income	872	2,061
Undistributed net realized loss	(6,863)	–
Unrealized appreciation of investments	390,918	377,920
Treasury stock - at cost on 584,878 shares	(23,937)	(23,937)
Total net assets	539,233	486,926
Total liabilities and net assets	$543,214	$491,175
Net asset value per share(on the 3,753,038 shares outstanding at March 31, 2011 and on the 3,741,638 shares outstanding at March 31, 2010)	$ 143.68	$ 130.14

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended March 31
	2011	2010	2009
Investment income:
Interest	$ 1,364	$ 1,045	$ 1,375
Dividends	5,432	3,789	11,534
Management and directors’ fees	772	1,275	1,076
	7,568	6,109	13,985
Operating expenses:
Salaries	3,089	2,164	2,294
Stock option expense	957	675	504
Net pension benefit	(291)	(369)	(253)
Professional fees	819	551	689
Other operating expenses	1,064	882	431
	5,638	3, 903	3,665
Income before income taxes	1,930	2,206	10,320
Income tax expense	126	115	136

Net investment income	$ 1,804	$ 2,091	$ 10,184

Proceeds from disposition of investments	77,750	5,191	20,698
Cost of investments sold	14,287	3,550	4,719
Realized gain on investments before income tax	63,463	1,641	15,979
Income tax expense	24,578	815	5,223
Net realized gain on investments	38,885	826	10,756

Net increase(decrease) in unrealized appreciation of investments	12,999	70,624	(159,247)

Net realized and unrealized gain on investments	$51,884	$71,450	$(148,491)

Increase (decrease) in net assets from operations	$53,688	$73,541	$(138,307)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)

	Years Ended March 31
	2011	2010	2009
Operations:
Net investment income	$ 1,804	$ 2,091	$ 10,184
Net realized gain on investments	38,885	826	10,756
Net increase (decrease) in unrealized appreciation of investments	12,999	70,624	(159,247)
Increase (Decrease) in net assets from operations	53,688	73,541	(138,307)
Distributions from:
Undistributed net investment income	(2,994)	(2,993)	(12,257)
Net realized gains deemed distributed to shareholders	(45,748)	(868)	(8,647)
Capital share transactions:
Allocated increase in share value for deemed distribution	45,748	868	8,647
Change in pension plan funded status	(89)	440	(1,473)
Exercise of employee stock options	745	–	–
Stock option expense	957	675	503
Treasury stock	–	–	(16,903)
Increase (decrease) in net assets	52,307	71,663	(168,437)
Net assets, beginning of period	486,926	415,263	583,700
Net assets, end of period	$539,233	$486,926	$415,263

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31
	2011	2010	2009
Cash flows from operating activities
Increase (decrease) in net assets from operations	$53,688	$73,541	$(138,307)
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds from disposition of investments	71,133	5,191	20,697
Proceeds from repayment of loans	4,519	3,000	–
Purchases of securities	(10,520)	(17,234)	(13,030)
Depreciation and amortization	27	33	40
Net pension benefit	(291)	(369)	(253)
Realized (gain) loss on investments before income tax	(63,463)	(1,640)	(15,979)
Taxes payable on behalf of shareholders on deemed distribution	24,577	815	5,223
Net (increase) decrease in unrealized appreciation of investments	(12,999)	(70,624)	159,247
Stock option expense	957	675	504
Decrease (increase) in dividend and interest receivable	490	(514)	(364)
(Increase) decrease in receivables from affiliates	525	(617)	5
(Increase) in other assets	(18)	(26)	(33)
Increase (decrease) in other liabilities	(496)	819	(62)
Increase in deferred income taxes	102	130	89
Net cash provided by (used in) operating activities	68,231	(6,820)	17,777
Cash flows from financing activities
Distributions from undistributed net investment income	(2,994)	(2,993)	(12,257)
Proceeds from exercise of employee stock options	745	–	–
Purchase of treasury stock	–	–	(16,903)
Payment of federal income tax for deemed capital gains distribution	(24,577)	(815)	(5,223)
Net cash used in financing activities	(26,826)	(3,808)	(34,383)
Net increase (decrease) in cash and cash equivalents	41,405	(10,628)	(16,606)
Cash and cash equivalents at beginning of period	4,094	14,722	31,328
Cash and cash equivalents at end of period	$45,499	$ 4,094	$ 14,722
Supplemental disclosure of cash flow information:
Income taxes	$ –	$ –	$ 4

Non-cash transactions:
a.	In June 2010, the Company transferred $3,703,619 in certain tracts of Real Estate from Lifemark Group to their newly formed CapStar Holdings Corporation, wholly-owned by the Company.
b.
In January 2011, CMI Holding Company completed a friendly foreclosure that allowed the conversion of CMI Holding Company notes in the amount $2,913,521 to preferred stock to their newly formed Phi Health, Inc.

These transactions had the following non-cash effect on the Company’s Consolidated Statements of Assets and Liabilities:

Total Investments	$ 6,617	$ –	$ –

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	2,830,300 shares common stock (acquired 4-1-73 thru 5-25-07)	$ 2,190,937	$ 62,266,600

ALL COMPONENTS, INC. Pflugerville, Texas Electronics contract manufacturing; distribution and production of memory and other components for computer manufacturers, retailers and value- added resellers.	80.4%	8.25% subordinate note, $2,000,000 principal due 2012 (acquired 6-27-07)	2,000,000	2,000,000

150,000 shares Series A Convertible Preferred Stock; convertible into 600,000 shares of common stock at $0.25 per share
(acquired 9-16-94)

Warrant to purchase 350,000 shares of common stock at $11.00 per share, expiring 2017 (acquired 6-27-07)
			150,000 –	8,431,388 3,068,552
			2,150,000	13,499,940

ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,257,000

¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	90.9%	445,000 shares common stock and 60,920 shares Class B non- voting common stock (acquired 10-25-83 and 5-30-02)	624,920	5,200,000

*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2

CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	68.8%	12% subordinated secured promissory note, due 2012 (acquired 5-19-10 thru 10-20-10)	890,604	890,604
		10% subordinated secured promissory note, due 2013 (acquired 7-14-08 thru 4-28-10)	6,200,700	6,200,700

		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	3,033,410
			10,124,714	10,124,714

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	16.9%	4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	81,735,000

EXTREME INTERNATIONAL, INC. Sugar Land, Texas Owns Bill Young Productions, Texas Video and Post, and Extreme and television commercials and coporate communications videos.	53.6%	13,035 shares Series A Common Stock (acquired 9-26-08 and 12-18-08)	325,875	815,000
		39,359.18 shares Series C Convertible Preferred Stock, convertible into 157,437.72 shares of common stock at $25.00 per share (acquired 9-30-03)	2,625,000	9,850,000
		3,750 shares 8% Series A Convertible Preferred Stock, convertible into 15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	938,000
			3,325,875	11,603,000

¥†HEELYS, INC. Carrollton, Texas Heelys stealth skate shoes, equipment and apparel sold through sporting goods chains, department stores and footwear retailers.	31.6%	9,317,310 shares common stock (acquired 5-26-00)	102,490	19,193,659

†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	14,042,276

iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	27.2%	10% convertible promissory note, due 2012 (acquired 9-13-10)	1,000,000	1,000,000
		17,391,304 shares Series B Convertible Preferred Stock, convertible into 17,391,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		Warrant to purchase 968,750 shares of common stock at $0.12 per share, expiring 2020 (acquired 9-13-10)	–	–
			5,000,000	5,000,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	7,142,857 shares Series B-2 Convertible Preferred Stock, convertible into 10,204,082 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	4,200,000

¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.5%	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97) 4,000,002 shares common stock (acquired 11-4-97)	800,000 4,615,000	3,000,000 15,100,000
			5,415,000	18,100,000

*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure- treated lumber.	8.4%	12.3% senior subordinated notes, $2,000,000 principal due 2015 (acquired 9-25-06) 150,000 shares common stock (acquired 10-18-01)	1,553,150 150,000	1,600,000 2

		Warrant to purchase 15,294 shares of common stock at $1.00 per share, expiring 2011 (acquired 2-17-06)	45,746	–
			1,748,896	1,600,002

¥†PALM HARBOR HOMES, INC. Dallas, Texas Integrated manufacturing, retailing, financing and insuring of manufactured housing and modular homes.	30.4%	7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95) Warrant to purchase 286,625 shares of common stock at $3.14 per share, expiring 2019 (acquired 4-24-09)	10,931,955 –	2 –

			10,931,955	2

PHI HEALTH, INC. Richardson, Texas Develops and sells cardiac MRI systems and software.	67.0%	1,559,111 shares Series A-1 Convertible Preferred Stock convertible into 1,559,111 shares of common stock at $0.0015 per share (acquired 1-27-11)	2,339	2,339
		555,556 shares Series B-1 Convertible Preferred Stock convertible into 555,556 shares common stock at $2.25 per share (acquired 1-27-11)	1,250,000	1,250,000

		4,500,000 Shares Series C-1 Convertible Preferred Stock convertible into 4,500,000 shares common stock at $0.20 per share (acquired 1-7-11 and 1-27-11)	4,500,000	4,500,000
			5,752,339	5,752,339

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	144,700,000

TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	840,778

†TEXAS CAPITAL BANCSHARES, INC. Dallas, Texas Regional bank holding company with banking operations in six Texas cities.	1.6%	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	12,711,470

TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	30.7%	1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,077,203 common stock at $4.64 per share (acquired 12-8-08 and 2-17-09)	5,000,000	5,758,030

VIA HOLDINGS, INC. Sparks, Nevada Designer, manufacturer and distributor of high-quality office seating.	28.1%	12,686 shares common stock (acquired 3-4-11 and 3-25-11)	4,926,290	4

*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.2%	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	2

¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	55,600,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 6-18-10)	1,200,000	1,200,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 12-13-10)	5,762,270	5,101,727
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 2-12-09)	831,256	790,000
	100.0%	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10)	3,703,619	4,380,481
	–	Diamond State Ventures, L.P. 1.4% limited partnership Interest (acquired 10-12-99 thru 8-26-05)	76,000	177,996
	–	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 5-14-10)	900,000	574,488
	–	Essex Capital Corporation 10% unsecured promissory note due 8-19-10 (acquired 8-16-09)	–	1,000,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,894	407,731
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	166,000
	–	STARTech Seed Fund I 12.1% limited partnership interest (acquired 4-17-98 thru 1-5-00)	178,066	52,606
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	843,891	317,392
	–	Sterling Group Partners I, L.P. 1.6% limited partnership interest (acquired 4-20-01 thru 1-24-05)	1,064,042	919,417
TOTAL INVESTMENTS			$ 98,354,060	$489,272,655

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	2,830,300 shares common stock (acquired 4-1-73 thru 5-25-07)	$ 2,190,937	$ 42,454,500

ALL COMPONENTS, INC. Pflugerville, Texas Electronics contract manufacturing; distribution and production of memory and other components for computer manufacturers, retailers and value-added resellers.	80.4%	8.25% subordinate note, $6,000,000 principal due 2012 (acquired 6-27-07)	6,000,000	6,454,925
		150,000 shares Series A Convertible Preferred Stock; convertible into 600,000 shares of common stock at $0.25 per share (acquired 9-16-94)	150,000	5,821,725
		Warrant to purchase 350,000 shares of common stock at $11.00 per share, expiring 2017 (acquired 6-27-07)	–	–
			6,150,000	12,276,650

ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	3,150,000

¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	90.9%	445,000 shares common stock and 60,920 shares Class B non- voting common stock (acquired 10-25-83 and 5-30-02)	624,920	8,000,000

*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	15.2%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2

*CMI HOLDING COMPANY, INC. Richardson, Texas Owns Chase Medical, which develops and sells devices used in cardiac surgery to relieve congestive heart failure; develops and supports cardiac imaging systems.	22.4%	10% convertible promissory note, due 2013 (acquired 2-23-10)	650,000	1,300,000
		1,631,516 shares Series C-1 Convertible Preferred Stock, convertible into 1,631,516 shares of common stock at $2.15 per share (acquired 7-10-09)	2,863,347	2,857,759

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

Company	Equity (a)	Investment (b)	Cost	Value (c)
2,327,658 shares Series A Convertible Preferred Stock, convertible into 2,327,658 shares of common stock at $1.72 per share (acquired 8-21-02 and 6-4-03)	4,000,000	2
Warrants to purchase 109,012 shares of common stock at $1.72 per share, expiring 2012 (acquired 4-7-04)	–	–
Warrants to purchase 636,151 shares of Series A-1 Convertible Preferred Stock at $1.72 per share, expiring 2017 and 2019 (acquired 7-2-07 and 6-9-09)	–	–
Warrant to purchase 90,698 shares of Series D or D-1 Convertible Preferred Stock at $1.72 per share, expiring 2017 (acquired 2-23-10)	–	–
	7,513,347	4,157,761

CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	59.2%	10% subordinated secured promissory note, due 2013 (acquired 7-14-08 thru 3-23-10)	6,000,300	3,815,235
		1,128,649 shares Series A Convertible Preferred Stock, convertible into 1,128,649 shares common stock at $1.00 per share (acquired 7-14-08 and 11-19-10)	1,128,649	1,128,649
			7,128,949	4,943,884

*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	17.3%	4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	67,431,375

EXTREME INTERNATIONAL, INC. Sugar Land, Texas Owns Bill Young Productions, Texas Video and Post, and Extreme and television commercials and corporate communications videos.	53.6%	13,035 shares Series A Common Stock (acquired 9-26-08 and 12-18-08)	325,875	600,000
		39,359.18 shares Series C Convertible Preferred Stock, convertible into 157,437.72 shares of common stock at $25.00 per share (acquired 9-30-03)	2,625,000	7,236,000
		3,750 shares 8% Series A Convertible Preferred Stock, convertible into 15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	689,000
			3,325,875	8,525,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥†HEELYS, INC. Carrollton, Texas Heelys stealth skate shoes, equipment and apparel sold through sporting goods chains, department stores and footwear retailers.	31.1%	9,317,310 shares common stock (acquired 5-26-00)	102,490	19,845,870

†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	11,726,155

iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	26.2%	17,391,304 shares Series B Convertible Preferred Stock, convertible into 17,391,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000

KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	14.8%	7,142,857 shares Series B-2 Convertible Preferred Stock, convertible into 7,142,857 shares of common stock at $0.70 per share (acquired 9-08-09)	5,000,000	5,000,000

¥LIFEMARK GROUP Hayward, California Cemeteries, mausoleums and mortuaries located in northern California.	100.0%	1,449,026 shares common stock (acquired 7-16-69)	4,510,400	71,000,000

¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.5%	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	2,200,000
		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	11,200,000
			5,415,000	13,400,000

*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure- treated lumber.	8.4%	12.3% senior subordinated notes, $2,000,000 principal due 2012 (acquired 9-25-06)	1,553,150	2,000,000
		150,000 shares common stock (acquired 10-18-01)	150,000	2
		Warrant to purchase 15,294 shares of common stock at $1.00 per share, expiring 2011 (acquired 2-17-06)	45,746	–
			1,748,896	2,000,002

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥†PALM HARBOR HOMES, INC. Dallas, Texas Integrated manufacturing, retailing, financing and insuring of manufactured housing and modular homes.	30.5%	7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95) Warrant to purchase 286,625 shares of common stock at $3.14 per share, expiring 2019 (acquired 4-24-09)	10,931,955 –	6,833,955 –

			10,931,955	6,833,955

¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	120,200,000

TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	677,250

†TEXAS CAPITAL BANCSHARES, INC. Dallas, Texas Regional bank holding company with banking operations in six Texas cities.	–	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	9,288,774

TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	31.1%	1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,061,279 common stock at $4.71 per share (acquired 12-8-08 and 2-17-09)	5,000,000	5,687,669

VIA HOLDINGS, INC. Sparks, Nevada Designer, manufacturer and distributor of high-quality office seating.	28.1%	9,118 shares Series B Preferred Stock (acquired 9-19-05)	4,559,000	2
		1,118 shares Series C Preferred Stock (acquired 11-01-07)	281,523	2
			4,840,523	4

*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.6%	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	2

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	47,500,000

MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.6% limited partnership interest (acquired 8-4-08 thru 4-23-09)	675,000	675,000
	–	BankCap Partners Fund I, L.P. 6.0% limited partnership interest (acquired 7-14-06 thru 6-18-09)	5,513,837	5,179,842
	–	CapitalSouth Partners Fund III, L.P. 2.0% limited partnership interest (acquired 1-22-08 and 2-12-09)	831,256	831,256
	–	Diamond State Ventures, L.P. 1.8% limited partnership Interest (acquired 10-12-99 thru 8-26-05)	76,000	188,852
	–	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 6-1-09)	750,000	750,000
	–	Essex Capital Corporation 10% unsecured promissory note due 8-19-10 (acquired 8-16-09)	–	1,000,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	451,208
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	163,000
	–	STARTech Seed Fund I 12.1% limited partnership interest (acquired 4-17-98 thru 1-5-00)	178,066	1

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

Company	Equity (a)	Investment (b)	Cost	Value (c)
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	950,000	1
	–	Sterling Group Partners I, L.P. 1.6% limited partnership interest (acquired 4-20-01 thru 1-24-05)	1,064,042	607,044
TOTAL INVESTMENTS			$100,022,994	$477,943,057

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

(b)           Investments

Unrestricted securities (indicated by ±) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable.  At March 31, 2011, restricted securities represented approximately 94.5% of the value of the consolidated investment portfolio.

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

ASC Topic 820 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”) and excludes transaction costs.  Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset.  The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset.  In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to the market as of the measurement date.

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

Equity Warrants are valued on the basis of the Black-Scholes model which defines the market value of a warrant in relation to the market price of its common stock, share price volatility, and time to maturity.

(d)           Agreements Between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the disposition of common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at March 31, 2011 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

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

Notes to Consolidated Financial Statements

1.             ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Southwest Corporation (“CSC” or the “Company”) was organized as a Texas corporation on April 19, 1961.  Until September 1969, we operated as a licensee under the Small Business Investment Act of 1958.  At that time, we transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC") certain assets and our license as a small business investment company ("SBIC").  CSVC is a closed-end, non-diversified investment company of the management type registered under the Investment Company Act of 1940 (the “1940 Act”).  Prior to March 30, 1988, we were registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, we elected to become a Business Development Company (“BDC”) subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980.  Because we wholly own CSVC, the portfolios of both entities are referred to collectively as “our,” “we” and “us.”  Capital Southwest Management Company (“CSMC”), a wholly-owned subsidiary of CSC, is the management company for CSC and CSVC.  CSMC generally incurs all normal operating and administrative expenses, including but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for its day-to-day operations.

Our portfolio is a composite of companies, consisting of companies in which we have controlling interests, developing companies and marketable securities of established publicly traded companies.  We make available significant managerial assistance to the companies in which we invest and believe that providing managerial assistance to such investee companies is critical to their business development activities.  CSMC receives a monthly fixed fee for management services provided to certain of its control portfolio companies.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Under rules and regulations applicable to investment companies, we are precluded from consolidating any entity other than another investment company.  An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Accordingly, consolidated financial statements include our management company.

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

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair value is generally determined based on quoted market prices in the active markets for identical assets or liabilities.  If quoted market prices are not available, we use valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs.  Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed.  In addition, changes in the market environment, portfolio company performance and other events may occur over the lives of the investments that may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned.  We determine the fair value of each individual investment and recorded changes in fair value as unrealized appreciation or depreciation.

Pursuant to our internal valuation process, each portfolio company is valued once a quarter.  In addition to our internal valuation process, our Board of Directors retains a nationally recognized firm to provide limited scope third party valuation services on certain portfolio investments.  Our Board of Directors retained Duff & Phelps to provide limited scope third party valuation services on seven investments comprising 78% of our net asset value at March 31, 2011.  For full disclosure of Duff & Phelps’ services, see page 4 of this Annual Report on Form 10-K under the heading “Determination of Net Asset Value and Portfolio Valuation Process.”

We believe our investments at March 31, 2011 and March 31, 2010 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

Investments  Investments are stated at fair value determined by our Board of Directors as described in Notes to the Consolidated Schedule of Investments and Note 3 below.  The average cost method is used in determining cost of investments sold.  Investments are recorded on a trade date basis.

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

Interest and Dividend Income  Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recorded at the ex-dividend date for marketable securities and restricted securities.  In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When a debt or loan becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against the interest income, thereby placing the loan or debt security’s status on non-accrual basis, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis.

Federal Income Taxes  CSC and CSVC have elected and intend to comply with the requirements of the Internal Revenue Code (IRC) necessary to qualify as regulated investment companies (RICs).  By meeting these requirements, they will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to comply as a RIC, each company is required to timely distribute to its shareholders at least 90% of investment taxable income, as defined by the IRC, each year.  Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in taxable income until they are realized.  The Company’s policy is to retain and pay the 35% corporate tax on realized long-term capital gains.  For investment companies that qualify as RICs under the IRC, federal income taxes payable on security gains that the Company elects to retain are accrued only on the last day of our tax year, December 31.  See Note 4 for further discussion.

CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the years ended March 31, 2011 and 2010.

Deferred Taxes  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  Deferred taxes related to the qualified defined benefit pension plan are recorded as incurred.

Stock-Based Compensation   We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.  See Note 6 for further discussion.

Defined Pension Benefits and Other Postretirement Plans  We record annual amounts relating to the defined benefit pension plan based on calculations, which include various actuarial assumptions such as discount rates and assumed rates of return depending on the pension plan.  Material changes in pension costs may occur in the future due to changes in the discount rate, changes in the expected long-term rate of return, changes in level of contributions to the plans and other factors.  The funded status is the difference between the fair value of plan assets and the benefit obligation.  We recognize changes in the funded status of defined benefit plan in the Statement of Assets and Liabilities in the year in which the changes occur and measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end.  We presently use March 31 as the measurement date for our defined benefit plan.

Concentration of Risk  We place our idle cash in financial institutions, and at times, such balances may be in excess of the federally insured limits. On November 19, 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012.  As of March 31, 2011 and 2010, the Company’s money market account balances exceeded the Federal Deposit Insurance Corporation limits by $45.3 million and $3.1 million, respectively

Recent Accounting Pronouncements

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

3.           INVESTMENTS

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC.  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

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

•
Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data.  We did not value any of our investments using Level 2 inputs as of March 31, 2011 and 2010.

•
Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment.  We use Level 3 inputs for measuring the fair value of substantially all of our investments.  See “Notes to Consolidated Schedule of Investments” (c) on page 46 for the investment policy used to determine the fair value of these investments.

As required by ASC 820, when the inputs used to measure a fair value fall within different levels of the hierarchy, the level within the fair value measurement is categorized based on the lowest level input that is significant to the fair value measurement which may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3).  Therefore, gains and losses for such investments categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable (Level 3).  We conduct reviews of fair value hierarchy classifications on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification of certain investments.

As of March 31, 2011 and 2010, 94.5% and 95.6%, respectively, of our portfolio investments were categorized as Level 3.  Fair value determination of each portfolio investment required one or more of the following unobservable inputs:

•	Financial information obtained from each portfolio company, included unaudited statements of operations and balance sheets for the most recent period available as compared to budget numbers;
•	Audited financial information is obtained from each portfolio company, annually;
•	Current and projected financial condition of the portfolio company;
•	Current and projected ability of each portfolio company to service its debt obligations;
•	Current liquidity of the investment;
•	Projected operating results of the portfolio company;
•	Current information regarding any offers to purchase the investment;
•	Current ability of the portfolio company to raise any additional financing, as needed;
•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;
•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
•	Qualitative assessment of key management; and
•	Other factors deemed relevant.

The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2011 and March 31, 2010 (in millions):

		Fair Value Measurements at 3/31/11 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt	$ 12.7	$ −	$ −	$ 12.7
Partnership Interests	9.5	−	−	9.5
Preferred Equity	45.8	−	−	45.8
Common Equity	421.3	26.8	−	394.5
Total Investments	$489.3	$26.8	$ −	$462.5

		Fair Value Measurements at 3/31/10 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt	$ 14.6	$ −	$ −	$ 14.6
Partnership Interests	8.6	−	−	8.6
Preferred Equity	35.3	−	−	35.3
Common Equity	419.4	21.0	−	398.4
Total Investments	$477.9	$21.0	$ −	$456.9

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the years ended March 31, 2011 and 2010 (in millions):

	Fair Value 3/31/10	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized	New Invest- ments	Divesti- tures	Conversion of Security from Debt to Equity	Fair Value 3/31/11
Debt	$ 14.6	$ 0.1	$ 0.9	$ 4.2	$ (4.2)	$(2.9)	$ 12.7
Partnership Interest	8.6	−	−	0.9	−	−	9.5
Preferred Equity	35.3	2.9	6.9	4.7	(6.9)	2.9	45.8
Common Equity	398.4	63.4	(66.5)	3.7	(4.5)	−	394.5
Total Investments	$456.9	$66.4	$(58.7)	$13.5	$(15.6)	$ −	$462.5

	Fair Value 3/31/09	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized	New Invest- ments	Divesti- tures	Conversion of Security from Debt to Equity	Fair Value 3/31/10
Debt	$ 8.3	$ 4.9	$ −	$ 2.7	$ −	$(1.3)	$ 14.6
Partnership Interest	6.8	(0.2)	−	2.1	−	−	8.6
Preferred Equity	16.4	9.4	−	8.2	−	1.3	35.3
Common Equity	351.4	49.3	−	(2.3)	−	−	398.4
Total Investments	$382.9	$63.4	$ −	$10.7	$ −	$ −	$456.9

The total unrealized gains included in earnings that related to assets still held at report date for the years ended March 31, 2011 and 2010 were $76,132,546 and $63,933,254, respectively.

4.             INCOME TAXES

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

For the years ended March 31, 2011 and 2010, CSC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate.  The Company sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its wholly owned portfolio companies.  Deferred taxes related to the qualified defined pension plan are recorded as incurred.

5.             UNDISTRIBUTED NET REALIZED GAINS (LOSSES) ON INVESTMENTS

Distributions made by RICs often differ from aggregate GAAP-basis undistributed net investment income and accumulated net realized gains (total GAAP-basis net realized gains).  The principal cause is that required minimum fund distributions are based on income and gain amounts determined in accordance with federal income tax regulations, rather than GAAP.  The differences created can be temporary, meaning that they will reverse in the future, or they can be permanent.  In subsequent periods, when all or a portion of a temporary difference becomes a permanent difference, the amount of the permanent difference will be reclassified to “additional capital.”

The following table sets forth a summary of our net realized gains on transactions by category:

	For the Tax Year Ended December 31
Net Realized Gains on Transactions In Investment Securities of	2010	2009
Control Investments	$70,294,097	$ −
Affiliated Investments	−	206,522
Non-Control/Non-Affiliated Investments	31,833	1,433,472
Net realized gain on investments before taxes	$70,325,930	$1,639,994
Income tax expense	24,577,557	814,503
Net realized gains on investments	$45,748,373	$ 825,491
Net realized gains on investment (for tax purposes)	$45,873,477	$2,327,150

As a result of our election to retain long-term capital gains, we incurred federal taxes on behalf of our shareholders in the amounts listed in the table above.  As of March 31, 2011 we had undistributed long-term capital losses of $6,863,347; however, as of March 31, 2010 we did not have undistributed long-term capital gains (losses).

6.             EMPLOYEE STOCK OPTION PLANS

On July 20, 2009, shareholders approved the Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers of the Company and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares.  All options are granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 38,750 shares at a price of $76.74 (market price at the time of the grant) were granted on October 19, 2009 and remain outstanding, thus leaving a total of 101,250 options available for future grant.  Additionally, options to purchase 20,000 shares at a price of $95.79 (market price at time of the grant) were granted on March 22, 2010, and options to purchase 15,000 shares at a price of $88.20 were granted on July 19, 2010. All 73,750 options remain outstanding, thus leaving 66,250 options available for grant under the plan.

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

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.  Accordingly, for the years ended March 31, 2011, 2010 and 2009, we recognized compensation expense of $957,168, $675,210 and $503,645 respectively.

As of March 31, 2011, the total remaining unrecognized compensation cost related to non-vested stock options was $2,803,904, which will be amortized over the weighted-average service period of approximately 3.3 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 19, 2010	$28.59	0.91%	1.73%	37.5%	5
March 22, 2010	$32.56	0.84%	2.43%	37.8%	5
October 19, 2009	$25.36	1.04%	2.36%	37.6%	5

1999 Plan
July 30, 2008	$29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$31.28	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of March 31, 2011:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31,2009	–	$ –
Granted	58,750	83.23
Exercised	–	–
Canceled	–	–
Balance at March 31, 2010	58,750	$83.23
Granted	15,000	88.20
Exercised	(11,400)	65.37
Canceled	–	–
Balance at March 31, 2011	62,350	$ 84.24

1999 Plan
Balance at March 31,2008	70,400	$110.00
Granted	37,500	123.72
Exercised	–	–
Canceled	–	–
Balance at March 31, 2009	107,900	$114.78
Granted	–	–
Exercised	–	–
Canceled	–	–
Balance at March 31, 2010	107,900	$114.78
Granted	–	–
Exercised	–	–
Canceled	–	–
Balance at March 31, 2011	107,900	$114.78
Combined Balance at March 31, 2010	170,250	$104.85

March 31, 2011	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value
Outstanding	3.4 years	$5,082,464
Exercisable	3.0 years	$1,830,781

   At March 31, 2011, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.70 to $152.98 and 3.35 years, respectively.  The number of options exercisable under the 2009 Plan and the 1999 Plan, at March 31, 2011, was 58,325 with a weighted-average exercise price of $115.57.  During the year ended March 31, 2011, there were 11,400 options exercised with exercise prices ranging from $65.00 to $65.70 per share.  New shares were issued for $745,200 cash received from options exercised during the year ended March 31, 2011. There were no options exercised during the years ended March 31, 2010 and 2009.

  At March 31, 2011, 2010 and 2009, the number of options exercisable was 54,325, 38,960 and 21,445, respectively, and the weighted average price of those options was $115.57, $107.94, $97.00, respectively.

7.             EMPLOYEE STOCK OWNERSHIP PLAN

CSC and one of its controlled affiliates sponsor a qualified employee stock ownership plan (“ESOP”) in which certain employees participate.  Contributions to the plan, which are invested in CSC stock, are made at the discretion of our Board of Directors.  A participant’s interest in contributions to the ESOP fully vests after three years of active service.

During the 3 years ended March 31, 2011, the Company made contributions to the ESOP, which were charged against net investment income, of $147,212 in 2011, $144,436 in 2010, and $0 in 2009.

8.             RETIREMENT PLANS

CSC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  The following information about the plan represents amounts and information related to CSC’s participation in the plan and is presented as though CSC sponsored a single-employer plan.  Benefits are based on years of service and an average of the highest five consecutive years of compensation during the last 10 years of employment.  The funding policy of the plan is to contribute annual amounts that are currently deductible for tax reporting purposes.  No contribution was made to the plan during the three years ended March 31, 2011.

Additionally, CSC sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan that provides for the payment, upon retirement, of the difference between the maximum annual payment permissible under the qualified retirement plan pursuant to Federal limitations and the amount which would otherwise have been payable under the qualified plan.

The following tables set forth the qualified plan’s net pension benefit, benefit obligation, fair value of plan assets, and amounts recognized in CSC’s consolidated statements of operations at March 31, 2011, 2010 and 2009; as well as amounts recognized in CSC’s consolidated statements of assets and liabilities at March 31, 2011 and 2010:

	Years Ended March 31
	2011	2010	2009
Net pension benefit
Service cost-benefits earned during the year	$ 161,047	$ 116,746	$ 67,340
Interest cost on projected benefit obligation	231,332	191,936	290,310
Expected return on assets	(771,025)	(735,366)	(732,837)
Net amortization	9,377	9,006	3,725
Net pension benefit from qualified plan	$ (369,269)	$ (417,678)	$ (371,462)

	Years Ended March 31
	2011	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$ 3,450,443	$ 2,914,813	$ 3,699,285
Service cost	161,047	116,746	67,340
Interest cost	231,332	191,936	290,310
Actuarial gain (loss)	437,959	295,379	(916,874)
Benefits paid	(67,432)	(68,131)	(259,810)
Plan change	–	–	34,262
Benefit obligation at end of year	$ 4,213,349	$ 3,450,743	$ 2,914,513

	Years Ended March 31
	2011	2010	2009
Change in plan assets
Fair value of plan assets at beginning of year	$10,519,400	$ 8,383,373	$11,120,337
Actual return on plan assets	1,159,026	2,204,158	(2,477,154)
Benefits paid	(67,432)	(68,131)	(259,810)
Fair value of plan assets at end of year	$11,610,994	$10,519,400	$ 8,383,373

	Years Ended March 31
	2011	2010
Funded status and amounts recognized in our consolidated statements of assets and liabilities
Actuarial present value of benefit obligations: Accumulated benefit obligation	$ (3,859,769)	$(3,076,629)
Projected benefit obligation for service rendered to date	$ (4,213,349)	$(3,450,443)
Plan assets at fair value*	11,610,994	10,519,400
Funded status	7,397,645	7,068,957
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	1,378,706	1,328,748
Unrecognized prior service costs	141,333	150,710
ASC 715 adjustment	(1,520,039)	(1,479,458)
Prepaid pension cost included in pension assets	$ 7,397,645	$ 7,068,957

*Primarily equities and bonds including approximately 25,000 shares of CSC Common Stock.

The following tables set forth the retirement restoration plan’s net pension benefit and benefit obligation amounts at March 31, 2011, 2010 and 2009; as well as amounts recognized in CSC’s consolidated statements of assets and liabilities at March 31, 2011, 2010:

	Years Ended March 31
	2011	2010	2009
Net pension benefit
Service cost-benefits earned during the year	$33,216	$26,847	$ 10,986
Interest cost on projected benefit obligation	69,248	60,334	104,777
Net amortization	(24,507)	(38,605)	2,470
Net pension benefit from qualified plan	$77,957	$48,576	$118,233

	Years Ended March 31
	2011	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$1,082,941	$ 934,428	$942,122
Service cost	33,216	26,847	10,986
Interest cost	69,248	60,334	104,777
Actuarial gain (loss)	132,940	61,332	(74,613)
Other adjustments	(61,450)	–	–
Benefits paid	–	–	(68,934)
Plan change	–	–	20,089
Benefit obligation at end of year	$1,256,895	$1,082,941	$934,427

	Years Ended March 31
	2011	2010
Amounts recognized in our consolidated statements of assets and liabilities
Projected benefit obligation	$(1,256,895)	$(1,082,941)
Unrecognized net (gain) loss from past experience different from that assumed and effects of changes in assumptions	(205,722)	(347,741)
Unrecognized prior service costs	(146,226)	(171,034)
ASC 715 adjustment	351,948	518,775
Accrued pension cost included in pension liabilities	$(1,256,895)	$(1,082,941)

The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years Ended March 31
	2011	2010	2009

Discount rate	6.00%	6.00%	6.50%
Rate of compensation increases	5.00%	5.00%	5.00%

The following assumptions were used in estimating the net periodic (income)/expense:

	Years Ended March 31
	2011	2010	2009

Discount rate	6.00%	6.50%	6.25%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increases	5.00%	5.00%	5.00%

Following are the expected benefit payments for the next five years and in the aggregate for the years 2017-2021:

(In thousands)	2012	2013	2014	2015	2016	2017-2021
Qualified Plan	$212	$204	$272	$263	$260	$1,536
Restoration Plan	$98	$97	$96	$94	$92	$477

We use the “Citigroup Pension Liability Index” to determine the discount rate.  The expected rate of return on assets assumption was determined based on the anticipated performance of the various asset classes in the plan’s portfolio and the allocation of assets to each class.  The anticipated asset class return is developed using historical and predicted asset return performance, considering the investments underlying each asset class and expected investment performance based on forecasts of inflation, interest rates and market indices for fixed income and equity securities.

Plan Assets

CSC’s pension plan is administered by a board-appointed committee that has fiduciary responsibility for the plan’s management.  The trustee of the plan is JPMorgan Asset Management.  Currently, approximately 18% of the assets are selected and managed by the trustee and the remainder of the assets is managed by the committee, invested mostly in equity securities, including CSC stock.  The plan assets are invested using a total return approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and achieve our targeted investment return benchmark.  Investment performance and asset allocation are measured and monitored on an ongoing basis.

Plan assets are managed in a balanced portfolio comprised of two major components: an equity portion and a fixed income portion.  The expected role of Plan equity investments is to maximize the long-term real growth of Fund assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns and provide some protection against prolonged decline in the market value of Fund equity investments.

The current target allocations for plan assets are 60-80% equity, 15-40% for fixed income, and 0-15% for cash and cash equivalents.  Equity investments include U.S. and foreign equities, as well as publicly traded and non-publicly traded mutual funds.  Fixed income securities include long-duration government obligations, government agency obligations and corporate obligations.

CSC’s pension plan asset allocations are as follows:

	Percentage of Plan Assets at March 31
Asset Category	2011	2010
Equity securities	77.2%	74.2%
Fixed income securities	16.8%	16.5%
Cash and cash equivalents	6.0%	9.3%
	100.0%	100.0%

The following fair value hierarchy table sets forth our pension plan investment portfolio by level as of March 31, 2011 (in millions):

		Fair Value Measurements at Reporting Date Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level I	Significant Other Observable Inputs Level 2	Significant Observable Inputs Level 3
Equity securities (a)	$30.8	$25.0	$ 5.8	$–
Fixed income securities (b)	6.7	–	6.7	–
Cash and cash equivalents	2.4	2.4	–	–
Total	$39.9	$27.4	$12.5	$–

The following fair value hierarchy table sets forth our pension plan investment portfolio by level as of March 31, 2010 (in millions):

		Fair Value Measurements at Reporting Date Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level I	Significant Other Observable Inputs Level 2	Significant Observable Inputs Level 3
Equity securities (a)	$27.2	$22.2	$ 5.0	$–
Fixed income securities (b)	6.0	–	6.0	–
Cash and cash equivalents	3.4	3.4	–	–
Total	$36.6	$25.6	$11.0	$–

There were no plan assets valued using significant unobservable inputs (level 3) as of March 31, 2011 or 2010.

(a)
This category includes investment in equity securities of large, medium and small companies and equity investments in foreign companies.  Mutual funds included in this category are valued using the net asset value per unit as of the valuation date.  These investments include shares of our common stock.  At March 31, 2011 and 2010, Capital Southwest Corporation common stock represented 20.2% and 21.9%, respectively, of the plan assets.

(b)	This category includes investments in investment grade fixed income instruments, primarily U.S. government obligations.

9.           COMMITMENTS

CSC has agreed, subject to certain conditions, to invest up to $18,589,869 in nine portfolio companies.

The Company leases office space under an operating lease which requires base annual rentals of approximately $101,000 through April 2013. For the three years ended March 31, 2011, total rental expense charged to investment income was $103,703 in 2011, $92,075 in 2010, and $84,117 in 2009.

10.           SOURCES OF INCOME

	Investment Income			Realized Gain (Loss) on Investments
Year Ended March 31, 2011	Interest	Dividends	Other Income	Before Income Taxes
Companies more than 25% owned	$ −	$5,024,061	$671,867	$70,294,097
Companies 5% to 25% owned	−	326,940	13,000	(6,863,347)
Companies less than 25% owned	1,304,496	81,270	−	31,833
Other sources, including temporary investments	59,642	−	86,871	−
	$1,364,138	$5,432,271	$771,738	$63,462,583

	Investment Income			Realized Gain (Loss) on Investments
Year Ended March 31, 2010	Interest	Dividends	Other Income	Before Income Taxes
Companies more than 25% owned	$14,473	$3,359,942	$1,055,900	$1,433,472
Companies 5% to 25% owned	1,500	326,940	13,000	−
Companies less than 25% owned	1,009,276	101,798	206,522	206,522
Other sources, including temporary investments	19,618	−	337	−
	$1,044,867	$3,788,680	$1,275,759	$1,639,994

	Investment Income			Realized Gain (Loss) on Investments
Year Ended March 31, 2009	Interest	Dividends	Other Income	Before Income Taxes
Companies more than 25% owned	$−	$10,946,581	$1,055,000	$ −
Companies 5% to 25% owned	249,417	326,940	20,750	−
Companies less than 25% owned	743,937	260,357	9	15,979,266
Other sources, including temporary investments	381,861	−	280	−
	$1,375,215	$11,533,878	$1,076,039	$15,979,266

11.           SELECTED QUARTERLY FINANCIAL DATA

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2011 and 2010 (in thousands except per share amounts):

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net investment income	$ 1,962	$ 81	$ 1,227	$(1,466)	$ 1,804
Net realized gain (loss) on investments	74,015	530	(28,797)	(6,863)	38,885
Net increase in unrealized appreciation of investments	(65,742)	23,360	21,837	33,544	12,999
Net increase in net assets from operations	10,235	23,971	(5,732)	25,214	53,688
Net increase in net operations per share	2.73	6.41	(1.53)	6.72	14.33

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net investment income	$ 444	$ 362	$ 1,915	$ (630)	$ 2,091
Net realized gain (loss) on investments	−	1,846	(1,021)	−	826
Net increase in unrealized appreciation of investments	10,249	27,013	3,158	30,204	70,624
Net increase in net assets from operations	10,694	29,221	4,051	29,575	73,541
Net increase in net operations per share	2.86	7.81	1.08	7.90	19.65

12.           SELECTED PER SHARE DATA AND RATIOS

The following presents a summary of the selected per share data for the years ended March 31, 2007 through 2011 (in thousands except per share amounts):

	Years Ended March 31
Per Share Data	2011	2010	2009	2008	2007
Investment income	$ 2.01	$ 1.63	$ 3.74	$ 1.75	$ 1.79
Operating expenses	(1.50)	(1.04)	(.98)	(.76)	(.57)
Interest expense	–	–	–	–	(.12)
Income taxes	(.03)	(.03)	(.04)	(.03)	(.01)
Net investment income	.48	.56	2.72	.96	1.09
Distributions from undistributed net investment income	(.80)	(.80)	(3.28)	(.60)	(.60)

Net realized gain net of tax	10.36	.22	2.87	.06	3.85
Net increase (decrease) in unrealized appreciation of investments	3.46	18.88	(42.56)	(36.76)	38.00
Exercise of employee stock options**	(.20)	–	–	(.09)	(.49)
Stock option expense	.26	.18	.13	.07	.04
Net change in pension plan funded status	(.02)	.12	(.39)	(.30)	–
Treasury stock*	–	–	1.40	–	–
Adjustment to initially apply ASC 715, net of tax	–	–	–	–	.30

Increase (decrease) in net asset value	13.54	19.16	(39.11)	(36.66)	42.19
Net asset value
Beginning of year	130.14	110.98	150.09	186.75	144.56
End of year	$143.68	$130.14	$110.98	$150.09	$186.75

Ratios and Supplemental Data
Ratio of operating expenses to average net assets	1.10%	.87%	.71%	.46%	.36%
Ratio of net investment income to average net assets	.35%	.47%	1.96%	.58%	.68%
Portfolio turnover rate	2.78%	1.16%	2.51%	.22%	.13%
Net asset total return	18.40%	18.50%	(22.56)%	(19.27)%	29.85%

Shares outstanding at end of period (000s) omitted	3,753	3,741	3,741	3,889	3,886

*Net increase is due to purchases of common stock at prices less than beginning period net asset value.
**Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

SCHEDULE 12-14

Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company / Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at March 31, 2010	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2011
Control Investments
The RectorSeal Corporation 27,907 shares common stock	$2,382	$120,200	$24,500	−	$144,700
Lifemark Group 1,449,026 shares of common stock	125	71,000	−	71,000	−
The Whitmore Manufacturing Company 80 shares common stock	625	47,500	8,100	−	55,600
Alamo Group, Inc. 2,830,300 shares common stock	727	42,454	19,813	−	62,267
Heelys, Inc. 9,317,310 shares common stock	−	19,846	−	652	19,194
Media Recovery, Inc. 800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock 4,000,002 shares common stock	− −	2,200 11,200	800 3,900	− −	3,000 15,100
Palm Harbor Homes, Inc. 7,855,121 shares of common stock	14	6,834	−	6,834	−
Balco, Inc. 445,000 shares common stock; 60,920 shares Class B non-voting common	1,818	8,000	−	2,800	5,200
CapStar Holdings Corporation 500 shares common stock	−	−	4,380	−	4,380
Discovery Alliance, LLC 90.0% limited liability company	−	750	150	326	574
Humac Company 1,041,000 shares of common stock	5	163	3	−	166
Total Control Investments	$5,696	$330,147	$61,646	$81,612	$310,181

Portfolio Company / Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at March 31, 2010	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2011
Affiliated Investments
Encore Wire Corporation 4,086,750 shares of common stock	$340	$67,431	$14,304	−	$81,735
CMI Holding Company, Inc. 10% Convertible Promissory Note, due 2009	−	−	−	−	−
10% Convertible Promissory Note, due 2013	−	1,300	2,263	3,563	−
1,631,516 shares Series C-1 Convertible Preferred Stock, convertible into1,631,516 shares of common stock at $2.15 per share	−	2,858	−	2,858	−
2,327,658 shares Series C-1 Convertible Preferred Stock, convertible into 2,327,658 shares of common stock at $1.72 per share	−	−	−	−	−
Warrants to purchase 109,012 shares of common stock at $1,72 per share, expiring 2012	−	−	−	−	−
Warrants to purchase 636,151 shares of Series A-1 Convertible Preferred Stock at $1,72 per share, expiring 2017 and 2019	−	−	−	−	−
Warrants to purchase 90,698 shares of Series D or D-1 Convertible Preferred Stock at $1.72 per share, expiring 2017	−	−	−	−	−
PalletOne, Inc.
12.3% Senior Subordinated Notes, $2,000,000 due 2012	−	2,000	−	400	1,600
150,000 shares of common stock	−	−	−	−	−
Warrant to purchase 15,294 shares of common stock at $1,00 per share, expiring 2011	−	−	−	−	−

Portfolio Company / Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at March 31, 2010	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2011
Boxx Technologies, Inc. 3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share	−	−	−	−	−
Wellogix, Inc. 4,788,371 shares Series A-1 Convertible Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share	−	−	−	−	−
Total Affiliated Investments	$340	$73,589	$16,567	6,821	$83,335
Total Control & Affiliated Investments	$6,036	$403,736	$78,213	$88,433	$393,517

This schedule should be read in conjunction with the Company’s Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to Consolidated Financial Statements.

(1) The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.

(2) Represents the total amount of interest, fees and dividends, credited to income for the portion of the year an investment was included in the Control or Non-Control/Non-Affiliate categories, respectively.

(3) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities.  Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as movement of an existing portfolio company into this category and out of a different category.

(4) Gross reductions included in decreases in the cost basis of investment resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities.  Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, our Chairman of the Board and President and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon this evaluation, our Chairman of the Board and President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)           Management’s report on internal control over financial reporting

The Company's management report on internal control over financial reporting is set forth in our 2011 Annual Report and is incorporated herein by reference.

(c)           Attestation report of the registered public accounting firm

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2011, which is set forth above under the heading “Report of Independent Registered Public Accounting Firm” in Item 8.

(d)           Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                 Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2011 annual meeting of shareholders under the headings of "Election of Directors," “Corporate Governance,” “Executive Officers” and "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Securities and Exchange Commission on or before June 17, 2011, and is incorporated herein by reference.

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that applies to all our directors, officers and employees.  We have made the Code of Conduct and of Ethics available on our website at www.capitalsouthwest.com/investors/governance.    Shareholders may request a free copy of the Code of Conduct and Code of Ethics from: Tracy L. Morris, Corporate Secretary and Chief Compliance Officer, at our principal executive office.

Item 11.                 Executive Compensation

The information required by this Item 11 will be contained in the definitive proxy statement relating to our 2011 annual meeting of shareholders under the headings of "Compensation of Executive Officers," “Compensation of Directors,” “Compensation Discussion and Analysis” and "Compensation Committee Report" to be filed with the Securities and Exchange Commission on or before June 17, 2011, and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the sections of our 2011 Proxy Statement captioned "Stock Ownership of Certain Beneficial Owners" is incorporated in this Item 12 by reference.

The table below sets forth certain information as of March 31, 2011 regarding the shares of our common stock available for grant or granted under stock option plans that (1) were approved by our shareholders, and (2) were not approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	170,250	$104.85	66,250

Equity compensation plans not approved by security holders (2)	−	−	−
Total	170,250	$104.85	66,250

1)	Includes the 1999 Stock Option Plan and the 2009 Stock Incentive Plan. For a description of both plans, please refer to Footnote 5 contained in our consolidated financial statements.

2)	We have no equity compensation plans that were not approved by security holders.

Other information required by this Item 12 will be contained in the definitive proxy statement relating to our 2011 annual meeting of shareholders under the heading of "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission on or before June 17, 2011, and is incorporated herein by reference.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the definitive proxy statement relating to our 2011 annual meeting of shareholders under the headings of "Certain Relationships and Related Transactions” and "Corporate Governance" to be filed with the Securities and Exchange Commission on or before June 17, 2011, and is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the definitive proxy statement relating to our 2011 annual meeting of shareholders under the heading of "Ratification and Appointment of Independent Registered Public Accounting Firm for the Year ended March 31, 2012" to be filed with the Securities and Exchange Commission on or before June 17, 2011, and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	Consolidated Financial Statements
		Page
	Reports of Independent Registered Public Accounting Firm	29
	Consolidated Statements of Assets and Liabilities as of March 31, 2011 and 2010	31
	Consolidated Statements of Operations for Years Ended March 31, 2011, 2010 and 2009	32
	Consolidated Statements of Changes in Net Assets for Years Ended March 31, 2011, 2010 and 2009	33
	Consolidated Statements of Cash Flows for Years Ended March 31, 2011, 2010 and 2009	34
	Consolidated Schedules of Investments as of March 31, 2011 and 2010	35
	Notes to Consolidated Financial Statements	36

2.	Schedule of Investments In and Advances To Affiliates Reports of Independent Registered Public Accounting Firm

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC.  Asterisk denotes exhibits filed with this report.  Double asterisk denotes exhibits furnished with this report.

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

Exhibit No.	Description

10.6	Form of Indemnification Agreement which has been established with all directors and executive officers of the Company (filed as Exhibit 10.9 to Form 8-K dated February 10, 1994).
10.7	Capital Southwest Corporation 1999 Stock Option Plan (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 2000).
10.8	Severance Pay Agreement with William M. Ashbaugh (filed as Exhibit 10.1 to Form 8-K dated July 18, 2005).
10.10	Severance Pay Agreement with Jeffrey G. Peterson (filed as Exhibit 10.4 to Form 8-K dated July 18, 2005).
10.11
Amendment One to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2006 (filed as Exhibit 10.11 to form 10-K for the fiscal year ended March 31, 2008).

10.12 *	Amendment Two to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2006.
10.13 *	Amendment Three to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2006.
10.14 *	Amendment Four to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2006.
13.1 *	Selected Consolidated Financial Data.
21.1 *	List of subsidiaries of the Company.
23.1 *	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.
31.1 *	Certification of Chairman of the Board and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.
31.2 *	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.
32.1 **
Certification of Chairman of the Board and President required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

32.2 **	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION
By:	/s/ Gary L. Martin
Gary L. Martin Chairman of the Board and President

Date:  June 10, 2011

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of Capital Southwest Corporation and its Subsidiaries undersigned directors hereby constitutes and appoints Gary L. Martin, it’s or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary L. Martin	Chairman of the Board and President	June 10, 2011
Gary L. Martin	(chief executive officer)
/s/ Donald W. Burton	Director	June 10, 2011
Donald W. Burton
/s/ Graeme W. Henderson	Director	June 10, 2011
Graeme W. Henderson
/s/ Samuel B. Ligon	Director	June 10, 2011
Samuel B. Ligon
/s/ Gary L. Martin	Director	June 10, 2011
Gary L. Martin
/s/ John H. Wilson	Director	June 10, 2011
John H. Wilson
/s/ Tracy L. Morris	Chief Financial Officer	June 10, 2011
Tracy L. Morris	(chief financial/accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Rule 13a-15(e) and 15d-15(e) an 13a-15(f) and 15d-15(f) Certification of Chief Executive Officer
31.2	Rule 13a-15(e) and 15d-15(e) an 13a-15(f) and 15d-15(f) Certification of Chief Financial Officer
32.1	Section 13(a) or 15(d) Certification of Chief Executive Officer
32.2	Section 13(a) or 15(d) Certification of Chief Financial Officer