Form 10-Q
period 2011-06-30
CAPITAL SOUTHWEST CORP
filed 2011-08-05
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ………………………..  to  ………………………………………..

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,753,038 shares of Common Stock, $1 par value, as of July 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except per share data)

	June 30 2011	March 31 2011
Assets	(Unaudited)
Investments at market or fair value
Companies more than 25% owned (Cost: June 30, 2011 - $25,702 , March 31, 2011 - $25,521)	$300,891	$310,181
Companies 5% to 25% owned (Cost: June 30, 2011 - $14,049, March 31, 2011 - $14,049)	90,899	83,335
Companies less than 5% owned (Cost: June 30, 2011 - $62,364, March 31, 2011 - $58,784)	96,685	95,757
Total investments (Cost: June 30, 2011 - $102,115, March 31, 2011 - $98,354)	488,475	489,273
Cash and cash equivalents	34,675	45,498
Receivables
Dividends and interest	752	523
Affiliates	–	340
Pension assets	7,490	7,398
Other assets	177	182
Total assets	$531,569	$543,214
Liabilities
Other liabilities	$597	$574
Pension liability	1,276	1,257
Deferred income taxes	2,175	2,150
Total liabilities	4,048	3,981
Net Assets
Common stock, $1 par value: authorized, 5,000,000 shares; issued, 4,337,916 shares at June 30, 2011 and March 31, 2011	4,338	4,338
Additional capital	174,150	173,905
Accumulated net investment income	(616)	872
Accumulated net realized loss	(12,774)	(6,863)
Unrealized appreciation of investments	386,360	390,918
Treasury stock - at cost on 584,878 shares	(23,937)	(23,937)
Total net assets	527,521	539,233
Total liabilities and net assets	$531,569	$543,214
Net asset value per share(on the 3,753,038 shares outstanding at June 30, 2011 and March 31, 2011)	$140.56	$143.68

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended June 30
	2011	2010
Investment income:
Interest	$453	$301
Dividends	572	2,389
Management and directors’ fees	171	277
	1,196	2,967
Operating expenses:
Salaries	472	398
Stock option expense	245	223
Net pension benefit	(73)	(92)
Professional fees	305	237
Other operating expenses	216	208
	1,165	974
Income before income taxes	31	1,992
Income tax expense	17	30

Net investment income	$14	$1,962

Proceeds from disposition of investments	39	78,525
Cost of investments sold	5,950	4,510
Net realized gain (loss) on investments	(5,911)	74,015

Net decrease in unrealized appreciation of investments	(4,558)	(65,742)

Net realized and unrealized gain (loss) on investments	$(10,469)	$8,273

Increase (decrease) in net assets from operations	$(10,455)	$10,235

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Three Months Ended June 30
	2011	2010
Operations:
Net investment income	$14	$1,962
Net realized gain (loss) on investments	(5,911)	74,015
Net decrease in unrealized appreciation of investments	(4,558)	(65,742)
Increase (Decrease) in net assets from operations	(10,455)	10,235
Distributions from:
Undistributed net investment income	(1,501)	(1,497)
Capital share transactions:
Stock option expense	245	223
Increase (decrease) in net assets	(11,711)	8,961
Net assets, beginning of period	539,233	486,926
Net assets, end of period	$527,522	$495,887

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30
	2011	2010
Cash flows from operating activities
Increase (decrease) in net assets from operations	$(10,455)	$10,235
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds from disposition of investments	39	74,821
Proceeds from repayment of loans	111	–
Purchases of securities	(9,822)	(2,395)
Depreciation and amortization	5	6
Net pension benefit	(73)	(92)
Realized (gain) loss on investments before income tax	5,911	(74,015)
Net decrease in unrealized appreciation of investments	4,558	65,742
Stock option expense	245	223
Decrease (increase) in dividend and interest receivable	(229)	675
Decrease in receivables from affiliates	340	217
Increase in other assets	1	–
Decrease in other liabilities	22	(50)
Increase in deferred income taxes	25	32
Net cash provided by (used in) operating activities	(9,322)	75,399
Cash flows from financing activities
Distributions from undistributed net investment income	(1,501)	(1,497)
Proceeds from exercise of employee stock options	–	–
Purchase of treasury stock	–	–
Net cash used in financing activities	(1,501)	(1,497)
Net increase (decrease) in cash and cash equivalents	(10,823)	73,902
Cash and cash equivalents at beginning of period	45,498	4,094
Cash and cash equivalents at end of period	$34,675	$77,996
Supplemental disclosure of cash flow information:
Income taxes	$–	$–

Non-cash transaction:
a.	In June 2010, the Company transferred $3,703,619 in certain tracts of Real Estate from Lifemark Group to their newly formed CapStar Holdings Corporation, wholly-owned by the Company.

This transaction had the following non-cash effect on the Company’s Consolidated Statements of Assets and Liabilities:

Total Investments	$–	$3,704

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	2,832,300 shares common stock (acquired 4-1-73 thru 5-09-11)	$2,190,937	$53,813,700
ALL COMPONENTS, INC. Pflugerville, Texas Electronics contract manufacturing; distribution and	80.4%	8.25% subordinate note, $2,000,000 principal due 2012 (acquired 6-27-07)	2,000,000	2,000,000
production of memory and other components for computer manufacturers, retailers and value-added resellers.		150,000 shares Series A Convertible Preferred Stock; convertible into 600,000 shares of common stock at $0.25 per share (acquired 9-16-94)	150,000	9,372,637
		Warrant to purchase 350,000 shares of common stock at $11.00 per share, expiring 2017 (acquired 6-27-07)	–	3,593,042
			2,150,000	14,965,679
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,043,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	90.9%	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,800,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	212,441
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	85.8%	12% subordinated secured promissory note, due 2015 (acquired 5-19-10 thru 10-20-10)	779,278	779,278
		12% subordinated secured promissory note, due 2016 (acquired 5-9-11 thru 6-28-11)	1,569,514	1,569,514
		10% subordinated secured promissory note, due 2016 (acquired 7-14-08 thru 4-28-10)	6,200,700	6,200,700
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	3,033,410

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)
		Warrant to purchase 761,900 shares of common stock at $1.00 per share, expiring 2021 (acquired 5-9-11)	–	–
			11,582,902	11,582,902
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	16.9%	4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	88,886,813
EXTREME INTERNATIONAL, INC. Sugar Land, Texas Owns Bill Young Productions, Texas Video and Post, and	53.6%	13,035 shares Series A Common Stock (acquired 9-26-08 and 12-18-08)	325,875	824,000
Extreme and television commercials and corporate communications videos.		39,359.18 shares Series C Convertible Preferred Stock, convertible into 157,437.72 shares of common stock at $25.00 per share (acquired 9-30-03)	2,625,000	9,952,000
		3,750 shares 8% Series A Convertible Preferred Stock, convertible into 15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	948,000
			3,325,875	11,724,000
¥†HEELYS, INC. Carrollton, Texas Heelys stealth skate shoes, equipment and apparel sold through sporting goods chains, department stores and footwear retailers.	31.1%	9,317,310 shares common stock (acquired 5-26-00)	102,490	18,867,553
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	12,763,979
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	27.4%	10% convertible promissory note, due 2012 (acquired 9-13-10)	1,000,000	1,000,000
		17,391,304 shares Series B Convertible Preferred Stock, convertible into 17,391,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		Warrant to purchase 968,750 shares of common stock at $0.12 per share, expiring 2020 (acquired 9-13-10)	–	–
			5,000,000	5,000,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.4%	3,846,154 Class D shares (acquired 5-20-11)	5,000,000	5,000,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio- manufacturing services.	17.1%	7,142,857 shares Series B-2 Convertible Preferred Stock, convertible into 10,204,082 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	1,600,000
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments;	97.5%	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	2,300,000
dunnage for protecting shipments.		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	11,600,000
			5,415,000	13,900,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	8.4%	12.3% senior subordinated notes, $2,000,000 principal due 2015 (acquired 9-25-06)	1,553,150	1,800,000
		150,000 shares common stock (acquired 10-18-01)	150,000	2
		Warrant to purchase 15,294 shares of common stock at $1.00 per share, expiring 2011 (acquired 2-17-06)	45,746	–
			1,748,896	1,800,002
¥†PALM HARBOR HOMES, INC. Dallas, Texas Integrated manufacturing, retailing, financing and	30.4%	7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95)	10,931,955	2
insuring of manufactured housing and modular homes.		Warrant to purchase 286,625 shares of common stock at $3.14 per share, expiring 2019 (acquired 4-24-09)	–	–
			10,931,955	2
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	144,900,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1- 30-90)	–	839,123
†TEXAS CAPITAL BANCSHARES, INC. Dallas, Texas Regional bank holding company with banking operations in six Texas cities.	1.6%	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	12,647,814
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation,	30.1%	18% convertible promissory note, $3,200,000 principal due 2012 (acquired 4-6-11 thru 5-6-11)	2,650,000	2,650,000
accounting, payment and information management process.		1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,077,203 common stock at $4.64 per share (acquired 12-8-08 and 2-17-09)	5,000,000	5,531,229
			7,650,000	8,181,229
VIA HOLDINGS, INC. Sparks, Nevada Designer, manufacturer and distributor of high-quality office seating.	3.2%	12,686 shares common stock (acquired 3-4-11 and 3-25-11)	4,926,290	2
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.2%	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	2
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	59,400,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 6-18-10)	1,425,000	1,425,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 5-2-11)	5,762,270	5,151,732
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 2-12-09)	831,256	834,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011
(Unaudited)

Company	Equity (a)	Investment (b)	Cost	Value (c)
	100.0%	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10)	3,703,619	4,326,232
	–	Diamond State Ventures, L.P. 1.4% limited partnership Interest (acquired 10-12-99 thru 8-26-05)	76,000	175,398
	–	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 6-20-11)	1,080,000	724,515
	–	Essex Capital Corporation 10% unsecured promissory note due 8-19-10 (acquired 8-16-09)	–	1,000,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	464,523
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	159,000
	–	STARTech Seed Fund I 12.1% limited partnership interest (acquired 4-17-98 thru 1-5-00)	178,066	40,763
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	843,891	327,399
	–	Sterling Group Partners I, L.P. 1.5% limited partnership interest (acquired 4-20-01 thru 1-24-05)	1,064,042	918,543
TOTAL INVESTMENTS			$102,114,910	$488,475,346

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	2,830,300 shares common stock (acquired 4-1-73 thru 5-25-07)	$2,190,937	$62,266,600
ALL COMPONENTS, INC. Pflugerville, Texas Electronics contract manufacturing; distribution and	80.4%	8.25% subordinate note, $2,000,000 principal due 2012 (acquired 6-27-07)	2,000,000	2,000,000
production of memory and other components for computer manufacturers, retailers and value-added resellers.		150,000 shares Series A Convertible Preferred Stock; convertible into 600,000 shares of common stock at $0.25 per share (acquired 9-16-94)	150,000	8,431,388
		Warrant to purchase 350,000 shares of common stock at $11.00 per share, expiring 2017 (acquired 6-27-07)	–	3,068,552
			2,150,000	13,499,940
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,257,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	90.9%	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	5,200,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a	68.8%	12% subordinated secured promissory note, due 2012 (acquired 5-19-10 thru 10-20-10)	890,604	890,604
patented, automated system.		10% subordinated secured promissory note, due 2013 (acquired 7-14-08 thru 4-28-10)	6,200,700	6,200,700
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	3,033,410
			10,124,714	10,124,714

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	16.9%	4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	81,735,000
EXTREME INTERNATIONAL, INC. Sugar Land, Texas Owns Bill Young Productions, Texas Video	53.6%	13,035 shares Series A Common Stock (acquired 9-26-08 and 12-18-08)	325,875	815,000
and Post, and Extreme and television commercials and corporate communications videos.		39,359.18 shares Series C Convertible Preferred Stock, convertible into 157,437.72 shares of common stock at $25.00 per share (acquired 9-30-03)	2,625,000	9,850,000
		3,750 shares 8% Series A Convertible Preferred Stock, convertible into 15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	938,000
			3,325,875	11,603,000
¥†HEELYS, INC. Carrollton, Texas Heelys stealth skate shoes, equipment and apparel sold through sporting goods chains, department stores and footwear retailers.	31.6%	9,317,310 shares common stock (acquired 5-26-00)	102,490	19,193,659
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	14,042,276
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD	27.2%	10% convertible promissory note, due 2012 (acquired 9-13-10)	1,000,000	1,000,000
creation for home movies recorded in analog and new digital format.		17,391,304 shares Series B Convertible Preferred Stock, convertible into 17,391,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		Warrant to purchase 968,750 shares of common stock at $0.12 per share, expiring 2020 (acquired 9-13-10)	–	–
			5,000,000	5,000,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio- manufacturing services.	17.1%	7,142,857 shares Series B-2 Convertible Preferred Stock, convertible into 10,204,082 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	4,200,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing	97.5%	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	3,000,000
devices to detect mishandling shipments; dunnage for protecting shipments.		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	15,100,000
			5,415,000	18,100,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure- treated lumber.	8.4%	12.3% senior subordinated notes, $2,000,000 principal due 2015 (acquired 9-25-06)	1,553,150	1,600,000
		150,000 shares common stock (acquired 10-18-01)	150,000	2
		Warrant to purchase 15,294 shares of common stock at $1.00 per share, expiring 2011 (acquired 2-17-06)	45,746	–
			1,748,896	1,600,002
¥†PALM HARBOR HOMES, INC. Dallas, Texas Integrated manufacturing, retailing, financing and	30.4%	7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95)	10,931,955	2
insuring of manufactured housing and modular homes.		Warrant to purchase 286,625 shares of common stock at $3.14 per share, expiring 2019 (acquired 4-24-09)	–	–
			10,931,955	2
PHI HEALTH, INC. Richardson, Texas Develops and sells cardiac MRI systems and software.	67.0%	1,559,111 shares Series A-1 Convertible Preferred Stock convertible into 1,559,111 shares of common stock at $0.0015 per share (acquired 1-27-11)	2,339	2,339
		555,556 shares Series B-1 Convertible Preferred Stock convertible into 555,556 shares common stock at $2.25 per share (acquired 1-27-11)	1,250,000	1,250,000
		4,500,000 Shares Series C-1 Convertible Preferred Stock convertible into 4,500,000 shares common stock at $0.20 per share (acquired 1-7-11 and 1-27-11)	4,500,000	4,500,000
			5,752,339	5,752,339

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

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
	-	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 12-13-10)	5,762,270	5,101,727
	-	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 2-12-09)	831,256	790,000
	100.0%	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10)	3,703,619	4,380,481
	-	Diamond State Ventures, L.P. 1.4% limited partnership Interest (acquired 10-12-99 thru 8-26-05)	76,000	177,996
	-	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 5-14-10)	900,000	574,488
	-	Essex Capital Corporation 10% unsecured promissory note due 8-19-10 (acquired 8-16-09)	–	1,000,000
	-	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,894	407,731
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	166,000
	-	STARTech Seed Fund I 12.1% limited partnership interest (acquired 4-17-98 thru 1-5-00)	178,066	52,606
	-	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	843,891	317,392
	-	Sterling Group Partners I, L.P. 1.6% limited partnership interest (acquired 4-20-01 thru 1-24-05)	1,064,042	919,417
TOTAL INVESTMENTS			$98,354,060	$489,272,655

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

(b)           Investments

Unrestricted securities (indicated by ±) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable.  At June 30, 2011, restricted securities represented approximately 94.8% of the value of the consolidated investment portfolio.

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

(d)           Agreements Between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the disposition of common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at June 30, 2011 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

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

The financial statements included herein have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 6 of Regulations S-X.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended March 31, 2011, as filed with the Securities and Exchange Commission (SEC).  Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures are adequate for a fair presentation.  The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.

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

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Pursuant to our internal valuation process, each portfolio company is valued once a quarter.  In addition to our internal valuation process, our Board of Directors retains a nationally recognized firm to provide limited scope third party valuation services on certain portfolio investments.  Our Board of Directors retained Duff & Phelps to provide limited scope third party valuation services on six investments comprising 78% of our net asset value at March 31, 2011.  For full disclosure of Duff & Phelps’ services, see page 4 of our Annual Report on Form 10-K under the heading “Determination of Net Asset Value and Portfolio Valuation Process.”

We believe our investments at June 30, 2011 and March 31, 2011 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

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

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the three months ended June 30, 2011 and 2010.

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

Concentration of Risk  We place our idle cash in financial institutions, and at times, such balances may be in excess of the federally insured limits.  On 11/19/2010, the FDIC issued a Final Rule implementing section 434 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest bearing transaction accounts beginning December 31, 2010 and continuing through December 31, 2012.

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

●
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

●
Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data.  We did not value any of our investments using Level 2 inputs as of June 30, 2011 and 2010.

●
Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment.  We use Level 3 inputs for measuring the fair value of substantially all of our investments.  See “Notes to Consolidated Schedule of Investments” (c) on page 18 for the investment policy used to determine the fair value of these investments.

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

As of June 30, 2011 and March 31, 2011, 94.8% and 94.5%, respectively, of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2011 and March 31, 2011 (in millions):

		Fair Value Measurements at 6/30/11 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$17.0	$	−	$	−	$17.0
Partnership Interests	10.1		−		−	10.1
Preferred Equity	42.8		−		−	42.8
Common Equity	418.6		25.4		−	393.2
Total Investments	$488.5		$25.4	$	−	$463.1

		Fair Value Measurements at 3/31/11 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$12.7	$	−	$	−	$12.7
Partnership Interests	9.5		−		−	9.5
Preferred Equity	45.8		−		−	45.8
Common Equity	421.3		26.8		−	394.5
Total Investments	$489.3		$26.8	$	−	$462.5

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the quarter ended June 30, 2011 (in millions):

	Fair Value 3/31/11	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized		New / Add-On Invest- ments	Divesti- tures		Fair Value 6/30/11
Debt	$12.7	$0.2	$	−	$4.1	$	−	$17.0
Partnership Interest	9.5	0.1		−	0.5		−	10.1
Preferred Equity	45.8	(2.3)		−	5.2		(5.9)	42.8
Common Equity	394.5	(1.3)		−	−		−	393.2
Total Investments	$462.5	$(3.3)	$	−	$9.8		$(5.9)	$463.1

The total unrealized gains included in earnings that related to assets still held at report date for the three months ended June 30, 2011 and 2010 were $4,558,159 and $746,986, respectively.

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

●
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

●
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

For the quarters ended June 30, 2011 and 2010, CSC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate.  The Company sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its wholly owned portfolio companies.  Deferred taxes related to the qualified defined pension plan are recorded as incurred.

5.           ACCUMULATED NET REALIZED GAINS (LOSSES) ON INVESTMENTS

Distributions made by RICs often differ from aggregate GAAP-basis accumulated net investment income and accumulated net realized gains (total GAAP-basis net realized gains).  The principal cause is that required minimum fund distributions are based on income and gain amounts determined in accordance with federal income tax regulations, rather than GAAP.  The differences created can be temporary, meaning that they will reverse in the future, or they can be permanent.  In subsequent periods, when all or a portion of a temporary difference becomes a permanent difference, the amount of the permanent difference will be reclassified to “additional capital.”

We incur federal taxes on behalf of our shareholders in the amounts as a result of our election to retain long-term capital gains.  As of June 30, 2011 we had accumulated long-term capital losses of $7,834,049; however, as of March 31, 2011 we had undistributed long-term capital losses of$6,863,347.

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

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.  Accordingly, for the quarters ended June 30, 2011 and 2010, we recognized compensation expense of $244,650 and $223,217 respectively.

As of June 30, 2011, the total remaining unrecognized compensation cost related to non-vested stock options was $2,559,254, which will be amortized over the remaining weighted average service period of approximately 3.1 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 19, 2010	$28.59	0.91%	1.73%	37.5%	5
March 22, 2010	$32.56	0.84%	2.43%	37.8%	5
October 19, 2009	$25.36	1.04%	2.36%	37.6%	5

1999 Plan
July 30, 2008	$29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$31.28	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of June 30, 2011:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2010	58,750	$83.23
Granted	15,000	88.20
Exercised	(11,400)	65.37
Canceled	–	–
Balance at March 31, 2011	62,350	$84.24
Granted	–	–
Exercised	–	–
Canceled	–	–
Balance at June 30, 2011	62,350	$84.24

1999 Plan
Balance at March 31, 2010	107,900	$114.78
Granted	–	–
Exercised	–	–
Canceled	–	–
Balance at March 31, 2011	107,900	$114.78
Granted	–	–
Exercised	–	–
Canceled	–	–
Balance at June 30, 2011	107,900	$114.78
Combined Balance at June 30, 2011	170,250	$104.85

June 30, 2011	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value
Outstanding	3.1 years	$5,082,464
Exercisable	2.9 years	$1,914,286

At June 30, 2011, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $65.70 to $152.98 and 3.1 years, respectively.  The number of options exercisable under the 2009 Plan and the 1999 Plan, at June 30, 2011, was 61,825 with a weighted-average exercise price of $113.04.  There were no options exercised during the quarters ended June 30, 2011 and 2010.

7.           COMMITMENTS

From time to time the Company may be liable for claims against its portfolio companies.  We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

CSC has agreed, subject to certain conditions, to invest up to $9,215,355 in eight portfolio companies.

8.           SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
Per Share Data	2011	2010
Investment income	$.32	$.79
Operating expenses	(.31)	(.26)
Income taxes	(.01)	(.01)
Net investment income	.00	.52
Distributions from undistributed net investment income	(.40)	(.40)
Net realized gain net of tax	(1.58)	19.78
Net increase (decrease) in unrealized appreciation of investments	(1.21)	(17.57)
Stock option expense	.07	.06
Increase (decrease) in net asset value	(3.12)	2.39
Net asset value
Beginning of period	143.68	130.14
End of period	$140.56	$132.53

Item 2. –   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” “might,” “could,” “continue” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in this Form 10-Q, and in our Form 10-K for the year ended March 31, 2011, filed with the SEC on June 10, 2011.  The forward-looking statements made in this Form 10-Q related only to events as of the date on which the statements are made.  You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in the Annual Report on Form 10-K for the year ended March 31, 2011.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Net Investment Income

For the three months ended June 30, 2011, total investment income was $1,196,676, a $1,769,898, or 59.7%, decrease from the $2,966,574 total investment income for the three months ended June 30, 2010.  This comparable period decrease was primarily attributable to a $1,817,499 or 76.1% decrease in dividend income and partially offset by a $148,125 or 50.3% increase in portfolio securities interest.

The Company’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and provides minimal current yield in the form of interest or dividends.  The Company also earns interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the three months ended June 30, 2011 and 2010, respectively the Company also had interest income from temporary cash investments of $10,273 and $5,794.

The Company also receives management fees primarily from its controlled affiliates which aggregated $132,200 and $246,200 for the three months ended June 30, 2011 and 2010, respectively.

During the three months ended June 30, 2011 and 2010, the Company recorded dividend income from the following sources:

	Three Months Ended June 30,
	2011	2010
Alamo Group, Inc.	$169,818	$169,818
Balco, Inc.	–	1,817,502
Encore Wire Corporation	81,735	81,735
The RectorSeal Corporation	240,000	240,000
TCI Holdings, Inc.	20,318	20,318
The Whitmore Manufacturing Company	60,000	60,000
	$571,871	$2,389,373

Due to the nature of its business, the majority of the Company’s operating expenses are related to employee and director compensation, office expenses, legal, professional and accounting fees and the net pension benefit.  Total operating expenses, increased by $190,976 or 19.6% during the three months ended June 30, 2011 and 2010.  The increase in 2011 is due primarily to the creation of two new officer positions.

Net Realized Gain (Loss) on Investments

During the quarter ended June 30, 2011, we sold all of our shares of preferred stock (Series A, Series B and Series C) in Phi Health, Inc, generating net cash proceeds of $38,959.  As a result, we recognized net realized losses of $5,910,655.

 During the quarter ended June 30, 2010, we sold all of our shares of common stock of Lifemark Group to NorthStar Memorial Group LLC resulting in net cash proceeds of $74,822,145 and $3,703,619 of real estate and assets, which were directly transferred to CapStar Holdings Corporation, our controlled affiliate created to hold assets transferred from Lifemark Group at time of sale. Transfer taxes in the amount of $1,218,855 related to the transfer of real estate were deducted from the realized gain on the Lifemark transaction. As a result of this transaction we recognized net realized gains on investments of $74,015,364 before taxes.

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

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the quarter ended June 30, 2011, we recognized a $4,558,159 decrease in net change in unrealized appreciate of investments.  The largest increases in unrealized appreciation are attributable to Encore Wire Corporation, which increased $7,151,813 due to an increase in stock price; All Components, Inc., which increased $1,465,739 and The Whitmore Manufacturing Company, which increased $3,800,000 attributable to increases in their respective earnings.  Offsetting these increases were Alamo Group, Inc. which decreased $8,452,900 due to a decrease in stock price; Media Recovery, Inc., which decreased $4,200,000 and KBI Biopharma, Inc., which decreased $2,600,000 due to slowdowns in their respective business segments.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended June 30,
	2011	2010
Alamo Group, Inc.	$(8,452,900)	$3,537,875
All Components, Inc.	1,465,739	(454,925)
Atlantic Capital Bancshares, Inc.	(214,000)	(1,575,000)
Balco, Inc.	(400,000)	(1,400,000)
Encore Wire Corporation	7,151,813	(6,130,125)
Extreme International, Inc.	121,000	1,095,000
KBI Biopharma, Inc.	(2,600,000)	–
Media Recovery, Inc.	(4,200,000)	1,200,000
The RectorSeal Corporation	200,000	9,800,000
The Whitmore Manufacturing Company	3,800,000	–

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – June 30, 2011 and March 31, 2011.”

Portfolio Investments

During the quarter ended June 30, 2011, we made investments of $5,000,000 into new investments and $4,821,789 in existing portfolio companies.

We have agreed, subject to certain conditions, to invest up to $9,215,355 in eight portfolio companies.

Financial Liquidity and Capital Resources

At June 30, 2011, the Company had cash and cash equivalents of approximately $34.7 million.  Pursuant to the SBA regulations, cash and cash equivalents of $2.7 million held by CSVC may not be transferred or advanced to CSC without the consent of the SBA.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter ended June 30, 2011 to the critical accounting policies or the area that involve the use of significant judgments or estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $16,999,492 at June 30, 2011, equivalent to 3.5% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income.  Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chairman of the Board and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon this evaluation, our Chairman of the Board and President, and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Chairman of the Board and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure.

During the fiscal quarter ended June 30, 2011, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(b)           Management’s report on internal control over financial reporting

The Company's management report on internal control over financial reporting is set forth in our 2011 Annual Report and is incorporated herein by reference.

(c)           Attestation report of the registered public accounting firm

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2011, which is set forth in our 2011 Annual Report and is incorporated herein by reference.

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

PART II. – OTHER INFORMATION
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

Item 1A.       Risk Factors

There have been no material changes to our risk factors disclosed in Item 1A. “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 6.      Exhibits

Exhibit No.	Description

10.1	Capital Southwest Corporation 2009 Stock Incentive Plan, filed herewith.
10.2	Capital Southwest Corporation 2010 Restricted Stock Award Plan, filed herewith.
31.1	Certification of Chairman of the Board and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.
32.1
Certification of Chairman of the Board and President required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION

August 5, 2011	By:	/s/ Gary L. Martin
Date		Gary L. Martin Chairman of the Board and President

August 5, 2011	By:	/s/ Tracy L. Morris
Date		Tracy L. Morris Chief Financial Officer