Form 10-Q
period 2011-09-30
CAPITAL SOUTHWEST CORP
filed 2011-10-28
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to_____________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,754,538 shares of Common Stock, $1 par value, as of October 28, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except per share data)

	September 30 2011	March 31 2011
Assets	(Unaudited)
Investments at market or fair value
Companies more than 25% owned (Cost: September 30, 2011 - $25,701, March 31, 2011 - $25,521)	$291,307	$310,181
Companies 5% to 25% owned (Cost: September 30, 2011 - $14,049, March 31, 2011 - $14,049)	77,968	83,335
Companies less than 5% owned (Cost: September 30, 2011 - $61,893, March 31, 2011 - $58,784)	74,653	95,757
Total investments (Cost: September 30, 2011 - $101,643, March 31, 2011 - $98,354)	443,928	489,273
Cash and cash equivalents	53,323	45,498
Receivables
Dividends and interest	959	523
Affiliates	285	340
Pension assets	7,588	7,398
Other assets	167	182
Total assets	$506,250	$543,214
Liabilities
Other liabilities	$573	$574
Pension liability	1,298	1,257
Deferred income taxes	2,204	2,150
Total liabilities	4,075	3,981
Net Assets
Common stock, $1 par value: authorized, 5,000,000 shares; issued, 4,339,416 shares at September 30, 2011 and 4,337,916 shares at March 31, 2011	4,339	4,338
Additional capital	174,506	173,905
Accumulated net investment income (loss)	(593)	872
Accumulated net realized gain (loss)	5,576	(6,863)
Unrealized appreciation of investments	342,284	390,918
Treasury stock - at cost on 584,878 shares	(23,937)	(23,937)
Total net assets	502,175	539,233
Total liabilities and net assets	$506,250	$543,214
Net asset value per share (on the 3,754,538 shares outstanding at September 30, 2011 and 3,753,038 shares outstanding at March 31, 2011)	$133.75	$143.68

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended September 30		Six Months Ended September 30
	2011	2010	2011	2010
Investment income:
Interest	$484	$450	$937	$750
Dividends	621	572	1,193	2,961
Management and directors’ fees	152	142	324	419
	1,257	1,164	2,454	4,130
Operating expenses:
Salaries	511	464	983	863
Stock option expense	259	244	503	468
Net pension benefit	(77)	(53)	(150)	(146)
Professional fees	234	176	539	413
Other operating expenses	278	233	495	440
	1,205	1,064	2,370	2,038
Income before income taxes	52	100	84	2,092
Income tax expense	29	19	47	48

Net investment income	$23	$81	$37	$2,044

Proceeds from disposition of investments	$18,500	$530	$18,539	79,055
Cost of investments sold	150	0	6,100	4,510
Net realized gain on investments	18,350	530	12,439	74,545

Net increase (decrease) in unrealized appreciation of investments	(44,076)	23,360	(48,634)	(42,383)

Net realized and unrealized gain (loss) on investments	$(25,726)	$23,890	(36,195)	$32,162

Increase (decrease) in net assets from operations	$(25,703)	$23,971	$(36,158)	$34,206

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010
Operations:
Net investment income	$37	$2,044
Net realized gain on investments	12,439	74,545
Net decrease in unrealized appreciation of investments	(48,634)	(42,383)
Increase (decrease) in net assets from operations	(36,158)	34,206
Distributions from:
Undistributed net investment income	(1,501)	(1,497)
Capital share transactions:
Exercise of employee stock options	98	51
Stock option expense	503	468
Increase (decrease) in net assets	(37,058)	33,228
Net assets, beginning of period	539,233	486,926
Net assets, end of period	$502,175	$520,154

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30		Six Months Ended September 30
	2011	2010	2011	2010
Cash flows from operating activities
Increase (decrease) in net assets from operations	$(25,703)	$23,971	$(36,158)	$34,206
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds from disposition of investments	18,500	530	18,539	75,352
Proceeds from repayment of loan securities or investments	2,000	134	2,111	134
Purchases of securities	(1,678)	(1,639)	(11,500)	(4,034)
Depreciation and amortization	5	6	10	13
Net pension benefit	(77)	(53)	(150)	(146)
Realized gain on investments before income tax	(18,350)	(530)	(12,439)	(74,545)
Net (increase) decrease in unrealized appreciation of investments	44,076	(23,360)	48,634	42,383
Stock option expense	259	244	503	468
Decrease (increase) in dividend and interest receivable	(207)	74	(436)	750
Decrease (increase) in receivables from affiliates	(433)	359	55	576
Decrease in other assets	4	9	5	5
Increase (decrease) in other liabilities	125	(753)	-	(803)
Increase in deferred income taxes	29	19	54	51
Net cash provided by (used in) operating activities	18,550	(989)	9,228	74,410
Cash flows from financing activities
Distributions from undistributed net investment income	–	–	(1,501)	(1,497)
Proceeds from exercise of employee stock options	98	51	98	51
Net cash used in financing activities	98	51	(1,403)	(1,446)
Net increase (decrease) in cash and cash equivalents	18,648	(938)	7,825	72,964
Cash and cash equivalents at beginning of period	34,675	77,996	45,498	4,094
Cash and cash equivalents at end of period	$53,323	$77,058	$53,323	$77,058
Supplemental disclosure of cash flow information:
Income taxes	$–	$–	$–	$–

Non-cash transaction:
a.	In June 2010, the Company transferred $3,703,619 in certain tracts of Real Estate from Lifemark Group to their newly formed CapStar Holdings Corporation, wholly-owned by the Company.

This transaction had the following non-cash effect on the Company’s Consolidated Statements of Assets and Liabilities:

Total Investments	$–	$–	$–	$3,704

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2011
Company	Equity (a)	Investment (b)	Cost	Value (c)
¥†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	2,832,300 shares common stock (acquired 4-1-73 thru 5-09-11)	$2,190,937	$47,441,025
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	1,835,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	90.9%	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,400,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	363,328
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	73.4%	12% subordinated secured promissory note, due 2015 (acquired 5-19-10 thru 10-20-10)	779,278	779,278
		12% subordinated secured promissory note, due 2016 (acquired 5-9-11 thru 8-31-11)	1,950,464	1,950,464
		12% subordinated secured promissory note, due 2016 (acquired 9-9-11)	1,219,040	1,219,040
		10% subordinated secured promissory note, due 2016 (acquired 7-14-08 thru 4-28-10)	6,200,700	6,200,700
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	439,707
		Warrants to purchase 1,269,833 shares of common stock at $1.00 per share, expiring 2021 (acquired 5-9-11 thru 8-31-11)	–	–
			13,182,892	10,589,189
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	16.9%	4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	75,604,875

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
EXTREME INTERNATIONAL, INC. Sugar Land, Texas Owns Bill Young Productions, Texas Video and Post, and Extreme and television commercials and corporate communications videos.	53.6%	13,035 shares Series A Common Stock (acquired 9-26-08 and 12-18-08)	325,875	755,000
		39,359.18 shares Series C Convertible Preferred Stock, convertible into 157,437.72 shares of common stock at $25.00 per share (acquired 9-30-03)	2,625,000	9,124,000
		3,750 shares 8% Series A Convertible Preferred Stock, convertible into 15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	869,000
			3,325,875	10,748,000
¥†HEELYS, INC. Carrollton, Texas Heelys stealth skate shoes, equipment and apparel sold through sporting goods chains, department stores and footwear retailers.	31.1%	9,317,310 shares common stock (acquired 5-26-00)	102,490	16,938,870
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	9,625,192
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	29.7%	17,391,304 shares Series B Convertible Preferred Stock, convertible into 17,391,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		4,684,967 shares Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 2020 (acquired 9-13-10 thru 1-21-11)	–	–
			5,078,479	5,078,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.4%	3,846,154 Class D shares (acquired 5-20-11)	5,000,000	5,000,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	7,142,857 shares Series B-2 Convertible Preferred Stock, convertible into 10,204,082 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	1,600,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	2,700,000
		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	13,700,000
			5,415,000	16,400,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	8.4%	12.3% senior subordinated notes, $2,000,000 principal due 2015 (acquired 9-25-06)	1,553,150	2,000,000
		150,000 shares common stock (acquired 10-18-01)	150,000	2
		Warrant to purchase 15,294 shares of common stock at $1.00 per share, expiring 2011 (acquired 2-17-06)	45,746	–
			1,748,896	2,000,002
¥†PALM HARBOR HOMES, INC. Dallas, Texas Integrated manufacturing, retailing, financing and insuring of manufactured housing and modular homes.	30.4%	7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95)	10,931,955	2
		Warrant to purchase 286,625 shares of common stock at $3.14 per share, expiring 2019 (acquired 4-24-09)	–	–
			10,931,955	2
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	141,300,000
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	826,115
†TEXAS CAPITAL BANCSHARES, INC. Dallas, Texas Regional bank holding company with banking operations in six Texas cities.	1.3%	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	11,188,640

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	29.6%	18% convertible promissory note, $3,200,000 principal due 2012 (acquired 4-6-11 thru 5-6-11)	2,650,000	2,650,000
		1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,061,279 common stock at $4.64 per share (acquired 12-8-08 and 2-17-09)	5,000,000	5,800,000
			7,650,000	8,450,000
VIA HOLDINGS, INC. Sparks, Nevada Designer, manufacturer and distributor of high-quality office seating.	3.2%	12,686 shares common stock (acquired 3-4-11 and 3-25-11)	4,926,290	2
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.2%	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	2
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	59,600,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 6-18-10)	1,425,000	1,425,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 5-2-11)	5,762,270	5,150,520
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 2-12-09)	831,256	862,000
	100.0%	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10)	3,703,619	4,365,593
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	76,000	174,965

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
MISCELLANEOUS (continued)	–	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 6-20-11)	1,080,000	713,904
	–	Essex Capital Corporation 10% unsecured promissory note due 8-19-10 (acquired 8-16-09)	–	500,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	611,875
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	147,000
	–	STARTech Seed Fund I 12.1% limited partnership interest (acquired 4-17-98 thru 1-5-00)	178,066	40,773
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	843,891	317,671
	–	Sterling Group Partners I, L.P. 1.6% limited partnership interest (acquired 4-20-01 thru 1-24-05)	1,064,042	629,500
TOTAL INVESTMENTS			$101,643,379	$443,927,522

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

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

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

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

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)

¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.5%	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	3,000,000
		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	15,100,000
			5,415,000	18,100,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	8.4%	12.3% senior subordinated notes, $2,000,000 principal due 2015 (acquired 9-25-06)	1,553,150	1,600,000
		150,000 shares common stock (acquired 10-18-01)	150,000	2
		Warrant to purchase 15,294 shares of common stock at $1.00 per share, expiring 2011 (acquired 2-17-06)	45,746	–
			1,748,896	1,600,002
¥†PALM HARBOR HOMES, INC. Dallas, Texas Integrated manufacturing, retailing, financing and insuring of manufactured housing and modular homes.	30.4%	7,855,121 shares common stock (acquired 1-3-85 thru 7-31-95)	10,931,955	2
		Warrant to purchase 286,625 shares of common stock at $3.14 per share, expiring 2019 (acquired 4-24-09)	–	–
			10,931,955	2
PHI HEALTH, INC. Richardson, Texas Develops and sells cardiac MRI systems and software.	67.0%	1,559,111 shares Series A-1 Convertible Preferred Stock convertible into 1,559,111 shares of common stock at $0.0015 per share (acquired 1-27-11)	2,339	2,339
		555,556 shares Series B-1 Convertible Preferred Stock convertible into 555,556 shares common stock at $2.25 per share (acquired 1-27-11)	1,250,000	1,250,000
		4,500,000 Shares Series C-1 Convertible Preferred Stock convertible into 4,500,000 shares common stock at $0.20 per share (acquired 1-7-11 and 1-27-11)	4,500,000	4,500,000
			5,752,339	5,752,339

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

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

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
MISCELLANEOUS (continued)	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 12-13-10)	5,762,270	5,101,727
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 2-12-09)	831,256	790,000
	100.0%	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10)	3,703,619	4,380,481
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	76,000	177,996
	–	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 5-14-10)	900,000	574,488
	–	Essex Capital Corporation 10% unsecured promissory note due 8-19-10 (acquired 8-16-09)	–	1,000,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,894	407,731
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	166,000
	–	STARTech Seed Fund I 12.1% limited partnership interest (acquired 4-17-98 thru 1-5-00)	178,066	52,606
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	843,891	317,392
	–	Sterling Group Partners I, L.P. 1.6% limited partnership interest (acquired 4-20-01 thru 1-24-05)	1,064,042	919,417
TOTAL INVESTMENTS			$98,354,060	$489,272,655

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Schedule of Investments

(a)	Equity

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

Unrestricted securities (indicated by ±) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable.  At September 30, 2011, restricted securities represented approximately 95.3% of the value of the consolidated investment portfolio.

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

Equity Warrants are valued using the Black-Scholes model which defines the fair value of a warrant in relation to the market price of its common stock, share price volatility, and time to maturity.

(d)	Agreements Between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the disposition of common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at September 30, 2011 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

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

Pursuant to our internal valuation process, each portfolio company is valued once a quarter.  In addition to our internal valuation process, our Board of Directors retains a nationally recognized firm to provide limited scope third party valuation services on certain portfolio investments.  Our Board of Directors retained Duff & Phelps to provide limited scope third party valuation services on six investments comprising 78% of our net asset value at March 31, 2011.  For full disclosure of Duff & Phelps’ services, see page 5 of our Annual Report on Form 10-K under the heading “Determination of Net Asset Value and Portfolio Valuation Process.”

We believe our investments at September 30, 2011 and March 31, 2011 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

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

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the six months ended September 30, 2011 and 2010.

Deferred Taxes  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  Deferred taxes related to the qualified defined benefit pension plan are recorded as incurred.

Stock-Based Compensation  We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related stock options.  See Note 6 for further discussion.

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

Recent Accounting Pronouncements

ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  Adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s financial statement disclosures.

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

As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within the fair value measurement is categorized based on the lowest level input that is significant to the fair value measurement which may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3).  Therefore, gains and losses for such investments categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable (Level 3).  We conduct reviews of fair value hierarchy classifications on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification of certain investments.

As of September 30, 2011 and March 31, 2011, 95.3% and 94.5%, respectively, of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2011 and March 31, 2011 (in millions):

		Fair Value Measurements at 9/30/11 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$15.3	$	−	$	−	$15.3
Partnership Interests	9.9		−		−	9.9
Preferred Equity	31.8		−		−	31.8
Common Equity	386.9		20.8		−	366.1
Total Investments	$443.9		$20.8	$	−	$423.1

		Fair Value Measurements at 3/31/11 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$12.7	$	−	$	−	$12.7
Partnership Interests	9.5		−		−	9.5
Preferred Equity	45.8		−		−	45.8
Common Equity	421.3		26.8		−	394.5
Total Investments	$489.3		$26.8	$	−	$462.5

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2011 (in millions):

	Fair Value 3/31/11	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized	New / Add-On Invest- ments	Divesti- tures	Fair Value 9/30/11
Debt	$12.7	$(0.1)	$(2.0)	$5.7	$(1.0)	$15.3
Partnership Interest	9.5	−	−	0.4	−	9.9
Preferred Equity	45.8	(14.2)	−	6.3	(6.1)	31.8
Common Equity	394.5	(19.2)	(9.2)	−	−	366.1
Total Investments	$462.5	$(33.5)	$(11.2)	$12.4	$(7.1)	$423.1

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the quarter ended September 30, 2011 (in millions):

	Fair Value 6/30/11	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized	New / Add-On Invest- ments	Divesti- tures	Fair Value 9/30/11
Debt	$17.0	$(0.3)	$(2.0)	$1.6	$(1.0)	$15.3
Partnership Interest	10.1	(0.2)	−	−	−	9.9
Preferred Equity	42.8	(11.9)	−	1.1	(0.2)	31.8
Common Equity	393.2	(17.9)	(9.2)	−	−	366.1
Total Investments	$463.1	$(30.3)	$(11.2)	$2.7	$(1.2)	$423.1

The total unrealized gains (losses) included in earnings that related to assets still held at report date for the six months ended September 30, 2011 and 2010 were ($36,784,513) and $24,106,929, respectively.

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

For the quarters ended September 30, 2011 and 2010, CSC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate.  The Company sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its wholly owned portfolio companies.  Deferred taxes related to the qualified defined pension plan are recorded as incurred.

5.	ACCUMULATED NET REALIZED GAIN (LOSS)

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains.  As of September 30, 2011 we had accumulated long-term capital gains of $5,575,998; however, as of March 31, 2011 we had accumulated long-term capital losses of $6,863,347.

6.	EMPLOYEE STOCK OPTION PLANS

On July 20, 2009, shareholders approved the Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers of the Company and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares.  All options are granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  The following table illustrates the number of options granted since the 2009 Plan was approved:

Date of Grant	Number of Options Granted	Exercise Price (market price at time of grant)
July 18, 2011	10,000	$96.92
July 19, 2010	15,000	$88.20
March 22, 2010	20,000	$95.79
October 19, 2009	38,750	$76.74

All 83,750 options remain outstanding, thus leaving 56,250 options available for grant under the plan as of September 30, 2011.

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

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.  Accordingly, for the quarters ended September 30, 2011 and 2010, we recognized compensation expense of $258,573 and $223,217 respectively.

As of September 30, 2011, the total remaining unrecognized compensation cost related to non-vested stock options was $2,620,506, which will be amortized over the remaining weighted average service period of approximately 3.0 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk-Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 18,2011	$33.07	0.83%	1.45%	40.0%	5
July 19, 2010	$28.59	0.91%	1.73%	37.5%	5
March 22, 2010	$32.56	0.84%	2.43%	37.8%	5
October 19, 2009	$25.36	1.04%	2.36%	37.6%	5

1999 Plan
July 30, 2008	$29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$31.28	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of June 30, 2011:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2010	58,750	$83.23
Granted	15,000	88.20
Exercised	–	–
Canceled	–	–
Balance at March 31, 2011	73,750	$84.24
Granted	10,000	96.92
Exercised	–	–
Canceled	–	–
Balance at September 30, 2011	83,750	$85.75

1999 Plan
Balance at March 31, 2010	107,900	$114.78
Granted	–	–
Exercised	(11,400)	65.37
Canceled	–	–
Balance at March 31, 2011	96,500	$114.78
Granted	–	–
Exercised	(1,500)	65.70
Canceled	–	–
Balance at September 30, 2011	95,000	$113.63
Combined Balance at September 30, 2011	178,750	$104.74

September 30, 2011	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value
Outstanding	3.0 years	$5,382,148
Exercisable	2.5 years	$2,404,662

At September 30, 2011, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $76.74 to $152.98 and 3.1 years, respectively.  The number of options exercisable under the 2009 Plan and the 1999 Plan, at September 30, 2011, was 75,840 with a weighted-average exercise price of $116.75.  There were 1,500 options exercised and new share issued for $98,550 in cash during the quarter ended September 30, 2011 and 782 options exercised and new shares issued for $51,377 in cash during the quarter ended September 30, 2010.

7.	COMMITMENTS

From time to time the Company may be liable for claims against its portfolio companies.  We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

CSC has agreed, subject to certain conditions, to invest up to $9,885,365 in nine portfolio companies.

8.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the six and three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Six Months Ended September 30
Per Share Data	2011	2010	2011	2010
Investment income	$.34	$.31	$.65	$1.10
Operating expenses	(.32)	(.28)	(.63)	(.54)
Income taxes	(.01)	(.01)	(.01)	(.01)
Net investment income	.01	.02	.01	.55
Distributions from undistributed net investment income	–	–	(.40)	(.40)
Net realized gain net of tax	4.88	.14	3.31	19.92
Net increase (decrease) in unrealized appreciation of investments	(11.74)	6.24	(12.95)	(11.32)
Exercise of employee stock options	(.03)	(.01)	(.03)	(.01)
Stock option expense	.07	.07	.13	.11
Increase (decrease) in net asset value	(6.81)	6.46	(9.93)	8.85
Net asset value
Beginning of period	140.56	132.53	143.68	130.14
End of period	$133.75	$138.99	$133.75	$138.99

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

Net Investment Income

For the six months ended September 30, 2011, total investment income was $2,454,113, a $1,769,898, or 40.6%, decrease from the $4,130,354 total investment income for the six months ended September 30, 2010.  This comparable period decrease was primarily attributable to a $1,768,194 or 59.7% decrease in dividend income and partially offset by a $192,589 or 26.6% increase in portfolio securities interest.

The Company’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and provides minimal current yield in the form of interest or dividends.  The Company also earns interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the six months ended September 30, 2011 and 2010, respectively the Company also had interest income of $20,423 and $26,009 from temporary cash investments.

The Company also receives management fees primarily from its controlled affiliates which aggregated $276,150 and $367,400 for the six months ended September 30, 2011 and 2010, respectively.

During the six months ended September 30, 2011 and 2010, the Company recorded dividend income from the following sources:

	Six Months Ended September 30,
	2011	2010
Alamo Group, Inc.	$339,756	$339,636
Balco, Inc.	–	1,817,503
CapitalSouth Partners Fund III	49,189	–
Encore Wire Corporation	163,470	163,470
The RectorSeal Corporation	480,000	480,000
TCI Holdings, Inc.	40,635	40,635
The Whitmore Manufacturing Company	120,000	120,000
	$1,193,050	$2,961,244

Due to the nature of its business, the majority of the Company’s operating expenses are related to employee and director compensation, office expenses, legal, professional and accounting fees and the net pension benefit.  Total operating expenses, increased by $332,321 or 16.3% during the six months ended September 30, 2011 and 2010.  The increase in 2011 is due primarily to higher salaries and bonuses paid, higher non-cash stock option expense, as well as an increase in professional fees related to divestitures.

Net Realized Gain (Loss) on Investments

During the six months ended September 30, 2011, we sold all of our shares of preferred stock (Series A, Series B and Series C) in Phi Health, Inc, generating net cash proceeds of $38,959 and a realized loss of $5,910,655; we sold all of our shares of Series A convertible preferred stock, along with warrants to purchase additional shares of common stock of All Components, Inc. in a management buy-out generating cash proceeds of $18,000,000 and a realized gain of $17,850,000; and we received $500,000 in cash proceeds from Essex Capital Corporation as settlement for an unsecured promissory note generating a gain of $500,000, which was the by-product of an option exercise agreement. In total, we recognized net realized gains of $12,439,345 for the six months ended September 30, 2011.

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

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the six months ended September 30, 2011, we recognized a $48,634,453 decrease in net change in unrealized appreciate of investments.  The largest decreases in unrealized appreciation are primarily attributable to our public holdings:  Alamo Group, Inc., which decreased $14,825,575, Encore Wire Corporation, which decreased $13,281,938, and Heelys, Inc., which decreased $2,254,789.  These decreases are a reflection of the decrease in the public markets that occurred this quarter.  Other decreases include Cinatra Clean Technologies, Inc., which decreased $2,593,703, KBI Biopharma, Inc., which decreased $2,600,000, Media Recovery, Inc., which decreased $1,700,000 and The RectorSeal Corporation, which decreased $3,400,000 due to slowdowns in their respective business segments.  Offsetting these decreases was The Whitmore Manufacturing Company, which increased $4,000,000 attributable to an increase in their earnings.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Alamo Group, Inc.	$(6,372,675)	$1,415,150	$(14,825,575)	$4,953,025
Cinatra Clean Technologies, Inc.	(2,593,703)	104,911	(2,593,703)	2,185,065
Encore Wire Corporation	(13,281,938)	6,130,125	(6,130,125)	–
Heelys, Inc.	(1,928,683)	–	(2,254,789)	279,520
KBI Biopharma, Inc.	–	–	(2,600,000)	–
Media Recovery, Inc.	2,500,000	1,500,000	(1,700,000)	2,700,000
Palm Harbor Homes, Inc.	–	(6,833,953)	–	(6,833,953)
The RectorSeal Corporation	(3,600,000)	8,100,000	(3,400,000)	17,900,000
The Whitmore Manufacturing Company	200,000	1,900,000	4,000,000	1,900,000

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – September 30, 2011 and March 31, 2011.”

Portfolio Investments

During the quarter ended September 30, 2011, we made investments of $1,678,469 in existing portfolio companies.

We have agreed, subject to certain conditions, to invest up to $9,885,365 in nine portfolio companies.

Financial Liquidity and Capital Resources

At September 30, 2011, the Company had cash and cash equivalents of approximately $53.3 million.  Pursuant to the SBA regulations, cash and cash equivalents of $16.0 million held by CSVC may not be transferred or advanced to CSC without the consent of the SBA.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter ended September 30, 2011 to the critical accounting policies or the area that involves the use of significant judgments or estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $15,299,482 at September 30, 2011, equivalent to 3.4% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income.  Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

During the fiscal quarter ended September 30, 2011, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION

October 28, 2011	By:	/s/ Gary L. Martin
Date		Gary L. Martin Chairman of the Board and President

October 28, 2011	By:	/s/ Tracy L. Morris
Date		Tracy L. Morris Chief Financial Officer