Form 10-Q
period 2011-12-31
CAPITAL SOUTHWEST CORP
filed 2012-02-08
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to  _________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,754,538 shares of Common Stock, $1 par value, as of February 8, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except per share data)

	December 31 2011	March 31 2011
Assets	(Unaudited)
Investments at market or fair value
Companies more than 25% owned (Cost: December 31, 2011 - $14,870, March 31, 2011 - $25,521)	$320,032	$310,181
Companies 5% to 25% owned (Cost: December 31, 2011 - $14,003, March 31, 2011 - $14,049)	97,420	83,335
Companies less than 5% owned (Cost: December 31, 2011 - $59,820, March 31, 2011 - $58,784)	62,323	95,757
Total investments (Cost: December 31, 2011 - $88,693, March 31, 2011 - $98,354)	479,775	489,273
Cash and cash equivalents	63,216	45,498
Receivables
Dividends and interest	5,991	523
Affiliates	290	340
Pension assets	7,684	7,398
Other assets	161	182
Total assets	$557,117	$543,214
Liabilities
Other liabilities	$569	$574
Pension liability	1,318	1,257
Income taxes payable	1,249
Deferred income taxes	2,231	2,150
Total liabilities	5,367	3,981
Net Assets
Common stock, $1 par value: authorized, 5,000,000 shares; issued, 4,339,416 shares at December 31, 2011 and 4,337,916 shares at March 31, 2011	4,339	4,338
Additional capital	177,975	173,905
Accumulated net investment income	2,290	872
Accumulated net realized gain (loss)	–	(6,863)
Unrealized appreciation of investments	391,083	390,918
Treasury stock - at cost on 584,878 shares	(23,937)	(23,937)
Total net assets	551,750	539,233
Total liabilities and net assets	$557,117	$543,214
Net asset value per share (on the 3,754,538 shares outstanding at December 31, 2011 and 3,753,038 shares outstanding at March 31, 2011)	$146.95	$143.68

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended December 31		Nine Months Ended December 31
	2011	2010	2011	2010
Investment income:
Interest	$506	$328	$1,444	$1,078
Dividends	4,955	1,899	6,148	4,860
Management and directors’ fees	163	135	486	554
	5,624	2,362	8,078	6,492
Operating expenses:
Salaries	588	526	1,571	1,389
Stock option expense	253	245	757	713
Net pension benefit	(75)	(73)	(225)	(218)
Professional fees	202	204	741	617
Other operating expenses	244	207	739	646
	1,212	1,109	3,583	3,147
Income before income taxes	4,412	1,253	4,495	3,345
Income tax expense	27	26	74	74

Net investment income	$4,385	$1,227	$4,421	$3,271

Proceeds from disposition of investments	$13,417	$(4,219)	$31,956	74,836
Cost of investments sold	14,528	-	20,628	4,510
Realized gain (loss) on investments
before income tax	(1,111)	(4,219)	11,328	70,326
Income tax expense	1,249	24,578	1,249	24,578
Net realized gain (loss) on investments	(2,360)	(28,797)	10,079	45,748

Net increase (decrease) in unrealized appreciation of investments	48,798	21,837	165	(20,545)

Net realized and unrealized gain (loss) on investments	$46,438	$(6,960)	$10,244	$25,203

Increase (decrease) in net assets from operations	$50,823	$(5,733)	$14,665	$28,474

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010
Operations:
Net investment income	$4,421	$3,271
Net realized gain on investments	10,079	45,748
Net increase (decrease) in unrealized appreciation of investments	165	(20,545)
Increase in net assets from operations	14,665	28,474
Distributions from:
Undistributed net investment income	(3,003)	(2,994)
Net realized gains deemed distributed to shareholders	(3,216)	(45,748)
Capital share transactions:
Allocated increase in share value for deemed distribution	3,216	45,748
Exercise of employee stock options	98	745
Stock option expense	757	713
Increase in net assets	12,517	26,938
Net assets, beginning of period	539,233	486,925
Net assets, end of period	$551,750	$513,863

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended December 31		Nine Months Ended December 31
	2011	2010	2011	2010
Cash flows from operating activities
Increase (decrease) in net assets from operations	$50,823	$(5,733)	$14,665	$28,474
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds from disposition of investments	13,417	(4,219)	31,956	71,133
Proceeds from repayment of loan securities or investments	–	4,273	2,111	4,407
Purchases of securities	(1,577)	(2,832)	(13,077)	(6,865)
Depreciation and amortization	6	7	16	18
Net pension benefit	(75)	(73)	(225)	(218)
Realized (gain) loss on investments before income tax	1,111	4,219	(11,328)	(70,326)
Taxes payable on behalf of shareholders on deemed distribution	1,249	24,578	1,249	24,578
Net (increase) decrease in unrealized appreciation of investments	(48,798)	(21,837)	(164)	20,545
Stock option expense	253	245	757	712
Increase in dividend and interest receivable	(5,031)	(1,434)	(5,468)	(684)
Decrease (increase) in receivables from affiliates	(5	(18)	50	558
Decrease in other assets	–	6	4	12
Increase (decrease) in other liabilities	(5)	85	(5)	(718)
Increase in deferred income taxes	27	26	81	76
Net cash provided by (used in) operating activities	11,395	(2,707)	20,622	71,702
Cash flows from financing activities
Distributions from undistributed net investment income	(1,502)	(1,497)	(3,003)	(2,993)
Proceeds from exercise of employee stock options	–	694	98	745
Net cash used in financing activities	(1,502)	(803)	(2,905)	(2,248)
Net increase (decrease) in cash and cash equivalents	9,893	(3,510)	17,717	69,454
Cash and cash equivalents at beginning of period	53,323	77,058	45,499	4,094
Cash and cash equivalents at end of period	$63,216	$73,548	$63,216	$73,548
Supplemental disclosure of cash flow information:
Income taxes	$–	$–	$–	$–
Non-cash transaction:
a.
In July 2011, the $1,000,000 investment in iMemories, Inc. debt security was rolled into Series C Convertible Preferreed Stock. In June 2010, the Company transferred $3,703,619 in certain tracts of Real Estate from Lifemark Group to their newly formed CapStar Holdings Corporation, wholly-owned by the Company.

This transaction had the following non-cash effect on the Company’s Consolidated Statements of Assets and Liabilities:
Total Investments	$–	$–	$1,000	$3,704

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	2,832,300 shares common stock (acquired 4-1-73 thru 5-09-11)	$2,190,937	$61,602,525
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,068,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	90.9%	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,100,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	378,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	73.4%	12% subordinated secured promissory note, due 2015 (acquired 5-19-10 thru 10-20-10)	779,278	545,495
		12% subordinated secured promissory note, due 2016 (acquired 5-9-11 thru 10-26-11)	2,285,700	1,599,990
		12% subordinated secured promissory note, due 2016 (acquired 9-9-11 and 10-26-11)	1,264,754	885,328
		10% subordinated secured promissory note, due 2016 (acquired 7-14-08 thru 4-28-10)	6,200,700	4,340,490
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,269,833 shares of common stock at $1.00 per share, expiring 2021 (acquired 5-9-11 thru 8-31-11)	–	–
			13,563,842	7,371,304
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	16.9%	4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	95,016,938

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
EXTREME INTERNATIONAL, INC. Sugar Land, Texas Owns Bill Young Productions, Texas Video and Post, and Extreme and television commercials and corporate communications videos.	53.6%	13,035 shares Series A Common Stock (acquired 9-26-08 and 12-18-08)	325,875	695,000
		39,359.18 shares Series C Convertible Preferred Stock, convertible into 157,437.72 shares of common stock at $25.00 per share (acquired 9-30-03)	2,625,000	8,388,000
		3,750 shares 8% Series A Convertible Preferred Stock, convertible into 15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	799,000
			3,325,875	9,882,000
¥†HEELYS, INC. Carrollton, Texas Heelys stealth skate shoes, equipment and apparel sold through sporting goods chains, department stores and footwear retailers.	31.1%	9,317,310 shares common stock (acquired 5-26-00)	102,490	15,261,754
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	11,074,350
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	25.3%	17,391,304 shares Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		4,684,967 shares Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 2020 (acquired 9-13-10 thru 1-21-11)	–	–
			5,078,479	5,078,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.4%	3,846,154 Class D shares (acquired 5-20-11)	5,000,000	5,000,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	7,142,857 shares Series B-2 Convertible Preferred Stock, convertible into 10,204,082 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	1,900,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	3,100,000
		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	15,500,000
			5,415,000	18,600,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	7.7%	12.3% senior subordinated notes, $2,000,000 principal due 2015 (acquired 9-25-06)	1,553,150	2,000,000
		150,000 shares common stock (acquired 10-18-01)	150,000	2
			1,703,150	2,000,002
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	153,700,000
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	811,000
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	26.2%	18% convertible promissory note, $3,200,000 principal due 2012 (acquired 4-6-11 thru 11-10-11)	3,200,000	3,200,000
		1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,061,279 common stock at $4.64 per share (acquired 12-8-08 and 2-17-09)	5,000,000	5,800,000
			8,200,000	9,000,000
VIA HOLDINGS, INC. Sparks, Nevada Designer, manufacturer and distributor of high-quality office seating.	3.2%	12,686 shares common stock (acquired 3-4-11 and 3-25-11)	4,926,290	2
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.1%	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	61,000,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 6-18-10)	1,425,000	1,252,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-30-11)	5,808,470	5,135,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	1,331,256	1,432,000
	100%	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10)	3,703,619	4,372,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	76,000	175,000
	–	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 10-20-11)	1,180,000	1,242,000
	–	Essex Capital Corporation 10% unsecured promissory note due 8-19-10 (acquired 8-16-09)	–	500,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	750,000
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	154,000
	–	STARTech Seed Fund I 12.1% limited partnership interest (acquired 4-17-98 thru 1-5-00)	178,066	40,000
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	843,891	338,000
	–	Sterling Group Partners I, L.P. 1.7% limited partnership interest (acquired 4-20-01 thru 1-24-05)	1,064,042	516,000
TOTAL INVESTMENTS			$88,692,822	$479,775,353

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	2,830,300 shares common stock (acquired 4-1-73 thru 5-25-07)	$2,190,937	$62,266,600
ALL COMPONENTS, INC. Pflugerville, Texas Electronics contract manufacturing; distribution and production of memory and other components for computer manufacturers, retailers and value-added resellers.	80.4	8.25% subordinate note, $2,000,000 principal due 2012 (acquired 6-27-07)	2,000,000	2,000,000
		150,000 shares Series A Convertible Preferred Stock; convertible into 600,000 shares of common stock at $0.25 per share (acquired 9-16-94)	150,000	8,431,388
		Warrant to purchase 350,000 shares of common stock at $11.00 per share, expiring 2017 (acquired 6-27-07)	–	3,068,552
			2,150,000	13,499,940
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,257,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	90.9	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	5,200,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	68.8	12% subordinated secured promissory note, due 2012 (acquired 5-19-10 thru 10-20-10)	890,604	890,604
		10% subordinated secured promissory note, due 2013 (acquired 7-14-08 thru 4-28-10)	6,200,700	6,200,700
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	3,033,410
			10,124,714	10,124,714

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	16.9%	4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	81,735,000
EXTREME INTERNATIONAL, INC. Sugar Land, Texas Owns Bill Young Productions, Texas Video and Post, and Extreme and television commercials and corporate communications videos.	53.6%	13,035 shares Series A Common Stock (acquired 9-26-08 and 12-18-08)	325,875	815,000
		39,359.18 shares Series C Convertible Preferred Stock, convertible into 157,437.72 shares of common stock at $25.00 per share (acquired 9-30-03)	2,625,000	9,850,000
		3,750 shares 8% Series A Convertible Preferred Stock, convertible into 15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	938,000
			3,325,875	11,603,000
¥†HEELYS, INC. Carrollton, Texas Heelys stealth skate shoes, equipment and apparel sold through sporting goods chains, department stores and footwear retailers.	31.6%	9,317,310 shares common stock (acquired 5-26-00)	102,490	19,193,659
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	14,042,276
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	27.2%	10% convertible promissory note, due 2012 (acquired 9-13-10)	1,000,000	1,000,000
		17,391,304 shares Series B Convertible Preferred Stock, convertible into 17,391,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		Warrant to purchase 968,750 shares of common stock at $0.12 per share, expiring 2020 (acquired 9-13-10)	–	–
			5,000,000	5,000,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	7,142,857 shares Series B-2 Convertible Preferred Stock, convertible into 10,204,082 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	4,200,000

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

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	144,700,000
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	840,778
†TEXAS CAPITAL BANCSHARES, INC. Dallas, Texas Regional bank holding company with banking operations in six Texas cities.	1.6	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	12,711,470
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	30.7	1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,077,203 common stock at $4.64 per share (acquired 12-8-08 and 2-17-09)	5,000,000	5,758,030
VIA HOLDINGS, INC. Sparks, Nevada Designer, manufacturer and distributor of high-quality office seating.	28.1	12,686 shares common stock (acquired 3-4-11 and 3-25-11)	4,926,290	4
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.2	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	2
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0	80 shares common stock (acquired 8-31-79)	1,600,000	55,600,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 6-18-10)	1,200,000	1,200,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
MISCELLANEOUS (continued)	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 12-13-10)	5,762,270	5,101,727
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 2-12-09)	831,256	790,000
	100.0	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10)	3,703,619	4,380,481
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	76,000	177,996
	–	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 5-14-10)	900,000	574,488
	–	Essex Capital Corporation 10% unsecured promissory note due 8-19-10 (acquired 8-16-09)	–	1,000,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,894	407,731
	100.0	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	166,000
	–	STARTech Seed Fund I 12.1% limited partnership interest (acquired 4-17-98 thru 1-5-00)	178,066	52,606
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	843,891	317,392
	–	Sterling Group Partners I, L.P. 1.6% limited partnership interest (acquired 4-20-01 thru 1-24-05)	1,064,042	919,417
TOTAL INVESTMENTS			$98,354,060	$489,272,655

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

(b)           Investments

Unrestricted securities (indicated by ±) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable.  At December 31, 2011, and March 31, 2011, restricted securities represented approximately 97.7% and 94.5% of the value of the consolidated investment portfolio, respectively.

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

(d)           Agreements Between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the disposition of common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at December 31, 2011 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

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

Fair value is generally determined based on quoted market prices in the active markets for identical assets or liabilities.  If quoted market prices are not available, we use valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs.  Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed.  In addition, changes in the market environment, portfolio company performance and other events may occur over the lives of the investments that may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned.  We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

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

We believe our investments at December 31, 2011 and March 31, 2011 approximate fair value as of those dates based on the markets in which we operate and other conditions in existence at those reporting periods.

Investments  Investments are stated at fair value determined by our Board of Directors as described in Notes to the Consolidated Schedule of Investments and Note 3.  The average cost method is used in determining cost of investments sold.  Investments are recorded on a trade date basis.

Cash and Cash Equivalents  Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase.  Cash and cash equivalents are carried at cost, which approximates fair value.

Segment Information  The Company operates and manages its business in a singular segment.  As an investment company, the Company invests in companies in various industries and geographic areas as presented in the Consolidated Schedule of Investments.

Use of Estimates  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Interest and Dividend Income  Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recorded at the ex-dividend date for securities of publicly traded companies.  In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When a debt or loan becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against the interest income, thereby placing the loan or debt security’s status on non-accrual basis, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis.

Federal Income Taxes  CSC and CSVC have elected and intend to comply with the requirements of the Internal Revenue Code (IRC) necessary to qualify as regulated investment companies (RICs).  By meeting these requirements, they will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to comply as a RIC, each company is required to timely distribute to its shareholders at least 90% of investment taxable income, as defined by the IRC, each year.  Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in taxable income until they are realized.  The Company’s policy is to retain and pay the applicable corporate tax on realized long-term capital gains.  For investment companies that qualify as RICs under the IRC, federal income taxes payable on security gains that the Company elects to retain are accrued only on the last day of our tax year, December 31.  See Note 4 for further discussion.

CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the nine months ended December 31, 2011 and 2010.

Deferred Taxes  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  Deferred taxes related to the qualified defined benefit pension plan are recorded as incurred.

Stock-Based Compensation      We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost over the straight-line method for all share-based payments granted and for all awards granted to employees prior to April 1, 2006 that remain unvested.  The fair value of stock options is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related stock options.  See Note 6 for further discussion.

Defined Pension Benefits and Other Postretirement Plans  We record annual amounts relating to the defined benefit pension plan based on calculations, which include various actuarial assumptions such as discount rates and assumed rates of return depending on the pension plan.  Material changes in pension costs may occur in the future due to changes in the discount rate, changes in the expected long-term rate of return, changes in level of contributions to the plans and other factors.  The funded status is the difference between the fair value of plan assets and the benefit obligation.  We recognize changes in the funded status of defined benefit plan in the Statement of Assets and Liabilities in the year in which the changes occur and measure defined benefit plan assets and obligations as of the date of the company's fiscal year-end.  We presently use March 31 as the measurement date for our defined benefit plan.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  Adoption of ASU 2011-04 is not expected to have a significant impact on the company’s financial condition and results of operations.

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

•
Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data.  We did not value any of our investments using Level 2 inputs as of December 31, 2011 and 2010.

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

As of December 31, 2011 and March 31, 2011, 97.7% and 94.5%, respectively, of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2011 and March 31, 2011 (in millions):

		Fair Value Measurements at 12/31/11 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$13.0	$	−	$	−	$13.0
Partnership Interests	10.9		−		−	10.9
Preferred Equity	31.3		−		−	31.3
Common Equity	424.6		11.1		−	413.5
Total Investments	$479.8		$11.1	$	−	$468.7

		Fair Value Measurements at 3/31/11 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$12.7	$	−	$	−	$12.7
Partnership Interests	9.5		−		−	9.5
Preferred Equity	45.8		−		−	45.8
Common Equity	421.3		26.8		−	394.5
Total Investments	$489.3		$26.8	$	−	$462.5

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2011 (in millions):

	Fair Value 3/31/11	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized	New / Add-On Invest- ments	Divesti- tures	Fair Value 12/31/11
Debt	$12.7	$(3.3)	$(2.0)	$6.6	$(1.0)	$13.0
Partnership Interest	9.5	0.3	−	1.1	−	10.9
Preferred Equity	45.8	(14.7)	−	6.3	(6.1)	31.3
Common Equity	394.5	19.0	−	−	−	413.5
Total Investments	$462.5	$1.3	$(2.0)	$14.0	$(7.1)	$468.7

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the quarter ended December 31, 2011 (in millions):

	Fair Value 9/30/11	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized		New / Add-On Invest- ments	Divesti- tures		Fair Value 12/31/11
Debt	$15.3	$(3.2)	$	−	$0.9	$	−	$13.0
Partnership Interest	9.9	0.3		−	0.7		−	10.9
Preferred Equity	31.8	(0.5)		−	−		−	31.3
Common Equity	366.1	47.4		−	−		−	413.5
Total Investments	$423.1	$44.0	$	−	$1.6	$	−	$468.7

The total unrealized gains (losses) included in earnings that related to assets still held at report date for the nine months ended December 31, 2011 and 2010 were $10,243,394 and $45,944,129, respectively.

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

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders.  For the tax year ended December 31, 2011 and 2010, we declared and paid ordinary dividends in the amount of $3,003,030 and $2,993,623, respectively.

Additionally, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year.  For the tax years ended December 31, 2010 and 2009, we distributed 100% of our investment company ordinary taxable income.  As a result, we have made no tax provisions for income taxes on ordinary taxable income for the tax years ended December 31, 2011 and 2010.

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

•
For the tax year ended December 31, 2011, we had net long-term capital gains of $3,568,376 for tax purposes and $4,465,088 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders.  In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $1,248,932 for the tax year ended December 31, 2011.

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

For the quarters ended December 31, 2011 and 2010, CSC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains.  As of December 31, 2011 we had accumulated long-term capital gains of $11,328,436; however, as of March 31, 2011 we had accumulated long-term capital losses of $6,863,347. In accordance with the RIC rules, we elected to retain our long-term capital gains for the tax year ended December 31, 2011, pay the applicable income taxes of $1,248,932, and designate the after-tax gain as “deemed distributions” to our shareholders. “Deemed distributions” are reclassed from accumulated net realized gains into additional paid in capital. As of December 31, 2011, we reclassed $3,216,159 as “deemed distributions.”

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

All 83,750 options remain outstanding, thus leaving 56,250 options available for grant under the plan as of December 31, 2011.

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

We recognize compensation cost over the straight-line method for all share-based payments granted and for all awards granted to employees prior to April 1, 2006 that remain unvested.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.  Accordingly, for the quarters ended December 31, 2011 and 2010, we recognized compensation expense of $253,350 and $244,650 respectively. For the nine months ended December 31, 2011 and 2010, we recognized compensation expense of $756,573 and $712,517, respectively.

As of December 31, 2011, the total remaining unrecognized compensation cost related to non-vested stock options was $2,367,156, which will be amortized over the remaining weighted average service period of approximately 2.7 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 18,2011	$33.07	0.83%	1.45%	40.0%	5
July 19, 2010	$28.59	0.91%	1.73%	37.5%	5
March 22, 2010	$32.56	0.84%	2.43%	37.8%	5
October 19, 2009	$25.36	1.04%	2.36%	37.6%	5

1999 Plan
July 30, 2008	$29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$31.28	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of December 31, 2011:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2010	58,750	$83.23
Granted	15,000	88.20
Exercised	–	–
Canceled	–	–
Balance at March 31, 2011	73,750	$84.24
Granted	10,000	96.92
Exercised	–	–
Canceled	–	–
Balance at December 31, 2011	83,750	$85.75

1999 Plan
Balance at March 31, 2010	107,900	$114.78
Granted	–	–
Exercised	(11,400)	65.37
Canceled	–	–
Balance at March 31, 2011	96,500	$114.78
Granted	–	–
Exercised	(1,500)	65.70
Canceled	–	–
Balance at December 31, 2011	95,000	$113.63
Combined Balance at December 31, 2011	178,750	$104.74

December 31, 2011	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value
Outstanding	2.7 years	$5,382,148
Exercisable	2.3 years	$2,601,171

At December 31, 2011, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $76.74 to $152.98 and 2.7 years, respectively.  The number of options exercisable under the 2009 Plan and the 1999 Plan, at December 31, 2011, was 83,590 with a weighted-average exercise price of $113.04.  There were 1,500 options exercised and new shares-issued for $98,550 in cash during the nine months ended December 31, 2011 and 782 options exercised and new shares issued for $51,377 in cash during the nine months ended December 31, 2010.

7.             COMMITMENTS

From time to time the Company may be liable for claims against its portfolio companies.  We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

CSC has agreed, subject to certain conditions, to invest up to $9,658,215 in nine portfolio companies.

8.             SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the nine and three months ended December 31, 2011 and 2010.

	Three Months Ended December 31,		Nine Months Ended December 31,
Per Share Data	2011	2010	2011	2010
Investment income	$1.50	$.63	$2.15	$1.73
Operating expenses	(.32)	(.29)	(.96)	(.84)
Income taxes	(.01)	(.01)	(.01)	(.02)
Net investment income	1.17	.33	1.18	.87
Distributions from undistributed net investment income	(.40)	(.40)	(.80)	(.80)
Net realized gain net of tax	(.64)	(7.67)	2.68	12.19
Net increase (decrease) in unrealized appreciation of investments	13.00	5.82	.04	(5.47)
Exercise of employee stock options	–	(.19)	(.03)	(.20)
Stock option expense	.07	.06	.20	.19
Increase (decrease) in net asset value	13.20	(2.05)	3.27	6.78
Net asset value
Beginning of period	133.75	138.99	143.68	130.14
End of period	$146.95	$136.92	$146.95	$136.92

Item 2. –	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

  Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Increase in net assets from operations” and consists of three elements.  The first is “Net investment income,” which is the difference between income from interest, dividends and fees and the Company's combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from disposition of portfolio securities and their stated cost, net of applicable income tax expense based on the Company’s tax year.  The third element is the “Net increase in unrealized appreciation of investments,” which is the net change in the market or fair value of the Company’s investment portfolio. It should be noted that the “Net realized gain (loss) on investments” and “Net increase in unrealized appreciation of investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

For the nine months ended December 31, 2011, total investment income was $8,078,208, a $1,585,950, or 24%, increase from the $6,492,258 total investment income for the nine months ended December 31, 2010.  This comparable period increase was primarily attributable to a $1,288,050 or 27% increase in dividend income and partially offset by a $(68,500) or 14% decrease in management fees.

The Company’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and provides minimal current yield in the form of interest or dividends.  The Company also earns interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the nine months ended December 31, 2011 and 2010, respectively the Company also had interest income of $35,421 and $45,862 from temporary cash investments.

The Company also receives management fees primarily from its controlled affiliates which aggregated $420,100 and $488,600 for the nine months ended December 31, 2011 and 2010, respectively.

During the nine months ended December 31, 2011 and 2010, the Company recorded dividend income from the following sources:

	Nine Months Ended December 31,
	2011	2010
Alamo Group, Inc.	$509,694	$509,454
Balco, Inc.	–	1,817,503
CapitalSouth Partners Fund III	79,459	–
Encore Wire Corporation	245,205	245,205
The RectorSeal Corporation	4,202,512	1,781,828
TCI Holdings, Inc.	60,953	60,953
The Whitmore Manufacturing Company	1,050,628	445,457
	$6,148,451	$4,860,400

Due to the nature of its business, the majority of the Company’s operating expenses are related to employee and director compensation, office expenses, legal, professional and accounting fees and the net pension benefit.  Total operating expenses, increased by $435,225 or 14% during the nine months ended December 31, 2011 and 2010.  The increase in 2011 is due primarily to higher salaries and bonuses paid, higher non-cash stock option expense, as well as increases in professional fees related to divestitures.

Net Realized Gain (Loss) on Investments

During the nine months ended December 31, 2011, we sold all of our shares of preferred stock (Series A, Series B and Series C) in Phi Health, Inc, generating net cash proceeds of $38,959 and a realized loss of $5,910,655; we sold all of our shares of Series A convertible preferred stock, along with warrants to purchase additional shares of common stock of All Components, Inc. in a management buy-out generating cash proceeds of $18,000,000 and a realized gain of $17,850,000; we received $500,000 in cash proceeds from Essex Capital Corporation as settlement for an unsecured promissory note generating a gain of $500,000, which was the by-product of an option exercise agreement; we sold all of our shares of common stock of Texas Capital BancShares, Inc., generating net cash proceeds of $13,416,341 and a realized gain of $9,866,335; we sold our warrants in PalletOne, Inc. generating cash proceeds of $459 and a realized loss of $45,287; and we recognized a loss of $10,820,624 when Palm Harbor Homes, Inc. was officially declared bankrupt.  In total, we recognized net realized gains of $11,328,436 for the nine months ended December 31, 2011.

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

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the nine months ended December 31, 2011, we recognized a $163,937 increase in net change in unrealized appreciation of investments.  Total unrealized gains included in earnings that related to assets still held at report date was $10,243,394.  The largest increases in unrealized appreciation are attributable to Encore Wire Corporation, which increased $13,281,938, which is a reflection of an increase in its stock price; as well as The RectorSeal Corporation, which increased $9,000,000 and The Whitmore Manufacturing Company, which increased $5,400,000 attributable to increases in its respective earnings. Offsetting these increases were Heelys, Inc., which decreased $3,931,905 due to a decrease in its stock price, along with Cinatra Clean Technologies, Inc., which decreased $6,192,538 due to slowdowns in its business segment.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Alamo Group, Inc.	$14,161,500	$11,604,230	$(664,075)	$16,557,255
Balco, Inc.	(300,000)	(700,000)	(1,100,000)	(2,700,000)
Cinatra Clean Technologies, Inc.	(3,598,835)	–	(6,192,538)	2,185,065
Encore Wire Corporation	19,412,063	15,325,313	13,281,938	15,325,313
Heelys, Inc.	(1,677,116)	2,142,981	(3,931,905)	2,422,501
KBI Biopharma, Inc.	300,000	–	(2,300,000)	–
Media Recovery, Inc.	2,200,000	2,900,000	500,000	5,600,000
The RectorSeal Corporation	12,400,000	(5,100,000)	9,000,000	12,800,000
The Whitmore Manufacturing Company	1,400,000	2,400,000	5,400,000	4,300,000

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – December 31, 2011 and March 31, 2011.”

Portfolio Investments

During the quarter ended December 31, 2011, we made investments of $1,577,150 in existing portfolio companies.

We have agreed, subject to certain conditions, to invest up to $9,658,215 in nine portfolio companies.

Financial Liquidity and Capital Resources

At December 31, 2011, the Company had cash and cash equivalents of approximately $63.2 million.  Pursuant to the SBA regulations, cash and cash equivalents of $5.6 million held by CSVC may not be transferred or advanced to CSC without the consent of the SBA.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter ended December 31, 2011 to the critical accounting policies or the area that involves the use of significant judgments or estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $13,071,303 at December 31, 2011, equivalent to 2.7% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income.  Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chairman of the Board and President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon this evaluation, our Chairman of the Board and President, and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Chairman of the Board and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure.

During the fiscal quarter ended December 31, 2011, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

CAPITAL SOUTHWEST CORPORATION

February 8, 2012	By:	/s/ Gary L. Martin
Date		Gary L. Martin
Chairman of the Board and President

February 8, 2012	By:	/s/ Tracy L. Morris
Date		Tracy L. Morris
Chief Financial Officer