Form 10-K
period 2012-03-31
CAPITAL SOUTHWEST CORP
filed 2012-06-01
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K
 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES ☐ NO ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2011 was $193,363,554, based on the last sale price of such stock as quoted by The Nasdaq Stock Market on such date.

The number of shares of common stock outstanding as of May 1, 2012 was 3,754,538.

Documents Incorporated by Reference
Proxy Statement for Annual Meeting of Shareholders to be held July 18, 2012 is incorporated by reference in this Annual Report on Form 10-K in response to Part III.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations.  Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward looking statements.  Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K.  Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.

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

PART I

Item 1.            Business

Overview

Capital Southwest Corporation ("CSC") was organized as a Texas corporation on April 19, 1961.  Until September 1969, we operated as a licensee under the Small Business Investment Act of 1958.  At that time, CSC transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain assets and our license as a small business investment company ("SBIC").  CSVC is a closed-end, non-diversified investment company registered under the Investment Company Act of 1940 (the "1940 Act").  Prior to March 30, 1988, CSC was registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, we elected to become a business development company ("BDC") subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980.  Because CSC wholly owns CSVC, the portfolios of CSC and CVSC are referred to collectively as "our," "we" and "us."  Capital Southwest Management Company ("CSMC"), a wholly-owned subsidiary of CSC, is the management company for CSC and CSVC.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for its day-to-day operations.

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

The 12 largest investments we own had a combined cost of $49,252,842 and a value of $529,313,328, representing 94.7% of the value of our consolidated investment portfolio at March 31, 2012.  The following table illustrates our 12 largest investments at March 31, 2012.  A full description of these investments is set forth under the heading “Consolidated Schedule of Investments” in Item 8.

	CSC
	Cost	Value

The RectorSeal Corporation	$52,600	$166,300,000
Encore Wire Corporation	5,800,000	121,458,210
Alamo Group Inc.	2,190,937	85,138,938
The Whitmore Manufacturing Company	1,600,000	67,200,000
Heelys, Inc.	102,490	20,498,082
Media Recovery, Inc.	5,415,000	18,700,000
Hologic, Inc.	220,000	13,637,271
Extreme International, Inc.	3,325,875	10,162,000
Trax Holdings, Inc.	8,200,000	9,800,000
Cinatra Clean Technologies, Inc.	13,563,842	6,002,348
CapStar Holdings Corporation	3,703,619	5,338,000
iMemories, Inc.	5,078,479	5,078,479
	$49,252,842	$529,313,328

Investment Criteria and Objectives

We are a venture capital investment company whose objective is to achieve capital appreciation through long-term investments in businesses believed to have favorable growth potential.  Our investment interests are focused on growth capital, management-led buyouts and acquisition in a broad range of industry segments.

Our investment team has identified the following investment criteria that we believe are important in evaluating prospective portfolio companies:

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

We provide a platform that enables successful operators to build businesses at their desired pace and on their terms.  Our investment approach is distinctive because we:

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

Investment Process

Our investment strategy involves a "team" approach, whereby potential transactions are screened by our investment team before they are presented to the Board of Directors for approval.  Our investment team generally categorizes the investment process into seven distinctive stages:

•
Deal Generation/Origination:  Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers, such as lawyers and accountants, as well as current and former portfolio companies and investors.

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

•
Due Diligence:  Due diligence is performed by the leader of the designated investment team and certain external resources who together perform due diligence to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance.  Additionally, we may include site visits with management and key personnel; detailed review of historical and projected financial statements; interviews with key customers and suppliers; detailed evaluation of company management, including background checks; review of material contracts; in-depth industry, market and strategy analysis; and review by legal, environmental or other consultants, if needed.  In certain cases, we may decide not to make an investment based on the results of due diligence.

•
Document and Close:  Upon completion of a satisfactory due diligence review, our investment team presents its findings, in writing, to our Board of Directors for approval.  If any adjustments to the investment terms or structures are proposed by our Board of Directors, such changes are made and applicable analysis is updated.  Upon Board approval for the investment, we will re-confirm our regulatory company compliance, process and finalize all required legal documents and fund the investment.

•
Post-Investment:  We continuously monitor the status and progress of our portfolio companies.  We offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts.  The same investment team lead that was involved in the investment process will continue involvement in the portfolio company post-investment.  This provides for continuity of knowledge and allows the investment team to maintain a strong business relationship with key management of our portfolio companies for post-investment assistance and monitoring purposes.  As part of the monitoring process, our investment team leader will analyze monthly/quarterly/annual financial statements versus the previous periods, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants.  While we maintain limited involvement in the ordinary course of operations of our portfolio companies, we maintain a higher level of involvement in non-ordinary course financings, potential acquisitions and other strategic activities.

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

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment team leader responsible for the portfolio investment; and

•	Preliminary valuation conclusions will then be reviewed and discussed with our investment team; and

•	Our Board of Directors will assess the valuations and will ultimately approve the fair value of each investment in our portfolio, in good faith.

Our Board of Directors is ultimately and solely responsible for determining the fair value of portfolio investments on an annual basis.  Annually, Duff & Phelps, LLC ("Duff & Phelps") provides third party valuation consulting services to our Board of Directors, which consists of certain limited procedures that our Board of Directors identifies and requests them to perform.  For the year ended March 31, 2012, the Board of Directors asked Duff & Phelps to perform the limited procedures on six investments comprising approximately 85.8% of the total investments at fair value as of March 31, 2012.  Upon completion of the limited procedures, Duff & Phelps concluded that the fair value of those investments, subject to the limited procedures, did not appear unreasonable.

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

Regulation

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act.  The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters.  The 1940 Act requires that a majority of the members of the board of directors of a BDC be persons other than “interested persons,” as defined in the 1940 Act.  In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) more than 50% of our voting securities.

The following is a brief description of the 1940 Act provisions applicable to BDCs, which is qualified in its entirety by reference to the full text of the 1940 Act and rules issued thereunder by the SEC.

•
Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to compare through conventional financial channels.  Such companies that satisfy certain additional criteria are defined as "eligible portfolio companies."  In general, in order to qualify as a BDC, a company must: (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, including early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

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

•
We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering these policies and procedures.

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

Marketable Securities and Idle Funds Investments

Pending investments in “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities, short-term investments in secured debt investments, independently rated debt investments and diversified bond funds, which we refer to, collectively, as marketable securities and idle funds investments, so that 70% of our assets are qualifying assets.

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

Code of Ethics

We adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions.  Personnel subject to the code may invest in securities for their personal investment accounts including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.  Certain transactions involving certain persons closely related to us including our directors, officers and employees, may require approval of the SEC.  However, the 1940 Act ordinarily does not restrict transactions between us and our portfolio companies.

We may be periodically examined by the SEC for compliance with the 1940 Act.

Small Business Investment Company Regulations

CSVC is licensed by the Small Business Administration ("SBA") to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses.  Under SBIC regulations, an SBIC may make loans to eligible small businesses, invest in equity securities of such businesses and provide them with consulting and advisory services.

Under current SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18 million and have average annual net income after federal income taxes not exceeding $6 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 20% of its investment activity to "smaller" concerns as defined by the SBA.  A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue.  However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the portfolio company at the time of the follow on investment, up to the time of the portfolio company’s initial public offering.

The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in a few prohibited industries and to certain "passive" (non-operating) companies.  In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one portfolio company and its affiliates.

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

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of 10 years, require semi-annual payments of interest, do not require any principal payments prior to maturity and, historically, were subject to certain prepayment penalties.  Those prepayment penalties no longer apply as of September 2006.  As of March 31, 2012 and 2011, we had no SBA-guaranteed debentures.

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

The NASDAQ Global Select Market Corporate Governance Regulations

The Nasdaq Global Select Market has adopted corporate governance regulations with which listed companies must comply in order to remain listed.  We believe we are in compliance with such corporate governance listing standards.  We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we stay in compliance.

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

Corporate information

Our principal executive offices are located at 12900 Preston Road, Suite 700, Dallas, Texas 75230.  We maintain a Website on the Internet at www.capitalsouthwest.com.  You can review the filings we have made with the SEC, free of charge by linking directly from our website to NASDAQ, a database that links to EDGAR, the Electronic Data Gathering, Analysis, and Retrieval System of the SEC. You may also use the site to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The charters adopted by the committees of our Board of Directors are also available on our website.  Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.

Employees

As of March 31, 2012, we had fifteen employees, each of whom was employed by our management company, CSMC.  These employees include our corporate officers, investment and portfolio management professionals and administrative staff.  We will hire additional investment professionals and additional administrative personnel, as necessary.  All of our employees are located in our Dallas office.

Item 1A.         Risk Factors

Investing in our common stock involves a number of significant risks.  In addition to other information contained in this Annual Report on Form 10-K, investors should consider the following information before making an investment in our common stock.  The risks and uncertainties described below decrease the material risks we face;  However, risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO ECONOMIC CONDITIONS

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.  Continued economic adversity could impair our portfolio companies’ financial position and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.

The broader economic fundamentals of the U.S. economy remain uncertain.  Unemployment levels remain elevated and consumer fundamentals remain depressed, which has led to significant reductions in spending by both consumers and businesses.  In the event that the U.S. economy remains depressed, it is likely that the financial results of small to mid-size companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and increase defaults.  In addition, the end markets for certain of our portfolio companies’ products and services have experienced negative economic trends.   Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic and other conditions, which could also have a negative impact on our future results.

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

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors.  Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies.  Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, our fair value determinations may differ materially from the values a third party would be willing to pay for such securities or the values which would be applicable to unrestricted securities having a public market.  Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to be materially understated or overstate the value that we may ultimately realize on one or more of our investments.  As a result, investors purchasing our common stock based on an overstated net asset value may pay a higher price than the value of our investments might warrant.  Conversely, investors selling shares during a period in which the net asset value understates the value of our investments may receive a lower price for their shares than the value of our investments might warrant.

Our financial condition and results of operations will depend on our ability to effectively manage any future growth and deploy capital.

Our ability to achieve our investment objective of maximizing our portfolio’s total return by generating income from our debt investments and capital appreciation from our equity and equity-related investments depends on our ability to effectively manage and deploy capital, which depends, in turn, on our investment team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

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

Even if we are able to grow and build upon our investment operations, any failure to manage or sustain our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.  The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions.  Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

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

Selection, structuring and closing our investments depends upon the diligence and skill of our management, which is responsible for identifying, evaluating, negotiating, monitoring and disposing of our investments.  Our management’s capabilities may significantly impact our results of operations.  If we lose any member of our management team and he/she cannot be promptly replaced with an equally capable team member, we may not be able to operate our business as we expect and our ability to compete could be harmed, which could cause our operating results to suffer.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

Our growth will require that we retain new investment and administrative personnel in a competitive environment.  Our ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors, including but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities.

The competitive environment for qualified personnel may require us to take certain measures to ensure that we are able to attract and retain experienced personnel.  Such measures may include increasing the attractiveness of our overall compensation packages, altering the structure of our compensation packages through the use of additional forms of compensation or other steps.  The inability to attract and retain experienced personnel would have a material adverse effect on our business.

Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that members of our management team will maintain their relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities.  If our management team fails to maintain its existing relationships or develop new relationships with sources of investment opportunities, we will not be able to grow our investment portfolio.  In addition, individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year.  To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S Government securities, securities of other RICs, and other acceptable securities; no more that 25% of the value of our assets can be invested in the securities, other than U.S Government securities or securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.”

Failure to meet these requirements may result in us having to dispose of certain unqualified investments quickly in order to prevent the loss of RIC status.  If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.  In addition, to the extent we had unrealized gains, we would have to establish deferred tax liabilities for taxes, which would reduce our net asset value accordingly.  In addition, our shareholders would lose the tax credit realized when we, as a RIC, decide to retain the net realized capital gain and make deemed distributions of net realized capital gains, and pay taxes on behalf of our shareholders at the end of the tax year.  The loss of this pass-through tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

We may not be able to pay you dividends, our dividends may not grow over time and a portion of our dividends paid to you may be a return of capital.

We intend to pay semi-annual dividends to our shareholders out of assets legally available for distribution.  We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash dividends, previously projected dividends for future periods or year-to-year increases in cash dividends.  Our ability to pay dividends might be adversely affected by, among other things, the impact of one or more of the risk factors described herein.  In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay dividends.  All dividends will be paid at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, CSVC’s compliance with applicable SBIC regulations and such other factors as our Board of Directors may deem relevant from time to time.  We cannot assure you that we will pay dividends to our shareholders in the future.

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

We may distribute taxable dividends that are payable in part in our stock as well as stock in any of our other public holdings.  Under an IRS revenue procedure, up to 90% of any such taxable dividend declared on or before December 31, 2013 with respect to taxable years ended on or before December 31, 2012 could be payable in our stock.  Where the IRS revenue procedure is not currently applicable, the IRS has also issued private letter rulings on cash and stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (and, more recently, the 10% cash standard of the above-referenced IRS revenue procedure) if certain requirements are satisfied.  Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distributions is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes.  As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.  In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Because we intend to distribute substantially all of our net ordinary income to our shareholders to maintain our status as a RIC, we may need additional capital to finance our growth.

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

Accordingly, in the event that we develop a need for additional capital in the future to sustain or grow our operations or for any other reason, we cannot assure you that any sources for such funding will be available to us for potential capital needs in the future. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.

Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal level.  These laws and regulations, as well as their interpretation, may be changed from time to time.  Accordingly, any changes in these laws and regulations or failure to comply with them could have a material adverse effect on our business.  Certain of these laws and regulations pertain specifically to BDCs such as us.

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

•
are more likely to depend  on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, termination, or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
may have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•
may have less publicly available information about their businesses, operations and financial condition.  We are required to rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies.  If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose all or part of our investment.

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

Some of our portfolio companies have incurred substantial indebtedness in relation to their overall capital base.  Such indebtedness often has terms that will require the balance of the loan to be refinanced when it matures.  If portfolio companies cannot generate adequate cash flow to meet the principal and interest payments on their indebtedness, the value of our investments could be reduced or eliminated through foreclosure on the portfolio company’s assets or by the portfolio company’s reorganization or bankruptcy.

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

Potential sales of large volume of publicly traded companies’ stocks could have an adverse effect on our ultimate gain.

In March 2012, Form S-3 registration statements of Alamo Group, Inc. (NYSE: ALG), Encore Wire Corporation (NASDAQ: WIRE) and Heelys Inc. (NASDAQ: HLYS) were filed with the Securities and Exchange Commission (“SEC”). As a result of these registrations becoming effective with the SEC, restrictions in the sale of the common stock of these companies imposed by Rule 144 of the Securities Exchange Act of 1933 were lifted, and valuation discounts previously applied to these holdings were removed. Due to our ownership of a large number of shares of the stocks and fluctuation in the trading prices, sales of these stocks may be traded at a discount to fair market value. Sales may also be limited by unfavorable market conditions.  The size of our investments may preclude or delay the disposition of such securities, Our potential sales of these stocks could have an adverse impact on the price of these stocks and subsequently affect the potential gain we could receive from the sales.

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

Item 1B.         Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC.

Item 2.            Properties

We maintain our offices at 12900 Preston Road, Suite 700, Dallas, Texas 75230, where we rent approximately 7,250 square feet of office space pursuant to a lease agreement expiring in September 2014.  We believe that our offices are adequate to meet our current and expected future needs.

Item 3.            Legal Proceedings

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise.  Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies.  We have no current pending legal proceedings to which we are a party or to which any of our assets is subject.

Item 4.            Mine Safety Disclosures

Not Applicable.

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

PRICE RANGE OF COMMMON STOCK AND HOLDERS

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CSWC.”  The following high and low selling prices for shares during each quarter of the last two fiscal years were taken from quotations provided to the Company by NASDAQ:

Quarter Ended	High	Low
March 31, 2012	$96.46	$81.42
December 31, 2011	92.10	70.07
September 30, 2011	101.67	71.79
June 30, 2011	98.26	89.90

March 31, 2011	$104.81	$89.14
December 31, 2010	111.01	90.47
September 30, 2010	93.50	86.25
June 30, 2010	96.61	84.26

DIVIDENDS

The payment dates and amounts of cash dividends per share since April 1, 2009 are as follows:

Payment Date	Cash Dividend
May 29, 2009	$0.40
November 30, 2009	0.40
May 28, 2010	0.40
November 30, 2010	0.40
May 31, 2011	0.40
November 30, 2011	0.40

The amounts and timing of cash dividend payments have generally been dictated by requirements of the Internal Revenue Code (“IRC”) regarding the distribution of taxable net investment income (ordinary income) of regulated investment companies.  Instead of distributing realized long-term capital gains to shareholders, the Company has ordinarily elected to retain such gains to fund future investments.

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

Comparison of Five Year Cumulative Total Returns

Item 6.            Selected Financial Data

The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended March 31, 2008 through 2012.  This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.

Selected Consolidated Financial Data
(In thousands except per share data)

Financial Position (as of March 31)	2012	2011	2010	2009	2008
Investments at cost	$88,993	$98,355	$100,023	$89,339	$81,027
Unrealized appreciation	469,553	390,918	377,920	307,296	466,544
Investments at market or fair value	558,546	489,273	477,943	396,635	547,571
Total assets	632,989	543,214	491,175	417,543	586,685
Net assets	628,706	539,233	486,926	415,263	583,700
Shares outstanding	3,755	3,753	3,741	3,741	3,889

Changes in Net Assets (years ended March 31)
Net investment income	$2,544	$1,804	$2,091	$10,183	$3,715
Net realized gain on investments	10,578	38,885	826	10,756	240
Net increase (decrease) in unrealized appreciation before distributions*	78,635	12,999	70,624	(159,246)	(142,969)
Increase (decrease) in net assets from operations before distributions	91,757	53,688	73,541	(138,307)	(139,014)
Cash dividends paid	(3,003)	(2,994)	(2,993)	(12,257)	(2,333)
Employee stock options exercised	99	745	–	–	231
Stock option expense	1050	957	675	503	263
Change in pension plan funded status	(430)	(88)	440	(1,473)	(1,178)
Treasury stock	–	–	–	(16,903)	–
Increase (decrease) in net assets	$89,473	$52,308	$71,663	$(168,437)	$(142,031)

Per share data (as of March 31)
Net assets	$167.45	$143.68	$130.14	$110.98	$150.09
Closing market price	94.55	91.53	90.88	76.39	123.72
Cash dividends paid	.80	.80	.80	3.26	.60

*See Note 3 Investments.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Increase in net assets from operations” and consists of three elements.  The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost, net of applicable income tax expense based on our tax year.  The third element is the “Net increase (decrease) in unrealized appreciation of investments,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain (loss) on investments” and “Net increase (decrease) in unrealized appreciation of investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

For the year ended March 31, 2012, total investment income was $9,334,236, a $1,766,089, or 23.3%, increase over the $7,568,147 of total investment income for the year ended March 31, 2011.  This comparable period increase was primarily attributable to a $1,288,170 or 23.7% increase in dividend income and a $616,042 or 45.1% increase in interest income, partially offset by a $138,122 or 17.9% decrease in management and director fee income. For the year ended March 31, 2011, total investment income was $7,568,147, a $1,458,841, or 23.9%, increase over the $6,109,306 of total investment income for the year ended March 31, 2010.  This comparable period increase was primarily attributable to a $1,643,591 or 43.4% increase in dividend income and a $319,271 or 30.6% increase in interest income, partially offset by a $504,921 or 39.5% decrease in management and director fee income

Our principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and provides minimal current yield in the form of interest or dividends.  We also earn interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the three years ended March 31, we also had interest income from temporary cash investments of $52,477 in 2012, $59,642 in 2011 and $19,618 in 2010.

We also receive management fees primarily from our controlled affiliated investments which aggregated $564,050 in 2012, $695,567 in 2011 and $984,800 in 2010. As compared to the period ended March 31, 2011, management fees for the year ended March 31, 2012 decreased by $131,517 or 18.9%, primarily due to the sale of Lifemark Group, which was offset by increase in management fees from Trax Holdings and Instawares Holding Company, LLC. As compared to March 31, 2010, management fees for the year ended March 31, 2011 decreased by $289,233 or 29.4%, primarily due to the sale of Lifemark Group in June 2010.

During the three years ended March 31 2012, we recorded dividend income from the following sources:

Years Ended March 31
	2012	2011	2010
Alamo Group, Inc.	$679,632	$679,272	$679,272
Balco, Inc.	–	1,817,503	–
Dennis Tool Company	–	–	33,333
Encore Wire Corporation	326,940	326,940	326,940
The RectorSeal Corporation	4,442,512	2,021,829	2,117,870
TCI Holdings, Inc.	81,270	81,270	81,270
The Whitmore Manufacturing Company	1,110,628	505,457	529,467
Other	79,459	–	20,528
	$6,720,441	$5,432,271	$3,788,680

Due to the nature of our business, the majority of our Company’s operating expenses are related to employee and director compensation, office expenses, legal, professional and accounting fees and the net pension benefit.  Total operating expenses, increased by $1,033,836 or 18.3% during the year ended March 31, 2012, while total operating expenses increased by $1,735,100 or 44.4% during the year ended March 31, 2011.  The increase in 2012 is due primarily to salary increases, bonuses paid, stock options granted, rent increase and an increase in legal and other professional fees. The increase in 2011 is due primarily to the creation of two new officer positions, as well as bonuses paid, stock option granted, and an increase in remediation costs related to the Bowie Plant, a prior portfolio holding.

Net Realized Gain (Loss) on Investments

Net realized gain on investments was $10,577,944 (after income tax expense of $1,248,932) during the year ended March 31, 2012, compared with a gain of $38,885,026 (after income tax expense of $24,577,557) during fiscal 2011 and a gain of $1,639,994 (after income tax expense of $814,503) during fiscal 2010.

During the twelve months ended March 31, 2012, we sold Phi Health, Inc. on June 29, 2011 for $38,959 resulting in a realized loss of $5,910,655. On September 9, 2011, All Components was sold for $18,000,000, resulting in a realized gain of $17,850,000. We also sold all of our shares of common stock of Texas Capital Bancshares, Inc. in November, resulting in a realized gain of $9,866,335. On December 5, 2011, Palm Harbor Homes Inc. filed Chapter 11 bankruptcy in state of Delaware; therefore, we subsequently wrote off this investment of $10,931,955.

Net realized gain on investments was $38,885,026 (after income tax expense of $24,577,557) during the year ended March 31, 2011, compared with a gain of $1,639,994 (after income tax expense of $814,503) during fiscal 2010 During the twelve months ended March 31, 2011, we sold all of our shares of common stock of Lifemark Group to NorthStar Memorial Group LLC resulting in net cash proceeds of $70,547,210  and $3,703,619 of real estate and assets, which were directly transferred to CapStar Holdings Corporation, our controlled affiliate created to hold assets transferred from Lifemark Group at time of sale. Transfer taxes in the amount of $1,218,855 related to the transfer of real estate were deducted from the realized gain on the Lifemark transaction

Management does not attempt to maintain a consistent level of realized gains from year to year, but instead attempts to maximize total investment portfolio appreciation.  This strategy often dictates the long-term holding of portfolio securities in pursuit of increased values and increased unrealized appreciation, but may at opportune times dictate realizing gains or losses through the disposition of certain portfolio investments.

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the three years ended March 31, 2012, we recorded an increase in unrealized appreciation of investments of $78,634,914 in 2012, an increase in unrealized appreciation of investments of $12,998,532 in 2011 and an increase in unrealized appreciation of investments of $70,624,231 in 2010, in each case compared to the prior fiscal year.  This change in unrealized appreciation of investments for the year ended March 31, 2011 includes a $66,489,600 reduction related to the aforementioned sale of Lifemark Group.  Excluding the Lifemark Group, net unrealized appreciation of investments for the year ended March 31, 2011 increased by $79,488,132.  As explained in the first paragraph of “Results of Operations” above, the realization of gains or losses results in a corresponding decrease or increase in unrealized appreciation of investments. Set forth in the following table are the significant increases and decreases in unrealized appreciation excluding the effect of gains or losses realized during the year by the portfolio company for securities held at the end of each year.

	Years Ended March 31
	2012	2011	2010
Alamo Group, Inc.	$22,872,338	$19,812,100	$19,812,100
Encore Wire Corporation	39,723,210	14,303,625	2,043,375
Heelys, Inc.	1,304,723	(652,211)	5,869,905
The Whitmore Manufacturing Company	11,600,000	8,100,000	11,500,000
The RectorSeal Corporation	21,600,000	24,500,000	13,000,000

As shown in the table for the year ended March 31, 2012, we recognized significant increases in several of our largest investments.  The largest increases in unrealized appreciation are attributable to Encore Wire Corporation, which increased $39,723,210 and Alamo Group, which increased $22,872,338. In March 2012, Form S-3 registration statements of Alamo Group, Inc. (NYSE: ALG), Encore Wire Corporation (NASDAQ: WIRE), and Heelys Inc. (NASDAQ: HLYS) were filed with the Securities and Exchange Commission, or SEC. As a result of these registrations becoming effective, restrictions of the common stock of these companies imposed by Rule 144 of the Securities Exchange Act of 1933 were lifted, and discounts on these common stocks were subsequently removed. Due to these recent registrations with the SEC, Encore Wire Corporation, Alamo Group Inc. and Heelys Inc. common stock was transferred from Level 3 to Level 1 under the fair value hierarchy of ASC 820. On March 13, 2012, Encore’s registration statement became effective. As a result, Encore’s fair value is equivalent to the company’s closing bid price of $29.72 per share on March 31, 2012.  Alamo’s registration statement became effective March 28, 2012. As a result, Alamo’s fair value is equivalent to the company’s closing bid price of $30.06 per share on March 31, 2012.

 In addition, unrealized appreciation in RectorSeal Corporation and Whitmore Manufacturing Company increased $21,600,000 and $11,600,000, respectively, due to improved earnings; Heelys, Inc. increased $1,304,723 due to recent Form S-3 registration statement filed with the SEC. On April 17, 2012, Heelys’ registration statement became effective. As a result, Heelys’ fair value is equivalent to the company’s closing bid price of $2.20 per share (See Note 3 Investments).

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – March 31, 2012 and 2011” in Item 8 “Financial Statements and Supplemental Data.”

Portfolio Investments

During the year ended March 31, 2012, we invested a total of $13,377,408. During the year ended March 31, 2011, we invested $17,136,824 ($10,519,954 in cash and $6,616,870 non-cash, consisting of $3,707,619 in transferred real estate and assets from sale of Lifemark Group, Inc. and $2,913,251 in preferred stock in Phi Health, Inc. resulting from the conversion of CMI Holding Company, Inc. notes as part of its friendly foreclosure transaction). In various portfolio securities listed elsewhere under the caption “Portfolio Changes During the Year Ended March 31, 2012,” which also lists dispositions of portfolio securities.  During the 2010 fiscal year, the Company invested a total of $17,234,456.

Financial Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of approximately $64.9 million.  Pursuant to the SBA regulations, cash and cash equivalents of $3.2 million held by CSVC may not be transferred or advanced to CSC without the consent of the SBA.

With the exception of a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we elected to retain all gains realized during its 50 years of operations.  Retention of future gains is viewed as an important source of funds to sustain our investment activity.  Approximately $240 million of our investment portfolio is represented by unrestricted publicly traded securities and represents a source of liquidity as of March 31, 2012.

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

Contractual Obligations

As shown below, we had the following contractual obligations as of March 31, 2012.  For information on our capital commitments, see Note 9 of the Notes to Consolidated Financial Statements.

	Payments Due By Period (In thousands)
Contractual Obligations	Total	1 Year	2-3 Years	More Than 3 Years
Operating lease obligations	$333	$133	$200	$	−

Critical Accounting Policies

Valuation of Investments

In accordance with the Investment Company Act of 1940, investments in unrestricted securities (freely marketable securities having readily available market quotations) are valued at market, and investments in restricted securities (securities subject to one or more resale restrictions) are valued at fair value determined in good faith by our Board of Directors.  Under our valuation policy, unrestricted securities are valued at the closing sale price for NYSE listed securities and at the lower of the closing bid price or the last sale price for Nasdaq securities on the valuation date.

Among the factors considered by our Board of Directors in determining the fair value of restricted securities are the financial condition and operating results of the issuer, the long-term potential of the business of the issuer, the market for and recent sales prices of the issuer’s securities, the values of similar securities issued by companies in similar businesses, the proportion of the issuer’s securities owned by us. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities.

Impact of Inflation

We do not believe that our business is materially affected by inflation, other than the impact which inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of our investments.

BDC Risks

Pursuant to Section 64(b)(1) of the Investment Company Act of 1940, a BDC is required to describe the risk factors involved in an investment in the securities of such company due to the nature of the company’s investment portfolio.  Accordingly we state that:

Our objective is to achieve capital appreciation through investments in businesses believed to have favorable growth potential. Such businesses are often undercapitalized small companies which lack management depth and have not yet attained profitability.  Our venture investments often include securities which do not yield interest or dividends and are subject to legal or contractual restrictions on resale, which restrictions adversely affect the liquidity and marketability of such securities.

Because of the speculative nature of our investments and the lack of any market for the securities initially purchased by us, there is a significantly greater risk of loss than is the case with traditional investment securities.  The high-risk, long-term nature of our venture investment activities may prevent shareholders of our Company from achieving price appreciation and dividend distributions.

Portfolio Changes During the Year Ended March 31, 2012

New Investments and Additions to Previous Investments

Amount
Ballast Point Ventures II, L.P.	$525,000
BankCap Partners Fund I, L.P.	46,200
Capital South Partners Fund III, L.P.	500,000
Cinatra Clean Technologies, Inc.	3,550,454
Discovery Alliance, LLC	280,000
iMemories, Inc.	78,479
Instawares Holding Company, LLC	5,000,000
Phi Health, Inc.	197,275
Trax Holdings, Inc.	3,200,000
$13,377,408

Dispositions

	Cost	Amount Received
All Components, Inc.	$150,000	$18,000,000
Essex Corporation	-	1,000,000
Lifemark Group	-	(1,562	)*
PalletOne, Inc.	45,746	459
Palm Harbor Homes, Inc.	10,931,955	-
Phi Health, Inc.	5,949,614	38,959
Texas Capital Bancshares, Inc.	3,550,006	13,416,341
	$20,627,321	$32,454,197
Realized gain before income taxes		$11,826,876

*	Represents net monies paid to NorthStar Memorial Group LLC resulting from final accounting for the June 2010 sale of Lifemark Group.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $15,283,582 at March 31, 2012, equivalent to 2.7% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income.  Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

We have audited the accompanying consolidated statements of assets and liabilities of Capital Southwest Corporation (a Texas Corporation) and subsidiaries (the “Company”) as of March 31, 2012 and 2011, including the schedule of investments as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2012, and the selected per share data and ratios for each of the five years in the period ended March 31, 2012. Our audits of the basic financial statements included the Schedule of Investments In and Advances to Affiliates. These financial statements, per share data and ratios and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, per share data and ratios and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification by confirmation and examination of securities held by the custodian as of March 31, 2012 . An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Capital Southwest Corporation and subsidiaries as of March 31, 2012 and 2011, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended March 31, 2012, and the selected per share data and ratios for each of the five years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital Southwest Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 1, 2012, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Dallas, Texas
June 1, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Capital Southwest Corporation

We have audited Capital Southwest Corporation (a Texas Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of the Company as of March 31, 2012 and 2011, including the schedule of investments as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended March 31, 2012, and the selected per share data and ratios for each of the five years in the period ended March 31, 2012, and our report dated June 1, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas
June 1, 2012

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except per share data)

	March 31	March 31
	2012	2011
Assets
Investments at market or fair value
Companies more than 25% owned (Cost: March 31, 2012 - $14,870, March 31, 2011 - $25,521)	$283,575	$310,181
Companies 5% to 25% owned (Cost: March 31, 2012 - $14,003, March 31, 2011 - $14,049)	209,222	83,335
Companies less than 5% owned (Cost: March 31, 2012 - $60,120, March 31, 2011 - $58,784)	65,749	95,757
Total investments (Cost: March 31, 2012 - $88,993, March 31, 2011 - $98,354)	558,546	489,273
Cash and cash equivalents	64,895	45,498
Receivables
Dividends and interest	1,741	523
Affiliates	220	340
Pension assets	7,349	7,398
Other assets	238	182
Total assets	$632,989	$543,214
Liabilities
Other liabilities	$688	$574
Pension liability	1,568	1,257
Deferred income taxes	2,027	2,150
Total liabilities	4,283	3,981
Net Assets
Common stock, $1 par value: authorized, 5,000,000 shares; issued, 4,339,416 shares at March 31, 2012 and 4,337,916 shares at March 31, 2011	4,339	4,338
Additional capital	177,841	173,905
Accumulated net investment income	412	872
Accumulated net realized gain (loss)	498	(6,863)
Unrealized appreciation of investments	469,553	390,918
Treasury stock - at cost on 584,878 shares	(23,937)	(23,937)
Total net assets	628,706	539,233
Total liabilities and net assets	$632,989	$543,214
Net asset value per share (on the 3,754,538 shares outstanding at March 31, 2012 and 3,753,038 shares outstanding at March 31, 2011)	$167.45	$143.68

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended March 31
	2012	2011	2010
Investment income:
Interest	$1,980	$1,364	$1,045
Dividends	6,720	5,432	3,789
Management and directors’ fees	634	772	1,275
	9,334	7,568	6,109
Operating expenses:
Salaries	3,653	3,089	2,164
Stock option expense	1,050	957	675
Net pension benefit	(300)	(291)	(369)
Professional fees	990	819	551
Other operating expenses	1,279	1,064	882
	6,672	5,638	3,903
Income before income taxes	2,662	1,930	2,206
Income tax expense	118	126	115

Net investment income	$2,544	$1,804	$2,091

Proceeds from disposition of investments	32,454	77,750	5,191
Cost of investments sold	20,627	14,287	3,550
Realized gain on investments before income tax	11,827	63,463	1,641
Income tax expense	1,249	24,578	815
Net realized gain on investments	10,578	38,885	826

Net increase in unrealized appreciation of investments	78,635	12,999	70,624

Net realized and unrealized gain on investments	$89,213	$51,884	$71,450

Increase in net assets from operations	$91,757	$53,688	$73,541

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)

	Years Ended March 31
	2012	2011	2010
Operations:
Net investment income	$2,544	$1,804	$2,091
Net realized gain on investments	10,578	38,885	826
Net increase in unrealized appreciation of investments	78,635	12,999	70,624
Increase in net assets from operations	91,757	53,688	73,541
Distributions from:
Undistributed net investment income	(3,003)	(2,994)	(2,993)
Net realized gains deemed distributed to shareholders	(3,216)	(45,748)	(868)
Capital share transactions:
Allocated increase in share value for deemed distribution	3,216	45,748	868
Change in pension plan funded status	(430)	(89)	440
Exercise of employee stock options	99	745	–
Stock option expense	1,050	957	675
Increase in net assets	89,473	52,307	71,663
Net assets, beginning of period	539,233	486,926	415,263
Net assets, end of period	$628,706	$539,233	$486,926

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31
	2012	2011	2010
Cash flows from operating activities
Increase in net assets from operations	$91,757	$53,688	$73,541
Adjustments to reconcile increase in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds from disposition of investments	32,454	71,133	5,191
Proceeds from repayment of loans	2,111	4,519	3,000
Purchases of securities	(13,377)	(10,520)	(17,234)
Depreciation and amortization	25	27	33
Net pension benefit	(300)	(291)	(369)
Realized gain on investments before income tax	(11,827)	(63,463)	(1,640)
Taxes payable on behalf of shareholders on deemed distribution	1,249	24,577	815
Net increase in unrealized appreciation of investments	(78,635)	(12,999)	(70,624)
Stock option expense	1,050	957	675
(Increase) decrease in dividend and interest receivable	(1,218)	490	(514)
Decrease (increase) in receivables from affiliates	120	525	(617)
Increase in other assets	(81)	(18)	(26)
Increase (decrease) in other liabilities	344	(496)	819
(Decrease) increase in deferred income taxes	(123)	102	130
Net cash provided by (used in) operating activities	23,549	68,231	(6,820)
Cash flows from financing activities
Distributions from undistributed net investment income	(3,003)	(2,994)	(2,993)
Proceeds from exercise of employee stock options	99	745	–
Payment of federal income tax for deemed capital gains distribution	(1,249)	(24,577)	(815)
Net cash used in financing activities	(4,153)	(26,826)	(3,808)
Net increase (decrease) in cash and cash equivalents	19,396	41,405	(10,628)
Cash and cash equivalents at beginning of period	45,498	4,094	14,722
Cash and cash equivalents at end of period	$64,895	$45,499	$4,094
Supplemental disclosure of cash flow information:
Income taxes	$–	$–	$–

Non-cash transactions:
a.	In June 2010, we transferred $3,703,619 in certain tracts of Real Estate from Lifemark Group to their newly formed CapStar Holdings Corporation, wholly-owned by the Company.
b.
In January 2011, CMI Holding Company completed a friendly foreclosure that allowed the conversion of CMI Holding Company notes in the amount $2,913,521 to preferred stock to their newly formed Phi Health, Inc.

These transactions had the following non-cash effect on our Consolidated Statements of Assets and Liabilities:

Total Investments	$-	$6,617	$–

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	‡2,832,300 shares common stock (acquired 4-1-73 thru 5-09-11)	$2,190,937	$85,138,938
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,299,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,100,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	600,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	73.4%	12% subordinated secured promissory note, due 2016 (acquired 5-19-10 thru 10-20-10)	779,278	444,189
		12% subordinated secured promissory note, due 2017 (acquired 5-9-11 thru 10-26-11)	2,285,700	1,302,849
		12% subordinated secured promissory note, due 2016 (acquired 9-9-11 and 10-26-11)	1,264,754	720,910
		10% subordinated secured promissory note, due 2017 (acquired 7-14-08 thru 4-28-10)	6,200,700	3,534,399
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,269,833 shares of common stock at $1.00 per share, expiring 2021 (acquired 5-9-11 thru 8-31-11)	–	–
			13,563,842	6,002,348
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	16.9%	‡4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	121,458,210

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
EXTREME INTERNATIONAL, INC. Sugar Land, Texas Owns Bill Young Productions, Texas Video and Post, and Extreme and television commercials and corporate communications videos.	53.6%	13,035 shares Series A Common Stock (acquired 9-26-08 and 12-18-08)	325,875	714,000
		39,359.18 shares Series C Convertible Preferred Stock, convertible into 157,437.72 shares of common stock at $25.00 per share (acquired 9-30-03)	2,625,000	8,626,000
		3,750 shares 8% Series A Convertible Preferred Stock, convertible into 15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	822,000
			3,325,875	10,162,000
¥†HEELYS, INC. Carrollton, Texas Heelys stealth skate shoes, equipment and apparel sold through sporting goods chains, department stores and footwear retailers.	31.1%	‡9,317,310 shares common stock (acquired 5-26-00)	102,490	20,498,082
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	13,637,271
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	25.3%	17,391,304 shares Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		4,684,967 shares Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 2020 (acquired 9-13-10 thru 1-21-11)	–	–
			5,078,479	5,078,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.5%	3,846,154 Class D shares (acquired 5-20-11)	5,000,000	5,000,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	7,142,857 shares Series B-2 Convertible Preferred Stock, convertible into 10,204,082 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	3,200,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	3,100,000
		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	15,600,000
			5,415,000	18,700,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	7.7%	12.3% senior subordinated notes, $2,000,000 principal due 2015 (acquired 9-25-06)	1,553,150	2,000,000
		150,000 shares common stock (acquired 10-18-01)	150,000	2
			1,703,150	2,000,002
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	166,300,000
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	802,000
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	29.4%	18% convertible promissory note, $3,200,000 principal due 2012 (acquired 4-6-11 thru 11-10-11)	3,200,000	3,200,000
		1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,061,279 common stock at $4.64 per share (acquired 12-8-08 and 2-17-09)	5,000,000	6,600,000
			8,200,000	9,800,000
VIA HOLDINGS, INC. Sparks, Nevada Designer, manufacturer and distributor of high-quality office seating.	3.2%	12,686 shares common stock (acquired 3-4-11 and 3-25-11)	4,926,290	2
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.1%	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000

¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	67,200,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

Company	Equity (a)	Invesment (b)	Cost	Value (c)
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 6-18-10)	1,725,000	1,551,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-30-11)	5,808,470	5,012,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	1,331,256	1,438,000
	100.0%	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10)	3,703,619	5,338,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	76,000	184,000
	–	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 10-20-11)	1,180,000	1,280,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	662,000
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	159,000
	–	STARTech Seed Fund I 12.1% limited partnership interest (acquired 4-17-98 thru 1-5-00)	178,066	39,000

Miscellaneous (continued)	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	843,891	371,000
	–	Sterling Group Partners I, L.P. 1.7% limited partnership interest (acquired 4-20-01 thru 1-24-05)	1,064,042	511,000
TOTAL INVESTMENTS			$88,992,822	$558,546,332

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	2,830,300 shares common stock (acquired 4-1-73 thru 5-25-07)	$2,190,937	$62,266,600

ALL COMPONENTS, INC. Pflugerville, Texas Electronics contract manufacturing; distribution and production of memory and other components for computer manufacturers, retailers and value-added resellers	80.4%	8.25% subordinate note, $2,000,000 principal due 2012 (acquired 6-27-07)	2,000,000	2,000,000
		150,000 shares Series A Convertible Preferred Stock; convertible into 600,000 shares of common stock at $0.25 per share (acquired 9-16-94)	150,000	8,431,388
		Warrant to purchase 350,000 shares of common stock at $11.00 per share, expiring 2017 (acquired 6-27-07)	–	3,068,552
			2,150,000	13,499,940

ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,257,000

¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	90.9%	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	5,200,000

*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2

CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	68.8%	12% subordinated secured promissory note, due 2012 (acquired 5-19-10 thru 10-20-10)	890,604	890,604
		10% subordinated secured promissory note, due 2013 (acquired 7-14-08 thru 4-28-10)	6,200,700	6,200,700
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	3,033,410
			10,124,714	10,124,714

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

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

Company	Equity (a)	Investment (b)	Cost	Value (c)

¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and -31-73)	52,600	144,700,000

TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	840,778

†TEXAS CAPITAL BANCSHARES, INC. Dallas, Texas Regional bank holding company with banking operations in six Texas cities.	1.6%	‡489,656 shares common stock (acquired 5-1-00)	3,550,006	12,711,470

TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	30.7%	1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,077,203 common stock at $4.64 per share (acquired 12-8-08 and 2-17-09)	5,000,000	5,758,030

VIA HOLDINGS, INC. Sparks, Nevada Designer, manufacturer and distributor of high-quality office seating.	28.1%	12,686 shares common stock (acquired 3-4-11 and 3-25-11)	4,926,290	4

*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.2%	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	2

¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	55,600,000

MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 6-18-10)	1,200,000	1,200,000

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

(b)           Investments

Unrestricted securities (indicated by ‡) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable.  At March 31, 2012, restricted securities represented approximately 56.9% of the value of the consolidated investment portfolio.

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

Partnership Interests, Preferred Equity and Common Equity, including unrestricted marketable securities are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date.For those without a principal market, our Board of Directors considers the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer’s securities; the values of similar securities issued by companies in similar businesses; the proportion of the issuer’s securities owned by the Company.  In determining the fair value of restricted securities, our Board of Directors considers the inherent value of such securities without regard to the restrictive feature and adjusts for any diminution in value resulting from restrictions on resale.  Investments in certain entities that calculate net asset value per share (or its equivalent) and for which fair market value is not readily determinable, are valued using the net asset value per share (or its equivalent, such as member units or ownership interest in partners’ capital to which a proportionate share of net assets is attributed) of the investment.

Equity Warrants are valued on the basis of the Black-Scholes model which defines the market value of a warrant in relation to the market price of its common stock, share price volatility, and time to maturity.

(d)           Agreements between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the disposition of common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at March 31, 2012 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

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

Organization

Capital Southwest Corporation (“CSC”) was organized as a Texas corporation on April 19, 1961.  Until September 1969, CSC operated as a licensee under the Small Business Investment Act of 1958.  At that time, we transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC") certain assets and our license as a small business investment company ("SBIC").  CSVC is a closed-end, non-diversified investment company registered under the Investment Company Act of 1940 (the “1940 Act”).  Prior to March 30, 1988, CSC was registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, CSC elected to become a Business Development Company (“BDC”) subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980.  Because CSC wholly owns CSVC, the portfolios of both CSC and CSVC are referred to collectively as “our,” “we” and “us.”  Capital Southwest Management Company (“CSMC”), a wholly-owned subsidiary of CSC, is the management company for CSC and CSVC.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for its day-to-day operations.

Our portfolio is a composite of companies, consisting of companies in which we have controlling interests, developing companies and marketable securities of established publicly traded companies.  We make available significant managerial assistance to the companies in which we invest and believe that providing managerial assistance to such investee companies is critical to their business development activities.  CSMC receives a monthly fixed fee for management services provided to certain of our control portfolio companies.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Under rules and regulations applicable to investment companies, we are precluded from consolidating any entity other than another investment company.  An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Accordingly, consolidated financial statements include CSMC, our management company.

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

Fair Value Measurements We adopted FASB ASC Topic 820 on April 1, 2008.  ASC Topic 820 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value.  The Statement applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements.  The Statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in our financial statements, or disclosed at fair value in our notes to financial statements.  Additionally, ASC Topic 820 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value.

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

Pursuant to our internal valuation process, each portfolio company is valued once a quarter.  In addition to our internal valuation process, our Board of Directors retains a nationally recognized firm to provide limited scope third party valuation services on certain portfolio investments.  Our Board of Directors retained Duff & Phelps to provide limited scope third party valuation services on six investments comprising 76.2% of our net asset value at March 31, 2012.  For full disclosure of Duff & Phelps’ services, see page 5 of this Annual Report on Form 10-K under the heading “Determination of Net Asset Value and Portfolio Valuation Process.”

We believe our investments at March 31, 2012 and March 31, 2011 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

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

Segment Information  We operate and manage our business in a singular segment.  As an investment company, we invest in portfolio companies in various industries and geographic areas as presented in the Consolidated Schedule of Investments.

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

Federal Income Taxes  CSC and CSVC have elected and intend to comply with the requirements of the Internal Revenue Code (IRC) necessary to qualify as regulated investment companies (RICs).  By meeting these requirements, they will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to comply as a RIC, each company is required to timely distribute to its shareholders at least 90% of investment taxable income, as defined by the IRC, each year.  Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in taxable income until they are realized.  Our policy is to retain and pay the 35% corporate tax on realized long-term capital gains.  As an investment company that qualifies as RICs under the IRC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  See Note 4 for further discussion.

CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the years ended March 31, 2012, 2011 and 2010.

Deferred Taxes  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  Deferred taxes related to the qualified defined benefit pension plan are recorded as incurred.

Stock-Based Compensation  We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to shared-based compensation expense over the vesting term.  See Note 6 for further discussion.

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

Concentration of Risk  We place our idle cash in financial institutions, and at times, such balances may be in excess of the federally insured limits. On November 19, 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012.  As of March 31, 2012 and 2011, the Company’s money market account balances exceeded the Federal Deposit Insurance Corporation limits by $64.4 million and $45.3 million respectively.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. Adoption of ASU 2011-04 is not expected to have a significant impact on our financial condition and result of operations.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by the Accounting Standard Codification (“ASC”).  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•
Level 1:  Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have has the ability to access.  We use Level 1 inputs for publicly traded unrestricted securities.  Such investments are valued at the closing price for listed securities and at the lower of the closing bid price or the closing sale price for   NASDAQ securities on the valuation date.

•
Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data.  We did not value any of our investments using Level 2 inputs as of March 31, 2012 and 2011.

•
Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment.  We use Level 3 inputs for measuring the fair value of approximately 56.9% of our investments.  See “Notes to Consolidated Schedule of Investments” (c) on page 48 for the investment policy used to determine the fair value of these investments.

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

In March 2012, Form S-3 registration statements of Alamo Group Inc. (NYSE: ALG), Encore Wire Corporation (NASDAQ: WIRE), and Heelys Inc. (NASDAQ: HLYS) were filed with the Securities and Exchange Commission, or SEC. Due to these recent registrations with the SEC, the common stock of Alamo Group Inc., Encore Wire Corporation, and Heelys Inc. was transferred from Level 3 to Level 1 under ASC 820. As a result of these registrations becoming effective with the SEC, restrictions in the sale of the common stock of these companies imposed by Rule 144 of the Securities Act were lifted and valuation discounts previously applied to these holdings were removed. Had the prior period discounts been applied to ALG, WIRE, HLYS, our resulting net asset value would have been $597,793,096, or $159.22 per share at March 31, 2012. This would have represented increases of 12.3% over the March 31, 2011 net asset values.

As of March 31, 2012 and 2011, 56.9% and 94.5%, respectively, of our portfolio investments were categorized as Level 3.  Fair value determination of each portfolio investment required one or more of the following unobservable inputs:

•	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budget numbers;
•	Audited financial information is obtained from each portfolio company, annually;
•	Current and projected financial condition of the portfolio company;
•	Current and projected ability of each portfolio company to service its debt obligations;
•	Current liquidity of the investment;
•	Projected operating results of the portfolio company;

•	Current information regarding any offers to purchase the investment;
•	Current ability of the portfolio company to raise any additional financing, as needed;
•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;
•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
•	Qualitative assessment of key management; and
•	Other factors deemed relevant.

The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2012 and March 31, 2011 (in millions):

		Fair Value Measurements at 3/31/12 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$11.2	$	−	$	−	$11.2
Partnership Interests	11.0		−		−	11.0
Preferred Equity	33.9		−		−	33.9
Common Equity	502.4		240.7		−	261.7
Total Investments	$558.5		$240.7	$	−	$317.8

		Fair Value Measurements at 3/31/11 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$12.7	$	−	$	−	$12.7
Partnership Interests	9.5		−		−	9.5
Preferred Equity	45.8		−		−	45.8
Common Equity	421.3		26.8		−	394.5
Total Investments	$489.3		$26.8	$	−	$462.5

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value to another.

In March 2012, Form S-3 registration statements of Alamo Group, Inc. (NYSE: ALG), Encore Wire Corporation (NASDAQ: WIRE) and Heelys Inc. (NASDAQ: HLYS) were filed with the Securities and Exchange Commission (“SEC”). As a result of these registrations becoming effective, restrictions in the sale of common stock of these companies imposed by Rule 144 of the Securities Exchange Act of 1933 were lifted, and discounts on the common stocks of these entities were subsequently removed. Due to these recent registrations with the SEC, we transferred $227 million securities from Level 3 to Level 1 under the fair value hierarchy of ASC 820.

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the years ended March 31, 2012 and 2011 (in millions):

	Fair Value 3/31/11	Net Unrealized Appreciation (Depreciation)	New Investments	Divestitures	Net Changes from Unrealized to Realized	Conversion of Security from Debt to Equity	Transfer out of Level 3	Fair Value at 3/31/12
Debt	$12.7	$(4.6)	$6.6	$(1.0)	$(2.5)	$0.0	-	$11.2
Partnership Interest	$9.5	$0.2	$1.3	$0.0	$0.0	$0.0	-	$11.0
Preferred Equity	$45.8	$(2.9)	$6.3	$(6.1)	$(9.2)	$0.0	-	$33.9
Common Equity	$394.5	$87.0	$0.0	$0.0	$7.3	$0.0	$227.1	$261.7
Total Investments	$462.5	$79.7	$14.2	$(7.1)	$(4.4)	$0.0	$227.1	$317.8

	Fair Value 3/31/10	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized	New Invest- ments	Divesti- tures	Conversion of Security from Debt to Equity		Fair Value 3/31/11
Debt	$14.6	$0.1	$0.9	$4.2	$(4.2)		$(2.9)	$12.7
Partnership Interest	8.6	−	−	0.9	−		−	9.5
Preferred Equity	35.3	2.9	6.9	4.7	(6.9)		2.9	45.8
Common Equity	398.4	63.4	(66.5)	3.7	(4.5)		−	394.5
Total Investments	$456.9	$66.4	$(58.7)	$13.5	$(15.6)	$	−	$462.5

The total unrealized gains included in earnings that related to assets still held at report date for the years ended March 31, 2012 and 2011 were $96,949,860 and $76,132,546, respectively.

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

Additionally, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year.  For the tax years ended December 31, 2011 and 2010, we distributed 100% of our investment company ordinary taxable income.  As a result, we have made no tax provisions for income taxes on ordinary taxable income for the tax years ended December 31, 2011 and 2010.

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

•
In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $1,248,932 for the tax year ended December 31, 2011.  For the tax year ended December 31, 2010, we incurred federal taxes on behalf of our shareholders in the amount of $24,577,557. For the tax year ended December 31, 2009, we had net long-term capital gains of $2,327,150 for tax purposes and $1,682,616 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders.  In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $814,502 for the tax year ended December 31, 2009.

For the years ended March 31, 2012, 2011 and 2010, CSC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

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

The following table sets forth a summary of our net realized gains on transactions by category:

Net Realized Gains on Transactions In Investment Securities of	For the Tax Year Ended December 31
	2011	2010
Control Investments	$-	$70,294,097
Affiliated Investments	−	−
Non-Control/Non-Affiliated Investments	4,465,088	31,833
Net realized gain on investments before taxes	$4,465,088	$70,325,930
Income tax expense	1,248,932	24,577,557
Net realized gains on investments	$3,216,156	$45,748,373
Net realized gains on investment (for tax purposes)	$3,568,376	$70,221,589

As a result of our election to retain long-term capital gains, we incurred federal taxes on behalf of our shareholders in the amounts listed in the table above.  As of March 31, 2012, we had undistributed long-term capital gains of $498,438. As of March 31, 2011 we had undistributed long-term capital losses of $6,863,347.

6.	EMPLOYEE STOCK BASED COMPENSATION PLANS

Stock Options

On July 20, 2009, shareholders approved our 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares.  All options are granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 38,750 shares at a price of $76.74 (market price at the time of the grant) were granted on October 19, 2009 and remain outstanding. Additionally, options to purchase 20,000 shares at a price of $95.79 (market price at time of the grant) were granted on March 22, 2010, options to purchase 15,000 shares at a price of $88.20 were granted on July 19, 2010 and options to purchase 10,000 shares at a price of $96.92 were granted on July 18, 2011. All 83,750 options remain outstanding, thus leaving 56,250 options available for grant under the 2009 plan.

We previously granted stock options under its 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously made under our 1999 Stock Option Plan and outstanding on July 20, 2009 continue in effect governed by provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments.

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Share-based compensation cost for restricted stocks is measured based on the closing fair market value of our common stock on the date of the grant.  Accordingly, for the years ended March 31, 2012, 2011 and 2010, we recognized stock option compensation expense of $1,009,922, $957,168 and $675,210 respectively.

As of March 31, 2012, the total remaining unrecognized compensation cost related to non-vested stock options was $2,113,807, which will be amortized over the weighted-average service period of approximately 2.5 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk-Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 18, 2011	$33.07	0.83%	1.45%	40.0%	5
July 19, 2010	$28.58	0.91%	1.73%	37.5%	5
March 22, 2010	$32.56	0.84%	2.43%	37.8%	5
October 19, 2009	$25.36	1.04%	2.36%	37.6%	5

1999 Plan
July 30, 2008	$29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$31.28	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of March 31, 2012:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2010	58,750	$83.23
Granted	15,000	88.20
Exercised	–	–
Canceled	–	–
Balance at March 31, 2011	73,750	$84.24
Granted	10,000	96.92
Exercised	–	–
Canceled	–	–
Balance at March 31, 2012	83,750	$85.75

1999 Plan
Balance at March 31, 2010	107,900	$114.78
Granted	–	–
Exercised	(11,400)	65.37
Canceled	–	–
Balance at March 31, 2011	96,500	$114.78
Granted	–	–
Exercised	(1,500)	65.70
Canceled	–	–
Balance at December 31, 2011	95,000	$113.63
Combined Balance at March 31, 2012	178,750	$104.74

March 31, 2012	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value
Outstanding	2.5 years	$5,382,148
Exercisable	2.1 years	$2,731,427

At March 31, 2012, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $76.74 to $152.98 and 2.5 years, respectively.  The number of options exercisable under the 2009 Plan and the 1999 Plan, at March 31, 2012, was 87,590 with a weighted-average exercise price of $112.25.  During the year ended March 31, 2012, 1,500 options were exercised with exercise price at $65.70 per share and 11,400 options were exercised with exercise prices ranging from $65.00 to $65.70 per share during the year ended March 31, 2011. New shares were issued for $98,550 and $745,200 cash received from options exercised during the year ended March 31, 2012 and the year ended March 31, 2011, respectively. There were no options exercised during the year ended March 31, 2010

  At March 31, 2012, 2011 and 2010, the number of options exercisable was 87,590, 54,325 and 38,960, respectively, and the weighted average price of those options was $112.25, $115.57 and $107.94, respectively.

Stock Awards

On January 15, 2012, our Board of Directors approved the issuance of shares of restricted stock to certain key employees pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan. A restricted stock award is an award of shares of our common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer), the restrictions over which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are subject to forfeit if employment terminates prior to these restrictions lapsing. These shares vest over a five-year period from the grant date and are expensed over the five-year service period starting on the grant date. The following table summarizes the restricted stock issuances approved by our Board of Directors and the remaining shares of restricted stock available for issuance as of March 31, 2012:

Restricted stock authorized under the plan:	47,000
Less restricted stock granted on 1/16/2012:	9,650
Restricted stock available for issuance as of	37,350
March 31, 2012

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of the grant on a straight-line basis over the vesting period in which the restrictions on these stock awards lapse. For these purposes, the fair value of the restricted stock award is determined based on the closing price of our common stock on the date of grant. For the fiscal year ended March 31, 2012, we recognized total share based compensation expense of $40,377 related to the restricted stock issued to our employees and officers.  For the fiscal years ended March 31, 2011 and 2010, no restricted stock was issued.

As of March 31, 2012, the total remaining unrecognized compensation cost related to non-vested restricted stock awards was $766,403, which will be amortized over the weighted-average service period of approximately 4.8 years.

The following table represents a summary of the activity for our restricted stock awards for the fiscal year ended March 31, 2012:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2011	-	$-	-
Granted	9,650	83.60	4.8
Vested	-	-	-
Forfeited or expired	-	-
Unvested at March 31, 2012	9,650	$83.60	4.8

Phantom Stock Plan

             On January 16, 2012, our Board of Directors approved the issuance of Phantom stock options to certain key employees pursuant to the Capital Southwest Corporation Phantom Stock Option Plan. Under the plan, awards vest on the fifth anniversary of the award date. Upon exercise of the phantom option, a cash payment in an amount for each Phantom share equal to estimated fair market value minus the phantom option exercise price will be distributed to plan participants. On January 16, 2012, 26,000 shares of phantom stock options were issued to provide deferred compensation to certain key employees. The exercise price of each phantom share is $146.95 (Net Asset Value at December 31, 2011), and estimated fair market value of phantom stock awards is calculated based on our net asset value, as of December 31 of each year.

The following table represents a summary of the activity for our phantom stock plan for the fiscal year ended March 31, 2012:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2011	-	$-	-
Granted	26,000	146.95	4.8
Vested	-	-	-
Forfeited or expired	-	-
Unvested at March 31, 2012	26,000	$146.95	4.8

7.	EMPLOYEE STOCK OWNERSHIP PLAN

CSC and one of its controlled affiliates sponsor a qualified employee stock ownership plan (“ESOP”) in which certain employees participate.  Contributions to the plan, which are invested in our stock, are made at the discretion of our Board of Directors.  A participant’s interest in contributions to the ESOP fully vests after three years of active service.

During the 3 years ended March 31, 2012, we made contributions to the ESOP, which were included in operating expenses, of $222,179 in 2012, $147,212 in 2011, and $144,436 in 2010.

8.	RETIREMENT PLANS

CSC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  The following information about the plan represents amounts and information related to CSC’s participation in the plan and is presented as though CSC sponsored a single-employer plan.  Benefits are based on years of service and an average of the highest five consecutive years of compensation during the last 10 years of employment.  The funding policy of the plan is to contribute annual amounts that are currently deductible for tax reporting purposes.  No contribution was made to the plan during the three years ended March 31, 2012.

Additionally, CSC sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan that provides for the payment, upon retirement, of the difference between the maximum annual payment permissible under the qualified retirement plan pursuant to Federal limitations and the amount which would otherwise have been payable under the qualified plan.

The following tables set forth the qualified plan’s net pension benefit, benefit obligation, fair value of plan assets, and amounts recognized in our consolidated statements of operations at March 31, 2012, 2011 and 2010, as well as amounts recognized in our consolidated statements of assets and liabilities at March 31, 2012 and 2011:

	Years Ended March 31
	2012	2011	2010
Net pension benefit
Service cost-benefits earned during the year	$133,729	$161,047	$116,746
Interest cost on projected benefit obligation	256,558	231,332	191,936
Expected return on assets	(781,299)	(771,025)	(735,366)
Net amortization	9,377	9,377	9,006
Net pension benefit from qualified plan	$(381,635)	$(369,269)	$(417,678)

	Years Ended March 31
	2012	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$4,213,349	$3,450,443	$2,914,813
Service cost	133,729	161,047	116,746
Interest cost	256,558	231,332	191,936
Actuarial gain (loss)	601,402	437,959	295,379
Benefits paid	(68,483)	(67,432)	(68,131)
Benefit obligation at end of year	$5,136,555	$4,213,349	$3,450,743

	Years Ended March 31
	2012	2011	2010
Change in plan assets
Fair value of plan assets at beginning of year	$11,610,994	$10,519,400	$8,383,373
Actual return on plan assets	943,365	1,159,026	2,204,158
Benefits paid	(68,483)	(67,432)	(68,131)
Fair value of plan assets at end of year	$12,485,876	$11,610,994	$10,519,400

	Years Ended March 31
	2012	2011
Funded status and amounts recognized in consolidated statements of assets and liabilities
Actuarial present value of benefit obligations: Accumulated benefit obligation	$(4,755,675)	$(3,859,769)
Projected benefit obligation for service rendered to date	$(5,136,555)	$(4,213,349)
Plan assets at fair value*	12,485,876	11,610,994
Funded status	7,349,321	7,397,645
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	1,818,042	1,378,706
Unrecognized prior service costs	131,956	141,333
ASC 715 adjustment	(1,949,998)	(1,520,039)
Prepaid pension cost included in pension assets	7,349,321	$7,397,645

*Primarily equities and bonds including approximately 25,000 shares of CSC Common Stock.

The following tables set forth the retirement restoration plan’s net pension benefit and benefit obligation amounts at March 31, 2012, 2011 and 2010, as well as amounts recognized in our consolidated statements of assets and liabilities at March 31, 2012, 2011:

	Years Ended March 31
	2012	2011	2010
Net pension cost
Service cost-benefits earned during the year	$18,163	$33,216	$26,847
Interest cost on projected benefit obligation	79,056	69,248	60,334
Net amortization	(15,428)	(24,507)	(38,605)
Net pension cost from qualified plan	$81,791	$77,957	$48,576

	Years Ended March 31
	2012	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$1,256,895	$1,082,941	$934,428
Service cost	18,163	33,216	26,847
Interest cost	79,056	69,248	60,334
Actuarial gain (loss)	214,278	132,940	61,332
Other adjustments	-	(61,450)	–
Benefit obligation at end of year	$1,568,392	$1,256,895	$1,082,941

	Years Ended March 31
	2012	2011
Amounts recognized in our consolidated statements of assets and liabilities
Projected benefit obligation	$(1,568,392)	$(1,256,895)
Unrecognized net (gain) loss from past experience different from that assumed and effects of changes in assumptions	8,556	(205,722)
Unrecognized prior service costs	(130,798)	(146,226)
ASC 715 adjustment	122,242	351,948
Accrued pension cost included in pension liabilities	$(1,568,392)	$(1,256,895)

The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years Ended March 31
	2012	2011	2010
Discount rate	5.25%	6.00%	6.00%
Rate of compensation increases	5.00%	5.00%	5.00%

The following assumptions were used in estimating the net periodic (income)/expense:

	Years Ended March 31
	2012	2011	2010
Discount rate	5.25%	6.00%	6.50%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increases	5.00%	5.00%	5.00%

Following are the expected benefit payments for the next five years and in the aggregate for the years 2018-2022:

(In thousands)	2013	2014	2015	2016	2017	2018-2022
Qualified Plan	$208	$274	$265	$262	$312	$1,704
Restoration Plan	$104	$103	$101	$100	$98	$573

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

Plan Assets

Our pension plan is administered by a board-appointed committee that has fiduciary responsibility for the plan’s management.  The trustee of the plan is JPMorgan Asset Management.  Currently, approximately 18% of the assets are selected and managed by the trustee and the remainder of the assets is managed by the committee, invested mostly in equity securities, including our stock.  The plan assets are invested using a total return approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and achieve our targeted investment return benchmark.  Investment performance and asset allocation are measured and monitored on an ongoing basis.

Plan assets are managed in a balanced portfolio comprised of two major components: an equity portion and a fixed income portion.  The expected role of plan equity investments is to maximize the long-term real growth of the plan’s assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns and provide some protection against prolonged decline in the market value of the plan’s equity investments.

The current target allocations for plan assets are 60-80% equity, 15-40% for fixed income, and 0-15% for cash and cash equivalents.  Equity investments include U.S. and foreign equities, as well as publicly traded and non-publicly traded mutual funds.  Fixed income securities include long-duration government obligations, government agency obligations and corporate obligations.

Our pension plan asset allocations are as follows:

	Percentage of Plan Assets at March 31
Asset Category	2012	2011
Equity securities	77.7%	77.2%
Fixed income securities	16.6%	16.8%
Cash and cash equivalents	5.7%	6.0%
	100.0%	100.0%

Below is our pension plan asset for Capital Southwest Corporation and its affiliates, of which Capital Southwest assets were $12,485,876 and $11,610,994 as of March 31, 2012 and 2011 respectively. The following fair value hierarchy table sets forth our pension plan investment portfolio by level as of March 31, 2012 (in millions):

		Fair Value Measurements at Reporting Date Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level I	Significant Other Observable Inputs Level 2	Significant Observable Inputs Level 3
Equity securities (a)	$32.9	$21.4	$11.5	$–
Fixed income securities (b)	7.0	–	7.0	–
Cash and cash equivalents	2.4	2.4	–	–
Total	$42.3	$23.8	$18.5	$–

The following fair value hierarchy table sets forth our pension plan investment portfolio by level as of March 31, 2011 (in millions):

		Fair Value Measurements at Reporting Date Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level I	Significant Other Observable Inputs Level 2	Significant Observable Inputs Level 3
Equity securities (a)	$30.8	$25.0	$5.8	$–
Fixed income securities (b)	6.7	–	6.7	–
Cash and cash equivalents	2.4	2.4	–	–
Total	$39.9	$27.4	$12.5	$–

There were no plan assets valued using significant unobservable inputs (level 3) as of March 31, 2012 or 2011.

(a)
This category includes investment in equity securities of large, medium and small companies and equity investments in foreign companies.  Mutual funds included in this category are valued using the net asset value per unit as of the valuation date.  These investments include shares of our common stock.  At March 31, 2012 and 2011, our common stock represented 19.7% and 20.2%, respectively, of the plan assets.

(b)	This category includes investments in investment grade fixed income instruments, primarily U.S. government obligations.

9.	COMMITMENTS

As of March 31, 2012, we had agreed, subject to certain conditions, to invest up to $8,608,215 in eight portfolio companies.

We lease office space under an operating lease which requires base annual rentals of approximately $133,000 through September 2014. For the three years ended March 31, 2012, total rental expense charged to investment income was $117,199 in 2012, $103,703 in 2011, and $92,075 in 2010.

10.	SOURCES OF INCOME

	Investment Income				Realized Gain (Loss) on Investments
Year Ended March 31, 2012	Interest		Dividends	Other Income	Before Income Taxes
Companies more than 25% owned	$	−	$5,553,140	$493,967	$(10,933,517)
Companies 5% to 25% owned		253,652	1,006,572	59,700	(45,287)
Companies less than 25% owned		1,674,051	160,729	79,250	22,805,680
Other sources, including temporary investments		52,477	−	699	−
		$1,980,180	$6,720,441	$633,616	$11,826,876

					Realized Gain
					(Loss) on
	Investment Income				Investments
Year Ended March 31, 2011	Interest		Dividends	Other Income	Before Income Taxes
Companies more than 25% owned	$	−	$5,024,061	$671,867	$70,294,097
Companies 5% to 25% owned		−	326,940	13,000	(6,863,347)
Companies less than 25% owned		1,304,496	81,270	−	31,833
Other sources, including temporary investments		59,642	−	86,871	−
		$1,364,138	$5,432,271	$771,738	$63,462,583

				Realized Gain
				(Loss) on
	Investment Income			Investments
Year Ended March 31, 2010	Interest	Dividends	Other Income	Before Income Taxes
Companies more than 25% owned	$14,473	$3,359,942	$1,055,900	$1,433,472
Companies 5% to 25% owned	1,500	326,940	13,000	−
Companies less than 25% owned	1,009,276	101,798	206,522	206,522
Other sources, including temporary investments	19,618	−	337	−
	$1,044,867	$3,788,680	$1,275,759	$1,639,994

11.	SELECTED QUARTERLY FINANCIAL DATA

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2012 and 2011 (in thousands except per share amounts):

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net investment income (loss)	$14	$23	$4,385	$(1,878)	$2,544
Net realized gain (loss) on investments	(5,911)	18,500	(2,360)	349	10,578
Net increase (decrease) in unrealized appreciation of investments	(4,588)	(44,076)	48,798	78,501	78,635
Net increase (decrease) in net assets from operations	(10,455)	(25,703)	50,823	77,092	91,757
Net increase in net operations per share	(2.79)	(6.85)	13.53	20.53	24.42

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net investment income (loss)	$1,962	$81	$1,227	$(1,466)	$1,804
Net realized gain (loss) on investments	74,015	530	(28,797)	(6,863)	38,885
Net increase (decrease) in unrealized appreciation of investments	(65,742)	23,360	21,837	33,544	12,999
Net increase (decrease) in net assets from operations	10,235	23,971	(5,732)	25,214	53,688
Net increase (decrease) in net operations per share	2.73	6.41	(1.53)	6.72	14.33

12.	SELECTED PER SHARE DATA AND RATIOS

The following presents a summary of the selected per share data for the years ended March 31, 2008 through 2012 (in thousands except per share amounts):

	Years Ended March 31
Per Share Data	2012	2011	2010	2009	2008
Investment income	$2.49	$2.01	$1.63	$3.74	$1.75
Operating expenses	(1.78)	(1.50)	(1.04)	(.98)	(.76)
Interest expense	–	–	–	–	–
Income taxes	(.03)	(.03)	(.03)	(.04)	(.03)
Net investment income	.68	.48	.56	2.72	.96
Distributions from undistributed net investment income	(.80)	(.80)	(.80)	(3.28)	(.60)
Net realized gain net of tax	2.81	10.36	.22	2.87	.06
Net increase (decrease) in unrealized appreciation of investments	20.93	3.46	18.88	(42.56)	(36.76)
Exercise of employee stock options**	(.02)	(.20)	–	–	(.09)
Stock option expense	.28	.26	.18	.13	.07
Net change in pension plan funded status	(.11)	(.02)	.12	(.39)	(.30)
Treasury stock*	–	–	–	1.40	–
Adjustment to initially apply ASC 715, net of tax	–	–	–	–	–
Increase (decrease) in net asset value	23.77	13.54	19.16	(39.11)	(36.66)
Net asset value
Beginning of year	143.68	130.14	110.98	150.09	186.75
End of year	$167.45	$143.68	$130.14	$110.98	$150.09

Ratios and Supplemental Data
Ratio of operating expenses to average net assets	1.07%	1.10%	.87%	.71%	.46%
Ratio of net investment income to average net assets	.41%	.35%	.47%	1.96%	.58%
Portfolio turnover rate	2.15%	2.78%	1.16%	2.51%	.22%
Net asset total return	18.07%	18.40%	18.50%	(22.56)%	(19.27)%

Shares outstanding at end of period (000s) omitted	3,755	3,753	3,741	3,741	3,889

*	Net increase is due to purchases of common stock at prices less than beginning period net asset value.
**	Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

13.	SUBSEQUENT EVENTS

            On May 14, 2012, Capital Southwest Venture Corporation, a wholly owned subsidiary of Capital Southwest Corporation, entered into a Share Repurchase Agreement with Encore Wire Corporation dated May 14, 2012 pursuant to which Encore Wire repurchased 2,774,250 shares of Encore Wire’s common stock held by Capital Southwest Venture Corporation. Pursuant to terms of the Share Repurchase Agreement, the aggregate sale price was $66,637,485, based on a price of $24.02 per share. Capital Southwest Corporation continues to hold 1,312,500 shares of common stock in Encore Wire Corporation. Additionally, the Board of Directors of Capital Southwest Corporation declared a cash dividend in the amount of $17.59 per share of common stock. The dividend is payable on June 8, 2012 to shareholders of record on May 24, 2012. This dividend represents a distribution of the entire capital gain proceeds to its shareholders.

  SCHEDULE 12-14

Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company / Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at March 31, 2011	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2012
Control Investments
The RectorSeal Corporation 27,907 shares common stock	$4,803	$144,700	$21,600	−	$166,300
The Whitmore Manufacturing Company 80 shares common stock	1,231	55,600	11,600	−	67,200
Heelys, Inc. 9,317,310 shares common stock	−	19,194	1,304	−	20,498
Media Recovery, Inc. 800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock	−	3,000	100	−	3,100
4,000,002 shares common stock	−	15,100	500	−	15,600
Balco, Inc. 445,000 shares common stock; 60,920 shares Class B non-voting common	−	5,200	−	1,100	4,100
CapStar Holdings Corporation 500 shares common stock	−	4,380	958	−	5,338
Discovery Alliance, LLC 90.0% limited liability company	−	574	706	−	1,280
Humac Company 1,041,000 shares of common stock	5	166	-	7	159

Total Control Investments	$6,039	$247,914	$36,768	$1,107	$283,575

Portfolio Company / Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at March 31, 2011	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2012
Affiliated Investments
Alamo Group, Inc. 2,830,300 shares common stock	$726	$62,267	22,872		85,139
Encore Wire Corporation 4,086,750 shares of common stock	340	81,735	39,723	−	121,458
PalletOne, Inc. 12.3% Senior Subordinated Notes, $2,000,000 due 2015	254	1,600	400		2,000
150,000 shares of common stock	−	−	−		−
Warrant to purchase 15,294 shares of common stock at $1,00 per share, expiring 2011	−	−	−	−	−

Boxx Technologies, Inc. 3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share	−	−	600	−	600
Wellogix, Inc. 4,788,371 shares Series A-1 Convertible Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share	−	−	25	−	25
Total Affiliated Investments	$1,320	$145,602	$63,620	−	$209,222
Total Control & Affiliated Investments	$7,359	$393,516	$100,388	$1,107	$492,797

This schedule should be read in conjunction with our Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to Consolidated Financial Statements.

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

(b)           Management’s report on internal control over financial reporting

The management of Capital Southwest Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2012. Grant Thornton, LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of March 31, 2012, as stated in its report which is included herein.

(c)           Attestation report of the registered public accounting firm

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2012, which is set forth above under the heading “Report of Independent Registered Public Accounting Firm” in Item 8.

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

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2012 annual meeting of shareholders under the headings of "Election of Directors," “Corporate Governance,” “Executive Officers” and "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Securities and Exchange Commission on or before June 15, 2012, and is incorporated herein by reference.

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

The information required by this Item 11 will be contained in the definitive proxy statement relating to our 2012 annual meeting of shareholders under the headings of "Compensation of Executive Officers," “Compensation of Directors,” “Compensation Discussion and Analysis” and "Compensation Committee Report" to be filed with the Securities and Exchange Commission on or before June 15, 2012, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the sections of our 2012 Proxy Statement captioned "Stock Ownership of Certain Beneficial Owners" is incorporated in this Item 12 by reference.

The table below sets forth certain information as of March 31, 2012 regarding the shares of our common stock available for grant or granted under stock option plans that (1) were approved by our shareholders, and (2) were not approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	178,750	$104.74	56,250

Equity compensation plans not approved by security holders (2)	−	−	−
Total	178,750	$104.74	56,250

1)	Includes the 1999 Stock Option Plan and the 2009 Stock Incentive Plan. For a description of both plans, please refer to Footnote 5 contained in our consolidated financial statements.

2)	We have no equity compensation plans that were not approved by security holders.

Other information required by this Item 12 will be contained in the definitive proxy statement relating to our 2012 annual meeting of shareholders under the heading of "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission on or before June 15, 2012, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the definitive proxy statement relating to our 2012 annual meeting of shareholders under the headings of "Certain Relationships and Related Transactions” and "Corporate Governance" to be filed with the Securities and Exchange Commission on or before June 15, 2012, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the definitive proxy statement relating to our 2012 annual meeting of shareholders under the heading of "Ratification and Appointment of Independent Registered Public Accounting Firm for the Year ended March 31, 2013" to be filed with the Securities and Exchange Commission on or before June 15, 2012, and is incorporated herein by reference.

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

Exhibit No.	Description

10.6	Form of Indemnification Agreement which has been established with all directors and executive officers of the Company (filed as Exhibit 10.9 to Form 8-K dated February 10, 1994).

10.7	Capital Southwest Corporation 1999 Stock Option Plan (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 2000).

10.8	Severance Pay Agreement with William M. Ashbaugh (filed as Exhibit 10.1 to Form 8-K dated July 18, 2005).

10.10	Severance Pay Agreement with Jeffrey G. Peterson (filed as Exhibit 10.4 to Form 8-K dated July 18, 2005).

10.15*	Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011

13.1 *	Selected Consolidated Financial Data.

21.1 *	List of subsidiaries of the Company.

23.1 *	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

31.1 *	Certification of Chairman of the Board and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

31.2 *	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

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

Date:  June 1, 2012

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary L. Martin	Chairman of the Board and President	June 1, 2012
Gary L. Martin	(chief executive officer)

/s/ Samuel B. Ligon	Director	June 1, 2012
Samuel B. Ligon

/s/ Gary L. Martin	Director	June 1, 2012
Gary L. Martin

/s/ T. Duane Morgan	Director	June 1, 2012
T. Duane Morgan

/s/ Richard F. Strup	Director	June 1, 2012
Richard F. Strup

/s/ John H. Wilson	Director	June 1, 2012
John H. Wilson

/s/ Tracy L. Morris	Chief Financial Officer	June 1, 2012
Tracy L. Morris	(chief financial/accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1	Rule 13a-15(e) and 15d-15(e) an 13a-15(f) and 15d-15(f) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) and 15d-15(e) an 13a-15(f) and 15d-15(f) Certification of Chief Financial Officer

32.1	Section 13(a) or 15(d) Certification of Chief Executive Officer

32.2	Section 13(a) or 15(d) Certification of Chief Financial Officer