Form 10-Q
period 2012-06-30
CAPITAL SOUTHWEST CORP
filed 2012-08-06
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,798,078 shares of Common Stock, $1 par value, as of July 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except per share data)

	June 30	March 31
	2012	2012
Assets	(Unaudited)
Investments at market or fair value
Companies more than 25% owned (Cost: June 30, 2012 - $12,678, March 31, 2012 - $14,870)	$286,825	$283,575
Companies 5% to 25% owned (Cost: June 30, 2012 - $15,594, March 31, 2012 - $14,003)	126,743	209,222
Companies less than 5% owned (Cost: June 30, 2012 - $66,354, March 31, 2012 - $60,120)	72,090	65,749
Total investments (Cost: June 30, 2012 - $94,626, March 31, 2012 - $88,993)	485,658	558,546
Cash and cash equivalents	65,735	64,895
Receivables
Dividends and interest	2,176	1,741
Affiliates	–	220
Other	921	–
Pension assets	7,445	7,349
Other assets	203	238
Total assets	$562,138	$632,989
Liabilities
Other liabilities	$512	$688
Investment commitment payable	5,950	–
Accrued pension cost	1,589	1,568
Deferred income taxes	2,053	2,027
Total liabilities	10,104	4,283
Net Assets
Common stock, $1 par value: authorized, 5,000,000 shares; issued, 4,382,956 shares at June 30, 2012 and 4,339,416 March 31, 2012	4,383	4,339
Additional capital	181,070	177,841
Accumulated net investment income/ (loss)	(1,075)	412
Accumulated net realized gain	561	498
Unrealized appreciation of investments	391,032	469,553
Treasury stock - at cost on 584,878 shares	(23,937)	(23,937)
Total net assets	552,034	628,706
Total liabilities and net assets	$562,138	$632,989
Net asset value per share (on the 3,798,078 shares outstanding at June 30, 2012 and 3,754,538 March 31, 2012)	$145.73	$167.45

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30
	2012	2011
Investment income:
Interest	$587	$453
Dividends	572	572
Management fees and other income	292	171
	1,451	1,196
Operating expenses:
Salaries	617	472
Stock option expense	257	245
Net pension benefit	(75)	(73)
Professional fees	307	305
Other operating expenses	313	216
	1,419	1,165
Income before income taxes	32	31
Income tax expense	14	17

Net investment income	$18	$14

Proceeds from disposition of investments	67,505	39
Cost of investments sold	617	5,950
Net realized gain (loss) on investments	66,888	(5,911)

Net decrease in unrealized appreciation of investments	(78,521)	(4,558)

Net realized and unrealized loss on investments	$(11,633)	$(10,469)

Decrease in net assets from operations	$(11,615)	$(10,455)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30
	2012	2011
Operations:
Net investment income	$18	$14
Net realized gain (loss) on investments	66,888	(5,911)
Net decrease in unrealized appreciation of investments	(78,521)	(4,558)
Decrease in net assets from operations	(11,615)	(10,455)
Distributions from:
Undistributed net investment income	(1,505)	(1,501)
Undistributed net realized gain	(66,826)	-
Capital share transactions:
Exercise of employee stock options	3,017	-
Stock option expense	257	245
Decrease in net assets	(76,672)	(11,711)
Net assets, beginning of period	628,706	539,233
Net assets, end of period	$552,034	$527,522

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30
	2012	2011
Cash flows from operating activities
Decrease in net assets from operations	$(11,615)	$(10,455)
Adjustments to reconcile decrease in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds from disposition of investments	67,505	39
Proceeds from repayment of loans	-	111
Purchases of securities	(6,251)	(9,822)
Depreciation and amortization	11	5
Net pension benefit	(75)	(73)
Realized (gain) loss on investments before income tax	(66,888)	5,911
Net decrease in unrealized appreciation of investments	78,521	4,558
Stock option expense	257	245
Increase in dividend and interest receivable	(435)	(229)
(Increase) /Decrease in receivables from affiliates and other receivables	(701)	340
Increase in other assets	25	1
(Decrease)/Increase in other liabilities	(176)	22
Increase in commitment payable	5,950	-
Increase in deferred income taxes	26	25
Net cash provided by (used in) operating activities	66,154	(9,322)
Cash flows from financing activities
Distributions from undistributed net investment income	(1,505)	(1,501)
Proceeds from exercise of employee stock options	3,017	–
Dividends paid from net realized gain	(66,826)	–
Purchase of treasury stock	–	–
Net cash used in financing activities	(65,314)	(1,501)
Net increase (decrease) in cash and cash equivalents	840	(10,823)
Cash and cash equivalents at beginning of period	64,895	45,498
Cash and cash equivalents at end of period	$65,735	$34,675
Supplemental disclosure of cash flow information:
Income taxes	$–	$–

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	‡2,832,300 shares common stock (acquired 4-1-73 thru 5-09-11)	$2,190,937	$88,802,196
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,299,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,100,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	780,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	73.4%	12% subordinated secured promissory note, due 5-9-2016 (acquired 5-19-10 thru 10-20-10)	779,278	494,000
		12% subordinated secured promissory note, due 5-9-2017 (acquired 5-9-11 thru 10-26-11)	2,285,700	1,448,000
		12% subordinated secured promissory note, due 8-31-2016 (acquired 9-9-11 and 10-26-11)	1,523,800	965,000
		10% subordinated secured promissory note, due 5-9-2017 (acquired 7-14-08 thru 4-28-10)	6,200,700	3,928,000
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,269,833 shares of common stock at $1.00 per share, expiring 8-31-2021 (acquired 5-9-11 thru 8-31-11)	–	–
			13,822,888	6,835,001
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	6.2%	‡1,312,500 shares common stock (acquired 9-10-92 thru 10-15-98)	5,200,000	35,135,625

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
EXTREME INTERNATIONAL, INC. Sugar Land, Texas Owns Bill Young Productions, Texas Video and Post, and Extreme and television commercials and corporate communications videos.	53.6%	13,035 shares Series A Common Stock (acquired 9-26-08 and 12-18-08)	325,875	734,000
		39,359.18 shares Series C Convertible Preferred Stock, convertible into 157,437.72 shares of common stock at $25.00 per share (acquired 9-30-03)	2,625,000	8,869,000
		3,750 shares 8% Series A Convertible Preferred Stock, convertible into 15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	845,000
			3,325,875	10,448,000
¥†HEELYS, INC. Carrollton, Texas Heelys stealth skate shoes, equipment and apparel sold through sporting goods chains, department stores and footwear retailers.	31.1%	‡9,317,310 shares common stock (acquired 5-26-00)	102,490	17,796,062
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡582,820 shares common stock (acquired 8-27-99)	202,529	10,514,073
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	23%	17,391,304 shares Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		4,684,967 shares Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21 (acquired 9-13-10 thru 1-21-11)	–	–
			5,078,479	5,078,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.5%	3,846,154 Class D shares (acquired 5-20-11)	5,000,000	5,574,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	7,142,857 shares Series B-2 Convertible Preferred Stock, convertible into 7,142,857 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	4,700,000
		Warrants to purchase 67,789 shares of preferred stock at $ 0.70 per share, expiring 1-26-2012	-	-
			5,000,000	4,700,000
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	2,600,000
		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	12,800,000
			5,415,000	15,400,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	7.7%	12.3% senior subordinated notes, $2,000,000 principal due 12-18-2015 (acquired 9-25-06)	1,553,150	2,000,000
		150,000 shares common stock (acquired 10-18-01)	150,000	2
			1,703,150	2,000,002
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	173,800,000
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	792,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	29.9%	217,038 shares Series A Convertible Preferred Stock convertible into 217,038 shares of Series A preferred stock at $12.65 per share (acquired 6-29-2012)	3,203,000	3,203,000
		7% senior subordinated secured promissory note, due 6-30-2017 (acquired 6-29-2012)	2,747,000	2,747,000
		Warrants to purchase 122,239 shares of Series A preferred stock at $ 0.01 per share, expiring 1-26-2012	-	-
			5,950,000	5,950,000
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	25.4%	18% convertible promissory note, $3,200,000 principal due 9-17-2012 (acquired 4-6-11 thru 11-10-11)	3,200,000	3,200,000
		1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,061,279 common stock at $4.64 per share (acquired 12-8-08 and 2-17-09)	5,000,000	6,800,000
			8,200,000	10,000,000
VIA HOLDINGS, INC. Sparks, Nevada Designer, manufacturer and distributor of high-quality office seating.	3.2%	12,686 shares common stock (acquired 3-4-11 and 3-25-11)	4,926,290	2
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.1%	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000

¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	68,200,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 6-18-10)	1,725,000	1,534,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
Miscellaneous (continued)	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-30-11)	5,850,470	5,012,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	1,331,256	1,548,000
	100.0%	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10)	3,703,619	5,632,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	76,000	201,000
	–	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 10-20-11)	1,180,000	1,735,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	771,000
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	162,000
	–	STARTech Seed Fund I 12.1% limited partnership interest (acquired 4-17-98 thru 1-5-00)	178,066	34,000
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	843,891	384,000
	–	Sterling Group Partners I, L.P. 1.7% limited partnership interest (acquired 4-20-01 thru 1-24-05)	1,064,042	416,000
TOTAL INVESTMENTS			$94,626,397	$485,658,440

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	‡2,832,300 shares common stock (acquired 4-1-73 thru 5-09-11)	$2,190,937	$85,138,938
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,299,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,100,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	600,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	73.4%	12% subordinated secured promissory note, due 5-9-2016 (acquired 5-19-10 thru 10-20-10)	779,278	444,189
		12% subordinated secured promissory note, due 5-9-2017 (acquired 5-9-11 thru 10-26-11)	2,285,700	1,302,849
		12% subordinated secured promissory note, due 8-31-2016 (acquired 9-9-11 and 10-26-11)	1,264,754	720,910
		10% subordinated secured promissory note, due 5-9-2017 (acquired 7-14-08 thru 4-28-10)	6,200,700	3,534,399
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,269,833 shares of common stock at $1.00 per share, expiring 8-31-2021 (acquired 5-9-11 thru 8-31-11)	–	–
			13,563,842	6,002,348
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	16.9%	‡4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	121,458,210

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
EXTREME INTERNATIONAL, INC. Sugar Land, Texas Owns Bill Young Productions, Texas Video and Post, and Extreme and television commercials and corporate communications videos.	53.6%	13,035 shares Series A Common Stock (acquired 9-26-08 and 12-18-08)	325,875	714,000
		39,359.18 shares Series C Convertible Preferred Stock, convertible into 157,437.72 shares of common stock at $25.00 per share (acquired 9-30-03)	2,625,000	8,626,000
		3,750 shares 8% Series A Convertible Preferred Stock, convertible into 15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	822,000
			3,325,875	10,162,000
¥†HEELYS, INC. Carrollton, Texas Heelys stealth skate shoes, equipment and apparel sold through sporting goods chains, department stores and footwear retailers.	31.1%	‡9,317,310 shares common stock (acquired 5-26-00)	102,490	20,498,082
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	13,637,271
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	25.3%	17,391,304 shares Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		4,684,967 shares Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21 (acquired 9-13-10 thru 1-21-11)	–	–
			5,078,479	5,078,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.5%	3,846,154 Class D shares (acquired 5-20-11)	5,000,000	5,000,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	7,142,857 shares Series B-2 Convertible Preferred Stock, convertible into 10,204,082 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	3,200,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	3,100,000
		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	15,600,000
			5,415,000	18,700,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	7.7%	12.3% senior subordinated notes, $2,000,000 principal due 12-18- 2015 (acquired 9-25-06)	1,553,150	2,000,000
		150,000 shares common stock (acquired 10-18-01)	150,000	2
			1,703,150	2,000,002
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	166,300,000
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	802,000
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	29.4%	18% convertible promissory note, $3,200,000 principal due 9-17-2012 (acquired 4-6-11 thru 11-10-11)	3,200,000	3,200,000
		1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,061,279 common stock at $4.64 per share (acquired 12-8-08 and 2-17-09)	5,000,000	6,600,000
			8,200,000	9,800,000
VIA HOLDINGS, INC. Sparks, Nevada Designer, manufacturer and distributor of high-quality office seating.	3.2%	12,686 shares common stock (acquired 3-4-11 and 3-25-11)	4,926,290	2
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.1%	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000

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

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
Miscellaneous (continued)	–	Sterling Group Partners I, L.P. 1.7% limited partnership interest (acquired 4-20-01 thru 1-24-05)	1,064,042	511,000
TOTAL INVESTMENTS			$88,992,822	$558,546,332

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Schedule of Investments

(a)	Equity

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

Unrestricted securities (indicated by ‡) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable.  At June 30, 2012 and March 31, 2012, restricted securities represented approximately 68.7% and 56.9% of the value of the consolidated investment portfolio, respectively.

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

Partnership Interests, Preferred Equity and Common Equity, including unrestricted marketable securities, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date. For those without a principal market, our Board of Directors considers the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer’s securities; the values of similar securities issued by companies in similar businesses; and the proportion of the issuer’s securities owned by the Company.  Investments in certain entities that calculate net asset value per share (or its equivalent) and for which fair market value is not readily determinable are valued using the net asset value per share (or its equivalent, such as member units or ownership interest in partners’ capital to which a proportionate share of net assets is attributed) of the investment.

Equity Warrants are valued on the basis of the Black-Scholes model which defines the market value of a warrant in relation to the market price of its common stock, share price volatility, and time to maturity.

(d)	Agreements between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the Company disposing of such common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at June 30, 2012 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

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

The financial statements included herein have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report in Form 10-K for the year ended March 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission (SEC).  Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures provided in this Form 10-Q are adequate for a fair presentation.  The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.

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

Fair Value Measurements We adopted FASB ASC Topic 820 on April 1, 2008.  ASC Topic 820 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value.  The Topic applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements.  The Topic does not change existing accounting rules governing what can or what must be recognized and reported at fair value in our financial statements, or disclosed at fair value in our notes to financial statements.  Additionally, ASC Topic 820 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Topic when measuring fair value.

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

Pursuant to our internal valuation process, each portfolio company is valued once a quarter.  In addition to our internal valuation process, our Board of Directors retains a nationally recognized firm to provide limited scope third party valuation services on certain portfolio investments at the end of our fiscal year.  Our Board of Directors retained Duff & Phelps to provide limited scope third party valuation services on six investments comprising 85.8% of our net asset value at March 31, 2012.  For full disclosure of Duff & Phelps’ services, see page 5 of the Form 10-K under the heading “Determination of Net Asset Value and Portfolio Valuation Process.”

We believe our investments at June 30, 2012 and March 31, 2012 approximate fair value based on the market in which we operate and other conditions in existence as of these dates.

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

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. Historically, we have not distributed net capital gains; however, during the quarter ended June 30, 2012 we distributed capital gains dividends in the amount of $17.59 per share to our shareholders. When we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35%.  As an investment company that qualifies as a RIC under the IRC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 4 for further discussion.

CSMC, a wholly owned subsidiary of CSC, is not a RIC and is required to pay taxes at the current corporate rate.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the three months ended June 30, 2012 and 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on our financial condition and results of operations. See Note 3 Investment for further information regarding valuation technique and quantitative information about the significant unobservable inputs utilized by our Company to value Level 3 investments.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by the Accounting Standard Codification (“ASC”).  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•
Level 1:  Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.  We use Level 1 inputs for publicly traded securities.  Such investments are valued at the closing price for listed securities and at the lower of the closing bid price or the closing sale price for  NASDAQ securities on the valuation date.

•
Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data.  We did not value any of our investments using Level 2 inputs as of June 30, 2012 and 2011.

•
Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment.  We use Level 3 inputs for measuring the fair value of approximately 68.7% of our investments.

As required by Topic ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within the fair value measurement is categorized based on the lowest level input that is significant to the fair value measurement which may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3).  Therefore, gains and losses for such investments categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable (Level 3).  We conduct reviews of fair value hierarchy classifications on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification of certain investments.

Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions. The fair value determination of each portfolio company requires one or more of the following unobservable inputs:

•
Financial information obtained from each portfolio company, including audited and unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;

•	Current and projected financial condition of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	Projected operating results of the portfolio company;

•	Current information regarding any offers to purchase the investment or recent private sales transactions;

•	Current ability of the portfolio company to raise any additional financing as needed;

•	Change in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant

Preferred Stock and Common Stock

The significant unobservable inputs used in the fair value measurement of our equity securities are EBITDA multiples, revenue multiples, net book values, tangible book value multiples, and the weighted average cost of capital (“WACC”). Generally, increases or decreases in EBITDA or revenue multiple inputs result in a higher or lower fair value measurement, respectively. Generally, increases or decreases in WACC inputs result in a lower or higher fair value measurement, respectively. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third party-appraisals. For recent investments, we generally rely on our cost basis to determine the fair value unless fair market value is deemed to have departed from this level.

Debt Securities

The significant unobservable inputs used in the fair value measurement of our debt securities are risk adjusted discount factors used in the yield valuation technique and probability of principal recovery. Significant increase or decrease in any of these valuation inputs in isolation would result in a significantly lower or higher fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third party inputs.

Limited Partnership or Limited Liability Company Interests

For recent investments, we evaluate limited partnership or limited liability company interests at cost, which is deemed to represent market value, unless or until there is substantive evidence that cost does not correspond to fair value. Thereafter, these securities are generally valued at our percentage interest of the fund or company's calculated net asset value, unless there is a substantive evidence that the net asset value does not correspond to fair value. All funds are valued in accordance to Topic ASC 820.

Warrants

We generally use the Black-Scholes option pricing model to determine the fair value of warrants held in our portfolio. Option pricing models, including the Black-Scholes model, require the use of subjective inputs, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. In the Black-Scholes model, variation in the expected volatility or expected term assumptions has a significant impact on fair value.

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company to value our Level 3 investments. Unobservable inputs are those inputs for which little or no market data exists and therefore require an entity to develop its own assumptions. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

Type	Valuation Technique	Fair Value (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$278.0	EBITDA Multiple	3.25x - 6.50x		5.76	x
	Market Approach	$8.2	Revenue Multiple	1.10x - 3.00x		1.42	x
	Net Book Value	$5.7	Cash and Asset Value	NA		NA
	Discounted Cash Flow	$4.4	Discount Rate	3.32% - 18.00%		15.35%
	Market Approach	$2.3	Multiple of Tangible Book Value	1.00	x	1.00	x
	Market Approach	$8.3	Recent Transaction Price	NA		NA
	Market Approach	$0.2	Market Value of Held Securities	NA		NA
		$307.1
Warrants	Black Scholes Pricing Model	$0.0	Stock Price	$0.00		$0.00

Debt	Discounted Cash Flow	$8.9	Discount Rate	11.75% - 17.42%		16.14%
	Face Value	$5.9	Recent Transaction Price	NA		NA
		$14.8
Partnership Interests	Net Asset Value*	$11.6	Fund Value	NA		NA
	Total	$333.5

*All funds are valued in accordance with ASC 820.

As of June 30, 2012 and March 31, 2012, 68.7% and 56.9%, respectively, of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2012 and March 31, 2012 (in millions):

		Fair Value Measurements at 6/30/12 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$14.8	$	−	$	−	$14.8
Partnership Interests	11.6		−		−	11.6
Preferred Equity	39.3		−		−	39.3
Common Equity	420.0		152.2		−	267.8
Total Investments	$485.7		$152.2	$	−	$333.5

		Fair Value Measurements at 3/31/12 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$11.2	$	−	$	−	$11.2
Partnership Interests	11.0		−		−	11.0
Preferred Equity	33.9		−		−	33.9
Common Equity	502.4		240.7		−	261.7
Total Investments	$558.5		$240.7	$	−	$317.8

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the quarter ended June 30, 2012 (in millions):

	Fair Value 3/31/12	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized		New / Add-On Invest- ments	Divesti- tures		Fair Value 6/30/12
Debt	$11.2	$0.6	$	−	$3.0	$	−	$14.8
Partnership Interest	11.0	0.6		−	−		−	11.6
Preferred Equity	33.9	2.2		−	3.2		−	39.3
Common Equity	261.7	6.1		−	−		−	267.8
Total Investments	$317.8	$9.5	$	−	$6.2	$	−	$333.5

The total unrealized gains included in earnings that related to assets still held at report date for the three months ended June 30, 2012 and 2011 were $4,389,243 and $4,558,159, respectively.

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

For the quarter ended June 30, 2011 and 2012, CSC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains.  We had $560,689 and $498,438 of undistributed long term capital gains, as of June 30, 2012 and March 31, 2012, respectively.

During the quarter ended June 30, 2012, we distributed $17.59 per share to our shareholders. This distribution is generally taxable to the shareholders as a long term capital gain.

6.	EMPLOYEE STOCK OPTION PLANS

On July 20, 2009, shareholders approved our 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers  and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares.  All options are granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 38,750 shares at a price of $76.74 (market price at the time of the grant) were granted on October 19, 2009. Additionally, options to purchase 20,000 shares at a price of $95.79 (market price at time of the grant) were granted on March 22, 2010, options to purchase 15,000 shares at a price of $88.20 were granted on July 19, 2010 and options to purchase 10,000 shares at a price of $96.92 were granted on July 18, 2011. During the quarter ended June 30, 2012, 18,800 options were exercised and 4,000 options were forfeited, thus leaving 60,950 options outstanding and 60,250 options available for grant under the 2009 Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously made under our 1999 Stock Option Plan and outstanding on July 20, 2009 continue in effect governed by provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments.

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.  Accordingly, for the quarters ended June 30, 2012 and 2011, we recognized compensation expense of $224,770 and $244,650, respectively.

As of June 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options was $1,774,717, which will be amortized over the remaining weighted average service period of approximately 2.0 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 18, 2011	$33.07	0.83%	1.45%	40.0%	5
July 19, 2010	$28.58	0.91%	1.73%	37.5%	5
March 22, 2010	$32.56	0.84%	2.43%	37.8%	5
October 19, 2009	$25.36	1.04%	2.36%	37.6%	5

1999 Plan
July 30, 2008	$29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$31.28	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of June 30, 2012:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2011	73,750	$84.24
Granted	10,000	96.92
Exercised	–	–
Canceled	–	–
Balance at March 31, 2012	83,750	$85.75
Granted	–	–
Exercised	(18,800)	78.87
Canceled	(4,000)	88.20
Balance at June 30, 2012	60,950	$87.71

1999 Plan
Balance at March 31, 2011	96,500	$114.78
Granted	–	–
Exercised	(1,500)	65.70
Canceled	–	–
Balance at March 31, 2012	95,000	$113.63
Granted	–	–
Exercised	16,090	95.36
Canceled	–	–
Balance at June 30, 2012	78,910	$126.79
Combined Balance at June 30, 2012	139,860	$107.55

June 30, 2012	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value
Outstanding	2.0 years	$4,306,842
Exercisable	1.2 years	$1,833,046

At June 30, 2012, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $76.74 to $152.98 and 2.0 years, respectively.  The number of options exercisable under the 2009 Plan and the 1999 Plan at June 30, 2012 and 2011, was 55,200 with a weighted-average exercise price of $127.69 and 61,825 with a weighted-average exercise price of $113.04, respectively. During the quarter ended June 30, 2012, 34,890 options were exercised. There were no options exercised during the quarter ended June 30, 2011.

Stock Awards

On January 15, 2012, our Board of Directors approved the issuance of 47,000 shares of restricted stock to certain key employees pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan. A restricted stock award is an award of shares of our common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer), the restrictions over which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are subject to forfeit if employment terminates prior to these restrictions lapsing. These shares vest over a five-year period from the grant date and are expensed over the five-year service period starting on the grant date. The following table summarizes the restricted stock available for issuance as of June 30, 2012:

Restricted stock available for issuance as of March 31, 2012	37,350
Less restricted stock forfeited during the quarter ended June 30, 2012:	1,000
Restricted stock available for issuance as of June 30, 2012	36,350

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of the grant on a straight-line basis over the vesting period in which the restrictions on these stock awards lapse. For these purposes, the fair value of the restricted stock award is determined based on the closing price of our common stock on the date of grant. For the quarter ended June 30, 2012, we recognized total share based compensation expense of $31,997 related to the restricted stock issued to our employees and officers.  For the quarter ended June 30, 2011, no restricted stock was issued.

As of June 30, 2012, the total remaining unrecognized compensation cost related to non-vested restricted stock awards was $650,826, which will be amortized over the weighted-average service period of approximately 4.5 years.

The following table represents a summary of the activity for our restricted stock awards for the fiscal year ended June 30, 2012:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2012	9,650	$83.60	4.8
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	1,000	$83.60	−
Unvested at June 30, 2012	8,650	$83.60	4.5

Phantom Stock Plan

On January 16, 2012, our Board of Directors approved the issuance of 26,000 phantom stock options to certain key employees pursuant to the Capital Southwest Corporation Phantom Stock Option Plan to provide deferred compensation to certain key employees.  Under the plan, awards vest on the fifth anniversary of the award date. Upon exercise of the phantom option, a cash payment in an amount for each Phantom share equal to estimated fair market value minus the phantom option exercise price will be distributed to plan participants. The exercise price of each phantom share is $146.95 (Net Asset Value at December 31, 2011), and estimated fair market value of phantom stock awards is calculated based on our net asset value, as of December 31 of each year.

The following table represents a summary of the activity for our phantom stock plan for the fiscal year ended June 30, 2012:

Phantom Stock Awards	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2012	26,000	$146.95	4.8
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	2,500	$146.95	−
Unvested at June 30, 2012	23,500	$146.95	4.5

7.	COMMITMENTS

From time to time the Company may be liable for claims against its portfolio companies.  We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

CSC has agreed, subject to certain conditions, to invest up to $10,138,169 in nine portfolio companies as of June 30, 2012.

On June 28, 2012, we completed a $5,950,000 investment in TitanLiner, Inc. The transaction was funded on July 2, 2012, leaving a commitment payable of $5,950,000 at June 30, 2012.

8.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
Per Share Data	2012	2011
Investment income	$.38	$.32
Operating expenses	(.37)	(.31)
Income taxes	(.01)	(.01)
Net investment income	.00	.00
Distributions from undistributed net investment income	(.40)	(.40)
Net realized gain net of tax	17.61	(1.58)
Net decrease in unrealized appreciation of investments	(20.67)	(1.21)
Distribution from Undistributed net realized gains	(17.59)	-
Capital Share transactions:
Exercise of employee stock options	(0.74)	-
Stock option expense	.07	.07
Decrease in net asset value	(21.72)	(3.12)
Net asset value
Beginning of period	167.45	143.68
End of period	$145.73	$140.56

Item 2. –	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” “might,” “could,” “continue” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in this Form 10-Q, and in our Form 10-K for the year ended March 31, 2012.  The forward-looking statements made in this Form 10-Q related only to events as of the date on which the statements are made.  You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the year ended March 31, 2012.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Net Investment Income

For the three months ended June 30, 2012, total investment income was $1,450,865, a $254,189, or 21.2%, increase from the $1,196,676 total investment income for the three months ended June 30, 2011.  This comparable period increase was primarily attributable to CapitalSouth Partners Fund III, L.P.‘s distribution of profits of $104,053 during the first quarter of 2012.

The Company’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and provides minimal current yield in the form of interest or dividends.  The Company also earns interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the three months ended June 30, 2012 and 2011, the Company also had interest income from temporary cash investments of $20,418 and $10,273, respectively.

The Company also receives management fees primarily from its controlled affiliates, which aggregated $143,950 and $132,200 for the three months ended June 30, 2012 and 2011, respectively.

During the three months ended June 30, 2012 and 2011, the Company recorded dividend income from the following sources:

	Three Months Ended June 30,
	2012	2011
Alamo Group, Inc.	$169,818	$169,818
Encore Wire Corporation	81,735	81,735
The RectorSeal Corporation	240,000	240,000
TCI Holdings, Inc.	20,318	20,318
The Whitmore Manufacturing Company	60,000	60,000
	$571,871	$571,871

Due to the nature of its business, the majority of the Company’s operating expenses are related to employee and director compensation, office expenses, legal, professional and accounting fees and the net pension benefit.  Total operating expenses, increased by $253,408 or 21.7% during the three months ended June 30, 2012 as compared to the quarter ended June 30, 2011.  The increase in 2012 is primarily due to compensation adjustments which went into effect in July 2011 as well as staff growth.

Net Realized Gain (Loss) on Investments

During the quarter ended June 30, 2012, we sold 2,774,250 shares of common stock in Encore Wire Corporation held by our subsidiary, CSVC, to Encore Wire generating a capital gain of $66,037,485. We also sold 50,000 shares of common stock of Hologic, Inc. generating a capital gain of $850,548. In addition, we declared and paid a cash dividend in the amount of $17.59 per share of common stock. As a result, we have undistributed net realized gains of $62,251 during the first quarter ended June 30, 2012.

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

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the quarter ended June 30, 2012, we recognized a $78,521,467 decrease in net change in unrealized appreciation of investments.  The largest decreases in unrealized appreciation are attributable to Encore Wire Corporation, which decreased $85,722,585 primarily due to our recent sales of CSVC’s interest in Encore Wire Corporation as well as a decline in their stock price; Heelys, Inc. decreased $2,702,020 attributable to decreases in stock price; Hologic, Inc. decreased $3,105,727 attributable primarily to recent sales of 50,000 shares as well as a decrease in stock price at June 30, 2012; and Media Recovery, Inc. decreased 3,300,000 due to slowdowns in their respective business segments. Offsetting these decreases were Alamo Group, Inc. which increased $3,663,258 due to an increase in stock price; The Rectorseal Corporation, which increased $7,500,000; KBI Biopharma, which increased $1,500,000; The Whitmore Manufacturing Company, which increased $1,000,000; Cinatra Clean Technologies, Inc., which increased $573,607; and Instawares Holding Company, LLC. increased $574,000. All of these increases were attributable to increases in the entities’ respective earnings.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended June 30,
	2012	2011
Alamo Group, Inc.	$3,663,258	$(8,452,900)
Cinatra Clean Technologies, Inc.	573,607	-
Encore Wire Corporation	(85,722,585)	7,151,813
Heelys, Inc	(2,702,020)	(326,106)
Hologic, Inc.	(3,105,727)	(1,278,297)
Instawares Holding Company, LLC	574,000	-
KBI Biopharma, Inc.	1,500,000	(2,600,000)
Media Recovery, Inc.	(3,300,000)	(4,200,000)
The RectorSeal Corporation	7,500,000	200,000
The Whitmore Manufacturing Company	1,000,000	3,800,000

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – June 30, 2012 and March 31, 2012.”

Portfolio Investments

During the quarter ended June 30, 2012, we invested $5,950,000 into a new investment, TitanLiner Inc., and $301,046 in existing portfolio companies.

We have agreed, subject to certain conditions, to invest up to $10,138,169 in nine portfolio companies as of June 30, 2012.

Financial Liquidity and Capital Resources

At June 30, 2012, the Company had cash and cash equivalents of approximately $65.7 million.  Pursuant to the SBA regulations, cash and cash equivalents of $2.7 million held by CSVC may not be transferred or advanced to CSC without the consent of the SBA.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter ended June 30, 2012 to the critical accounting policies or the area that involve the use of significant judgments or estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $14,782,001 at June 30, 2012, equivalent to 3.0% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income.  Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

A portion of our investment portfolio consists of debt and equity securities of private companies.  We anticipate little or no effect on the values of these investments from modest changes in public market equity valuations.  Should significant changes in market valuations of comparable publicly traded companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments.  A portion of our investment portfolio also consists of unrestricted, freely marketable common stock of publicly traded companies.  These freely marketable investments, which are valued at the public market price, are directly exposed to equity price risks because a change in an issuer’s public market equity price would result in an identical change in the value of our investment in such security.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chairman of the Board and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, our Chairman of the Board and President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under Securities Exchange Act of 1934.

During the fiscal quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes to our risk factors disclosed in Item 1A. “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chairman of the Board and President required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act, filed herewith.
32.1	Certification of Chairman of the Board and President required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION

August 6, 2012	By:	/s/ Gary L. Martin
Date		Gary L. Martin Chairman of the Board and President

August 6, 2012	By:	/s/ Tracy L. Morris
Date		Tracy L. Morris Chief Financial Officer