Form 10-Q
period 2012-09-30
CAPITAL SOUTHWEST CORP
filed 2012-11-09
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

3,798,393 shares of Common Stock, $1 par value, as of November 8, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except per share data)

	September 30	March 31
	2012	2012
Assets	(Unaudited)
Investments at market or fair value
Companies more than 25% owned (Cost: September 30, 2012 - $12,679, March 31, 2012 - $14,870)	$325,603	$283,575
Companies 5% to 25% owned (Cost: September 30, 2012 - $15,594, March 31, 2012 - $14,003)	136,653	209,222
Companies less than 5% owned (Cost: September 30, 2012 - $66,643, March 31, 2012 - $60,120)	74,013	65,749
Total investments (Cost: September 30, 2012 - $94,916, March 31, 2012 - $88,993)	536,269	558,546
Cash and cash equivalents	59,687	64,895
Receivables
Dividends and interest	2,618	1,741
Affiliates	312	220
Other	21	–
Pension assets	7,443	7,349
Other assets	209	238
Total assets	$606,559	$632,989
Liabilities
Other liabilities	$592	$688
Accrued pension cost	1,645	1,568
Deferred income taxes	2,079	2,027
Total liabilities	4,316	4,283
Net Assets
Common stock, $1 par value: authorized, 5,000,000 shares; issued, 4,380,956 shares at September 30, 2012 and 4,339,416 at March 31, 2012	4,381	4,339
Additional capital	181,088	177,841
Accumulated net investment income/ (loss)	(1,196)	412
Accumulated net realized gain	554	498
Unrealized appreciation of investments	441,353	469,553
Treasury stock - at cost on 584,878 shares	(23,937)	(23,937)
Total net assets	602,243	628,706
Total liabilities and net assets	$606,559	$632,989
Net asset value per share (on the 3,796,078 shares outstanding at September 30, 2012 and 3,754,538 at March 31, 2012)	$158.65	$167.45

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2012	2011	2012	2011
Investment income:
Interest	$591	$484	$1,178	$937
Dividends	668	621	1,240	1,193
Management and directors’ fees	85	152	377	324
	1,344	1,257	2,795	2,454
Operating expenses:
Salaries	746	511	1,363	983
Stock option expense	15	259	272	503
Net pension expense/(benefit)	58	(77)	(17)	(150)
Professional fees	269	234	576	539
Other operating expenses	350	278	663	495
	1,438	1,205	2,857	2,370
Income/(loss) before income taxes	(94)	52	(62)	84
Income tax expense	27	29	40	47

Net investment income/ (loss)	$(121)	$23	$(102)	$37

Proceeds from disposition of investments	$-	$18,500	$67,505	$18,539
Cost of investments sold	7	150	624	6,100
Net realized gain/(loss) on investments	(7)	18,350	66,881	12,439

Net increase (decrease) in unrealized appreciation of investments	50,321	(44,076)	(28,200)	(48,634)

Net realized and unrealized gain (loss) on investments	50,314	(25,726)	38,681	(36,195)

Increase (decrease) in net assets from operations	$50,193	$(25,703)	$38,579	$(36,158)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Six Months	Six Months
	Ended	Ended
	September 30, 2012	September 30, 2011
Operations:
Net investment income/(loss)	$(102)	$37
Net realized gain on investments	66,881	12,439
Net decrease in unrealized appreciation of investments	(28,200)	(48,634)
Increase (decrease) in net assets from operations	38,579	(36,158)
Distributions from:
Undistributed net investment income	(1,505)	(1,501)
Net realized gain distribution	(66,826)	-
Capital share transactions:
Exercise of employee stock options	3,017	98
Stock option expense	272	503
Decrease in net assets	(26,463)	(37,058)
Net assets, beginning of period	628,706	539,233
Net assets, end of period	$602,243	$502,175

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2012	2011	2012	2011
Cash flows from operating activities
Increase (decrease) in net assets from operations	$50,193	$(25,703)	$38,579	$(36,158)
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds/(expenses) from disposition of investments	(7)	18,500	67,498	18,539
Return of Capital on Investments	257	–	257	–
Proceeds from repayment of loan securities or investments	–	2,000	–	2,111
Purchases of securities	(545)	(1,678)	(6,796)	(11,500)
Depreciation and amortization	8	5	18	10
Net pension benefit/(expense)	58	(77)	(17)	(150)
Realized (gain)/loss on investments before income tax	7	(18,350)	(66,881)	(12,439)
Net (increase) decrease in unrealized appreciation of investments	(50,321)	44,076	28,200	48,634
Stock option expense	15	259	272	503
Increase in dividend and interest receivable	(442)	(207)	(877)	(436)
Decrease /(increase) in receivables from affiliates	588	(433)	(113)	55
Decrease/ (increase) in other assets	(15)	4	10	5
Increase (decrease) in other liabilities	80	125	(96)	–
Decrease in commitment payable	(5,950)	–	–	–
Increase in deferred income taxes	26	29	52	54
Net cash provided by (used in) operating activities	(6,048)	18,550	60,106	9,228
Cash flows from financing activities
Distributions from undistributed net investment income	–	–	(1,505)	(1,501)
Proceeds from exercise of employee stock options	–	98	3,017	98
Dividends paid from net realized gain	–	–	(66,826)	–
Net cash used in financing activities	–	98	(65,314)	(1,403)
Net increase (decrease) in cash and cash equivalents	(6,048)	18,648	(5,208)	7,825
Cash and cash equivalents at beginning of period	65,735	34,675	64,895	45,498
Cash and cash equivalents at end of period	$59,687	$53,323	$59,687	$53,323

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	‡2,832,300 shares common stock (acquired 4-1-73 thru 5-09-11)	$2,190,937	$95,624,424
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,487,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,200,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	900,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	73.4%	12% subordinated secured promissory note, due 5-9-2016 (acquired 5-19-10 thru 10-20-10)	779,278	280,000
		12% subordinated secured promissory note, due 5-9-2017 (acquired 5-9-11 thru 10-26-11)	2,285,700	821,000
		12% subordinated secured promissory note, due 3-31-2017 (acquired 9-9-11 and 10-26-11)	1,523,800	547,000
		10% subordinated secured promissory note, due 5-9-2017 (acquired 7-14-08 thru 4-28-10)	6,200,700	2,227,000
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,269,833 shares of common stock at $1.00 per share, expiring 8-31-2021 (acquired 5-9-11 thru 8-31-11)	–	–
			13,822,888	3,875,001
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	6.2%	‡1,312,500 shares common stock (acquired 9-10-92 thru 10-15-98)	5,200,000	38,403,750

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
EXTREME INTERNATIONAL, INC. Sugar Land, Texas Owns Bill Young Productions, Texas Video and Post, and Extreme and television commercials and corporate communications videos.	53.6%	13,035 shares Series A Common Stock (acquired 9-26-08 and 12-18-08)	325,875	740,000
		39,359.18 shares Series C Convertible Preferred Stock, convertible into 157,437.72 shares of common stock at $25.00 per share (acquired 9-30-03)	2,625,000	8,930,000
		3,750 shares 8% Series A Convertible Preferred Stock, convertible into 15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	851,000
			3,325,875	10,521,000
¥†HEELYS, INC. Carrollton, Texas Heelys stealth skate shoes, equipment and apparel sold through sporting goods chains, department stores and footwear retailers.	31.1%	‡9,317,310 shares common stock (acquired 5-26-00)	102,490	16,771,158
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡582,820 shares common stock (acquired 8-27-99)	202,529	11,784,620
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	23%	17,391,304 shares Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		4,684,967 shares Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
		10% convertible notes, $308,000 principal due 7-31-2014 (acquired 9-7-12)	308,000	308,000
			5,386,479	5,386,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.5%	3,846,154 Class D shares (acquired 5-20-11)	5,000,000	5,735,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	7,142,857 shares Series B-2 Convertible Preferred Stock, convertible into 7,142,857 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	5,400,000

		Warrants to purchase 67,789 shares of preferred stock at $ 0.70 per share, acquired 1-26-2012	-	-
			5,000,000	5,400,000
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	2,000,000
		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	10,100,000
			5,415,000	12,100,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	7.7%	12.3% senior subordinated notes, $2,000,000 principal due 12-18-2015 (acquired 9-25-06)	1,553,150	1,700,000
		150,000 shares common stock (acquired 10-18-01)	150,000	2
			1,703,150	1,700,002
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	208,600,000
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	796,000
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	29.9%	217,038 shares Series A Convertible Preferred Stock convertible into 217,038 shares of Series A preferred stock at $12.65 per share (acquired 6-29-2012)	3,203,000	3,203,000
		7% senior subordinated secured promissory note, due 6-30-2017 (acquired 6-29-2012)	2,747,000	2,747,000
		Warrants to purchase 122,239 shares of Series A preferred stock at $ 0.01 per share, expiring 1-26-2012	-	-
			5,950,000	5,950,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)

TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	25.4%	18% convertible promissory note, $3,200,000 principal due 9-17-2012 (acquired 4-6-11 thru 11-10-11)	3,200,000	3,200,000
		1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,061,279 common stock at $4.64 per share (acquired 12-8-08 and 2-17-09)	5,000,000	9,000,000
			8,200,000	12,200,000
VIA HOLDINGS, INC. Sparks, Nevada Designer, manufacturer and distributor of high-quality office seating.	3.2%	12,686 shares common stock (acquired 3-4-11 and 3-25-11)	4,926,290	2
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.1%	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	77,100,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 6-18-10)	1,725,000	1,571,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-30-11)	5,850,470	5,009,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	1,331,256	1,618,000
	100.0%	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10)	3,703,619	5,693,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
Miscellaneous (continued)	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	57,400	179,000
	–	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 10-20-11)	1,180,000	971,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	771,000
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	168,000
	–	†North American Energy Partners, Inc. 77,194 shares common stock (acquired 8-20-12)	236,986	222,319
	–	STARTech Seed Fund I 12.1% limited partnership interest (acquired 4-17-98 thru 1-5-00)	178,066	34,000
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	843,891	400,000
	–	Sterling Group Partners I, L.P. 1.7% limited partnership interest (acquired 4-20-01 thru 1-24-05)	827,056	73,000
TOTAL INVESTMENTS			$94,915,797	$536,268,755

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

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
EXTREME INTERNATIONAL, INC. Sugar Land, Texas Owns Bill Young Productions, Texas Video and Post, and Extreme and television commercials and corporate communications videos.	53.6%	13,035 shares Series A Common Stock (acquired 9-26-08 and 12-18-08)	325,875	714,000
			2,625,000	8,626,000
		39,359.18 shares Series C Convertible Preferred Stock, convertible into 157,437.72 shares of common stock at $25.00 per share (acquired 9-30-03)
		3,750 shares 8% Series A Convertible Preferred Stock, convertible into 15,000 shares of common stock at $25.00 per share (acquired 9-30-03)	375,000	822,000
			3,325,875	10,162,000
¥†HEELYS, INC. Carrollton, Texas Heelys stealth skate shoes, equipment and apparel sold through sporting goods chains, department stores and footwear retailers.	31.1%	‡9,317,310 shares common stock (acquired 5-26-00)	102,490	20,498,082
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡632,820 shares common stock (acquired 8-27-99)	220,000	13,637,271
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	25.3%	17,391,304 shares Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		4,684,967 shares Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
			5,078,479	5,078,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.5%	3,846,154 Class D shares (acquired 5-20-11)	5,000,000	5,000,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	7,142,857 shares Series B-2 Convertible Preferred Stock, convertible into 10,204,082 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	3,200,000

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

The percentages in the “Equity” column express equity interests held by Capital Southwest Corporation and Capital Southwest Venture Corporation (together, the “Company”) in each issuer.  Each percentage represents the amount of the issuer’s common stock the Company owns or can acquire as a percentage of the issuer’s total outstanding common stock, plus stock reserved for all warrants, convertible securities and employee stock options.

(b)	Investments

Unrestricted securities (indicated by ‡) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable.  At September 30, 2012 and March 31, 2012, restricted securities represented approximately 69.6% and 56.9% of the value of the consolidated investment portfolio, respectively.

Our investments are carried at fair value in accordance with the Investment Company Act of 1940 (the “1940 Act”) and FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures.  In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities, for which the market quotations are readily available, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date; other privately held securities are valued as determined in good faith by our Board of Directors.

ASC 820 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”) and excludes transaction costs.  Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset.  The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset.  In determining the principal market for an asset or liability under ASC 820, it is assumed that the reporting entity has access to the market as of the measurement date.

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

(d)	Agreements between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the Company disposing such common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at September 30, 2012 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

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

Organization

Capital Southwest Corporation (“CSW”) was organized as a Texas corporation on April 19, 1961.  Until September 1969, CSW operated as a licensee under the Small Business Investment Act of 1958.  At that time, we transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain assets and our license as a small business investment company ("SBIC").  CSVC is a closed-end, non-diversified investment company registered under the Investment Company Act of 1940 (the “1940 Act”).  Prior to March 30, 1988, CSW was registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, CSW elected to become a Business Development Company (“BDC”) subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980.  Because CSW wholly owns CSVC, the portfolios of both CSW and CSVC are referred to collectively as “our,” “we” and “us.”  Capital Southwest Management Company (“CSMC”), a wholly-owned subsidiary of CSW, is the management company for CSW and CSVC.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for its day-to-day operations.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Under rules and regulations applicable to investment companies, we are precluded from consolidating any entity other than another investment company.  An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Accordingly, our consolidated financial statements include CSMC, our management company.

The financial statements included herein have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission (SEC).  Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures provided in this Form 10-Q are adequate for a fair presentation.  The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.

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

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements of CSW, CSVC and CSMC.

Fair Value Measurements We adopted FASB ASC 820 on April 1, 2008.  ASC 820 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value.  The Topic applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements.  The Topic does not change existing accounting rules governing what can or what must be recognized and reported at fair value in our financial statements, or disclosed at fair value in our notes to financial statements.  Additionally, ASC 820 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Topic when measuring fair value.

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

We believe our investments at September 30, 2012 and March 31, 2012 approximate fair value based on the market in which we operate and other conditions in existence as of these dates.

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

Federal Income Taxes  CSW and CSVC have elected and intend to comply with the requirements of the Internal Revenue Code (IRC) necessary to qualify as regulated investment companies (RICs).  By meeting these requirements, they will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to comply as a RIC, each company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the IRC, each year.  Investment taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in taxable income until they are realized.

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. Historically, we have not distributed net capital gains; however, during the six months ended September 30, 2012, we distributed capital gains dividends in the amount of $17.59 per share to our shareholders. When we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35%.  As an investment company that qualifies as a RIC under the IRC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 4 for further discussion.

CSMC, a wholly owned subsidiary of CSW, is not a RIC and is required to pay taxes at the current corporate rate.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the six months ended September 30, 2012 and 2011.

Deferred Taxes  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  Deferred taxes related to the qualified defined benefit pension plan are recorded as incurred.

Stock-Based Compensation  We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost over the straight-line method for all share-based payments awards granted to employees prior to April 1, 2006 that remain unvested.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to shared-based compensation expense over the vesting term.  See Note 6 for further discussion.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurements (ASC 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on our financial condition and results of operations. See Note 3 Investment for further information regarding valuation techniques and quantitative information about the significant unobservable inputs utilized by our Company to value Level 3 investments.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by the Accounting Standards Codification (“ASC”).  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

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

●
Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data.  We did not value any of our investments using Level 2 inputs as of September 30, 2012 and 2011.

●
Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment.  We use Level 3 inputs for measuring the fair value of approximately 69.6% of our investments.

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

•	Current and projected financial condition of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	Projected operating results of the portfolio company;

•	Current information regarding any offers to purchase the investment or recent private sales transactions;

•	Current ability of the portfolio company to raise any additional financing as needed;

•	Change in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant.

Preferred Stock and Common Stock

The significant unobservable inputs used in the fair value measurement of our equity securities are EBITDA multiples, revenue multiples, net book values, tangible book value multiples, and the weighted average costs of capital (“WACC”). Generally, increases or decreases in EBITDA or revenue multiple inputs result in a higher or lower fair value measurement, respectively. Generally, increases or decreases in WACC result in a lower or higher fair value measurement, respectively. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third party-appraisals. For recent investments, we generally rely on our cost basis to determine the fair value unless fair value is deemed to have departed from this level.

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

Limited Partnership or Limited Liability Company Interests

For recent investments, we evaluate limited partnership or limited liability company interests at cost, which is deemed to represent market value, unless or until there is substantive evidence that cost does not correspond to fair value. Thereafter, these securities are generally valued at our percentage interest of the fund or company’s calculated net asset value, unless there is substantive evidence that the net asset value does not correspond to fair value. All investments of each fund are valued in accordance with ASC 820.

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

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company to value our Level 3 investments as of September 30, 2012. Unobservable inputs are those inputs for which little or no market data exists and therefore require an entity to develop its own assumptions. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

Type	Valuation Technique	Fair Value (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$317.8	EBITDA Multiple	3.25x - 6.50x		6.27	x
	Market Approach	$19.8	Revenue Multiple	0.30x – 2.02x		1.35	x
	Net Book Value	$6.7	Cash and Asset Value	NA		NA
	Discounted Cash Flow	$0.8	Discount Rate	1.83%		1.83%
	Market Approach	$2.5	Multiple of Tangible Book Value	1.06	x	1.06	x
	Market Approach	$3.2	Recent Transaction Price	NA		NA
	Market Approach	$0.2	Market Value of Held Securities	NA		NA
		$351.0
Warrants	Black Scholes Pricing Model	$0.0	Stock Price and Expected Volatility	$0.00		$0.00

Debt	Discounted Cash Flow	$5.7	Discount Rate	10.35%		10.35%
	Face Value	$6.2	Recent Transaction Price	NA		NA
		$11.9
Partnership Interests	Net Asset Value*	$10.6	Fund Value	NA		NA
	Total	$373.5

*All funds are valued in accordance with ASC 820.

As of September 30, 2012 and March 31, 2012, 69.6% and 56.9%, respectively, of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2012 and March 31, 2012 (in millions):

		Fair Value Measurements at 9/30/12 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$11.9	$	−	$	−	$11.9
Partnership Interests	10.6		−		−	10.6
Preferred Equity	41.9		−		−	41.9
Common Equity	471.9		162.8		−	309.1
Total Investments	$536.3		$162.8	$	−	$373.5

		Fair Value Measurements at 3/31/12 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$11.2	$	−	$	−	$11.2
Partnership Interests	11.0		−		−	11.0
Preferred Equity	33.9		−		−	33.9
Common Equity	502.4		240.7		−	261.7
Total Investments	$558.5		$240.7	$	−	$317.8

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2012 (in millions):

	Fair Value 3/31/12	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized		New / Add-On Invest- ments	Divesti- tures		Fair Value 9/30/12
Debt	$11.2	$(2.3)	$	−	$3.0	$	−	$11.9
Partnership Interest	11.0	(0.1)		−	(0.3)		−	10.6
Preferred Equity	33.9	4.8		−	3.2		−	41.9
Common Equity	261.7	47.4		−	−		−	309.1
Total Investments	$317.8	$49.8	$	−	$5.9	$	−	$373.5

The total unrealized gains included in earnings that related to assets still held at report date for the six months ended September 30, 2012 and 2011 were $54,724,826 and ($36,784,513), respectively.

4.	INCOME TAXES

We operate to qualify as a RIC under Subchapter M of the IRC and have a calendar tax year end of December 31.  In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable ordinary income, based on our tax year, to our shareholders in a timely manner.  Investment company ordinary income includes net short-term capital gains but excludes net long-term capital gains.  A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions” discussed below.  As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders.  For the tax year ended December 31, 2011 and 2010, we declared and paid ordinary dividends in the amounts of $3,003,030 and $2,993,623, respectively.

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

For the quarter ended September 30, 2012 and 2011, CSW and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

CSMC, a wholly owned subsidiary of CSW, is not a RIC and is required to pay taxes at the current corporate rate.  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its wholly owned portfolio companies.  Deferred taxes related to the qualified defined pension plan are recorded as incurred.

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains.  We had $553,689 and $498,438 of undistributed long term capital gains, as of September 30, 2012 and March 31, 2012, respectively.

6.	EMPLOYEE STOCK OPTION PLANS

On July 20, 2009, shareholders approved our 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers  and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares.  All options are granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 38,750 shares at a price of $76.74 (market price at the time of the grant) were granted on October 19, 2009. Additionally, options to purchase 20,000 shares at a price of $95.79 (market price at time of the grant) were granted on March 22, 2010, options to purchase 15,000 shares at a price of $88.20 were granted on July 19, 2010 and options to purchase 10,000 shares at a price of $96.92 were granted on July 18, 2011. During the quarter ended September 30, 2012, 10,000 options were forfeited, thus leaving 50,950 options outstanding and 70,250 options available for grant under the 2009 Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously made under our 1999 Stock Option Plan and outstanding on July 20, 2009 continue in effect governed by provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. During the quarter ended September 30, 2012, 10,395 options were forfeited, thus leaving 68,515 options outstanding under the 1999 Plan.

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.  Accordingly, for the quarters ended September 30, 2012 and 2011, we recognized compensation expense of $4,264 and $258,573, respectively. Decrease in stock option compensation expense for 2012 versus 2011 is due to forfeitures of unexercised stock options that occurred with the departures of employees during the quarter ended September 30, 2012.

As of September 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options was $1,183,858, which will be amortized over the remaining weighted average service period of approximately 1.7 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 18, 2011	$33.07	0.83%	1.45%	40.0%	5
July 19, 2010	$28.58	0.91%	1.73%	37.5%	5
March 22, 2010	$32.56	0.84%	2.43%	37.8%	5
October 19, 2009	$25.36	1.04%	2.36%	37.6%	5

1999 Plan
July 30, 2008	$29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$31.28	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of September 30, 2012:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2011	73,750	$84.24
Granted	10,000	96.92
Exercised	–	–
Canceled	–	–
Balance at March 31, 2012	83,750	$85.75
Granted	–	–
Exercised	(18,800)	78.87
Canceled	(14,000)	95.35
Balance at September 30, 2012	50,950	$88.28

1999 Plan
Balance at March 31, 2011	96,500	$114.78
Granted	–	–
Exercised	(1,500)	65.70
Canceled	–	–
Balance at March 31, 2012	95,000	$113.63
Granted	–	–
Exercised	(16,090)	95.36
Canceled	(10,395)	108.23
Balance at September 30, 2012	68,515	$129.61
Combined Balance at September 30, 2012	119,465	$111.98

September 30, 2012	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value
Outstanding	1.7 years	$3,702,185
Exercisable	1.1 years	$2,303,485

At September 30, 2012, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $76.74 to $152.98 and 1.1 years, respectively.  The total number of options exercisable under both the 2009 Plan and the 1999 Plan at September 30, 2012 and 2011, was 68,715 shares with a weighted-average exercise price of $127.14 and 75,840 with a weighted-average exercise price of $116.75, respectively. During the quarter ended September 30, 2012, 20,395 options were forfeited. There were 1,500 options exercised and new shares issued for $98,550 in cash during the quarter ended September 30, 2011.

Stock Awards

On January 15, 2012, our Board of Directors approved the issuance of 47,000 shares of restricted stock to certain key employees pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan. A restricted stock award is an award of shares of our common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer), the restrictions on which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are subject to forfeit if employment terminates prior to these restrictions lapsing. These shares vest over a five-year period from the grant date and are expensed over the five-year service period starting on the grant date. The following table summarizes the restricted stock available for issuance as of September 30, 2012:

Restricted stock available for issuance as of March 31, 2012	37,350
Less restricted stock forfeited during the year	3,000
Restricted stock available for issuance as of September 30, 2012	40,350

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of the grant on a straight-line basis over the vesting period in which the restrictions on these stock awards lapse. For these purposes, the fair value of the restricted stock award is determined based on the closing price of our common stock on the date of grant. For the quarter ended September 30, 2012, we recognized total share based compensation expense of $11,077 related to the restricted stock issued to our employees and officers.  For the quarter ended September 30, 2011, no restricted stock had been issued.

As of September 30, 2012, the total remaining unrecognized compensation cost related to non-vested restricted stock awards was $472,549, which will be amortized over the weighted-average service period of approximately 4.3 years.

The following table represents a summary of the activity for our restricted stock awards for the fiscal year ended September 30, 2012:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2012	9,650	$83.60	4.8
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	3,000	$83.60	−
Unvested at September 30, 2012	6,650	$83.60	4.3

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

The following table represents a summary of the activity for our phantom stock plan for the fiscal year ended September 30, 2012:

Phantom Stock Awards	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2012	26,000	$146.95	4.8
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	7,500	$146.95	−
Unvested at September 30, 2012	18,500	$146.95	4.3

7.	COMMITMENTS

From time to time, the Company may be liable for claims against its portfolio companies.  We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

CSW has agreed, subject to certain conditions, to invest up to $10,138,169 in nine portfolio companies as of September 30, 2012.

8.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and six months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Six Months Ended September 30
Per Share Data	2012	2011	2012	2011
Investment income	$.35	$.34	$.74	$.65
Operating expenses	(.37)	(.32)	(.75)	(.63)
Income taxes	(.01)	(.01)	(.01)	(.01)
Net investment income	(.03)	.01	(.02)	.01
Distributions from undistributed net investment income	–	–	(18.00)	(.40)
Net realized gain net of tax	–	4.88	17.62	3.31
Net increase (decrease) in unrealized appreciation of investments	13.26	(11.74)	(7.43)	(12.95)
Exercise of employee stock options	–	(.03)	(.74)	(.03)
Stock option expense	–	.07	.08	.13
Other*	(.31)	–	(.31)	–
Increase (decrease) in net asset value	12.92	(6.81)	(8.8)	(9.93)
Net asset value
Beginning of period	145.73	140.56	167.45	143.68
End of period	$158.65	$133.75	$158.65	$133.75

*Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Net Investment Income

For the six months ended September 30, 2012, total investment income was $2,794,800, a $340,687, or 13.9%, increase from the $2,454,113 total investment income for the six months ended September 30, 2011.  This comparable period increase was primarily attributable to interest income accrued on additional debt investments made in Cinatra, Trax, TitanLiner and iMemories in 2012.

The Company’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and provides minimal current yield in the form of interest or dividends.  The Company also earns interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the six months ended September 30, 2012 and 2011, the Company also had interest income from temporary cash investments of $35,628 and $20,423, respectively.

The Company also receives management fees primarily from its controlled affiliates, which aggregated $300,400 and $276,150 for the six months ended September 30, 2012 and 2011, respectively.

During the six months ended September 30, 2012 and 2011, the Company recorded dividend income from the following sources:

	Six Months Ended September 30,
	2012	2011
Alamo Group, Inc.	$339,876	$339,756
CapitalSouth Partners Fund III	151,350	49,189
Encore Wire Corporation	107,985	163,470
The RectorSeal Corporation	480,000	480,000
TCI Holdings, Inc.	40,635	40,635
The Whitmore Manufacturing Company	120,000	120,000
	$1,239,846	$1,193,050

Due to the nature of its business, the majority of the Company’s operating expenses are related to employee and director compensation, office expenses, legal, professional and accounting fees and the net pension benefit.  Total operating expenses, increased by $486,882 or 20.5% during the six months ended September 30, 2012 as compared to the six months ended September 30, 2011.  The increase in 2012 is primarily due to compensation adjustments which went into effect in July 2011 as well as staff growth. In addition, net pension benefit decreased significantly due to decrease in discount rate from 6.00% to 5.25%.

Net Realized Gain (Loss) on Investments

During the six months ended September 30, 2012, we sold 2,774,250 shares of common stock in Encore Wire Corporation held by our subsidiary, CSVC, to Encore Wire generating a capital gain of $66,037,485. We also sold 50,000 shares of common stock of Hologic, Inc. generating a capital gain of $850,548. These gains were offset by a $7,000 capital loss adjustment related to a final true-up of the Lifemark Group, Inc. divesture from June 2010. In addition, we declared and paid a cash dividend in the amount of $17.59 per share of common stock in June 2012. As a result, we have undistributed net realized gains of $55,251 during the six months ended September 30, 2012.

 During the six months ended September 30, 2011, we sold all of our shares of preferred stock (Series A, Series B and Series C) in Phi Health, Inc, generating net cash proceeds of $38,959 and a realized loss of $5,910,655; we sold all of our shares of Series A convertible preferred stock, along with warrants to purchase additional shares of common stock of All Components, Inc. in a management buy-out generating cash proceeds of $18,000,000 and a realized gain of $17,850,000; and we received $500,000 in cash proceeds from Essex Capital Corporation as settlement for an unsecured promissory note generating a gain of $500,000, which was the by-product of an option exercise agreement. In total, we recognized undistributed net realized gains of $12,439,345 for the six months ended September 30, 2011.

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

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the six months ended September 30, 2012, we recognized a $28,200,550 decrease in net change in unrealized appreciation of investments.  The largest decreases in unrealized appreciation were attributable to Encore Wire Corporation, which decreased $82,454,460 primarily due to our recent sales of CSVC’s interest in Encore Wire Corporation as well as a decline in their stock price; Heelys, Inc. decreased $3,726,924 attributable to decreases in stock price; Hologic, Inc. decreased $1,835,180 attributable primarily to recent sales of 50,000 shares as well as a decrease in stock price at September 30, 2012; and Media Recovery, Inc. decreased $6,600,000; and Cinatra Clean Technologies, Inc. decreased 2,386,393 due to slowdowns in their respective business segments. Offsetting these decreases were Alamo Group, Inc. which increased $10,485,486 due to an increase in stock price; The Rectorseal Corporation, which increased $42,300,000; KBI Biopharma, which increased $2,200,000; Trax Holdings, Inc., which increased $2,400,000; and Instawares Holding Company, LLC. increased $735,000. All of these increases were attributable to increases in the entities’ respective earnings.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Alamo Group, Inc.	$6,822,228	$(6,372,675)	$10,485,486	$(14,825,575)
Cinatra Clean Technologies, Inc.	(2,960,000)	(2,593,703)	(2,386,393)	(2,593,703)
Encore Wire Corporation	3,268,125	(13,281,938)	(82,454,460)	(6,130,125)
Heelys, Inc	(1,024,904)	(1,928,683)	(3,726,924)	(2,254,789)
Hologic, Inc.	1,270,547	(3,138,787)	(1,835,180)	(4,417,084)
Instawares Holding Company, LLC	161,000	-	735,000	-
KBI Biopharma, Inc.	700,000	-	2,200,000	(2,600,000)
Media Recovery, Inc.	(3,300,000)	2,500,000	(6,600,000)	(1,700,000)
The RectorSeal Corporation	34,800,000	(3,600,000)	42,300,000	(3,400,000)
Trax Holdings, Inc.	2,200,000	268,771	2,400,000	41,970

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – September 30, 2012 and March 31, 2012.”

Portfolio Investments

During the six months ended September 30, 2012, we invested $5,950,000 into a new investment, TitanLiner, Inc., and $609,046 in existing portfolio companies.

We have agreed, subject to certain conditions, to invest up to $10,138,169 in nine portfolio companies as of September 30, 2012.

Financial Liquidity and Capital Resources

At September 30, 2012, the Company had cash and cash equivalents of approximately $59.7 million.  Pursuant to the SBA regulations, cash and cash equivalents of $4.8 million held by CSVC may not be transferred or advanced to CSW without the consent of the SBA.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter ended September 30, 2012 to the critical accounting policies or the areas that involve the use of significant judgments or estimates we described in our Form 10-K.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $11,830,000 at September 30, 2012, equivalent to 2.2% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income.  Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

During the fiscal quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

There have been no material changes to our risk factors disclosed in Item 1A. “Risk Factors”, in our Form 10-K.

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

CAPITAL SOUTHWEST CORPORATION

November 9, 2012	By:	/s/ Gary L. Martin
Date		Gary L. Martin
Chairman of the Board and President

November 9, 2012	By:	/s/ Tracy L. Morris
Date		Tracy L. Morris
Chief Financial Officer