Form 10-Q
period 2012-12-31
CAPITAL SOUTHWEST CORP
filed 2013-02-07
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

3,800,393 shares of Common Stock, $1 par value, as of February 7, 2013.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except per share data)

	December 31 2012	March 31 2012
Assets	(Unaudited)
Investments at market or fair value
Companies more than 25% owned (Cost: December 31, 2012 - $12,814, March 31, 2012 - $14,870)	$346,595	$283,575
Companies 5% to 25% owned (Cost: December 31, 2012 - $15,594, March 31, 2012 - $14,003)	135,011	209,222
Companies less than 5% owned (Cost: December 31, 2012 -$59,220, March 31, 2012 - $60,120)	69,672	65,749
Total investments (Cost: December 31, 2012 - $87,628, March 31, 2012 - $88,993)	551,278	558,546
Cash and cash equivalents	67,623	64,895
Receivables
Dividends and interest	8,203	1,741
Affiliates	438	220
Pension assets	7,490	7,349
Other assets	180	238
Total assets	$635,212	$632,989
Liabilities
Other liabilities	$2,278	$688
Income tax payable	1,125	–
Accrued pension cost	1,684	1,568
Deferred income taxes	2,036	2,027
Total liabilities	7,123	4,283
Net Assets
Common stock, $1 par value: authorized, 5,000,000 shares; issued, 4,383,271 shares at December 31, 2012 and 4,339,416 at March 31, 2012	4,383	4,339
Additional capital	182,566	177,841
Accumulated net investment income	1,427	412
Accumulated net realized gain	–	498
Unrealized appreciation of investments	463,650	469,553
Treasury stock - at cost on 584,878 shares	(23,937)	(23,937)
Total net assets	628,089	628,706
Total liabilities and net assets	$635,212	$632,989
Net asset value per share (on the 3,798,393 shares outstanding at December 31, 2012 and 3,754,538 at March 31, 2012)	$165.36	$167.45

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended December 31		Nine Months Ended December 31
	2012	2011	2012	2011
Investment income:
Interest	$518	$506	$1,696	$1,444
Dividends	6,308	4,955	7,548	6,148
Management and other income	146	163	523	486
	6,972	5,624	9,767	8,078
Operating expenses:
Salaries	2,357	588	3,720	1,571
Stock option expense	62	253	334	757
Net pension benefit	(9)	(75)	(26)	(225)
Professional fees	191	202	767	741
Other operating expenses	272	244	935	739
	2,873	1,212	5,730	3,583
Income before income taxes	4,099	4,412	4,037	4,495
Income tax expense/(benefit)	(43)	27	(3)	74

Net investment income	$4,142	$4,385	$4,040	$4,421

Proceeds from disposition of investments	$11,023	$13,417	$78,528	$31,956
Cost of investments sold	9,258	14,528	9,882	20,628
Realized gain (loss) on investments before income tax	1,765	(1,111)	68,646	11,328
Income tax expense	1,125	1,249	1,125	1,249
Net realized gain (loss) on investments	640	(2,360)	67,521	10,079
Net increase (decrease) in unrealized appreciation of investments	22,296	48,798	(5,904)	165

Net realized and unrealized gain on investments	$22,936	$46,438	$61,617	$10,244

Increase in net assets from operations	$27,078	$50,823	$65,657	$14,665

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Operations:
Net investment income	$4,040	$4,421
Net realized gain on investments	67,521	10,079
Net increase (decrease) in unrealized appreciation of investments	(5,904)	165
Increase in net assets from operations	65,657	14,665
Distributions from:
Undistributed net investment income	(3,025)	(3,003)
Net realized gain distribution	(66,826)	-
Net realized gains deemed distributed to shareholders	(1,194)	(3,216)
Capital share transactions:
Allocated increase in share value for deemed distribution	1,194	3,216
Exercise of employee stock options	3,243	98
Stock option expense	334	757
Increase/(decrease) in net assets	(617)	12,517
Net assets, beginning of period	628,706	539,233
Net assets, end of period	$628,089	$551,750

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended December 31		Nine Months Ended December 31
	2012	2011	2012	2011
Cash flows from operating activities
Increase in net assets from operations	$27,078	$50,823	$65,657	$14,665
Adjustments to reconcile increase in net assets from operations to net cash provided by operating activities:
Net proceeds from disposition of investments	11,023	13,417	78,521	31,956
Return of Capital on Investment	511	–	768	–
Proceeds from repayment of loan securities or investments	–	–	–	2,111
Purchases of securities	(2,482)	(1,577)	(9,278)	(13,077)
Depreciation and amortization	7	6	25	16
Net pension benefit	(9)	(75)	(26)	(225)
Realized (gain) loss on investments before income tax	(1,765)	1,111	(68,646)	(11,328)
Taxes payable on behalf of shareholders on deemed distribution	1,125	1,249	1,125	1,249
Net (increase) decrease in unrealized appreciation of investments	(22,296)	(48,798)	5,904	(164)
Stock option expense	62	253	334	757
Increase in dividend and interest receivable	(5,586)	(5,031)	(6,462)	(5,468)
Decrease (increase) in receivables from affiliates	(104)	(5)	(218)	50
Decrease in other assets	22	–	32	4
Increase (decrease) in other liabilities	1,687	(5)	1,591	(5)
Increase in deferred income taxes	(43)	27	9	81
Net cash provided by operating activities	9,230	11,395	69,336	20,622
Cash flows from financing activities
Distributions from undistributed net investment income	(1,520)	(1,502)	(3,025)	(3,003)
Dividend paid from capital gain	–		(66,826)	–
Proceeds from exercise of employee stock options	226	–	3,243	98
Net cash used in financing activities	(1,294)	(1,502)	(66,608)	(2,905)
Net increase in cash and cash equivalents	7,936	9,893	2,728	17,717
Cash and cash equivalents at beginning of period	59,687	53,323	64,895	45,499
Cash and cash equivalents at end of period	$67,623	$63,216	$67,623	$63,216

Supplemental disclosure of cash flow information:
Income taxes	$–	$–	$–	$–
Non-cash transaction:
a.
In December 2012, the $3,200,000 investment in Trax Holdings, Inc. debt security and $800,000 accrued interest were converted into Series B Convertible Preferred Stock. In July 2011, the $1,000,000 investment in iMemories, Inc. debt security was converted into Series C Convertible Preferred Stock.  These transactions had the following non-cash effect on the Company’s Consolidated Statements of Assets and Liabilities:

Total Investments	$4,000	$–	$4,000	$1,000

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	‡2,832,300 shares common stock (acquired 4-1-73 thru 5-09-11)	$2,190,937	$92,397,312
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,534,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,600,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	1,220,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	73.4%	12% subordinated secured promissory note, due 5-9-16 (acquired 5-19-10 thru 10-20-10)	779,278	183,000
		12% subordinated secured promissory note, due 5-9-17 (acquired 5-9-11 thru 10-26-11)	2,285,700	537,000
		12% subordinated secured promissory note, due 3-31-17 (acquired 9-9-11 and 10-26-11)	1,523,800	358,000
		10% subordinated secured promissory note, due 5-9-17 (acquired 7-14-08 thru 4-28-10)	6,200,700	1,458,000
		12% subordinated secured promissory note, due 10-31-17 (acquired 10-19-12)	499,997	118,000
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,436,499 shares of common stock at $1.00 per share, expiring 10-31-2027 (acquired 5-9-11 thru 10-19-12)	–	–
			14,322,885	2,654,001

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	6.2%	‡1,312,500 shares common stock (acquired 9-10-92 thru 10-15-98)	5,200,000	39,768,750
¥†HEELYS, INC. Carrollton, Texas Heelys stealth skate shoes, equipment and apparel sold through sporting goods chains, department stores and footwear retailers.	31.1%	‡9,317,310 shares common stock (acquired 5-26-00)	102,490	20,684,428
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡582,820 shares common stock (acquired 8-27-99)	202,529	11,662,286
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	23%	17,391,304 shares Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		4,684,967 shares Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
		10% convertible notes, $308,000 principal due 7-31-2014 (acquired 9-7-12)	308,000	308,000
			5,386,479	5,386,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.5%	3,846,154 Class D shares (acquired 5-20-11)	5,000,000	5,829,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	7,142,857 shares Series B-2 Convertible Preferred Stock, convertible into 7,142,857 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	5,400,000
		Warrants to purchase 63,007 shares of preferred stock at $ 0.70 per share, acquired 1-26-2012	-	-
			5,000,000	5,400,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	2,200,000

		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	11,100,000
			5,415,000	13,300,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	7.7%	12.3% senior subordinated notes, $2,000,000 principal due 12-18-2015 (acquired 9-25-06)	1,553,150	1,600,000
		150,000 shares common stock (acquired 10-18-01)	150,000	2
			1,703,150	1,600,002
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	229,600,000
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	779,000
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	29.9%	217,038 shares Series A Convertible Preferred Stock convertible into 217,038 shares of Series A preferred stock at $12.65 per share (acquired 6-29-12)	3,203,000	3,203,000
		7% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,747,000
		Warrants to purchase 122,239 shares of Series A preferred stock at $ 0.01 per share, expiring 1-26-12	-	-
			5,950,000	5,950,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	25.4%	475,430 shares Series B convertible Preferred Stock convertible into 475,430 common stock at $8.41 per share(acquired 12-5-12)	4,000,000	7,000,000
		1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,061,279 common stock at $4.64 per share (acquired 12-8-08 and 2-17-09)	5,000,000	12,400,000
			9,000,000	19,400,000
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.1%	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	71,400,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 6-18-10)	1,359,790	1,359,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-30-11)	5,897,276	5,016,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	1,331,256	1,816,000
	100.0%	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10); 1,000,000 shares preferred stock (acquired 12-17-12)	4,703,619	6,674,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
Miscellaneous (continued)	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	96,000
	–	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 10-20-11)	1,315,000	1,167,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	164,000
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	169,000
	–	†North American Energy Partners, Inc. 77,194 shares common stock (acquired 8-20-12)	236,986	262,460
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	754,327	364,000
TOTAL INVESTMENTS			$87,628,139	$551,277,718

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	‡2,832,300 shares common stock (acquired 4-1-73 thru 5-09-11)	$2,190,937	$85,138,938
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,299,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,100,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	600,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	73.4%	12% subordinated secured promissory note, due 5-9-16 (acquired 5-19-10 thru 10-20-10)	779,278	444,189
		12% subordinated secured promissory note, due 5-9-17 (acquired 5-9-11 thru 10-26-11)	2,285,700	1,302,849
		12% subordinated secured promissory note, due 8-31-16 (acquired 9-9-11 and 10-26-11)	1,264,754	720,910
		10% subordinated secured promissory note, due 5-9-17 (acquired 7-14-08 thru 4-28-10)	6,200,700	3,534,399
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,269,833 shares of common stock at $1.00 per share, expiring 8-31-2021 (acquired 5-9-11 thru 8-31-11)	–	–
			13,563,842	6,002,348
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	16.9%	‡4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	121,458,210

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

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	3,100,000
		4,000,002 shares common stock (acquired 11-4-97)	4,615,000	15,600,000
			5,415,000	18,700,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	7.7%	12.3% senior subordinated notes, $2,000,000 principal due 12-18-15 (acquired 9-25-06)	1,553,150	2,000,000
		150,000 shares common stock (acquired 10-18-01)	150,000	2
			1,703,150	2,000,002
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	166,300,000
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	802,000
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	29.4%	18% convertible promissory note, $3,200,000 principal due 9-17-2012 (acquired 4-6-11 thru 11-10-11)	3,200,000	3,200,000
		1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,061,279 common stock at $4.64 per share (acquired 12-8-08 and 2-17-09)	5,000,000	6,600,000
			8,200,000	9,800,000
VIA HOLDINGS, INC. Sparks, Nevada Designer, manufacturer and distributor of high-quality office seating.	3.2%	12,686 shares common stock (acquired 3-4-11 and 3-25-11)	4,926,290	2
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.1%	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000

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

Unrestricted securities (indicated by ‡) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable.  At December 31, 2012 and March 31, 2012, restricted securities represented approximately 70.1% and 56.9% of the value of the consolidated investment portfolio, respectively.

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

(d)	Agreements between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the Company disposing such common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at December 31, 2012 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

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

Fair Value Measurements We adopted FASB ASC 820 on April 1, 2008.  ASC 820 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value.  ASC 820 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements.  ASC 820 does not change existing accounting rules governing what can or what must be recognized and reported at fair value in our financial statements, or disclosed at fair value in our notes to financial statements. Additionally, ASC 820 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Topic when measuring fair value.

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

We believe our investments at December 31, 2012 and March 31, 2012 approximate fair value based on the market in which we operate and other conditions in existence as of these dates.

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

Federal Income Taxes  CSW and CSVC have elected and intend to comply with the requirements of the Internal Revenue Code (IRC) necessary to qualify as regulated investment companies (RICs).  By meeting these requirements, they will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to comply as a RIC, each company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the IRC, each year.  Investment company taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Investment company taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in investment company taxable income until they are realized.

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. Historically, we have not distributed net capital gains; however, during the nine months ended December 31, 2012, we distributed capital gains dividends in the amount of $17.59 per share to our shareholders. When we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35%.  As an investment company that qualifies as a RIC under the IRC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 4 for further discussion.

CSMC, a wholly owned subsidiary of CSW, is not a RIC and is required to pay taxes at the current corporate rate.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the nine months ended December 31, 2012 and 2011.

Deferred Taxes  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  Deferred taxes related to the qualified defined benefit pension plan are recorded as incurred.

Stock-Based Compensation  We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost over the straight-line method for all share-based payments awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to shared-based compensation expense over the vesting term.  See Note 6 for further discussion.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurements (ASC 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on our financial condition and results of operations. See Note 3 Investments, for further information regarding valuation techniques and quantitative information about the significant unobservable inputs utilized by our Company to value Level 3 investments.

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

•
Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data.  We did not value any of our investments using Level 2 inputs as of December 31, 2012 and 2011.

•
Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment.  We use Level 3 inputs for measuring the fair value of approximately 70.1% of our investments.

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

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company to value our Level 3 investments as of December 31, 2012. Unobservable inputs are those inputs for which little or no market data exists and therefore require an entity to develop its own assumptions. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

Type	Valuation Technique	Fair Value (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$325.5	EBITDA Multiple	3.25x - 6.56x		6.42	x
	Market Approach	$10.9	Revenue Multiple	0.30x – 1.70x		0.95	x
	Market Approach	$6.7	Cash and Asset Value	NA		NA
	Discounted Cash Flow	$0.8	Discount Rate	1.81%		1.81%
	Market Approach	$2.5	Multiple of Tangible Book Value	1.05	x	1.05	x
	Market Approach	$22.6	Recent Transaction Price	NA		NA
	Market Approach	$0.2	Market Value of Held Securities	NA		NA
		$369.2
Warrants	Black Scholes Pricing Model	$0.0	Stock Price and Expected Volatility	$0.00		$0.00

Debt	Discounted Cash Flow	$4.3	Discount Rate	10.00%		10.00%
	Recent Transaction Price	$3.0	Recent Transaction Price	NA		NA
		$7.3
Partnership Interests	Net Asset Value*	$10.0	Fund Value	NA		NA
	Total	$386.5

*	All funds are valued in accordance with ASC 820.

As of December 31, 2012 and March 31, 2012, 70.1% and 56.9%, respectively, of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2012 and March 31, 2012 (in millions):

	Fair Value Measurements at 12/31/12 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$7.3	$	−	$	−	$7.3
Partnership Interests	10.0		−		−	10.0
Preferred Equity	44.1		−		−	44.1
Common Equity	489.9		164.8		−	325.1
Total Investments	$551.3		$164.8	$	−	$386.5

	Fair Value Measurements at 3/31/12 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$11.2	$	−	$	−	$11.2
Partnership Interests	11.0		−		−	11.0
Preferred Equity	33.9		−		−	33.9
Common Equity	502.4		240.7		−	261.7
Total Investments	$558.5		$240.7	$	−	$317.8

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2012 (in millions):

	Fair Value 3/31/12	Net Unrealized Appreciation (Depreciation)	Net Changes from Unrealized to Realized		New / Add-On Invest- ments	Conversion of Security from Debt to Equity		Fair Value 12/31/12
Debt	$11.2	$(4.2)	$	−	$3.5		$(3.2)	$7.3
Partnership Interest	11.0	(0.4)		(0.8)	0.2		−	10.0
Preferred Equity	33.9	11.8		(4.8)	−		3.2	44.1
Common Equity	261.7	64.1		(0.7)	−		−	325.1
Total Investments	$317.8	$71.3		$(6.3)	$3.7	$	−	$386.5

The total unrealized gains included in earnings that related to assets still held at report date for the nine months ended December 31, 2012 and 2011 were $78,199,034 and $10,243,394, respectively.

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

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders.  For the tax years ended December 31, 2012 and 2011, we declared and paid ordinary dividends in the amounts of $3,025,032 and $3,003,030, respectively.

Additionally, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year. For the tax years ended December 31, 2012 and 2011, we distributed 100% of our investment company ordinary taxable income.  As a result, we have made no tax provisions for income taxes on ordinary taxable income for the tax years ended December 31, 2012 and 2011.

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

•
Historically, we have not distributed net capital gains; however, during the nine months ended December 31, 2012, we distributed capital gains dividends in the amount of $17.59 per share to our shareholders. For the tax year ended December 31, 2012, we had net long-term capital gains of $3,214,547 for tax purposes and $2,319,012 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders. For the tax year ended December 31, 2011, we had net long-term capital gains of $3,568,376 for tax purposes and $4,465,088 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders.

•
In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $1,125,092 for the tax year ended December 31, 2012.  For the tax year ended December 31, 2011, we incurred federal taxes on behalf of our shareholders in the amount of $1,248,932.

For the quarters ended December 31, 2012 and 2011, CSW and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. Historically, we have not distributed net capital gains; however, during the nine months ended December 31, 2012, we distributed capital gains dividends in the amount of $17.59 per share to our shareholders. As of December 31, 2012, we had accumulated long-term capital gains of $1,820,574. As of March 31, 2012 we had accumulated long-term capital gains of $498,438.  In accordance with the RIC rules, we elected to retain our long-term capital gains for the tax year ended December 31, 2012, pay the applicable income taxes of  $1,125,092, and designate the after-tax gain as “deemed distributions” to our shareholders.  “Deemed distributions” are reclassed from accumulated net realized gains into additional paid in capital. As of December 31, 2012, we reclassed $1,193,920 as “deemed distributions.”

6.	EMPLOYEE STOCK OPTION PLANS

On July 20, 2009, shareholders approved our 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers  and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares.  All options are granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 38,750 shares at a price of $76.74 (market price at the time of the grant) were granted on October 19, 2009. Additionally, options to purchase 20,000 shares at a price of $95.79 (market price at time of the grant) were granted on March 22, 2010, options to purchase 15,000 shares at a price of $88.20 were granted on July 19, 2010 and options to purchase 10,000 shares at a price of $96.92 were granted on July 18, 2011. During the quarter ended December 31, 2012, 1,300 options were exercised, thus leaving 49,650 options outstanding and 70,250 options available for grant under the 2009 Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously made under our 1999 Stock Option Plan and outstanding on July 20, 2009 continue in effect governed by provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. During the quarter ended December 31, 2012, 4,000 options were forfeited and 1,015 options were exercised, thus leaving 63,500 options outstanding under the 1999 Plan.

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options.  Accordingly, for the quarters ended December 31, 2012 and 2011, we recognized compensation expense of $33,769 and $253,350, respectively.

As of December 31, 2012, the total remaining unrecognized compensation cost related to non-vested stock options was $1,040,698, which will be amortized over the remaining weighted average service period of approximately 1.5 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 18, 2011	$33.07	0.83%	1.45%	40.0%	5
July 19, 2010	$28.58	0.91%	1.73%	37.5%	5
March 22, 2010	$32.56	0.84%	2.43%	37.8%	5
October 19, 2009	$25.36	1.04%	2.36%	37.6%	5
1999 Plan
July 30, 2008	$29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$31.28	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of December 31, 2012:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2011	73,750	$84.24
Granted	10,000	96.92
Exercised	–	–
Canceled / Forfeited	–	–
Balance at March 31, 2012	83,750	$85.75
Granted	–	–
Exercised	(20,100)	79.91
Canceled / Forfeited	(14,000)	98.64
Balance at December 31, 2012	49,650	$88.11

1999 Plan
Balance at March 31, 2011	96,500	$114.78
Granted	–	–
Exercised	(1,500)	65.70
Canceled / Forfeited	–	–
Balance at March 31, 2012	95,000	$113.63
Granted	–	–
Exercised	(17,105)	95.55
Canceled / Forfeited	(14,395)	111.14
Balance at December 31, 2012	63,500	$130.80
Combined Balance at December 31, 2012	113,150	$112.06

December 31, 2012	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value
Outstanding	1.5 years	$3,534,415
Exercisable	1.0 years	$2,263,512

At December 31, 2012, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $76.74 to $152.98 and 1.0 year, respectively.  The total number of options exercisable under both the 2009 Plan and the 1999 Plan at December 31, 2012 and 2011, was 68,150 shares with a weighted-average exercise price of $124.39 and 83,590 with a weighted-average exercise price of $113.04, respectively. During the nine months ended December 31, 2012, 28,395 options were forfeited, 37,205 options were exercised. There were 1,500 options exercised and new shares issued for $98,550 in cash during the nine months ended December 31, 2011.

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan, our Board of Directors has reserved for issuance 47,000 shares of restricted stock to certain key employees. A restricted stock award is an award of shares of our common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer), the restrictions on which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are subject to forfeit if employment terminates prior to these restrictions lapsing. These shares vest over a five-year period from the grant date and are expensed over the five-year service period starting on the grant date. On January 16, 2012, the Board of Directors granted 9,650 shares of restricted stock to key employees of the Company. During the nine months ended December 31, 2012, 3,000 shares of restricted stock were forfeited. The following table summarizes the restricted stock available for issuance as of December 31, 2012:

Restricted stock available for issuance as of March 31, 2012	37,350
Less restricted stock forfeited during the year	(3,000)
Restricted stock available for issuance as of December 31, 2012	40,350

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of the grant on a straight-line basis over the vesting period in which the restrictions on these stock awards lapse. For these purposes, the fair value of the restricted stock award is determined based on the closing price of our common stock on the date of grant. For the quarter ended December 31, 2012, we recognized total share based compensation expense of $27,797 related to the restricted stock issued to our employees and officers.  For the quarter ended December 31, 2011, no restricted stock had been issued.

As of December 31, 2012, the total remaining unrecognized compensation cost related to non-vested restricted stock awards was $444,752, which will be amortized over the weighted-average service period of approximately 4.1 years.

The following table represents a summary of the activity for our restricted stock awards for the fiscal year ended December 31, 2012:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2012	9,650	$83.60	4.8
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	(3,000)	$83.60	−
Unvested at December 31, 2012	6,650	$83.60	4.1

Phantom Stock Plan

On January 16, 2012, our Board of Directors approved the issuance of 26,000 phantom stock options pursuant to the Capital Southwest Corporation Phantom Stock Option Plan to provide deferred compensation to certain key employees.  Under the plan, awards vest on the fifth anniversary of the award date. Upon exercise of the phantom option, a cash payment in an amount for each phantom share equal to estimated fair market value minus the phantom option exercise price will be distributed to plan participants. The exercise price of each phantom share is $146.95 (Net Asset Value at December 31, 2011), and the estimated liability for phantom stock awards is $541,865 as of December 31, 2012.

The following table represents a summary of the activity for our phantom stock plan for the fiscal year ended December 31, 2012:

Phantom Stock Awards	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2012	26,000	$146.95	4.8
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	(7,500)	$146.95	−
Unvested at December 31, 2012	18,500	$146.95	4.1

7.	COMMITMENTS

From time to time, the Company may be liable for claims against its portfolio companies.  We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

CSW has agreed, subject to certain conditions, to invest up to $8,456,366 in nine portfolio companies as of December 31, 2012.

8.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and nine months ended December 31, 2012 and 2011.

	Three Months Ended December 31		Nine Months Ended December 31
Per Share Data	2012	2011	2012	2011
Investment income	$1.84	$1.50	$2.57	$2.15
Operating expenses	(.74)	(.32)	(1.50)	(.96)
Income taxes	(.01)	(.01)	(.01)	(.01)
Net investment income	1.09	1.17	1.06	1.18
Distributions from undistributed net investment income	(.40)	(.40)	(.80)	(.80)
Net realized gain/(loss) net of tax	.17	(.64)	17.78	2.68
Net increase (decrease) in unrealized appreciation of investments	5.87	13.00	(1.56)	.04
Dividends from capital gains	–		(17.59)
Exercise of employee stock options	(.04)	–	(.76)	(.03)
Stock option expense	.02	.07	.09	.20
Other*	–	–	(.31)	–
Increase (decrease) in net asset value	6.71	13.20	(2.09)	3.27
Net asset value
Beginning of period	158.65	133.75	167.45	143.68
End of period	$165.36	$146.95	$165.36	$146.95

*	Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” “might,” “could,” “continue” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in this Form 10-Q, and in the Form 10-K.  The forward-looking statements made in this Form 10-Q related only to events as of the date on which the statements are made.  You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in the Form 10-K.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Resultsof Operations

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

Net Investment Income

For the nine months ended December 31, 2012, total investment income was $9,767,472, a $1,689,264, or 20.9%, increase from the $8,078,208 total investment income for the nine months ended December 31, 2011.  This comparable period increase was primarily attributable to interest income accrued on additional debt investments made in Cinatra, Trax, TitanLiner and iMemories in 2012 as well as an increase of $1,391,074 in dividend receivables from Whitmore and Rectorseal.

The Company’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and provides minimal current yield in the form of interest or dividends.  The Company also earns interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the nine months ended December 31, 2012 and 2011, the Company also had interest income from temporary cash investments of $50,400 and $35,421, respectively.

The Company also receives management fees primarily from its controlled affiliates, which aggregated $456,850 and $420,100 for the nine months ended December 31, 2012 and 2011, respectively.

During the nine months ended December 31, 2012 and 2011, the Company recorded dividend income from the following sources:

	Nine Months Ended December 31,
	2012	2011
Alamo Group, Inc.	$509,814	$509,694
CapitalSouth Partners Fund III	198,647	79,459
Encore Wire Corporation	134,235	245,205
The RectorSeal Corporation	5,315,372	4,202,512
TCI Holdings, Inc.	60,953	60,953
The Whitmore Manufacturing Company	1,328,842	1,050,628
	$7,547,863	$6,148,451

Due to the nature of its business, the majority of the Company’s operating expenses are related to employee and director compensation, office expenses, legal, professional and accounting fees and the net pension benefit.  Total operating expenses, increased by $2,148,141 or 60% during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011.  Of the $2,148,141 increase, $1,657,303 is related to the establishment of bonus and phantom option accruals during the quarter ended December 31, 2012. The remainder of the increase is due primarily to compensation adjustments that went into effect in July 2012 as well as staff growth during the nine months ended December 31, 2012.

Net Realized Gain (Loss) on Investments

During the nine months ended December 31, 2012, we sold 2,774,250 shares of common stock in Encore Wire Corporation held by our subsidiary, CSVC, to Encore Wire generating a capital gain of $66,037,485. We also sold 50,000 shares of common stock of Hologic, Inc. generating a capital gain of $850,548. In addition, we sold all investment ownership in Extreme International, Inc. generating net cash proceeds of $11,890,630 and a realized gain of $7,600,125. We also received cash proceeds in the amount of $2,823 from Palm Harbor Home Liquidating Trust. These gains were offset by a $4,926,289 realized loss associated with sales of all investment ownership in VIA holdings., $760,742 realized loss related to liquidation of Sterling Group Partners, L.P., $150,594 realized loss related to liquidation of StarTech Seed Fund I, L.P. , and $7,000 capital loss adjustment related to a final true-up of the Lifemark Group, Inc. divesture from June 2010. The net realized gain for the nine months ended December 31, 2012 was $68,646,356. We declared and paid a cash dividend in the amount of $66,825,782 or $17.59 per share of common stock in June 2012. In total, we recognized net realized gains of $1,820,574 for the nine months ended December 31, 2012.

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

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the nine months ended December 31, 2012, we recognized a $5,903,931 decrease in net change in unrealized appreciation of investments.  The largest decreases in unrealized appreciation were attributable to Encore Wire Corporation, which decreased $81,089,460 primarily due to our recent sale of CSVC’s interest in Encore Wire Corporation; Hologic, Inc. decreased $1,957,514 attributable primarily to recent sales of 50,000 shares; Media Recovery, Inc. decreased $5,400,000; and Cinatra Clean Technologies, Inc. decreased $4,107,390 due to slowdowns in their respective business segments. Offsetting these decreases were Alamo Group, Inc. which increased $7,258,374 due to an increase in stock price; The Rectorseal Corporation, which increased $63,300,000; KBI Biopharma, which increased $2,200,000; Trax Holdings, Inc., which increased $8,800,000; The Whitmore Manufacturing Company, which increased $4,200,000; and Instawares Holding Company, LLC, which increased $829,000. All of these increases were attributable to increases in the entities’ respective earnings and recent transaction prices.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Alamo Group, Inc.	$(3,277,112)	$14,161,500	$7,258,374	$(664,075)
Cinatra Clean Technologies, Inc.	(1,720,997)	(3,598,835)	(4,107,390)	(6,192,538)
Encore Wire Corporation	1,365,000	19,412,063	(81,089,460)*	13,281,938
Hologic, Inc.	(122,334)	1,449,158	(1,957,514)	(2,967,926)
Instawares Holding Company, LLC	94,000	-	829,000	-
KBI Biopharma, Inc.	-	300,000	2,200,000	(2,300,000)
Media Recovery, Inc.	1,200,000	2,200,000	(5,400,000)	500,000
The RectorSeal Corporation	21,000,000	12,400,000	63,300,000	9,000,000
Trax Holdings, Inc.	6,400,000	-	8,800,000	41,970
Whitmore Manufacturing Company	(5,700,000)	1,400,000	4,200,000	5,400,000

*	Gain of $66,037,485 was realized on the sale of 2,774,250 shares of common stock during the nine months ended December 31, 2012.

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – December 31, 2012 and March 31, 2012.”

Portfolio Investments

During the nine months ended December 31, 2012, we invested $5,950,000 into a new investment, TitanLiner, Inc., and $3,090,849 in existing portfolio companies.

We have agreed, subject to certain conditions, to invest up to $8,456,366 in nine portfolio companies as of December 31, 2012.

Financial Liquidity and Capital Resources

At December 31, 2012, the Company had cash and cash equivalents of approximately $67.6 million.  Pursuant to the SBA regulations, cash and cash equivalents of $14.7 million held by CSVC may not be transferred or advanced to CSW without the consent of the SBA.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter ended December 31, 2012 to the critical accounting policies or the areas that involve the use of significant judgments or estimates we described in the Form 10-K.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $7,309,000 at December 31, 2012, equivalent to 1.3% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income.  Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

During the fiscal quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes to our risk factors disclosed in Item 1A. “Risk Factors” in the Form 10-K.

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

CAPITAL SOUTHWEST CORPORATION

February 7, 2013	By:	/s/ Gary L. Martin
Date		Gary L. Martin
Chairman of the Board and President

February 7, 2013	By:	/s/ Tracy L. Morris
Date		Tracy L. Morris
Chief Financial Officer