Form 10-K
period 2013-03-31
CAPITAL SOUTHWEST CORP
filed 2013-05-31
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013
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
YES ☐ NO ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2012 was $265,138,798 based on the last sale price of such stock as quoted by The Nasdaq Stock Market on such date.

The number of shares of common stock outstanding as of May 30, 2013 was 3,809,316.

Documents Incorporated by Reference
Proxy Statement for Annual Meeting of Shareholders to be held July 15, 2013 is incorporated by reference in this Annual Report on Form 10-K in response to Part III.

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

Overview

Capital Southwest Corporation ("CSW") was organized as a Texas corporation on April 19, 1961.  Until September 1969, we operated as a licensee under the Small Business Investment Act of 1958.  At that time, CSW transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain assets and our license as a small business investment company ("SBIC").  CSVC is a closed-end, non-diversified investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act").  Prior to March 30, 1988, CSW was registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, we elected to become a business development company ("BDC") subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980.  Because CSW wholly owns CSVC, the portfolios of CSW and CSVC are referred to collectively as "our," "we" and "us."  Capital Southwest Management Company ("CSMC"), a wholly-owned subsidiary of CSW, is the management company for CSW and CSVC.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for its day-to-day operations.

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

The 12 largest investments we own had a combined cost of $50,141,164 and a value of $548,892,108, representing 95.59% of the value of our consolidated investment portfolio at March 31, 2013.  The following table illustrates our 12 largest investments at March 31, 2013.  A full description of these investments is set forth under the heading “Consolidated Schedule of Investments” in Item 8.

	CSW
	Cost	Value

The RectorSeal Corporation	$52,600	$238,900,000
Alamo Group Inc.	2,190,937	108,278,100
The Whitmore Manufacturing Company	1,600,000	80,500,000
Encore Wire Corporation	5,200,000	45,950,625
Trax Holdings, Inc.	9,000,000	19,400,000
Hologic, Inc.	202,529	13,165,904
Media Recovery, Inc.	5,415,000	11,900,000
Capstar Holdings Corporation	4,703,619	7,846,000
Instawares Holding Company, LLC	5,000,000	5,975,000
TitanLiner,Inc.	5,950,000	5,950,000
iMemories, Inc.	5,826,479	5,826,479
KBI Biopharma, Inc.	5,000,000	5,200,000
	$50,141,164	$548,892,108

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

•	Investment Size: $5 million to $15 million of equity or debt investments. We occasionally partner with other investors to engage in larger transactions.

•
Established Companies with Positive Cash Flow:  We generally seek to invest in established companies with sound historical financial performance.  We typically focus on companies that have historically generated near positive EBITDA (earnings before interest, taxes, depreciation and amortization) to $10 million of EBITDA.

•
Industry:  We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help protect their market position.  Our key sectors are aerospace, energy services and products, industrial technologies and specialty chemicals and products.

•	Location: We focus on companies located in the United States. Acquisition candidates for our existing portfolio companies can be located worldwide.

We provide a platform that enables successful operators to build businesses at their desired pace and on their terms.  Our investment approach is distinctive because we:

•
Take time to listen. Before making a new investment, we get to know the management team and their strategy. By better understanding the business and forming a strategic partnership, we create a successful, custom solution.

•
Provide long-term, patient capital for sustained growth.  Our public ownership structure eliminates the pressure to exit our investments in the five to seven year timeframe typical of most venture capital and private equity partnerships.  A third of our active investments have been held continuously for over 20 years.

•
Have a time-tested strategy.  Many investment firms are first or second time funds – in other words, relatively unproven managers with unproven models.  In contrast, over the past 50 years, we have partnered with over 160 companies to achieve superior returns for owners, management teams and investors for half a century.

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

•
Due Diligence:  Due diligence is performed by the leader of the designated investment team and certain external resources, who together perform due diligence to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance.  Additionally, we may include site visits with management and key personnel; detailed review of historical and projected financial statements; interviews with key customers and suppliers; detailed evaluation of company management, including background checks; review of material contracts; in-depth industry, market and strategy analysis; and review by legal, environmental or other consultants, if needed.  In certain cases, we may decide not to make an investment based on the results of due diligence.

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

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment team leader responsible for the portfolio investment; and

•	Preliminary valuation conclusions are then reviewed and discussed with our investment team; and

•	Our Board of Directors will assess the valuations and will ultimately approve the fair value of each investment in our portfolio, in good faith.

Our Board of Directors is ultimately and solely responsible for determining the fair value of portfolio investments on an annual  and quarterly basis.  Annually, Duff & Phelps, LLC ("Duff & Phelps") provides third party valuation consulting services to our Board of Directors, which consists of certain limited procedures that our Board of Directors identifies and requests them to perform.  For the year ended March 31, 2013, the Board of Directors asked Duff & Phelps to perform the limited procedures on three non-public investments comprising approximately 57.7% of the total investments at fair value as of March 31, 2013.  Upon completion of the limited procedures, Duff & Phelps concluded that the fair value of those investments, subject to the limited procedures, did not appear unreasonable.

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

•
Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to compare through conventional financial channels.  Such companies that satisfy certain additional criteria are defined as "eligible portfolio companies."  In general, in order to qualify as a BDC, a company must: (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of eligible portfolio companies, including early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

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

Qualifying Assets

The 1940 Act provides that we may not make an investment in non-qualifying assets unless at the time at least 70% of the value of our total assets (measured as of the date of our most recently filed financial statements) consists of qualifying assets.  Qualifying assets include: (i) securities of eligible portfolio companies; (ii) securities of certain companies that were eligible portfolio companies at the time we initially acquired their securities and in which we retain a substantial interest; (iii) securities of certain controlled companies; (iv) securities of certain bankrupt, insolvent or distressed companies; (v) securities received in exchange for or distributed in or with respect to any of the foregoing; and (vi) cash items, U.S. government securities and high-quality short-term debt.  The SEC has adopted a rule permitting a BDC to invest its funds in certain money market funds.  The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in some instances in order for the securities to be considered qualifying assets.

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

Common Stock

Except under certain circumstances, we may sell our securities at a price that is below the prevailing net asset value per share only during the 12-month period after (i) a majority of our directors and our disinterested investors have determined that such sale would be in the best interests of us and our stockholders and (ii) the holders of a majority of our outstanding voting securities and the holders of a majority of our voting securities held by persons who are not affiliated person of ours approve such issuances.  A majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discount or commission.

Code of Ethics

We adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions.  Personnel subject to the code may invest in securities for their personal investment accounts including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.  Certain transactions involving certain persons closely related to us, including our directors, officers and employees, may require approval of the SEC.  However, the 1940 Act ordinarily does not restrict transactions between us and our portfolio companies.

We may be periodically examined by the SEC for compliance with the 1940 Act.

Small Business Investment Company Regulations

CSVC is licensed by the Small Business Administration ("SBA") to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958.

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

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of 10 years, require semi-annual payments of interest, and do not require any principal payments prior to maturity.  As of March 31, 2013 and 2012, we had no SBA-guaranteed debentures.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBIC regulations in the following limited types of securities: (i) direct obligations of, or obligations guaranteed as to principal and interest by, the United States government, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (iii) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (iv) deposit accounts in a federally insured institution that is subject to a withdrawal restriction of one year or less; (v) checking accounts in a federally insured institution; or (vi) a reasonable petty cash fund.

SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file forms with the SBA.

Taxation as a Regulated Investment Company

CSWC and CSVC elected to be treated as a regulated investment company (a "RIC"), taxable under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), for federal income tax purposes.  In general, a RIC is not taxed on its income or gains to the extent it distributes such income or gains to its shareholders.  In order to qualify as a RIC, we must, in general, (1) annually derive at least 90% of our gross income from dividends, interest and gains from the sale of securities and similar sources (the "Income Source Rule"); (2) quarterly meet certain investment asset diversification requirements; and (3) annually distribute at least 90% of our investment company taxable income as a dividend (the "Income Distribution Rule").  Any taxable investment company income not distributed is subject to corporate level tax.  Any taxable investment company income distributed generally is taxable to shareholders as dividend income.

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any realized net capital gains not distributed may be subject to corporate level tax.  Historically, we have not distributed realized net capital gains; however, during the twelve months ended March 31, 2013, we distributed realized net capital gain dividends in the amount of $77,300,714 to our shareholders. Any realized net capital gains distributed generally will be taxable to shareholders as long-term capital gains.

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

Securities Act of 1934 and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of quarterly, annual and current reports, proxy statements and other required items.  In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders.  For example:

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

Employee

As of March 31, 2013, we had fifteen employees, each of whom was employed by our management company, CSMC.  These employees include our corporate officers, investment and portfolio management professionals and administrative staff.  We will hire additional investment professionals and additional administrative personnel, as necessary.  All of our employees are located in our Dallas office.

Item 1A.	Risk Factors

Investing in our common stock involves a number of significant risks.  In addition to other information contained in this Annual Report on Form 10-K, investors should consider the following information before making an investment in our common stock.  The risks and uncertainties described below could adversely affect the material risks we face; However, risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

RISKS RELATED TO OUR BUSINESS AND STRUCTURE

Our investment portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. As a result of recording our investments at fair value, there is and will continue to be uncertainty as to the value of our portfolio investments.

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

Even if we are able to grow or sustain and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.  The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions.  Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

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

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year.  To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S Government securities, securities of other RICs, and other acceptable securities; no more than 25% of the value of our assets can be invested in the securities, other than U.S Government securities or securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.”

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

Historically, we have retained net realized capital gains, paid the resulting tax at the corporate level and retained the after-tax gains to supplement our equity capital and support continuing additions to our portfolio.  Our shareholders then report such capital gains on their tax returns, receive credit for the tax we paid and are deemed to have reinvested the amount of the retained after-tax gain. During fiscal year ended March 31, 2013, we distributed capital gain dividend in the amount of $20.34 per share to our shareholders. We cannot assure you that we will achieve investment results or maintain a RIC tax status that will allow any specified level of cash distributions or our shareholders’ current tax treatment of realized and retained capital gains.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash receive.

We may distribute taxable dividends that are payable in part in our stock as well as stock in any of our other public holdings.  Under an IRS revenue procedure, up to 90% of any such taxable dividend declared on or before December 31, 2012 with respect to taxable years ended on or before December 31, 2012 could be payable in our stock.  Where the IRS revenue procedure is not currently applicable, the IRS has also issued private letter rulings on cash and stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (and, more recently, the 10% cash standard of the above-referenced IRS revenue procedure) if certain requirements are satisfied.  Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distributions is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes.  As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.  In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

PRICE RANGE OF COMMMON STOCK AND HOLDERS

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CSWC.”  The following high and low selling prices for shares during each quarter of the last two fiscal years were taken from quotations provided to the Company by NASDAQ:

Quarter Ended	High	Low
March 31, 2013	$131.52	$99.04
December 31, 2012	116.63	97.10
September 30, 2012	118.50	95.65
June 30, 2012	115.79	82.46

March 31, 2012	$96.46	$81.42
December 31, 2011	92.10	70.07
September 30, 2011	101.67	71.79
June 30, 2011	98.26	89.90

DIVIDENDS

The payment dates and amounts of cash dividends per share for the past five years are as follows:

Payment Date	Cash Dividend
May 29, 2009	$0.40
November 30, 2009	0.40
May 28, 2010	0.40
November 30, 2010	0.40
May 31, 2011	0.40
November 30, 2011	0.40
May 31, 2012	0.40
June 8, 2012	17.59
November 30, 2012	0.40
March 28, 2013	2.75

The amounts and timing of cash dividend payments have generally been dictated by requirements of the Internal Revenue Code (“IRC”) regarding the distribution of taxable net investment income (ordinary income) of regulated investment companies.  Instead of distributing realized long-term capital gains to shareholders, the Company has ordinarily elected to retain such gains to fund future investments. However, during the fiscal year ended March 31, 2013, the Company distributed $20.34 per share from capital gains.

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

The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended March 31, 2009 through 2013.  This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.

Selected Consolidated Financial Data
(In thousands except per share data)

Financial Position (as of March 31)	2013	2012	2011	2010	2009
Investments at cost	$88,266	$88,993	$98,355	$100,023	$89,339
Unrealized appreciation	485,921	469,553	390,918	377,920	307,296
Investments at market or fair value	574,187	558,546	489,273	477,943	396,635
Total assets	667,672	632,989	543,214	491,175	417,543
Net assets	659,777	628,706	539,233	486,926	415,263
Shares outstanding	3,809	3,755	3,753	3,741	3,741

Changes in Net Assets (years ended March 31)
Net investment income	$1,907	$2,544	$1,804	$2,091	$10,183
Net realized gain on investments	88,433	10,578	38,885	826	10,756
Net increase (decrease) in unrealized appreciation before distributions*	16,367	78,635	12,999	70,624	(159,246)
Increase (decrease) in net assets from operations before distributions	106,707	91,757	53,688	73,541	(138,307)
Cash dividends paid	(80,326)	(3,003)	(2,994)	(2,993)	(12,257)
Employee stock options exercised	3,981	99	745	–	–
Stock option expense	515	1,050	957	675	503
Change in pension plan funded status	193	(430)	(88)	440	(1,473)
Treasury stock	–	–	–	–	(16,903)
Increase (decrease) in net assets	$31,070	$89,473	$52,308	$71,663	$(168,437)

Per share data (as of March 31)
Net assets	$173.20	$167.45	$143.68	$130.14	$110.98
Closing market price	115.00	94.55	91.53	90.88	76.39
Cash dividends paid	21.14	.80	.80	.80	3.26

*See Note 3 Investments.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Increase in net assets from operations” and consists of three elements.  The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain on investments,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost, net of applicable income tax expense based on our tax year.  The third element is the “Net increase in unrealized appreciation of investments,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain on investments” and “Net increase in unrealized appreciation of investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

For the year ended March 31, 2013, total investment income was $10,835,261, a $1,501,025, or 16.08%, increase over the $9,334,236 of total investment income for the year ended March 31, 2012.  This comparable period increase was primarily attributable to a $1,372,250 or 20.4% increase in dividend income and a $79,047 or 4.1% increase in interest income. For the year ended March 31, 2012, total investment income was $9,334,236, a $1,766,089, or 23.3%, increase over the $7,568,147 of total investment income for the year ended March 31, 2011. This comparable period increase was primarily attributable to a $1,288,170 or 23.7% increase in dividend income and a $616,042 or 45.1% increase in interest income, partially offset by a $138,122 or 17.9% decrease in management and director fee income. Increase in dividend income was primarily due to tax year-end dividend income from both Rectorseal Corporation and The Whitmore Manufacturing Corporation

Our principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and, therefore, provides minimal current yield in the form of interest or dividends.  We also earn interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the three years ended March 31, 2013, we also had interest income from temporary cash investments of $71,136 in 2013, $52,477 in 2012 and $59,642 in 2011.

We also receive management fees primarily from our controlled affiliated investments which aggregated $591,300 in 2013, $564,050 in 2012 and $695,567 in 2011. As compared to the period ended March 31, 2012, management fees for the year ended March 31, 2013, increased by $27,250 or 4.8%, primarily due to management fees received from TitanLiner, Inc.  As compared to the period ended March 31, 2011, management fees for the year ended March 31, 2012, decreased by $131,517 or 18.9%, primarily due to the sale of Lifemark Group, which was offset by an increase in management fees from Trax Holdings and Instawares Holding Company, LLC.

During the three years ended March 31 2013, the Company recorded dividend income from the following sources:

	Years Ended March 31
	2013	2012	2011
Alamo Group, Inc.	$708,075	$679,632	$679,272
Balco, Inc.	–	–	1,817,503
Capital South Partners Fund III	198,647	79,459	–
Encore Wire Corporation	160,485	326,940	326,940
The RectorSeal Corporation	5,555,372	4,442,512	2,021,829
TCI Holdings, Inc.	81,270	81,270	81,270
The Whitmore Manufacturing Company	1,388,842	1,110,628	505,457
	$8,092,691	$6,720,441	$5,432,271

Due to the nature of our business, the majority of our Company’s operating expenses are related to employee and director compensation, office expenses, legal, professional and accounting fees and the net pension benefit.  Total operating expenses, increased by $1,666,280 or 24.97% during the year ended March 31, 2013 as compared to the year ended March 31, 2012, while total operating expenses increased by $1,033,836 or 18.3% during the year ended March 31, 2012 as compared to the year ended March 31, 2011. The increase in 2013 is due primarily to compensation, accrued phantom stock liabilities, increase in advertising and promotion fees, other professional fees, rent increase and insurance expenses. The increase in 2012 is due primarily to salary increases, bonuses paid, stock options granted, rent increase and an increase in legal and other professional fees.

Net Realized Gain on Investments

Net realized gain on investments was $89,557,814. During the year ended March 31, 2013, we distributed capital gain dividends in the amount of $77,300,714 to our shareholders. Excluding capital gain dividends paid, the net realized gain was $11,132,008 (after income tax expense of $1,125,092), compared with a gain of $10,577,944  (after income tax expense of $1,248,932) during fiscal 2012 and a gain of $38,885,026 (after income tax expense of $24,577,557) during fiscal 2011.

During the twelve months ended March 31, 2013, we sold 2,774,250 shares of common stock in Encore Wire Corporation held by our subsidiary, CSVC, to Encore Wire, generating a capital gain of $66,037,485. We also sold 50,000 shares of common stock of Hologic, Inc., generating a capital gain of $850,548. In addition, we sold all investment ownership in Extreme International, Inc., generating net cash proceeds of $10,926,000 and a realized gain of $7,600,125. We also sold all investment ownership in Heelys, Inc., generating cash proceeds of $20,963,948 and a capital gain of $20,861,458. We also received cash proceeds in the amount of $2,823 from Palm Harbor Home Liquidating Trust and a $50,000 capital gain from Diamond State Venture, L.P. These gains were offset by a $4,926,289 realized loss associated with sales of all investment ownership in VIA Holdings, Inc., a $760,742 realized loss related to liquidation of Sterling Group Partners, L.P., $150,594 realized loss related to liquidation of StarTech Seed Fund I, L.P. , and a $7,000 capital loss adjustment related to a final true-up of the Lifemark Group, Inc. divesture from June 2010.

During the twelve months ended March 31, 2012, we sold Phi Health, Inc. on June 29, 2011 for $38,959, resulting in a realized loss of $5,910,655. On September 9, 2011, All Components was sold for $18,000,000, resulting in a realized gain of $17,850,000. We also sold all of our shares of common stock of Texas Capital Bancshares, Inc. in November 2011, resulting in a realized gain of $9,866,335. On December 5, 2011, Palm Harbor Homes Inc. filed Chapter 11 bankruptcy in state of Delaware; therefore, we subsequently wrote off our investment in this portfolio company of $10,931,955.

During the twelve months ended March 31, 2011, we sold all of our shares of common stock of Lifemark Group to NorthStar Memorial Group LLC, resulting in net cash proceeds of $70,547,210  and $3,703,619 of real estate and assets, which were directly transferred to CapStar Holdings Corporation, our controlled affiliate created to hold assets transferred from Lifemark Group at the time of sale. Transfer taxes in the amount of $1,218,855 related to the transfer of real estate were deducted from the realized gain on the Lifemark transaction.

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

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the twelve months ended March 31, 2013, we recorded an increase in unrealized appreciation of investments of $16,367,413 in 2013, an increase in unrealized appreciation of investments of $78,634,914 in FY 2012 and an increase in unrealized appreciation of investments of $12,998,532 in FY 2011.

As explained in the first paragraph of “Results of Operations” above, the realization of gains or losses results in a corresponding decrease or increase in unrealized appreciation of investments. Set forth in the following table are the significant increases and decreases in unrealized appreciation, excluding the effect of gains or losses realized during the year by the portfolio company for securities held at the end of each year.

	Years Ended March 31
	2013	2012	2011
Alamo Group, Inc.	$23,139,162	$22,872,338	$19,812,100
Encore Wire Corporation *	(74,907,585)	39,723,210	14,303,625
Heelys, Inc. *	(20,395,592)	1,304,723	(652,211)
The Whitmore Manufacturing Company	13,300,000	11,600,000	8,100,000
The RectorSeal Corporation	72,600,000	21,600,000	24,500,000
*These investments were sold during fiscal year ended March 31, 2013.

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – March 31, 2013 and 2012” in Item 8 “Financial Statements and Supplemental Data.”

During the year ended March 31, 2013, we recognized significant increases and decreases in several of our large investments.  For the twelve months ended March 31, 2013, the largest increases in unrealized appreciation were attributable to The Rectorseal Corporation, which increased by $72,600,000 due to multiple acquisitions during the year and improved earnings; Alamo Group, Inc., a publicly traded company, which increased $23,139,162 due to an increase in stock price; Whitmore Manufacturing Company, which increased by $13,300,000 due to an acquisition in May 2012, facility expansion in Rockwall and increased value in its real estate investment; Trax Holdings, which increased by $8,800,000 due to its recent series B equity financing. Offsetting these decreases were Encore Wire Corporation, which decreased $74,907,585 primarily due to our recent sale of CSVC’s interest in Encore Wire Corporation; Heelys, Inc. decreased $20,395,592 due to the sale of all shares of its common stock; Media Recovery, Inc. decreased $6,800,000; and Cinatra Clean Technologies, Inc. decreased $5,590,390 due to decreases in the entities’ respective earnings during FY 2013. Excluding the sales of all shares of common stock of Heelys, Inc. and partial sale of 2,774,250 shares of Encore Wire Corporation, net unrealized appreciation of investments for the year ended March 31, 2013 increased by $118,613,715.

The largest increases in unrealized appreciation for the year ended March 31, 2012 are attributable to Encore Wire Corporation, which increased $39,723,210 and Alamo Group, which increased $22,872,338. In March 2012, Form S-3 registration statements of Alamo Group, Inc. (NYSE: ALG), Encore Wire Corporation (NASDAQ: WIRE), and Heelys Inc. (NASDAQ: HLYS) were filed with the Securities and Exchange Commission, or SEC. As a result of these registrations becoming effective, restrictions of the common stock of these companies imposed by Rule 144 of the Securities Exchange Act of 1933 were lifted, and discounts on these common stocks were subsequently removed. Due to these registrations with the SEC, Encore Wire Corporation, Alamo Group Inc. and Heelys Inc. common stock were transferred from Level 3 to Level 1 under the fair value hierarchy of ASC 820. On March 13, 2012, Encore’s registration statement became effective. As a result, Encore’s fair value is equivalent to the company’s closing bid price of $29.72 per share on March 31, 2012.  Alamo’s registration statement became effective March 28, 2012. As a result, Alamo’s fair value is equivalent to the company’s closing bid price of $30.06 per share on March 31, 2012. In addition, unrealized appreciation in RectorSeal Corporation and Whitmore Manufacturing Company increased $21,600,000 and $11,600,000, respectively, due to improved earnings; Heelys, Inc. increased $1,304,723 due to recent Form S-3 registration statement filed with the SEC. On April 17, 2012, Heelys’ registration statement became effective. As a result, Heelys’ fair value is equivalent to the company’s closing bid price of $2.20 per share

For the year ended March 31, 2011, we recognized significant increases in several of our largest investments. The largest increases in unrealized appreciation were attributable to RectorSeal Corporation, which increased $24,500,000 and The Whitmore Manufacturing Company, which increased $8,100,000 due to improved earnings; Media Recovery, Inc., which increased $5,223,290 due to earnings improvement and reduced debt; Encore Wire Corporation, which increased $14,303,625, and Alamo Group, which increased $19,812,100, due to increases in their respective stock prices.  Offsetting the increases were a $6,833,953 decrease in Palm Harbor Homes, Inc., reflecting depressed market conditions within the housing industry which caused Palm Harbor to file for Chapter 11 bankruptcy protection. The change in unrealized appreciation of investments for the year ended March 31, 2011 includes a $66,489,600 reduction related to the aforementioned sale of Lifemark Group. Excluding the Lifemark Group, net unrealized appreciation of investments for the year ended March 31, 2011 increased by $79,488,132.

Portfolio Investments

During the year ended March 31, 2013, we invested a total of $9,780,849. During the year ended March 31, 2012, we invested a total of $13,377,408. During the year ended March 31, 2011, we invested $17,136,824 ($10,519,954 in cash and $6,616,870 non-cash, consisting of $3,707,619 in transferred real estate and assets from the sale of Lifemark Group, Inc. and $2,913,251 in preferred stock in Phi Health, Inc. resulting from the conversion of CMI Holding Company, Inc.

Financial Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of approximately $81.8 million.  Pursuant to the SBA regulations, cash and cash equivalents of $24.9 million held by CSVC may not be transferred or advanced to CSW without the consent of the SBA.

With the exception of two capital gain distributions made in the form of cash dividend during this fiscal year and a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we elected to retain all gains realized during our more than 50 years of operations.  Retention of future gains is viewed as an important source of funds to sustain our investment activity. Approximately $168 million of our investment portfolio is represented by unrestricted publicly traded securities and represents a source of liquidity as of March 31, 2013.

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

Contractual Obligations

As shown below, we had the following contractual obligations as of March 31, 2013.  For information on our capital commitments, see Note 9 of the Notes to Consolidated Financial Statements.

	Payments Due By Period (In thousands)
Contractual Obligations	Total	1 Year	2-3 Years	More Than 3 Years
Operating lease obligations	$200	$133	$67	$	−

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

Portfolio Changes During the Year Ended March 31, 2013

New Investment and Additions to Previous Investments

New Investment	Purchase Amount
TitanLiner Inc.	$5,950,000

Additions to Previous Investments	Purchase Amount
Ballast Point Ventures II, L.P.	$300,000
BankCap Partners Fund I, L.P.	88,806
Capstar Holdings Corp.	1,000,000
Cinatra Clean Technologies, Inc.	759,043
Discovery Alliance, LLC	135,000
iMemories, Inc.	748,000
Trax Holdings, Inc.	800,000	*
	$3,830,849

*In December 2012, the $3,200,000 investment in Trax Holdings, Inc. debt security and $800,000 accrued interest were converted into Series B Convertible Preferred Stock.

Dispositions

	Proceeds	Cost	Realized gain/(loss)
Diamond State Venture, L.P.	$50,000	−	$50,000
Encore Wire Corporation	66,637,485	600,000	66,037,485
Extreme International, Inc.	10,926,000	3,325,875	7,600,125
Heelys, Inc.	20,963,948	102,490	20,861,458
Hologic, Inc.	868,019	17,471	850,548
Lifemark Group	−	7,000	(7,000)
Palm Harbor Homes, Inc.	2,823	−	2,823
StarTech Seed Fund I, L.P.	27,472	178,066	(150,594)
Sterling Group Partners, L.P.	66,315	827,057	(760,742)
VIA Holdings, Inc.	1	4,926,290	(4,926,289)
	$99,542,063	$9,984,249	$89,557,814
Cash distributions from net realized gain			$(77,300,714)
Undistributed realized gain before income taxes			$12,257,100

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $6,566,000 at March 31, 2013, equivalent to 1.1% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income.  Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

We have audited the accompanying consolidated balance sheets of Capital Southwest Corporation (a Texas Corporation) and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2013 and the selected per share data and ratios for each of the five years in the period ended March 31, 2013. Our audits of the basic consolidated financial statements included the Schedule of Investments In and Advances to Affiliates listed in the index appearing under Item 15(2). These financial statements, per share data and ratios and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Capital Southwest Corporation and subsidiaries as of March 31, 2013 and 2012, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended March 31, 2013, and the selected per share data and ratios for each of the five years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 31, 2013 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Dallas, Texas
May 31, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Capital Southwest Corporation

We have audited the internal control over financial reporting of Capital Southwest Corporation (a Texas Corporation) and subsidiaries (the “Company”) as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2013, and our report dated May 31, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas

May 31, 2013

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except per share data)

	March 31 2013	March 31 2012
Assets
Investments at market or fair value
Companies more than 25% owned (Cost: March 31, 2013 - $13,711, March 31, 2012 - $14,870)	$344,790	$283,575
Companies 5% to 25% owned (Cost: March 31, 2013 - $15,594, March 31, 2012 - $14,003)	157,394	209,222
Companies less than 5% owned (Cost: March 31, 2013 - $58,961, March 31, 2012 - $60,120)	72,003	65,749
Total investments (Cost: March 31, 2013 - $88,266, March 31, 2012 - $88,993)	574,187	558,546
Cash and cash equivalents	81,767	64,895
Receivables
Dividends and interest	2,465	1,741
Affiliates	291	220
Pension assets	8,762	7,349
Other assets	200	238
Total assets	$667,672	$632,989

Liabilities
Other liabilities	$3,102	$688
Pension liability	2,650	1,568
Deferred income taxes	2,143	2,027
Total liabilities	7,895	4,283

Net Assets
Common stock, $1 par value: authorized, 5,000,000 shares; issued, 4,394,194 shares at March 31, 2013 and 4,339,416 shares at March 31, 2012	4,394	4,339
Additional capital	183,668	177,841
Accumulated net investment income	(706)	412
Accumulated net realized gain	10,437	498
Unrealized appreciation of investments	485,921	469,553
Treasury stock - at cost on 584,878 shares	(23,937)	(23,937)
Total net assets	659,777	628,706
Total liabilities and net assets	$667,672	$632,989
Net asset value per share (on the 3,809,316 shares outstanding at March 31, 2013 and 3,754,538 shares outstanding at March 31, 2012)	$173.20	$167.45

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended March 31
	2013	2012	2011
Investment income:
Interest	$2,078	$1,980	$1,364
Dividends	8,093	6,720	5,432
Management fees and other income	664	634	772
	10,835	9,334	7,568
Operating expenses:
Salaries	5,113	3,653	3,089
Stock option expense	515	1,050	957
Net pension benefit	(34)	(300)	(291)
Professional fees	1,133	990	819
Other operating expenses	1,611	1,279	1,064
	8,338	6,672	5,638
Income before income taxes	2,497	2,662	1,930
Income tax expense	590	118	126

Net investment income	$1,907	$2,544	$1,804

Proceeds from disposition of investments	99,542	32,454	77,750
Cost of investments sold	9,984	20,627	14,287
Realized gain on investments before income tax	89,558	11,827	63,463
Income tax expense	1,125	1,249	24,578
Net realized gain on investments	88,433	10,578	38,885

Net increase in unrealized appreciation of investments	16,367	78,635	12,999

Net realized and unrealized gain on investments	$104,800	$89,213	$51,884

Increase in net assets from operations	$106,707	$91,757	$53,688

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)

	Years Ended March 31
	2013	2012	2011
Operations:
Net investment income	$1,907	$2,544	$1,804
Net realized gain on investments	88,433	10,578	38,885
Net increase in unrealized appreciation of investments	16,367	78,635	12,999
Increase in net assets from operations	106,707	91,757	53,688
Distributions from:
Undistributed net investment income	(3,025)	(3,003)	(2,994)
Net realized gains	(77,301)	-	-
Net realized gains deemed distributed to shareholders	(3,215)	(3,216)	(45,748)
Capital share transactions:
Allocated increase in share value for deemed distribution	3,215	3,216	45,748
Change in pension plan funded status	194	(430)	(89)
Exercise of employee stock options	3,981	99	745
Stock option and restricted awards expense	515	1,050	957
Increase in net assets	31,071	89,473	52,307
Net assets, beginning of period	628,706	539,233	486,926
Net assets, end of period	$659,777	$628,706	$539,233

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31
	2013	2012	2011
Cash flows from operating activities
Increase in net assets from operations	$106,707	$91,757	$53,688
Adjustments to reconcile increase in net assets from operations to net cash provided by operating activities:
Net proceeds from disposition of investments	99,535	32,454	71,133
Return of Capital on Investment	767	-	-
Proceeds from repayment of loans	-	2,111	4,519
Purchases of securities	(10,018)	(13,377)	(10,520)
Depreciation and amortization	30	25	27
Net pension benefit	(34)	(300)	(291)
Realized gains on investments before income tax	(89,558)	(11,827)	(63,463)
Taxes payable on behalf of shareholders on deemed distribution	1,125	1,249	24,577
Net increase in unrealized appreciation of investments	(16,367)	(78,635)	(12,999)
Stock option and restricted awards expense	515	1,050	957
(Increase) decrease in dividend and interest receivable	(724)	(1,218)	490
(Increase) decrease in receivables from affiliates	(70)	120	525
(Increase) decrease in other assets	6	(81)	(18)
Increase (decrease) in other liabilities	2,520	344	(496)
(Decrease) increase in deferred income taxes	(92)	(123)	102
Net cash provided by operating activities	94,342	23,549	68,231
Cash flows from financing activities
Distributions from undistributed net investment income	(3,025)	(3,003)	(2,994)
Dividends paid from capital gains	(77,301)	-	-
Proceeds from exercise of employee stock options	3,981	99	745
Payment of federal income tax for deemed capital gains distribution	(1,125)	(1,249)	(24,577)
Net cash used in financing activities	(77,470)	(4,153)	(26,826)
Net increase in cash and cash equivalents	16,872	19,396	41,405
Cash and cash equivalents at beginning of period	64,895	45,499	4,094
Cash and cash equivalents at end of period	$81,767	$64,895	$45,499
Supplemental disclosure of cash flow information:
Income taxes	$590	$–	$–

Non-cash transactions:
a.
In January 2011, CMI Holding Company completed a friendly foreclosure that allowed the conversion of CMI Holding Company notes in the amount $2,913,521 to preferred stock to their newly formed Phi Health, Inc.

b.	In July 2011, the $1,000,000 investment in iMemories, Inc. debt security was converted into Series C Convertible Preferred Stock.
c.	In December 2012, the $3,200,000 investment in Trax Holdings, Inc. debt security and $800,000 accrued interest were converted into Series B Convertible Preferred Stock.

These transactions had the following non-cash effect on our Consolidated Statements of Assets and Liabilities:

Total Investments	$4,000	$1,000	$6,617

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	‡2,832,300 shares common stock (acquired 4-1-73 thru 5-09-11)	$2,190,937	$108,278,100
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,950,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,500,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	1,240,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas	73.4%	12% subordinated secured promissory note, due 5-9-16 (acquired 5-19-10 thru 10-20-10)	779,278	81,000
Cleans above ground oil storage tanks with a patented, automated system.		12% subordinated secured promissory note, due 5-9-17 (acquired 5-9-11 thru 10-26-11)	2,285,700	237,000
		12% subordinated secured promissory note, due 3-31-17 (acquired 9-9-11 and 10-26-11)	1,523,800	158,000
		10% subordinated secured promissory note, due 5-9-17 (acquired 7-14-08 thru 4-28-10)	6,200,700	643,000
		12% subordinated secured promissory note, due 10-31-17 (acquired 10-19-12)	499,997	52,000
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,436,499 shares of common stock at $1.00 per share, expiring 10-31-2027 (acquired 5-9-11 thru 10-19-12)	–	–
			14,322,885	1,171,001

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	6.2%	‡1,312,500 shares common stock (acquired 9-10-92 thru 10-15-98)	5,200,000	45,950,625
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡582,820 shares common stock (acquired 8-27-99)	202,529	13,165,904
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	23%	17,391,304 shares Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		4,684,967 shares Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	308,000
		10% convertible notes, $400,000 principal due 7-31-14 (acquired 3-15-13	440,000	440,000
			5,826,479	5,826,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.5%	3,846,154 Class D shares (acquired 5-20-11)	5,000,000	5,975,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	10,204,082 shares Series B-2 Convertible Preferred Stock, convertible into 10,204,802 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	5,200,000
		Warrants to purchase 94,510 shares of preferred stock at $ 0.70 per share, acquired 1-26-12	-	-
			5,000,000	5,200,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥MEDIA RECOVERY, INC.	97.9%	800,000 shares Series A Convertible Preferred Stock,	800,000	2,000,000
Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.		convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97) 4,000,002 shares common stock (acquired 11-4-97)	4,615,000	9,900,000
			5,415,000	11,900,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	7.7%	12.3% senior subordinated notes, $2,000,000 principal due 12-18-15 (acquired 9-25-06)	1,553,150	1,900,000
		150,000 shares common stock (acquired 10-18-01)	150,000	2
			1,703,150	1,900,002
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares common stock (acquired 1-5-73 and 3-31-73)	52,600	238,900,000
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	763,000
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	29.9%	217,038 shares Series A Convertible Preferred Stock convertible into 217,038 shares of Series A preferred stock at $14.76 per share (acquired 6-29-12)	3,203,000	3,203,000
		7% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,747,000
		Warrants to purchase 122,239 shares of Series A preferred stock at $ 0.01 per share, expiring 12-31-22	-	-
			5,950,000	5,950,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	25.4%	475,430 shares Series B convertible Preferred Stock convertible into 475,430 common stock at $8.41 per share(acquired 12-5-12)	4,000,000	7,000,000
		1,061,279 shares Series A Convertible Preferred Stock, convertible into 1,061,279 common stock at $4.71 per share (acquired 12-8-08 and 2-17-09)	5,000,000	12,400,000
			9,000,000	19,400,000
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.1%	4,788,371 shares Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	80,500,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 2-15-13)	1,659,790	1,843,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	5,897,276	5,013,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	1,331,256	3,934,000
	100.0%	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10); 1,000,000 shares preferred stock (acquired 12-17-12)	4,703,619	7,846,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	120,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
Miscellaneous (continued)	–	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 10-15-12)	1,315,000	956,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	190,000
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	188,000
	–	†North American Energy Partners, Inc. 77,194 shares common stock (acquired 8-20-12)	236,986	350,461
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	754,327	151,000
TOTAL INVESTMENTS			$88,265,649	$574,186,572

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	‡2,832,300 shares common stock (acquired 4-1-73 thru 5-09-11)	$2,190,937	$85,138,938
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares common stock (acquired 4-10-07)	3,000,000	2,299,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,100,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	600,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	73.4%	12% subordinated secured promissory note, due 5-9-16 (acquired 5-19-10 thru 10-20-10)	779,278	444,189
		12% subordinated secured promissory note, due 5-9-17 (acquired 5-9-11 thru 10-26-11)	2,285,700	1,302,849
		12% subordinated secured promissory note, due 8-31-16 (acquired 9-9-11 and 10-26-11)	1,264,754	720,910
		10% subordinated secured promissory note, due 5-9-17 (acquired 7-14-08 thru 4-28-10)	6,200,700	3,534,399
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,269,833 shares of common stock at $1.00 per share, expiring 8-31-21 (acquired 5-9-11 thru 8-31-11)	–	–
			13,563,842	6,002,348
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	16.9%	‡4,086,750 shares common stock (acquired 7-16-92 thru 10-7-98)	5,800,000	121,458,210

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

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares common stock (acquired 8-31-79)	1,600,000	67,200,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 6-18-10)	1,725,000	1,551,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-30-11)	5,808,470	5,012,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	1,331,256	1,438,000
	100.0%	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10)	3,703,619	5,338,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	76,000	184,000
	–	¥Discovery Alliance, LLC 90.0% limited liability company (acquired 9-12-08 thru 10-20-11)	1,180,000	1,280,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	662,000
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	159,000
	–	STARTech Seed Fund I 12.1% limited partnership interest (acquired 4-17-98 thru 1-5-00)	178,066	39,000

	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	843,891	371,000
Miscellaneous (continued)	–	Sterling Group Partners I, L.P. 1.7% limited partnership interest (acquired 4-20-01 thru 1-24-05)	1,064,042	511,000
TOTAL INVESTMENTS			$88,992,822	$558,546,332

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Schedule of Investments

a)	Equity

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

Unrestricted securities (indicated by ‡) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At March 31, 2013, restricted securities represented approximately 70.8% of the value of the consolidated investment portfolio.

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

(d)	Agreements between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the Company disposing such common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at March 31, 2013 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

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

Organization

Capital Southwest Corporation (“CSW”) was organized as a Texas corporation on April 19, 1961.  Until September 1969, CSW operated as a licensee under the Small Business Investment Act of 1958.  At that time, we transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain assets and our license as a small business investment company ("SBIC").  CSVC is a closed-end, non-diversified investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).  Prior to March 30, 1988, CSW was registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, CSW elected to become a Business Development Company (“BDC”) subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980.  Because CSW wholly owns CSVC, the portfolios of both CSW and CSVC are referred to collectively as “our,” “we” and “us.”  Capital Southwest Management Company (“CSMC”), a wholly-owned subsidiary of CSW, is the management company for CSW and CSVC.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for its day-to-day operations.

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

Pursuant to our internal valuation process, each portfolio company is valued once a quarter.  In addition to our internal valuation process, our Board of Directors retains a nationally recognized firm to provide limited scope third party valuation services on certain portfolio investments.  Our Board of Directors retained Duff & Phelps to provide limited scope third party valuation services on three investments comprising 57.7% of our net asset value at March 31, 2013.

We believe our investments at March 31, 2013 and March 31, 2012 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

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

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. Historically, we have not distributed net capital gains; however, during the twelve months ended March 31, 2013, we distributed capital gains dividends in the amount of $20.34 per share to our shareholders. When we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35%.  As an investment company that qualifies as a RIC under the IRC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 4 for further discussion.

CSMC, a wholly owned subsidiary of CSW, is not a RIC and is required to pay taxes at the current corporate rate.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the years ended March 31, 2013, 2012 and 2011.

Deferred Taxes  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  Deferred taxes related to the qualified defined benefit pension plan are recorded as incurred.

            Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost over the straight-line method for all share-based payments awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to shared-based compensation expense over the vesting term.  For phantom stock options, the option value of phantom stock awards is calculated based on the net asset value of the Corporation. We value the plan each quarter and either increase or decrease the liability based on the phantom option value. See Note 6 for further discussion.

Defined Pension Benefits and Other Postretirement Plans  We record annual amounts relating to the defined benefit pension plan based on calculations, which include various actuarial assumptions such as discount rates and assumed rates of return depending on the pension plan.  Material changes in pension costs could occur to changes in the discount rate, changes in the expected long-term rate of return, changes in level of contributions to the plans and other factors.  The funded status is the difference between the fair value of plan assets and the benefit obligation.  We recognize changes in the funded status of defined benefit plan in the Statement of Assets and Liabilities in the year in which the changes occur and measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end.  We presently use March 31 as the measurement date for our defined benefit plan.

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

•
Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data.  We did not value any of our investments using Level 2 inputs as of March 31, 2013 and 2012.

•
Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment.  We used Level 3 inputs for measuring the fair value of approximately 70.8% of our investments as of March 31, 2013.  See “Notes to Consolidated Schedule of Investments” (c) on page 47 for the investment policy used to determine the fair value of these investments.

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

Limited Partnership or Limited Liability Company Interests

For recent investments, we generally evaluate limited partnership or limited liability company interests at cost, which is deemed to represent market value, unless or until there is substantive evidence that cost does not correspond to fair value. Thereafter, these securities are generally valued at our percentage interest of the fund or company’s calculated net asset value, unless there is substantive evidence that the net asset value does not correspond to fair value. All investments of each fund are valued by each fund in accordance with ASC 820.

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

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company to value our Level 3 investments as of March 31, 2013 and March 31, 2012. Unobservable inputs are those inputs for which little or no market data exists and therefore require an entity to develop its own assumptions. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

Type	Valuation Technique	Fair Value at 3/31/2013 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$342.2	EBITDA Multiple	3.25x – 7.00x		6.45	x
	Market Approach	$11.1	Revenue Multiple	0.25x – 1.82x		0.97	x
	Market Approach	$7.9	Cash and Asset Value	NA		NA
	Discounted Cash Flow	$0.7	Discount Rate	1.75%		1.75%
	Market Approach	$3.0	Multiple of Tangible Book Value	1.22	x	1.22	x
	Market Approach	$22.6	Recent Transaction Price	NA		NA
	Market Approach	$0.2	Market Value of Held Securities	NA		NA
		$387.7
Debt	Discounted Cash Flow	$3.1	Discount Rate	10.02% -12.00%		10.77%
	Recent Transaction Price	$3.5	Recent Transaction Price	NA		NA
		$6.6
Partnership Interests	Net Asset Value*	$12.2	Fund Value	NA		NA
	Total	$406.5

Type	Valuation Technique	Fair Value at 3/31/2012 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$270.2	EBITDA Multiple	3.25x - 6.50x		5.71	x
	Market Approach	$11.7	Revenue Multiple	1.10x – 1.97x		1.48	x
	Market Approach	$5.5	Cash and Asset Value	NA		NA
	Discounted Cash Flow	$0.8	Discount Rate	3.56%		3.56%
	Market Approach	$2.3	Multiple of Tangible Book Value	1.00	x	1.00	x
	Market Approach	$5.0	Recent Transaction Price	NA		NA
	Market Approach	$0.1	Market Value of Held Securities	NA		NA
		$295.6
Debt	Discounted Cash Flow	$8.0	Discount Rate	10.31%-16.22%		14.74%
	Recent Transaction Price	$3.2	Recent Transaction Price	NA		NA
		$11.2
Partnership Interests	Net Asset Value*	$11.0	Fund Value	NA		NA
	Total	$317.8

As of March 31, 2013 and 2012, 70.8% and 56.9%, respectively, of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2013 and March 31, 2012 (in millions):

		Fair Value Measurements at 3/31/13 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$6.6	$	−	$	−	$6.6
Partnership Interests	12.2		−		−	12.2
Preferred Equity	44.6		−		−	44.6
Common Equity	510.8		167.7		−	343.1
Total Investments	$574.2		$167.7	$	−	$406.5

		Fair Value Measurements at 3/31/12 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$11.2	$	−	$	−	$11.2
Partnership Interests	11.0		−		−	11.0
Preferred Equity	33.9		−		−	33.9
Common Equity	502.4		240.7		−	261.7
Total Investments	$558.5		$240.7	$	−	$317.8

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value to another.

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the years ended March 31, 2013 and 2012 (in millions):

	Fair Value 3/31/12	Net Unrealized Appreciation (Depreciation)	New Investments	Divestitures		Net Changes from Unrealized to Realized		Conversion of Security from Debt to Equity		Transfer out of Level 3		Fair Value at 3/31/13
Debt	$11.2	$(5.4)	$4.0	$	−	$	−		$(3.2)	$	−	$6.6
Partnership Interest	11.0	1.5	0.5		−		(0.8)		−		−	12.2
Preferred Equity	33.9	12.3	−		(9.8)		5		3.2		−	44.6
Common Equity	261.7	82.1	−		−		(0.7)		−		−	343.1
Total Investments	$317.8	$90.5	$4.5		$(9.8)		$3.5	$	−	$	−	$406.5

	Fair Value 3/31/11	Net Unrealized Appreciation (Depreciation)	New Investments	Divestitures	Net Changes from Unrealized to Realized	Conversion of Security from Debt to Equity	Transfer out of Level 3		Fair Value at 3/31/12
Debt	$12.7	$(4.6)	$6.6	$(1.0)	$(2.5)	−	$	−	$11.2
Partnership Interest	9.5	0.2	1.3	−	−	−		−	11.0
Preferred Equity	45.8	(2.9)	6.3	(6.1)	(9.2)	−		−	33.9
Common Equity	394.5	87.0	0.0	−	7.3	−		227.1	261.7
Total Investments	$462.5	$79.7	$14.2	$(7.1)	$(4.4)	−		$227.1	$317.8

The total unrealized gains included in earnings that related to assets still held at the report date for the years ended March 31, 2013 and 2012 were $120,777,969 and $96,949,860, respectively.

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

            Historically, we have not distributed net capital gains; however, during the tax year ended December 31, 2012, we distributed capital gains dividends in the amount of $17.59 per share to our shareholders. For the tax year ended December 31, 2012, we had net long-term capital gains of $3,214,547 for tax purposes and $2,319,012 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders. For the tax year ended December 31, 2011, we had net long-term capital gains of $3,568,376 for tax purposes and $4,465,088 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders.

            In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $1,125,092 for the tax year ended December 31, 2012.  For the tax year ended December 31, 2011, we incurred federal taxes on behalf of our shareholders in the amount of $1,248,932.

The following table sets forth a summary of our net realized gains on transactions by category:

Net Realized Gains on Transactions In	For the Tax Year Ended December 31
Investment Securities of	2012		2011
Control Investments	$	−	$	−
Affiliated Investments		66,037,485		−
Non-Control/Non-Affiliated Investments		3,107,309		4,465,088
Net realized gain on investments		$69,144,794		$4,465,088
Capital gain distribution		(66,825,782)		−
Income tax expense		1,125,092		1,248,932
Net realized gains on investments		$1,193,920		$3,216,156
Net realized gains on investment (for tax purposes)		$3,214,547		$3,568,376

For the years ended March 31, 2013, 2012 and 2011, CSW and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. Historically, we have not distributed net capital gains; however, during the twelve months ended March 31, 2013, we distributed capital gains dividends in the amount of $20.34 per share to our shareholders. As of March 31, 2013 we had accumulated long-term capital gains of $10,436,526. As of March 31, 2012 we had accumulated long-term capital gains of $498,438.

6.	EMPLOYEE STOCK BASED COMPENSATION PLANS

Stock Options

On July 20, 2009, shareholders approved our 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers  and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares.  All options are granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 38,750 shares at a price of $76.74 (market price at the time of the grant) were granted on October 19, 2009. Additionally, options to purchase 20,000 shares at a price of $95.79 (market price at time of the grant) were granted on March 22, 2010, options to purchase 15,000 shares at a price of $88.20 were granted on July 19, 2010 and options to purchase 10,000 shares at a price of $96.92 were granted on July 18, 2011. During the twelve months ended March 31, 2013, 27,023 options were exercised and 14,000 options were forfeited, thus leaving 42,727 options outstanding and 70,250 options available to grant under the 2009 Plan.

We previously granted stock options under its 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously made under our 1999 Stock Option Plan and outstanding on July 20, 2009 continue in effect governed by provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at or above market price, generally expire up to ten years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. During the twelve months ended March 31, 2013, 14,395 options were forfeited and 19,105 options were exercised, thus leaving 61,500 options outstanding under the 1999 Plan.

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Share-based compensation cost for restricted stocks is measured based on the closing fair market value of our Company’s common stock on the date of the grant.  Accordingly, for the years ended March 31, 2013, 2012 and 2011, we recognized stock option compensation expense of $405,945, $1,009,922 and $957,168 respectively.

As of March 31, 2013, the total remaining unrecognized compensation cost related to non-vested stock options was $897,537, which will be amortized over the weighted-average service period of approximately 1.2 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 18, 2011	$33.07	0.83%	1.45%	40.0%	5
July 19, 2010	$28.58	0.91%	1.73%	37.5%	5
March 22, 2010	$32.56	0.84%	2.43%	37.8%	5
October 19, 2009	$25.36	1.04%	2.36%	37.6%	5
1999 Plan
July 30, 2008	$29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$31.28	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of March 31, 2013:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2011	73,750	$84.24
Granted	10,000	96.92
Exercised	–	–
Canceled/Forfeited	–	–
Balance at March 31, 2012	83,750	$85.75
Granted	–	–
Exercised	(27,023)	79.82
Forfeited	(14,000)	85.78
Balance at March 31, 2013	42,727	$89.49

1999 Plan
Balance at March 31, 2011	96,500	$114.78
Granted	–	–
Exercised	(1,500)	65.70
Forfeited	–	–
Balance at March 31, 2012	95,000	$113.63
Granted	–	–
Exercised	(19,105)	95.33
Forfeited	(14,395)	111.14
Balance at March 31, 2013	61,500	$132.00
Combined Balance at March 31, 2013	104,227	$114.58

March 31, 2013	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value
Outstanding	1.2 years	$3,310,129
Exercisable	0.7 years	$2,169,482

At March 31, 2013, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $76.74 to $152.98 and 1.2 year, respectively.  The total number of options exercisable under both the 2009 Plan and the 1999 Plan at March 31, 2013, was 63,227 shares with a weighted-average exercise price of $128.47.

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

At March 31, 2013, 2012 and 2011, the number of options exercisable was 63,227, 87,590 and 54,325, respectively, and the weighted average price of those options was $128.47, $112.25 and $115.57, respectively.

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan, our Board of Directors reserved for issuance 47,000 shares of restricted stock to certain key employees. A restricted stock award is an award of shares of our common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer), the restrictions on which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are subject to forfeit if employment terminates prior to these restrictions lapsing. These shares vest over a five-year period from the grant date and are expensed over the five-year service period starting on the grant date. On January 16, 2012, the Board of Directors granted 9,650 shares of restricted stock to key employees of the Company. On January 22, 2013, the Board of Directors granted 2,000 shares of restricted stock to officers of the Company. During the twelve months ended March 31, 2013, 3,000 shares of restricted stock were forfeited and 1,330 shares were fully vested. The following table summarizes the restricted stock available for issuance as of March 31, 2013:

Restricted stock available for issuance as of March 31, 2012	37,350
Restricted stock granted during the year	(2,000)
Restricted stock forfeited during the year	3,000
Restricted stock available for issuance as of March 31, 2013	38,350

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of the grant on a straight-line basis over the vesting period in which the restrictions on these stock awards lapse. For these purposes, the fair value of the restricted stock award is determined based on the closing price of our common stock on the date of grant. For the fiscal year ended March 31, 2013, we recognized total share based compensation expense of $109,083 related to the restricted stock issued to our employees and officers.  For the fiscal year ended March 31, 2012, we recognized total share based compensation expense of $40,377 related to the restricted stock issued to our employees and officers.  For the fiscal year ended March 31, 2011, no restricted stock was issued.

As of March 31, 2013, the total remaining unrecognized compensation cost related to non-vested restricted stock awards was $615,200, which will be amortized over the weighted-average service period of approximately 4.1 years.

The following table represents a summary of the activity for our restricted stock awards for the fiscal year ended March 31, 2013:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2012	9,650	$83.60	3.8
Granted	2,000	104.34	4.8
Vested	(1,330)	83.60	−
Forfeited	(3,000)	83.60	−
Unvested at March 31, 2013	7,320	$89.27	4.1

Phantom Stock Plan

On January 16, 2012, our Board of Directors approved the issuance of 26,000 phantom stock options at an exercise price of $146.95/share (Net Asset Value at December 31, 2011) pursuant to the Capital Southwest Corporation Phantom Stock Option Plan to provide deferred compensation to certain key employees. On January 22, 2013, the Board of Directors granted 4,050 shares of phantom stock options at an exercise price of $158.65 (Net Asset Value at December 31, 2012) to officers of the Company.  Under the plan, awards vest on the fifth anniversary of the award date. Upon exercise of the phantom option, a cash payment in an amount for each phantom share equal to estimated fair market value minus the phantom option exercise price will be distributed to plan participants. The estimated liability for phantom stock options is $693,401 as of March 31, 2013.

The following table represents a summary of the activity for our phantom stock plan for the fiscal year ended March 31, 2013:

Phantom Stock Awards	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2012	26,000	$146.95	3.8
Granted	4,050	$158.65	4.8
Vested	−	−	−
Forfeited or expired	(7,500)	$146.95	−
Unvested at March 31, 2013	22,550	$149.05	4.0

7.	EMPLOYEE STOCK OWNERSHIP PLAN

CSW and one of its controlled affiliates sponsor a qualified employee stock ownership plan (“ESOP”) in which certain employees participate.  Contributions to the plan, which are invested in our stock, are made at the discretion of our Board of Directors.  A participant’s interest in contributions to the ESOP fully vests after three years of active service.

During the 3 years ended March 31, 2013, we made contributions to the ESOP, which were included in operating expenses, of $190,337 in 2013, $222,179 in 2012, and $147,212 in 2011.

8.	RETIREMENT PLANS

CSW sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  The following information about the plan represents amounts and information related to CSW’s participation in the plan and is presented as though CSW sponsored a single-employer plan.  Benefits are based on years of service and an average of the highest five consecutive years of compensation during the last 10 years of employment.  The funding policy of the plan is to contribute annual amounts that are currently deductible for tax reporting purposes.  No contribution was made to the plan during the three years ended March 31, 2013.

Additionally, CSW sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan that provides for the payment, upon retirement, of the difference between the maximum annual payment permissible under the qualified retirement plan pursuant to Federal limitations and the amount which would otherwise have been payable under the qualified plan.

The following tables set forth the qualified plan’s net pension benefit, benefit obligation, fair value of plan assets, and amounts recognized in our consolidated statements of operations at March 31, 2013, 2012 and 2011, as well as amounts recognized in our consolidated statements of assets and liabilities at March 31, 2013 and 2012:

	Years Ended March 31
	2013	2012	2011
Net pension benefit
Service cost-benefits earned during the year	$259,672	$133,729	$161,047
Interest cost on projected benefit obligation	286,639	256,558	231,332
Expected return on assets	(784,194)	(781,299)	(771,025)
Net amortization	49,803	9,377	9,377
Net pension benefit from qualified plan	$(188,080)	$(381,635)	$(369,269)

	Years Ended March 31
	2013	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$5,136,555	$4,213,349	$3,450,443
Service cost	259,672	133,729	161,047
Interest cost	286,639	256,558	231,332
Actuarial gain (loss)	818,784	601,402	437,959
Benefits paid	(80,039)	(68,483)	(67,432)
Benefit obligation at end of year	$6,421,611	$5,136,555	$4,213,349

	Years Ended March 31
	2013	2012	2011
Change in plan assets
Fair value of plan assets at beginning of year	$12,485,876	$11,610,994	$10,519,400
Actual return on plan assets	2,777,996	943,365	1,159,026
Benefits paid	(80,039)	(68,483)	(67,432)
Fair value of plan assets at end of year	$15,183,833	$12,485,876	$11,610,994

	Years Ended March 31
	2013	2012
Funded status and amounts recognized in consolidated statements of assets and liabilities
Actuarial present value of benefit obligations: Accumulated benefit obligation	$(5,636,366)	$(4,755,675)
Projected benefit obligation for service rendered to date	(6,421,611)	(5,136,555)
Plan assets at fair value*	15,183,833	12,485,876
Funded status	8,762,222	7,349,321
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	602,598	1,818,042
Unrecognized prior service costs	122,579	131,956
ASC 715 adjustment	(725,177)	(1,949,998)
Prepaid pension cost included in pension assets	$8,762,222	$7,349,321

*Primarily equities and bonds including approximately 25,000 shares of CSW Common Stock.

The following tables set forth the retirement restoration plan’s net pension benefit and benefit obligation amounts at March 31, 2013, 2012 and 2011, as well as amounts recognized in our consolidated statements of assets and liabilities at March 31, 2013, 2012:

	Years Ended March 31
	2013	2012	2011
Net pension cost
Service cost-benefits earned during the year	$37,052	$18,163	$33,216
Interest cost on projected benefit obligation	106,939	79,056	69,248
Net amortization	9,731	(15,428)	(24,507)
Net pension cost from qualified plan	$153,722	$81,791	$77,957

	Years Ended March 31
	2013	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$1,568,392	$1,256,895	$1,082,941
Service cost	37,052	18,163	33,216
Interest cost	106,939	79,056	69,248
Actuarial gain (loss)	810,303	214,278	132,940
Other adjustments	127,280	–	(61,450)
Benefit obligation at end of year	$2,649,966	$1,568,392	$1,256,895

	Years Ended March 31
	2013	2012
Amounts recognized in our consolidated statements of assets and liabilities
Projected benefit obligation	$(2,649,966)	$(1,568,392)
Unrecognized net (gain) loss from past experience different from that assumed and effects of changes in assumptions	836,122	8,556
Unrecognized prior service costs	(122,296)	(130,798)
ASC 715 adjustment	(713,826)	122,242
Accrued pension cost included in pension liabilities	$(2,649,966)	$(1,568,392)

The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years Ended March 31
	2013	2012	2011
Discount rate	4.50%	5.25%	6.00%
Rate of compensation increases	5.00%	5.00%	5.00%

The following assumptions were used in estimating the net periodic (income)/expense:

	Years Ended March 31
	2013	2012	2011
Discount rate	4.50%	5.25%	6.00%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increases	5.00%	5.00%	5.00%

Following are the expected benefit payments for the next five years and in the aggregate for the years 2019-2023:

(In thousands)	2014	2015	2016	2017	2018	2019-2023
Qualified Plan	$222	$238	$250	$334	$338	$1,921
Restoration Plan	$100	$119	$134	$181	$183	$965

During the plan year ended March 31, 2013, the discount rate was changed from 5.25% to 4.50%. The retirement assumption was changed from the prior assumption that all participants retire at age 65 with an assumption that reflects rates of retirement at each age between ages 55 and 70 for those participants who are retirement eligible to better reflect the anticipated experience of the plan. The expected rate of return on assets assumption was determined based on the anticipated performance of the various asset classes in the plan’s portfolio and the allocation of assets to each class.  The anticipated asset class return is developed using historical and predicted asset return performance, considering the investments underlying each asset class and expected investment performance based on forecasts of inflation, interest rates and market indices for fixed income and equity securities.

Plan Assets

Our pension plan is administered by a board-appointed committee that has fiduciary responsibility for the plan’s management.  The trustee of the plan is JPMorgan Asset Management.  Currently, approximately 15% of the assets are selected and managed by the trustee and the remainder of the assets are managed by the committee, invested mostly in equity securities, including our stock.  The plan assets are invested using a total return approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and achieve our targeted investment return benchmark.  Investment performance and asset allocation are measured and monitored on an ongoing basis.

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

CSW’s pension plan asset allocations are as follows:

	Percentage of Plan Assets at March 31
Asset Category	2013	2012
Equity securities	78.8%	77.7%
Fixed income securities	14.5%	16.6%
Cash and cash equivalents	6.7%	5.7%
	100.0%	100.0%

Below is the pension plan asset for Capital Southwest Corporation and its affiliates, of which Capital Southwest assets were $15,183,833 and $12,485,876 as of March 31, 2013 and 2012 respectively. The following fair value hierarchy table sets forth our pension plan investment portfolio by level as of March 31, 2013 (in millions):

		Fair Value Measurements at Reporting Date Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level I	Significant Other Observable Inputs Level 2	Significant Observable Inputs Level 3
Equity securities (a)	$40.1	$26.7	$13.4	$–
Fixed income securities (b)	7.4	–	7.4	–
Cash and cash equivalents	3.4	3.4	–	–
Total	$50.9	$30.1	$20.8	$–

The following fair value hierarchy table sets forth our pension plan investment portfolio by level as of March 31, 2012 (in millions):

		Fair Value Measurements at Reporting Date Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level I	Significant Other Observable Inputs Level 2	Significant Observable Inputs Level 3
Equity securities (a)	$32.9	$21.4	$11.5	$–
Fixed income securities (b)	7.0	–	7.0	–
Cash and cash equivalents	2.4	2.4	–	–
Total	$42.3	$23.8	$18.5	$–

There were no plan assets valued using significant unobservable inputs (level 3) as of March 31, 2013 or 2012.

(a)
This category includes investment in equity securities of large, medium and small companies and equity investments in foreign companies.  Mutual funds included in this category are valued using the net asset value per unit as of the valuation date.  These investments include shares of our common stock.  At March 31, 2013 and 2012, our common stock represented 19.9% and 19.7% respectively, of the plan assets.

(b)	This category includes investments in investment grade fixed income instruments, primarily U.S. government obligations.

9.	COMMITMENTS

As of March 31, 2013, we had agreed, subject to certain conditions, to invest up to $13,776,042 in eight portfolio companies.

We lease office space under an operating lease which requires base rentals of approximately $200,000 through September 2014. For the three years ended March 31, 2013, total rental expense charged to investment income was $141,155 in 2013, $117,199 in 2012, and $103,703 in 2011.

10.	SOURCES OF INCOME

	Investment Income				Realized Gain (Loss) on Investments before Income Taxes
Year Ended March 31, 2013	Interest		Dividends	Other Income
Companies more than 25% owned	$	−	$6,944,214	$484,800	$20,861,458
Companies 5% to 25% owned		250,298	868,560	66,950	66,037,485
Companies less than 5% owned		1,756,452	279,917	111,963	2,658,871
Other sources, including temporary investments		71,136	−	971	−
		$2,077,886	$8,092,691	$664,684	$89,557,814
Distribution from Realized Gain		−	−	−	(77,300,714	)*
		$2,077,886	$8,092,691	$664,684	$12,257,100

* During the twelve months ended March 31, 2013, we distributed $77,300,714 or $20.34 per share of capital gains dividends.

	Investment Income				Realized Gain (Loss) on Investments before Income Taxes
Year Ended March 31, 2012	Interest		Dividends	Other Income
Companies more than 25% owned	$	−	$5,553,140	$493,967	$(10,933,517)
Companies 5% to 25% owned		253,652	1,006,572	59,700	(45,287)
Companies less than 5% owned		1,674,051	160,729	79,250	22,805,680
Other sources, including temporary investments		52,477	−	699	−
		$1,980,180	$6,720,441	$633,616	$11,826,876

	Investment Income				Realized Gain (Loss) on Investments
Year Ended March 31, 2011	Interest		Dividends	Other Income	Before Income Taxes
Companies more than 25% owned	$	−	$5,024,061	$671,867	$70,294,097
Companies 5% to 25% owned		−	326,940	13,000	(6,863,347)
Companies less than 25% owned		1,304,496	81,270	−	31,833
Other sources, including temporary investments		59,642	−	86,871	−
		$1,364,138	$5,432,271	$771,738	$63,462,583

11.	SELECTED QUARTERLY FINANCIAL DATA

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2013 and 2012 (in thousands except per share amounts):

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net investment income (loss)	$18	$(120)	$4,142	$(2,133)	$1,907
Net realized gain (loss) on investments	66,888	(7)	640	20,912	88,433
Net increase (decrease) in unrealized appreciation of investments	(78,521)	50,321	22,296	22,271	16,367
Net increase (decrease) in net assets from operations	(11,615)	50,194	27,078	41,050	106,707
Net increase (decrease) in net operations per share	(3.05)	13.18	7.11	10.77	28.01

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net investment income (loss)	$14	$23	$4,385	$(1,878)	$2,544
Net realized gain (loss) on investments	(5,911)	18,500	(2,360)	349	10,578
Net increase(decrease) in unrealized appreciation of investments	(4,588)	(44,076)	48,798	78,501	78,635
Net increase (decrease) in net assets from operations	(10,455)	(25,703)	50,823	77,092	91,757
Net increase (decrease) in net operations per share	(2.79)	(6.85)	13.53	20.53	24.42

12.	SELECTED PER SHARE DATA AND RATIOS

The following presents a summary of the selected per share data for the years ended March 31, 2009 through 2013 (in thousands except per share amounts):

	Years Ended March 31
Per Share Data	2013	2012	2011	2010	2009
Investment income	$2.84	$2.49	$2.01	$1.63	$3.74
Operating expenses	(2.19)	(1.78)	(1.50)	(1.04)	(.98)
Interest expense	–	–	–	–	–
Income taxes	(.15)	(.03)	(.03)	(.03)	(.04)
Net investment income	.50	.68	.48	.56	2.72
Distributions from undistributed net investment income	(.79)	(.80)	(.80)	(.80)	(3.28)
Net realized gain net of tax	23.22	2.81	10.36	.22	2.87
Dividends from capital gains	(20.29)	–	–	–	–
Net increase (decrease) in unrealized appreciation of investments	4.30	20.93	3.46	18.88	(42.56)
Exercise of employee stock options**	(.97)	(.02)	(.20)	–	–
Forfeiture/ (Issuance) of restricted stock***	(.41)
Stock option expense	.14	.28	.26	.18	.13
Net change in pension plan funded status	.05	(.11)	(.02)	.12	(.39)
Treasury stock*	–	–	–	–	1.40
Adjustment to initially apply ASC 715, net of tax	–	–	–	–	–
Increase (decrease) in net asset value	5.75	23.77	13.54	19.16	(39.11)
Net asset value
Beginning of year	167.45	143.68	130.14	110.98	150.09
End of year	$173.20	$167.45	$143.68	$130.14	$110.98

Ratios and Supplemental Data
Ratio of operating expenses to average net assets	1.36%	1.07%	1.10%	.87%	.71%
Ratio of net investment income to average net assets	.31%	.41%	.35%	.47%	1.96%
Portfolio turnover rate	2.22%	2.15%	2.78%	1.16%	2.51%
Net asset total return	27.00%	18.07%	18.40%	18.50%	(22.56)%

Shares outstanding at end of period (000s) omitted	3,809	3,755	3,753	3,741	3,741

*	Net increase is due to purchases of common stock at prices less than beginning period net asset value.
**	Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.
***	Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

13.	SUBSEQUENT EVENTS

On May 17, 2013, Capital Southwest Corporation announced that Gary L. Martin, president, chief executive officer and chairman of the Company will retire as president and chief executive officer effective June 17, 2013 and that its board of directors has named Joseph B. Armes to succeed Mr. Martin as president and chief executive officer.  Additionally, the board increased the number of board seats from five to six and appointed Mr. Armes a director of the Company, effective June 17, 2013.

Effective June 17, 2013, Mr. Armes will receive cash compensation for FYE 2014 comprised of base pay at the annual rate of $430,000 and may earn an annual cash bonus of up to 150% based upon achievement of specified goals. In addition, he will also receive i) options to acquire 7,500 shares of common stock pursuant to our 2009 Stock Option Plan, the options vest equally over five years from the grant date; ii) 1,250 common shares underlying a restricted stock award that vests equally over five years from the grant date; iii) 6,000 shares of phantom stock options that will vest over five years from the grant date. These options and restricted stock awards will be awarded during the July 15, 2013 Compensation Committee Meeting, and the exercise and strike prices will be determined at that date.

SCHEDULE 12-14

Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company / Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at March 31, 2012	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2013
Control Investments
The RectorSeal Corporation 27,907 shares common stock	$5,915	$166,300	$72,600	−	$238,900
The Whitmore Manufacturing Company 80 shares common stock	1,509	67,200	13,300	−	80,500
Heelys, Inc. 9,317,310 shares common stock	−	20,498	−	20,498	−
Media Recovery, Inc. 800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock	−	3,100	−	1,100	2,000
4,000,002 shares common stock	−	15,600	−	5,700	9,900
Balco, Inc. 445,000 shares common stock; 60,920 shares Class B non-voting common	−	4,100	400	−	4,500
CapStar Holdings Corporation 500 shares common stock;	−	5,338	840	−	6,178
1,000,000 shares preferred stock	−	−	1,668	−	1,668
Discovery Alliance, LLC 90.0% limited liability company	−	1,280	−	324	956
Humac Company 1,041,000 shares of common stock	5	159	29	-	188
Total Control Investments	$7,429	$283,575	$88,837	$27,622	$344,790

Portfolio Company / Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at March 31, 2012	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2013
Affiliated Investments
Alamo Group, Inc. 2,830,300 shares common stock	$764	85,139	23,139		108,278
Encore Wire Corporation 1,312,500 shares of common stock	172	121,458	−	75,507	45,951
PalletOne, Inc. 12.3% Senior Subordinated Notes, $2,000,000 due 2015	250	2,000	−	100	1,900
150,000 shares of common stock	−	−	−	−	−
Warrant to purchase 15,294 shares of common stock at $1,00 per share, expiring 2011	−	−	−	−	−

Boxx Technologies, Inc. 3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share	−	600	640	−	1,240
Wellogix, Inc. 4,788,371 shares Series A-1 Convertible Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share	−	25	−	−	25
Total Affiliated Investments	$1,186	$209,222	$23,779	$75,607	$157,394
Total Control & Affiliated Investments	$8,615	$492,797	$112,616	$103,229	$502,184

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, our Chairman of the Board and President and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act).  Based upon this evaluation, our Chairman of the Board and President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

(b)	Management’s report on internal control over financial reporting

The management of Capital Southwest Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2013. Grant Thornton LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of March 31, 2013, as stated in its report which is included herein.

(c)	Attestation report of the registered public accounting firm

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2013, which is set forth above under the heading “Report of Independent Registered Public Accounting Firm” in Item 8 of this Annual Report.

(d)	Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2013 annual meeting of shareholders under the headings of "Election of Directors," “Corporate Governance,” “Executive Officers” and "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Securities and Exchange Commission on or before June 15, 2013, and is incorporated herein by reference.

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

The information required by this Item 11 will be contained in the definitive proxy statement relating to our 2013 annual meeting of shareholders under the headings of "Compensation of Executive Officers," “Compensation of Directors,” “Compensation Discussion and Analysis” and "Compensation Committee Report" to be filed with the Securities and Exchange Commission on or before June 15, 2013, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the sections of our 2013 Proxy Statement captioned "Stock Ownership of Certain Beneficial Owners" is incorporated in this Item 12 by reference.

The table below sets forth certain information as of March 31, 2013 regarding the shares of our common stock available for grant or granted under stock option plans that (1) were approved by our shareholders, and (2) were not approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	104,227	$114.58	70,250

Equity compensation plans not approved by security holders (2)	−	−	−
Total	104,227	$114.58	70,250

1)
Includes the 1999 Stock Option Plan and the 2009 Stock Incentive Plan and excludes restricted shares under 2010 Restricted Stock Award Plan.   For a description of both plans, please refer to Footnote 5 contained in our consolidated financial statements.

2)	We have no equity compensation plans that were not approved by security holders.

Other information required by this Item 12 will be contained in the definitive proxy statement relating to our 2013 annual meeting of shareholders under the heading of "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission on or before June 15, 2013, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the definitive proxy statement relating to our 2013 annual meeting of shareholders under the headings of "Certain Relationships and Related Transactions” and "Corporate Governance" to be filed with the Securities and Exchange Commission on or before June 15, 2013, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the definitive proxy statement relating to our 2013 annual meeting of shareholders under the heading of "Ratification and Appointment of Independent Registered Public Accounting Firm for the Year ended March 31, 2014" to be filed with the Securities and Exchange Commission on or before June 15, 2013, and is incorporated herein by reference.

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

Exhibit No.	Description

10.6	Form of Indemnification Agreement which has been established with all directors and executive officers of the Company (filed as Exhibit 10.9 to Form 8-K dated February 10, 1994).

10.7	Capital Southwest Corporation 1999 Stock Option Plan (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 2000).

10.8	Severance Pay Agreement with William M. Ashbaugh (filed as Exhibit 10.1 to Form 8-K dated July 18, 2005).

10.15	Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011

10.16*	Amendment one to Retirement Plan for employees of Capital Southwest Corporation and its affiliates as amended and restated effective April 1, 2011

10.17	Joseph B. Armes Revised Offer Letter (filed as Exhibit 99.2 to Form 8-K dated May 17, 2013).

13.1 *	Selected Consolidated Financial Data.

21.1 *	List of subsidiaries of the Company.

23.1 *	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

31.1 *	Certification of Chairman of the Board and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

31.2 *	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

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

Date:  May 31, 2013

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary L. Martin	Chairman of the Board and President	May 31, 2013
Gary L. Martin	(chief executive officer)

/s/ Samuel B. Ligon	Director	May 31, 2013
Samuel B. Ligon

/s/ Gary L. Martin	Director	May 31, 2013
Gary L. Martin

/s/ T. Duane Morgan	Director	May 31, 2013
T. Duane Morgan

/s/ Richard F. Strup	Director	May 31, 2013
Richard F. Strup

/s/ John H. Wilson	Director	May 31, 2013
John H. Wilson

/s/ Tracy L. Morris	Chief Financial Officer	May 31, 2013
Tracy L. Morris	(chief financial/accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1	Rule 13a-15(e) and 15d-15(e) an 13a-15(f) and 15d-15(f) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) and 15d-15(e) an 13a-15(f) and 15d-15(f) Certification of Chief Financial Officer

32.1	Section 13(a) or 15(d) Certification of Chief Executive Officer

32.2	Section 13(a) or 15(d) Certification of Chief Financial Officer