Form 10-Q
period 2013-06-30
CAPITAL SOUTHWEST CORP
filed 2013-08-05
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,814,716 shares of Common Stock, $1 par value, as of August 2, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except per share data)

	June 30	March 31
	2013	2013
Assets	(Unaudited)
Investments at market or fair value
Companies more than 25% owned (Cost: June 30, 2013 - $13,711; March 31, 2013 - $13,711)	$353,950	$344,790
Companies 5% to 25% owned (Cost: June 30, 2013 - $15,594; March 31, 2013 - $15,594)	163,535	157,394
Companies less than 5% owned (Cost: June 30, 2013 - $67,803; March 31, 2013 - $58,961)	75,936	72,003
Total investments (Cost: June 30, 2013 - $97,108, March 31, 2013 - $88,266)	593,421	574,187
Cash and cash equivalents	70,163	81,767
Receivables
Dividends and interest	2,506	2,465
Affiliates	90	291
Pension assets	8,809	8,762
Other assets	162	200
Total assets	$675,151	$667,672
Liabilities
Other liabilities	$2,186	$3,102
Accrued pension cost	2,688	2,650
Deferred income taxes	2,146	2,143
Total liabilities	7,020	7,895
Net Assets
Common stock, $1 par value: authorized, 5,000,000 shares; issued, 4,398,344 shares at June 30, 2013 and 4,394,194 March 31, 2013	4,398	4,394
Additional capital	184,296	183,668
Accumulated net investment loss	(3,431)	(706)
Accumulated net realized gain	10,492	10,437
Unrealized appreciation of investments	496,313	485,921
Treasury stock - at cost on 584,878 shares	(23,937)	(23,937)
Total net assets	668,131	659,777
Total liabilities and net assets	$675,151	$667,672
Net asset value per share (on the 3,813,466 shares outstanding at June 30, 2013 and 3,809,316 at March 31, 2013)	$175.20	$173.20

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30
	2013	2012
Investment income:
Interest	$330	$587
Dividends	545	572
Management fees and other income	180	292
	1,055	1,451
Operating expenses:
Salaries	1,469	617
Stock option expense	174	257
Net pension benefit	(9)	(75)
Professional fees	225	307
Other operating expenses	446	313
	2,305	1,419
(Loss) income before income taxes	(1,250)	32
Income tax (benefit) expense	(48)	14

Net investment (loss) income	$(1,202)	$18

Proceeds from disposition of investments	55	67,505
Cost of investments sold	-	617
Net realized gain on investments	55	66,888

Net increase (decrease) in unrealized appreciation of investments	10,392	(78,521)

Net realized and unrealized gain (loss) on investments	$10,447	$(11,633)

Increase (decrease) in net assets from operations	$9,245	$(11,615)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30
	2013	2012
Operations:
Net investment (loss) income	$(1,202)	$18
Net realized gain on investments	55	66,888
Net increase (decrease) in unrealized appreciation of investments	10,392	(78,521)
Increase (decrease) in net assets from operations	9,245	(11,615)
Distributions from:
Undistributed net investment income	(1,524)	(1,505)
Undistributed net realized gain	-	(66,826)
Capital share transactions:
Exercise of employee stock options	459	3,017
Stock option expense	174	257
Increase (decrease) in net assets	8,354	(76,672)
Net assets, beginning of period	659,777	628,706
Net assets, end of period	$668,131	$552,034

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30
	2013	2012
Cash flows from operating activities
Increase (decrease) in net assets from operations	$9,245	$(11,615)
Adjustments to reconcile decrease in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds from disposition of investments	55	67,505
Purchases of securities	(8,842)	(6,251)
Depreciation and amortization	6	11
Net pension benefit	(9)	(75)
Realized gain on investments before income tax	(55)	(66,888)
Net (increase) decrease in unrealized appreciation of investments	(10,392)	78,521
Stock option expense	174	257
Increase in dividend and interest receivable	(41)	(435)
Decrease (increase) in receivables from affiliates	201	(701)
Decrease in other assets	32	25
Decrease in other liabilities	(916)	(176)
Increase in commitment payable	–	5,950
Increase in deferred income taxes	3	26
Net cash (used in) provided by operating activities	(10,539)	66,154
Cash flows from financing activities
Distributions from undistributed net investment income	(1,524)	(1,505)
Proceeds from exercise of employee stock options	459	3,017
Dividends paid from net realized gain	–	(66,826)
Net cash used in financing activities	(1,065)	(65,314)
Net (decrease) increase in cash and cash equivalents	(11,604)	840
Cash and cash equivalents at beginning of period	81,767	64,895
Cash and cash equivalents at end of period	$70,163	$65,735
Supplemental disclosure of cash flow information:
Income taxes	$–	$–

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	‡2,832,300 shares of common stock (acquired 4-1-73 thru 5-09-13)	$2,190,937	$115,573,666
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	3,000,000	2,973,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,500,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares of Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	1,180,000
¥ CAPSTAR HOLDINGS CORPORATION Dallas, Texas Acquire, hold and manage real estate for potential development and sale.	100%	500 shares of common stock (acquired 6-10-10) and 1,000,000 shares of preferred stock (acquired 12-17-12)	4,703,619	7,821,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	76.2%	12% subordinated secured promissory note, due 5-9-16 (acquired 5-19-10 thru 10-20-10)	779,278	1
		12% subordinated secured promissory note, due 5-9-17 (acquired 5-9-11 thru 10-26-11)	2,285,700	1
		12% subordinated secured promissory note, due 3-31-17 (acquired 9-9-11 and 10-26-11)	1,523,800	1
		10% subordinated secured promissory note, due 5-9-17 (acquired 7-14-08 thru 4-28-10)	6,200,700	1
		12% subordinated secured promissory note, due 10-31-17 (acquired 10-19-12)	499,997	1
		3,033,410 shares of Series A Convertible Preferred Stock, convertible into 3,033,410 shares of common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,436,499 shares of common stock at $1.00 per share, expiring 10-31-2027 (acquired 5-9-11 thru 10-19-12)	–	–
			14,322,885	6

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
DEEPWATER CORROSION SERVICES, INC. Houston, Texas full-service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management.	31.3%	127,004 shares of Series A convertible preferred stock, convertible into 127,004 shares of common stock at $1.00 per shares (acquired 4-9-13)	8,000,000	8,000,000
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	6.2%	‡1,312,500 shares of common stock (acquired 9-10-92 thru 10-15-98)	5,200,000	44,756,250
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡582,820 shares of common stock (acquired 8-27-99)	202,529	11,242,598
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	23.3%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	308,000
		10% convertible notes, $400,000 principal due 7-31-14 (acquired 3-15-13	440,000	440,000
			5,826,479	5,826,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.3%	3,846,154 Class D Convertible Preferred Stock (acquired 5-20-11)	5,000,000	6,126,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	10,204,082 shares of Series B-2 Convertible Preferred Stock, convertible into 10,204,802 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	5,300,000
		Warrants to purchase 94,510 shares of Series B preferred stock at $ 0.70 per share, acquired 1-26-12	-	-
			5,000,000	5,300,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares of Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97) 4,000,002 shares of common stock (acquired 11-4-97)	800,000	2,300,000
			4,615,000	11,100,000
			5,415,000	13,400,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	7.7%	12.3% senior subordinated notes, $2,000,000 principal due 12-18-15 (acquired 9-25-06)	1,553,150	2,000,000
		150,000 shares of common stock (acquired 10-18-01)	150,000	2
			1,703,150	2,000,002
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares of common stock (acquired 1-5-73 and 3-31-73)	52,600	244,900,000
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares of 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	743,000
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	31.2%	217,038 shares of Series A Convertible Preferred Stock convertible into 217,038 shares of Series A Preferred Stock at $14.76 per share (acquired 6-29-12)	3,203,000	3,203,000
		7% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,747,000
		Warrants to purchase 122,239 shares of Series A Preferred Stock at $ 0.01 per share, expiring 12-31-22	-	-
			5,950,000	5,950,000
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	28.4%	475,430 shares of Series B convertible Preferred Stock convertible into 475,430 shares of common stock at $8.41 per share(acquired 12-5-12)	4,000,000	7,000,000
		1,061,279 shares of Series A Convertible Preferred Stock, convertible into 1,061,279 shares of common stock at $4.71 per share (acquired 12-8-08 and 2-17-09)	5,000,000	12,400,000
			9,000,000	19,400,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.0%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.044 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares of common stock (acquired 8-31-79)	1,600,000	82,600,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 2-15-13)	1,959,790	2,129,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	5,939,276	5,230,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	1,831,256	2,210,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	120,000
	–	¥Discovery Alliance, LLC 90.0% limited liability company interest (acquired 9-12-08 thru 10-15-12)	1,315,000	531,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	184,000
	100%	¥Humac Company 1,041,000 shares of common stock (acquired 1-31-75 and 12-31-75)	–	198,000
	–	†North American Energy Partners, Inc. 77,194 shares of common stock (acquired 8-20-12)	236,986	326,531

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
Miscellaneous (continued)	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	754,327	175,000
TOTAL INVESTMENTS			$97,107,649	$593,420,532

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	‡2,832,300 shares of common stock (acquired 4-1-73 thru 5-09-11)	$2,190,937	$108,278,100
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	3,000,000	2,950,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,500,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares of Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	1,240,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	73.4%	12% subordinated secured promissory note, due 5-9-16 (acquired 5-19-10 thru 10-20-10)	779,278	81,000
		12% subordinated secured promissory note, due 5-9-17 (acquired 5-9-11 thru 10-26-11)	2,285,700	237,000
		12% subordinated secured promissory note, due 3-31-17 (acquired 9-9-11 and 10-26-11)	1,523,800	158,000
		10% subordinated secured promissory note, due 5-9-17 (acquired 7-14-08 thru 4-28-10)	6,200,700	643,000
		12% subordinated secured promissory note, due 10-31-17 (acquired 10-19-12)	499,997	52,000
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,436,499 shares of common stock at $1.00 per share, expiring 10-31-2027 (acquired 5-9-11 thru 10-19-12)	–	–
			14,322,885	1,171,001

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	6.2%	‡1,312,500 shares of common stock (acquired 9-10-92 thru 10-15-98)	5,200,000	45,950,625
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡582,820 shares of common stock (acquired 8-27-99)	202,529	13,165,904
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	23%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	308,000
		10% convertible notes, $400,000 principal due 7-31-14 (acquired 3-15-13	440,000	440,000
			5,826,479	5,826,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.5%	3,846,154 shares of Class D Convertible Preferred Stock (acquired 5-20-11)	5,000,000	5,975,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	10,204,082 shares of Series B-2 Convertible Preferred Stock, convertible into 10,204,802 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	5,200,000
		Warrants to purchase 94,510 shares of Series B Preferred stock at $ 0.70 per share, acquired 1-26-12	-	-
			5,000,000	5,200,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares of Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	2,000,000
		4,000,002 shares of common stock (acquired 11-4-97)	4,615,000	9,900,000
			5,415,000	11,900,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	7.7%	12.3% senior subordinated notes, $2,000,000 principal due 12-18-15 (acquired 9-25-06)	1,553,150	1,900,000
		150,000 shares of common stock (acquired 10-18-01)	150,000	2
			1,703,150	1,900,002
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares of common stock (acquired 1-5-73 and 3-31-73)	52,600	238,900,000
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares of 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	763,000
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	29.9%	217,038 shares of Series A Convertible Preferred Stock convertible into 217,038 shares of Series A Preferred Stock at $14.76 per share (acquired 6-29-12)	3,203,000	3,203,000
		7% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,747,000
		Warrants to purchase 122,239 shares of Series A preferred stock at $ 0.01 per share, expiring 12-31-22	-	-
			5,950,000	5,950,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	25.4%	475,430 shares of Series B convertible Preferred Stock convertible into 475,430 shares of common stock at $8.41 per share(acquired 12-5-12)	4,000,000	7,000,000
		1,061,279 shares of Series A Convertible Preferred Stock, convertible into 1,061,279 shares of common stock at $4.71 per share (acquired 12-8-08 and 2-17-09)	5,000,000	12,400,000
			9,000,000	19,400,000
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.1%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.04 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares of common stock (acquired 8-31-79)	1,600,000	80,500,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 2-15-13)	1,659,790	1,843,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	5,897,276	5,013,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	1,331,256	3,934,000
	100.0%	¥CapStar Holdings Corporation 500 shares common stock (acquired 6-10-10); 1,000,000 shares of preferred stock (acquired 12-17-12)	4,703,619	7,846,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
Miscellaneous (continued)	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	120,000
	–	¥Discovery Alliance, LLC 90.0% limited liability company interest (acquired 9-12-08 thru 10-15-12)	1,315,000	956,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	190,000
	100%	¥Humac Company 1,041,000 shares common stock (acquired 1-31-75 and 12-31-75)	–	188,000
	–	†North American Energy Partners, Inc. 77,194 shares of common stock (acquired 8-20-12)	236,986	350,461
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	754,327	151,000
TOTAL INVESTMENTS			$88,265,649	$574,186,572

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Schedule of Investments

a)	Equity

The percentages in the “Equity” column express equity interests held collectively by Capital Southwest Corporation and Capital Southwest Venture Corporation (together, the “Company”) in each issuer.  Each percentage represents the amount of the issuer’s common stock owned by the Company or which the Company has the right to acquire as a percentage of the issuer’s total outstanding common stock, plus stock reserved for all warrants, convertible securities and employee stock options.

(b)	Investments

Unrestricted securities (indicated by ‡) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At June 30, 2013, restricted securities represented approximately 71.0% of the value of the consolidated investment portfolio and unrestricted securities represented 29.0% of the value of the consolidated investment portfolio. At March 31, 2013, restricted securities represented approximately 70.8% of the value of the consolidated investment portfolio and unrestricted securities represented 29.2% of the value of the consolidated investment portfolio.

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

Equity warrants are valued on the basis of the Black-Scholes model which defines the market value of a warrant in relation to the market price of the underlying common stock, share price volatility, and time to maturity.

(d)	Agreements between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the Company disposing of such common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at June 30, 2013 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company, except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

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

Our portfolio is a composite of companies, consisting of controlled affiliates, fund holdings, publicly-traded holdings, and other non-control holdings. We make available significant managerial assistance to the companies in which we invest and believe that providing managerial assistance to such investee companies is critical to their business development activities.  CSMC receives a monthly fixed fee for management services provided to certain of its control portfolio companies.

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

Fair Value Measurements. We adopted FASB ASC Topic 820 on April 1, 2008.  ASC Topic 820 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value.  The Statement applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements.  The Statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in our financial statements, or disclosed at fair value in our notes to financial statements.  Additionally, ASC Topic 820 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value.

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

We believe our investments at June 30, 2013 and March 31, 2013 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

Investments. Investments are stated at fair value determined by our Board of Directors as described in Notes to the Consolidated Schedule of Investments and Note 3 below.  The average cost method is used in determining cost of investments sold.  Investments are recorded on a trade date basis.

Cash and Cash Equivalents. Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase.  Cash and cash equivalents are carried at cost, which approximates fair value.

Segment Information. We operate and manage our business in a singular segment.  As an investment company, we invest in portfolio companies in various industries and geographic areas as presented in the Consolidated Schedule of Investments.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Interest and Dividend Income.  Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recorded at the ex-dividend date for marketable securities and restricted securities.  In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When a debt or loan becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against the interest income, thereby placing the loan or debt security’s status on non-accrual basis, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis.

Federal Income Taxes.  CSW and CSVC have elected and intend to comply with the requirements of the Internal Revenue Code (IRC) necessary to qualify as regulated investment companies (RICs).  By meeting these requirements, we will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to comply as a RIC, each company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the IRC, each year.  Investment company taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Investment company taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in investment company taxable income until they are realized.

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

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the three months ended June 30, 2013 and 2012.

Deferred Taxes.  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  Deferred taxes related to the qualified defined benefit pension plan are recorded as incurred.

Stock-Based Compensation. We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost over the straight-line method for all share-based payment awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to shared-based compensation expense over the vesting term.  For phantom stock options, the option value of phantom stock awards is calculated based on the net asset value of the Corporation. We value the plan each quarter and either increase or decrease the liability based on the phantom option value. See Note 6 for further discussion.

Defined Pension Benefits and Other Postretirement Plans.  We record annual amounts relating to the defined benefit pension plan based on calculations, which include various actuarial assumptions such as discount rates and assumed rates of return depending on the pension plan.  Material changes in pension costs could occur to changes in the discount rate, changes in the expected long-term rate of return, changes in level of contributions to the plans and other factors.  The funded status is the difference between the fair value of plan assets and the benefit obligation.  We recognize changes in the funded status of our defined benefit plan in the Statement of Assets and Liabilities in the year in which the changes occur and measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end.  We presently use March 31 as the measurement date for our defined benefit plan.

Concentration of Risk.  We place our idle cash in financial institutions, and at times, such balances may be in excess of the federally insured limits.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC.  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. We use Level 1 inputs for publicly traded unrestricted securities. Such investments are valued at the closing price for listed securities and at the lower of the closing bid price or the closing sale price for NASDAQ securities on the valuation date.

•	Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data. We did not value any of our investments using Level 2 inputs as of June 30, 2013.

•	Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment. We used Level 3 inputs for measuring the fair value of approximately 71.0% of our investments as of June 30, 2013.

As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within the fair value measurement is categorized based on the lowest level input that is significant to the fair value measurement which may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3).  Therefore, gains and losses for such investments categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).  We conduct reviews of fair value hierarchy classifications on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification of certain investments.

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

Preferred Stock and Common Stock

The significant unobservable inputs used in the fair value measurement of our equity securities are EBITDA multiples, revenue multiples, net book values, and tangible book value multiples. Generally, increases or decreases in EBITDA or revenue multiple inputs result in a higher or lower fair value measurement, respectively. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third party-appraisals. For recent investments, we generally rely on our cost basis to determine the fair value unless fair value is deemed to have departed from this level.

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

Limited Partnership or Limited Liability Company Interests

For recent investments, we generally evaluate limited partnership or limited liability company interests at cost, which is deemed to represent fair value, unless or until there is substantive evidence that cost does not correspond to fair value. Thereafter, these securities are generally valued at our percentage interest of the fund or company’s calculated net asset value, unless there is substantive evidence that the net asset value does not correspond to fair value. All investments of each fund are valued by each fund in accordance with ASC 820.

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

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company to value our Level 3 investments as of June 30, 2013 and March 31, 2013. Unobservable inputs are those inputs for which little or no market data exists and therefore require an entity to develop its own assumptions. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

Type	Valuation Technique	Fair Value at 6/30/2013 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$355.1	EBITDA Multiple	4.00x – 7.00	x	6.42	x
	Market Approach	$11.2	Revenue Multiple	0.25x – 2.54	x	1.29	x
	Market Approach	$7.8	Cash and Asset Value	NA		NA
	Income Approach	$0.7	Discount Rate	1.75%		1.75%
	Market Approach	$3.0	Multiple of Tangible Book Value	1.21	x	1.21	x
	Market Approach	$27.4	Recent Transaction Price	NA		NA
	Market Approach	$0.2	Market Value of Held Securities	NA		NA
		$405.4
Debt	Income Approach	$2.0	Discount Rate	10.02%		10.02%
	Recent Transaction Price	$3.5	Recent Transaction Price	NA		NA
		$5.5
Partnership Interests	Net Asset Value*	$10.6	Fund Value	NA		NA
	Total	$421.5

Type	Valuation Technique	Fair Value at 3/31/2013 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$342.2	EBITDA Multiple	3.25x – 7.00	x	6.45	x
	Market Approach	$11.1	Revenue Multiple	0.25x – 1.82	x	0.97	x
	Market Approach	$7.9	Cash and Asset Value	NA		NA
	Income Approach	$0.7	Discount Rate	1.75%		1.75%
	Market Approach	$3.0	Multiple of Tangible Book Value	1.22	x	1.22	x
	Market Approach	$22.6	Recent Transaction Price	NA		NA
	Market Approach	$0.2	Market Value of Held Securities	NA		NA
		$387.7
Debt	Income Approach	$3.1	Discount Rate	10.02% -12.00%		10.77%
	Recent Transaction Price	$3.5	Recent Transaction Price	NA		NA
		$6.6
Partnership Interests	Net Asset Value*	$12.2	Fund Value	NA		NA
	Total	$406.5

*All funds are valued in accordance with ASC 820.

As of June 30, 2013 and March 31, 2013, 71.0% and 70.8%, respectively, of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2013 and March 31, 2013 (in millions):

		Fair Value Measurements at 6/30/13 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$5.5	$	−	$	−	$5.5
Partnership Interests	10.6		−		−	10.6
Preferred Equity	53.0		−		−	53.0
Common Equity	524.3		171.9		−	352.4
Total Investments	$593.4		$171.9	$	−	$421.5

		Fair Value Measurements at 3/31/13 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$6.6	$	−	$	−	$6.6
Partnership Interests	12.2		−		−	12.2
Preferred Equity	44.6		−		−	44.6
Common Equity	510.8		167.7		−	343.1
Total Investments	$574.2		$167.7	$	−	$406.5

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the quarter ended June 30, 2013 (in millions):

	Fair Value 3/31/13	Net Unrealized Appreciation (Depreciation)	New Investments		Divestitures		Net Changes from Unrealized to Realized		Conversion of Security from Debt to Equity		Fair Value at 6/30/13
Debt	$6.6	$(1.1)	$	−	$	−	$	−	$	−	$5.5
Partnership Interests	12.2	(2.4)		0.8		−		−		−	10.6
Preferred Equity	44.6	0.4		8.0		−		−		−	53.0
Common Equity	343.1	9.3		−		−		−		−	352.4
Total Investments	$406.5	$6.2		$8.8	$	−	$	−	$	−	$421.5

4.	INCOME TAXES

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

For the quarter ended June 30, 2013 and 2012, CSW and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

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

Distributions made by RICs often differ from aggregate GAAP-basis undistributed net investment income and accumulated net realized gains (total GAAP-basis net realized gains).  The principal cause of the difference is that required minimum fund distributions are based on income and gain amounts determined in accordance with federal income tax regulations, rather than GAAP.  The differences created can be temporary, meaning that they will reverse in the future, or they can be permanent.  In subsequent periods, when all or a portion of a temporary difference becomes a permanent difference, the amount of the permanent difference will be reclassified to “additional capital.”

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. We had $10,491,526 and $10,436,526 of accumulated long term capital gains, as of June 30, 2013 and March 31, 2013, respectively.

6.	EMPLOYEE STOCK BASED COMPENSATION PLANS

 Stock Options

On July 20, 2009, shareholders approved our 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers  and authorizes the issuance of common stock upon exercise of such options for up to 140,000 shares.  All options are granted at or above market price, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 38,750 shares at a price of $76.74 per share (market price at the time of grant) were granted on October 19, 2009. Additionally, options to purchase 20,000 shares at a price of $95.79 per share (market price at time of grant) were granted on March 22, 2010, options to purchase 15,000 shares at a price of $88.20 per share were granted on July 19, 2010 and options to purchase 10,000 shares at a price of $96.92 per share were granted on July 18, 2011. During the three months ended June 30, 2013, 400 options were exercised, thus leaving 42,327 options outstanding and 70,250 options available to grant under the 2009 Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously made under our 1999 Stock Option Plan and outstanding on July 20, 2009 continue in effect governed by provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at or above market price, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. During the three months ended June 30, 2013, 4,500 options were exercised, thus leaving 57,000 options outstanding under the 1999 Plan.

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options is determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Share-based compensation cost for restricted stocks is measured based on the closing fair market value of our Company’s common stock on the date of the grant.  Accordingly, for the quarters ended June 30, 2013 and 2012, we recognized stock option compensation expense of $143,161 and  $244,770, respectively.

As of June 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options was $754,377, which will be amortized over the weighted-average service period of approximately 0.9 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 18, 2011	$33.07	0.83%	1.45%	40.0%	5
July 19, 2010	$28.58	0.91%	1.73%	37.5%	5
March 22, 2010	$32.56	0.84%	2.43%	37.8%	5
October 19, 2009	$25.36	1.04%	2.36%	37.6%	5

1999 Plan
July 30, 2008	$29.93	0.62%	3.36%	20.2%	5
July 21, 2008	$27.35	0.67%	3.41%	20.2%	5
July 16, 2007	$41.78	0.39%	4.95%	19.9%	5
July 17, 2006	$33.05	0.61%	5.04%	21.2%	7
May 15, 2006	$31.28	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of June 30, 2013:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2011	73,750	$84.24
Granted	10,000	96.92
Exercised	–	–
Canceled/Forfeited	–	–
Balance at March 31, 2012	83,750	85.75
Granted	–	–
Exercised	(27,023)	79.82
Canceled/Forfeited	(14,000)	85.78
Balance at March 31, 2013	42,727	89.49
Granted	–
Exercised	(400)	95.79
Canceled/Forfeited	–
Balance at June 30, 2013	42,327	$89.38

1999 Plan
Balance at March 31, 2011	96,500	$114.78
Granted	–	–
Exercised	(1,500)	65.70
Canceled/Forfeited	–	–
Balance at March 31, 2012	95,000	113.63
Granted	–	–
Exercised	(19,105)	95.33
Canceled/Forfeited	(14,395)	111.14
Balance at March 31, 2013	61,500	132.00
Granted	–	–
Exercised	4,500	93.49
Canceled/Forfeited	–	–
Balance at June 30, 2013	57,000	135.04
Combined Balance at June 30, 2013	99,327	$115.58

June 30, 2013	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value
Outstanding	0.9 years	$3,203,091
Exercisable	0.4 years	$2,093,781

At June 30, 2013, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $88.20 to $152.98 and 0.9 year, respectively.  The total number of options exercisable under both the 2009 Plan and the 1999 Plan at June 30, 2013 and 2012, was 59,827 shares with a weighted-average exercise price of $130.44 and 55,200 with a weighted-average exercise price of $127.69, respectively. During the quarter ended June 30, 2013 and 2012, 4,900 and 34,890 options were exercised, respectively.

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan, our Board of Directors reserved for issuance 47,000 shares of restricted stock to certain key employees. A restricted stock award is an award of shares of our common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer), the restrictions on which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are subject to forfeiture if employment terminates prior to these restrictions lapsing. These shares vest over a five-year period from the grant date and are expensed over the five-year service period starting on the grant date. On January 16, 2012, the Board of Directors granted 9,650 shares of restricted stock to key employees of the Company. On January 22, 2013, the Board of Directors granted 2,000 shares of restricted stock to officers of the Company. During the three months ended June, 2013, 750 shares of restricted stock were forfeited. The following table summarizes the restricted stock available for issuance as of June 30, 2013:

Restricted stock available for issuance as of
March 31, 2013	38,350
Restricted stock granted during the quarter	−
Restricted stock forfeited during the quarter	750
Restricted stock available for issuance as of
June 30, 2013	39,100

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the vesting period in which the restrictions on these stock awards lapse. For these purposes, the fair value of the restricted stock award is determined based on the closing price of our common stock on the date of grant. For the quarters ended June 2013 and 2012, we recognized total share based compensation expense of $30,406 and $31,997, respectively, related to the restricted stock issued to our employees and officers.

As of June, 2013, the total remaining unrecognized compensation cost related to non-vested restricted stock awards was $506,539, which will be amortized over the weighted-average service period of approximately 3.7 years.

The following table represents a summary of the activity for our restricted stock awards for the quarter ended June 30, 2013:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2013	7,320	$89.27	4.1
Granted	−	−	−
Vested	−	−	−
Forfeited	750	104.34	4.6
Unvested at June 30, 2013	6,570	$87.55	3.7

Phantom Stock Plan

On January 16, 2012, our Board of Directors approved the issuance of 26,000 phantom stock options at an exercise price of $146.95 (Net Asset Value at December 31, 2011) pursuant to the Capital Southwest Corporation Phantom Stock Option Plan to provide deferred compensation to certain key employees. On January 22, 2013, the Board of Directors granted 4,050 shares of phantom stock options at an exercise price of $165.37 per share (Net Asset Value at December 31, 2012) to officers of the Company.  Under the plan, awards vest on the fifth anniversary of the award date. Upon exercise of the phantom option, a cash payment in an amount for each phantom share equal to estimated fair market value minus the phantom option exercise price, adjusted for capital gain dividends declared, will be distributed to plan participants. For the quarter ended June 30, 2013 and the year ended March 31, 2013, we recognized estimated liability for phantom stock options in the amount of $938,190 and $693,401, respectively.

The following table represents a summary of the activity for our phantom stock plan for the fiscal year ended June 30, 2013:

Phantom Stock Awards	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2013	22,550	$149.05	4.0
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	(1,800)	$165.37	−
Unvested at June 30, 2013	20,750	$148.95	3.7

7.	COMMITMENTS

From time to time the Company may be liable for claims against its portfolio companies.  We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

CSC has agreed, subject to certain conditions, to invest up to $4,934,042 in seven portfolio companies as of June 30, 2013.

8.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
Per Share Data	2013	2012
Investment income	$.27	$.38
Operating expenses	(.60)	(.37)
Income taxes	.01	(.01)
Net investment loss	(.32)	.00
Distributions from undistributed net investment income	(.40)	(.40)
Net realized gain	.01	17.61
Net increase (decrease) in unrealized appreciation of investments	2.73	(20.67)
Distribution from Undistributed net realized gains	-	(17.59)
Capital Share transactions:
Exercise of employee stock options	(.10)	(.74)
Forfeiture of restricted stock*	.03
Stock option expense	.05	.07
Increase (decrease) in net asset value	2.00	(21.72)
Net asset value
Beginning of period	173.20	167.45
End of period	$175.20	$145.73

*Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

9.	SUBSEQUENT EVENT

A 4:1 stock split was approved by our shareholders on July 15, 2013 when they approved our proposal to increase the authorized Common Stock of the Company from 5,000,000 shares, par value of $1.00 per share, to 25,000,000 shares par value $0.25 per share, to effect a 4:1 split of the issued Common Stock of the Company in the form of a dividend to shareholders of three additional shares of common stock for each share held as of July 31, 2013. Each shareholder of record at the close of business on the record date will receive a dividend of three additional shares of common stock for each share then held. The new shares are expected to be distributed on August 15, 2013 (distribution date). Our shares outstanding and the market price of our stock will be adjusted on August 16, 2013 (ex-dividend date) to reflect the 4:1 stock split.

The following table presents the pro forma effect of the stock split on our per share data for the three months ended June 30, 2013:

	Three Months Ended June 30, 2013
Per Share Data	As Reported	Pro Forma Shares
Shares outstanding	3,813,466	15,253,864

Investment income	$.27	$.07
Operating expenses	(.60)	(.15)
Income taxes	.01	-
Net investment loss	(.32)	(.08)
Distributions from undistributed net investment income	(.40)	(.10)
Net realized gain	.01	-
Net increase in unrealized appreciation of investments	2.73	.68
Distribution from Undistributed net realized gains	-	-
Capital Share transactions:
Exercise of employee stock options	(.10)	(.02)
Forfeiture of restricted stock*	.03	.01
Stock option expense	.05	.01
Increase in net asset value	2.00	.50
Net asset value
Beginning of period	173.20	43.30
End of period	$175.20	$43.80

*Reflects impact of different share amount as a result of issuance or forfeiture of restricted stock during the period.

Item 2. –	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” “might,” “could,” “continue” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in this Form 10-Q, and in our Form 10-K for the year ended March 31, 2013.  The forward-looking statements made in this Form 10-Q related only to events as of the date on which the statements are made.  You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the year ended March 31, 2013.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Increase in net assets from operations” and consists of three elements.  The first is “Net investment income,” which is the difference between income from interest, dividends and fees and combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from disposition of portfolio securities and their stated cost, net of applicable income tax expense based on the Company’s tax year.  The third element is the “Net increase in unrealized appreciation of investments,” which is the net change in the market or fair value of the Company’s investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain (loss) on investments” and “Net increase in unrealized appreciation of investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

For the three months ended June 30, 2013, total investment income was $1,054,945, a $395,920, or 27.3% decrease from the $1,450,865 total investment income for the three months ended June 30, 2012.  This comparable period decrease was primarily attributable to Cinatra Clean Technologies, Inc.’s fully reserved interest income during the first quarter of fiscal year 2013 and CapitalSouth Partners Fund III, L.P.‘s distribution of profits of $104,053 during the first quarter of fiscal year 2012.

The Company’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and provides minimal current yield in the form of interest or dividends.  The Company also earns interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the three months ended June 30, 2013 and 2012, the Company had interest income from temporary cash investments of $17,926 and $20,418, respectively.

The Company’s management fees, received primarily from its controlled affiliates, totaled $139,950 and $143,950 for the three months ended June 30, 2013 and 2012, respectively.

During the three months ended June 30, 2013 and 2012, the Company recorded dividend income from the following sources:

	Three Months Ended June 30,
	2013	2012
Alamo Group, Inc.	$198,261	$169,818
Encore Wire Corporation	26,250	81,735
The RectorSeal Corporation	240,000	240,000
TCI Holdings, Inc.	20,318	20,318
The Whitmore Manufacturing Company	60,000	60,000
	$544,829	$571,871

Due to the nature of its business, the majority of the Company’s operating expenses are related to officer and employee compensation, office expenses, legal, professional and accounting fees.  Total operating expenses increased by $886,000 or 62.5% for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012.  This increase is primarily due the $852,000, or 138%, increase in salaries related to bonus and phantom options accruals recorded during the quarter ended June 30, 2013.  Bonus and phantom option accruals were first recorded during the quarter ended December 31, 2012 for the nine month period.  There were no bonus or phantom option accruals recorded during the quarter ended June 30, 2012. Consequently there is no offsetting accrual to compare to for the prior year.

Net Realized Gain (Loss) on Investments

During the quarter ended June 30, 2013, we received a capital gain dividend in the amount of $55,000 from Diamond State Venture, L.P.

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

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the quarter ended June 30, 2013, we recognized a $10,391,960 increase in net change in unrealized appreciation of investments.  The largest increases in unrealized appreciation are attributable to Alamo Group, Inc., which increased by $7,295,566 due to an increase in its stock price at June 30, 2013, while The Rectorseal Corporation increased by $6,000,000; The Whitmore Manufacturing Company increased by $2,100,000; and Media Recovery, Inc. increased by $1,500,000 due to increases in the entities’ respective earnings. Offsetting these increases were Hologic, Inc., which decreased by $1,923,306, and Encore Wire Corporation, which decreased by $1,194,375 due to a decrease in each respective entity’s stock price at June 30, 2013. Additionally, Cinatra Clean Technologies, Inc. decreased by $1,170,995 due to under performance in their market.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Three Months Ended June 30,
	2013	2012
Alamo Group, Inc.	$7,295,566	$3,663,258
BankCap Partners Fund I, L.P.	175,000	(42,000)
Capital South Partners Fund III, L.P.	(2,224,000)	110,000
Cinatra Clean Technologies, Inc.	(1,170,995)	573,607
Discovery Alliance	(425,000)	455,000
Encore Wire Corporation	(1,194,375)	(85,722,585	)*
Hologic, Inc.	(1,923,306)	(3,105,727	)*
Media Recovery, Inc.	1,500,000	(3,300,000)
The RectorSeal Corporation	6,000,000	7,500,000
The Whitmore Manufacturing Company	2,100,000	1,000,000

* During the quarter ended June 30, 2012, we sold 2,774,250 shares of common stock in Encore Wire Corporation held by our subsidiary, CSVC, to Encore Wire generating a capital gain of $66,037,485. We also sold 50,000 shares of common stock of Hologic, Inc. generating a capital gain of $850,548.

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – June 30, 2013 and March 31, 2013.”

Portfolio Investments

During the quarter ended June 30, 2013, we invested $8,000,000 in Deepwater Corrosion Services, Inc., a full service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management. Deepwater’s products and services provide life extension to and support regulatory compliance of mission-critical, energy production assets. In addition, we funded $842,000 in commitments to existing portfolio companies.

We have commitments, subject to certain conditions, to invest up to $4,934,042 in seven portfolio companies as of June 30, 2013.

Financial Liquidity and Capital Resources

At June 30, 2013, the Company had cash and cash equivalents of approximately $70.2 million.  Pursuant to the SBA regulations, cash and cash equivalents of $25.3 million held by CSVC may not be transferred or advanced to CSC without notifying the SBA.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter ended June 30, 2013 to the critical accounting policies or the area that involve the use of significant judgments or estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $5,495,005 at June 30, 2013, equivalent to 0.93% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under Securities Exchange Act of 1934.

During the fiscal quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes to our risk factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act, filed herewith.
32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION

August 5, 2013	By:	/s/ Joseph B. Armes
Date		Joseph B. Armes
President and Chief Executive Officer

August 5, 2013	By:	/s/ Tracy L. Morris
Date		Tracy L. Morris
Chief Financial Officer