Form 10-Q
period 2013-09-30
CAPITAL SOUTHWEST CORP
filed 2013-11-07
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,258,864 shares of Common Stock, $0.25 par value, as of November 7, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except per share data)

	September 30	March 31
	2013	2013
Assets	(Unaudited)
Investments at market or fair value
Companies more than 25% owned (Cost: September 30, 2013 - $13,711; March 31, 2013 - $13,711)	$369,912	$344,790
Companies 5% to 25% owned (Cost: September 30, 2013 - $15,594; March 31, 2013 - $15,594)	193,356	157,394
Companies less than 5% owned (Cost: September 30, 2013 - $68,783; March 31, 2013 - $58,961)	76,748	72,003
Total investments (Cost: September 30, 2013 - $98,088, March 31, 2013 - $88,266)	640,016	574,187
Cash and cash equivalents	68,182	81,767
Receivables
Dividends and interest	2,485	2,465
Affiliates	520	291
Pension assets	8,908	8,762
Other assets	146	200
Total assets	$720,257	$667,672
Liabilities
Other liabilities	$2,531	$3,102
Accrued pension cost	2,884	2,650
Deferred income taxes	2,112	2,143
Total liabilities	7,527	7,895
Net Assets
Common stock, $.25 par value: authorized, 25,000,000 shares; issued, 17,598,376 shares at September 30, 2013 and 17,576,776 at March 31, 2013	4,400	4,394
Additional capital	184,470	183,668
Accumulated net investment loss	(4,623)	(706)
Accumulated net realized gain	10,492	10,437
Unrealized appreciation of investments	541,928	485,921
Treasury stock - at cost on 2,339,512 shares	(23,937)	(23,937)
Total net assets	712,730	659,777
Total liabilities and net assets	$720,257	$667,672
Net asset value per share (on the 15,258,864 shares outstanding at September 30, 2013 and 15,237,264 at March 31, 2013)	$46.71	$43.30

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2013	2012	2013	2012
Investment income:
Interest	$289	$591	$619	$1,178
Dividends	545	668	1,090	1,240
Management and directors’ fees	143	85	323	377
	977	1,344	2,032	2,795
Operating expenses:
Salaries	1,398	746	2,867	1,363
Stock option expense	175	15	349	272
Net pension expense (benefit)	96	58	87	(17)
Professional fees	188	269	413	576
Other operating expenses	345	350	791	663
	2,202	1,438	4,507	2,857
Loss before income taxes	(1,225)	(94)	(2,475)	(62)
Income tax expense (benefit)	(34)	27	(82)	40

Net investment loss	$(1,191)	$(121)	$(2,393)	$(102)

Proceeds from disposition of investments	$-	$-	$55	$67,505
Cost of investments sold	-	7	-	624
Net realized gain (loss) on investments	-	(7)	55	66,881

Net increase (decrease) in unrealized appreciation of investments	45,615	50,321	56,007	(28,200)

Net realized and unrealized gain on investments	45,615	50,314	56,062	38,681

Increase in net assets from operations	$44,424	$50,193	$53,669	$38,579

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Six Months	Six Months
	Ended	Ended
	September 30, 2013	September 30, 2012
Operations:
Net investment loss	$(2,393)	$(102)
Net realized gain on investments	55	66,881
Net decrease (increase) in unrealized appreciation of investments	56,007	(28,200)
Increase in net assets from operations	53,669	38,579
Distributions from:
Undistributed net investment income	(1,524)	(1,505)
Net realized gain	-	(66,826)
Capital share transactions:
Exercise of employee stock options	459	3,017
Stock option expense	349	272
Increase(decrease) in net assets	52,953	(26,463)
Net assets, beginning of period	659,777	628,706
Net assets, end of period	$712,730	$602,243

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2013	2012	2013	2012
Cash flows from operating activities
Increase in net assets from operations	$44,424	$50,193	$53,669	$38,579
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds (expenses) from disposition of investments	–	(7)	55	67,498
Return of capital on investments	–	257	–	257
Purchases of securities	(980)	(545)	(9,822)	(6,796)
Depreciation and amortization	5	8	11	18
Net pension benefit (expense)	97	58	88	(17)
Realized (gain) loss on investments before income tax	–	7	(55)	(66,881)
Net (increase) decrease in unrealized appreciation of investments	(45,615)	(50,321)	(56,007)	28,200
Stock option expense	175	15	349	272
Decrease (increase) in dividend and interest receivable	21	(442)	(20)	(877)
Decrease (increase) in receivables from affiliates	(430)	588	(229)	(113)
Decrease (increase) in other assets	12	(15)	44	10
Increase (decrease) in other liabilities	344	80	(572)	(96)
Decrease in commitment payable	–	(5,950)	–	–
Increase (decrease) in deferred income taxes	(34)	26	(31)	52
Net cash provided by (used in) operating activities	(1,981)	(6,048)	(12,520)	60,106
Cash flows from financing activities
Distributions from undistributed net investment income	–	–	(1,524)	(1,505)
Proceeds from exercise of employee stock options	–	–	459	3,017
Dividends paid from net realized gain	–	–	–	(66,826)
Net cash used in financing activities	–	–	(1,065)	(65,314)
Net decrease in cash and cash equivalents	(1,981)	(6,048)	(13,585)	(5,208)
Cash and cash equivalents at beginning of period	70,163	65,735	81,767	64,895
Cash and cash equivalents at end of period	$68,182	$59,687	$68,182	$59,687

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping and snow removal equipment for municipalities.	22.0%	‡2,832,300 shares of common stock (acquired 4-1-73 thru 5-09-13)	$2,190,937	$138,478,883
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	3,000,000	3,223,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,500,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares of Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	1,100,000
¥ CAPSTAR HOLDINGS CORPORATION Dallas, Texas Acquires holds and manages real estate for potential development and sale.	100%	500 shares of common stock (acquired 6-10-10) and 1,000,000 shares of preferred stock (acquired 12-17-12)	4,703,619	7,838,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas	76.2%	12% subordinated secured promissory note, due 5-9-16 (acquired 5-19-10 thru 10-20-10)	779,278	1
Cleans above ground oil storage tanks with a patented, automated system.		12% subordinated secured promissory note, due 5-9-17 (acquired 5-9-11 thru 10-26-11)	2,285,700	1
		12% subordinated secured promissory note, due 3-31-17 (acquired 9-9-11 and 10-26-11)	1,523,800	1
		10% subordinated secured promissory note, due 5-9-17 (acquired 7-14-08 thru 4-28-10)	6,200,700	1
		12% subordinated secured promissory note, due 10-31-17 (acquired 10-19-12)	499,997	1
		12% subordinated secured promissory note, due 9-30-14 (acquired 7-25-13)	540,330	1
		3,033,410 shares of Series A Convertible Preferred Stock, convertible into 3,033,410 shares of common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,436,499 shares of common stock at $1.00 per share, expiring 10-31-2027 (acquired 5-9-11 thru 10-19-12)	–	–
			14,863,215	7

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
DEEPWATER CORROSION SERVICES, INC. Houston, Texas Full-service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management.	31.3%	127,004 shares of Series A convertible preferred stock, convertible into 127,004 shares of common stock at $1.00 per shares (acquired 4-9-13)	8,000,000	8,000,000
¥DISCOVERY ALLIANCE, LLC Dallas, Texas Provides services related to intellectual property protection and development.	90%	90.0% limited liability company interest (acquired 9-12-08 thru 10-15-12)	1,315,000	674,000
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	6.2%	‡1,312,500 shares of common stock (acquired 9-10-92 thru 10-15-98)	5,200,000	51,751,875
†HOLOGIC, INC. Bedford, Massachusetts Medical diagnostic products, imaging systems and surgical products serving the healthcare needs of women.	< 1%	‡582,820 shares of common stock (acquired 8-27-99)	202,529	12,029,405
iMEMORIES, INC. Scottsdale, Arizona	23.3%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
Enables online video and photo sharing and DVD creation for home movies and photos recorded in analog and digital formats.		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	308,000
		10% convertible notes, $880,000 principal due 7-31-14 (acquired from 3-15-13 to 9-26-13)	880,000	880,000
			6,266,479	6,266,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services and distributes equipment and supplies to the restaurant industry via its five subsidiary companies.	4.3%	3,846,154 Class D Convertible Preferred Stock (acquired 5-20-11)	5,000,000	6,282,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	10,204,082 shares of Series B-2 Convertible Preferred Stock, convertible into 10,204,802 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	5,100,000
		Warrants to purchase 94,510 shares of Series B preferred stock at $ 0.70 per share, acquired 1-26-12	-	-
			5,000,000	5,100,000
¥MEDIA RECOVERY, INC. Dallas, Texas Distributor of computer datacenter and office automation supplies and accessories; manufactures and distributes devices used to monitor and manage intransit inventory and dunnage products for protecting shipments.	97.9%	800,000 shares of Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	2,800,000
		4,000,002 shares of common stock (acquired 11-4-97)	4,615,000	13,900,000
			5,415,000	16,700,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	7.7%	12.3% senior subordinated notes, $2,000,000 principal due 12-18-15 (acquired 9-25-06)	1,553,150	2,000,000
		150,000 shares of common stock (acquired 10-18-01)	150,000	2
			1,703,150	2,000,002
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals, tools and products for plumbing, HVAC, electrical, construction, industrial, and oil field; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares of common stock (acquired 1-5-73 and 3-31-73)	52,600	257,000,000
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	31.2%	217,038 shares of Series A Convertible Preferred Stock convertible into 217,038 shares of Series A Preferred Stock at $14.76 per share (acquired 6-29-12)	3,203,000	1,964,000
		7% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,747,000
		Warrants to purchase 122,239 shares of Series A Preferred Stock at $ 0.01 per share, expiring 12-31-22	-	-
			5,950,000	4,711,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the validation, accounting and payment of transportation-related invoices.	28.4%	475,430 shares of Series B convertible Preferred Stock convertible into 475,430 shares of common stock at $8.41 per share(acquired 12-5-12)	4,000,000	7,000,000
		1,061,279 shares of Series A Convertible Preferred Stock, convertible into 1,061,279 shares of common stock at $4.71 per share (acquired 12-8-08 and 2-17-09)	5,000,000	12,400,000
			9,000,000	19,400,000
*WELLOGIX, INC. Houston, Texas Formerly a developer and supporter of business process software used by the oil and gas industry.	19.0%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.04 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares of common stock (acquired 8-31-79)	1,600,000	83,000,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 2-15-13)	1,959,790	2,727,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	5,939,276	5,228,000
	–	†Capitala Finance Corporation 108,106 shares of common stock (acquired 9-25-13)	1,363,799	2,048,609
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	467,457	237,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	16,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	172,000
	100%	¥Humac Company 1,041,000 shares of common stock (acquired 1-31-75 and 12-31-75)	–	200,000
†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
Miscellaneous (continued)	–	†North American Energy Partners, Inc. 77,194 shares of common stock (acquired 8-20-12)	236,986	420,708

	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	754,327	161,000
	–	TCI Holdings, Inc. 21 shares of 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	726,000
TOTAL INVESTMENTS			$98,087,979	$640,015,968

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	‡2,832,300 shares of common stock (acquired 4-1-73 thru 5-09-11)	$2,190,937	$108,278,100
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	3,000,000	2,950,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,500,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares of Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	1,240,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas	73.4%	12% subordinated secured promissory note, due 5-9-16 (acquired 5-19-10 thru 10-20-10)	779,278	81,000
Cleans above ground oil storage tanks with a patented, automated system		12% subordinated secured promissory note, due 5-9-17 (acquired 5-9-11 thru 10-26-11)	2,285,700	237,000
		12% subordinated secured promissory note, due 3-31-17 (acquired 9-9-11 and 10-26-11)	1,523,800	158,000
		10% subordinated secured promissory note, due 5-9-17 (acquired 7-14-08 thru 4-28-10)	6,200,700	643,000
		12% subordinated secured promissory note, due 10-31-17 (acquired 10-19-12)	499,997	52,000
		3,033,410 shares Series A Convertible Preferred Stock, convertible into 3,033,410 shares common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,436,499 shares of common stock at $1.00 per share, expiring 10-31-2027 (acquired 5-9-11 thru 10-19-12)	–	–
			14,322,885	1,171,001

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	6.2%	‡1,312,500 shares of common stock (acquired 9-10-92 thru 10-15-98)	5,200,000	45,950,625
†HOLOGIC, INC. Bedford, Massachusetts Medical instruments including bone densitometers, mammography devices and digital radiography systems.	< 1%	‡582,820 shares of common stock (acquired 8-27-99)	202,529	13,165,904
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format	23%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	308,000
		10% convertible notes, $400,000 principal due 7-31-14 (acquired 3-15-13	440,000	440,000
			5,826,479	5,826,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.5%	3,846,154 shares of Class D Convertible Preferred Stock (acquired 5-20-11)	5,000,000	5,975,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	10,204,082 shares of Series B-2 Convertible Preferred Stock, convertible into 10,204,802 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	5,200,000
		Warrants to purchase 94,510 shares of Series B Preferred stock at $ 0.70 per share, acquired 1-26-12	-	-
			5,000,000	5,200,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)
The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares of Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	2,000,000
		4,000,002 shares of common stock (acquired 11-4-97)	4,615,000	9,900,000
			5,415,000	11,900,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	7.7%	12.3% senior subordinated notes, $2,000,000 principal due 12-18-15 (acquired 9-25-06)	1,553,150	1,900,000
		150,000 shares of common stock (acquired 10-18-01)	150,000	2
			1,703,150	1,900,002
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares of common stock (acquired 1-5-73 and 3-31-73)	52,600	238,900,000
TCI HOLDINGS, INC. Denver, Colorado Cable television systems and microwave relay systems.	–	21 shares of 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	763,000
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	29.9%	217,038 shares of Series A Convertible Preferred Stock convertible into 217,038 shares of Series A Preferred Stock at $14.76 per share (acquired 6-29-12)	3,203,000	3,203,000
		7% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,747,000
		Warrants to purchase 122,239 shares of Series A preferred stock at $ 0.01 per share, expiring 12-31-22	-	-
			5,950,000	5,950,000

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

Unrestricted securities (indicated by ‡) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At September 30, 2013, restricted securities represented approximately 68.3% of the value of the consolidated investment portfolio and unrestricted securities represented 31.7% of the value of the consolidated investment portfolio. At March 31, 2013, restricted securities represented approximately 70.8% of the value of the consolidated investment portfolio and unrestricted securities represented 29.2% of the value of the consolidated investment portfolio.

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

Partnership Interests, Preferred Equity and Common Equity, including unrestricted marketable securities, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date. For those without a principal market, our Board of Directors consider the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer’s securities; the values of similar securities issued by companies in similar businesses; and the proportion of the issuer’s securities owned by the Company.  Investments in certain entities that calculate net asset value per share (or its equivalent) and for which fair market value is not readily determinable are valued using the net asset value per share (or its equivalent, such as member units or ownership interest in partners’ capital to which a proportionate share of net assets is attributed) of the investment.

Equity warrants are valued on the basis of the Black-Scholes model which defines the market value of a warrant in relation to the market price of the underlying common stock, share price volatility, and time to maturity.

(d)	Agreements between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the Company disposing of such common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at September 30, 2013 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company, except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

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

On July 15, 2013, a four-for-one split of our common stock was approved by our shareholders. The stock split was payable on August 15, 2013 to shareholders of record at the close of business July 31, 2013. Our common stock began trading at the split-adjusted price on August 16, 2013. All share numbers and per share amounts presented herein reflect the stock split.

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

We believe our investments at September 30, 2013 and March 31, 2013 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

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

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the six months ended September 30, 2013 and 2012.

Deferred Taxes.  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  Deferred taxes related to the qualified defined benefit pension plan are recorded as incurred.

            Stock-Based Compensation. We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost over the straight-line method for all share-based payment awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to shared-based compensation expense over the vesting term.  For phantom stock options, the option value of phantom stock awards is calculated based on the net asset value of the Company. We value the plan each quarter and either increase or decrease the liability based on the phantom option value. See Note 6 for further discussion.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC.  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. We use Level 1 inputs for publicly traded unrestricted securities. Such investments are valued at the closing price for listed securities and at the lower of the closing bid price or the closing sale price for NASDAQ securities on the valuation date.

•	Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data.

•	Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment. We used Level 3 inputs for measuring the fair value of approximately 68.0% of our investments as of September 30, 2013.

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

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company to value our Level 3 investments as of September 30, 2013 and March 31, 2013. Unobservable inputs are those inputs for which little or no market data exists and therefore require an entity to develop its own assumptions. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

Type	Valuation Technique	Fair Value at 9/30/2013 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$367.4	EBITDA Multiple	4.10x – 7.00	x	6.43	x
	Market Approach	$11.3	Revenue Multiple	0.25x – 3.36	x	1.64	x
	Market Approach	$7.9	Cash and Asset Value	NA		NA
	Income Approach	$0.7	Discount Rate	2.24%		2.24%
	Market Approach	$3.2	Multiple of Tangible Book Value	1.32	x	1.32	x
	Market Approach	$29.4	Recent Transaction Price	NA		NA
	Market Approach	$0.2	Market Value of Held Securities	NA		NA
		$420.1
Debt	Income Approach	$2.0	Discount Rate	13.02%		13.02%
	Recent Transaction Price	$4.0	Recent Transaction Price	NA		NA
		$6.0
Partnership Interests	Net Asset Value*	$9.2	Fund Value	NA		NA
	Total	$435.3

Type	Valuation Technique	Fair Value at 3/31/2013 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$342.2	EBITDA Multiple	3.25x – 7.00	x	6.45	x
	Market Approach	$11.1	Revenue Multiple	0.25x – 1.82	x	0.97	x
	Market Approach	$7.9	Cash and Asset Value	NA		NA
	Income Approach	$0.7	Discount Rate	1.75%		1.75%
	Market Approach	$3.0	Multiple of Tangible Book Value	1.22	x	1.22	x
	Market Approach	$22.6	Recent Transaction Price	NA		NA
	Market Approach	$0.2	Market Value of Held Securities	NA		NA
		$387.7
Debt	Income Approach	$3.1	Discount Rate	10.02% -12.00%		10.77%
	Recent Transaction Price	$3.5	Recent Transaction Price	NA		NA
		$6.6
Partnership Interests	Net Asset Value*	$12.2	Fund Value	NA		NA
	Total	$406.5

*All funds are valued in accordance with ASC 820.

             As of September 30, 2013 and March 31, 2013, 68.0% and 70.8%, respectively, of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2013 and March 31, 2013 (in millions):

		Fair Value Measurements at 9/30/13 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$6.0	$	−	$	−	$6.0
Partnership Interests	9.2		−		−	9.2
Preferred Equity	52.1		−		−	52.1
Common Equity	572.7		202.7		2.0	368.0
Total Investments	$640.0		$202.7		$2.0	$435.3

		Fair Value Measurements at 3/31/13 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$6.6	$	−	$	−	$6.6
Partnership Interests	12.2		−		−	12.2
Preferred Equity	44.6		−		−	44.6
Common Equity	510.8		167.7		−	343.1
Total Investments	$574.2		$167.7	$	−	$406.5

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2013 (in millions):

	Fair Value 3/31/13	Net Unrealized Appreciation (Depreciation)	New Investments	Distribution		Net Changes from Unrealized to Realized		Conversion of Security from Debt to Equity		Fair Value at 9/30/13
Debt	$6.6	$(1.6)	$1.0	$	−	$	−	$	−	$6.0
Partnership Interests	12.2	(2.4)	0.8		(1.4)		−		−	9.2
Preferred Equity	44.6	(0.5)	8.0		−		−		−	52.1
Common Equity	343.1	24.9	−		−		−		−	368.0
Total Investments	$406.5	$20.4	$9.8		$(1.4)	$	−	$	−	$435.3

4.	INCOME TAXES

We operate to qualify as a RIC under Subchapter M of the IRC and have a calendar tax year end of December 31.  In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable ordinary income, based on our tax year, to our shareholders in a timely manner.  Investment company ordinary income includes net short-term capital gains but excludes net long-term capital gains.  A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions” discussed below.  As permitted by the IRC, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year.

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

A RIC may elect to retain its long-term capital gains by designating them as a “deemed distribution” to its shareholders and paying a federal tax rate of 35% on the long-term capital gains for the benefit of its shareholders.  Shareholders then report their share of the retained capital gains on their income tax returns as if they had been received and report a tax credit for tax paid on their behalf by the RIC.  Shareholders then add the amount of the “deemed distribution” net of such tax, to the basis of their shares.

Historically, we have not distributed net capital gains; however, during the tax year ended December 31, 2012, we distributed capital gains dividends in the amount of $4.40 per share to our shareholders. For the tax year ended December 31, 2012, we had net long-term capital gains of $3,214,547 for tax purposes and $2,319,012 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders. For the tax year ended December 31, 2011, we had net long-term capital gains of $3,568,376 for tax purposes and $4,465,088 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders.

In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $1,125,092 for the tax year ended December 31, 2012.  For the tax year ended December 31, 2011, we incurred federal taxes on behalf of our shareholders in the amount of $1,248,932.

For the quarter ended September 30, 2013 and 2012, CSW and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. We had $10,491,526 and $10,436,526 of accumulated long term capital gains, as of September 30, 2013 and March 31, 2013, respectively.

6.	EMPLOYEE STOCK BASED COMPENSATION PLANS

On July 15, 2013, a four-for-one split of our common stock was approved by our shareholders. The stock split was payable on August 15, 2013 to shareholders of record at the close of business July 31, 2013. Our common stock began trading at the split-adjusted price on August 16, 2013. All share numbers and per share amounts presented herein reflect the stock split.

Stock Options

On July 20, 2009, shareholders approved our 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers  and authorizes the issuance of common stock upon exercise of such options for up to 560,000 shares.  All options are granted at or above market price, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 155,000 shares at a price of $19.19 per share (market price at the time of grant) were granted on October 19, 2009. Additionally, options to purchase 80,000 shares at a price of $23.95 per share (market price at time of grant) were granted on March 22, 2010, options to purchase 60,000 shares at a price of $22.05 per share were granted on July 19, 2010 and options to purchase 40,000 shares at a price of $24.23 per share were granted on July 18, 2011. During the six months ended September 30, 2013, options to purchase 30,000 shares at a price of $37.02 per share (market price at the time of grant) were granted on July 15, 2013. Additionally, 1,600 options were exercised and thus leaving 199,308 options outstanding and 251,000 options available to grant under the 2009 Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously made under our 1999 Stock Option Plan and outstanding on July 20, 2009 continue in effect governed by provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at or above market price, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. During the six months ended September 30, 2013, 18,000 options were exercised, thus leaving 228,000 options outstanding under the 1999 Plan.

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options is determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Share-based compensation cost for restricted stocks is measured based on the closing fair market value of our Company’s common stock on the date of the grant.  Accordingly, for the quarters ended September 30, 2013 and 2012, we recognized stock option compensation expense of $132,136 and  $4,246, respectively. Changes in stock option compensation expense for 2013 versus 2012 is due to forfeitures of unexercised stock options that occurred with the departures of employees during the quarter ended September 30, 2012

As of September 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options was $1,066,244, which will be amortized over the weighted-average service period of approximately 1.1 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 18, 2011	$8.27	0.83%	1.45%	40.0%	5
July 19, 2010	$7.15	0.91%	1.73%	37.5%	5
March 22, 2010	$8.14	0.84%	2.43%	37.8%	5
October 19, 2009	$6.34	1.04%	2.36%	37.6%	5
July 15, 2013	$14.80	0.54%	1.40%	46.6%	5

1999 Plan
July 30, 2008	$7.48	0.62%	3.36%	20.2%	5
July 21, 2008	$6.84	0.67%	3.41%	20.2%	5
July 16, 2007	$10.44	0.39%	4.95%	19.9%	5
July 17, 2006	$8.26	0.61%	5.04%	21.2%	7
May 15, 2006	$7.82	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of September 30, 2013:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2011	295,000	$21.06
Granted	40,000	24.23
Exercised	–	–
Canceled/Forfeited	–	–
Balance at March 31, 2012	335,000	21.44
Granted	–	–
Exercised	(108,092)	19.96
Canceled/Forfeited	(56,000)	21.44
Balance at March 31, 2013	170,908	22.37
Granted	30,000	37.02
Exercised	(1,600)	23.95
Canceled/Forfeited	–	–
Balance at September 30, 2013	199,308	$24.56

1999 Plan
Balance at March 31, 2011	386,000	$28.70
Granted	–	–
Exercised	(6,000)	16.43
Canceled/Forfeited	–	–
Balance at March 31, 2012	380,000	28.41
Granted	–	–
Exercised	(76,420)	23.83
Canceled/Forfeited	(57,580)	27.79
Balance at March 31, 2013	246,000	33.00
Granted	–	–
Exercised	(18,000)	23.37
Canceled/Forfeited	–	–
Balance at September 30, 2013	228,000	33.76
Combined Balance at September 30, 2013	427,308	$29.47

September 30, 2013	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value
Outstanding	1.1 years	$3,647,091
Exercisable	0.4 years	$2,343,457

At September 30, 2013, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $19.19 to $38.25 and 1.1 year, respectively.  The total number of options exercisable under both the 2009 Plan and the 1999 Plan at September 30, 2013 and 2012, was 273,308 shares with a weighted-average exercise price of $32.08 and 274,860 with a weighted-average exercise price of $31.79, respectively. During the quarter ended September 30, 2013, no stock options were exercised. During the quarter ended September 30, 2012, 81,580 options were forfeited.

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan, our Board of Directors reserved for issuance 188,000 shares of restricted stock to certain key employees. A restricted stock award is an award of shares of our common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer), the restrictions on which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are subject to forfeiture if employment terminates prior to these restrictions lapsing. These shares vest over a five-year period from the grant date and are expensed over the five-year service period starting on the grant date. On January 16, 2012, the Board of Directors granted 38,600 shares of restricted stock to key employees of the Company. On January 22, 2013, the Board of Directors granted 8,000 shares of restricted stock to officers of the Company. On July 15, 2013, The Board of Directors granted 5,000 shares of restricted stock to a key officer of the Company. During the six months ended September 30, 2013, 3,000 shares of restricted stock were forfeited. The following table summarizes the restricted stock available for issuance as of September 2013:

Restricted stock available for issuance as of March 31, 2013	153,400
Restricted stock granted during the six Months ended September 30, 2013	(5,000)
Restricted stock forfeited during the six Months ended September 30, 2013	3,000
Restricted stock available for issuance as of September 30, 2013	151,400

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the vesting period in which the restrictions on these stock awards lapse. For these purposes, the fair value of the restricted stock award is determined based on the closing price of our common stock on the date of grant. For the quarters ended September 2013 and 2012, we recognized total share based compensation expense of $43,574 and $11,077, respectively, related to the restricted stock issued to our employees and officers.

As of September 30, 2013, the total remaining unrecognized compensation cost related to non-vested restricted stock awards was $648,065, which will be amortized over the weighted-average service period of approximately 3.7 years.

The following table represents a summary of the activity for our restricted stock awards for the six months ended September 30, 2013:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2013	29,280	$22.32	4.1
Granted	5,000	37.02	4.8
Vested	−	−	−
Forfeited	(3,000)	26.09	4.6
Unvested at September 30, 2013	31,280	$24.31	3.7

Phantom Stock Plan

 On January 16, 2012, our Board of Directors approved the issuance of 104,000 phantom stock options at an exercise price of $36.74 (Net Asset Value at December 31, 2011) pursuant to the Capital Southwest Corporation Phantom Stock Option Plan to provide deferred compensation to certain key employees. On January 22, 2013, the Board of Directors granted 16,200 shares of phantom stock options at an exercise price of $41.34 per share (Net Asset Value at December 31, 2012) to officers of the Company.  On July 15, 2013, the Board of Directors granted 24,000 shares of phantom stock options at an exercise price of $43.80 per share (Net Asset Value at June 30, 2013) to a key officer of the Company. Under the plan, awards vest on the fifth anniversary of the award date. Upon exercise of the phantom option, a cash payment in an amount for each phantom share equal to estimated fair market value minus the phantom option exercise price, adjusted for capital gain dividends declared, will be distributed to plan participants. For the quarter ended September 30, 2013, we recognized estimated liability for phantom stock options in the amount of $251,203. There were no phantom option accruals recorded during the six months ended September 30, 2012. Consequently there is no offsetting accrual to compare to for the prior year.

The following table represents a summary of the activity for our phantom stock plan for the fiscal year ended September 30, 2013:

Phantom Stock Awards	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2013	90,200	$37.26	4.0
Granted	24,000	43.80	4.8
Vested	−	−	−
Forfeited or expired	(7,200)	41.34	−
Unvested at September 30, 2013	107,000	$38.71	3.7

7.	COMMITMENTS

From time to time the Company may be liable for claims against its portfolio companies.  We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

CSC has agreed, subject to certain conditions, to invest up to $5,495,820 in seven portfolio companies as of September 30, 2013.

8.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and six months ended September 30, 2013 and 2012.

On July 15, 2013, a four-for-one split of our issued common stock was approved by our shareholders. The stock split was payable on August 15, 2013 to shareholders of record at the close of business July 31, 2013. Our common stock began trading at the split-adjusted price on August 16, 2013. All share numbers and per share amounts presented herein reflect the stock split.

	Three Months Ended September 30,		Six Months Ended September 30
Per Share Data	2013	2012	2013	2012
Investment income	$.06	$.09	$.13	$.19
Operating expenses	(.13)	(.09)	(.28)	(.19)
Income taxes	(.01)	–	(.01)	–
Net investment income	(.08)	–	(.16)	–
Distributions from undistributed net investment income	–	–	(.10)	(.10)
Net realized gain	–	–	–	4.41
Distributions from net realized gain	–	–	–	(4.40)
Net increase (decrease) in unrealized appreciation of investments	2.99	3.31	3.67	(1.86)
Exercise of employee stock options	–	–	(.03)	(.19)
Stock option expense	.01	–	.02	.02
Forfeiture (issuance) of restricted stock	(.01)	(.08)	.01	(.08)
Increase (decrease) in net asset value	2.91	3.23	3.41	(2.20)
Net asset value
Beginning of period	43.80	36.43	43.30	41.86
End of period	$46.71	$39.66	$46.71	$39.66

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

On July 15, 2013, a four-for-one split of our issued common stock was approved by our shareholders. The stock split was payable on August 15, 2013 to shareholders of record at the close of business July 31, 2013. Our common stock began trading at the split-adjusted price on August 16, 2013. All share numbers and per share amounts presented herein reflect the stock split.

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

Net Investment Income

For the six months ended September 30, 2013, total investment income was $2,031,657, a $763,143, or 27.3% decrease from the $2,794,800, total investment income for the six months ended September 30, 2012.  This comparable period decrease was primarily attributable to Cinatra Clean Technologies, Inc.’s fully reserved interest income during the six months ended September 30, 2013 and CapitalSouth Partners Fund III, L.P.‘s distribution of profits of $104,053 during the first quarter of fiscal year 2012.

The Company’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and provides minimal current yield in the form of interest or dividends.  The Company also earns interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the six months ended September 30, 2013 and 2012, the Company had interest income from temporary cash investments of $35,130 and $35,628, respectively.

The Company’s management fees, received primarily from its controlled affiliates, totaled $279,900 and $300,400 for the six months ended September 30, 2013 and 2012, respectively.

During the three and six months ended September 30, 2013 and 2012, the Company recorded dividend income from the following sources:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2012	2013	2012
Alamo Group, Inc.	$198,310	$170,058	$396,571	$339,876
CapitalSouth Partners Fund III	–	–	–	151,350
Encore Wire Corporation	26,250	26,250	52,500	107,985
The RectorSeal Corporation	240,000	240,000	480,000	480,000
TCI Holdings, Inc.	20,317	20,317	40,635	40,635
The Whitmore Manufacturing Company	60,000	60,000	120,000	120,000
	$544,877	$516,625	$1,089,706	$1,239,846

Due to the nature of its business, the majority of the Company’s operating expenses are related to officer and employee compensation, office expenses, legal, professional and accounting fees.  Total operating expenses increased by $1,649,210 or 57.7% for the six months ended September 30, 2013 as compared to the six months ended September 30, 2012.  This increase is primarily due to the $1,503,256, or 110.3%, increase in salaries related to bonus and phantom options accruals recorded during the six months ended September 30, 2013.  Bonus and phantom option accruals were first recorded during the quarter ended December 31, 2012 for the nine month period.  There were no bonus or phantom option accruals recorded during the six months ended September 30, 2012. Consequently there is no offsetting accrual to compare to for the prior year.

Net Realized Gain (Loss) on Investments

During the six months ended September 30, 2013, we received a capital gain dividend in the amount of $55,000 from Diamond State Venture, L.P.

During the six months ended September 30, 2012, we sold 2,774,250 shares of common stock in Encore Wire Corporation held by our subsidiary, CSVC, to Encore Wire generating a capital gain of $66,037,485. We also sold 50,000 shares of common stock of Hologic, Inc. generating a capital gain of $850,548. These gains were offset by a $7,000 capital loss adjustment related to a final true-up of the Lifemark Group, Inc. divesture from June 2010. In addition, we declared and paid a cash dividend in the amount of $17.59 per share of common stock in June 2012. As a result, we had undistributed net realized gains of $55,251 during the six months ended September 30, 2012.

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

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the six months ended September 30, 2013, we recognized a $56,007,066 increase in net change in unrealized appreciation of investments.  The increases in unrealized appreciation are attributable to Alamo Group, Inc. and Encore Wire Corporation, which increased by $30,200,783 and $5,801,250, respectively, due to increases in their stock price at September 30, 2013, while The Rectorseal Corporation increased by $18,100,000; The Whitmore Manufacturing Company increased by $2,500,000; and Media Recovery, Inc. increased by $4,800,000 due to increases in the entities’ respective earnings. Offsetting these increases were Hologic, Inc., which decreased by $1,136,499 due to a decrease in its stock price at September 30, 2013. Additionally, Cinatra Clean Technologies, Inc. and TitanLiner Inc. decreased by $1,711,324 and $1,239,000, respectively, due to each entity’s under performance in their respective markets. In addition, CapitalSouth Partners Fund III, L.P. decreased by $2,833,201; during the quarter ended September 30, 2013, we received a distribution of 108,106 shares of Capitala Finance Corporation (CPTA), which represented 71% of our interest in Capital South Partners Fund III, L.P.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Six Months Ended September 30,
	2013	2012
Alamo Group, Inc.	$30,200,783	$10,485,486
Capitala Finance Corporation	684,810	-
Capital South Partners Fund III, L.P.	(2,833,201)	180,000
Cinatra Clean Technologies, Inc.	(1,711,324)	(2,386,393)
Encore Wire Corporation	5,801,250	(82,454,460	)*
Hologic, Inc.	(1,136,499)	(1,835,180	)*
Media Recovery, Inc.	4,800,000	(6,600,000)
The RectorSeal Corporation	18,100,000	42,300,000
The Whitmore Manufacturing Company	2,500,000	9,900,000
TitanLiner, Inc.	(1,239,000)	-

* During the six months ended September 30, 2012, we sold 2,774,250 shares of common stock in Encore Wire Corporation held by our subsidiary, CSVC, to Encore Wire generating a capital gain of $66,037,485. We also sold 50,000 shares of common stock of Hologic, Inc. generating a capital gain of $850,548.

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – September 30, 2013 and March 31, 2013.”

Portfolio Investments

During the six months ended September 30, 2013, we invested $8,000,000 in Deepwater Corrosion Services, Inc., a full service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management. Deepwater’s products and services provide life extension to and support regulatory compliance of mission-critical, energy production assets. In addition, we funded $1,822,330 in commitments to existing portfolio companies.

We have commitments, subject to certain conditions, to invest up to $5,495,820 in seven portfolio companies as of September 30, 2013.

Financial Liquidity and Capital Resources

At September 30, 2013, the Company had cash and cash equivalents of approximately $68.2 million.  Pursuant to the SBA regulations, cash and cash equivalents of $25.5 million held by CSVC may not be transferred or advanced to CSC without notifying the SBA.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the six months ended September 30, 2013 to the critical accounting policies or the area that involve the use of significant judgments or estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $5,935,007 at September 30, 2013, equivalent to 0.83% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

During the fiscal quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

CAPITAL SOUTHWEST CORPORATION

November 7, 2013	By:	/s/ Joseph B. Armes
Date		Joseph B. Armes President and Chief Executive Officer

November 7, 2013	By:	/s/ Tracy L. Morris
Date		Tracy L. Morris Chief Financial Officer