Form 10-Q
period 2013-12-31
CAPITAL SOUTHWEST CORP
filed 2014-02-06
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ……………..to ……………………………………..

Commission File Number: 814-61

CAPITAL SOUTHWEST CORPORATION
(Exact name of registrant as specified in its charter)

Texas	75-1072796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.) Employer

12900 Preston Road, Suite 700, Dallas, Texas	75230
(Address of principal executive offices)	(Zip Code)

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,285,544 shares of Common Stock, $0.25 par value, as of February 4, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except per share data)

	December 31, 2013	March 31, 2013
Assets	(Unaudited)
Investments at market or fair value
Companies more than 25% owned (Cost: December 31, 2013 - $13,711; March 31, 2013 - $13,711)	$370,879	$344,790
Companies 5% to 25% owned (Cost: December 31, 2013 - $15,594; March 31, 2013 - $15,594)	245,896	157,394
Companies less than 5% owned (Cost: December 31, 2013 - $69,461; March 31, 2013 - $58,961)	77,227	72,003
Total investments (Cost: December 31, 2013 - $98,766, March 31, 2013 - $88,266)	694,002	574,187
Cash and cash equivalents	65,717	81,767
Receivables
Dividends and interest	10,366	2,465
Affiliates	656	291
Pension assets	8,981	8,762
Other assets	154	200
Total assets	$779,876	$667,672
Liabilities
Accounts payable and accrued expenses	$3,826	$3,102
Income taxes payable	4,110	-
Accrued pension cost	3,001	2,650
Deferred income taxes	1,088	2,143
Total liabilities	12,025	7,895
Net Assets
Common stock, $.25 par value: authorized, 25,000,000 shares; issued, 17,620,256 shares at December 31, 2013 and 17,576,776 at March 31, 2013	4,405	4,394
Additional capital	192,035	183,668
Accumulated net investment income(loss)	112	(706)
Accumulated net realized gain	-	10,437
Unrealized appreciation of investments	595,236	485,921
Treasury stock - 2,339,512 shares, at cost	(23,937)	(23,937)
Total net assets	767,851	659,777
Total liabilities and net assets	$779,876	$667,672
Net asset value per share (on 15,280,744 shares outstanding at December 31, 2013 and 15,237,264 at March 31, 2013)	$50.25	$43.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended December 31		Nine Months Ended December 31
	2013	2012	2013	2012
Investment income:
Interest	$147	$518	$766	$1,696
Dividends	8,072	6,308	9,162	7,548
Management and other income	144	146	467	523
	8,363	6,972	10,395	9,767
Operating expenses:
Salaries	2,236	2,357	5,103	3,720
Stock option expense	(2)	62	347	334
Net pension expense(benefit)	45	(9)	132	(26)
Professional fees	251	191	664	767
Other operating expenses	273	272	1,064	935
	2,803	2,873	7,310	5,730
Income before income taxes	5,560	4,099	3,085	4,037
Income tax benefit	(700)	(43)	(782)	(3)

Net investment income	$6,260	$4,142	$3,867	$4,040

Proceeds from disposition of investments	$-	$11,023	$55	$78,528
Cost of investments sold	-	9,258	-	9,882
Realized gain on investments before income tax	-	1,765	55	68,646
Net increase (decrease) in unrealized appreciation of investments	53,308	22,296	109,315	(5,904)

Net realized and unrealized gain on investments	$53,308	$24,061	$109,370	$62,742

Increase in net assets from operations	$59,568	$28,203	$113,237	$66,782

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Nine Months Ended	Nine Months Ended
	December 31, 2013	December 31, 2012
Operations:
Net investment income	$3,867	$4,040
Net realized gain on investments	55	68,646
Net increase (decrease) in unrealized appreciation of investments	109,315	(5,904)
Increase in net assets from operations	113,237	66,782
Distributions from:
Undistributed net investment income	(3,050)	(3,025)
Net realized gain distribution	-	(66,826)
Taxes incurred in deemed capital gain distributions	(3,787)	(1,125)
Capital share transactions:
Exercise of employee stock options	1,327	3,243
Stock option expense	347	334
Increase(decrease) in net assets	108,074	(617)
Net assets, beginning of period	659,777	628,706
Net assets, end of period	$767,851	$628,089

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended December 31		Nine Months Ended December 31
	2013	2012	2013	2012
Cash flows from operating activities
Increase in net assets from operations	$59,568	$28,203	$113,237	$66,782
Adjustments to reconcile increase in net assets from operations to net cash (used in) provided by operating activities:
Net proceeds from disposition of investments	–	11,023	55	78,521
Return of Capital on Investment	–	511	–	768
Purchases of securities	(679)	(2,482)	(10,501)	(9,278)
Depreciation and amortization	5	7	16	25
Net pension expense (benefit)	44	(9)	132	(26)
Realized gain on investments before income tax	–	(1,765)	(55)	(68,646)
Taxes incurred on deemed capital gain distribution	(3,787)	(1,125)	(3,787)	(1,125)
Net (increase) decrease in unrealized appreciation of investments	(53,308)	(22,296)	(109,315)	5,904
Stock option expense	(2)	62	347	334
Increase in dividend and interest receivable	(7,881)	(5,586)	(7,901)	(6,462)
Increase in receivables from affiliates	(136)	(104)	(365)	(218)
Decrease (Increase) in other assets	(13)	22	31	32
Increase in taxes payable	4,110	1,125	4,110	1,125
Increase in other liabilities	1,295	1,687	724	1,591
(Decrease) Increase in deferred income taxes	(1,024)	(43)	(1,055)	9
Net cash (used in) provided by operating activities	(1,808)	9,230	(14,327)	69,336
Cash flows from financing activities
Distributions from undistributed net investment income	(1,525)	(1,520)	(3,050)	(3,025)
Dividends paid from net realized capital gain	–	–	–	(66,826)
Proceeds from exercise of employee stock options	868	226	1,327	3,243
Net cash used in financing activities	(657)	(1,294)	(1,723)	(66,608)
Net (decrease) increase in cash and cash equivalents	(2,465)	7,936	(16,050)	2,728
Cash and cash equivalents at beginning of period	68,182	59,687	81,767	64,895
Cash and cash equivalents at end of period	$65,717	$67,623	$65,717	$67,623

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping and snow removal equipment for municipalities.	22.0%	‡2,832,300 shares of common stock (acquired 4-1-73 thru 5-09-13)	$2,190,937	$171,831,597
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	3,000,000	3,656,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,600,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares of Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	1,020,000
¥ CAPSTAR HOLDINGS CORPORATION Dallas, Texas Acquires holds and manages real estate for potential development and sale.	100%	500 shares of common stock (acquired 6-10-10) and 1,000,000 shares of preferred stock (acquired 12-17-12)	4,703,619	7,572,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	76.2%	12% subordinated secured promissory note, due 5-9-16 (acquired 5-19-10 thru 10-20-10)	779,278	1
		12% subordinated secured promissory note, due 5-9-17 (acquired 5-9-11 thru 10-26-11)	2,285,700	1
		12% subordinated secured promissory note, due 3-31-17 (acquired 9-9-11 and 10-26-11)	1,523,800	1
		10% subordinated secured promissory note, due 5-9-17 (acquired 7-14-08 thru 4-28-10)	6,200,700	1
		12% subordinated secured promissory note, due 10-31-17 (acquired 10-19-12)	499,997	1
		12% subordinated secured promissory note, due 9-30-14 (acquired 7-25-13)	1,157,850	1
		3,033,410 shares of Series A Convertible Preferred Stock, convertible into 3,033,410 shares of common stock at $1.00 per share (acquired 7-14-08 thru 11-18-10)	3,033,410	1
		Warrants to purchase 1,436,499 shares of common stock at $1.00 per share, expiring 10-31-2027 (acquired 5-9-11 thru 10-19-12)	–	–
			15,480,735	7

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
DEEPWATER CORROSION SERVICES, INC. Houston, Texas Full-service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management.	31.3%	127,004 shares of Series A convertible preferred stock, convertible into 127,004 shares of common stock at $1.00 per shares (acquired 4-9-13)	8,000,000	8,000,000
¥DISCOVERY ALLIANCE, LLC Dallas, Texas Provides services related to intellectual property protection and development.	90%	90.0% limited liability company interest (acquired 9-12-08 thru 10-15-12)	1,315,000	404,000
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	6.2%	‡1,312,500 shares of common stock (acquired 9-10-92 thru 10-15-98)	5,200,000	71,019,375
†HOLOGIC, INC. Bedford, Massachusetts Medical diagnostic products, imaging systems and surgical products serving the healthcare needs of women.	< 1%	‡582,820 shares of common stock (acquired 8-27-99)	202,529	13,020,199
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies and photos recorded in analog and digital formats.	23.3%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	4,000,000
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	1,078,479
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	308,000
		10% convertible notes, $880,000 principal due 7-31-14 (acquired from 3-15-13 to 9-26-13)	880,000	880,000
			6,266,479	6,266,479
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services and distributes equipment and supplies to the restaurant industry via its five subsidiary companies.	4.3%	3,846,154 Class D Convertible Preferred Stock (acquired 5-20-11)	5,000,000	3,652,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	10,204,082 shares of Series B-2 Convertible Preferred Stock, convertible into 10,204,802 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	6,900,000
		Warrants to purchase 94,510 shares of Series B preferred stock at $ 0.70 per share, acquired 1-26-12	-	-
			5,000,000	6,900,000
¥MEDIA RECOVERY, INC. Dallas, Texas Distributor of computer datacenter and office automation supplies and accessories; manufactures and distributes devices used to monitor and manage intransit inventory and dunnage products for protecting shipments.	97.9%	800,000 shares of Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	2,900,000
		4,000,002 shares of common stock (acquired 11-4-97)	4,615,000	14,300,000
			5,415,000	17,200,000
*PALLETONE, INC. Bartow, Florida Manufacturer of wooden pallets and pressure-treated lumber.	7.7%	12.3% senior subordinated notes, $2,000,000 principal due 12-18-15 (acquired 9-25-06)	1,553,150	2,000,000
		150,000 shares of common stock (acquired 10-18-01)	150,000	2
			1,703,150	2,000,002
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals, tools and products for plumbing, HVAC, electrical, construction, industrial, and oil field; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares of common stock (acquired 1-5-73 and 3-31-73)	52,600	257,900,000
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	31.2%	217,038 shares of Series A Convertible Preferred Stock convertible into 217,038 shares of Series A Preferred Stock at $14.76 per share (acquired 6-29-12)	3,203,000	-
		7% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,536,000
		Warrants to purchase 122,239 shares of Series A Preferred Stock at $ 0.01 per share, expiring 12-31-22	-	-
			5,950,000	2,536,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the validation, accounting and payment of transportation-related invoices.	28.4%	475,430 shares of Series B convertible Preferred Stock convertible into 475,430 shares of common stock at $8.41 per share(acquired 12-5-12)	4,000,000	7,800,000
		1,061,279 shares of Series A Convertible Preferred Stock, convertible into 1,061,279 shares of common stock at $4.71 per share (acquired 12-8-08 and 2-17-09)	5,000,000	13,500,000
			9,000,000	21,300,000
*WELLOGIX, INC. Houston, Texas Formerly a developer and supporter of business process software used by the oil and gas industry.	19.0%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.04 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares of common stock (acquired 8-31-79)	1,600,000	83,000,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 2-15-13)	1,959,790	2,757,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	6,000,000	5,249,000
	–	†Capitala Finance Corporation 108,105 shares of common stock (acquired 9-25-13)	1,363,799	2,151,290
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	467,457	237,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	16,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	169,000
	100%	¥Humac Company 1,041,000 shares of common stock (acquired 1-31-75 and 12-31-75)	–	203,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2013

Company	Equity (a)	Investment (b)	Cost	Value (c)
Miscellaneous (continued)	–	†North American Energy Partners, Inc. 77,194 shares of common stock (acquired 8-20-12)	236,986	448,498
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	754,327	161,000
	–	TCI Holdings, Inc. 21 shares of 12% Series C Cumulative Compounding Preferred Stock (acquired 1-30-90)	–	708,000
TOTAL INVESTMENTS			$98,766,223	$694,002,447

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

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

The accompanying Notes are an integral part of these Consolidated Financial Statements.

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

The accompanying Notes are an integral part of these Consolidated Financial Statements.

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

The accompanying Notes are an integral part of these Consolidated Financial Statements.

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

The accompanying Notes are an integral part of these Consolidated Financial Statements.

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

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Schedule of Investments

a)	Equity

The percentages in the “Equity” column express equity interests held collectively by Capital Southwest Corporation and Capital Southwest Venture Corporation (together, the “Company”) in each issuer.  Each percentage represents the amount of the issuer’s common stock owned by the Company, or which the Company has the right to acquire, as a percentage of the issuer’s total outstanding common stock, plus stock reserved for all warrants, convertible securities and employee stock options.

(b)	Investments

Unrestricted securities (indicated by ‡) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2013, restricted securities represented approximately 63.1% of the value of the consolidated investment portfolio and unrestricted securities represented 36.9% of the value of the consolidated investment portfolio. At March 31, 2013, restricted securities represented approximately 70.8% of the value of the consolidated investment portfolio and unrestricted securities represented 29.2% of the value of the consolidated investment portfolio.

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

Partnership Interests, Preferred Equity and Common Equity, including unrestricted marketable securities, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date. For those securities without a principal market, our Board of Directors considers the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer’s securities; the values of similar securities issued by companies in similar businesses; and the proportion of the issuer’s securities owned by the Company.  Investments in certain entities that calculate net asset value per share (or its equivalent) and for which fair market value is not readily determinable are valued using the net asset value per share (or its equivalent, such as member units or ownership interest in partners’ capital to which a proportionate share of net assets is attributed) of the investment.

Equity warrants are valued on the basis of the Black-Scholes model which defines the market value of a warrant in relation to the market price of the underlying common stock, share price volatility, and time to maturity.

(d)	Agreements between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the Company disposing of such common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at December 31, 2013 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company, except securities of Humac Company and The Whitmore Manufacturing Company which are not obligated to bear registration costs.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Under the rules and regulations applicable to investment companies, we are precluded from consolidating any entity other than another investment company.  An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Accordingly, consolidated financial statements include CSMC, our management company.

On July 15, 2013, a four-for-one split of our common stock was approved by our shareholders. The stock split was payable on August 15, 2013 to shareholders of record at the close of business on July 31, 2013. Our common stock began trading at the split-adjusted price on August 16, 2013. All share numbers and per share amounts presented herein reflect the stock split.

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

Fair Value Measurements. We adopted FASB ASC Topic 820 on April 1, 2008.  ASC Topic 820 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value.  This topic applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements.  This topic does not change existing accounting rules governing what can or what must be recognized and reported at fair value in our financial statements, or disclosed at fair value in our notes to financial statements.  Additionally, ASC Topic 820 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value.

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

We believe our investments at December 31, 2013 and March 31, 2013 approximate fair value as of those dates based on the markets in which we operate and other conditions in existence at those reporting periods.

Investments. Investments are stated at fair value determined by our Board of Directors as described in the Notes to the Consolidated Schedule of Investments and Note 3 below.  The average cost method is used in determining cost of investments sold.  Investments are recorded on a trade date basis.

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

Interest and Dividend Income.  Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recorded at the ex-dividend date for marketable securities and restricted securities.  In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When a debt or loan becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against the interest income. At that point, the loan or debt security’s status is on non-accrual basis, and we cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding its ability to service debt or, pay other obligations, it will be restored to accrual basis.

Federal Income Taxes.  CSW and CSVC have elected and intend to comply with the requirements of the Internal Revenue Code (“IRC”) necessary to qualify as regulated investment companies (“RIC”s).  By meeting these requirements, we will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to comply as a RIC, each company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the IRC, each year.  Investment company taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Investment company taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in investment company taxable income until they are realized.

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

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the nine months ended December 31, 2013 and 2012.

Deferred Taxes.  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain wholly owned portfolio companies.  In addition, CSMC records phantom stock option and bonus accruals on a quarterly basis. Deferred taxes related to the qualified defined pension plan and phantom stock option and bonus accruals are recorded as incurred.

            Stock-Based Compensation. We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation expense over the straight-line method for all share-based payment awards granted to employees.  The fair value of stock options is determined on the date of grant using the Black-Scholes pricing model and is expensed over the vesting period of the related stock options. For restricted stock unit awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to shared-based compensation expense over the vesting term.  For phantom stock options, the option value of phantom stock awards is calculated based on the last available net asset value of the Company. We value phantom stock awards each quarter and either increase or decrease the liability based on the phantom option value. See Note 6 for further discussion.

Defined Pension Benefits and Other Postretirement Plans.  We record annual amounts relating to our defined benefit pension plan based on calculations, which include various actuarial assumptions such as discount rates and assumed rates of return. Material changes in pension costs could occur due to changes in the discount rate, in the expected long-term rate of return, or in the level of contributions to the plans and other factors.  The funded status is the difference between the fair value of plan assets and the benefit obligation.  We recognize changes in the funded status of our defined benefit plan in the Statement of Assets and Liabilities in the year in which the changes occur and measure defined benefit plan assets and obligations as of the date of our fiscal year-end, which is March 31.

Concentration of Risk.  We place our idle cash in financial institutions, and at times, such balances may be in excess of the federally insured limits. We have not experienced any losses in such accounts and do not believe we are subject to any significant credit risk.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC.  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While we believe our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. We use Level 1 inputs for publicly traded unrestricted securities. Such investments are valued at the closing price for listed securities and at the lower of the closing bid price or the closing sale price for NASDAQ securities on the valuation date.

•	Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data.

•	Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment. We used Level 3 inputs for measuring the fair value of approximately 62.8% of our investments as of December 31, 2013.

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

Debt Securities

The significant unobservable inputs used in the fair value measurement of our debt securities are risk adjusted discount factors used in the yield valuation technique and probability of principal recovery. Significant increases or decreases in any of these valuation inputs in isolation would result in a significantly lower or higher fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third party inputs.

Limited Partnership or Limited Liability Company Interests

For recent investments, we generally evaluate limited partnership or limited liability company interests at cost, which is deemed to represent fair value, unless or until there is substantive evidence that cost does not correspond to fair value. Thereafter, these securities are generally valued at our percentage interest of the fund or the company’s calculated net asset value, unless there is substantive evidence that the net asset value does not correspond to fair value. All investments of each fund are valued by each fund in accordance with ASC 820.

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

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company to value our Level 3 investments as of December 31, 2013 and March 31, 2013. Unobservable inputs are those inputs for which little or no market data exists and therefore require an entity to develop its own assumptions. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

Type	Valuation Technique	Fair Value at 12/31/2013 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$374.2	EBITDA Multiple	3.50x – 7.78	x	6.92	x
	Market Approach	$26.3	Revenue Multiple	2.50x – 2.98	x	2.59	x
	Market Approach	$7.6	Cash and Asset Value	NA		NA
	Income Approach	$0.7	Discount Rate	2.86%		2.86%
	Market Approach	$3.7	Multiple of Tangible Book Value	1.47	x	1.47	x
	Market Approach	$8.0	Recent Transaction Price	NA		NA
	Market Approach	$0.2	Market Value of Held Securities	NA		NA
		$420.7
Debt	Income Approach	$4.6	Discount Rate	11.69% -13.02%		12.28%
	Recent Transaction Price	$1.2	Recent Transaction Price	NA		NA
		$5.8
Partnership Interests	Net Asset Value*	$9.0	Fund Value	NA		NA
	Total	$435.5

Type	Valuation Technique	Fair Value at 3/31/2013 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$342.2	EBITDA Multiple	3.25x – 7.00	x	6.45	x
	Market Approach	$11.1	Revenue Multiple	0.25x – 1.82	x	0.97	x
	Market Approach	$7.9	Cash and Asset Value	NA		NA
	Income Approach	$0.7	Discount Rate	1.75%		1.75%
	Market Approach	$3.0	Multiple of Tangible Book Value	1.22	x	1.22	x
	Market Approach	$22.6	Recent Transaction Price	NA		NA
	Market Approach	$0.2	Market Value of Held Securities	NA		NA
		$387.7
Debt	Income Approach	$3.1	Discount Rate	10.02% -12.00%		10.77%
	Recent Transaction Price	$3.5	Recent Transaction Price	NA		NA
		$6.6
Partnership Interests	Net Asset Value*	$12.2	Fund Value	NA		NA
	Total	$406.5

*All funds are valued in accordance with ASC 820.

             As of December 31, 2013 and March 31, 2013, 62.8% and 70.8%, respectively, of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2013 and March 31, 2013 (in millions):

		Fair Value Measurements at 12/31/13 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$5.8	$	−	$	−	$5.8
Partnership Interests	9.0		−		−	9.0
Preferred Equity	51.2		−		−	51.2
Common Equity	628.0		256.3		2.2	369.5
Total Investments	$694.0		$256.3		$2.2	$435.5

		Fair Value Measurements at 3/31/13 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$6.6	$	−	$	−	$6.6
Partnership Interests	12.2		−		−	12.2
Preferred Equity	44.6		−		−	44.6
Common Equity	510.8		167.7		−	343.1
Total Investments	$574.2		$167.7	$	−	$406.5

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2013 (in millions):

	Fair Value 3/31/13	Net Unrealized Appreciation (Depreciation)	New Investments	Distribution		Net Changes from Unrealized to Realized		Conversion of Security from Debt to Equity		Fair Value at 12/31/13
Debt	$6.6	$(2.4)	$1.6	$	−	$	−	$	−	$5.8
Partnership Interests	12.2	(2.7)	0.9		(1.4)		−		−	9.0
Preferred Equity	44.6	(1.4)	8.0		−		−		−	51.2
Common Equity	343.1	26.4	−		−		−		−	369.5
Total Investments	$406.5	$19.9	$10.5		$(1.4)	$	−	$	−	$435.5

4.	INCOME TAXES

We operate to qualify as a RIC under Subchapter M of the IRC and have a calendar tax year end of December 31.  In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable ordinary income, based on our tax year, to our shareholders in a timely manner.  Investment company ordinary income includes net short-term capital gains but excludes net long-term capital gains.  A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that are distributed to its shareholders.  As permitted by the IRC, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year.

We have distributed or intend to distribute sufficient dividends to eliminate any taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders.  For the tax years ended December 31, 2013 and 2012, we declared and paid ordinary dividends in the amounts of $3,049,614 and $3,025,032, respectively.

Additionally, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year. For the tax years ended December 31, 2013 and 2012, we distributed 100% of our investment company ordinary taxable income.  As a result, we have made no tax provisions for income taxes on ordinary taxable income for the tax years ended December 31, 2013 and 2012.

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

           During our tax year ended December 31, 2013, we sold 9,317,310 shares of common stock of Heelys, Inc. to Sequential Brands Group, Inc. and generated cash proceeds of $20,963,948 and a capital gain of $20,861,458. Subsequently, we distributed and paid $0.69 per share or $10,474,932 of Heely’s gain to our shareholders on March 28, 2013. For the tax year ended December 31, 2013, we had net long-term capital gains of $10,819,079 for tax purposes and $10,491,526 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders. During the tax year ended December 31, 2012, we distributed capital gains dividends in the amount of $4.40 per share or $66,825,782 to our shareholders; we also had net long-term capital gains of $3,214,547 for tax purposes and $2,319,012 for book purposes, which we elected to retain and treat as deemed distributions to our shareholders.

            In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $3,786,678 for the tax year ended December 31, 2013.  For the tax year ended December 31, 2012, we incurred federal taxes on behalf of our shareholders in the amount of $1,125,092.

For the quarter ended December 31, 2013 and 2012, CSW and CSVC qualified to be taxed as RICs.  We intend to continue meet the applicable qualifications to be taxed as a RIC.  However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

CSMC, a wholly owned subsidiary of CSW, is not a RIC and is required to pay taxes at the current corporate rate.  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain wholly owned portfolio companies.  In addition, CSMC records phantom stock option and bonus accruals on a quarterly basis. Deferred taxes related to the qualified defined benefit pension plan and phantom stock option and bonus accruals are recorded as incurred. As of December 31, 2013, CSMC has a net deferred tax liability of $1,087,981.

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. We had $10,491,526 and $10,436,526 of accumulated long term capital gains, as of December 31, 2013 and March 31, 2013, respectively. In accordance with the RIC rules, we elected to retain our long-term capital gains for the tax year ended December 31, 2013, incur the applicable income taxes of $3,786,678, and designate the after-tax gain as “deemed distributions” to shareholders. “Deemed distributions” are reclassified from accumulated net realized gains into additional paid in capital at the end of December.

6.	EMPLOYEE STOCK BASED COMPENSATION PLANS

On July 15, 2013, a four-for-one split of our common stock was approved by our shareholders. The stock split was payable on August 15, 2013 to shareholders of record at the close of business on July 31, 2013. Our common stock began trading at the split-adjusted price on August 16, 2013. All share numbers and per share amounts presented herein reflect the stock split.

Stock Options

On July 20, 2009, shareholders approved our 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers  and authorizes the issuance of common stock upon exercise of such options for up to 560,000 shares.  All options are granted at or above market price, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 155,000 shares at a price of $19.19 per share (market price at the time of grant) were granted on October 19, 2009. Additionally, options to purchase 80,000 shares at a price of $23.95 per share (market price at time of grant) were granted on March 22, 2010, options to purchase 60,000 shares at a price of $22.05 per share were granted on July 19, 2010 and options to purchase 40,000 shares at a price of $24.23 per share were granted on July 18, 2011. During the nine months ended December 31, 2013, options to purchase 30,000 shares at a price of $37.02 per share (market price at the time of grant) were granted on July 15, 2013. Additionally, 13,720 options were exercised and 47,000 options were forfeited during the nine months ended December 31, 2013 and thus leaving 140,188 options outstanding and 298,000 options available to grant under the 2009 Plan as of December 31, 2013.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously made under our 1999 Stock Option Plan and outstanding on July 20, 2009 continue in effect governed by provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at or above market price, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. During the nine months ended December 31, 2013, 38,000 options were exercised, thus leaving 208,000 options outstanding under the 1999 Plan.

We recognize compensation expense over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options is determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Share-based compensation cost for restricted stock is measured based on the closing fair market value of our Company’s common stock on the date of the grant.  Accordingly, for the quarters ended December 31, 2013 and 2012, we recognized stock option compensation expense of $8,044 and  $33,769, respectively. For the nine months ended December 31, 2013 and 2012, we recognized stock option compensation expense of $283,341 and $ 262,785, respectively. Changes in stock option compensation expense for 2013 versus 2012 is due to forfeitures of unexercised stock options that occurred with the departures of employees during the quarter ended December 31, 2013.

As of December 31, 2013, the total remaining unrecognized compensation expense related to non-vested stock options was $691,754, which will be amortized over the weighted-average service period of approximately 0.9 years.

The following table summarizes the 2009 Plan and the 1999 Plan price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 18, 2011	$8.27	0.83%	1.45%	40.0%	5
July 19, 2010	$7.15	0.91%	1.73%	37.5%	5
March 22, 2010	$8.14	0.84%	2.43%	37.8%	5
October 19, 2009	$6.34	1.04%	2.36%	37.6%	5
July 15, 2013	$14.80	0.54%	1.40%	46.6%	5
1999 Plan
July 30, 2008	$7.48	0.62%	3.36%	20.2%	5
July 21, 2008	$6.84	0.67%	3.41%	20.2%	5
July 16, 2007	$10.44	0.39%	4.95%	19.9%	5
July 17, 2006	$8.26	0.61%	5.04%	21.2%	7
May 15, 2006	$7.82	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of December 31, 2013:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2011	295,000	$21.06
Granted	40,000	24.23
Exercised	–	–
Canceled/Forfeited	–	–
Balance at March 31, 2012	335,000	21.44
Granted	–	–
Exercised	(108,092)	19.96
Canceled/Forfeited	(56,000)	21.44
Balance at March 31, 2013	170,908	22.37
Granted	30,000	37.02
Exercised	(13,720)	22.71
Canceled/Forfeited	(47,000)	22.10
Balance at December 31, 2013	140,188	$25.55

1999 Plan
Balance at March 31, 2011	386,000	$28.70
Granted	–	–
Exercised	(6,000)	16.43
Canceled/Forfeited	–	–
Balance at March 31, 2012	380,000	28.41
Granted	–	–
Exercised	(76,420)	23.83
Canceled/Forfeited	(57,580)	27.79
Balance at March 31, 2013	246,000	33.00
Granted	–	–
Exercised	(38,000)	26.69
Canceled/Forfeited	–	–
Balance at December 31, 2013	208,000	$34.16
Combined Balance at December 31, 2013	348,188	$30.69

December 31, 2013	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value
Outstanding	0.9 years	$3,068,087
Exercisable	0.3 years	$2,260,194

At December 31, 2013, the range of exercise prices was $19.19 to $38.25 and the weighted-average remaining contractual life of outstanding options was 0.9 years. The total number of options exercisable under both the 2009 Plan and the 1999 Plan at December 31, 2013 and 2012, was 264,188 shares with a weighted-average exercise price of $31.58 and 272,600 shares with a weighted-average exercise price of $31.10, respectively. During the nine months ended December 31, 2013, 47,000 options were forfeited and 51,720 options were exercised. During the nine months ended December 31, 2012, 113,580 options were forfeited, and 148,820 options were exercised.

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan, our Board of Directors reserved for issuance 188,000 shares of restricted stock to certain key employees. A restricted stock award is an award of shares of our common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer), the restrictions on which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock grants and are subject to forfeiture if employment terminates prior to these restrictions lapsing. These shares vest over a five-year period from the grant date and are expensed over the five-year service period starting on the grant date. On January 16, 2012, the Board of Directors granted 38,600 shares of restricted stock to key employees of the Company. On January 22, 2013, the Board of Directors granted 8,000 shares of restricted stock to officers of the Company. On July 15, 2013, The Board of Directors granted 5,000 shares of restricted stock to a key officer of the Company. During the nine months ended December 31, 2013, 13,240 shares of restricted stock were forfeited. The following table summarizes the restricted stock available for issuance as of December 31 2013:

Restricted stock available for issuance as of March 31, 2013	153,400
Restricted stock granted during the nine Months ended December 31, 2013	(5,000)
Restricted stock forfeited during the nine Months ended December 31, 2013	13,240
Restricted stock available for issuance as of December 31, 2013	161,640

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the vesting period in which the restrictions on these stock awards lapse. For these purposes, the fair value of the restricted stock award is determined based on the closing price of our common stock on the date of grant. For the quarters ended December 2013 and 2012, we recognized total share based compensation expense of $(9,930) and $27,797, respectively, related to the restricted stock issued to our employees and officers.  For the nine months ended December 31, 2013 and 2012, we recognized share based compensation expense of $64,050 and $70,851, respectively, related to restricted stock issued to employees and officers. Changes in stock option compensation expense for 2013 versus 2012 are due to forfeitures of unvested restricted stock that occurred with the departures of employees during the quarter ended December 31, 2013.

As of December 31, 2013, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $443,979, which will be amortized over the weighted-average service period of approximately 3.6 years.

            The following table represents a summary of the activity for our restricted stock awards for the nine months ended December 31, 2013:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2013	29,280	$22.32	4.1
Granted	5,000	37.02	4.5
Vested	−	−	−
Forfeited	(13,240)	22.08	−
Unvested at December 31, 2013	21,040	$25.96	3.6

Phantom Stock Plan

On January 16, 2012, our Board of Directors approved the issuance of 104,000 phantom stock options at an exercise price of $36.74 (Net Asset Value at December 31, 2011) pursuant to the Capital Southwest Corporation Phantom Stock Option Plan to provide deferred compensation to certain key employees. On January 22, 2013, the Board of Directors granted 16,200 shares of phantom stock options at an exercise price of $41.34 per share (Net Asset Value at December 31, 2012) to officers of the Company.  On July 15, 2013, the Board of Directors granted 24,000 shares of phantom stock options at an exercise price of $43.80 per share (Net Asset Value at June 30, 2013) to a key officer of the Company. Under the plan, awards vest on the fifth anniversary of the award date. Upon exercise of the phantom option, a cash payment in an amount for each phantom share equal to estimated fair market value minus the phantom option exercise price, adjusted for capital gain dividends declared, will be distributed to plan participants. For the nine months ended December 31, 2013, we recognized estimated liability for phantom stock options in the amount of $605,822. The estimated liability for phantom stock awards was $541,865 for the nine months ended December 31, 2012.

The following table represents a summary of the activity for our phantom stock plan for the fiscal year ended December 31, 2013:

Phantom Stock Awards	Number of Shares	Weighted Average Grant Price Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2013	90,200	$37.26	4.0
Granted	24,000	43.80	4.5
Vested	−	−	−
Forfeited or expired	(19,200)	41.34	−
Unvested at December 31, 2013	95,000	$39.00	3.5

7.	COMMITMENTS

From time to time the Company may be liable for claims against its portfolio companies.  We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

CSC has agreed, subject to certain conditions, to invest up to $4,817,576 in five portfolio companies as of December 31, 2013.

8.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and nine months ended December 31, 2013 and 2012.

On July 15, 2013, a four-for-one split of our issued common stock was approved by our shareholders. The stock split was payable on August 15, 2013 to shareholders of record at the close of business July 31, 2013. Our common stock began trading at the split-adjusted price on August 16, 2013. All share numbers and per share amounts presented herein reflect the stock split.

	Three Months Ended December 31		Nine Months Ended December 31
Per Share Data	2013	2012	2013	2012
Investment income	$.55	$.46	$.68	$.64
Operating expenses	(.18)	(.18)	(.48)	(.37)
Income taxes	.04	(.01)	.05	(.01)
Net investment income	.41	.27	.25	.26
Distributions from undistributed net investment income	(.10)	(.10)	(.20)	(.20)
Net realized gain/(loss) net of tax	(.25)	.04	(.25)	4.45
Net increase (decrease) in unrealized appreciation of investments	3.49	1.47	7.16	(.39)
Dividends from capital gains	–	–	–	(4.40)
Exercise of employee stock options	(.04)	(.01)	(.07)	(.19)
Stock option expense	–	.01	.02	.02
Forfeiture (Issuance) of restricted stock	.03	–	.04	(.07)
Increase (decrease) in net asset value	3.54	1.68	6.95	(.52)
Net asset value
Beginning of period	46.71	39.66	43.30	41.86
End of period	$50.25	$41.34	$50.25	$41.34

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

General

On July 15, 2013, a four-for-one split of our issued common stock was approved by our shareholders. The stock split was payable on August 15, 2013 to shareholders of record at the close of business July 31, 2013. Our common stock began trading at the split-adjusted price on August 16, 2013. All share numbers and per share amounts presented herein reflect the stock split.

On November 20, 2013, Kelly Tacke was appointed as the Company’s Senior Vice President, Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer, effective November 18, 2013.  Ms. Tacke replaced Tracy Morris, who resigned as the Company's Chief Financial Officer, Chief Operating Officer and Secretary, effective November 15, 2013, to pursue other opportunities.

            Ms. Tacke was with Palm Harbor Homes, Inc., a publicly traded manufacturer and marketer of factory-built homes for 18 years, where she served as Executive Vice President, Chief Financial Officer and Corporate Secretary.  The Company was a long-time investor in Palm Harbor Homes. Ms. Tacke began her career with PricewaterhouseCoopers, where she was a Senior Audit Manager.  She holds a Bachelors of Business Administration degree from the University of Texas at Austin and is a Certified Public Accountant.

            On January 20, 2014, the Board of Directors of the Company elected Joseph B. Armes as Chairman of the Board and appointed David R. Brooks and William R. Thomas III to the Board.  The Board increased its size from six to seven members and appointed Messrs. Brooks and Thomas to fill the vacancies created by the resignation of Richard F. Strup in November 2013 and the increase in the size of the Board.

             Mr. Armes has served as a director and President and Chief Executive Officer of the Company since June 2013.  Mr. Brooks has been the Chairman of the Board and Chief Executive Officer of Independent Bank Group, Inc., a publicly-traded bank holding company with approximately $2.0 billion in assets, since its founding in 2002.  Mr. Thomas is a private investor and has served as the President of the Thomas Heritage Foundation, a non-profit grant-making corporation, since 2008.   Mr. Thomas worked for the Company from July 2006 to September 2012, most recently as a Vice President.  Mr. Thomas currently serves as a director of Encore Wire Corporation.

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

Net Investment Income

For the three months ended December 31, 2013, total investment income was $8,363,469, a $1,390,797, or 19.9% increase from $6,972,672 for the three months ended December 31, 2012. For the nine months ended December 31, 2013, total investment income was $10,395,126, a $627,654, or a 6.4% increase from $9,767,472, total investment income for the nine months ended December 31, 2012.  This comparable period increase was primarily attributable to a $1,364,628 and a $350,000 increase in third quarter dividend income from The Rectorseal Corporation and Capstar Corporation, respectively, offset by Cinatra Clean Technologies, Inc.’s current year’s fully reserved interest income.

The Company’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and provides minimal current yield in the form of interest or dividends.  The Company also earns interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  The Company received interest income from temporary cash investments of $16,599 and $14,772 during the quarters ended December 31, 2013 and 2012, respectively. During the nine months ended December 31, 2013 and 2012, the Company had interest income from temporary cash investments of $51,729 and $50,400, respectively.

The Company’s management fees, received primarily from its controlled affiliates, totaled $419,850 and $456,850 for the nine months ended December 31, 2013 and 2012, respectively. During the quarters ended December 31, 2013 and 2012, the Company received management fees of $139,950 and $156,450, respectively.

During the three and nine months ended December 31, 2013 and 2012, the Company recorded dividend income from the following sources:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Alamo Group, Inc.	$198,311	$169,938	$594,882	$509,814
CapitalSouth Partners Fund III	–	47,297	–	198,647
Capitala Finance Corporation	50,809		50,809	–
Capstar Holdings Corporation	350,000		350,000	–
Encore Wire Corporation	52,500	26,250	105,000	134,235
The RectorSeal Corporation	6,200,000	4,835,372	6,680,000	5,315,372
TCI Holdings, Inc.	20,318	20,318	60,953	60,953
The Whitmore Manufacturing Company	1,200,000	1,208,842	1,320,000	1,328,842
	$8,071,938	$6,308,017	$9,161,644	$7,547,863

Due to the nature of its business, the majority of the Company’s operating expenses are related to officer and employee compensation, office expenses, and legal, professional and accounting fees. Total operating expenses decreased by $70,158 or 2.4% for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.  This decrease is primarily due to $61,411, or 32.3%, decrease in professional fees during the three months ended December 31, 2013.  Total operating expenses increased by $1,579,052 or 27.6% for the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012.  This increase is primarily due to $1,382,507, or 37.2%, increase in salaries related to bonus and phantom option accruals recorded as well as the expense associated with certain staffing changes incurred during the nine months ended December 31, 2013.

Net Realized Gain (Loss) on Investments

During the nine months ended December 31, 2013, we received a capital gain dividend in the amount of $55,000 from Diamond State Venture, L.P.

During the nine months ended December 31, 2012, we sold 2,774,250 shares of common stock in Encore Wire Corporation held by our subsidiary, CSVC, to Encore Wire, generating a capital gain of $66,037,485. We also sold 50,000 shares of common stock of Hologic, Inc., generating a capital gain of $850,548. In addition, we sold all investment ownership in Extreme International, Inc., generating net cash proceeds of $11,890,630 and a realized gain of $7,600,125. We also received cash proceeds in the amount of $2,823 from Palm Harbor Home Liquidating Trust. These gains were offset by a $4,926,289 realized loss associated with sales of all investment ownership in VIA Holdings., a $760,742 realized loss related to liquidation of Sterling Group Partners, L.P., a $150,594 realized loss related to liquidation of StarTech Seed Fund I, L.P., and a $7,000 capital loss adjustment related to a final true-up of the Lifemark Group, Inc. divesture from June 2010. The net realized gain for the nine months ended December 31, 2012 was $68,646,356. We declared and paid a cash dividend in the amount of $66,825,782 or $17.59 per share of common stock in June 2012. In total, we recognized net realized gains of $1,820,574 for the nine months ended December 31, 2012.

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

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the nine months ended December 31, 2013, we recognized a $109,315,301 increase in net change in unrealized appreciation of investments.  The increases in unrealized appreciation are attributable to Alamo Group, Inc. and Encore Wire Corporation, which increased by $63,553,497 and $25,068,750, respectively, due to increases in their stock price at December 31, 2013, while The Rectorseal Corporation increased by $19,000,000; The Whitmore Manufacturing Company increased by $2,500,000; Media Recovery, Inc. increased by $5,300,000; and Trax Holdings, Inc. increased by $1,900,000 due to increases in each entity’s respective earnings. Offsetting these increases were Cinatra Clean Technologies, Inc., TitanLiner Inc., and Instawares Holding Company, LLC., which decreased by $2,328,844, $3,414,000, and $2,323,000, respectively, due to each entity’s under performance in their respective markets. In addition, CapitalSouth Partners Fund III, L.P. decreased by $2,833,201; during the nine months ended December 31, 2013 due to a distribution of 108,105 shares of Capitala Finance Corporation (CPTA) valued at $2,151,290, which represented 71% of our interest in Capital South Partners Fund III, L.P.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by portfolio company:

	Nine Months Ended December 31,
	2013	2012
Alamo Group, Inc.	$63,553,497	$7,258,374
Capital South Partners Fund III, L.P.	(2,833,201)	378,000
Cinatra Clean Technologies, Inc.	(2,328,844)	(4,107,390)
Encore Wire Corporation	25,068,750	(81,089,460)*
Instawares Holding Company LLC.	(2,323,000)	829,000
Media Recovery, Inc.	5,300,000	(5,400,000)
The RectorSeal Corporation	19,000,000	63,300,000
The Whitmore Manufacturing Company	2,500,000	4,200,000
TitanLiner, Inc.	(3,414,000)	-
Trax Holdings, Inc.	1,900,000	8,800,000

* During the nine months ended December 31, 2012, we sold 2,774,250 shares of common stock in Encore Wire Corporation held by our subsidiary, CSVC, to Encore Wire generating a capital gain of $66,037,485.

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – December 31, 2013 and March 31, 2013.

Portfolio Investments

During the nine months ended December 31, 2013, we invested $8,000,000 in Deepwater Corrosion Services, Inc., a full service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management. Deepwater’s products and services provide life extension to and support regulatory compliance of mission-critical, energy production assets. In addition, we funded $2,500,574 in commitments to existing portfolio companies.

We have commitments, subject to certain conditions, to invest up to $4,817,576 in five portfolio companies as of December 31, 2013.

Financial Liquidity and Capital Resources

At December 31, 2013, the Company had cash and cash equivalents of approximately $65.7 million.

            Management believes that the Company’s cash and cash equivalents and cash available are adequate to meet its expected requirements. Consistent with the long-term strategy of the Company, the disposition of investments from time to time may also be an important source of funds for future investment activities.

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the nine months ended December 31, 2013 to the critical accounting policies or the areas that involve the use of significant judgments or estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in marketable equity security prices.  We do not use derivative financial instruments to mitigate any of these risks.

Our investment performance is a function of our portfolio companies’ profitability, which may be affected by economic cycles, competitive forces, foreign currency fluctuations and production costs including labor rates, raw material prices and certain basic commodity prices. While the portfolio company with the most significant exposure to foreign currency fluctuations generally hedges its exposure, most of the companies in our investment portfolio do not hedge their exposure to raw material and commodity price fluctuations. All of these factors may have an adverse effect on the value of our investments and on our net asset value.

Our investment in portfolio securities includes fixed-rate debt securities which totaled $5,724,007 at December 31 2013, equivalent to 0.82% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

During the fiscal quarter ended December 31, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

CAPITAL SOUTHWEST CORPORATION

February 6, 2014	By:	/s/ Joseph B. Armes
Date		Joseph B. Armes
Chairman of the Board
President and Chief Executive Officer

February 6, 2014	By:	/s/ Kelly Tacke
Date		Kelly Tacke
Chief Financial Officer