Form 10-Q
period 2014-06-30
CAPITAL SOUTHWEST CORP
filed 2014-08-07
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,413,532 shares of Common Stock, $0.25 value, as of August 5, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except per share data)

	June 30, 2014	March 31, 2014
Assets	(Unaudited)
Investments at market or fair value
Companies more than 25% owned (Cost: June 30, 2014 - $12,396, March 31, 2014 - $13,711)	$422,153	$400,824
Companies 5% to 25% owned (Cost: June 30, 2014 - $13,891, March 31, 2014 - $13,891)	218,707	218,480
Companies less than 5% owned (Cost: June 30, 2014 - $53,840, March 31, 2014 - $71,365)	55,138	58,616
Total investments (Cost: June 30, 2014 - $80,127, March 31, 2014 - $98,967)	695,998	677,920
Cash and cash equivalents	88,150	88,163
Receivables
Dividends and interest	217	782
Affiliates	392	422
Income tax receivable	534	167
Pension assets	11,036	10,962
Other assets	217	278
Total assets	$796,544	$778,694
Liabilities
Other liabilities	$2,429	$3,263
Accrued restoration plan liability	3,221	3,103
Deferred income taxes	2,210	1,940
Total liabilities	7,860	8,306
Net Assets
Common stock, $0.25 value: authorized, 25,000,000 shares; issued, 17,753,044 shares at June 30, 2014 and March 31, 2014	4,438	4,438
Additional capital	195,882	195,767
Accumulated net investment (loss) gain	(1,886)	1,138
Accumulated net realized (loss) gain	(1,684)	14,029
Unrealized appreciation of investments	615,871	578,953
Treasury stock - at cost on 2,339,512 shares	(23,937)	(23,937)
Total net assets	788,684	770,388
Total liabilities and net assets	$796,544	$778,694
Net asset value per share (15,413,532 shares outstanding at June 30, 2014 and March 31, 2014)	$51.17	$49.98

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2014	2013
Investment income:
Interest	$140	$330
Dividends	500	545
Management fees and other income	140	180
	780	1,055
Operating expenses:
Salaries	1,302	1,469
Stock option expense	116	174
Net pension expense (benefit)	44	(9)
Professional fees	390	225
Other operating expenses	478	446
	2,330	2,305
Loss before income taxes	(1,550)	(1,250)
Income tax benefit	(67)	(48)

Net investment loss	$(1,483)	$(1,202)

Proceeds from disposition of investments	3,203	55
Cost of investments sold	(18,916)	-
Net realized (loss) gain on investments	(15,713)	55

Net increase in unrealized appreciation of investments	36,917	10,392

Net realized and unrealized gain on investments	$21,204	$10,447

Increase in net assets from operations	$19,721	$9,245

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Three Months Ended June 30
	2014	2013
Operations:
Net investment loss	$(1,483)	$(1,202)
Net realized (loss) gain on investments	(15,713)	55
Net increase in unrealized appreciation of investments	36,917	10,392
Increase in net assets from operations	19,721	9,245
Distributions from:
Undistributed net investment income	(1,541)	(1,524)
Undistributed net realized gain	-	-
Capital share transactions:
Exercise of employee stock options	-	459
Stock option expense	116	174
Increase in net assets	18,296	8,354
Net assets, beginning of period	770,388	659,777
Net assets, end of period	$788,684	$668,131

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities
Increase in net assets from operations	$19,721	$9,245
Adjustments to reconcile increase in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds from disposition of investments	3,127	55
Return of capital on investments	76	–
Purchases of securities	(76)	(8,842)
Depreciation and amortization	2	6
Net pension benefit	44	(9)
Realized loss (gain) on investments before income tax	15,713	(55)
Net increase in unrealized appreciation of investments	(36,917)	(10,392)
Stock option expense	116	174
Decrease (increase) in dividend and interest receivable	565	(41)
Decrease in receivables from affiliates	30	201
Increase in income tax receivable	(367)	–
Decrease in other assets	58	32
Decrease in other liabilities	(834)	(916)
Increase in deferred income taxes	270	3
Net cash provided by (used in) operating activities	1,528	(10,539)
Cash flows from financing activities
Distributions from undistributed net investment income	(1,541)	(1,524)
Proceeds from exercise of employee stock options	–	459
Net cash used in financing activities	(1,541)	(1,065)
Net decrease in cash and cash equivalents	(13)	(11,604)
Cash and cash equivalents at beginning of period	88,163	81,767
Cash and cash equivalents at end of period	$88,150	$70,163

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	22.0%	‡2,831,976 shares of common stock (acquired 4-1-73 thru 5-09-14)	$2,190,937	$153,181,582
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	3,000,000	3,964,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	5,100,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares of Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	1,240,000
¥ CAPSTAR HOLDINGS CORPORATION Dallas, Texas Acquire, hold and manage real estate for potential development and sale.	100%	500 shares of common stock (acquired 6-10-10) and 1,000,000 shares of preferred stock (acquired 12-17-12)	4,703,619	7,340,000
DEEPWATER CORROSION SERVICES, INC. Houston, Texas full-service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management.	31.3%	127,004 shares of Series A convertible preferred stock, convertible into 127,004 shares of common stock at $1.00 per shares (acquired 4-9-13)	8,000,000	9,055,000
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	6.2%	‡1,312,500 shares of common stock (acquired 9-10-92 thru 10-15-98)	5,200,000	64,260,000
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	23.3%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	–
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	–
		Warrants to purchase 8,396,000 shares of common stock at $0.01 per share, expiring 9-26-23 (acquired 9-13-10 to 9-26-13)	–	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	153,000
		10% convertible notes, $400,000 principal due 7-31-14 (acquired 3-15-13	880,000	438,000
			6,266,479	591,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.3%	3,846,154 Class D Convertible Preferred Stock (acquired 5-20-11)	5,000,000	1,052,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	10,204,082 shares of Series B-2 Convertible Preferred Stock, convertible into 10,204,802 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	6,700,000
		Warrants to purchase 94,510 shares of Series B preferred stock at $ 0.70 per share, acquired 1-26-12	-	-
			5,000,000	6,700,000
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares of Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	4,100,000
		4,000,002 shares of common stock (acquired 11-4-97)	4,615,000	20,400,000
			5,415,000	24,500,000
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares of common stock (acquired 1-5-73 and 3-31-73)	52,600	289,400,000
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	31.2%	217,038 shares of Series A Convertible Preferred Stock convertible into 217,038 shares of Series A Preferred Stock at $14.76 per share (acquired 6-29-12)	3,203,000	-
		7% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,014,000
		Warrants to purchase 122,239 shares of Series A Preferred Stock at $ 0.01 per share, expiring 12-31-22	-	-
			5,950,000	2,014,000
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	28.4%	475,430 shares of Series B convertible Preferred Stock convertible into 475,430 shares of common stock at $8.41 per share(acquired 12-5-12)	4,000,000	7,600,000
		1,061,279 shares of Series A Convertible Preferred Stock, convertible into 1,061,279 shares of common stock at $4.71 per share (acquired 12-8-08 and 2-17-09)	5,000,000	12,900,000
			9,000,000	20,500,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	19.0%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.04 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares of common stock (acquired 8-31-79)	1,600,000	95,600,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 2-15-13)	2,334,790	3,167,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	6,000,000	5,532,000
	–	†Capitala Finance Corporation 108,105 shares of common stock (acquired 9-25-13)	1,363,799	2,042,103
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	467,457	277,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	16,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	117,000
	100%	¥Humac Company 1,041,000 shares of common stock (acquired 1-31-75 and 12-31-75)	–	213,000
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	678,621	111,000
TOTAL INVESTMENTS			$80,127,117	$695,997,685

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

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
DEEPWATER CORROSION SERVICES, INC. Houston, Texas Full-service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management.	31.3%	127,004 shares of Series A convertible preferred stock, convertible into 127,004 shares of common stock at $1.00 per shares (acquired 4-9-13)	8,000,000	8,000,000
¥DISCOVERY ALLIANCE, LLC Dallas, Texas Provides services related to intellectual property protection and development.	90%	90.0% limited liability company interest (acquired 9-12-08 thru 10-15-12)	1,315,000	400,000
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	6.2%	‡1,312,500 shares of common stock (acquired 9-10-92 thru 10-15-98)	5,200,000	63,590,625
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies and photos recorded in analog and digital formats.	23.3%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	2
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	994,000
		Warrants to purchase 8,396,000 shares of common stock at $0.01 per share, expiring 9-26-23 (acquired 9-13-10 to 9-26-13)	–	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	308,000
		10% convertible notes, $880,000 principal due 7-31-14 (acquired from 3-15-13 to 9-26-13)	880,000	880,000
			6,266,479	2,182,002
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services and distributes equipment and supplies to the restaurant industry via its five subsidiary companies.	4.3%	3,846,154 Class D Convertible Preferred Stock (acquired 5-20-11)	5,000,000	3,354,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	17.1%	10,204,082 shares of Series B-2 Convertible Preferred Stock, convertible into 10,204,802 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	7,000,000
		Warrants to purchase 94,510 shares of Series B preferred stock at $ 0.70 per share, acquired 1-26-12	-	-
			5,000,000	7,000,000

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

The percentages in the “Equity” column express equity interests held collectively by Capital Southwest Corporation and Capital Southwest Venture Corporation (together, the “Company”) in each issuer.  Each percentage represents the amount of the issuer’s common stock owned by the Company or which the Company has the right to acquire as a percentage of the issuer’s total outstanding common stock, on a fully diluted basis.

(b)	Investments

Unrestricted securities (indicated by ‡) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At June 30, 2014, restricted securities represented approximately 68.5% of the value of the consolidated investment portfolio. At March 31, 2014, restricted securities represented approximately 67.5% of the value of the consolidated investment portfolio.

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

(d)	Agreements between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the Company disposing of such common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at June 30, 2014 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company, except securities of the following issuers which are not obligated to bear registration costs:  Humac Company and The Whitmore Manufacturing Company.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  Under rules and regulations applicable to investment companies, we are precluded from consolidating any entity other than another investment company.  An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Accordingly, consolidated financial statements include CSMC, our management company.

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

We believe our investments at June 30, 2014 and March 31, 2014 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

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

Interest and Dividend Income. Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recorded at the ex-dividend date for marketable securities and restricted securities.  In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income, thereby placing the loan or debt security’s status on a non-accrual basis, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis.

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

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. During the three months ended June 30, 2014, we did not distribute any capital gain dividends to our shareholders. When we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35%. As an investment company that qualifies as a RIC under the IRC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 4 for further discussion.

CSMC, a wholly owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate of 35%.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during three months ended June 30, 2014 and 2013.

Deferred Taxes.  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain wholly owned portfolio companies.  In addition, CSMC records phantom stock options and bonus accruals on a quarterly basis. Deferred taxes related to the qualified defined pension plan, phantom stock options and bonus accruals are recorded as incurred.

            Stock-Based Compensation. We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost over the straight-line method for all share-based payment awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to share based compensation expense over the vesting term.  For phantom stock options, the option value of phantom stock awards is calculated based on the net asset value of our Corporation. We value the plan each quarter and either increase or decrease the liability based on the phantom option value. See Note 6 for further discussion.

Retirement Plans. We record annual amounts relating to the pension plans based on calculations and various actuarial assumptions. Material changes in pension costs could occur due to changes in the discount rate, changes in the expected long-term rate of return, changes in mortality table, and changes in level of contributions to the plans and other factors.  The funded status of the qualified plan is the difference between the fair value of plan assets and the benefit obligation.  We recognize changes in the funded status of the qualified plan in the Statement of Assets and Liabilities in the year in which the changes occur and measure its assets and obligations as of the date of the employer’s fiscal year-end. In addition, CSWC also sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan that provides for the payment, upon retirement, of the difference between the maximum annual payment permissible under the qualified retirement plan pursuant to Federal limitations and the amount which would otherwise have been payable under the qualified plan. We presently use March 31 as the measurement date for retirement plans.

Concentration of Risk.  We place our uninvested cash in financial institutions, and at times, such balances may be in excess of the federally insured limits.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC.  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. We use Level 1 inputs for publicly traded unrestricted securities. Such investments are valued at the closing price for NYSE listed securities and at the lower of the closing bid price or the closing sale price for NASDAQ securities on the valuation date.

•	Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data. We did not value any of our investments using Level 2 inputs as of June 30, 2014.

•	Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment. We used Level 3 inputs for measuring the fair value of approximately 68.5% of our investments as of June 30, 2014. See “Notes to Consolidated Schedule of Investments” (c) on page 14 for the investment policy used to determine the fair value of these investments.

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

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company to value our Level 3 investments as of June 30, 2014 and March 31, 2014. Unobservable inputs are those inputs for which little or no market data exists and therefore require an entity to develop its own assumptions. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value

Type	Valuation Technique	Fair Value at 6/30/2014 (in millions)	Unobservable Input	Range	Weighted Average
Preferred & Common Equity	Market Approach	$432.6	EBITDA Multiple	3.00x – 7.75x	6.98x
	Market Approach	20.5	Revenue Multiple	0.41x – 2.50x	2.50x
	Market Approach	7.4	Cash and Asset Value	NA	NA
	Market Approach	4.0	Multiple of Tangible Book Value	1.57x	1.57x
	Market Approach	0.2	Market Value of Held Securities	NA	NA
		464.7
Debt	Liquidation Value	0.6	Cash and Asset Value	NA	NA
	Market Approach	2.0	Discount to Face Value	27.00%	27.00%
		2.6
Partnership Interests	Net Asset Value	9.2	Fund Value	NA	NA
	Total	$476.5

Type	Valuation Technique	Fair Value at 3/31/2014 (in millions)	Unobservable Input	Range	Weighted Average
Preferred & Common Equity	Market Approach	$404.1	EBITDA Multiple	3.50x – 7.78x	7.00x
	Market Approach	22.0	Revenue Multiple	1.53x – 2.50x	2.46x
	Market Approach	8.0	Recent Transaction Price	NA	NA
	Market Approach	7.6	Cash and Asset Value	NA	NA
	Market Approach	3.8	Multiple of Tangible Book Value	1.54x	1.54x
	Market Approach	0.2	Market Value of Held Securities	NA	NA
		445.7
Debt	Discounted Cash Flow	1.5	Discount Rate	11.69%	11.69%
	Recent Transaction Price	1.2	Recent Transaction Price	NA	NA
Partnership Interests		2.7
	Net Asset Value	9.5	Fund Value	NA	NA
	Total	$457.9

*	All funds are valued in accordance with ASC 820.

As of June 30, 2014 and March 31, 2014, 68.5% and 67.5%, respectively, of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2014 and March 31, 2014 (in millions):

		Fair Value Measurements at 6/30/14 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$2.6	$	−	$	−	$2.6
Partnership Interests	9.2		−		−	9.2
Preferred Equity	44.2		−		−	44.2
Common Equity	640.0		219.5		−	420.5
Total Investments	$696.0		$219.5	$	−	$476.5

		Fair Value Measurements at 3/31/14 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$2.7	$	−	$	−	$2.7
Partnership Interests	9.5		−		−	9.5
Preferred Equity	47.0		−		−	47.0
Common Equity	618.7		220.0		−	398.7
Total Investments	$677.9		$220.0	$	−	$457.9

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the quarter ended June 30, 2014 (in millions):

	Fair Value 3/31/14	Net Unrealized Appreciation (Depreciation)	New Investments		Divestitures		Conversion of Security from Debt to Equity		Fair Value at 6/30/2014
Debt	$2.7	$(0.1)	$	−	$	−	$	−	$2.6
Partnership Interests	9.5	0.2		−		(0.5)		−	9.2
Preferred Equity	47.0	(2.8)		−		−		−	44.2
Common Equity	398.7	21.8		−		−		−	420.5
Total Investments	$457.9	$19.1	$	−		$(0.5)	$	−	$476.5

4.	INCOME TAXES

We operate to qualify as a RIC under Subchapter M of the IRC and have a calendar tax year end of December 31.  In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable income, as defined by the IRC, to our shareholders in a timely manner.  Investment company income generally includes net short-term capital gains but excludes net long-term capital gains.  A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions” discussed below.  As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year.

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

For the quarter ended June 30, 2014 and 2013, CSWC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

CSMC, a wholly owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate.  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain wholly owned portfolio companies.  In addition, CSMC records phantom stock option and bonus accruals on a quarterly basis. Deferred taxes related to the qualified defined benefit pension plan and phantom stock option and bonus accruals are recorded as incurred. As of June 30, 2014, CSMC has a deferred tax liability of $2,210,265.

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. We had $1,684,285 of accumulated long term capital loss at June 30, 2014 and $14,029,087 of accumulated long term capital gains at March 31, 2014, respectively.

6.	EMPLOYEE STOCK BASED COMPENSATION PLANS

Stock Options

On July 20, 2009, shareholders approved our 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers  and authorizes the issuance of common stock upon exercise of such options for up to 560,000 shares.  All options are granted at or above market price, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 155,000 shares at a price of $19.19 per share (market price at the time of grant) were granted on October 19, 2009. Additionally, options to purchase 80,000 shares at a price of $23.95 per share (market price at time of grant) were granted on March 22, 2010, options to purchase 60,000 shares at a price of $22.05 per share were granted on July 19, 2010 and options to purchase 40,000 shares at a price of $24.23 per share were granted on July 18, 2011. Options to purchase 30,000 shares at a price of $37.02 per share, 25,000 shares at a price of $33.52 and 30,000 shares at a price of $34.91 were granted on July 15, 2013, January 20, 2014 and March 17, 2014, respectively. At June 30, 2014, there are options to acquire 123,800 shares of common stock outstanding and options to acquire 259,000 shares of common stock available for grant under the 2009 Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously granted under our 1999 Stock Option Plan and outstanding on July 20, 2009 continue in effect and are governed by the provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at or above market price, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. At June, 30, 2014, there are options to acquired 38,000 shares of common stock outstanding under the 1999 Plan.

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Share-based compensation cost for stock options is measured based on the closing fair market value of our Company’s common stock on the date of the grant.  Accordingly, for the quarters ended June 30, 2014 and 2013, we recognized stock option compensation expense of $73,103 and $143,161, respectively.

As of June 30, 2014, the total remaining unrecognized compensation cost related to non-vested stock options was $806,864, which will be amortized over the weighted-average service period of approximately 2.7 years.

The following table summarizes the 2009 Plan and the 1999 Plan exercise price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 18, 2011	$8.27	0.83%	1.45%	40.0%	5
July 19, 2010	$7.15	0.91%	1.73%	37.5%	5
March 22, 2010	$8.14	0.84%	2.43%	37.8%	5
October 19, 2009	$6.34	1.04%	2.36%	37.6%	5
July 15, 2013	$11.82	0.54%	1.40%	36.1%	5
January 20, 2014	$8.37	0.60%	1.64%	27.0%	5
March 17, 2014	$7.04	0.57%	1.58%	21.1%	5

1999 Plan
July 30, 2008	$7.48	0.62%	3.36%	20.2%	5
July 21, 2008	$6.84	0.67%	3.41%	20.2%	5
July 16, 2007	$10.44	0.39%	4.95%	19.9%	5
July 17, 2006	$8.26	0.61%	5.04%	21.2%	7
May 15, 2006	$7.82	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of June 30, 2014:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2012	335,000	$21.44
Granted	–	–
Exercised	(108,092)	19.96
Canceled/Forfeited	(56,000)	21.44
Balance at March 31, 2013	170,908	22.37
Granted	85,000	35.25
Exercised	(69,108)	22.27
Canceled/Forfeited	(63,000)	22.08
Balance at March 31, 2014	123,800	31.40
Granted	–	–
Exercised	–	–
Canceled/Forfeited	–	–
Balance at June 30, 2014	123,800	$31.40

1999 Plan
Balance at March 31, 2012	380,000	28.41
Granted	–	–
Exercised	(76,420)	23.83
Canceled/Forfeited	(57,580)	27.79
Balance at March 31, 2013	246,000	33.00
Granted	–	–
Exercised	(108,000)	30.37
Canceled/Forfeited	(100,000)	38.25
Balance at March 31, 2014	38,000	$26.68
Granted	–	–
Exercised	–	–
Canceled/Forfeited	–	–
Balance at June 30, 2014	38,000	26.68
Combined Balance at June 30, 2014	161,800	$30.29

June 30, 2014	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value
Outstanding	2.7 years	$1,307,329
Exercisable	0.5 years	$379,047

           At June 30, 2014, the range of exercise prices was $19.19 to $37.02 and the weighted-average remaining contractual life of outstanding options was 2.7 years. The total number of shares of options exercisable under both the 2009 Plan and the 1999 Plan at June 30, 2014, was 52,800 shares with a weighted-average exercise price of $25.69. During the quarter ended June 30, 2014, no options were exercised. During the quarter ended June 30, 2013, 4,900 options were exercised.

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan, our Board of Directors reserved for issuance 188,000 shares of restricted stock to certain key employees. A restricted stock award is an award of shares of our common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer), the restrictions on which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock grants and are subject to forfeiture if employment terminates prior to these restrictions lapsing. These shares vest in equal annual installments over a five-year period from the grant date and are expensed over the five-year service period starting on the grant date. On January 16, 2012, the Board of Directors granted 38,600 shares of restricted stock to key employees of the Company. On January 22, 2013, the Board of Directors granted 8,000 shares of restricted stock to officers of the Company. On July 15, 2013, The Board of Directors granted 5,000 shares of restricted stock to a key officer of the Company. On January 20, 2014, the Board of Directors granted 4,800 shares of restricted stock to key employees of the Company. On March 17, 2014, the Board of Directors granted 5,000 shares of restricted stock to a key employee of the Company. The following table summarizes the restricted stock available for issuance as of June 30, 2014:

Restricted stock available for issuance as of March 31, 2014	154,240
Restricted stock granted during the three months ended June 30, 2014	-
Restricted stock forfeited during the three months ended June 30, 2014	-
Restricted stock available for issuance as of June 30, 2014	154,240

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the vesting period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant. For the quarters ended June 30, 2014 and 2013, we recognized total share based compensation expense of $42,790 and $30,406, respectively, related to the restricted stock issued to our employees and officers.

As of June 30, 2014, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $649,503, which will be amortized over the weighted-average service period of approximately 3.8 years.

No restricted stock was granted during the three months ended June 30, 2014.

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2014	24,680	$30.30	4.1
Granted	−	−	−
Vested	−	−	−
Forfeited	−	−	−
Unvested at June 30, 2014	24,680	$30.30	3.8

Phantom Stock Plan

On January 16, 2012, our Board of Directors approved the issuance of 104,000 phantom stock options at an exercise price of $36.74 (Net Asset Value at December 31, 2011) pursuant to the Capital Southwest Corporation Phantom Stock Option Plan to provide deferred compensation to certain key employees. On January 22, 2013, the Board of Directors granted 16,200 shares of phantom stock options at an exercise price of $41.34 per share (Net Asset Value at December 31, 2012) to officers of the Company.  On July 15, 2013, the Board of Directors granted 24,000 shares of phantom stock options at an exercise price of $43.80 per share (Net Asset Value at June 30, 2013) to a key officer of the Company. Additionally, the Board of Directors granted 38,000 shares of phantom stock options at an exercise price of $50.25 per share (Net Asset Value at December 31, 2013) to several key employees of the Company in January 2014 and March 2014. Under the plan, awards vest on the fifth anniversary of the award date. Upon exercise of the phantom option, a cash payment in an amount for each phantom share equal to estimated fair market value minus the phantom option exercise price, adjusted for capital gain dividends declared, will be distributed to plan participants. The estimated liability for phantom stock awards was $758,768 as of June 30, 2014.

There were no phantom stock options granted during the three months ended June 30, 2014.

Phantom Stock Awards	Number of Shares	Weighted Average Grant Price Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2014	95,000	$43.59	4.1
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	−	−	−
Unvested at June 30, 2014	95,000	$43.59	3.8

7.	COMMITMENTS

From time to time the Company may be liable for claims against its portfolio companies.  We do not believe the effects of such claims would have a material impact on our results of operations and financial condition.

CSWC has agreed, subject to certain conditions, to invest up to $1,357,576 in three portfolio companies as of June 30, 2014.

8.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
Per Share Data	2014	2013
Investment income	$.05	$.07
Operating expenses	(.15)	(.15)
Income taxes	-	-
Net investment loss	(.10)	(.08)
Distributions from undistributed net investment income	(.10)	(.10)
Net realized loss	(1.02)	-
Net increase in unrealized appreciation of investment	2.40	.68
Capital Share transactions:
Exercise of employee stock options	-	(.02)
Forfeiture of restricted stock*	-	.01
Stock option expense	.01	.01
Increase in net asset value	1.19	.50
Net asset value
Beginning of period	49.98	43.30
End of period	$51.17	$43.80

*Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

Item 2. –	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” “might,” “could,” “continue” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in this Form 10-Q, and in our Form 10-K for the year ended March 31, 2014.  The forward-looking statements made in this Form 10-Q related only to events as of the date on which the statements are made.  You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the year ended March 31, 2014.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Increase in net assets from operations” and consists of three elements.  The first is “Net investment income/loss,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain/loss on investments,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost, net of applicable income tax expense based on our tax year.  The third element is the “Net increase in unrealized appreciation of investments,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain on investments” and “Net increase in unrealized appreciation of investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

For the three months ended June 30, 2014, total investment income was $780,279, a $274,666, or 26.04%, decrease from total investment income of $1,054,945 for the three months ended June 30, 2013.  This decrease was primarily attributable to a decrease in interest income from PalletOne and i-Memories. PalletOne was sold in FY 2014 and we ceased accruing interest from i-Memories in current quarter.

Our principal objective is to achieve capital appreciation. Therefore, a significant portion of our investment portfolio is structured to maximize the potential return from equity participation which typically provides minimal current yield in the form of interest or dividends.  We also earn interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the three months ended June 30, 2014 and 2013, the Company had interest income from temporary cash investments of $17,264 and $17,926, respectively.

The Company’s management fees, received primarily from its controlled affiliates, totaled $139,950 for both the three months ended June 30, 2014 and 2013.

During the three months ended June 30, 2014 and 2013, the Company recorded dividend income from the following sources:

	Three Months Ended June 30,
	2014	2013
Alamo Group, Inc.	$198,310	$198,261
Encore Wire Corporation	-	26,250
North American Energy Partners	1,190	-
The RectorSeal Corporation	240,000	240,000
TCI Holdings, Inc.	-	20,318
The Whitmore Manufacturing Company	60,000	60,000
	$499,500	$544,829

Due to the nature of our business, the majority of our operating expenses are related to employees’ and directors’ compensation, office expenses, legal, professional and accounting fees and pension expense. Total operating expenses increased by $24,434, or 1.1%, for the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013.  This increase is primarily due to an increase of $165,349 in professional fees, $52,527 in pension expense, $44,361 in insurance expense offset by a decrease of $166,288 in compensation and $57,673 in stock option expense.

Net Realized Gain (Loss) on Investments

During the quarter ended June 30, 2014, we received proceeds of $588,577 and realized a gain of $351,591 from the sale of North American Energy Partners, Inc. We also received proceeds of $2,398,706 and realized a loss of $14,889,677 from the liquidation of Cinatra Clean Technologies, Inc. In addition, we received proceeds of $139,713 and realized a loss of $1,175,287 from the sale of our limited partnership interest in Discovery Alliance, LLC.

During the quarter ended June 30, 2013, we received a capital gain dividend of $55,000 from Diamond State Venture, L.P.

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

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the quarter ended June 30, 2014, we recognized a $36,917,417 increase in net change in unrealized appreciation of investments. This increase in unrealized appreciation is attributable to The Rectorseal Corporation, The Whitmore Manufacturing Company, Media Recovery and Balco, Inc., which increased by $13,600,000, $7,100,000, $600,000 and $600,000, respectively, due to increases in each entity’s earnings; Deepwater Corrosion Services, Inc. increased by $1,055,000 as it was the first quarter we utilized a market valuation approach since we made our investment; Encore Wire Corporation increased by $669,375 due to an increase in its stock price. Offsetting these increases were iMemories, Inc. and Instawares Holding Company, LLC, which decreased by $1,591,002 and $2,302,000 respectively, due to a reduction in its enterprise value and a decrease in valuation multiple, respectively; Alamo Group, Inc. decreased by $642,947 due to a decrease in its stock price.

For the quarter ended June 30, 2013, we recognized a $10,391,960 increase in net change in unrealized appreciation of investments.  The largest increases in unrealized appreciation are attributable to Alamo Group, Inc., which increased by $7,295,566 due to an increase in its stock price at June 30, 2013, while The Rectorseal Corporation increased by $6,000,000; The Whitmore Manufacturing Company increased by $2,100,000; and Media Recovery, Inc. increased by $1,500,000 all due to increases in the entities’ respective earnings. Offsetting these increases were Hologic, Inc., which decreased by $1,923,306, and Encore Wire Corporation, which decreased by $1,194,375 each due to a decrease in the respective entity’s stock price at June 30, 2013. Additionally, Cinatra Clean Technologies, Inc. decreased by $1,170,995 due to under performance in their market.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by our current portfolio company:

	Three Months Ended June 30,
	2014	2013
Alamo Group, Inc.	$(642,947)	$7,295,566
Balco, Inc	600,000	-
Deepwater Corrosion Services, Inc.	1,055,000	-
Encore Wire Corporation	669,375	(1,194,375)
iMemories, Inc.	(1,591,002)	-
Instawares Holding Company, LLC	(2,302,000)	151,000
Media Recovery, Inc.	600,000	1,500,000
The RectorSeal Corporation	13,600,000	6,000,000
Trax Holdings, Inc.	(500,000)	-
The Whitmore Manufacturing Company	7,100,000	2,100,000

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – June 30, 2014 and March 31, 2014.”

Financial Liquidity and Capital Resources

At June 30, 2014, the Company had cash and cash equivalents of approximately $88.2 million.  Funds may be transferred to the Company in the form of dividends from our controlled affiliates to the extent available.  Additionally, approximately $219.5 million of our June 30, 2014 investment portfolio is represented by unrestricted publicly traded securities and represents a potential source of liquidity.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter ended June 30, 2014 to the critical accounting policies or the area that involves the use of significant judgments or estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $2,605,000 at June 30, 2014, equivalent to 0.37% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, have concluded that our current disclosure controls and procedures are effective as of June 30, 2014.

During the fiscal quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes to our risk factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

CAPITAL SOUTHWEST CORPORATION

August 7, 2014	By:	/s/ Joseph B. Armes
Date		Joseph B. Armes
Chairman of the Board
President and Chief Executive Officer

August 7, 2014	By:	/s/ Kelly Tacke
Date		Kelly Tacke
Chief Financial Officer