Form 10-Q
period 2014-09-30
CAPITAL SOUTHWEST CORP
filed 2014-11-07
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 814-00061

CAPITAL SOUTHWEST CORPORATION
(Exact name of registrant as specified in its charter)

Texas	75-1072796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Lyndon B. Johnson Freeway, Suite 1300	75240
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,541,832 shares of Common Stock, $0.25 par value, as of November 5, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	September 30, 2014	March 31, 2014
Assets	(Unaudited)
Investments at market or fair value:
Companies more than 25% owned: (Cost: September 30, 2014 - $12,396, March 31, 2014 - $13,711)	$439,170	$400,824
Companies 5% to 25% owned: (Cost: September 30, 2014 - $12,298, March 31, 2014 - $13,891)	120,083	218,480
Companies less than 5% owned: (Cost: September 30, 2014 - $51,548, March 31, 2014 - $71,365)	57,115	58,616
Total investments: (Cost: September 30, 2014 - $76,242, March 31, 2014 - $98,967)	616,368	677,920
Cash and cash equivalents	122,950	88,163
Receivables:
Dividends and interest	274	782
Affiliates	1,085	422
Income tax receivable	496	167
Due from brokerage firm	13,664	-
Pension assets	11,198	10,962
Other assets	472	278
Total assets	$766,507	$778,694
Liabilities
Other liabilities	$2,997	$3,263
Accrued restoration plan liability	3,049	3,103
Deferred income taxes	2,190	1,940
Total liabilities	8,236	8,306
Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued 17,880,244 shares at September 30, 2014 and 17,753,044 at March 31, 2014	4,470	4,438
Additional capital	196,028	195,767
Accumulated net investment (loss) gain	(3,125)	1,138
Accumulated net realized gain	44,709	14,029
Unrealized appreciation of investments	540,126	578,953
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	758,271	770,388
Total liabilities and net assets	$766,507	$778,694
Net asset value per share (15,540,732 shares outstanding at September 30, 2014 and 15,413,532 shares outstanding at March 31, 2014)	$48.79	$49.98

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Investment income:
Interest	$80	$289	$220	$619
Dividends	575	545	1,075	1,090
Management and directors’ fees	140	143	280	323
	795	977	1,575	2,032
Operating expenses:
Salaries	1,095	1,398	2,397	2,867
Stock option expense	77	175	192	349
Net pension (benefit) expense	(184)	96	(140)	87
Professional fees	251	188	641	413
Other operating expenses	506	345	985	791
	1,745	2,202	4,075	4,507
Loss before income taxes	(950)	(1,225)	(2,500)	(2,475)
Income tax expense (benefit)	289	(34)	222	(82)

Net investment loss	$(1,239)	$(1,191)	$(2,722)	$(2,393)

Proceeds from disposition of investments	$50,278	$-	$53,481	$55
Cost of investments sold	(3,885)	-	(22,801)	-
Net realized gain on investments	46,393	-	30,680	55

Net (decrease) increase in unrealized appreciation of investments	(75,744)	45,615	(38,827)	56,007

Net realized and unrealized (loss) gain on investments	(29,351)	45,615	(8,147)	56,062

(Decrease) increase in net assets from operations	$(30,590)	$44,424	$(10,869)	$53,669

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Six Months Ended	Six Months Ended
	September 30, 2014	September 30, 2013
Operations:
Net investment loss	$(2,722)	$(2,393)
Net realized gain on investments	30,680	55
Net (decrease)increase in unrealized appreciation of investments	(38,827)	56,007
(Decrease) increase in net assets from operations	(10,869)	53,669
Distributions from:
Undistributed net investment income	(1,541)	(1,524)
Capital share transactions:
Exercise of employee stock options	101	459
Stock option expense	192	349
(Decrease) increase in net assets	(12,117)	52,953
Net assets, beginning of period	770,388	659,777
Net assets, end of period	$758,271	$712,730

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Cash flows from operating activities
(Decrease) increase in net assets from operations	$(30,590)	$44,424	$(10,869)	$53,669
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds from disposition of investments	50,278	–	53,405	55
Return of capital on investments	–	–	76	–
Purchases of securities	–	(980)	(76)	(9,822)
Depreciation and amortization	7	5	9	11
Net pension benefit (expense)	(334)	97	(290)	88
Realized gain on investments before income tax	(46,393)	–	(30,680)	(55)
Net (increase) decrease in unrealized appreciation of investments	75,744	(45,615)	38,827	(56,007)
Stock option expense	76	175	192	349
(Increase) decrease in dividend and interest receivable	(57)	21	508	(20)
Increase in receivables from affiliates	(693)	(430)	(663)	(229)
Increase in receivables from brokerage firm	(13,664)	–	(13,664)	–
(Increase) decrease in income tax receivable	38	–	(329)	–
(Increase) decrease in other assets	(261)	12	(203)	44
Increase (decrease) in other liabilities	569	344	(265)	(572)
Increase (decrease) in deferred income taxes	(21)	(34)	249	(31)
Net cash provided by (used in) operating activities	34,699	(1,981)	36,227	(12,520)
Cash flows from financing activities
Distributions from undistributed net investment income	–	–	(1,541)	(1,524)
Proceeds from exercise of employee stock options	101	–	101	459
Net cash provided by (used in) financing activities	101	–	(1,440)	(1,065)
Net increase (decrease) in cash and cash equivalents	34,800	(1,981)	34,787	(13,585)
Cash and cash equivalents at beginning of period	88,150	70,163	88,163	81,767
Cash and cash equivalents at end of period	$122,950	$68,182	$122,950	$68,182

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping equipment for municipalities.	17.4%	‡1,982,286 shares of common stock (acquired 4-1-73 thru 5-09-14)	$2,007,263	$81,273,726
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	3,000,000	3,504,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,800,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares of Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	1,420,000
¥ CAPSTAR HOLDINGS CORPORATION Dallas, Texas Acquire, hold and manage real estate for potential development and sale.	100%	500 shares of common stock (acquired 6-10-10) and 1,000,000 shares of preferred stock (acquired 12-17-12)	4,703,619	7,428,000
DEEPWATER CORROSION SERVICES, INC. Houston, Texas Full-service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management.	31.1%	127,004 shares of Series A convertible preferred stock, convertible into 127,004 shares of common stock at $1.00 per shares (acquired 4-9-13)	8,000,000	8,032,000
*†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	4.5%	‡956,850 shares of common stock (acquired 9-10-92 thru 10-15-98)	3,790,949	35,489,567

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	23.3%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	–
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	–
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	135,000
		10% convertible notes, $400,000 principal due 7-31-14 (acquired 3-15-13	880,000	387,000
			6,266,479	522,000
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.2%	3,846,154 Class D Convertible Preferred Stock (acquired 5-20-11)	5,000,000	475,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	15.7%	10,298,592 shares of Series B-2 Convertible Preferred Stock, convertible into 10,298,592 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	8,300,000
		Warrants to purchase 94,510 shares of Series B preferred stock at $ 0.70 per share, acquired 1-26-12	-	-
			5,000,000	8,300,000
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares of Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	4,300,000
		4,000,002 shares of common stock (acquired 11-4-97)	4,615,000	21,600,000
			5,415,000	25,900,000
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares of common stock (acquired 1-5-73 and 3-31-73)	52,600	311,400,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	31.2%	217,038 shares of Series A Convertible Preferred Stock convertible into 217,038 shares of Series A Preferred Stock at $14.76 per share (acquired 6-29-12)	3,203,000	3,203,000
		7% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,747,000
		Warrants to purchase 122,239 shares of Series A Preferred Stock at $ 0.01 per share, expiring 12-31-22	-	1,206,000
			5,950,000	7,156,000
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	28.7%	475,430 shares of Series B convertible Preferred Stock convertible into 475,430 shares of common stock at $8.41 per share (acquired 12-5-12)	4,000,000	7,700,000
		1,061,279 shares of Series A Convertible Preferred Stock, convertible into 1,061,279 shares of common stock at $4.71 per share (acquired 12-8-08 and 2-17-09)	5,000,000	13,200,000
			9,000,000	20,900,000
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	18.9%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.04 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	1,900,000
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares of common stock (acquired 8-31-79)	1,600,000	89,400,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (a)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 2-15-13)	2,334,790	3,137,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	5,071,514	4,605,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	467,457	277,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	16,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	117,000
	100%	¥Humac Company 1,041,000 shares of common stock (acquired 1-31-75 and 12-31-75)	–	242,000
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	678,621	74,000
TOTAL INVESTMENTS			$76,242,107	$616,368,293

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

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the validation, accounting and payment of transportation-related invoices.	28.4%	475,430 shares of Series B convertible Preferred Stock convertible into 475,430 shares of common stock at $8.41 per share (acquired 12-5-12)	4,000,000	7,700,000
		1,061,279 shares of Series A Convertible Preferred Stock, convertible into 1,061,279 shares of common stock at $4.71 per share (acquired 12-8-08 and 2-17-09)	5,000,000	13,300,000
			9,000,000	21,000,000
*WELLOGIX, INC. Houston, Texas Formerly a developer and supporter of business process software used by the oil and gas industry.	19.0%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.04 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares of common stock (acquired 8-31-79)	1,600,000	88,500,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 2-15-13)	2,334,790	3,167,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	6,000,000	5,385,000
	–	†Capitala Finance Corporation 108,105 shares of common stock (acquired 9-25-13)	1,363,799	2,083,183
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	467,457	237,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	16,000

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

The percentages in the “Equity” column express equity interests held in each issuer collectively by each of Capital Southwest Corporation and its wholly-owned subsidiary, Capital Southwest Venture Corporation (together with Capital Southwest Corporation, the “Company”).  Each percentage represents the amount of the issuer’s common stock owned by the Company or which the Company has the right to acquire as a percentage of the issuer’s total outstanding common stock, on a fully diluted basis.

(b)	Investments

Unrestricted securities (indicated by ‡) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At September 30, 2014 and March 31, 2014, restricted securities represented approximately 81.1% and 67.5%, respectively, of the value of the consolidated investment portfolio.

Our investments are carried at fair value in accordance with the Investment Company Act of 1940 (the “1940 Act”) and FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities, for which the market quotations are readily available, are valued at the closing sale price for the NYSE listed securities and the lower of the closing bid price or the last sale price for NASDAQ securities on the valuation date.  Privately held securities are valued as determined in good faith by our Board of Directors.

ASC 820 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and excludes transaction costs.  Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset.  The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset.  In determining the principal market for an asset or liability under ASC 820, it is assumed that the reporting entity has access to the market as of the measurement date.

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

(d)	Agreements between Certain Issuers and the Company

Agreements between certain issuers and the Company provide that the issuer will bear substantially all costs in connection with the Company disposing of such common stock, including those costs involved in registration under the Securities Act of 1933, but excluding underwriting discounts and commissions.  These agreements cover common stock owned at September 30, 2014 and common stock which may be acquired thereafter through the exercise of warrants and conversion of debentures and preferred stock.  They apply to restricted securities of all issuers in the investment portfolio of the Company, except for securities of the Whitmore Manufacturing Company.

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

Our portfolio consists of private companies in which we have controlling interests, private companies in which we have minority interests and marketable securities of publicly traded companies.  We make available significant managerial assistance to the companies in which we invest and believe that providing managerial assistance to such investee companies is critical to their business development activities.  CSMC receives a monthly fixed fee for management services provided to certain of its controlled portfolio companies.

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

Fair Value Measurements. ASC Topic 820 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value.  This statement applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements.  The Statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in our financial statements, or disclosed at fair value in our notes to financial statements.  Additionally, ASC Topic 820 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value.

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

We believe our investments at September 30, 2014 and March 31, 2014 approximate fair value as of those dates based on the markets in which we operate and other conditions in existence at those reporting periods.

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

Segment Information. We operate and manage our business in a single segment.  As an investment company, we invest in portfolio companies in various industries and geographic areas as presented in the Consolidated Schedule of Investments.

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

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. During the six months ended September 30, 2014, we did not distribute any capital gain dividends to our shareholders. When we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35%. As an investment company that qualifies as a RIC under the IRC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 4 for further discussion.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate of 35%.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during six months ended September 30, 2014 and 2013.

Deferred Taxes.  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain wholly-owned portfolio companies.  In addition, CSMC records phantom stock options and bonus accruals on a quarterly basis. Deferred taxes related to the qualified defined pension plan, phantom stock options and bonus accruals are recorded as incurred.

Stock-Based Compensation. We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost over the straight-line method for all share-based payment awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant and will amortize this fair value to share based compensation expense over the vesting term.  For phantom stock options, the option value of phantom stock awards is calculated based on our net asset value. We value the plan each quarter and either increase or decrease the liability based on the phantom option value. See Note 6 for further discussion.

Retirement Plans. We record annual amounts relating to the pension plans based on calculations and various actuarial assumptions. Material changes in pension costs could occur due to changes in the discount rate, the expected long-term rate of return, mortality tables, and in the level of contributions to the plans and other factors.  The funded status of the qualified plan is the difference between the fair value of plan assets and the benefit obligation.  We recognize changes in the funded status of the qualified plan in the Statement of Assets and Liabilities in the year in which the changes occur and measure its assets and obligations as of the date of the employer’s fiscal year-end. In addition, CSWC also sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan that provides for the payment, upon retirement, of the difference between the maximum annual payment permissible under the qualified retirement plan pursuant to Federal limitations and the amount which would otherwise have been payable under the qualified plan. We presently use March 31 as the measurement date for retirement plans.

Concentration of Risk.  We place our uninvested cash in financial institutions, and such balances may be in excess of the federally insured limits.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC.  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. We use Level 1 inputs for publicly traded unrestricted securities. Such investments are valued at the closing price for NYSE listed securities and at the lower of the closing bid price or the closing sale price for NASDAQ securities on the valuation date.

•	Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data. We did not value any of our investments using Level 2 inputs as of September 30, 2014.

•	Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment. We used Level 3 inputs for measuring the fair value of approximately 81.1% of our investments as of September 30, 2014. See “Notes to Consolidated Schedule of Investments” (c) on page 16 for the investment policy used to determine the fair value of these investments.

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

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company to value our Level 3 investments as of September 30, 2014 and March 31, 2014. Unobservable inputs are those inputs for which little or no market data exists and therefore require an entity to develop its own assumptions. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value

Type	Valuation Technique	Fair Value at 9/30/2014 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$453	EBITDA Multiple	2.00x – 7.75	x	7.14	x
	Market Approach	20.9	Revenue Multiple	0.42x – 2.46	x	2.46	x
	Market Approach	9.3	Cash and Asset Value	NA		NA
	Market Approach	3.5	Multiple of Tangible Book Value	1.37	x	1.37	x
	Market Approach	0.2	Market Value of Held Securities	NA		NA
		486.9
Warrants	Black Scholes Pricing Model	1.2	Stock Price	$0.00-$9.87		$9.87
Debt	Liquidation Value	0.5	Cash and Asset Value	NA		NA
	Market Approach	2.8	Face Value	NA		NA
		3.3
Partnership Interests	Net Asset Value	8.2	Fund Value	NA		NA
	Total	$499.6

Type	Valuation Technique	Fair Value at 3/31/2014 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$404.1	EBITDA Multiple	3.50x – 7.78	x	7.00	x
	Market Approach	22.0	Revenue Multiple	1.53x – 2.50	x	2.46	x
	Market Approach	8.0	Recent Transaction Price	NA		NA
	Market Approach	7.6	Cash and Asset Value	NA		NA
	Market Approach	3.8	Multiple of Tangible Book Value	1.54	x	1.54	x
	Market Approach	0.2	Market Value of Held Securities	NA		NA
		445.7
Debt	Discounted Cash Flow	1.5	Discount Rate	11.69%		11.69%
	Recent Transaction Price	1.2	Recent Transaction Price	NA		NA
Partnership Interests		2.7
	Net Asset Value	9.5	Fund Value	NA		NA
	Total	$457.9

*All funds are valued in accordance with ASC 820.

As of September 30, 2014 and March 31, 2014, 81.1% and 67.5%, respectively, of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2014 and March 31, 2014 (in millions):

		Fair Value Measurements at September 30, 2014 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$3.3	$	−	$	−	$3.3
Partnership Interests	8.2		−		−	8.2
Preferred Equity	50		−		−	50
Common Equity	553.7		116.8		−	436.9
Warrants	1.2		−		−	1.2
Total Investments	$616.4		$116.8	$	−	$499.6

		Fair Value Measurements at March 31, 2014 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$2.7	$	−	$	−	$2.7
Partnership Interests	9.5		−		−	9.5
Preferred Equity	47.0		−		−	47.0
Common Equity	618.7		220.0		−	398.7
Total Investments	$677.9		$220.0	$	−	$457.9

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2014 (in millions):

	Fair Value 3/31/14	Net Unrealized Appreciation (Depreciation)	New Investments		Divestitures		Conversion of Security from Debt to Equity		Fair Value at 9/30/2014
Debt	$2.7	$0.6	$	−	$	−	$	−	$3.3
Partnership Interests	9.5	0.1		−		(1.4)		−	8.2
Warrants	−	1.2		−		−		−	1.2
Preferred Equity	47.0	3.0		−		−		−	50.0
Common Equity	398.7	38.2		−		−		−	436.9
Total Investments	$457.9	$43.1	$	−		$(1.4)	$	−	$499.6

4.	INCOME TAXES

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

For the quarter ended September 30, 2014 and 2013, CSWC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as a RIC in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate.  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain wholly-owned portfolio companies.  In addition, CSMC records phantom stock option and bonus accruals on a quarterly basis. Deferred taxes related to the qualified defined benefit pension plan and phantom stock option and bonus accruals are recorded as incurred. As of September 30, 2014, CSMC has a deferred tax liability of $2,189,383.

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. We had $44,708,977 of accumulated long term capital gains at September 30, 2014 and $14,029,087 of accumulated long term capital gains at March 31, 2014.

6.	EXECUTIVE COMPENSATION PLAN

On August 28, 2014, our Board of Directors adopted an executive compensation consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to executive officers of the Company that is intended to align the compensation of the Company’s executive officers with the Company’s key strategic objective of increasing the market value of the Company’s shares through a transformative transaction for the benefit of the Company’s shareholders. Under the plan, Joseph B. Armes, Chief Executive Officer, Kelly Tacke, Chief Financial Officer, and Bowen S. Diehl, Chief Investment Officer, will receive an amount equal to six percent of the aggregate appreciation in the Company’s share price from August 28, 2014 (using a base price of $36.16 per share) to the date of the transformative transaction (such transaction, the “Trigger Event,” the transaction date, the “Trigger Event Date” and such payment amount, the “Total Payout Amount”).  The value accretion will include the value of any distributions to the Company shareholders, including any capital stock spun-off to the Company shareholders.  As to any payout up to $22.5 million, one-third of the payout will be allocated to each such officer, with any payout in excess of $22.5 million to be allocated as follows: Mr. Armes-- 50%, Ms. Tacke--25% and Mr. Diehl--25%.  The initial plan component consists of nonqualified options awarded to purchase 259,000 shares of common stock at an exercise price of $36.60 per share. The second plan component consists of awards of 127,000 shares of restricted stock, which have voting rights but do not have cash dividend rights. The final plan component consists of cash incentive payments awarded to each of Mr. Armes, Ms. Tacke and Mr. Diehl in an amount equal to the excess of each awardee’s allocable portion of the Total Payment Amount over the aggregate value as of the Trigger Event Date of the awardee’s restricted common stock and nonqualified option awards under the plan.  The awards shall vest and be exercisable as follows: (i) 1/3 on the Trigger Event Date; (ii) 1/3 on the first anniversary of the Trigger Event Date; and (iii) 1/3 on the second anniversary of the Trigger Event Date. Entitlement to such awards is conditioned on the awardee remaining in the employment of the Company or its subsidiaries on the vesting date, or in the event the employment of the awardee is transferred to a Company subsidiary spun-off to the Company’s shareholders, continuing employment by such spun-off subsidiary. The Company, however, reserves the right, in its sole discretion, to terminate the cash incentive award or to reduce the amount payable thereunder at any time prior to the Trigger Event Date.

7.	STOCK BASED COMPENSATION PLANS

Stock Options

On July 20, 2009, shareholders approved our 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers  and authorizes the issuance of common stock upon exercise of such options for up to 560,000 shares.  All options are granted at or above market price, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 155,000 shares at $19.19 per share (market price at the time of grant) were granted on October 19, 2009. Additionally, options to purchase 80,000 shares at $23.95 per share (market price at time of grant) were granted on March 22, 2010, options to purchase 60,000 shares at $22.05 per share were granted on July 19, 2010 and options to purchase 40,000 shares at $24.23 per share were granted on July 18, 2011. Options to purchase 30,000 shares at $37.02 per share, 25,000 shares at $33.52 and 30,000 shares at $34.91 were granted on July 15, 2013, January 20, 2014 and March 17, 2014, respectively.  On August 28, 2014, options to purchase 259,000 shares at $36.60 per share were granted under the previously mentioned executive compensation plan. These options will not begin to be exercisable or vest until the occurrence of previously mentioned transformative transaction under Note 6. In addition, our Board of Directors amended the 2009 Plan, as permitted pursuant to Section 18 of the 2009 Plan (the “First Amendment to the 2009 Plan”).  The First Amendment to the 2009 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. At September 30, 2014, there are options to acquire 374,600 shares of common stock outstanding and options to acquire 4,000 shares of common stock available for grant under the 2009 Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously granted under our 1999 Stock Option Plan and outstanding on July 20, 2009 continue in effect and are governed by the provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at or above market price on the date of grant, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. At September 30, 2014, there are options to acquire 38,000 shares of common stock outstanding under the 1999 Plan.

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Share-based compensation cost for stock options is measured based on the closing fair market value of our Company’s common stock on the date of the grant.  Accordingly, for the quarters ended September 30, 2014 and 2013, we recognized stock option compensation expense of $54,107 and $132,136, respectively. For the six months ended September 30, 2014 and 2013, we recognized stock option compensation expense of $127,210 and $275,297, respectively.  We have not recognized any compensation expense related to the 259,000 options granted on August 28, 2014 as these options are subject to a contingent vesting mechanism.

As of September 30, 2014, the total remaining unrecognized compensation cost related to non-vested stock options was $720,192, which will be amortized over the weighted-average vesting period of approximately 2.6 years.

The following table summarizes the 2009 Plan and the 1999 Plan intrinsic price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan*
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

* Excludes August 28, 2014 grant of options to purchase 259,000 shares of common stock at an exercise price of $36.60 as these options will not begin to be exercisable until the occurrence of a transformative transaction intended to increase the market value of the Company’s equity for the benefit of shareholders and cannot be modeled under the Black-Scholes pricing model at this time.

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of September 30, 2014:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2012	335,000	$21.44
Granted	–	–
Exercised	(108,092)	19.96
Canceled/Forfeited	(56,000)	21.44
Balance at March 31, 2013	170,908	22.37
Granted	85,000	35.25
Exercised	(69,108)	22.27
Canceled/Forfeited	(63,000)	22.08
Balance at March 31, 2014	123,800	31.40
Granted	259,000¹	36.60
Exercised	(4,200)	23.95
Canceled/Forfeited	(4,000)	23.95
Balance at September 30, 2014	374,600	$35.16
1999 Plan
Balance at March 31, 2012	380,000	28.41
Granted	–	–
Exercised	(76,420)	23.83
Canceled/Forfeited	(57,580)	27.79
Balance at March 31, 2013	246,000	33.00
Granted	–	–
Exercised	(108,000)	30.37
Canceled/Forfeited	(100,000)	38.25
Balance at March 31, 2014	38,000	$26.68
Granted	–	–
Exercised	–	–
Canceled/Forfeited	–	–
Balance at September 30, 2014	38,000	26.68
Combined Balance at September 30, 2014	412,600	$34.61
¹See Note 6.

September 30, 2014	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value*
Outstanding	2.6 years	$1,240,573
Exercisable	0.8 years	$415,790

* Excludes August 28, 2014 grant of options to purchase 259,000 shares of common stock at an exercise price of $36.60 as these options will not begin to be exercisable until the occurrence of a transformative transaction intended to increase the market value of the Company’s equity for the benefit of shareholders and cannot be modeled under the Black-Scholes pricing model at this time.

           At September 30, 2014, the range of exercise prices was $19.19 to $37.02 and the weighted-average remaining contractual life of outstanding options was 2.6 years, excluding the 259,000 shares of non-vested stock options which do not have a set vesting period. The total number of shares of common stock exercisable under both the 2009 Plan and the 1999 Plan at September 30, 2014, was 54,600 shares with a weighted-average exercise price of $27.07. During the quarter ended September 30, 2014, 4,200 options were exercised. During the quarter ended September 30, 2013, no options were exercised.

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan, our Board of Directors reserved for issuance to certain key employees 188,000 shares of restricted stock. A restricted stock award is an award of shares of our common stock, which generally have full voting and dividend rights but are restricted with regard to sale or transfer.  Unless otherwise specified in the award agreement, the restrictions lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock grants and are subject to forfeiture if employment terminates prior to these restrictions lapsing. Unless otherwise specified in the award agreement, these shares vest in equal annual installments over a five-year period from the grant date and are expensed over the five-year vesting period starting on the grant date. On January 16, 2012, the Board of Directors granted 38,600 shares of restricted stock to key employees of the Company. On January 22, 2013, the Board of Directors granted 8,000 shares of restricted stock to officers of the Company. On July 15, 2013, The Board of Directors granted 5,000 shares of restricted stock to a key officer of the Company. On January 20, 2014, the Board of Directors granted 4,800 shares of restricted stock to key employees of the Company. On March 17, 2014, the Board of Directors granted 5,000 shares of restricted stock to a key employee of the Company. On August 28, 2014, the Board of Directors granted 127,000 shares of restricted stock under the previously mentioned executive compensation plan.  In addition, our Board of Directors amended the 2010 Plan, as permitted pursuant to Section 14 of the 2010 Plan (the “First Amendment to the 2010 Plan”).  The First Amendment to the 2010 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company.

The following table summarizes the restricted stock available for issuance as of September 30, 2014:

Restricted stock available for issuance as of March 31, 2014	154,240
Restricted stock granted during the six months ended September 30, 2014	127,000¹
Restricted stock forfeited during the six months ended September 30, 2014	4,000
Restricted stock available for issuance as of September 30, 2014	31,240

¹See Note 6.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the vesting period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant. For the quarters ended September 30, 2014 and 2013, we recognized total share based compensation expense of $22,421 and $43,574, respectively, related to the restricted stock issued to our employees and officers. For the six months ended September 30, 2014 and 2013, we recognized restricted stock compensation expense of $65,211 and $73,980, respectively. We have not recognized any compensation expense related to the 127,000 restricted stock awards granted on August 28, 2014 as these awards are subject to a contingent vesting mechanism.

As of September 30, 2014, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $535,185, which will be amortized over the weighted-average vesting period of approximately 3.8 years, excluding the 127,000 shares of non-vested restricted stock which do not have a set vesting period.

The following table summarizes the restricted stock outstanding as of September 30, 2014:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2014	24,680	$30.30	4.1
Granted	127,000¹	36.60	NA	²
Vested	−	−	−
Forfeited	(4,000)	22.98	−
Unvested at September 30, 2014	147,680	$30.30	3.8

¹See Note 6.
² The 127,000 shares of restricted stock granted on August 28, 2014 will not begin to vest until the occurrence of a transformative transaction intended to increase the market value of the Company’s equity for the benefit of shareholders.

Phantom Stock Plan

On January 16, 2012, our Board of Directors approved the issuance of 104,000 phantom stock options at an exercise price of $36.74 (Net Asset Value at December 31, 2011) pursuant to the Capital Southwest Corporation Phantom Stock Option Plan to provide deferred compensation to certain key employees. On January 22, 2013, the Board of Directors granted 16,200 shares of phantom stock options at an exercise price of $41.34 per share (Net Asset Value at December 31, 2012) to officers of the Company.  On July 15, 2013, the Board of Directors granted 24,000 shares of phantom stock options at an exercise price of $43.80 per share (Net Asset Value at June 30, 2013) to a key officer of the Company. Additionally, the Board of Directors granted 38,000 shares of phantom stock options at an exercise price of $50.25 per share (Net Asset Value at December 31, 2013) to several key employees of the Company in January 2014 and March 2014. Under the plan, awards vest on the fifth anniversary of the award date. Upon exercise of the phantom option, a cash payment in an amount for each phantom share equal to estimated fair market value minus the phantom option exercise price, adjusted for capital gain dividends declared, will be distributed to plan participants. The estimated liability for phantom stock awards was $591,225 as of September 30, 2014.

There were no phantom stock options granted during the six months ended September 30, 2014.

Phantom Stock Awards	Number of Shares	Weighted Average Grant Price Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2014	95,000	$43.59	4.1
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	3,000	41.34	−
Unvested at September 30, 2014	92,000	$43.66	3.6

8.	COMMITMENTS

From time to time the Company may be liable for claims against its portfolio companies.  We do not believe such claims would have a material impact on our results of operations and financial condition.

CSWC has agreed, subject to certain conditions, to invest up to $570,000 in two portfolio companies as of September 30, 2014

9.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and six months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Six Months Ended September 30,
Per Share Data	2014	2013	2014	2013
Investment income	$.05	$.06	$.10	$.13
Operating expenses	(.11)	(.13)	(.27)	(.28)
Income taxes	(.02)	(.01)	(.01)	(.01)
Net investment loss	(.08)	(.08)	(.18)	(.16)
Distributions from undistributed net investment income	–	–	(.10)	(.10)

Net realized gains	2.99	–	1.97	–
Net increase in unrealized appreciation of investment	(4.87)	2.99	(2.50)	3.67
Capital Share transactions:
Exercise of employee stock options	(.01)	–	(.01)	(.03)
Issuance of restricted stock*	(.41)	(.01)	(.38)	.02
Stock option expense	–	.01	.01	.01

Increase in net asset value	(2.38)	2.91	(1.19)	3.41
Net asset value
Beginning of period	51.17	43.80	49.98	43.30
End of period	$48.79	$46.71	$48.79	$46.71

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

Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Increase in net assets from operations” and consists of three elements.  The first is “Net investment income/loss,” which is the difference between income from interest, dividends and fees and our combined operating and interest expense, net of applicable income taxes.  The second element is “Net realized gain/loss on investments,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost, net of applicable income tax expense based on our tax year.  The third element is the “Net increase in unrealized appreciation of investments,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain on investments” and “Net increase in unrealized appreciation of investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

For the six months ended September 30, 2014, total investment income was $1,575,419, a $456,238, or 22.5%, decrease from total investment income of $2,031,657 for the six months ended September 30, 2013.  This decrease was primarily attributable to a decrease in interest income from PalletOne and i-Memories. PalletOne was sold in FY 2014 and we ceased accruing interest from i-Memories in the first quarter of the current year.

Our principal objective is to achieve capital appreciation. Therefore, a significant portion of our investment portfolio is structured to maximize the potential return from equity participation which typically provides minimal current yield in the form of interest or dividends.  We also earn interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the six months ended September 30, 2014 and 2013, the Company had interest income from temporary cash investments of $37,119 and $35,130, respectively.

The Company’s management fees, received primarily from its controlled affiliates, totaled $279,900 for both the six months ended September 30, 2014 and 2013.

During the three and six months ended September 30, 2014 and 2013, the Company recorded dividend income from the following sources:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Alamo Group, Inc.	$198,310	$198,310	$396,620	$396,571
Capitala Finance Corporation	50,810	–	50,810	–
Encore Wire Corporation	26,250	26,250	26,250	52,500
North American Energy Partners	–	–	1,190	–
The RectorSeal Corporation	240,000	240,000	480,000	480,000
TCI Holdings, Inc.	–	20,317	–	40,635
The Whitmore Manufacturing Company	60,000	60,000	120,000	120,000
	$575,370	$544,877	$1,074,870	$1,089,706

Due to the nature of our business, the majority of our operating expenses are related to employees’ and directors’ compensation, office expenses, legal, professional and accounting fees and pension benefit. Total operating expenses decreased by $431,497, or 9.6%, for the six months ended September 30, 2014 as compared to the six months ended September 30, 2013.  This decrease is primarily due to a decrease of $469,784 in compensation due principally to a decrease in phantom stock option accruals as well as forfeitures, a decrease of $156,853 in stock option expense, offset by an increase in net pension benefit of $227,747 due to an increase in the expected return on assets and in the discount rate and an increase of $228,566 in other professional fees.

Net Realized Gain (Loss) on Investments

During the six months ended September 30, 2014, we recognized a net realized gain of $30,679,890 from the following sources:

	Proceeds	Cost	Realized gain (loss)
Alamo Group, Inc.	$33,854,271	$183,674	$33,670,597
Capitala Finance Corporation	2,019,661	1,363,799	655,862
Cinatra Clean Technologies, Inc.	2,458,706	17,288,383	(14,829,677)
Discovery Alliance, LLC	139,713	1,315,000	(1,175,287)
Encore Wire Corporation	13,637,413	1,409,051	12,228,362
North American Energy Partners	588,577	236,986	351,591
StarTech Seed Fund II	75,706	75,706	-
Tristate Capital Holdings, Inc.	706,928	928,486	(221,558)
Total realized gain			$30,679,890

During the six months ended September 30, 2013, we received a capital gain dividend of $55,000 from Diamond State Venture, L.P.

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

Net Increase (Decrease) in Unrealized Appreciation of Investments

For the six months ended September 30, 2014, we recognized a decrease of $38,826,965 in net change in unrealized appreciation of investments. This decrease in unrealized appreciation is primarily attributable to Alamo Group, Inc. and Encore Wire Corporation; Alamo Group, Inc. decreased by $72,367,129 due to a decline in its stock price at September 30, 2014, as well as our recent disposition of 849,690 shares, which generated a net realized gain of $33,670,597; Encore Wire Corporation decreased by $26,692,007, due to a decrease in its stock price at September 30, 2014 and our recent sale of 355,650 shares, which generated a net realized gain of $12,228,362. These decreases are offset by The Rectorseal Corporation, Titanliner, Inc., and Media Recovery, Inc., which increased by $35,600,000, $5,636,999, and $2,000,000, respectively, due to increases in each entity’s earnings; In addition, Wellogix, Inc. increased by $1,875,000 due to the utilization of a market valuation approach this quarter.

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

Set forth in the following table are the significant increases and decreases in unrealized appreciation by our current portfolio companies:

	Six Months Ended September 30,
	2014	2013
Alamo Group, Inc.	$(72,367,129)	$30,200,783
Encore Wire Corporation	(26,692,007)	5,801,250
iMemories, Inc.	(1,660,002)	–
Instawares Holding Company	(2,879,000)	307,000
KBI Biopharma, Inc.	1,300,000	(100,000)
Media Recovery, Inc.	2,000,000	4,800,000
The RectorSeal Corporation	35,600,000	18,100,000
TitanLiner, Inc.	5,636,999	(1,239,000)
Wellogix, Inc.	1,875,000	–
The Whitmore Manufacturing Company.	900,000	2,500,000

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – September 30, 2014 and March 31, 2014.”

Financial Liquidity and Capital Resources

At September 30, 2014, the Company had cash and cash equivalents of approximately $123 million.  Funds may be transferred to the Company in the form of dividends from our controlled affiliates to the extent available.  Additionally, approximately $116.8 million of our September 30, 2014 investment portfolio is represented by unrestricted publicly traded securities and represents a potential source of liquidity.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the six months ended September 30, 2014 to the critical accounting policies or areas that involve the use of significant judgments or estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $3,269,000 at September 30, 2014, equivalent to 0.53% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

A portion of our investment portfolio consists of debt and equity securities of private companies.  We anticipate little or no effect on the values of these investments from modest changes in public market equity valuations.  Should significant changes in market valuations of comparable publicly traded companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments.  A portion of our investment portfolio also consists of unrestricted, freely marketable common stock of publicly traded companies.  These freely marketable investments, which are valued at the public market price, are directly exposed to equity price risks. A change in an issuer’s public market equity price would result in an identical change in the value of our investment in such security.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, have concluded that our current disclosure controls and procedures are effective as of September 30, 2014.

During the six months ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

We may, from time to time, be involved in material litigation arising out of our operations in the normal course of business or otherwise.  Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies.  We have no current or pending material legal proceedings to which we are party or to which any of our assets is subject.

Item 1A.	Risk Factors

There have been no material changes to our risk factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Item 6.	Exhibits

Exhibit No.	Description
10.1	First Amendment to the Capital Southwest Corporation 2009 Stock Incentive Plan
10.2	First Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan
10.3	Form of Restricted Stock Award Agreement under the 2010 Restricted Stock Award Plan, as amended
10.4	Form of Non-Qualified Stock Option Agreement under the 2009 Stock Incentive Plan, as amended
10.5	Form of Cash Incentive Award Agreement
31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act, filed herewith.
32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION

November 7, 2014	By:	/s/ Joseph B. Armes
Date		Joseph B. Armes Chairman of the Board President and Chief Executive Officer

November 7, 2014	By:	/s/ Kelly Tacke
Date		Kelly Tacke Chief Financial Officer