Form 10-Q
period 2014-12-31
CAPITAL SOUTHWEST CORP
filed 2015-02-06
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,543,332 shares of Common Stock, $0.25 par value, as of February 4, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	December 31, 2014	March 31, 2014
Assets	(Unaudited)
Investments at market or fair value:
Companies more than 25% owned: (Cost: December 31, 2014 - $12,396, March 31, 2014 - $13,711)	$459,076	$400,824
Companies 5% to 25% owned: (Cost: December 31, 2014 - $6,500, March 31, 2014 - $13,891)	6,952	218,480
Companies less than 5% owned: (Cost: December 31, 2014 - $51,907, March 31, 2014 - $71,365)	59,937	58,616
Total investments: (Cost: December 31, 2014 - $70,803, March 31, 2014 - $98,967)	525,965	677,920
Cash and cash equivalents	249,436	88,163
Receivables:
Dividends and interest	7,369	782
Affiliates	725	422
Income tax receivable	264	167
Pension assets	11,316	10,962
Other assets	838	278
Total assets	$795,913	$778,694
Liabilities
Other liabilities	$3,276	$3,263
Accrued restoration plan liability	3,047	3,103
Income taxes payable	54,370	-
Deferred income taxes	2,010	1,940
Total liabilities	62,703	8,306
Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued 17,882,844 shares at December 31, 2014 and 17,753,044 at March 31, 2014	4,471	4,438
Additional capital	297,752	195,767
Accumulated net investment (loss) gain	(238)	1,138
Accumulated net realized gain	-	14,029
Unrealized appreciation of investments	455,162	578,953
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	733,210	770,388
Total liabilities and net assets	$795,913	$778,694
Net asset value per share (15,543,332 shares outstanding at December 31, 2014 and 15,413,532 shares outstanding at March 31, 2014)	$47.17	$49.98

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Investment income:
Interest	$93	$147	$312	$766
Dividends	7,473	8,072	8,548	9,162
Management and other income	147	144	428	467
Total Investment income	7,713	8,363	9,288	10,395

Operating expenses:
Salaries	1,120	2,236	3,516	5,103
Stock option expense	95	(2)	287	347
Net pension (benefit) expense	(70)	45	(210)	132
Professional fees	1,413	251	2,054	664
Other operating expenses	675	273	1,661	1,064
	3,233	2,803	7,308	7,310
Income before income taxes	4,480	5,560	1,980	3,085
Income tax expense (benefit)	51	(700)	273	(782)

Net investment income	$4,429	$6,260	$1,707	$3,867

Proceeds from disposition of investments	$117,117	$-	$170,598	$55
Cost of investments sold	(5,888)	-	(28,689)	-
Net realized gain on investments before income tax	111,229	-	141,909	55

Net (decrease) increase in unrealized appreciation of investments	(84,964)	53,308	(123,791)	109,315

Net realized and unrealized gain on investments	26,265	53,308	18,118	109,370

Increase in net assets from operations	$30,694	$59,568	$19,825	$113,237

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Nine Months Ended	Nine Months Ended
	December 31, 2014	December 31, 2013
Operations:
Net investment income	$1,707	$3,867
Net realized gain on investments	141,909	55
Net (decrease)increase in unrealized appreciation of investments	(123,791)	109,315
Increase in net assets from operations	19,825	113,237
Distributions from:
Net investment income	(3,083)	(3,050)
Taxes incurred on deemed capital gain distributions	(54,370)	(3,787)
Capital share transactions:
Exercise of employee stock options	163	1,327
Stock option expense	287	347
(Decrease) increase in net assets	(37,178)	108,074
Net assets, beginning of period	770,388	659,777
Net assets, end of period	$733,210	$767,851

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Cash flows from operating activities
Increase in net assets from operations	$30,694	$59,568	$19,825	$113,237
Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds from disposition of investments	117,028	–	170,433	55
Return of capital on investments	89	–	165	–
Purchases of securities	(449)	(679)	(525)	(10,501)
Depreciation and amortization	21	5	29	16
Net pension (benefit) expense	(120)	44	(410)	132
Realized gain on investments before income tax	(111,229)	–	(141,909)	(55)
Taxes incurred on deemed capital gain distribution	(54,370)	(3,787)	(54,370)	(3,787)
Net decrease (increase)in unrealized appreciation of investments	84,964	(53,308)	123,791	(109,315)
Stock option expense	95	(2)	287	347
Increase in dividend and interest receivable	(7,096)	(7,881)	(6,587)	(7,901)
(Increase) decrease in receivables from affiliates	14,024	(136)	(303)	(365)
(Increase) decrease in income tax receivable	231	–	(97)	–
(Increase) decrease in other assets	(386)	(13)	(589)	31
Increase in taxes payable	54,370	4,110	54,370	4,110
Increase in other liabilities	279	1,295	13	724
Increase (decrease) in deferred income taxes	(180)	(1,024)	70	(1,055)
Net cash provided by (used in) operating activities	127,965	(1,808)	164,193	(14,327)
Cash flows from financing activities
Distributions from undistributed net investment income	(1,541)	(1,525)	(3,083)	(3,050)
Proceeds from exercise of employee stock options	62	868	163	1,327
Net cash used in financing activities	(1,479)	(657)	(2,920)	(1,723)
Net increase (decrease) in cash and cash equivalents	126,486	(2,465)	161,273	(16,050)
Cash and cash equivalents at beginning of period	122,950	68,182	88,163	81,767
Cash and cash equivalents at end of period	$249,436	$65,717	$249,436	$65,717

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	$ 3,000,000	$ 4,388,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,500,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares of Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2,366,000
¥ CAPSTAR HOLDINGS CORPORATION Dallas, Texas Acquire, hold and manage real estate for potential development and sale.	100%	500 shares of common stock (acquired 6-10-10) and 1,000,000 shares of preferred stock (acquired 12-17-12)	4,703,619	7,426,000
DEEPWATER CORROSION SERVICES, INC. Houston, Texas full-service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management.	31.1%	127,004 shares of Series A convertible preferred stock, convertible into 127,004 shares of common stock at $1.00 per shares (acquired 4-9-13)	8,000,000	6,856,000
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	23.3%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	–
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	–
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	18,000
		10% convertible notes, $880,000 principal due 7-31-14 (acquired 3-15-13)	880,000	52,000
		18% notes, $148,507 principal due 7-31-15 (acquired 11-3-14)	148,507	148,507
			6,414,986	218,507

¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.2%	3,846,154 Class D Convertible Preferred Stock (acquired 5-20-11)	5,000,000	475,000
KBI BIOPHARMA, INC. Durham, North Carolina Provides fully-integrated, outsourced drug development and bio-manufacturing services.	15.7%	10,298,592 shares of Series B-2 Convertible Preferred Stock, convertible into 10,298,592 shares of common stock at $0.49 per share (acquired 9-08-09)	5,000,000	11,500,000
		Warrants to purchase 94,510 shares of Series B preferred stock at $ 0.70 per share, acquired 1-26-12	-	-
			5,000,000	11,500,000
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares of Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	4,000,000
		4,000,002 shares of common stock (acquired 11-4-97)	4,615,000	20,000,000
			5,415,000	24,000,000
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares of common stock (acquired 1-5-73 and 3-31-73)	52,600	335,300,000
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	31.2%	217,038 shares of Series A Convertible Preferred Stock convertible into 217,038 shares of Series A Preferred Stock at $14.76 per share (acquired 6-29-12)	3,203,000	3,799,000
		7% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,747,000
		Warrants to purchase 122,239 shares of Series A Preferred Stock at $ 0.01 per share, expiring 12-31-22	-	2,140,000
			5,950,000	8,686,000

¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	28.7%	475,430 shares of Series B convertible Preferred Stock convertible into 475,430 shares of common stock at $8.41 per share(acquired 12-5-12)	4,000,000	7,200,000
		1,061,279 shares of Series A Convertible Preferred Stock, convertible into 1,061,279 shares of common stock at $4.71 per share (acquired 12-8-08 and 2-17-09)	5,000,000	12,300,000
			9,000,000	19,500,000
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	18.9%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.04 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	4,505,000
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares of common stock (acquired 8-31-79)	1,600,000	87,600,000
MISCELLANEOUS	–	Alamo Group Inc. ‡1,676 shares of common stock	-	81,185
	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 11-6-14)	2,634,790	3,564,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	5,071,514	4,375,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	433,403	231,999
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	16,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	108,000
	100%	¥ Humac Company 1,041,000 shares of common stock (acquired 1-31-75 and 12-31-75)	–	250,000
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	622,783	18,000
TOTAL INVESTMENTS			$ 70,802,510	$ 525,964,691

¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014
Company	Equity (a)	Investment (b)	Cost	Value (c)
*†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping and snow removal equipment for municipalities.	22.0%	‡2,831,300 shares of common stock (acquired 4-1-73 thru 5-09-13)	$ 2,190,937	$ 153,824,529
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	3,000,000	3,817,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,500,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares of Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	1,040,000
¥ CAPSTAR HOLDINGS CORPORATION Dallas, Texas Acquires holds and manages real estate for potential development and sale.	100%	500 shares of common stock (acquired 6-10-10) and 1,000,000 shares of preferred stock (acquired 12-17-12)	4,703,619	7,514,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	76.2%	12% subordinated secured promissory note, due 5-9-16 (acquired 5-19-10 thru 10-20-10)	779,278	1
		12% subordinated secured promissory note, due 5-9-17 (acquired 5-9-11 thru 10-26-11)	2,285,700	1
		12% subordinated secured promissory note, due 3-31-17 (acquired 9-9-11 and 10-26-11)	1,523,800	1
		10% subordinated secured promissory note, due 5-9-17 (acquired 7-14-08 thru 4-28-10)	921,588	1
		12% subordinated secured promissory note, due 10-31-17 (acquired 10-19-12)	499,997	1
		12% subordinated secured promissory note, due 9-30-14 (acquired 7-25-13)	1,157,850	1
		12% subordinated secured promissory note, due 9-30-14 (acquired 2-19-14)	152,394	1
		9,891,578 shares of Series A Convertible Preferred Stock, convertible into 9,891,578 shares of common stock at $1.00 per share (acquired 7-14-08 thru 3-15-14)	9,891,578	1
		Warrants to purchase 1,436,499 shares of common stock at $1.00 per share, expiring 10-31-2027 (acquired 5-9-11 thru 10-19-12)	–	–
			17,212,185	8

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

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
TRAX HOLDINGS, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the validation, accounting and payment of transportation-related invoices.	28.4%	475,430 shares of Series B convertible Preferred Stock convertible into 475,430 shares of common stock at $8.41 per share(acquired 12-5-12)	4,000,000	7,700,000
		1,061,279 shares of Series A Convertible Preferred Stock, convertible into 1,061,279 shares of common stock at $4.71 per share (acquired 12-8-08 and 2-17-09)	5,000,000	13,300,000
			9,000,000	21,000,000
*WELLOGIX, INC. Houston, Texas Formerly a developer and supporter of business process software used by the oil and gas industry.	19.0%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.04 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	25,000
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares of common stock (acquired 8-31-79)	1,600,000	88,500,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.2% limited partnership interest (acquired 8-4-08 thru 2-15-13)	2,334,790	3,167,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	6,000,000	5,385,000
	–	‡Capitala Finance Corporation 108,105 shares of common stock (acquired 9-25-13)	1,363,799	2,083,183
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	467,457	237,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	16,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	117,000
	100%	¥Humac Company 1,041,000 shares of common stock (acquired 1-31-75 and 12-31-75)	–	210,000
	–	†North American Energy Partners, Inc. 77,194 shares of common stock (acquired 8-20-12)	236,986	555,797
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	754,327	183,000
TOTAL INVESTMENTS			$ 98,966,994	$ 677,920,145

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities as defined in Note (b)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Schedule of Investments

a)	Equity

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

Unrestricted securities (indicated by ‡) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2014 and March 31, 2014, restricted securities represented approximately 100% and 67.5%, respectively, of the value of the consolidated investment portfolio.

Our investments are carried at fair value in accordance with the Investment Company Act of 1940 (the “1940 Act”) and FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  In accordance with the 1940 Act, unrestricted publicly traded securities, for which the market quotations are readily available, are valued at the closing sale price for the NYSE listed securities on the valuation date.  Privately held securities are valued as determined in good faith by the board of directors.

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

Partnership interests, preferred equity and common equity, including unrestricted marketable securities, are valued at the closing sale price for the NYSE listed securities on the valuation date. Privately held securities are valued as determined in good faith by the board of directors. The board of directors considers the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer’s securities; the values of similar securities issued by companies in similar businesses; and the proportion of the issuer’s securities owned by the Company. Investments in certain entities that calculate net asset value per share (or its equivalent) and for which fair market value is not readily determinable are valued using the net asset value per share (or its equivalent, such as member units or ownership interest in partners’ capital to which a proportionate share of net assets is attributed) of the investment.

Equity warrants are valued using the Black-Scholes model which defines the market value of a warrant in relation to the market price of the underlying common stock, share price volatility, and time to maturity.

(d)	Descriptions and ownership percentages

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

Organization

Capital Southwest Corporation (“CSWC”) is a publicly traded investment company.  Our investment interests are focused on acquisitions and investments in a broad range of industry segments. We were organized as a Texas corporation on April 19, 1961.  Until September 1969, CSWC operated as a licensee under the Small Business Investment Act of 1958.  At that time, we transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain assets and our license as a small business investment company ("SBIC").  CSVC is a closed-end, non-diversified investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).  Prior to March 30, 1988, CSWC was registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, CSWC elected to become a Business Development Company (“BDC”) subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980.  Because CSWC wholly owns CSVC, the portfolios of both CSWC and CSVC are referred to collectively as “our,” “we” and “us.”  Capital Southwest Management Company (“CSMC”), a wholly-owned subsidiary of CSWC, is the management company for CSWC and CSVC.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for its day-to-day operations.

Our portfolio primarily consists of private companies in which we have controlling interests and private companies in which we have minority interests.  We make available significant managerial assistance to the companies in which we invest and believe that providing managerial assistance to such investee companies is critical to their business development activities.  CSMC receives a monthly fixed fee for management services provided to certain of its controlled portfolio companies.

On December 2, 2014, CSWC announced that its board of directors had unanimously approved a plan to spin off certain of its controlled assets into a standalone publicly traded industrial growth company through a distribution to our shareholders of all of the shares of common stock of the new spin-off company (“Industrial Co.”) that would hold, directly or indirectly, the controlled assets.  CSWC anticipates that the Industrial Co. will be structured as a C corporation for tax purposes and operate as a diversified industrial growth company initially across two core industries: specialty chemicals and industrial products. Industrial Co. will focus on generating free cash flow by growing organically and through complementary and synergistic acquisitions.  Joseph B. Armes, chairman and chief executive officer of CSWC, will continue to serve as chairman of CSWC and is expected to become chairman and chief executive officer of Industrial Co. after the spin-off is completed.

Following the spin-off, CSWC anticipates that it will maintain operations as an internally-managed BDC and pursue a credit-focused investing strategy akin to similarly structured organizations. The business will continue to provide capital to middle-market companies. CSWC intends to primarily invest in debt securities, including senior “unitranche” debt, second lien and subordinated debt, and may also invest in preferred stock and common stock alongside its debt investments or through warrants.

CSWC will remain a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986. See Note 4 below for a discussion of CSWC’s status as an RIC.  CSWC’s chief investment officer, Bowen S. Diehl, is expected to become chief executive officer of CSWC after the spin-off is completed.

The spin-off is expected to be tax-free to shareholders and consummated by the end of the third quarter of 2015, however there can be no assurances regarding the ultimate timing of the transaction or that the transaction will be completed.  The spin-off will be contingent upon various conditions, including the approval of our shareholders, the receipt of an order of exemptive relief from the Securities and Exchange Commission, the effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission, receipt of a favorable opinion and/or ruling with respect to the tax-free nature of the transaction for federal income tax purposes, final approvals of the board of directors and other customary conditions.  On December 2, 2014, CSWC filed a request for exemptive relief with the Securities and Exchange Commission.  As of the date of this filing, CSWC has not received a response to this request.  In addition, as of the date of this filing, CSWC has not filed a Form 10 registration statement with the Securities and Exchange Commission.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  Under rules and regulations applicable to investment companies, we are precluded from consolidating any entity other than another investment company.  An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Accordingly, consolidated financial statements include CSMC, our management company, and all intercompany transactions have been eliminated.

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

Pursuant to our internal valuation process, each portfolio company is valued once a quarter.  In addition to our internal valuation process, our board of directors annually retains a nationally recognized firm to provide limited scope third party valuation services on certain portfolio investments.  Our board of directors retained Duff & Phelps to provide limited scope third party valuation services on three investments comprising 57.3% of our net asset value at March 31, 2014.

We believe our investments at December 31, 2014 and March 31, 2014 approximate fair value as of those dates based on the markets in which we operate and other conditions in existence at those reporting periods.

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

Federal Income Taxes. CSWC and CSVC have elected and intend to comply with the requirements of the Internal Revenue Code (“IRC”) necessary to qualify as regulated investment companies, or RICs.  By meeting these requirements, they will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to comply as a RIC, each company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the IRC, each year.  Investment company taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Investment company taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in investment company taxable income until they are realized.

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. During the nine months ended December 31, 2014, we did not distribute any capital gain dividends to our shareholders. When we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35%. As an investment company that qualifies as a RIC under the IRC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 4 for further discussion.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate of 35%.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the three and nine months ended December 31, 2014 and 2013.

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

Retirement Plans. We record annual amounts relating to the pension plans based on calculations and various actuarial assumptions. Material changes in pension costs could occur due to changes in the discount rate, the expected long-term rate of return, mortality tables, and the level of contributions to the plans and other factors.  The funded status of the qualified plan is the difference between the fair value of plan assets and the benefit obligation.  We recognize changes in the funded status of the qualified plan in the Statement of Assets and Liabilities in the year in which the changes occur and measure its assets and obligations as of the date of the employer’s fiscal year-end. In addition, CSWC also sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan that provides for the payment, upon retirement, of the difference between the maximum annual payment permissible under the qualified retirement plan pursuant to Federal limitations and the amount which would otherwise have been payable under the qualified plan. We presently use March 31 as the measurement date for retirement plans.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC.  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. We use Level 1 inputs for publicly traded unrestricted securities. Such investments are valued at the closing price for NYSE listed securities on the valuation date.

•	Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data. We did not value any of our investments using Level 2 inputs as of December 31, 2014 and March 31, 2014.

•	Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment. We used Level 3 inputs for measuring the fair value of approximately 100% and 67.5% of our investments as of December 31, 2014 and March 31, 2014, respectively. See “Notes to Consolidated Schedule of Investments” (c) on page 16 for the investment policy used to determine the fair value of these investments.

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

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company to value our Level 3 investments as of December 31, 2014 and March 31, 2014. Unobservable inputs are those inputs for which little or no market data exists and therefore require an entity to develop its own assumptions. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value

Type	Valuation Technique	Fair Value at 12/31/2014 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$476.4	EBITDA Multiple	0.37x – 7.75	x	7.07	x
	Market Approach	19.5	Revenue Multiple	2.50	x	2.50	x
	Market Approach	11.9	Cash and Asset Value	NA		NA
	Market Approach	4.4	Multiple of Tangible Book Value	1.70	x	1.70	x
	Market Approach	0.3	Market Value of Held Securities	NA		NA
		512.5
Warrants	Black Scholes Pricing Model	2.1	Stock Price	$0.00-$17.51		$17.51
Debt	Market Approach	2.8	Face Value	NA		NA
	Liquidation Value	0.2	Cash and Asset Value	NA		NA
		3.0
Partnership Interests	Net Asset Value	8.3	Fund Value	NA		NA
	Total	$525.9

Type	Valuation Technique	Fair Value at 3/31/2014 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$404.1	EBITDA Multiple	3.50x – 7.78	x	7.00	x
	Market Approach	22.0	Revenue Multiple	1.53x – 2.50	x	2.46	x
	Market Approach	8.0	Recent Transaction Price	NA		NA
	Market Approach	7.6	Cash and Asset Value	NA		NA
	Market Approach	3.8	Multiple of Tangible Book Value	1.54	x	1.54	x
	Market Approach	0.2	Market Value of Held Securities	NA		NA
		445.7
Debt	Discounted Cash Flow	1.5	Discount Rate	11.69%		11.69%
	Recent Transaction Price	1.2	Recent Transaction Price	NA		NA
Partnership Interests		2.7
	Net Asset Value	9.5	Fund Value	NA		NA
	Total	$457.9

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2014 and March 31, 2014 (in millions):

		Fair Value Measurements at December 31, 2014 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$3.0	$	−	$	−	$3.0
Partnership Interests	8.3		−		−	8.3
Preferred Equity	54.6		−		−	54.6
Common Equity	458.0		0.1		−	457.9
Warrants	2.1		−		−	2.1
Total Investments	$526.0		$0.1	$	−	$525.9

		Fair Value Measurements at March 31, 2014 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$2.7	$	−	$	−	$2.7
Partnership Interests	9.5		−		−	9.5
Preferred Equity	47.0		−		−	47.0
Common Equity	618.7		220.0		−	398.7
Total Investments	$677.9		$220.0	$	−	$457.9

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2014 (in millions):

	Fair Value 3/31/14	Net Unrealized Appreciation (Depreciation)	New Investments	Divestitures		Distributions		Fair Value at 12/31/2014
Debt	$2.7	$0.1	$0.2	$	−	$	−	$3.0
Partnership Interests	9.5	−	0.3		(1.4)		(0.1)	8.3
Warrants	−	2.1	−		−		−	2.1
Preferred Equity	47.0	7.6	−		−		−	54.6
Common Equity	398.7	59.2	−		−		−	457.9
Total Investments	$457.9	$69.0	$0.5		$(1.4)		$(0.1)	$525.9

4.	INCOME TAXES

We operate to qualify as a RIC under Subchapter M of the IRC and have a tax year end of December 31.  In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable income, as defined by the IRC, to our shareholders in a timely manner.  Investment company income generally includes net short-term capital gains but excludes net long-term capital gains.  A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that is distributed to its shareholders, including “deemed distributions” discussed below.  As permitted by the Code, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders.  For the tax years ended December 31, 2014 and 2013, we declared and paid ordinary dividends in the amounts of $3,082,911 and $3,049,614, respectively.

Additionally, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year. For the tax years ended December 31, 2014 and 2013, we distributed 100% of our investment company ordinary taxable income.  As a result, we have made no tax provisions for income taxes on ordinary taxable income for the tax years ended December 31, 2014 and 2013.

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

For the nine months ended December 31, 2014, we had long-term capital gains of $141,909,237 for book purposes. For the twelve months ended December 31, 2014, we  had long-term capital gains of $155,342,875 for tax purposes, which we elected to retain and treat as deemed distributions to our shareholders.

During our tax year ended December 31, 2013, we sold 9,317,310 shares of common stock of Heelys, Inc. to Sequential Brands Group, Inc. and generated cash proceeds of $20,963,948 and a capital gain of $20,861,458. Subsequently, we distributed and paid $0.69 per share or $10,474,932 of Heely’s gain to our shareholders on March 28, 2013. For the nine months ended December 31, 2013, we had net long-term capital gains of $10,491,526 for book purposes. For the twelve months ended December 31, 2013, we had net long-term capital gains of $10,819,079 for tax purposes, which we elected to retain and treat as deemed distributions to our shareholders.

In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $54,370,006 for the tax year ended December 31, 2014. For the tax year ended December 31, 2013, we incurred federal taxes on behalf of our shareholders in the amount of $3,786,678.

For the tax years ended December 31, 2014 and 2013, CSWC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as RICs in future years.  Management feels it is probable that we will maintain our RIC status for a period longer than one year.  However, either company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by such company.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate.  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain wholly-owned portfolio companies.  In addition, CSMC records phantom stock option and bonus accruals on a quarterly basis. Deferred taxes related to the qualified defined benefit pension plan and phantom stock option and bonus accruals are recorded as incurred. As of December 31, 2014 and March 31, 2014, CSMC has a deferred tax liability of $2,009,273 and $1,940,009, respectively.

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. We had $155,938,324 and $14,029,087 of accumulated long term capital gains, as of December 31, 2014 and March 31, 2014, respectively. In accordance with the RIC rules, we elected to retain our long-term capital gains for the tax year ended December 31, 2014, incur the applicable income taxes of $54,370,006, and designate the after-tax gain as “deemed distributions” to shareholders. “Deemed distributions” are reclassified from accumulated net realized gains into additional paid in capital at the end of December.

6.	EXECUTIVE COMPENSATION PLAN

On August 28, 2014, our Board of Directors adopted an executive compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to executive officers of the Company. The plan is intended to align the compensation of the Company’s executive officers with the Company’s key strategic objective of increasing the market value of the Company’s shares through a transformative transaction for the benefit of the Company’s shareholders. Under the plan, Joseph B. Armes, Chief Executive Officer, Kelly Tacke, Chief Financial Officer, and Bowen S. Diehl, Chief Investment Officer, will receive an amount equal to six percent of the aggregate appreciation in the Company’s share price from August 28, 2014 (using a base price of $36.16 per share) to the date of the transformative transaction (such transaction, the “Trigger Event,” the transaction date, the “Trigger Event Date” and such payment amount, the “Total Payout Amount”).  The value accretion will include the value of any distributions to the Company shareholders, including any capital stock spun-off to the Company shareholders.  As to any payout up to $22.5 million, one-third of the payout will be allocated to each such officer, with any payout in excess of $22.5 million to be allocated as follows: Mr. Armes-- 50%, Ms. Tacke--25% and Mr. Diehl--25%.  The initial plan component consists of nonqualified options awarded to purchase 259,000 shares of common stock at an exercise price of $36.60 per share. The second plan component consists of awards of 127,000 shares of restricted stock, which have voting rights but do not have cash dividend rights. The final plan component consists of cash incentive payments awarded to each of Mr. Armes, Ms. Tacke and Mr. Diehl in an amount equal to the excess of each awardee’s allocable portion of the Total Payment Amount over the aggregate value as of the Trigger Event Date of the awardee’s restricted common stock and nonqualified option awards under the plan.  The awards shall vest and be exercisable as follows: (i) 1/3 on the Trigger Event Date; (ii) 1/3 on the first anniversary of the Trigger Event Date; and (iii) 1/3 on the second anniversary of the Trigger Event Date. Entitlement to such awards is conditioned on the awardee remaining in the employment of the Company or its subsidiaries on the vesting date, or in the event the employment of the awardee is transferred to a Company subsidiary spun-off to the Company’s shareholders, continuing employment by such spun-off subsidiary. The Company, however, reserves the right, in its sole discretion, to terminate the cash incentive award or to reduce the amount payable thereunder at any time prior to the Trigger Event Date.

7.	STOCK BASED COMPENSATION PLANS

Stock Options

On July 20, 2009, shareholders approved our 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options to employees and officers  and authorizes the issuance of common stock upon exercise of such options for up to 560,000 shares.  All options are granted at or above market price, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.  Options to purchase 155,000 shares at $19.19 per share were granted on October 19, 2009. Additionally, options to purchase 80,000 shares at $23.95 per share were granted on March 22, 2010, options to purchase 60,000 shares at $22.05 per share were granted on July 19, 2010 and options to purchase 40,000 shares at $24.23 per share were granted on July 18, 2011. Options to purchase 30,000 shares at $37.02 per share, 25,000 shares at $33.52 and 30,000 shares at $34.91 were granted on July 15, 2013, January 20, 2014 and March 17, 2014, respectively.

On August 28, 2014, our Board of Directors amended the 2009 Plan, as permitted pursuant to Section 18 of the 2009 Plan (the “First Amendment to the 2009 Plan”).  The First Amendment to the 2009 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. In addition, on August 28, 2014, options to purchase 259,000 shares at $36.60 per share were granted under the 2009 Plan, as amended. These options will not begin to be exercisable or vest until the occurrence of a Trigger Event as described in Note 6 above. At December 31, 2014, there are options to acquire 372,000 shares of common stock outstanding and options to acquire 4,000 shares of common stock available for grant under the 2009 Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously granted under our 1999 Plan and outstanding on July 20, 2009 continue in effect and are governed by the provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at market price on the date of grant, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. At December 31, 2014, there are options to acquire 38,000 shares of common stock outstanding under the 1999 Plan.

We recognize compensation cost over the straight-line method for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Share-based compensation cost for stock options is measured based on the closing fair market value of our Company’s common stock on the date of the grant.  Accordingly, for the quarters ended December 31, 2014 and 2013, we recognized stock option compensation expense of $58,623 and $8,044, respectively. For the nine months ended December 31, 2014 and 2013, we recognized stock option compensation expense of $185,834 and $283,341, respectively.  We have not recognized any compensation expense related to the 259,000 options granted on August 28, 2014 as these options are subject to a contingent vesting mechanism.

As of December 31, 2014, the total remaining unrecognized compensation cost related to non-vested stock options was $661,569, which will be amortized over the weighted-average vesting period of approximately 2.4 years.

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

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of December 31, 2014:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2012	335,000	$21.44
Granted	–	–
Exercised	(108,092)	19.96
Canceled/Forfeited	(56,000)	21.44
Balance at March 31, 2013	170,908	22.37
Granted	85,000	35.25
Exercised	(69,108)	22.27
Canceled/Forfeited	(63,000)	22.08
Balance at March 31, 2014	123,800	31.40
Granted	259,000¹	36.60
Exercised	(6,800)	23.95
Canceled/Forfeited	(4,000)	23.95
Balance at December 31, 2014	372,000	$35.24
1999 Plan
Balance at March 31, 2012	380,000	28.41
Granted	–	–
Exercised	(76,420)	23.83
Canceled/Forfeited	(57,580)	27.79
Balance at March 31, 2013	246,000	33.00
Granted	–	–
Exercised	(108,000)	30.37
Canceled/Forfeited	(100,000)	38.25
Balance at March 31, 2014	38,000	$26.68
Granted	–	–
Exercised	–	–
Canceled/Forfeited	–	–
Balance at December 31, 2014	38,000	26.68
Combined Balance at December 31, 2014	410,000	$34.44
¹See Note 6.

December 31, 2014	Weighted Average Aggregate Intrinsic Remaining Contractual Term	Value*
Outstanding	2.4 years	$1,219,407
Exercisable	0.6 years	$419,980

* Excludes August 28, 2014 grant of options to purchase 259,000 shares of common stock at an exercise price of $36.60 as these options will not begin to be exercisable until the occurrence of a transformative transaction intended to increase the market value of the Company’s equity for the benefit of shareholders and cannot be modeled under the Black-Scholes pricing model at this time.

           At December 31, 2014, the range of exercise prices was $19.19 to $37.02 and the weighted-average remaining contractual life of outstanding options was 2.4 years, excluding the 259,000 shares of non-vested stock options which do not have a set vesting period. The total number of shares of common stock exercisable under both the 2009 Plan and the 1999 Plan at December 31, 2014, was 56,000 shares with a weighted-average exercise price of $26.65. During the quarter ended December 31, 2014, 2,600 options were exercised. During the quarter ended December 31, 2013, 47,000 options were forfeited and 51,720 options were exercised.

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (“2010 Plan”), our Board of Directors reserved for issuance to certain key employees 188,000 shares of restricted stock. A restricted stock award is an award of shares of our common stock, which generally have full voting and dividend rights but are restricted with regard to sale or transfer.  Unless otherwise specified in the award agreement, the restrictions lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock grants and are subject to forfeiture if employment terminates prior to these restrictions lapsing. Unless otherwise specified in the award agreement, these shares vest in equal annual installments over a five-year period from the grant date and are expensed over the five-year vesting period starting on the grant date. On January 16, 2012, the Board of Directors granted 38,600 shares of restricted stock to key employees of the Company. On January 22, 2013, the Board of Directors granted 8,000 shares of restricted stock to officers of the Company. On July 15, 2013, The Board of Directors granted 5,000 shares of restricted stock to a key officer of the Company. On January 20, 2014, the Board of Directors granted 4,800 shares of restricted stock to key employees of the Company. On March 17, 2014, the Board of Directors granted 5,000 shares of restricted stock to a key employee of the Company.

On August 28, 2014, our Board of Directors amended the 2010 Plan, as permitted pursuant to Section 14 of the 2010 Plan (the “First Amendment to the 2010 Plan”).  The First Amendment to the 2010 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. In addition, on August 28, 2014, the Board of Directors granted 127,000 shares of restricted stock under the 2010 Plan, as amended. These restricted stock awards will not begin to vest until the occurrence of a Trigger Event described in Note 6 above.

The following table summarizes the restricted stock available for issuance as of December 31, 2014:

Restricted stock available for issuance as of March 31, 2014	154,240
Restricted stock granted during the nine months ended December 31, 2014	(127,000	)¹
Restricted stock forfeited during the nine months ended December 31, 2014	4,000
Restricted stock available for issuance as of December 31, 2014	31,240

¹See Note 6.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the vesting period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant. For the quarters ended December 31, 2014 and 2013, we recognized total share based compensation expense of $36,001 and ($9,930), respectively, related to the restricted stock issued to our employees and officers. For the nine months ended December 31, 2014 and 2013, we recognized restricted stock compensation expense of $101,214 and $64,050, respectively. We have not recognized any compensation expense related to the 127,000 restricted stock awards granted on August 28, 2014 as these awards are subject to a contingent vesting mechanism.

As of December 31, 2014, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $499,184, which will be amortized over the weighted-average vesting period of approximately 3.5 years, excluding the 127,000 shares of non-vested restricted stock which do not have a set vesting period.

The following table summarizes the restricted stock outstanding as of December 31, 2014:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2014	24,680	$30.30	4.1
Granted	127,000¹	36.60	NA²
Vested	−	−	−
Forfeited	(4,000)	22.98	−
Unvested at December 31, 2014	147,680	$31.45	3.5

¹See Note 6.
² The 127,000 shares of restricted stock granted on August 28, 2014 will not begin to vest until the occurrence of a transformative transaction intended to increase the market value of the Company’s equity for the benefit of shareholders.

Phantom Stock Plan

        On January 16, 2012, our Board of Directors approved the issuance of 104,000 phantom stock options at an exercise price of $36.74 (Net Asset Value at December 31, 2011) pursuant to the Capital Southwest Corporation Phantom Stock Option Plan to provide deferred compensation to certain key employees. On January 22, 2013, the Board of Directors granted 16,200 shares of phantom stock options at an exercise price of $41.34 per share (Net Asset Value at December 31, 2012) to officers of the Company.  On July 15, 2013, the Board of Directors granted 24,000 shares of phantom stock options at an exercise price of $43.80 per share (Net Asset Value at June 30, 2013) to a key officer of the Company. Additionally, the Board of Directors granted 38,000 shares of phantom stock options at an exercise price of $50.25 per share (Net Asset Value at December 31, 2013) to several key employees of the Company in January 2014 and March 2014. Under the plan, awards vest on the fifth anniversary of the award date. Upon exercise of the phantom option, a cash payment in an amount for each phantom share equal to estimated fair market value minus the phantom option exercise price, adjusted for capital gain dividends declared, will be distributed to plan participants. The estimated liability for phantom stock awards was $483,225 as of December 31, 2014.

There were no phantom stock options granted during the nine months ended December 31, 2014.

Phantom Stock Awards	Number of Shares	Weighted Average Grant Price Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2014	95,000	$43.59	4.1
Granted	−	−	−
Vested	10,000	36.74	−
Forfeited or expired	3,000	41.34	−
Unvested at December 31, 2014	82,000	$44.51	3.2

8.	COMMITMENTS

From time to time the Company may be liable for claims against its portfolio companies.  We do not believe such claims would have a material impact on our results of operations and financial condition.

CSWC has agreed, subject to certain conditions, to invest up to $270,000 in one portfolio company as of December 31, 2014.

9.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and nine months ended December 31, 2014 and 2013.

	Three Months Ended December 31		Nine Months Ended December 31
Per Share Data	2014	2013	2014	2013
Investment income	$.50	$.55	$.60	$.68
Operating expenses	(.21)	(.18)	(.48)	(.48)
Income taxes	(.01)	.04	(.01)	.05
Net investment income	.28	.41	.11	.25
Distributions from undistributed net investment income	(.10)	(.10)	(.20)	(.20)
Net realized gain/(loss) net of tax	3.66	(.25)	5.63	(.25)
Net increase (decrease) in unrealized appreciation of investments	(5.47)	3.49	(7.96)	7.16
Dividends from capital gains	–	–	–	–
Exercise of employee stock options	–	(.04)	(.01)	(.07)
Stock option expense	.01	–	.02	.02
Forfeiture (Issuance) of restricted stock*	–	.03	(.40)	.04

Increase (decrease) in net asset value	(1.62)	3.54	(2.81)	6.95
Net asset value
Beginning of period	48.79	46.71	49.98	43.30
End of period	$47.17	$50.25	$47.17	$50.25

*Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

Item 2. –	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included under Item 1 of this report and the audited financial statements and the notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the fiscal year ended March 31, 2014 (the “Form 10-K”).

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us”, “our” and the “Company” refers to both Capital Southwest Corporation (“CSWC”) and its wholly-owned subsidiary, Capital Southwest Venture Corporation.

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect the Company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

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

Industrial Co. Spin-off

On December 2, 2014, CSWC announced that its Board of Directors had unanimously approved a plan to spin off certain of its controlled assets into a standalone publicly traded industrial growth company through a distribution to our shareholders of all of the shares of common stock of the new spin-off company (“Industrial Co.”) that would hold, directly or indirectly, the controlled assets.  CSWC anticipates that the Industrial Co. will be structured as a C corporation for tax purposes and operate as a diversified industrial growth company initially across two core industries: specialty chemicals and industrial products. Industrial Co. will focus on generating free cash flow by growing organically and through complementary and synergistic acquisitions.  Joseph B. Armes, chairman and chief executive officer of CSWC, will continue to serve as chairman of CSWC and is expected to become chairman and chief executive officer of Industrial Co. after the spin-off is completed.

Following the spin-off, the Company anticipates that it will maintain operations as an internally-managed BDC and pursue a credit-focused investing strategy akin to similarly structured organizations. The business will continue to provide capital to middle-market companies. The Company intends to primarily invest in debt securities, including senior “unitranche” debt, second lien and subordinated debt, and may also invest in preferred stock and common stock alongside its debt investments or through warrants.

The Company will remain a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986. See Note 4 to the notes to the unaudited consolidated financial statements included under Item 1 of this report for a discussion of the Company’s status as an RIC.  The Company’s chief investment officer, Bowen S. Diehl, is expected to become chief executive officer of the Company after the spin-off is completed.

The spin-off is expected to be tax-free to shareholders and consummated by the end of the third quarter of 2015, however there can be no assurances regarding the ultimate timing of the transaction or that the transaction will be completed.  The spin-off will be contingent upon various conditions, including the approval of our shareholders, the receipt of an order of exemptive relief from the Securities and Exchange Commission, the effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission, receipt of a favorable opinion and/or ruling with respect to the tax-free nature of the transaction for federal income tax purposes, final approvals of the Board of Directors and other customary conditions.  On December 2, 2014, the Company filed a request for exemptive relief with the Securities and Exchange Commission.  As of the date of this filing, the Company has not received a response to this request.  In addition, as of the date of this filing, the Company has not filed a Form 10 registration statement with the Securities and Exchange Commission.  See also Part II: Item 1A “Risk Factors.”

Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Increase in net assets from operations” and consists of three elements.  The first is “Net investment income” which is the difference between total investment income (consisting of income from interest, dividends and management and other fees) and our combined operating and interest expense, net of applicable income tax expense based on our tax year. The second element is “Net realized gain on investments,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost, net of applicable income tax expense based on our tax year. The third element is the “Net increase/decrease in unrealized appreciation of investments,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain/loss on investments” and “Net increase/decrease in unrealized appreciation of investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

Total investment income consisted of dividend income, interest income, management fees and other income for each of the nine months ended December 31, 2014 and December 31, 2013. For the nine months ended December 31, 2014, total investment income was $9,288,551, a $1,106,575, or 10.65%, decrease from total investment income of $10,395,126 for the nine months ended December 31, 2013.  Interest income from portfolio companies decreased by $472,388, or 66.1% from $715,040 for the nine months ended December 31, 2013 to $242,652 for the nine months ended December 31, 2014. PalletOne was sold in March 2014 and we ceased accruing interest from i-Memories at the beginning of the year. Interest income from temporary cash investments increased by $18,279 or 35.3% from $51,729 for nine months ended December 31, 2014 to $70,008 for the nine months ended December 31, 2013.

The Company’s management fees, received primarily from its controlled affiliates, totaled $419,850 for both the nine months ended December 31, 2014 and 2013.

During the three and nine months ended December 31, 2014 and 2013, the Company recorded dividend income from the following sources:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Alamo Group, Inc.	$138,832	$198,311	$535,452	$594,882
Capitala Finance Corporation	15,310	50,809	66,120	50,809
CapStar Holdings Corp	-	350,000	-	350,000
Encore Wire Corporation	19,138	52,500	45,388	105,000
North American Energy Partners	–	–	1,190	–
The RectorSeal Corporation	7,240,000	6,200,000	7,720,000	6,680,000
TCI Holdings, Inc.	–	20,318	–	60,953
The Whitmore Manufacturing Company	60,000	1,200,000	180,000	1,320,000
	$7,473,279	$8,071,938	$8,548,150	$9,161,644

Due to the nature of our business, the majority of our operating expenses are related to employees’ and directors’ compensation, office expenses, legal, professional and accounting fees and pension benefit. Total operating expenses did not materially change  for the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013.  Salary expense decreased by $1,586,510 due to a decrease of approximately $720,000 in phantom stock option expense and approximately $715,000 relating to certain staffing changes in the prior year. The salary expense decrease was offset by an increase in professional fees of  $1,389,000 primarily due to legal fees incurred related to Alamo Group’s secondary offering and the review of strategic alternatives in the current year.

Net Realized Gain (Loss) on Investments

During the nine months ended December 31, 2014, we recognized a net realized gain of $141,909,237 consisting of the difference between $170,598,426 of proceeds from disposition of investments and $28,689,189 cost from investments derived from the following sources:

	Proceeds	Cost	Realized gain (loss)
Alamo Group, Inc.	$114,975,105	$2,190,937	$112,784,168
Capitala Finance Corporation	2,019,661	1,363,799	655,862
Capital South Partners Fund III	34,054	34,054	-
Cinatra Clean Technologies, Inc.	2,458,706	17,288,383	(14,829,677)
Discovery Alliance, LLC	139,713	1,315,000	(1,175,287)
Encore Wire Corporation	49,544,138	5,200,000	44,344,138
North American Energy Partners	588,577	236,986	351,591
StarTech Seed Fund II	131,544	131,544	-
Tristate Capital Holdings, Inc.	706,928	928,486	(221,558)
Total realized gain	$170,598,426	$28,689,189	$141,909,237

During the nine months ended December 31, 2013, we received a capital gain dividend of $55,000 from Diamond State Venture, L.P.

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

Net Increase(Decrease) in Unrealized Appreciation of Investments

For the nine months ended December 31, 2014, we recognized a decrease of $123,790,970 in the net change in unrealized appreciation of investments, of which $192,854,050 of the decrease is related to investments sold during the year and offset by a $69,063,080 increase in unrealized appreciation for assets still held at December 31, 2014. This decrease in unrealized appreciation is primarily attributable to the sale of 2,831,300 shares of Alamo Group, Inc. via a share buy-back transaction with the Company and a secondary offering which generated a net realized gain of $112,784,168; the sale of our entire holdings of Encore Wire Corporation stock, which generated a net realized gain of $44,344,138. In addition, Instawares Holding Company, LLC, iMemories, Inc., Trax Holdings, Inc. and Deepwater Corrosion Services, Inc. decreased by $2,879,000, $2,112,002, $1,500,000, and $1,144,000, respectively, due to each entity’s under performance in their respective markets. These decreases are offset by The Rectorseal Corporation, Titanliner, Inc., and KBI Biopharma, Inc., which increased by $59,500,000, $7,166,999, and $4,500,000, respectively, due to increases in each entity’s earnings, several add-on acquisitions and increases in valuation multiples based on market changes. Additionally, Wellogix, Inc. and Boxx Tehcnologies, Inc. increased by $4,480,000 and $1,326,000 respectively due to the utilization of a market valuation approach for these two companies.

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

Set forth in the following table are the ten most significant increases and decreases in unrealized appreciation by our current portfolio companies:

	Nine Months Ended December 31,
	2014	2013
The RectorSeal Corporation	59,500,000	19,000,000
TitanLiner, Inc.	7,166,999	(3,414,000)
KBI Biopharma, Inc.	4,500,000	1,700,000
Wellogix, Inc.	4,480,000	-
Boxx Technologies, Inc.	1,326,000	(220,000)
Instawares Holding Company, LLC	(2,879,000)	(2,323,000)
iMemories, Inc.	(2,112,002)	-
Trax Holdings, Inc.	(1,500,000)	1,900,000
Deepwater Corrosion Services, Inc.	(1,144,000)	-
The Whitmore Manufacturing Company	(900,000)	2,500,000

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – December 31, 2014(unaudited) and March 31, 2014.”

Financial Liquidity and Capital Resources

At December 31, 2014, the Company had cash and cash equivalents of approximately $249 million.  Funds may be transferred to the Company in the form of dividends from our controlled affiliates to the extent available.

            Management believes that the Company’s cash and cash equivalents and cash available from other sources described above are adequate to meet its expected requirements.

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the nine months ended December 31, 2014 to the critical accounting policies or areas that involve the use of significant judgments or estimates we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $2,965,507 at December 31, 2014, equivalent to 0.56% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, have concluded that our current disclosure controls and procedures are effective as of December 31, 2014.

During the nine months ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the risk factor below and the other information in this report on Form 10-Q, the risk factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 are some of the factors that could materially affect our business, financial condition or future result:

The proposed spin-off is contingent upon the satisfaction of a number of conditions, may not be completed in the expected time frame or at all, may require significant time and attention of our management, may not receive the expected tax treatment or achieve the intended results or benefits, and any difficulties in connection with the spin-off could have an adverse effect on us.

We plan to pursue a spin-off of certain of our control assets into a standalone publicly traded industrial growth company through a distribution to our shareholders of all of the shares of common stock of a subsidiary that would hold, directly or indirectly, the control assets.  The spin-off will be contingent upon various conditions, including the approval of our shareholders, the receipt of an order of exemptive relief from the Securities and Exchange Commission, the effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission, receipt of a favorable opinion and/or ruling with respect to the tax-free nature of the transaction for federal income tax purposes, final approvals of the Board of Directors and other customary conditions.  For these and other reasons, the spin-off may not be completed in the anticipated time frame or at all.  Additionally, execution of the proposed spin-off will likely require significant time and attention of our management, which could distract management from the operation of our business and the execution of our other strategic initiatives.  Further, if the spin-off is completed, it may not achieve the intended results or benefits.  Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

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

CAPITAL SOUTHWEST CORPORATION

February 6, 2015	By:	/s/ Joseph B. Armes
Date		Joseph B. Armes
Chairman of the Board
President and Chief Executive Officer

February 6, 2015	By:	/s/ Kelly Tacke
Date		Kelly Tacke
Chief Financial Officer