Form 10-K
period 2015-03-31
CAPITAL SOUTHWEST CORP
filed 2015-06-03
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number: 814-00061

CAPITAL SOUTHWEST CORPORATION
(Exact name of registrant as specified in its charter)

Texas	75-1072796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Lyndon B Johnson Freeway, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (972) 233-8242

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.25 par value per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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
YES ☐ NO ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2014 was $475,843,123 based on the last sale price of such stock as quoted by The Nasdaq Stock Market on such date.

The number of shares of common stock, $0.25 par value per share, outstanding as of June 1, 2015 was 15,583,332.

Documents Incorporated by Reference
Proxy Statement for Annual Meeting of Shareholders to be held August 4, 2015 is incorporated by reference in this Annual Report on Form 10-K in response to Part III.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations.  Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements contained in this Annual Report include statements as to:

•	our future operating results;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	our business prospects and the prospects of our existing and prospective portfolio companies;
•	our contractual arrangements and other relationships with third parties;
•	our ability to recover unrealized losses;
•	our regulatory structure and tax treatment;
•	our ability to operate as a business development company and a regulated investment company, including the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;
•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;
•	the return or impact of current and future investments;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of fluctuations in interest rates on our business;
•	market conditions and our ability to access additional capital;
•	the timing, form and amount of any dividend distributions; and
•	our ability to complete the anticipated spin-off on time or at all.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under “Risk Factors” in Item 1A.  We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law.

PART I

Item 1.	Business

Overview

Capital Southwest Corporation (“CSWC”) is a publicly traded investment company. Our investment interests are focused on acquisitions and investments in a broad range of industry segments. We were organized as a Texas corporation on April 19, 1961.  Until September 1969, we operated a small business investment company (“SBIC”) licensed under the Small Business Investment Act of 1958.  At that time, CSWC transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain assets including our license as a "SBIC”.  CSVC is a closed-end, non-diversified investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act").  Prior to March 30, 1988, CSWC was registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, we elected to be treated as a business development company ("BDC") subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980. In order to remain a BDC, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur. We are also a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986 (the “Code”). As such, we are not required to pay corporate-level income tax on our investment income. We intend to maintain our RIC status, which requires that we qualify annually as a RIC by meeting certain specified requirements.   Because CSWC wholly owns CSVC, the portfolios of CSWC and CSVC are referred to collectively as "our," "we" and "us."  Capital Southwest Management Company ("CSMC"), a wholly-owned subsidiary of CSWC, is the management company for CSWC and CSVC.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for day-to-day operations.

Portfolio

Our portfolio primarily consists of private companies in which we have controlling interests and private companies in which we hold either a minority interest or a debt security.  We make available significant managerial assistance to certain companies in which we invest when we believe that providing managerial assistance to such investee companies is critical to their success.

Our seven largest investments, as determined by the value of each investment, had a combined cost of $25,242,592 and a value of $504,752,231, representing 65.8% of our net asset value at March 31, 2015.  The following table illustrates our seven largest investments at March 31, 2015, as determined by the value of each investment.  A full description of these investments is set forth under the heading “Consolidated Schedule of Investments” in Item 8.

	CSWC
	Cost	Value

The RectorSeal Corporation	$52,600	$358,200,000
The Whitmore Manufacturing Company	1,600,000	89,000,000
Media Recovery, Inc.	5,415,000	26,000,000
CapStar Holdings Corporation	4,703,619	10,871,000
TitanLiner	5,951,222	8,686,000
Research Now Group, Inc.	6,895,231	6,895,231
Balco, Inc.	624,920	5,100,000
	$25,242,592	$504,752,231

Investment Strategies

In allocating our future investments, our management team is focused on investing in debt securities in middle market companies, both sponsored and non-sponsored.  We will seek investments with hold sizes ranging from $5 million to $20 million generally in companies with EBITDA (earnings before interest, taxes, depreciation and amortization) of at least $3 million.  Our investments will typically take the form of either senior secured notes or subordinated notes, and often we will seek to invest in equity alongside our debt.  Our directly originated investments are typically in lower middle market companies (EBITDA ranging from $3 million to $15 million).  We also consider investments in broadly syndicated first and second lien loans in large middle market companies (EBITDA greater than $50 million).

Investment Criteria and Objectives

Our investment team has identified the following investment criteria that we believe are important in evaluating prospective investment opportunities:

•	Companies with Positive and Sustainable Cash Flow: We generally seek to invest in established companies with sound historical financial performance.

•	Excellent Management: Management teams with a proven record of achievement, exceptional ability, unyielding determination and unquestionable integrity. We believe management teams with these attributes are more likely to manage the companies in a manner that protects and enhances value.

•	Industry: We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help protect their market position.

•	Strong Private Equity Sponsors: We focus on developing relationships with leading private equity firms in order to partner with these firms and provide them capital to support the acquisition and growth of their portfolio companies.

•	Appropriate Risk-Adjusted Returns: We focus on and price opportunities to generate returns that are attractive on a risk-adjusted basis, taking into consideration factors, in addition to the ones depicted above, including credit structure, leverage levels and the general volatility of cash flows.

•	Location: We focus on companies located in the United States. Acquisition candidates for our existing portfolio companies may be located worldwide.

Investment Process

Our investment strategy involves a "team" approach, whereby our investment team screens potential transactions before they are presented to the CSWC investment committee for approval.  Transactions that are either over a certain hold size or outside our general investment policy will also be reviewed and approved by the board of directors of CSWC (the “Board of Directors”).  Our investment team generally categorizes the investment process into six distinctive stages:

•	Deal Generation/Origination: Deal generation and origination is maximized through long-standing and extensive relationships with private equity firms, leveraged loan syndication desks, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers and accountants, and current and former portfolio companies and investors.

•	Screening: Once it is determined that a potential investment has met our investment criteria, we will screen the investment by performing preliminary due diligence, which could include discussions with the private equity firm, management team, loan syndication desk, etc. Upon successful screening of the proposed investment, the investment team makes a recommendation to move forward and prepares an initial screening memo for the CSWC investment committee. We then issue either a non-binding term sheet (in the case of a directly originated transaction), or submit an order to the loan syndication desk (in the case of a large-market syndicated loan transaction).

•	Term Sheet: In a directly originated transaction, the non-binding term sheet will include the key economic terms of our investment proposal, along with exclusivity, confidentiality, and expense reimbursement provisions, among other terms relevant to the particular investment. Upon execution of the term sheet, we will begin our formal due diligence process. In a syndicated loan transaction, rather than a formal term sheet, we will submit an order for an allocation to the syndicated loan desk.

•	Due Diligence: Due diligence is performed under the direction of our Chief Investment Officer, investment team and certain external resources, who together perform due diligence to understand the relationships among the prospective portfolio company’s business plan, operations, financial performance, and legal risks. On our directly originated transactions, our due diligence will often include (1) conducting site visits with management and key personnel; (2) performing a detailed review of historical and projected financial statements, often with a third-party accounting firm, to evaluate the target company’s normalized cash flow; (3) interviewing key customers and suppliers; (4) evaluating company management with a background check; (5) reviewing material contracts; (6) conducting an industry, market and strategy analysis; and (7) obtaining a review by legal, environmental or other consultants. In instances where a financial sponsor is investing in the equity in a transaction, we will leverage work done by the financial sponsor for purposes of our due diligence. In syndicated loan transactions, our due diligence will exclude direct customer and supplier interviews, and be limited to review of reports from the financial sponsor or syndication agent for industry and market analysis, legal, and environmental diligence.

•	Document and Close: Upon completion of a satisfactory due diligence review, our investment team presents its written findings to the CSWC investment committee. For transactions that are either over a certain hold size, or outside our general investment policy, the investment team will present the transaction to our Board of Directors for approval. Upon approval for the investment, we re-confirm our regulatory company compliance, process and finalize all required legal documents and fund the investment.

•	Post-Investment: We continuously monitor the status and progress of our portfolio companies, as well as our investment thesis developed at the time of investment. We offer managerial assistance to our portfolio companies and provide them access to our investment experience, direct industry expertise and contacts. The same investment team leader that was involved in the investment process will continue involvement in the portfolio company post-investment. This approach provides continuity of knowledge and allows the investment team to maintain a strong business relationship with the financial sponsor and key management of our portfolio companies. As part of the monitoring process, members of our investment team will analyze monthly and annual financial statements against the previous periods, review financial projections, meet with the financial sponsor and management (when necessary), attend board meetings (where appropriate) and review all compliance certificates and covenants.

Determination of Net Asset Value and Portfolio Valuation Process

We determine our net asset value (“NAV”) per share on a quarterly basis.  The NAV per share is equal to our total assets minus liabilities divided by the total number of shares of common stock outstanding.

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

We undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments.  Our Board of Directors is ultimately responsible for overseeing, reviewing and approving, in good faith, our determination of the fair value of each investment in our portfolio. Our quarterly valuation process begins with the investment team leader responsible for the portfolio investment assessing a preliminary valuation for each investment. Our investment team then reviews and discusses this preliminary valuation, and our Board of Directors assesses the valuations and ultimately approves the fair value of each investment in our portfolio.

Our Board of Directors is responsible for approving the fair value of portfolio investments on an annual and quarterly basis.  Annually, Duff & Phelps, LLC ("Duff & Phelps") provides third party valuation consulting services to our Board of Directors in response to the limited procedures that our Board of Directors identifies and requests.  For the year ended March 31, 2015, the Board of Directors asked Duff & Phelps to perform limited valuations for The RectorSeal Corporation, The Whitmore Manufacturing Company and Media Recovery, Inc., which together comprised approximately 88.4% of the fair value of our total investments as of March 31, 2015.  Upon completion of the limited valuation assessment, Duff & Phelps concluded that the fair value of those investments, subject to the limited procedures as specified by our Board, appeared reasonable.

Competition

We compete for attractive investment opportunities with other financial institutions, including business development companies, junior capital lenders, and banks, We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team and our responsive and efficient investment analysis and decision-making processes.  However, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.  Furthermore, our competitors may have a lower cost of funds and many have access to funding sources that are not available to us.  In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments~~,~~ establish more relationships and build their market shares.  In addition, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.  See “Risk Factors—Risks Related to Our Business and Structure - We Operate in a Highly Competitive Market for Investment Opportunities.”

We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  In addition, because of this competition, we may be unable to take advantage of attractive investment opportunities and may be unable to identify and make investments that satisfy our investment objectives or meet our investment goals.

Regulation

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act.  The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates~~,~~ and principal underwriters as well as their respective affiliates.  The 1940 Act requires that a majority of the members of the board of directors of a BDC be persons other than “interested persons,” as defined in the 1940 Act.  In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by holders of a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (1) 67% or more of the voting securities of holders present or represented by proxy at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (2) more than 50% of our voting securities.

The following is a brief description of the 1940 Act provisions applicable to BDCs, which is qualified in its entirety by reference to the full text of the 1940 Act and rules issued thereunder by the Securities and Exchange Commission (the “SEC”).

•	Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to conventional financial channels. Such companies that satisfy certain additional criteria are defined as "eligible portfolio companies." In general, in order to qualify as a BDC, a company must: (1) be a domestic company; (2) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”); (3) operate for the purpose of investing in the securities of certain types of eligible portfolio companies, including early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (4) make available significant managerial assistance to such portfolio companies; and (5) file a proper notice of election with the SEC.

•	An eligible portfolio company generally is a domestic company that is not an investment company or is excluded from investment company status pursuant to exclusions for certain types of financial companies (such as brokerage firms, banks, insurance companies and investment banking firms) and that: (1) does not have a class of securities listed on a national securities exchange; (2) has a class of equity securities listed on a national securities exchange with a market capitalization of less than $250 million; or (3) is controlled by the BDC itself or together with others and has a representative on the board of directors of the company controlled by the BDC. The 1940 Act presumes that a person has “control” of a portfolio company if that person owns at least 25% of its outstanding voting securities.

•	As a BDC, we are required to provide and maintain a bond issued by a reputable fidelity insurance company. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

•	We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering these policies and procedures.

Qualifying Assets

The 1940 Act provides that we may not make an investment in non-qualifying assets unless at the time of the investment at least 70% of the value of our total assets (measured as of the date of our most recently filed financial statements) consists of qualifying assets (the “70% test”).  Qualifying assets include: (1) securities of eligible portfolio companies; (2) securities of certain companies that were eligible portfolio companies at the time we initially acquired their securities and in which we retain a substantial interest; (3) securities of certain controlled companies; (4) securities of certain bankrupt, insolvent or distressed companies; (5) securities received in exchange for or distributed in or with respect to any of the foregoing; and (6) cash items, U.S. government securities and high-quality short-term debt.  The SEC has adopted a rule permitting a BDC to invest its funds in certain money market funds.  The 1940 Act also places certain restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased and be considered qualifying assets.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance.  However, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance.  Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, provides, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Idle Funds Investments

We hold funds that may soon be invested in “qualifying assets~~,~~” in cash, cash equivalents, U.S. government securities, short-term investments in secured debt investments, independently rated debt investments and diversified bond funds.  We refer to these investments as idle funds investments.

Senior Securities

We are permitted by the 1940 Act, under specific conditions, to issue multiple classes of debt and a single class of preferred stock if our asset coverage, as defined by the 1940 Act, is at least 200% after such issuance of debt or preferred stock (i.e. such senior securities may not be in excess of our net assets).  Under specific conditions, we are also permitted by the 1940 Act to issue warrants.

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

Under current SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to "smaller" enterprises as defined by the SBA.  A smaller enterprise generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue.  However, once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.

The SBA prohibits an SBIC from providing funds (1) to small businesses for certain purposes, such as relending and investment outside the United States, (2) to businesses engaged in certain prohibited industries, and (3) to certain "passive" (non-operating) companies.  In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one portfolio company and its affiliates.

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

The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of any class of capital stock of a licensed SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of 10 years, require semi-annual payments of interest, and do not require any principal payments prior to maturity.  As of March 31, 2015 and 2014, we had no SBA-guaranteed debentures.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBIC regulations in the following limited types of securities: (1) direct obligations of, or obligations guaranteed as to principal and interest by, the United States government, which mature within 15 months from the date of the investment; (2) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (3) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (4) deposit accounts in a federally insured institution that is subject to a withdrawal restriction of one year or less; (5) checking accounts in a federally insured institution; or (6) a reasonable petty cash fund.

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

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any realized net capital gains we retain may be subject to corporate level tax. During the twelve months ended March 31, 2015, we did not make any capital gains distributions. Any realized net capital gains distributed generally will be taxable to shareholders as long-term capital gains.

In lieu of actually distributing our realized net capital gains, we may retain all or part of our net capital gains and elect to be deemed to have made a distribution of the retained portion to our shareholders (a “Deemed Distribution”) under the "designated undistributed capital gains" rules of the Code.  Although we pay tax at the corporate rate on the amount deemed to have been distributed, our shareholders receive a tax credit equal to their proportionate share of the tax paid and an increase in the tax basis of their shares by the amount per share retained by us.

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

The NASDAQ Global Select Market Corporate Governance Regulations

The NASDAQ Global Select Market (“NASDAQ”) has adopted corporate governance listing standards with which listed companies must comply in order to remain listed.  We believe that we are in compliance with such corporate governance listing standards.  We intend to monitor our compliance with future listing standards and to take all necessary actions to ensure that we remain in compliance.

Securities Act of 1934 and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items.  In addition, we are subject to the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders.  For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report on its assessment of our internal control over financial reporting, and we engage an independent registered public accounting firm to separately audit our internal control over financial reporting; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Corporate information

Our principal executive offices are located at 5400 Lyndon B. Johnson Freeway, Dallas, Texas 75240.  We maintain a website at www.capitalsouthwest.com.  You can review the filings we have made with the SEC by linking directly from our website to NASDAQ, a database that links to EDGAR, the Electronic Data Gathering, Analysis, and Retrieval System of the SEC. You may also use our website to access our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

Employees

As of March 31, 2015, we had seventeen employees, each of whom was employed by our management company, CSMC.  These employees include our corporate officers, investment and portfolio management professionals and administrative staff. All of our employees are located in our Dallas office.

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

RISKS RELATED TO OUR BUSINESS AND STRUCTURE

Our investment portfolio is and will continue to be recorded at fair value.  Our Board of Directors has final responsibility for overseeing, reviewing and approving, in good faith, our fair value determination. As a result of recording our investments at fair value, there is and will continue to be subjectivity as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our fair value determination.  Typically, there is not a public market for the securities of the privately held companies in which we have invested and will continue to invest.  As a result, we value these securities quarterly at fair value based on inputs from management and our investment team, along with the oversight, review and approval of our Board of Directors.

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

The results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Our ability to make new investments at attractive relative valuations is also a function of our marketing and our management of the investment process. If we fail to invest our capital effectively, our return on equity may be negatively impacted, which could have a material adverse effect on the price of the shares of our common stock.

We operate in a highly competitive market for investment opportunities.

We compete for attractive investment opportunities with other financial institutions, including business development companies, junior capital lenders, and banks.  Some of these competitors are substantially larger and have greater financial, technical and marketing resources, and some are subject to different, and frequently less stringent, regulations.  Our anticipated spin-off of 60.4% of our total net asset value will increase any size advantages our competitors may enjoy. Our competitors may have a lower cost of funds and may have access to funding sources that are not available to us.  Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.  As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and there can be no assurance that we will be able to identify and make investments that satisfy our objectives.  A significant increase in the number and/or size of our competitors in our target market could force us to accept less attractive investment terms.  We cannot assure you that the competitive pressures we face will not have a materially adverse effect on our business, financial condition and results of operation.

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

We expect that members of our management team will maintain their relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities.  If our management team fails to maintain its existing relationships or develop new relationships with sources of investment opportunities, we will not be able to effectively allocate capital.  Individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and therefore, there is no assurance that such relationships will generate investment opportunities for us.  In addition, following the spin-off, we may face new challenges in maintaining or cultivating these relationships and investment opportunities due to our smaller size or the loss of part of our management team in the spin-off.

Any unrealized losses we experience may be an indication of future realized losses, which could reduce our income available to make distributions.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized losses. An unrealized loss could be an indication of a portfolio company’s inability to meet its repayment obligations or generate cash flow. This could result in realized losses in the future and ultimately in reductions of our income available to pay dividends or interest and principal on our securities and could have a material adverse effect on your investment.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized short-term capital gains in excess of realized net long-term capital losses. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

•	The source of income requirement will be satisfied if we obtain 90% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S Government securities, securities of other RICs~~,~~ and other acceptable securities. In addition, no more than 25% of the value of our assets can be invested in the securities, other than U.S Government securities or securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.”

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

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock.  Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders election) would satisfy the Annual Distribution Requirement. The IRS has issued private letter rulings providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividends payable in stock.  In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business.

We and our portfolio companies are subject to laws and regulations at the local, state and federal level.  These laws and regulations, as well as their interpretation, may be changed from time to time.  Accordingly, any changes in these laws and regulations or failure to comply with them could have a material adverse effect on our business.  Certain of these laws and regulations pertain specifically to BDCs such as us.

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

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on our and third parties' communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber attacks.

RISKS RELATED TO OUR INVESTMENTS

Our investments in portfolio companies involve a number of significant risks:

•	Portfolio companies are more likely to depend on the management talents and efforts of a small group of key employees. Therefore, the death, disability, resignation, termination, or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

•	Portfolio companies may have unpredictable operating results, could become parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

•	Portfolio companies may fail to satisfy financial, operating or other covenants imposed by us or other lenders, which could lead to a default and, potentially, termination of its loans and foreclosure on its secured assets. These events could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations, including under the debt or equity securities we hold. We may also incur expenses to the extent necessary to recover upon a default or to negotiate new terms with the defaulting portfolio company.

•	Most of our acquisition targets are private companies. Private companies may not have readily publicly available information about their businesses, operations and financial condition. Consequently, we rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from making acquisitions for both CSWC and our existing portfolio companies. If we are unable to uncover all material information about these acquisition targets, we may not make a fully informed investment decision and may lose all or part of our investment.

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

The lack of liquidity in our investments may adversely affect our business.

We invest, and will continue to invest, in portfolio companies whose securities are not publicly traded. These securities are generally subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. As a result, we do not expect to achieve liquidity in our investments in the near-term. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments and, as a result, we may suffer losses.

RISKS RELATING TO OUR COMMON STOCK

Investing in shares of our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk, volatility or loss of principal than alternative investment options. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.

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

We may not pay any dividends.

While we intend to pay dividends to our shareholders out of assets legally available for distribution, there can be no assurance that we will do so. Any dividends that we do pay may be payable in cash, in our stock, or in stock in any of our holdings or in a combination of all three. All dividends will be paid at the discretion of our Board of Directors and will depend upon our financial condition, maintenance of our RIC status, and compliance with applicable BDC regulations.

Our net asset value is heavily concentrated on certain companies.

As of March 31, 2015, more than 50% of our net asset value is comprised of The RectorSeal Corporation and The Whitmore Manufacturing Company, which we have announced our intention to spin off into a separate company as described below in more detail under “Risks Related to the Spin-off of Industrial Co.”  Changes in key customers, major suppliers and product lines of these companies could adversely impact the operating results of these companies and thus could materially adversely affect our net asset value and stock price. Additionally, we may face challenges in selling some or all of the securities of any portfolio company over which we maintain control. These difficulties could result in our receiving less than we have valued for the investment,, which may cause us to suffer losses.

RISKS RELATED TO OUR OPERATION AS A BDC

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital.

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

RISKS RELATED TO THE SPIN-OFF OF INDUSTRIAL CO.

Risks Relating to the Share Distribution

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.

We believe that our business will benefit from, among other things, more focused management and an enhanced ability to pursue our business strategy, which we expect as a result of the spin-off of our coatings, sealants and adhesives, chemical specialties and industrial products businesses into a standalone, publicly traded company (“Industrial Co.”), which will be effected by a special dividend of Industrial Co.’s common stock to CSWC shareholders (the “Share Distribution”).  However, we may not realize the assumed benefits of the spin-off. In addition, we will incur one-time costs in connection with the spin-off that may exceed our estimates or could negate some of the benefits we expect to realize as a result of the spin-off. If we do not realize the assumed benefits of the spin-off or if our costs exceed our estimates, then we could suffer a material adverse effect on our financial condition.

Potential indemnification liabilities of CSWC to Industrial Co. could materially adversely affect us.

Future agreements between CSWC and Industrial Co. will provide for indemnification obligations designed to make CSWC financially responsible for liabilities that may exist relating to or arising out of its business activities, whether incurred prior to or after the Share Distribution.  If CSWC is required to indemnify Industrial Co. for any reason, CSWC may be subject to substantial liabilities.

In connection with Industrial Co.’s separation from CSWC, Industrial Co. will indemnify us for certain liabilities.  However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities or that Industrial Co.’s ability to satisfy its indemnification obligation will not be impaired in the future.

We expect Industrial Co. will agree to indemnify us for certain liabilities, including certain tax liabilities.  However, third parties could seek to hold us responsible for any of the liabilities that Industrial Co. will agree to retain, and there can be no assurance that Industrial Co. will be able to fully satisfy its indemnification obligations.  Moreover, even if we ultimately succeed in recovering from Industrial Co. any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Industrial Co.

If the Share Distribution is determined to be taxable for U.S. federal income tax purposes, our stockholders could incur significant U.S. federal income tax liabilities.

A condition to the Share Distribution is CSWC’s receipt of an opinion from the accounting firm of KPMG substantially to the effect that the Share Distribution should qualify as tax free under Sections 355, 368(a)(1)(D) and related provisions of the Code. An opinion of an accounting firm is not binding on the Internal Revenue Service (“IRS”). Accordingly, the IRS may reach conclusions with respect to the Share Distribution that are different from the conclusions reached in the opinion. The opinion will rely on certain facts, assumptions, representations and undertakings from CSWC and Industrial Co. regarding the past and future conduct of the companies’ respective businesses and other matters, which, if incomplete, incorrect or not satisfied, could alter KPMG’s conclusions.

If the Share Distribution ultimately is determined to be taxable, it could be treated as a taxable dividend to you for U.S. federal income tax purposes and you could incur significant U.S. federal income tax liabilities.  In addition, CSWC would recognize a taxable gain to the extent that the fair market value of Industrial Co. common stock exceeds CSWC’s tax basis in such stock on the date of the Share Distribution.

We may not be able to engage in certain corporate transactions after the Share Distribution.

Our ability to engage in significant equity transactions will be limited or restricted after the Share Distribution in order to preserve the tax-free status of the Share Distribution to CSWC for U.S. federal income tax purposes.  Even if the Share Distribution otherwise qualifies for tax-free treatment to CSWC's stockholders under Section 355 of the Code, it may be taxable to CSWC under section 355(e) of the Code if 50% or more, by vote or value, of shares of our common stock or CSWC’s common stock are acquired or issued as part of a plan or series of related transactions that includes the Share Distribution. For this purpose, any acquisitions or issuances of CSWC’s common stock within two years before the Share Distribution, and any acquisitions or issuances of our common stock or Industrial Co.’s common stock within two years after the Share Distribution, generally are presumed to be part of such a plan, although we or Industrial Co. may be able to rebut that presumption. If an acquisition or issuance of shares of our common stock or Industrial Co.’s common stock triggers the application of Section 355(e) of the Code, CSWC would recognize a taxable gain to the extent the fair market value of Industrial Co.’s common stock exceeds our tax basis in Industrial Co.’s common stock at the time of the Share Distribution.

Following the spin-off, the value of your shares of common stock in: (a) CSWC and (b) Industrial Co. may collectively trade at an aggregate price less than what the combined Company’s common stock might trade at had the spin-off not occurred.

While we believe the spin-off will benefit our shareholders, the common stock of: (a) CSWC and (b) Industrial Co. that you may hold following the spin-off may collectively trade at a value less than the price at which the combined Company’s common stock might have traded at had the spin-off not occurred. The reason for this includes the future performance of either CSWC or Industrial Co. as separate, independent companies, and the future shareholder base and market for CSWC’s common shares and Industrial Co.’s common stock and the prices at which these stocks individually trade.

RISKS RELATED TO CAPITAL SOUTHWEST FOLLOWING THE SPIN-OFF

Capital Southwest is spinning off 60.4% of our net asset value to Industrial Co.  Our historical financial statements are not necessarily representative of the results we would have achieved as a stand-alone publicly-traded company and therefore may not be indicative of our future performance.

Capital Southwest is spinning off 60.4% of our net asset value to Industrial Co.  We will emerge from the spin-off with a significantly different company profile.  Our historical financial statements included in this Form 10-K for the periods are not necessarily representative of the results we would have achieved as a stand-along publicly traded company with a smaller market footprint.  Accordingly, this data may not be indicative of our future performance, or necessarily reflect what our financial position and results of operations or cash flows would have been, had we operated as a separate, stand-alone publicly-traded entity during all of the periods presented.

Prior to the spin-off, we have not previously operated as an independent company with a primary focus on debt investments.

Prior to the spin-off, we had not previously operated as an independent public company with a primary focus on debt investments, and our management has limited experience, as a group, in operating our business as a stand-alone entity.  Following the spin-off, we will be responsible for arranging our own funding, managing all of our own administrative and employee arrangements and supervising all of our legal and financial affairs, including publicly reported financial statements, without the use of the assets of Industrial Co. and without the assistance of key members of our current management.  We anticipate that our success in these endeavors will depend substantially upon the ability of our Board of Directors, senior management and other key employees to work together after the spin-off to implement our focused debt investment strategy.

Accordingly, there is no assurance that as an independent company, our aggregate results of operations will continue at the same level as in the past or we will fully implement our business strategy, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 1B.	Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC.

Item 2.	Properties

We do not own any real estate or other physical properties.  We maintain our offices at 5400 Lyndon B. Johnson Freeway, Suite 1300, Dallas, Texas 75240, where we lease approximately 9,261 square feet of office space pursuant to a lease agreement expiring in January 2022. We believe that our offices are adequate to meet our current and expected future needs.

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

PRICE RANGE OF COMMON STOCK AND HOLDERS

Market information.  Our common stock is traded on NASDAQ under the symbol “CSWC.”  The following high and low selling prices for shares during each quarter of the last two fiscal years were taken from quotations provided to the Company by NASDAQ:

Quarter Ended	High	Low
March 31, 2015	$50.44	$37.79
December 31, 2014	41.12	33.91
September 30, 2014	41.87	34.35
June 30, 2014	36.57	32.01

March 31, 2014	$36.63	$33.23
December 31, 2013	35.00	31.11
September 30, 2013	37.11	32.97
June 30, 2013	35.55	28.37

DIVIDENDS

The payment dates and amounts of cash dividends per share on a post-split basis for the past five years are as follows:

Payment Date	Cash Dividend
May 28, 2010	0.10
November 30, 2010	0.10
May 31, 2011	0.10
November 30, 2011	0.10
May 31, 2012	0.10
June 8, 2012	4.40
November 30, 2012	0.10
March 28, 2013	0.69
May 31, 2013	0.10
November 29, 2013	0.10
May 30, 2014	0.10
November 28, 2014	0.10

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

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
2010
2011
2012
2013
2014
2015
Fiscal Year Ended March 31
Capital Southwest
Russell 2000 Index
Nasdaq Financial Stocks

Item 6.	Selected Financial Data

The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended March 31, 2011 through 2015.  This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.

Selected Consolidated Financial Data
(In thousands except per share data)

Financial Position (as of March 31)	2015	2014	2013	2012	2011
Investments at cost	$64,960	$98,967	$88,266	$88,993	$98,355
Unrealized appreciation	470,576	578,953	485,921	469,553	390,918
Investments at market or fair value	535,536	677,920	574,187	558,546	489,273
Total assets	776,872	778,694	667,672	632,989	543,214
Net assets	767,418	770,388	659,777	628,706	539,233
Shares outstanding	15,565	15,414	15,236	15,020	15,012

Changes in Net Assets (years ended March 31)
Net investment (loss) income	$(2,445)	$4,894	$1,907	$2,544	$1,804
Net realized gain on investments	164,264	14,084	89,558	11,827	63,463
Net (decrease) increase in unrealized appreciation	(108,377)	93,032	16,367	78,635	12,999
Increase in net assets from operations before distributions	53,442	112,010	107,832	93,006	78,266
Distributions from undistributed net investment income	(3,083)	(3,050)	(80,326)	(3,003)	(2,994)
Taxes incurred on deemed capital gain distributions	(54,370)	(3,787)	(1,125)	(1,249)	(24,578)
Proceeds from exercise of employee stock options	803	4,820	3,981	99	745
Stock option and restricted awards (benefit) expense	1,027	(632)	515	1,050	957
Change in pension plan funded status	(789)	1,250	193	(430)	(88)
(Decrease) Increase in net assets	$(2,969)	$110,611	$31,070	$89,473	$52,308
Per share data (as of March 31)
Net assets	$49.30	$49.98	$43.30	$41.86	$35.92
Closing market price	46.42	34.72	28.75	23.64	22.88
Cash dividends paid	.20	.20	5.29	.20	.20

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Industrial Co. Spin-off

On December 2, 2014, Capital Southwest Corporation ("CSWC" or the "Company") announced that its board of directors (the "Board of Directors") had unanimously approved a plan to spin off certain of its controlled assets into a stand-alone publicly traded industrial growth company through a distribution to our shareholders of all of the shares of common stock of the new spin-off company (“Industrial Co.”) that would hold, directly or indirectly, the controlled assets.  CSWC anticipates that the Industrial Co. will be structured as a C corporation for tax purposes and operate as a diversified industrial growth company. Joseph B. Armes, chairman and chief executive officer of CSWC, will continue to serve as chairman of CSWC and is expected to become chairman and chief executive officer of Industrial Co. after the spin-off is completed. CSWC’s chief investment officer, Bowen S. Diehl, is expected to become chief executive officer of CSWC after the spin-off is completed.

Following the spin-off, CSWC anticipates that it will maintain operations as an internally-managed business development company ("BDC") and pursue a credit-focused investing strategy akin to similarly structured organizations. CSWC will continue to provide capital to middle-market companies. CSWC intends to primarily invest in debt securities, including senior “unitranche” debt, second lien and subordinated debt, and may also invest in preferred stock and common stock alongside its debt investments or through warrants.

CSWC will remain a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986. See Note 4 to the notes to the audited consolidated financial statements included under Item 8 of this report for a discussion of CSWC’s status as an RIC.

The spin-off is expected to be tax-free to shareholders and consummated by the end of the third quarter of 2015, however there can be no assurances regarding the ultimate timing of the transaction or that the transaction will be completed.  The spin-off will be contingent upon various conditions, including the effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission, receipt of a favorable opinion and/or ruling with respect to the tax-free nature of the transaction for federal income tax purposes~~,~~ final approvals of the board of directors and other customary conditions.  As of the date of this filing, CSWC has not filed a Form 10 registration statement with the Securities and Exchange Commission.

Controlled Affiliates

Three of our controlled affiliates represent 61.7% of our total net asset value and consist mainly of The RectorSeal Corporation, along with its subsidiaries Jet-Lube, Inc. and Smoke Guard, Inc., The Whitmore Manufacturing Company, and Media Recovery, Inc.  Our interests in the The RectorSeal Corporation and The Whitmore Manufacturing Company will be transferred to Industrial Co. in conjunction with the spin-off.

The RectorSeal Corporation

The RectorSeal Corporation (“RectorSeal”) currently consists of:  RectorSeal, separately; its wholly-owned subsidiaries Jet-Lube, Inc., and Smoke Guard, Inc.; and its 20% equity interest in The Whitmore Manufacturing Company. RectorSeal manufactures specialty chemical products and control devices for plumbing, HVAC, electrical and industrial applications. Jet-Lube, Inc. manufactures specialty lubricants and other products used in oil field and industrial applications. Smoke Guard, Inc. produces systems for containing smoke from building fires. During the fiscal year ended March 31, 2015, RectorSeal acquired the assets of Sure-Seal, LLC ("SureSeal" or the "Company"), based in Tacoma, Washington. SureSeal manufactures and distributes the leading brand of waterless floor drain trap seals. At March, 31, 2015, RectorSeal was valued at $358,200,000, which includes RectorSeal, Jet-Lube Inc., Smoke Guard, Inc. and RectorSeal’s 20% interest in The Whitmore Manufacturing Company.  Below are certain key financial data for RectorSeal (including Smoke Guard, Inc. and excluding Jet Lube, Inc.) as well as our valuation at March 31, 2015, 2014 and 2013. Our valuation is based primarily on adjusted EBITDA, which may reflect certain adjustments to the reported EBITDA for non-recurring, unusual or infrequent items or other items to normalize current earnings.

The RectorSeal Corporation

	For the fiscal year ended March 31,(in thousands)
	2015	2014	2013
Cash & Temporary Investments	$4,687	$3,660	$4,586
Total Assets	146,296	133,229	107,475
Capital Expenditures	1,831	2,196	1,219
Total Debt	13,000	20,600	7,500
Revenues	134,623	109,311	90,339
Net Income	18,144	12,101	8,777
EBITDA	34,775	24,579	19,183
CSWC Valuation	$253,600	$171,500	$150,100

Jet-Lube, Inc.

Jet-Lube, Inc. is RectorSeal’s largest subsidiary. Below are certain key financial data for Jet-Lube, Inc. for the fiscal years ended, as well as our valuation at March 31, 2015, 2014 and 2013. Our valuation is based primarily on adjusted EBITDA, which may reflect certain adjustments to the reported EBITDA for non-recurring, unusual or infrequent items or other items to normalize current earnings.

	For the fiscal year ended March 31, (in thousands)
	2015	2014	2013
Cash & Temporary Investments	$20,779	$20,949	$21,177
Total Assets	51,756	53,682	50,395
Capital Expenditures	2,058	2,162	1,451
Total Debt	−	−	−
Revenues	53,565	51,060	48,048
Net Income	5,471	6,344	5,146
EBITDA	8,706	9,592	7,438
CSWC Valuation	$82,300	$82,200	$68,700

The Whitmore Manufacturing Company

The Whitmore Manufacturing Company (“Whitmore”) manufactures high performance, specialty lubricants for heavy equipment used in surface mining, railroads and other industries, lubrication equipment specifically for rail applications and lubrication-centric reliability solutions for a wide variety of industries.  Whitmore also produces water-based coatings for the automotive and primary metals industries.  Below are certain key financial data for Whitmore, for the fiscal years ended, as well as our valuation at, March 31, 2015, 2014 and 2013. Our valuation is based primarily on adjusted EBITDA, which may reflect certain adjustments to the reported EBITDA for non-recurring, unusual or infrequent items or other items to normalize current earnings. In addition, our valuation for Whitmore also includes the fair market value of non-operating real estate assets held for investment purposes.

	For the fiscal year ended March 31, (in thousands)
	2015	2014	2013
Cash & Temporary Investments	$3,959	$2,661	$7,102
Total Assets	86,677	84,163	69,665
Capital Expenditures	4,775	10,334	12,681
Total Debt	13,705	24,497	15,848
Revenues	59,408	57,784	48,481
Net Income	5,740	6,132	7,273
EBITDA	11,243	13,000	11,814
Total CSWC Valuation	111,300	110,600	100,600
RectorSeal’s 20% Interest	22,300	22,100	20,100
CSWC’s 80% Interest	$89,000	$88,500	$80,500

Media Recovery, Inc.
Media Recovery, Inc. (MRI) is a global leader in creating innovative solutions for safeguarding clients' assets. ShockWatch, a subsidiary of Media Recovery, Inc., provides solutions that currently enable over 3,000 customers and some 200 partners in 62 countries to detect mishandling that causes product damage and spoilage during transport and storage. The ShockWatch product portfolio includes impact, tilt, temperature, vibration, and humidity detection systems and is widely used in the energy, transportation, aerospace, defense, food, pharmaceutical, medical device, consumer goods and manufacturing sectors. MRI completed the divestiture of DataSpan, Inc., a leading data storage, products, and management provider, to DataSpan Holdings in September 2014. Below are certain key financial data for MRI for their fiscal years ended September 30, 2014, 2013 and 2012 and our valuation at March 31, 2015, 2014 and 2013. Our valuation is based primarily on adjusted EBITDA, which may reflect certain adjustments to the reported EBITDA of for non-recurring, unusual or infrequent items or other items to normalize current earnings.

	For the fiscal year ended September 30, (in thousands)
	2014		2013	2012
Cash	$78		$5	$185
Total Assets	36,330		43,284	46,624
Capital Expenditures	927		538	726
Total Debt	-		−	2,556
Revenues	21,300		92,926	104,632
Net loss/ Income	(2,121	)**	1,405	842
EBITDA	3,128		3,248	3,062
CSWC Valuation*	$26,000		$23,900	$11,900

*Reflects our valuation at March 31, 2015, 2014 and 2013.
**Includes discontinued operations from DataSpan Holdings and MRI DPC, Inc.

Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Increase in net assets from operations” and consists of three elements.  The first is “Net investment (loss) income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized and unrealized gain on investments,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost, net of applicable income tax expense based on our tax year.  The third element is the “Net (decrease) increase in unrealized appreciation of investments,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized and unrealized gain on investments” and “Net (decrease) increase in unrealized appreciation of investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Net Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period.  For the year ended March 31, 2015, total investment income was $9,948,332, a $2,658,214, or 21.1%, decrease over total investment income of $12,606,546 for the year ended March 31, 2014.  This decrease was primarily attributable to a $2,461,936, or 21.5%, decrease in dividend income principally due to a one-time dividend of $1.7 million received from Wellogix during the year ended March 31, 2014 and a reduction of $378,000 in dividend income from publicly traded securities due to our divestures of these securities during the year ended March 31, 2015. For the year ended March 31, 2014, total investment income was $12,606,546, a $1,771,285, or 16.3%, increase over total investment income of $10,835,261 for the year ended March 31, 2013.  This increase was primarily attributable to a $3,312,075, or 40.9%, increase in dividend income from The RectorSeal Corporation, The Whitmore Manufacturing Company and Wellogix, Inc. offset by a $1,496,562 or 74.6%, decrease in interest income (due to a reserve against Cinatra Clean Technologies Inc.’s interest income).

Our principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential return from equity participation and, therefore, provides minimal current yield in the form of interest or dividends.  We also earn interest income from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the three years ended March 31, 2015, we had interest income from temporary cash investments of $122,225 in 2015, $66,949 in 2014 and $71,136 in 2013.

We also receive management fees primarily from our controlled affiliated investments which aggregated $559,800 in 2015, $559,800 in 2014 and $591,300 in 2013. As compared to the fiscal year ended March 31, 2013, management fees for the year ended March 31, 2014 decreased by $31,500 or 5.3% as Trax Holdings, Inc. management fees ceased pursuant to the terms of its Series B financing.

During the three years ended March 31 2015, the Company recorded dividend income from the following sources:

	Year Ended March 31,
	2015	2014	2013
Alamo Group, Inc.	$535,634	$793,192	$708,075
Capital South Partners Fund III	–	–	198,647
CapStar Holdings Corporation	94,500	350,000	–
Capitala Finance Corporation	66,120	101,619	–
Encore Wire Corporation	45,386	131,250	160,485
North American Energy Partners	1,190	–	–
The RectorSeal Corporation	7,960,000	6,920,000	5,555,372
TCI Holdings, Inc.	–	78,110	81,270
Wellogix. Inc.	–	1,650,596	–
The Whitmore Manufacturing Company	240,000	1,380,000	1,388,842
	$8,942,830	$11,404,767	$8,092,691

Due to the nature of our business as an investment company, the majority of our operating expenses are related to employee and director compensation, office expenses, legal, professional and accounting fees and pension expenses.  Total operating expenses increased by $3.7 million, or 43.4% during the year ended March 31, 2015 as compared to the year ended March 31, 2014. The increase in 2015 is primarily due to an increase of $2.4 million in professional fees, of which $1.8 million is related to the Industrial Co. spin-off, and the remaining $0.6 million is related to legal fees incurred in conjunction with Alamo Group’s secondary offering and our review of strategic alternatives. The increase in operating expenses is also due to an additional $1.7 million stock option expense in connection with the current year executive compensation plan. These increases are offset by a decrease of $0.7 million in salaries due to certain staffing changes in fiscal year 2014. Total operating expenses increased by $0.1 million, or 1.36% during the year ended March 31, 2014 as compared to the year ended March 31, 2013. The increase in 2014 is due to an increase of approximately $1 million in compensation expense associated with certain staffing changes incurred during the year as well as a slight increase in employee compensation and an increase of approximately $200,000 in pension expense. This increase was offset by a decrease in stock option expense of $1.1 million as a result of stock option forfeitures during the year.

Net Realized and Unrealized Gain on Investments

During the fiscal year ended March 31, 2015, we recognized a total realized gain of $164,264,591 consisting of the difference between $205,692,480 of proceeds from disposition of investments and $41,427,890 cost from investments derived from the following sources:

	Year Ended March 31, 2015
	Proceeds	Cost	Realized gain (loss)
Alamo Group, Inc.	$115,060,715	$2,190,937	$112,869,778
Capitala Finance Corporation	2,019,661	1,363,799	655,862
Capital South Partners Fund III	34,054	34,054	-
Cinatra Clean Technologies, Inc.	2,458,706	17,288,383	(14,829,677)
Discovery Alliance, LLC	139,713	1,315,000	(1,175,287)
Encore Wire Corporation	49,544,138	5,200,000	44,344,138
KBI Biopharma, Inc.	18,922,619	4,556,482	14,366,137
North American Energy Partners	588,577	236,986	351,591
StarTech Seed Fund II	131,544	131,544	-
Trax Holdings, Inc.	16,085,826	8,182,219	7,903,607
Tristate Capital Holdings, Inc.	706,927	928,486	(221,558)
Total realized gain	$205,692,480	$41,427,890	$164,264,590
Income taxes paid			(54,370,006)
Total realized gain, net of taxes			$109,894,584

During the fiscal year ended March 31, 2014, we had realized gains of $12,604,987 from the sale of Hologic, Inc.’s common stock, $677,250 from the redemption of TCI Holdings Inc.’s preferred stock, and $746,850 from the sale of our interest in PalletOne. Our total realized gain on investments for fiscal year 2014 was $14,084,087 as compared to a gain of $12,257,100 (net of capital gain distribution) during fiscal 2013.

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

Management does not attempt to maintain a consistent level of realized gains from year to year, but instead focuses on maximizing total investment portfolio appreciation.  This strategy often results in the long-term holding of portfolio securities in pursuit of increased values and increased unrealized appreciation, but may at certain times, result in realizing gains or losses through the disposition of certain portfolio investments.

Net (Decrease) Increase in Unrealized Appreciation of Investments

For the fiscal year ended March 31, 2015, we had a decrease in unrealized appreciation of investments of $108,377,183, consisting of a decrease of $206,935,235 in unrealized appreciation related to investments sold during the year and offset by a $98,558,053 increase in unrealized appreciation for assets held at March 31, 2015. Our increase in unrealized appreciation of investments in fiscal year 2014 was $93,032,228.

As explained in the first paragraph of “Results of Operations,” the realization of gains or losses results in a corresponding decrease or increase in unrealized appreciation of investments. Set forth in the following table are the significant increases and decreases in unrealized appreciation.

	Years Ended March 31
	2015		2014	2013
Alamo Group, Inc.	$(151,633,592	)*	$45,546,429	$23,139,162
Cinatra Clean Technologies	17,212,177	*	(4,060,293)	(5,590,390)
Encore Wire Corporation	(58,390,625	)*	17,640,000	(74,907,585	)*
The RectorSeal Corporation	82,400,000		36,900,000	72,600,000
TitanLiner, Inc.	7,165,777		(4,430,999)	-
Trax Holdings, Inc.	(12,000,000	)*	1,600,000	8,800,000
*These investments were sold during each respective year.

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – March 31, 2015 and 2014” in Item 8 “Financial Statements and Supplemental Data.”

During the fiscal year ended March 31, 2015, we recognized a $108,377,183 decrease in net change in unrealized appreciation of investments.  This decrease in unrealized appreciation is primarily attributable to the sale of our holdings in Alamo Group, Inc. via a share buy-back transaction with the Company and a secondary offering which generated a net realized gain of $112,869,778; the sale of our entire equity holdings of Encore Wire Corporation, which generated a net realized gain of $44,344,138. In addition, our unrealized gain for Trax Holdings, Inc. decreased due to our recent exit from this investment.  These decreases are offset by The RectorSeal Corporation and Titanliner, Inc., which increased by $82,400,000 and $7,165,777, due to increases in both entity’s earnings, several add-on acquisitions and increases in valuation multiples based on market changes.

During the fiscal year ended March 31, 2014, we recognized a $93,032,228 increase in net change in unrealized appreciation of investments.  The increases in unrealized appreciation is attributable to Alamo Group, Inc. and Encore Wire Corporation, which increased by $45,546,429 and $17,640,000, respectively, due to increases in their stock price, while The RectorSeal Corporation increased by $36,900,000; The Whitmore Manufacturing Company increased by $8,000,000; and Media Recovery, Inc. increased by $12,000,000 due to increases in each entity’s respective earnings, several add-on acquisitions and increases in valuation multiples based on market changes. Offsetting these increases were Cinatra Clean Technologies, Inc., TitanLiner Inc., and iMemories, Inc., which decreased by $4,060,293, $4,430,999, and $4,084,477, respectively, due to each entity’s under performance in their respective markets. In addition, CapitalSouth Partners Fund III, L.P. decreased by $2,833,201; during the fiscal year ended March 31, 2014 due to a distribution of 108,105 shares of Capitala Finance Corporation (CPTA) valued at $2,083,183 at March 31, 2014, which represented 71% of our interest in Capital South Partners Fund III, L.P.

During the fiscal year ended March 31, 2013, we recognized significant increases and decreases in several of our large investments.  The largest increases in unrealized appreciation were attributable to:  The RectorSeal Corporation, which increased by $72,600,000 due to multiple acquisitions during the year and improved earnings; Alamo Group, Inc., a publicly traded company, which increased $23,139,162 due to an increase in the stock price; The Whitmore Manufacturing Company, which increased by $13,300,000 due to an acquisition in May 2012, facility expansion in Rockwall, Texas, and increased value in its real estate investment; and Trax Holdings, Inc., which increased by $8,800,000 due to its recent series B equity financing that year. Offsetting these increases were:  Encore Wire Corporation, which decreased $74,907,585 primarily due to our recent sale of CSVC’s interest in Encore Wire Corporation; Heelys, Inc. decreased $20,395,592 due to the sale of all shares of its common stock; Media Recovery, Inc. decreased $6,800,000;~~;~~ and Cinatra Clean Technologies, Inc. decreased $5,590,390 due to decreases in the entities’ respective earnings during FY 2013. Excluding the sales of all shares of common stock of Heelys, Inc. and partial sale of 2,774,250 shares of Encore Wire Corporation, net unrealized appreciation of investments for the year ended March 31, 2013 increased by $118,613,715.

Portfolio Investments

During fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2013, we invested a total of $7,421,158, $12,607,024 and $9,780,849, respectively.

Financial Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of approximately $225.8 million.

With the exception of two capital gain distributions made in the form of cash dividends during fiscal year ended March 31, 2013 and a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have historically elected to retain all gains realized during our more than 50 years of operation.  Retention of future gains is viewed as an important source of funds to sustain our investment activity.

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

Contractual Obligations

As shown below, we had the following contractual obligations as of March 31, 2015.  For information on our capital commitments, see Note 10 of the Notes to Consolidated Financial Statements.

	Payments Due By Period (In thousands)
Contractual Obligations	Total	1 Year	2-3 Years	More Than 3 Years
Operating lease obligations	$1,689	$221	$469	$ 999

Critical Accounting Policies

Valuation of Investments

In accordance with the Investment Company Act of 1940, investments in unrestricted securities (freely marketable securities having readily available market quotations) are valued at market, and investments in restricted securities (securities subject to one or more resale restrictions) are valued at fair value determined in good faith by our Board of Directors.  Under our valuation policy, unrestricted securities are valued at quoted prices from the active markets.

Among the factors considered by our Board of Directors in determining the fair value of restricted securities are the financial condition and operating results of the issuer, the long-term potential of the business of the issuer, the market for and recent sales prices of the issuer’s securities, the values of similar securities issued by companies in similar businesses and the proportion of the issuer’s securities owned by us. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities.

Impact of Inflation

We do not believe that our business is materially affected by inflation, other than the impact which inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings

Portfolio Changes during the Year Ended March 31, 2015

New Investment and Additions to Previous Investments

New Investment	Purchase Amount
Research Now Group, Inc.	$6,895,231

Additions to Previous Investments	Purchase Amount
Ballast Point Ventures II, L.P.	$300,000
TitanLiner, Inc.	1,222
Cinatra Clean Technologies, Inc.	76,198
iMemories, Inc.	148,507
$525,927

Dispositions

	Proceeds	Cost	Realized gain/(loss)
Alamo Group, Inc.	$115,060,715	$2,190,937	$112,869,778
Encore Wire	49,544,138	5,200,000	44,344,138
KBI Biopharma, Inc.	18,922,619	4,556,482	14,366,137
Trax Holdings, Inc.	16,085,826	8,182,219	7,903,607
Capitala Finance Corporation	2,019,661	1,363,799	655,862
North American Energy Partners	588,577	236,986	351,591
StarTech See Fund II	131,544	131,544	−
CapitalSouth Partners Fund III	34,054	34,054	−
Tristate Capital Holdings, Inc.	706,927	928,486	(221,559)
Discovery Alliance, LLC	139,713	1,315,000	(1,175,287)
Cinatra Clean Technologies, Inc.	2,458,706	17,288,383	(14,829,677)
	$205,692,480	$41,427,890	$164,264,590
Cash distributions from net realized gain			−
Undistributed realized gain before income taxes			$164,264,590

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

We have audited the accompanying consolidated statements of assets and liabilities of Capital Southwest Corporation (a Texas Corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments, as of March 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2015 and the selected per share data and ratios for each of the five years in the period ended March 31, 2015. Our audits of the basic consolidated financial statements included the Schedule of Investments In and Advances to Affiliates listed in the index appearing under Item 15(2). These financial statements, per share data and ratios, and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, per share data and ratios, and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of March 31, 2015 and 2014, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected per share data and ratios  referred to above present fairly, in all material respects, the financial position of Capital Southwest Corporation and subsidiaries as of March 31, 2015 and 2014, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended March 31, 2015, and the selected per share data and ratios for each of the five years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 3, 2015 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Dallas, Texas
June 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Capital Southwest Corporation

We have audited the internal control over financial reporting of Capital Southwest Corporation (a Texas Corporation) and subsidiaries (the “Company”) as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2015, and our report dated June 3, 2015 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas
June 3, 2015

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except share and per share data)

	March 31, 2015	March 31, 2014
Assets
Investments at market or fair value
Companies more than 25% owned (Cost: March 31, 2015 - $12,396, March 31, 2014 - $13,711)	$489,415	$400,824
Companies 5% to 25% owned (Cost: March 31, 2015 - $6,944, March 31, 2014 - $13,891)	8,345	218,480
Companies less than 5% owned (Cost: March 31, 2015 - $45,620, March 31, 2014 - $71,365)	37,776	58,616
Total investments (Cost: March 31, 2015 - $64,960, March 31, 2014 - $98,967)	535,536	677,920
Cash and cash equivalents	225,797	88,163
Receivables
Dividends and interest	77	782
Affiliates	4,246	422
Income tax receivable	95	167
Net pension assets	10,294	10,962
Other assets	827	278
Total assets	$776,872	$778,694

Liabilities
Other liabilities	$4,923	$3,263
Accrued restoration plan liability	3,119	3,103
Deferred income taxes	1,412	1,940
Total liabilities	9,454	8,306

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 17,904,844 shares at March 31, 2015 and 17,753,044 shares at March 31, 2014	4,476	4,438
Additional capital	298,338	195,767
Accumulated net investment (loss) income	(4,390)	1,138
Accumulated net realized gain	22,355	14,029
Unrealized appreciation of investments	470,576	578,953
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	767,418	770,388
Total liabilities and net assets	$776,872	$778,694
Net asset value per share (15,565,332 shares outstanding at March 31, 2015 and 15,413,532 shares outstanding at March 31, 2014)	$49.30	$49.98

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended March 31,
	2015	2014	2013
Investment income:
Interest	$410	$577	$2,078
Dividends	8,943	11,405	8,093
Management fees from affiliates and other income	595	625	664
	9,948	12,607	10,835
Operating expenses:
Salaries	5,413	6,121	5,113
Stock option expense (benefit)	1,027	(632)	515
Net pension (benefit) expense	(280)	176	(34)
Professional fees	3,363	990	1,133
Other operating expenses	2,600	1,797	1,611
	12,123	8,452	8,338
(Loss) income before income taxes	(2,175)	4,155	2,497
Income tax (benefit) expense	270	(739)	590

Net investment (loss) income	$(2,445)	$4,894	$1,907

Proceeds from disposition of investments	205,692	15,990	99,542
Cost of investments sold	41,428	1,906	9,984
Realized gain on investments before income tax	164,264	14,084	89,558

Net (decrease) increase in unrealized appreciation of investments	(108,377)	93,032	16,367

Net realized and unrealized gain on investments	$55,887	$107,116	$105,925

Increase in net assets from operations	$53,442	$112,010	$107,832

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)

	Years Ended March 31,
	2015	2014	2013
Operations:
Net investment (loss) income	$(2,445)	$4,894	$1,907
Net realized gain on investments	164,264	14,084	89,558
Net (decrease) increase in unrealized appreciation of investments	(108,377)	93,032	16,367
Increase in net assets from operations	53,442	112,010	107,832
Distributions from:
Undistributed net investment income	(3,083)	(3,050)	(3,025)
Net realized gains	-	-	(77,301)
Taxes incurred on deemed capital gain distributions	(54,370)	(3,787)	(1,125)
Capital share transactions:
Change in pension plan funded status	(789)	1,250	194
Exercise of employee stock options	803	4,820	3,981
Stock option and restricted awards expense (benefit)	1,027	(632)	515
(Decrease) increase in net assets	(2,970)	110,611	31,071
Net assets, beginning of period	770,388	659,777	628,706
Net assets, end of period	$767,418	$770,388	$659,777

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2015	2014	2013
Cash flows from operating activities
Increase in net assets from operations	$53,442	$112,010	$107,832
Adjustments to reconcile increase in net assets from operations to net cash provided by operating activities:
Net proceeds from disposition of investments	205,527	15,990	99,535
Return of capital on investment	165	-	767
Purchases of securities	(7,421)	(12,607)	(10,018)
Depreciation and amortization	55	23	30
Net pension (benefit) expense	(530)	176	(34)
Realized gains on investments before income tax	(164,264)	(14,084)	(89,558)
Taxes incurred on deemed capital gain distribution	(54,370)	(3,787)	(1,125)
Net decrease (increase) in unrealized appreciation of investments	108,377	(93,032)	(16,367)
Stock option and restricted awards expense (benefit)	1,027	(632)	515
Decrease (increase) in dividend and interest receivable	705	1,683	(724)
Increase in receivables from affiliates	(3,824)	(131)	(70)
Decrease (increase) in tax receivable	72	(167)	-
(Increase) decrease in other assets	(604)	(100)	6
(Decrease) increase in other liabilities	2,085	(513)	2,520
Decrease in deferred income taxes	(528)	(203)	(92)
Net cash provided by operating activities	139,914	4,626	93,217
Cash flows from financing activities
Distributions from undistributed net investment income	(3,083)	(3,050)	(3,025)
Dividends paid from capital gains	-	-	(77,301)
Proceeds from exercise of employee stock options	803	4,820	3,981
Net cash (used in) provided by financing activities	(2,280)	1,770	(76,345)
Net increase in cash and cash equivalents	137,634	6,396	16,872
Cash and cash equivalents at beginning of period	88,163	81,767	64,895
Cash and cash equivalents at end of period	$225,797	$88,163	$81,767
Supplemental disclosure of cash flow information:
Income taxes paid	$362	$350	$590

Non-cash transactions:
a.	In December 2012, the $3,200,000 investment in Trax Holdings, Inc. debt security and $800,000 accrued interest were converted into Series B Convertible Preferred Stock.
b.	In March 2014, the $5,279,112 investment in Cinatra Clean Technologies, Inc. debt security and $1,579,056 accrued interest were converted into Preferred Stock.
c.	In March 2015, we received net proceeds of $18,922,619 and 861,561 shares of common stock in Ksep, Inc. from the sale of our preferred shares of KBI Biopharma, Inc.
d.	In March 2015, we received net proceeds of $16,085,826 and 211,368 shares of common stock in Trax Data Refinery, Inc. from the sale of our preferred shares of Trax Holdings, Inc.

These transactions had the following non-cash effect on our Consolidated Statements of Assets and Liabilities:

	2015	2014	2013
Total Investments	$1,261	$6,858	$4,000

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2015

Company (d)	Equity (a)	Investment (b) (d)	Cost	Value (c)
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	$ 3,000,000	$ 3,779,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	100.0%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	5,100,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares of Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2,362,000
¥ CAPSTAR HOLDINGS CORPORATION Dallas, Texas Acquire, hold and manage real estate for potential development and sale.	100%	500 shares of common stock (acquired 6-10-10) and 1,000,000 shares of preferred stock (acquired 12-17-12)	4,703,619	10,871,000
DEEPWATER CORROSION SERVICES, INC. Houston, Texas full-service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management.	31.1%	127,004 shares of Series A convertible preferred stock, convertible into 127,004 shares of common stock at $1.00 per shares (acquired 4-9-13)	8,000,000	2,532,000
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	24.5%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	–
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	–
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
		Warrants to purchase 616,000 shares of common stock at $0.01 per share, expiring 9-7-22 (acquired 9-7-12)	–	–
		Warrants to purchase 5,280,000 shares of common stock at $0.01 per share, expiring 3-15-23 (acquired thru 3-15-13)	–	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	–
		10% convertible notes, $880,000 principal due 7-31-14 (acquired 3-15-13)	880,000	–
		18% notes, $148,507 principal due 7-31-15 (acquired 11-3-14)	148,507	159,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2015

			6,414,986	159,000
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.2%	3,846,154 Class D Convertible Preferred Stock (acquired 5-20-11)	5,000,000	5,000,000
*kSEP HOLDINGS, INC. Durham, North Carolina Provides single-use and scalable bioprocessing solutions in the area of recombinant therapeutics, cell therapy, and vaccine manufacturing.	17.1%	861,591 shares of common stock (exchanged 03-24-15)	443,518	1,863,000
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares of Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	4,300,000
		4,000,002 shares of common stock (acquired 11-4-97)	4,615,000	21,700,000
			5,415,000	26,000,000
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares of common stock (acquired 1-5-73 and 3-31-73)	52,600	358,200,000
RESEARCH NOW GROUP, INC. Plano, Texas Provides data collection through online and mobile surveys using proprietary consumer and business panels.	0.0%	Senior secured second lien debt, due 3-18-22 (acquired 3-18-15)	6,895,231	6,895,231
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	28.7%	339,277 shares of Series A Convertible Preferred Stock convertible into 339,277 shares of Series A Preferred Stock at $14.76 per share (acquired 6-29-12)	3,204,222	5,939,000
		7% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,747,000
			5,951,222	8,686,000
TRAX DATA REFINERY, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	2.6%	211,368 shares of common stock (exchanged 3-19-15)	817,781	2,296,000
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	18.9%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.04 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	4,120,000

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2015

¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares of common stock (acquired 8-31-79)	1,600,000	89,000,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.1% limited partnership interest (acquired 8-4-08 thru 11-6-14)	2,634,790	3,288,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	5,071,514	4,771,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	433,403	232,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	16,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	108,000
	100%	¥ Humac Company 1,041,000 shares of common stock (acquired 1-31-75 and 12-31-75)	–	244,000
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	622,783	14,000
TOTAL INVESTMENTS			$ 64,960,262	$ 535,536,231

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2014

Company	Equity (a)	Investment (b)	Cost	Value (c)
‡†ALAMO GROUP INC. Seguin, Texas Tractor-mounted mowing and mobile excavation equipment for governmental, industrial and agricultural markets; street-sweeping and snow removal equipment for municipalities.	22.0%	‡2,831,300 shares of common stock (acquired 4-1-73 thru 5-09-13)	$ 2,190,937	$ 153,824,529
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	3,000,000	3,817,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	95.7%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	4,500,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares of Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	1,040,000
¥ CAPSTAR HOLDINGS CORPORATION Dallas, Texas Acquires holds and manages real estate for potential development and sale.	100%	500 shares of common stock (acquired 6-10-10) and 1,000,000 shares of preferred stock (acquired 12-17-12)	4,703,619	7,514,000
CINATRA CLEAN TECHNOLOGIES, INC. Houston, Texas Cleans above ground oil storage tanks with a patented, automated system.	76.2%	12% subordinated secured promissory note, due 5-9-16 (acquired 5-19-10 thru 10-20-10)	779,278	1
		12% subordinated secured promissory note, due 5-9-17 (acquired 5-9-11 thru 10-26-11)	2,285,700	1
		12% subordinated secured promissory note, due 3-31-17 (acquired 9-9-11 and 10-26-11)	1,523,800	1
		10% subordinated secured promissory note, due 5-9-17 (acquired 7-14-08 thru 4-28-10)	921,588	1
		12% subordinated secured promissory note, due 10-31-17 (acquired 10-19-12)	499,997	1
		12% subordinated secured promissory note, due 9-30-14 (acquired 7-25-13)	1,157,850	1
		12% subordinated secured promissory note, due 9-30-14 (acquired 2-19-14)	152,394	1

†Publicly-owned company   ¥ Control investment   * Affiliated investment ‡Unrestricted securities

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2014

		9,891,578 shares of Series A Convertible Preferred Stock, convertible into 9,891,578 shares of common stock at $1.00 per share (acquired 7-14-08 thru 3-15-14)	9,891,578	1
		Warrants to purchase 1,436,499 shares of common stock at $1.00 per share, expiring 10-31-2027 (acquired 5-9-11 thru 10-19-12)	–	–
			17,212,185	8
DEEPWATER CORROSION SERVICES, INC. Houston, Texas Full-service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management.	31.3%	127,004 shares of Series A convertible preferred stock, convertible into 127,004 shares of common stock at $1.00 per shares (acquired 4-9-13)	8,000,000	8,000,000
¥DISCOVERY ALLIANCE, LLC Dallas, Texas Provides services related to intellectual property protection and development.	90%	90.0% limited liability company interest (acquired 9-12-08 thru 10-15-12)	1,315,000	400,000
‡†ENCORE WIRE CORPORATION McKinney, Texas Electric wire and cable for residential, commercial and industrial construction use.	6.2%	‡1,312,500 shares of common stock (acquired 9-10-92 thru 10-15-98)	5,200,000	63,590,625
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies and photos recorded in analog and digital formats.	23.3%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	2
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	994,000
		Warrants to purchase 8,396,000 shares of common stock at $0.12 per share, expiring 7-31-14 (acquired 9-13-10 thru 3-15-13)	–	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	308,000
		10% convertible notes, $880,000 principal due 7-31-14 (acquired from 3-15-13 to 9-26-13)	880,000	880,000
			6,266,479	2,182,002

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

Unrestricted securities (indicated by ‡) are freely marketable securities having readily available market quotations.  All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At March 31, 2015 and March 31, 2014, restricted securities represented approximately 100% and 67.5%, respectively, of the value of the consolidated investment portfolio.

(c)	Value

Our investments are carried at fair value in accordance with the Investment Company Act of 1940 (the “1940 Act”) and FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  In accordance with the 1940 Act, unrestricted publicly traded securities, for which the market quotations are readily available, are valued at quoted price from active market.  Privately held securities are valued as approved by the board of directors.

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

Privately held securities are valued and approved by the board of directors. The board of directors considers the financial condition and operating results of the issuer; the long-term potential of the business of the issuer; the market for and recent sales prices of the issuer’s securities; the values of similar securities issued by companies in similar businesses; and the proportion of the issuer’s securities owned by the Company. See Note 3 for our investment footnote.  Investments in certain entities that calculate net asset value per share (or its equivalent) and for which fair market value is not readily determinable are valued using the net asset value per share (or its equivalent, such as member units or ownership interest in partners’ capital to which a proportionate share of net assets is attributed) of the investment.

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

Organization

Capital Southwest Corporation (“CSWC”) is a publicly traded investment company.  Our investment interests are focused on acquisitions and investments in a broad range of industry segments. We were organized as a Texas corporation on April 19, 1961.  Until September 1969, we operated a small business investment company (“SBIC”) licensed under the Small Business Investment Act of 1958.  At that time, CSWC transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain assets including our license as a “SBIC".  CSVC is a closed-end, non-diversified investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act").  Prior to March 30, 1988, CSWC was registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, we elected to be treated as a business development company ("BDC~~”~~") subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980.  In order to remain a BDC, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur. We are also a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986 (the “Code”). As such, we are not required to pay corporate-level income tax on our investment income. We intend to maintain our RIC status, which requires that we qualify annually as a RIC by meeting certain specified requirements.   Because CSWC wholly owns CSVC, the portfolios of CSWC and CSVC are referred to collectively as "our," "we" and "us."  Capital Southwest Management Company ("CSMC"), a wholly-owned subsidiary of CSWC, is the management company for CSWC and CSVC.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for its day-to-day operations.

Our portfolio primarily consists of private companies in which we have controlling interests and private companies in which we have minority interests.  We make available significant managerial assistance to the companies in which we invest when we believe that providing managerial assistance to such investee companies is critical to their business development activities.  CSMC receives a monthly fixed fee for management services provided to certain of its controlled portfolio companies.

On December 2, 2014, Capital Southwest Corporation ("CSWC" or the "Company") announced that its board of directors (the "Board of Directors") had unanimously approved a plan to spin off certain of its controlled assets into a standalone publicly traded industrial growth company through a distribution to our shareholders of all of the shares of common stock of the new spin-off company (“Industrial Co.”) that would hold, directly or indirectly, the controlled assets.  CSWC anticipates that the Industrial Co. will be structured as a C corporation for tax purposes and operate as a diversified industrial growth company. Joseph B. Armes, chairman and chief executive officer of CSWC, will continue to serve as chairman of CSWC and is expected to become chairman and chief executive officer of Industrial Co. after the spin-off is completed. CSWC’s chief investment officer, Bowen S. Diehl, is expected to become chief executive officer of CSWC after the spin-off is completed.

Following the spin-off, CSWC anticipates that it will maintain operations as an internally-managed business development company ("BDC") and pursue a credit-focused investing strategy akin to similarly structured organizations. CSWC will continue to provide capital to middle-market companies. CSWC intends to primarily invest in debt securities, including senior “unitranche” debt, second lien and subordinated debt, and may also invest in preferred stock and common stock alongside its debt investments or through warrants.

CSWC will remain a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986. See Note 4 to the notes to the unaudited consolidated financial statements included under Item 8 of this report for a discussion of CSWC’s status as an RIC.

The spin-off is expected to be tax-free to shareholders and consummated by the end of the third quarter of 2015, however there can be no assurances regarding the ultimate timing of the transaction or that the transaction will be completed.  The spin-off will be contingent upon various conditions, including the effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission, receipt of a favorable opinion and/or ruling with respect to the tax-free nature of the transaction for federal income tax purposes, final approvals of the board of directors and other customary conditions.  As of the date of this filing, CSWC has not filed a Form 10 registration statement with the Securities and Exchange Commission.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Under rules and regulations applicable to investment companies, we are precluded from consolidating any entity other than another investment company.  An exception to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Accordingly, the consolidated financial statements include CSMC, our management company.

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

Fair Value Measurements We adopted FASB ASC Topic 820 (the “Statement”) on April 1, 2008.  ASC Topic 820 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value.  The Statement applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements.

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

Pursuant to our internal valuation process, each portfolio company is valued once a quarter.  In addition to our internal valuation process, our Board of Directors retains a nationally recognized firm to provide limited scope third party valuation services on certain portfolio investments.  Our Board of Directors retained Duff & Phelps to provide limited scope third party valuation services on three investments comprising 88.4% of our fair value at March 31, 2015.

We believe our investments at March 31, 2015 and March 31, 2014 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

Investments Investments are stated at fair value reviewed and approved by our Board of Directors as described in Notes to the Consolidated Schedule of Investments and Note 3 below.  The average cost method is used in determining cost of investments sold.  Investments are recorded on a trade date basis.

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

Interest and Dividend Income  Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recorded at the ex-dividend date for marketable securities and restricted securities.  In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security’s status on non-accrual basis, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis.

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

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. During the twelve months ended March 31, 2015 and 2014, we did not distribute any capital gain dividends to our shareholders. When we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35%. During the twelve months ended March 31, 2013, we distributed capital gains dividends in the amount of $5.09 per share to our shareholders. As an investment company that qualifies as a RIC under the IRC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 4 for further discussion.

CSMC, a wholly owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate of 35%.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the years ended March 31, 2015, 2014 and 2013.

Deferred Taxes  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain wholly owned portfolio companies.  In addition, CSMC records phantom stock options and bonus accruals on a quarterly basis. Deferred taxes related to the qualified defined pension plan, phantom stock options and bonus accruals are recorded as incurred.

Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by ASC 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost over the straight-line method for all share-based payments awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant. We utilized Monte Carlo simulation to develop grant date fair value for any restricted awards that are affected by market condition. For both restricted stock awards and market condition affected restricted awards, we will amortize this fair value to shared-based compensation expense over the vesting term.  For phantom stock options, the option value of phantom stock awards is calculated based on the changes in net asset value of our Corporation. We value the plan each quarter and either increase or decrease the liability based on the phantom option value. See Note 6 for further discussion.

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

Concentration of Risk  We place our idle cash in financial institutions and such balances may be in excess of the federally insured limits.

3.	INVESTMENTS

We record our investments at fair value as determined in good faith by the Company pursuant to our valuation policy in accordance to ASC 820 and a valuation process approved by our Board of Directors.  When available, we base the fair value of our investments on directly observable market prices or on market data derived from comparable assets.  For all other investments, inputs used to measure fair value reflect management’s best estimate of assumptions that would be used by market participants in pricing the investments in a hypothetical transaction.

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC.  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. We use Level 1 inputs for publicly traded unrestricted securities. Such investments are valued at quoted prices from active markets.

•	Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data. We did not value any of our investments using Level 2 inputs as of March 31, 2015 and 2014.

•	Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment. We used Level 3 inputs for measuring the fair value of 100% of our investments as of March 31, 2015. We used Level 3 inputs for measuring the fair value of approximately 67.5% of our investments as of March 31, 2014. See Note (c) in “Notes to Consolidated Schedule of Investments” for the investment policy used to determine the fair value of these investments.

As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within the fair value measurement is categorized based on the lowest level input that is significant to the fair value measurement which may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3).  Therefore, gains and losses for such investments categorized within the Level 3 table may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable (Level 3).  We conduct reviews of fair value hierarchy classifications on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification of certain investments.

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

Preferred Stock and Common Stock

The significant unobservable inputs used in the fair value measurement of our equity securities are EBITDA multiples, revenue multiples, net book values, tangible book value multiples, and the weighted average costs of capital (“WACC”). Generally, increases or decreases in EBITDA or revenue multiple inputs result in a higher or lower fair value measurement, respectively. Generally, increases or decreases in WACC result in a lower or higher fair value measurement, respectively. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third party appraisals. For recent investments, we generally rely on our cost basis to determine the fair value unless fair value is deemed to have departed from this level.

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

Limited Partnership or Limited Liability Company Interests

For recent investments, we generally evaluate limited partnership or limited liability company interests at cost, which is deemed to represent market value, unless or until there is substantive evidence that cost does not correspond to fair value. Thereafter, these securities are generally valued at our percentage interest of the partnership or company’s calculated net asset value, unless there is substantive evidence that the net asset value does not correspond to fair value. All investments of each partnership are valued by each partnership in accordance with ASC 820.

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company to value our Level 3 investments as of March 31, 2015 and March 31, 2014. Unobservable inputs are those inputs for which little or no market data exists and therefore require an entity to develop its own assumptions. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

Type	Valuation Technique	Fair Value at 3/31/2015 (in millions)	Unobservable Input	Range	Weighted Average
Preferred & Common Equity	Market Approach	$494.1	EBITDA Multiple	3.00x – 7.75x	7.15x
	Market Approach	$4.2	Recent Transaction Price	NA	NA
	Market Approach	$15.0	Cash and Asset Value	NA	NA
	Market Approach	$3.8	Multiple of Tangible Book Value	1.43x	1.43x
	Market Approach	$0.2	Market Value of Held for Securities	NA	NA
		$517.3
Debt	Face Value	$6.9	Recent Transaction Price	NA	NA
	Market Approach	$2.7	Expected cash flow	NA	NA
	Liquidation Value	0.2
Partnership or LLC Interests		$9.8
	Net Asset Value	$8.4	Fund Value	NA	NA
	Total	$535.5

Type	Valuation Technique	Fair Value at 3/31/2014 (in millions)	Unobservable Input	Range	Weighted Average
Preferred & Common Equity	Market Approach	$404.1	EBITDA Multiple	3.50x – 7.78x	7.00x
	Market Approach	$22.0	Revenue Multiple	1.53x – 2.50x	2.46x
	Market Approach	$8.0	Recent Transaction Price	NA	NA
	Market Approach	$7.6	Cash and Asset Value	NA	NA
	Market Approach	$3.8	Multiple of Tangible Book Value	1.54x	1.54x
	Market Approach	$0.2	Market Value of Held Securities	NA	NA
		$445.7
Debt	Discounted Cash Flow	$1.5	Discount Rate	11.69%	11.69%
	Recent Transaction Price	$1.2	Recent Transaction Price	NA	NA
Partnership Interests		$2.7
	Net Asset Value	$9.5	Fund Value	NA	NA
	Total	$457.9

As of March 31, 2015 and 2014, 100% and 67.5% respectively, of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2015 and March 31, 2014 (in millions):

		Fair Value Measurements at March 31, 2015 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$9.8	$	−	$	−	$9.8
Partnership Interests	8.4		−		−	8.4
Preferred Equity	29.4		−		−	29.4
Common Equity	487.9		−		−	487.9
Total Investments	$535.5	$	−	$	−	$535.5

		Fair Value Measurements at March 31, 2014 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$2.7	$	−	$	−	$2.7
Partnership Interests	9.5		−		−	9.5
Preferred Equity	47.0		−		−	47.0
Common Equity	618.7		220.0		−	398.7
Total Investments	$677.9		$220.0	$	−	$457.9

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value to another. We recognize transfer of financial instruments between levels at the end of each quarterly reporting period.

During the fiscal year ended March 31, 2014, we received a distribution of 108,105 shares of Capitala Finance Corporation (CPTA), a publicly traded NASDAQ stock, which represented 71% of our interest in Capital South Partners Fund III, L.P. As a result of this distribution, we transferred $1.4 million in securities from Level 3 to Level 1 under the fair value hierarchy of ASC 820.

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the years ended March 31, 2015 and 2014 (in millions):

	Fair Value 3/31/14	Net Unrealized Appreciation (Depreciation)	New Investments	Divestitures		Distributions		Fair Value at 3/31/15
Debt	$2.7	$0.1	$7.0	$	−	$	−	$9.8
Partnership Interests	9.5	0.1	0.3		(1.3)		(0.2)	8.4
Preferred Equity	47.0	10.4	−		(28.0)		−	29.4
Common Equity	398.7	87.9	1.3		−		−	487.9
Total Investments	$457.9	$98.5	$8.6		$(29.3)		$(0.2)	$535.5

	Fair Value 3/31/13	Net Unrealized Appreciation (Depreciation)	New Investments	Divestitures		Conversion of Security from Debt to Equity	Transfer out of Level 3		Fair Value at 3/31/14
Debt	$6.6	$(5.3)	$1.7	$	(1.9)	$1.6	$	−	$2.7
Partnership Interests	12.2	(2.6)	1.3		−	−		(1.4)	9.5
Preferred Equity	44.6	(4.8)	8.0		(0.8)	−		−	47.0
Common Equity	343.1	55.6	−		−	−		−	398.7
Total Investments	$406.5	$42.9	$11.0		$(2.7)	$1.6		$(1.4)	$457.9

The total unrealized gains included in earnings that related to assets still held at the report date for the years ended March 31, 2015 and 2014 were $98,558,053 and $106,955,455, respectively.

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

Additionally, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year. For the tax years ended December 31, 2014 and 2013, we distributed 100% of our investment company ordinary taxable income.  As a result, we have no tax provision for income taxes on ordinary taxable income for the tax years ended December 31, 2014 and 2013.

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

During our tax year ended December 31, 2014, we had long-term capital gains of $155,342,875 for tax purposes, which we elected to retain and treat as deemed distributions to our shareholders.

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

The following table sets forth a summary of our net realized gains on transactions by category:

	For the Tax Year Ended December 31
Net Realized Gains on Transactions In Investment Securities of	2014		2013
Control Investments	$	−	$20,861,458
Affiliated Investments		157,128,306	−
Non-Control/Non-Affiliated Investments		(1,189,983)	105,000
Net realized gain on investments		$155,938,323	$20,966,458
Capital gain distribution		−	(10,474,932)
Taxes incurred on deemed capital gain distribution		54,370,006	3,786,678
Net realized gains on investments(after tax)		$101,568,317	$6,704,848
Net realized gains on investment (for tax purposes; after tax)		$100,972,869	$7,032,401

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

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate.  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain wholly-owned portfolio companies.  In addition, CSMC records phantom stock option and bonus accruals on a quarterly basis. Deferred taxes related to the qualified defined benefit pension plan and phantom stock option and bonus accruals are recorded as incurred. As of March 31, 2015 and March 31, 2014, CSMC has a deferred tax liability of $1,411,920 and $1,940,009, respectively.

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. We had $22,355,353 and $14,029,087 of accumulated long term capital gains, as of March 31, 2015 and March 31, 2014, respectively. In accordance with the RIC rules, we elected to retain our long-term capital gains for the tax year ended December 31, 2014, incur the applicable income taxes of $54,370,006, and designate the after-tax gain as “deemed distributions” to shareholders. “Deemed distributions” are reclassified from accumulated net realized gains in additional paid in capital at the end of December.

6.	EXECUTIVE COMPENSATION PLAN

On August 28, 2014, our Board of Directors adopted an executive compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to executive officers of the Company. The plan is intended to align the compensation of the Company’s executive officers with the Company’s key strategic objective of increasing the market value of the Company’s shares through a transformative transaction for the benefit of the Company’s shareholders. Under the plan, Joseph B. Armes, Chief Executive Officer, Kelly Tacke, Chief Financial Officer, and Bowen S. Diehl, Chief Investment Officer, will receive an amount equal to six percent of the aggregate appreciation in the Company’s share price from August 28, 2014 (using a base price of $36.16 per share) to the date of the transformative transaction (such transaction, the “Trigger Event,” the transaction date, the “Trigger Event Date” and such payment amount, the “Total Payout Amount”).  The value accretion will include the value of any distributions to the Company shareholders, including any capital stock spun-off to the Company shareholders.  As to any payout up to $22.5 million, one-third of the payout will be allocated to each such officer, with any payout in excess of $22.5 million to be allocated as follows: Mr. Armes--50%, Ms. Tacke--25% and Mr. Diehl--25%.  The initial plan component consists of nonqualified options awarded to purchase 259,000 shares of common stock at an exercise price of $36.60 per share. The second plan component consists of awards of 127,000 shares of restricted stock, which have voting rights but do not have cash dividend rights. The final plan component consists of cash incentive payments awarded to each of Mr. Armes, Ms. Tacke and Mr. Diehl in an amount equal to the excess of each awardee’s allocable portion of the Total Payment Amount over the aggregate value as of the Trigger Event Date of the awardee’s restricted common stock and nonqualified option awards under the plan.  The awards shall vest and be exercisable as follows: (1) 1/3 on the Trigger Event Date; (2) 1/3 on the first anniversary of the Trigger Event Date; and (3) 1/3 on the second anniversary of the Trigger Event Date. Entitlement to such awards is conditioned on the awardee remaining in the employment of the Company or its subsidiaries on the vesting date, or in the event the employment of the awardee is transferred to a Company subsidiary spun-off to the Company’s shareholders, continuing employment by such spun-off subsidiary. The Company, however, reserves the right, in its sole discretion, to terminate the cash incentive award or to reduce the amount payable thereunder at any time prior to the Trigger Event Date.

As of the time of this report, no Trigger Event has occurred.  The Company currently expects to consummate a transformative transaction that it believes will qualify as a Trigger Event by the end of the third quarter of 2015, however there can be no assurances regarding the ultimate timing of the transaction or that the transaction will be completed.  The transaction will be contingent upon various conditions, including the effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission, receipt of a favorable opinion and/or ruling with respect to the tax-free nature of the transaction for federal income tax purposes, final approvals of the board of directors and other customary conditions.  As of the date of this filing, CSWC has not filed a Form 10 registration statement with the Securities and Exchange Commission.

7.	EMPLOYEE STOCK BASED COMPENSATION PLANS

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

On August 28, 2014, our Board of Directors amended the 2009 Plan, as permitted pursuant to Section 18 of the 2009 Plan (the “First Amendment to the 2009 Plan”).  The First Amendment to the 2009 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. In addition, on August 28, 2014, options to purchase 259,000 shares at $36.60 per share were granted under the 2009 Plan, as amended. These options will not begin to be exercisable or vest until the occurrence of a Trigger Event as described in Note 6 above. At March 31, 2015, there are options to acquire 372,000 shares of common stock outstanding and options to acquire 4,000 shares of common stock available for grant under the 2009 Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously granted under our 1999 Plan and outstanding on July 20, 2009 continue in effect and are governed by the provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at market price on the date of grant, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. At March 31, 2015, there are options to acquire 16,000 shares of common stock outstanding under the 1999 Plan.

We recognize compensation cost over the straight-line method for all share-based payments.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the vesting period of the related stock options. Accordingly, for the years ended March 31, 2015, 2014 and 2013, we recognized stock option compensation expense/(benefit) of $525,235, $(732,530), and $405,945 respectively.

As of March 31, 2015, the total remaining unrecognized compensation cost related to non-vested stock options was $1,820,625, which will be amortized over the weighted-average vesting period of approximately 2.5 years.

The following table summarizes the 2009 Plan and the 1999 Plan intrinsic price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk-Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
July 18, 2011	$8.27	0.83%	1.45%	40.0%	5
July 19, 2010	$7.15	0.91%	1.73%	37.5%	5
March 22, 2010	$8.14	0.84%	2.43%	37.8%	5
October 19, 2009	$6.34	1.04%	2.36%	37.6%	5
July 15, 2013	$11.82	0.54%	1.40%	36.1%	5
January 20, 2014	$8.37	0.60%	1.64%	27.0%	5
March 17, 2014	$7.04	0.57%	1.58%	21.1%	5
Aug 28, 2014	$5.79	0.55%	0.95%	22.7%	3
1999 Plan
July 30, 2008	$7.48	0.62%	3.36%	20.2%	5
July 21, 2008	$6.84	0.67%	3.41%	20.2%	5
July 16, 2007	$10.44	0.39%	4.95%	19.9%	5
July 17, 2006	$8.26	0.61%	5.04%	21.2%	7
May 15, 2006	$7.82	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of March 31, 2015:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2012	335,000	$21.44
Granted	–	–
Exercised	(108,092)	19.96
Canceled/Forfeited	(56,000)	21.44
Balance at March 31, 2013	170,908	22.37
Granted	85,000	35.25
Exercised	(69,108)	22.27
Canceled/Forfeited	(63,000)	22.08
Balance at March 31, 2014	123,800	31.40
Granted	259,000	36.60
Exercised	(6,800)	23.95
Canceled/Forfeited	(4,000)	23.95
Balance at March 31, 2015	372,000	$35.24

1999 Plan
Balance at March 31, 2012	380,000	28.41
Granted	–	–
Exercised	(76,420)	23.83
Canceled/Forfeited	(57,580)	27.79
Balance at March 31, 2013	246,000	33.00
Granted	–	–
Exercised	(108,000)	30.37
Canceled/Forfeited	(100,000)	38.25
Balance at March 31, 2014	38,000	$26.68
Granted	–	–
Exercised	22,000	29.10
Canceled/Forfeited	–	–
Balance at March 31, 2015	16,000	23.37
Combined Balance at March 31, 2015	388,000	$35.24

March 31, 2015	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding	2.5 years	$2,570,794
Exercisable	1.4 years	$389,447

At March 31, 2015, the range of exercise prices was $19.19 to $37.02 and the weighted-average remaining contractual life of outstanding options was 2.5 years. The total number of shares of common stock exercisable under both the 2009 Plan and the 1999 Plan at March 31, 2015 was 49,000 shares with a weighted-average exercise price of $27.04. During the year ended March 31, 2015, 259,000 options were granted and 28,800 options were exercised with an average exercise price of $27.89.

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

At March 31, 2015, 2014 and 2013, the number of options exercisable was 49,000, 46,800 and 252,908, respectively, and the weighted average price of those options was $27.04, $26.00 and $32.12, respectively.

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (“2010 Plan”), our Board of Directors reserved 188,000 shares of restricted stock for issuance to certain key employees. A restricted stock award is an award of shares of our common stock, which generally have full voting and dividend rights but are restricted with regard to sale or transfer.  Unless otherwise specified in the award agreement, the restrictions lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock grants and are subject to forfeiture if employment terminates prior to these restrictions lapsing. Unless otherwise specified in the award agreement, these shares vest in equal annual installments over a five-year period from the grant date and are expensed over the five-year vesting period starting on the grant date. On January 16, 2012, the Board of Directors granted 38,600 shares of restricted stock to key employees of the Company. On January 22, 2013, the Board of Directors granted 8,000 shares of restricted stock to officers of the Company. On July 15, 2013, The Board of Directors granted 5,000 shares of restricted stock to a key officer of the Company. On January 20, 2014, the Board of Directors granted 4,800 shares of restricted stock to key employees of the Company. On March 17, 2014, the Board of Directors granted 5,000 shares of restricted stock to a key employee of the Company.

On August 28, 2014, our Board of Directors amended the 2010 Plan, as permitted pursuant to Section 14 of the 2010 Plan (the “First Amendment to the 2010 Plan”).  The First Amendment to the 2010 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. In addition, on August 28, 2014, the Board of Directors granted 127,000 shares of restricted stock under the 2010 Plan, as amended. These restricted stock awards will not begin to vest until the occurrence of a Trigger Event described in Note 6 above. The number of restricted shares held by the awardee are subject to reduction to the extent that the sum of the value of the awardee's stock options (based on the spread) and the value of restricted stock as of the Trigger Event Date exceeds the awardee's allocable portion of the aggregate payout amount. Monte Carlo simulation was utilized to develop the grant date fair value for the restricted stock awards under the executive compensation plan.

The following table summarizes the restricted stock available for issuance for the year ended March 31, 2015:

Restricted stock available for issuance as of March 31, 2014	154,240
Restricted stock granted during the twelve months ended March 31 2015	(127,000)
Restricted stock forfeited during the twelve months ended March 31, 2015	4,000
Restricted stock available for issuance as of March 31, 2015	31,240

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the vesting period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant. For the fiscal years ended March 31, 2015, 2014, and 2013 we recognized total share based compensation expense of $502,185, $101,022 and $109,083, respectively related to the restricted stock issued to our employees and officers.

As of March 31, 2015, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $2,027,342, which will be amortized over the weighted-average vesting period of approximately 2.6 years.

The following table summarizes the restricted stock outstanding as of March 31, 2015:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share at grant date		Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2013	29,280	$22.32		4.1
Granted	14,800	35.17		4.7
Vested	(3,760)	22.28		3.1
Forfeited	(15,640)	21.90		−
Unvested at March 31, 2014	24,680	$30.30		4.1
Granted	127,000¹	15.19	[2]	2.5	[3]
Vested	(4,720)	30.51		−
Forfeited	(4,000)	22.98		−
Unvested at March 31, 2015	142,960	$17.07		2.6
_____
¹See Note 6.
2 Monte Carlo simulation was utilized to develop the grant date fair value for the restricted stock awards under the executive compansation plan.
3 The 127,000 shares of restricted stock granted on August 28, 2014 will not begin to vest until the occurrence of a Trigger Event.  As of the time of this report, no Trigger Event has occurred.  The Company currently expects to consummate a transformative transaction that it believes will qualify as a Trigger Event by the end of the third quarter of 2015, however there can be no assurances regarding the ultimate timing of the transaction or that the transaction will be completed.  The transaction will be contingent upon various conditions, including the effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission, receipt of a favorable opinion and/or ruling with respect to the tax-free nature of the transaction for federal income tax purposes, final approvals of the board of directors and other customary conditions.  As of the date of this filing, CSWC has not filed a Form 10 registration statement with the Securities and Exchange Commission.

Phantom Stock Plan

On January 16, 2012, our Board of Directors approved the issuance of 104,000 phantom stock options at an exercise price of $36.74 (Net Asset Value at December 31, 2011) pursuant to the Capital Southwest Corporation Phantom Stock Option Plan to provide deferred compensation to certain key employees. On January 22, 2013, the Board of Directors granted 16,200 shares of phantom stock options at an exercise price of $41.34 per share (Net Asset Value at December 31, 2012) to officers of the Company.  On July 15, 2013, the Board of Directors granted 24,000 shares of phantom stock options at an exercise price of $43.80 per share (Net Asset Value at June 30, 2013) to a key officer of the Company. Additionally, the Board of Directors granted 38,000 shares of phantom stock options at an exercise price of $50.25 per share (Net Asset Value at December 31, 2013) to several key employees of the Company in January 2014 and March 2014. Under the plan, awards vest on the fifth anniversary of the award date. Upon exercise of the phantom option, a cash payment in an amount for each phantom share equal to estimated fair market value minus the phantom option exercise price, adjusted for capital gain dividends declared, will be distributed to plan participants. During the twelve months ended March 31, 2015, a payment in the amount of $193,708 was paid out to a vested employee. The estimated liability for phantom stock awards was $671,758 at March 31, 2015. During the twelve months ended March 31, 2014, a payment in the amount of $520,730 was paid out to a vested employee. At March 31, 2014, our estimated liability for phantom stock options was $673,268.

There were no phantom stock options granted during the twelve months ended March 31, 2015.

Phantom Stock Awards	Number of Shares	Weighted Average Grant Price Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2014	95,000	$43.59	4.1
Granted	−	−	−
Vested	10,000	36.74	−
Forfeited or expired	3,000	41.34	−
Unvested at March 31, 2015	82,000	$45.40	3.3

8.	EMPLOYEE STOCK OWNERSHIP PLAN

CSWC and certain controlled affiliates sponsor a qualified employee stock ownership plan (“ESOP”) in which certain employees participate.  Contributions to the plan, which are invested in our stock, are made at the discretion of our Board of Directors.  A participant’s interest in contributions to the ESOP fully vests after three years of active service.

During the three years ended March 31, 2015, we made contributions to the ESOP, which were included in operating expenses, of $243,570 in 2015, $178,890 in 2014, and $190,337 in 2013.

9.	RETIREMENT PLANS

CSWC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  The following information about the plan represents amounts and information related to CSWC’s participation in the plan and is presented as though CSWC sponsored a single-employer plan.  Benefits are based on years of service and an average of the highest five consecutive years of compensation during the last 10 years of employment.  The funding policy of the plan is to contribute annual amounts that are currently deductible for tax reporting purposes.  No contribution was made to the plan during the three years ended March 31, 2015. The qualified defined benefit pension plan is closed to any employees hired or rehired on or after January 1, 2015.

Additionally, CSWC sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan that provides for the payment, upon retirement, of the difference between the maximum annual payment permissible under the qualified retirement plan pursuant to federal limitations and the amount which would otherwise have been payable under the qualified plan.

The following tables set forth the qualified plan’s net pension benefit, benefit obligation, fair value of plan assets, and amounts recognized in our consolidated statements of operations at March 31, 2015, 2014 and 2013, as well as amounts recognized in our consolidated statements of assets and liabilities at March 31, 2015 and 2014:

	Years ended March 31,
	2015	2014	2013
Net pension benefit
Service cost-benefits earned during the year	$199,097	$253,837	$259,672
Interest cost on projected benefit obligation	347,933	291,699	286,639
Expected return on assets	(1,043,584)	(906,816)	(784,194)
Net amortization	25,284	68,813	49,803
Net pension benefit from qualified plan	$(471,270)	$(292,467)	$(188,080)

	Years ended March 31,
	2015	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$7,149,380	$6,421,611	$5,136,555
Service cost	199,097	253,837	259,672
Interest cost	347,933	291,699	286,639
Actuarial gain	930,588	306,173	818,784
Benefits paid	(298,444)	(123,940)	(80,039)
Benefit obligation at end of year	$8,328,554	$7,149,380	$6,421,611

	Years ended March 31,
	2015	2014	2013
Change in plan assets
Fair value of plan assets at beginning of year	$18,112,073	$15,183,833	$12,485,876
Actual return on plan assets	809,152	3,052,180	2,777,996
Benefits paid	(298,444)	(123,940)	(80,039)
Fair value of plan assets at end of year	$18,622,781	$18,112,073	$15,183,833

	Years ended March 31,
	2015	2014
Funded status and amounts recognized in consolidated statements of assets and liabilities
Actuarial present value of benefit obligations: Accumulated benefit obligation	$(7,149,380)	$(6,421,611)
Projected benefit obligation for service rendered to date	(8,328,554)	(7,149,380)
Plan assets at fair value*	18,622,781	18,112,073
Funded status	10,294,227	10,962,693
Unrecognized net (gain)loss	(146,916)	(1,296,029)
Unrecognized prior service costs	103,825	113,202
ASC 715 adjustment	43,091	1,182,827
Prepaid pension cost included in pension assets	$10,294,227	$10,962,693

*Includes approximately 238,252 shares of CSWC Common Stock.

The following tables set forth the retirement restoration plan’s net pension benefit and benefit obligation amounts at March 31, 2015, 2014 and 2013, as well as amounts recognized in our consolidated statements of assets and liabilities at March 31, 2015, 2014:

	Years ended March 31,
	2015	2014	2013
Net pension cost
Service cost-benefits earned during the year	$17,795	$106,199	$37,052
Interest cost on projected benefit obligation	142,579	197,366	106,939
Net amortization	31,154	164,649	9,731
Net pension cost from restoration plan	$191,528	$468,214	$153,722

	Years ended March 31,
	2015	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$3,103,308	$2,649,966	$1,568,392
Service cost	17,795	106,199	37,052
Interest cost	142,579	197,366	106,939
Actuarial gain	105,475	149,777	810,303
Other adjustments	(249,923)	–	127,280
Benefit obligation at end of year	$3,119,234	$3,103,308	$2,649,966

	Years ended March 31,
	2015	2014
Amounts recognized in our consolidated statements of assets and liabilities
Projected benefit obligation	$(3,119,234)	$(3,103,308)
Unrecognized net gain	863,079	805,004
Unrecognized prior service costs	(89,804)	(106,050)
ASC 715 adjustment	(773,275)	(698,954)
Accrued pension cost included in pension liabilities	$(3,119,234)	$(3,103,308)

The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years ended March 31,
	2015	2014	2013
Discount rate	4.25%	5.00%	4.50%
Rate of compensation increases	5.00%	5.00%	5.00%

The following assumptions were used in estimating the net periodic (income)/expense:

	Years ended March 31,
	2015	2014	2013
Discount rate	5.00%	4.50%	5.25%
Expected return on plan assets	7.00%	7.00%	6.50%
Rate of compensation increases	5.00%	5.00%	5.00%

Following are the expected benefit payments for the next five years and in the aggregate for the years 2021-2025:

(In thousands)	2016	2017	2018	2019	2020	2021-2025
Qualified Plan	$307	$363	$372	$396	$394	$2,438
Restoration Plan	$199	$199	$202	$206	$207	$1,154

During the plan year ended March 31, 2015, the discount rate was changed from 5.00% to 4.25%. The expected rate of return on assets assumption was determined based on the anticipated performance of the various asset classes in the plan’s portfolio and the allocation of assets to each class.  The anticipated asset class return is developed using historical and predicted asset return performance, considering the investments underlying each asset class and expected investment performance based on forecasts of inflation, interest rates and market indices for fixed income and equity securities.

Plan Assets

Our pension plan is administered and managed by the trustees of the plan that has fiduciary responsibility for the plan’s management. All assets are held in the custody of Northern Trust.  Currently, approximately 70.8% of the assets are selected and managed by Northern Trust and the remainder of the assets are held in custody at Northern Trust, invested mostly in equity securities, including our stock.  The plan assets are invested using a total return approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and achieve our targeted investment return benchmark.  Investment performance and asset allocation are measured and monitored on an ongoing basis.

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

The current target allocations for managed plan assets are 25%-43% equity, 40%-66% for fixed income, and 5%-15% for alternatives.  Equity investments include U.S. and foreign equities, as well as publicly traded and non-publicly traded mutual funds.  Fixed income securities include long-duration government obligations, government agency obligations and corporate obligations. Alternatives includes real estate and infrastructure, natural resources and commodities, hedge funds and private equity.

CSWC’s pension plan asset allocations are as follows:

	Percentage of Plan Assets at March 31
Asset Category	2015	2014
Equity securities	57.9%	83.5%
Fixed income securities	35.7%	11.9%
Other	2.9%	-
Cash and cash equivalents	3.5%	4.6%
	100.0%	100.0%

Below are the details of the pension plan asset for Capital Southwest Corporation and its affiliates, of which Capital Southwest Corporation assets were $18,622,781 and $18,112,073 as of March 31, 2015 and 2014, respectively. The following fair value hierarchy table sets forth our pension plan investment portfolio by level as of March 31, 2015 (in millions):

		Fair Value Measurements at Reporting Date Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level I	Significant Other Observable Inputs Level 2	Significant Observable Inputs Level 3
Equity securities (a)	$35.7	$19.5	$16.2	$–
Fixed income securities (b)	22.0	2.1	19.9	–
Cash and cash equivalents	2.2	2.2	–	–
Other	1.8	1.1	0.7	–
Total	$61.7	$24.9	$36.8	$–

The following fair value hierarchy table sets forth our pension plan investment portfolio by level as of March 31, 2014 (in millions):

		Fair Value Measurements at Reporting Date Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level I	Significant Other Observable Inputs Level 2	Significant Observable Inputs Level 3
Equity securities (a)	$50.2	$32.7	$17.5	$–
Fixed income securities (b)	7.2	–	7.2	–
Cash and cash equivalents	2.8	2.8	–	–
Total	$60.2	$35.5	$24.7	$–

There were no plan assets valued using significant unobservable inputs (level 3) as of March 31, 2015 or 2014.

(a)	This category includes investment in equity securities of large, medium and small companies and equity investments in foreign companies. Mutual funds included in this category are valued using the net asset value per unit as of the valuation date. These investments include shares of our common stock. At March 31, 2015 and 2014, our common stock represented 17.7% and 20.3% respectively, of the plan assets.

(b)	This category includes investments in investment grade fixed income instruments, primarily U.S. government obligations.

10.	COMMITMENTS

As of March 31, 2015, we had agreed, subject to certain conditions, to invest up to $270,000 in one portfolio company.

We lease office space under an operating lease which requires annual base rentals of approximately $250,000. For the three years ended March 31, 2015, total rental expense was $207,162 in 2015, $142,521 in 2014, and $141,155 in 2013, and the rent commitments for the next five years as of March 31, 2015 are as follows:

Year ending March 31,	Rent Commitment
2016	220,720
2017	229,982
2018	239,243
2019	248,504
2020	257,765
Total	$1,196,214

11.	SOURCES OF INCOME

	Investment Income				Realized Gain (Loss) on Investments before Income Taxes
Year ended March 31, 2015	Interest		Dividends	Other Income
Companies more than 25% owned	$	−	$8,294,500	$484,800	$(1,175,287)
Companies 5% to 25% owned		−	581,021	−	157,213,916
Companies less than 5% owned		288,292	67,309	75,000	8,225,962
Other sources, including temporary investments		122,225	−	35,185	−
		$410,517	$8,942,830	$594,985	$164,264,591
Distribution from Realized Gain		−	−	−	−
		$410,517	$8,942,830	$594,985	$164,264,591

	Investment Income				Realized Gain (Loss) on Investments before Income Taxes
Year ended March 31, 2014	Interest		Dividends	Other Income
Companies more than 25% owned	$	−	$8,650,000	$485,267	$	−
Companies 5% to 25% owned		250,811	2,575,038	48,800		−
Companies less than 5% owned		259,377	179,728	89,189		14,084,087
Other sources, including temporary investments		66,949	−	1,386		−
		$577,137	$11,404,766	$624,642		$14,084,087
Distribution from Realized Gain		−	−	−		−
		$577,137	$11,404,766	$624,642		$14,084,087

	Investment Income				Realized Gain (Loss) on Investments before Income Taxes
Year ended March 31, 2013	Interest		Dividends	Other Income
Companies more than 25% owned	$	−	$6,944,214	$484,800	$20,861,458
Companies 5% to 25% owned		250,298	868,560	66,950	66,037,485
Companies less than 5% owned		1,756,452	279,917	111,963	2,658,871
Other sources, including temporary investments		71,136	−	971	−
		$2,077,886	$8,092,691	$664,684	$89,557,814
Distribution from Realized Gain		−	−	−	(77,300,714	)*
		$2,077,886	$8,092,691	$664,684	$12,257,100

* During the twelve months ended March 31, 2013, we distributed $77,300,714 or $5.09 per share of capital gains dividends.

12.                SELECTED QUARTERLY FINANCIAL DATA

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2015 and 2014 (in thousands except per share amounts):

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net investment income (loss)	$(1,483)	$(1,239)	$4,429	$(4,152)	$(2,445)
Net realized gain on investments	(15,713)	46,393	111,229	22,356	164,265
Net increase (decrease) in unrealized appreciation of investments	36,917	(75,744)	(84,964)	15,414	(108,377)
Net increase (decrease) in net assets from operations	19,721	(30,590)	30,694	33,617	53,442
Net increase (decrease) in net operations per share	1.19	(2.38)	(1.62)	2.13	(0.68)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net investment income (loss)	$(1,202)	$(1,191)	$6,260	$1,027	$4,894
Net realized gain on investments	55	-	-	14,029	14,084
Net increase (decrease) in unrealized appreciation of investments	10,392	45,615	53,308	(16,283)	93,032
Net increase (decrease) in net assets from operations	9,245	44,424	59,569	(1,228)	112,010
Net increase (decrease) in net operations per share	.50	2.91	3.54	(.27)	6.68

13.                SELECTED PER SHARE DATA AND RATIOS

The following presents a summary of the selected per share data for the years ended March 31, 2011 through 2015 (in thousands except per share amounts)

	Years Ended March 31
Per Share Data	2015	2014	2013	2012	2011
Investment income	$.64	$.82	$.71	$.62	$.50
Operating expenses	(.78)	(.55)	(.55)	(.44)	(.37)
Income taxes	(.02)	.05	(.04)	(.01)	(.01)
Net investment (loss) income	(.16)	.32	.12	.17	.12
Distributions from undistributed net investment income	(.20)	(.20)	(.20)	(.20)	(.20)
Net realized gain, net of tax incurred on deemed capital gain distributions	7.06	.66	5.81	.70	2.59
Dividends from capital gains	–	–	(5.07)	–	–
Net increase (decrease) in unrealized appreciation of investments	(6.96)	6.04	1.08	5.23	.86
Exercise of employee stock options**	(.04)	(.18)	(.24)	–	(.05)
Forfeiture/ (Issuance) of restricted stock***	(.40)	–	(.10)	–	–
Share based compensation expense	.07	(.04)	.03	.07	.07
Net change in pension plan funded status	(.05)	.08	.01	(.03)	(.01)
Treasury stock*	–	–	–	–	–
Increase (decrease) in net asset value	(.68)	6.68	1.44	5.94	3.38
Net asset value
Beginning of year	49.98	43.30	41.86	35.92	32.54
End of year	$49.30	$49.98	$43.30	$41.86	$35.92

Ratios and Supplemental Data
Ratio of operating expenses to average net assets	1.59%	1.18%	1.36%	1.07%	1.10%
Ratio of net investment income to average net assets	(.32%)	.68%	.31%	.41%	.35%
Portfolio turnover rate	0.93%	1.76%	2.22%	2.15%	2.78%
Net asset total return	8.4%	16.9%	27.00%	18.07%	18.40%

Shares outstanding at end of period (000s) omitted	15,565	15,414	15,236	15,020	15,012

*    Net increase is due to purchases of common stock at prices less than beginning period net asset value.
** Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.
***Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

SCHEDULE 12-14

Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company / Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at March 31, 2014	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2015
Control Investments
The RectorSeal Corporation 27,907 shares common stock	$8,320	$275,800	$82,400	−	$358,200
The Whitmore Manufacturing Company 80 shares common stock	360	88,500	500	−	89,000
Media Recovery, Inc. 800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock	−	4,000	300		4,300
4,000,002 shares common stock	−	19,900	1,800		21,700
Balco, Inc. 445,000 shares common stock; 60,920 shares Class B non-voting common	−	4,500	600	−	5,100
CapStar Holdings Corporation 500 shares common stock;		5,916	2,644	-	8,560
1,000,000 shares preferred stock	94	1,598	713	-	2,311
Discovery Alliance, LLC 90.0% limited liability company	−	400		(400)	-
Humac Company 1,041,000 shares of common stock	5	210	34	-	244
Total Control Investments	$8,779	$400,824	$88,991	$(400)	$489,415

Portfolio Company / Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at March 31, 2014	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2015
Affiliated Investments
Alamo Group, Inc.	$536	153,824	-	(153,824)	-
Encore Wire Corporation	45	63,591	-	(63,591)	-
Boxx Technologies, Inc. 3,125,354 shares Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share	−	1,040	1,322	-	2,362
kSEP Holdings, Inc. 861,591 shares of common stock	−	−	1,863		1,863
Wellogix, Inc. 4,788,371 shares Series A-1 Convertible Preferred Stock, convertible into 4,788,371 shares of common stock at $1.0441 per share	-	25	4,095	−	4,120
Total Affiliated Investments	$581	$218,480	$7,280	$(217,415)	$8,345
Total Control & Affiliated Investments	$9,361	$619,304	$96,271	$(217,815)	$497,760

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

(a)            Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, our Chairman of the Board and President and our Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act).  Based upon this evaluation, our Chairman of the Board, President and Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

(b)            Management’s report on internal control over financial reporting

The management of Capital Southwest Corporation and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2015.

(c)	Attestation report of the registered public accounting firm

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2015, which is set forth above under the heading “Report of Independent Registered Public Accounting Firm” in Item 8 of this Annual Report.

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

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2015 annual meeting of shareholders under the headings of "Election of Directors," “Corporate Governance,” “Executive Officers” and "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Securities and Exchange Commission on or before July 8, 2015, and is incorporated herein by reference.

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

Item 11.              Executive Compensation

The information required by this Item 11 will be contained in the definitive proxy statement relating to our 2015 annual meeting of shareholders under the headings of "Compensation of Executive Officers," “Compensation of Directors,” “Compensation Discussion and Analysis” and "Compensation Committee Report" to be filed with the Securities and Exchange Commission on or before July 8, 2015, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the sections of our 2015 Proxy Statement captioned "Stock Ownership of Certain Beneficial Owners" is incorporated in this Item 12 by reference.

The table below sets forth certain information as of March 31, 2015 regarding the shares of our common stock available for grant or granted under stock option plans that (1) were approved by our shareholders, and (2) were not approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders (1)	388,000	$34.75	4,000

Equity compensation plans not approved by shareholders (2)	−	−	−
Total	388,000	$34.75	4,000

1)	Includes the 1999 Stock Option Plan and the 2009 Stock Incentive Plan and excludes restricted shares under 2010 Restricted Stock Award Plan. For a description of both plans, please refer to Footnote 7 contained in our consolidated financial statements.

2)	We have no equity compensation plans that were not approved by shareholders.

Other information required by this Item 12 will be contained in the definitive proxy statement relating to our 2015 annual meeting of shareholders under the heading of "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission on or before July 8, 2015, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the definitive proxy statement relating to our 2015 annual meeting of shareholders under the headings of "Certain Relationships and Related Transactions” and "Corporate Governance" to be filed with the Securities and Exchange Commission on or before July 8, 2015, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the definitive proxy statement relating to our 2015 annual meeting of shareholders under the heading of "Ratification and Appointment of Independent Registered Public Accounting Firm for the Year ended March 31, 2016" to be filed with the Securities and Exchange Commission on or before July 8, 2015, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	Consolidated Financial Statements

2.	Schedule of Investments in and Advances To Affiliates
Reports of Independent Registered Public Accounting Firm

3.	Exhibits

A list of the exhibits required to be filed or furnished as part of this Annual Report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION
By:	/s/ Joseph B. Armes
Joseph B. Armes Chairman of the Board President and Chief Executive Officer
Date:  June 3, 2015

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph B. Armes	Chairman of the Board and President	June 3, 2015
Joseph B. Armes	(Chief Executive Officer)

/s/ David R. Brooks	Director	June 3, 2015
David R. Brooks

/s/ Jack D. Furst	Director	June 3, 2015
Jack D. Furst

/s/ Samuel B. Ligon	Director	June 3, 2015
Samuel B. Ligon

/s/ T. Duane Morgan	Director	June 3, 2015
T. Duane Morgan

/s/ William Thomas III	Director	June 3, 2015
William Thomas III

/s/ John H. Wilson	Director	June 3, 2015
John H. Wilson

/s/ Kelly Tacke	Chief Financial Officer	June 3, 2015
Kelly Tacke	(Chief Financial/Accounting Officer)

EXHIBIT INDEX

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

10.15
Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended March 31, 2012)

10.16
Amendment One to Retirement Plan for employees of Capital Southwest Corporation and its affiliates as amended and restated effective April 1, 2011(filed as Exhibit 10.16 to Form 10-K for the fiscal year ended March 31, 2013)

10.17	Joseph B. Armes Revised Offer Letter (filed as Exhibit 99.2 to Form 8-K dated May 17, 2013).

10.18	Capital Southwest Corporation 2009 Stock Incentive Plan (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2011)

10.19	Capital Southwest Corporation 2010 Restricted Stock Award Plan (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2011)

Exhibit No.	Description

10.20	First Amendment to the Capital Southwest Corporation 2009 Stock Incentive Plan (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2014)

10.21	First Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2014)

10.22	Form of Restricted Stock Award Agreement under the 2010 Restricted Stock Award Plan, as amended (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2014)

10.23	Form of Non-Qualified Stock Option Agreement under the 2009 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2014)

10.24	Form of Cash Incentive Award Agreement (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2014)

21.1 *	List of subsidiaries of the Company.

23.1 *	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

31.1 *	Certification of Chairman of the Board and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

31.2 *	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

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