Form 10-Q
period 2015-06-30
CAPITAL SOUTHWEST CORP
filed 2015-08-07
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,583,332 shares of Common Stock, $0.25 value, as of August 6, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands of dollars, except shares and per share data)

	June 30, 2015	March 31, 2015
Assets	(Unaudited)
Investments at market or fair value
Companies more than 25% owned (Cost: June 30, 2015 - $12,396, March 31, 2015 - $12,396)	$495,653	$489,415
Companies 5% to 25% owned (Cost: June 30, 2015 - $5,443, March 31, 2015 - $6,944)	5,961	8,345
Companies less than 5% owned (Cost: June 30, 2015 - $54,745, March 31, 2015 - $45,620)	45,791	37,776
Total investments (Cost: June 30, 2015 - $72,584, March 31, 2015 - $64,960)	547,405	535,536
Cash and cash equivalents	212,623	225,797
Receivables
Dividends and interest	95	77
Other	4,176	4,246
Income tax receivable	684	95
Net pension assets	10,412	10,294
Other assets	742	827
Total assets	$776,137	$776,872
Liabilities

Other liabilities	$2,212	$4,923
Accrued restoration plan liability	3,109	3,119
Deferred income taxes	2,030	1,412
Total liabilities	7,351	9,454

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 17,922,844 shares at June 30, 2015 and 17,904,844 shares at March 31, 2015	4,481	4,476
Additional capital	299,079	298,338
Accumulated net investment loss	(8,762)	(4,390)
Accumulated net realized gain	23,104	22,355
Unrealized appreciation of investments	474,821	470,576
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	768,786	767,418
Total liabilities and net assets	$776,137	$776,872
Net asset value per share (15,583,332 shares outstanding at June 30, 2015 and 15,565,332 at March 31, 2015)	$49.33	$49.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2015	2014
Investment income:
Interest	$459	$140
Dividends	300	500
Management fees and other income	205	140
	964	780
Operating expenses:
Salaries	1,212	1,302
Share-based compensation expense	359	116
Net pension (benefit) expense	(70)	44
Professional fees	1,538	390
Other operating expenses	725	478
	3,764	2,330
Loss before income taxes	(2,800)	(1,550)
Income tax expense(benefit)	30	(67)

Net investment loss	$(2,830)	$(1,483)

Proceeds from disposition of investments	7,894	3,203
Cost of investments sold	(7,145)	(18,916)
Net realized gain (loss) on investments	749	(15,713)

Net increase in unrealized appreciation of investments	4,245	36,917

Net realized and unrealized gain on investments	$4,994	$21,204

Increase in net assets from operations	$2,164	$19,721

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2015	2014
Operations:
Net investment loss	$(2,830)	$(1,483)
Net realized gain (loss) on investments	749	(15,713)
Net increase in unrealized appreciation of investments	4,245	36,917
Increase in net assets from operations	2,164	19,721
Distributions from:
Undistributed net investment loss	(1,542)	(1,541)
Undistributed net realized gain	-	-
Capital share transactions:
Exercise of employee stock options	387	-
Share-based compensation expense	359	116
Increase in net assets	1,368	18,296
Net assets, beginning of period	767,418	770,388
Net assets, end of period	$768,786	$788,684

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities
Increase in net assets from operations	$2,164	$19,721
Adjustments to reconcile increase in net assets from operations to net cash (used in) provided by operating activities:
Net proceeds from disposition of investments	7,249	3,127
Return of capital on investments	645	76
Purchases of securities	(14,769)	(76)
Depreciation and amortization	16	2
Net pension (benefit) expense	(128)	44
Realized (gain) loss on investments before income tax	(749)	15,713
Net increase in unrealized appreciation of investments	(4,245)	(36,917)
Share-based compensation expense	359	116
(Increase) decrease in dividend and interest receivable	(18)	565
Decrease in other receivables	70	30
Increase in income tax receivable	(589)	(367)
Decrease in other assets	69	58
Decrease in other liabilities	(2,711)	(834)
Increase in deferred income taxes	618	270
Net cash (used in ) provided by operating activities	(12,019)	1,528
Cash flows from financing activities
Distributions from undistributed net investment income	(1,542)	(1,541)
Proceeds from exercise of employee stock options	387	–
Net cash used in financing activities	(1,155)	(1,541)
Net decrease in cash and cash equivalents	(13,174)	(13)
Cash and cash equivalents at beginning of period	225,797	88,163
Cash and cash equivalents at end of period	$212,623	$88,150

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2015

Company (a)	Equity (b)	Investment (c)	Cost	Value (d)
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	$ 3,000,000	$ 3,779,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	100.0%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	6,400,000
¥ CAPSTAR HOLDINGS CORPORATION Dallas, Texas Acquire, hold and manage real estate for potential development and sale.	100%	500 shares of common stock (acquired 6-10-10) and 1,000,000 shares of preferred stock (acquired 12-17-12)	4,703,619	10,520,000
DEEPWATER CORROSION SERVICES, INC. Houston, Texas full-service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management.	31.1%	127,004 shares of Series A convertible preferred stock, convertible into 127,004 shares of common stock at $1.00 per shares (acquired 4-9-13)	8,000,000	2,532,000
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	24.5%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	–
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	–
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
		Warrants to purchase 616,000 shares of common stock at $0.01 per share, expiring 9-7-22 (acquired 9-7-12)	–	–
		Warrants to purchase 5,280,000 shares of common stock at $0.01 per share, expiring 3-15-23 (acquired thru 3-15-13)	–	–
		10% convertible notes, $308,000 principal due 7-31-16(acquired 9-7-12)	308,000	–
		10% convertible notes, $880,000 principal due 7-31-16 (acquired 3-15-13)	880,000	–
		18% notes, $148,507 principal due 7-31-16 (acquired 11-3-14)	148,507	166,000
			6,414,986	166,000

¥ Control investment   * Affiliated investment
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2015

*kSEP HOLDINGS, INC. Durham, North Carolina Provides single-use and scalable bioprocessing solutions in the area of recombinant therapeutics, cell therapy, and vaccine manufacturing.	17.1%	861,591 shares of common stock (exchanged 03-24-15)	443,518	1,943,000
LTI HOLDINGS, INC. Modesto, California Diversified custom components manufacturer that provides highly engineered solutions to OEMs.	0.0%	LIBOR plus 9.25% (Floor 1.00%), Current coupon: 10.25%; Senior secured debt, due 4-17-23 (acquired 4-17-15)	6,826,711	6,826,711
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares of Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	5,000,000
		4,000,002 shares of common stock (acquired 11-4-97)	4,615,000	25,100,000
			5,415,000	30,100,000
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares of common stock (acquired 1-5-73 and 3-31-73)	52,600	369,600,000
RESEARCH NOW GROUP, INC. Plano, Texas Provides data collection through online and mobile surveys using proprietary consumer and business panels.	0.0%	LIBOR plus 8.75% (Floor: 1.00%), Current coupon: 9.75%; Senior secured debt, due 3-18-22 (acquired 3-18-15)	6,897,874	6,897,874
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	28.7%	339,277 shares of Series A Convertible Preferred Stock convertible into 339,277 shares of Series A Preferred Stock at $14.76 per share (acquired 6-29-12)	3,204,222	5,948,000
		7% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,747,000
			5,951,222	8,695,000
TRAX DATA REFINERY, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	2.6%	211,368 shares of common stock (exchanged 3-19-15)	817,781	2,296,000
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	18.9%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.04 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	4,018,000

¥ Control investment   * Affiliated investment
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2015

¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares of common stock (acquired 8-31-79)	1,600,000	78,800,000
WINZER CORPORATION Plano, Texas Distributes fasteners, chemicals, tools and a wide variety of other products to customers in the industrial maintenance and repair, and automotive aftermarket sectors	0.0%	11% Secured subordinated debt, due 6-1-21 (acquired 6-1-15)	7,939,575	7,939,575
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.1% limited partnership interest (acquired 8-4-08 thru 11-6-14)	1,989,792	2,731,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	5,071,514	3,682,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	433,403	231,999
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	1
	100%	¥ Humac Company 1,041,000 shares of common stock (acquired 1-31-75 and 12-31-75)	–	233,000
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	622,783	14,000
TOTAL INVESTMENTS			$ 72,584,193	$ 547,405,160

¥ Control investment   * Affiliated investment
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

Company (a)	Equity (b)	Investment (c)	Cost	Value (d)
ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	$ 3,000,000	$ 3,779,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	100.0%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	5,100,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares of Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2,362,000
¥ CAPSTAR HOLDINGS CORPORATION Dallas, Texas Acquire, hold and manage real estate for potential development and sale.	100%	500 shares of common stock (acquired 6-10-10) and 1,000,000 shares of preferred stock (acquired 12-17-12)	4,703,619	10,871,000
DEEPWATER CORROSION SERVICES, INC. Houston, Texas full-service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management.	31.1%	127,004 shares of Series A convertible preferred stock, convertible into 127,004 shares of common stock at $1.00 per shares (acquired 4-9-13)	8,000,000	2,532,000
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	24.5%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	–
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	–
		Warrants to purchase 2,500,000 shares of common stock at $0.12 per share, expiring 1-21-21(acquired 9-13-10 thru 1-21-11)	–	–
		Warrants to purchase 616,000 shares of common stock at $0.01 per share, expiring 9-7-22 (acquired 9-7-12)	–	–
		Warrants to purchase 5,280,000 shares of common stock at $0.01 per share, expiring 3-15-23 (acquired thru 3-15-13)	–	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	–
		10% convertible notes, $880,000 principal due 7-31-14 (acquired 3-15-13)	880,000	–
		18% notes, $148,507 principal due 7-31-15 (acquired 11-3-14)	148,507	159,000
			6,414,986	159,000

¥ Control investment   * Affiliated investment
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.2%	3,846,154 Class D Convertible Preferred Stock (acquired 5-20-11)	5,000,000	5,000,000
*kSEP HOLDINGS, INC. Durham, North Carolina Provides single-use and scalable bioprocessing solutions in the area of recombinant therapeutics, cell therapy, and vaccine manufacturing.	17.1%	861,591 shares of common stock (exchanged 03-24-15)	443,518	1,863,000
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares of Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	4,300,000
		4,000,002 shares of common stock (acquired 11-4-97)	4,615,000	21,700,000
			5,415,000	26,000,000
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares of common stock (acquired 1-5-73 and 3-31-73)	52,600	358,200,000
RESEARCH NOW GROUP, INC. Plano, Texas Provides data collection through online and mobile surveys using proprietary consumer and business panels.	0.0%	LIBOR plus 8.75% (Floor: 1.00%), Current coupon: 9.75%; Senior secured debt, due 3-18-22 (acquired 3-18-15)	6,895,231	6,895,231
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	28.7%	339,277 shares of Series A Convertible Preferred Stock convertible into 339,277 shares of Series A Preferred Stock at $14.76 per share (acquired 6-29-12)	3,204,222	5,939,000
		7% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,747,000
			5,951,222	8,686,000
TRAX DATA REFINERY, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	2.6%	211,368 shares of common stock (exchanged 3-19-15)	817,781	2,296,000
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	18.9%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.04 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	4,120,000

¥ Control investment   * Affiliated investment
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares of common stock (acquired 8-31-79)	1,600,000	89,000,000
MISCELLANEOUS	–	Ballast Point Ventures II, L.P. 2.1% limited partnership interest (acquired 8-4-08 thru 11-6-14)	2,634,790	3,288,000
	–	BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	5,071,514	4,771,000
	–	CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	433,403	232,000
	–	Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	16,000
	–	First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	108,000
	100%	¥ Humac Company 1,041,000 shares of common stock (acquired 1-31-75 and 12-31-75)	–	244,000
	–	STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	622,783	14,000
TOTAL INVESTMENTS			$ 64,960,262	$ 535,536,231

¥ Control investment   * Affiliated investment
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Schedule of Investments

a)	Companies

The description of the companies shown in the Consolidated Schedules of Investments were obtained from published reports and other sources believed to be reliable.

b)	Equity

The percentages in the “Equity” column express equity interests held in each issuer collectively by each of Capital Southwest Corporation and its wholly-owned subsidiary, Capital Southwest Venture Corporation (together with Capital Southwest Corporation, the “Company”).  Each percentage represents the amount of the issuer’s common stock owned by the Company or which the Company has the right to acquire as a percentage of the issuer’s total outstanding common stock, on a fully diluted basis. Ownership percentages shown in the Consolidated Schedules of Investments were obtained from published reports and other sources believed to be reliable.

(c)	Investments

At June 30, 2015 and March 31, 2015, restricted securities represented 100% of the value of the consolidated investment portfolio.

Acquisition dates indicated are the dates specific securities were acquired, which may differ from the original investment dates.  Certain securities were received in exchange for or upon conversion or exercise of other securities previously acquired.

(d)	Value

Our investments are carried at fair value in accordance with the Investment Company Act of 1940 (the “1940 Act”) and Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  We determine in good faith the fair value of our Investment portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors.

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

Debt securities are generally valued on the basis of the price the security would command in order to provide a yield-to-maturity equivalent to the present yield of comparable debt instruments of similar quality.  For debt securities in which third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the investment in a current hypothetical sale using the yield to maturity valuation method. Issuers whose debt securities are rated as poor credit quality and the doubtful collectability may instead be valued by considering other factors including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

The Board of Directors considers the financial condition and operating results of the portfolio company; the long-term potential of the business of the portfolio company; the market for and recent sales prices of the portfolio companies’ securities; the values of similar securities issued by companies in similar businesses; and the proportion of the portfolio companies’ securities owned by us. See Note 3 for our investment footnote.  Investments in certain securities that calculate net asset value per share (or its equivalent) and for which fair market value is not readily determinable are valued using the net asset value per share (or its equivalent, such as member units or ownership interest in partners’ capital to which a proportionate share of net assets is attributed) of the investment.

Equity warrants are valued using the Black-Scholes model which defines the market value of a warrant in relation to the market price of the underlying common stock, share price volatility, and time to maturity.

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Southwest Corporation (“CSWC” or “Capital Southwest”) is a publicly traded investment company.  Our investment interests are focused on investments in a broad range of industry segments. We were organized as a Texas corporation on April 19, 1961.  Until September 1969, we operated a small business investment company (“SBIC”) licensed under the Small Business Investment Act of 1958.  At that time, CSWC transferred to its wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain assets including our license as a “SBIC".  CSVC is a closed-end, non-diversified investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act").  Prior to March 30, 1988, CSWC was registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, we elected to be treated as a business development company ("BDC") subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980.  In order to remain a BDC, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur. We are also a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986 (the “Code”). As such, we are not required to pay corporate-level income tax on our investment income. We intend to maintain our RIC status, which requires that we qualify annually as a RIC by meeting certain specified requirements.   Because CSWC wholly owns CSVC, the portfolios of CSWC and CSVC are referred to collectively as "our," "we" and "us."  Capital Southwest Management Company ("CSMC"), a wholly-owned subsidiary of CSWC, is the management company for CSWC and CSVC.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, office expenses and other administrative costs required for its day-to-day operations.

Our portfolio primarily consists of private companies in which we have controlling interests or non-controlling interests.  We make available significant managerial assistance to the companies in which we invest when we believe that providing managerial assistance to such investee companies is critical to their business development activities.  CSMC receives a monthly fixed fee for management services provided to certain of its controlled portfolio companies.

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

On December 2, 2014, Capital Southwest announced its plan to effect a spin-off, pursuant to which Capital Southwest will spin-off certain of its control assets into CSW Industrials, Inc. ("CSWI"), a stand-alone, publicly traded company. These assets include RectorSeal, Whitmore, Jet-Lube, Balco, Smoke Guard and CapStar. CSWC also anticipates that it will contribute an as-yet undetermined amount of cash to CSWI in connection with the spin-off.

On June 17, 2015, CSWC announced that its wholly-owned subsidiary, CSWI, filed a registration statement with the Securities and Exchange Commission (“SEC”) in connection with the proposed spin-off of Capital Southwest's industrial products, coatings, sealants and adhesives and specialty chemicals businesses into a standalone, publicly traded company. On July 21, CSWI filed the first amendment to the registration statement with the SEC. The spin-off will be effected by a distribution of CSWI shares on a pro rata basis to the shareholders of Capital Southwest as a special dividend. The transaction will be contingent upon various conditions, including the effectiveness of a Form 10 registration statement filed with the SEC, receipt of a favorable opinion and/or ruling with respect to the tax-free nature of the transaction for federal income tax purposes, final approvals of the Board of Directors and other customary conditions; however there can be no assurances regarding the ultimate timing of the transaction or that the transaction will be completed.

CSWC anticipates that CSWI will be structured as a C corporation for tax purposes and operate as a diversified industrial growth company. Joseph B. Armes, chairman and chief executive officer of CSWC, will continue to serve as chairman of CSWC and is expected to become chairman and chief executive officer of CSWI after the spin-off is completed. CSWC’s chief investment officer, Bowen S. Diehl, is expected to become chief executive officer of CSWC after the spin-off is completed. In addition, on June 29, 2015, we announced the appointment of Michael S. Sarner as Senior Vice President of the Company, effective July 14, 2015. Following the completion of the spin-off transaction, Mr. Sarner will be appointed as Chief Financial Officer of CSWC. Kelly Tacke, our current Chief Financial Officer, will be appointed as Chief Financial Officer of CSWI.

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

CSWC will remain an RIC under Subchapter M of the Code. See Note 4 of this report for a discussion of CSWC’s status as an RIC.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  Under rules and regulations applicable to investment companies, we are generally precluded from consolidating any entity other than another investment company subject to certain exceptions.  One of the exceptions to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Accordingly, the consolidated financial statements include CSMC, our management company.

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended June 30, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

The following is a summary of significant accounting policies followed by CSWC in the preparation of the consolidated financial statements.

Fair Value Measurements We adopted FASB ASC Topic 820 (the “Statement”) on April 1, 2008.  The Statement (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value.  The Statement applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements.

Fair value is generally determined based on quoted market prices in the active markets for identical assets or liabilities.  If quoted market prices are not available, we use valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs.  Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a readily available market for the securities existed.  In addition, changes in the market environment, portfolio company performance and other events may occur over the lives of the investments that may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned.  We determine the fair value of each individual investment and record changes in the fair value as unrealized appreciation or depreciation.

Pursuant to our internal valuation process, each portfolio company is valued on a quarterly basis.  In addition to our internal valuation process, our Board of Directors annually retains a nationally recognized firm to provide limited scope third party valuation services on certain portfolio investments.  Our Board of Directors retained Duff & Phelps to provide limited scope third party valuation services on three investments comprising 88.4% of our fair value at March 31, 2015.

We believe our investments at June 30, 2015 and March 31, 2015 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

Investments Investments are stated at fair value and are reviewed and approved by our Board of Directors as described in the Notes to the Consolidated Schedule of Investments and Note 3 below.  The average cost method is used in determining cost of investments sold.  Investments are recorded on a trade date basis.

Cash and Cash Equivalents Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase.  We deposit our cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

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

Interest and Dividend Income  Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. Any remaining discount/premium is accreted or amortized into income upon prepayment of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis.

Federal Income Taxes  CSWC and CSVC have elected and intend to comply with the requirements of the Internal Revenue Code (“IRC”) necessary to qualify as RICs.  By meeting these requirements, they will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to comply as an RIC, each company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the IRC, each year.  Investment company taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Investment company taxable income excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in investment company taxable income until they are realized.

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. During the quarter ended June 30, 2015, we did not distribute any capital gain dividends to our shareholders. When we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35%. As an investment company that qualifies as a RIC under the IRC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 4 for further discussion.

CSMC, a wholly owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate of 35%.

We account for interest and penalties as part of operating expenses.  There were no interest or penalties incurred during the quarters ended June 30, 2015 and 2014.

Deferred Taxes  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain wholly owned portfolio companies.  In addition, CSMC records individual incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the qualified defined pension plan, individual incentive award and bonus accruals are recorded as incurred.

Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by FASB ASC Topic 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost on a straight-line basis for all share-based payments awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant. We utilized Monte Carlo simulation to develop grant date fair value for any restricted awards that are affected by a market condition. For both restricted stock awards and market condition affected restricted awards, we will amortize this fair value to shared-based compensation expense over the vesting term.  For individual incentive awards, the option value of the individual incentive awards is calculated based on the changes in net asset value of our Company. We value the plan each quarter and either increase or decrease the liability based on the value of the individual incentive awards. See Note 6 and 7 for further discussion.

Defined Pension Benefits and Other Postretirement Plans We record annual amounts relating to the Retirement Plan for Employees of Capital Southwest Corporation based on calculations, which include various actuarial assumptions such as discount rates and assumed rates of return depending on the pension plan.  Material changes in pension costs could occur due to changes in the discount rate, changes in the expected long-term rate of return, changes in mortality table, and changes in level of contributions to the plans and other factors.  The funded status is the difference between the fair value of plan assets and the benefit obligation.  We recognize changes in the funded status of the defined benefit plan in the Statement of Assets and Liabilities in the year in which the changes occur and measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end.  We presently use March 31 as the measurement date for our defined benefit plan.

Concentration of Risk  We place our idle cash in financial institutions and such balances may be in excess of the federally insured limits.

3.	INVESTMENTS

We record our investments at fair value as determined in good faith by the Company pursuant to our valuation policy in accordance with the Statement and a valuation process approved by our Board of Directors.  When available, we base the fair value of our investments on directly observable market prices or on market data derived from comparable assets.  For all other investments, inputs used to measure fair value reflect management’s best estimate of assumptions that would be used by market participants in pricing the investments in a hypothetical transaction.

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”).  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and the investments that fall into each of the levels are described below:

●	Level 1: Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. We use Level 1 inputs for publicly traded unrestricted securities. Such investments are valued at quoted prices from active markets. We did not have any Level 1 investments as of June 30, 2015 and March 31, 2015.

●	Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data. We did not value any of our investments using Level 2 inputs as of June 30, 2015 and March 31, 2015.

●	Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions that a market participant would use in pricing the investment. We used Level 3 inputs for measuring the fair value of 100% of our investments as of June 30, 2015 and March 31, 2015. See Note (c) in “Notes to Consolidated Schedule of Investments” for the investment policy used to determine the fair value of these investments.

As required by the statement, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within the fair value measurement is categorized based on the lowest level input that is significant to the fair value measurement which may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3).  Therefore, gains and losses for such investments categorized within the Level 3 table may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).  We conduct reviews of fair value hierarchy classifications on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification of certain investments.

Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions. The fair value determination of each portfolio company requires one or more of the following unobservable inputs:

●	Financial information obtained from each portfolio company, including audited and unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;

●	Current and projected financial condition of the portfolio company;

●	Current and projected ability of the portfolio company to service its debt obligations;

●	Projected operating results of the portfolio company;

●	Current information regarding any offers to purchase the investment or recent private sales transactions;

●	Current ability of the portfolio company to raise any additional financing as needed;

●	Change in the economic environment which may have a material impact on the operating results of the portfolio company;

●	Internal occurrences that may have an impact (both positive and negative) on the operating results of the portfolio company;

●	Qualitative assessment of key management;

●	Contractual rights, obligations or restrictions associated with the investment; and

●	Other factors deemed relevant.

Preferred Stock and Common Stock

The significant unobservable inputs used in the fair value measurement of our equity securities are EBITDA multiples, revenue multiples, net book values, tangible book value multiples, and the weighted average costs of capital (“WACC”). Generally, increases or decreases in EBITDA or revenue multiple inputs result in a higher or lower fair value measurement, respectively. Generally, increases or decreases in WACC result in a lower or higher fair value measurement, respectively. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third party appraisals. For recent investments, we generally rely on our cost basis to determine the fair value unless fair value is deemed to have departed significantly from this basis.

Debt Securities

The significant unobservable inputs used in the fair value measurement of our debt securities are risk adjusted discount factors used in the yield valuation technique and probability of principal recovery. A significant increase or decrease in any of these valuation inputs in isolation would result in a significantly change in fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third party inputs. For recent investments, we generally rely on our cost basis to determine the fair value unless fair value is deemed to have departed significantly from this basis.

Limited Partnership or Limited Liability Company Interests

Limited partnerships are generally valued at our percentage interest of the partnership or company’s calculated net asset value, unless there is substantive evidence that the net asset value does not correspond to fair value. All investments of each partnership are valued by each partnership in accordance with the Statement.

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company to value our Level 3 investments as of June 30, 2015 and March 31, 2015. Unobservable inputs are those inputs for which little or no market data exists and therefore require an entity to develop its own assumptions. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

Type	Valuation Technique	Fair Value at 6/30/2015 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$493.4	EBITDA Multiple	4.00x –7.75	x	7.24	x
	Market Approach	$2.3	Revenue Multiple	NA		NA
	Market Approach	$12.5	Cash and Asset Value	NA		NA
	Market Approach	$3.8	Multiple of Tangible Book Value	1.40	x	1.40	x
	Market Approach	$4.0	Liquidation Value	NA		NA
	Market Approach	$0.2	Market Value of Held for Securities	NA		NA
		$516.2
Debt	Face Value	$21.7	Cost	NA		NA
	Market Approach	$2.7	Face Value	NA		NA
	Liquidation Value	0.2	Cash and Asset Value	NA		NA
Partnership or LLC Interests		$24.6
	Net Asset Value	$6.6	Fund Value	NA		NA
	Total	$547.4

Type	Valuation Technique	Fair Value at 3/31/2015 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$494.1	EBITDA Multiple	3.00x – 7.75	x	7.15	x
	Market Approach	$4.2	Recent Transaction Price	NA		NA
	Market Approach	$15.0	Cash and Asset Value	NA		NA
	Market Approach	$3.8	Multiple of Tangible Book Value	1.43	x	1.43	x
	Market Approach	$0.2	Market Value of Held for Securities	NA		NA
		$517.3
Debt	Face Value	$6.9	Recent Transaction Price	NA		NA
	Market Approach	$2.7	Expected cash flow	NA		NA
	Liquidation Value	0.2
Partnership or LLC Interests		$9.8
	Net Asset Value	$8.4	Fund Value	NA		NA
	Total	$535.5

At June 30, 2015 and March 31, 2015, 100% of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2015 and March 31, 2015 (in millions):

		Fair Value Measurements at June 30, 2015 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$24.6	$	−	$	−	$24.6
Partnership Interests	6.6		−		−	6.6
Preferred & Common Equity	516.2		−		−	516.2
Total Investments	$547.4	$	−	$	−	$547.4

		Fair Value Measurements at March 31, 2015 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$9.8	$	−	$	−	$9.8
Partnership Interests	8.4		−		−	8.4
Preferred & Common Equity	517.3		−		−	517.3
Total Investments	$535.5	$	−	$	−	$535.5

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize transfer of financial instruments between levels at the end of each quarterly reporting period.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the quarter ended June 30, 2015 and June 30, 2014 (in millions):

	Fair Value 3/31/15	Net Unrealized Appreciation (Depreciation)	New Investments	Divestitures		Distributions		Fair Value at 6/30/15
Debt	$9.8	$-	$14.8	$	−	$	−	$24.6
Partnership Interests	8.4	(1.1)	−		−		(0.7)	6.6
Preferred & Common Equity	517.3	5.4	−		(6.5)		−	516.2
Total Investments	$535.5	$4.3	$14.8		$(6.5)		$(0.7)	$547.4

	Fair Value 3/31/14	Net Unrealized Appreciation (Depreciation)	New Investments		Divestitures		Conversion of Security from Debt to Equity		Fair Value at 6/30/2014
Debt	$2.7	$(0.1)	$	−	$	−	$	−	$2.6
Partnership Interests	9.5	0.2		−		(0.5)		−	9.2
Preferred Equity	47.0	(2.8)		−		−		−	44.2
Common Equity	398.7	21.8		−		−		−	420.5
Total Investments	$457.9	$19.1	$	−		$(0.5)	$	−	$476.5

The total unrealized gains included in earnings that related to assets still held at the report date for the quarter ended June 30, 2015 and June 30, 2014 were $5,122,999 and $19,109,051, respectively.

4.	INCOME TAXES

We have elected to be treated to qualify as an RIC under Subchapter M of the IRC and have a tax year end of December 31.  In order to qualify as an RIC, we must annually distribute at least 90% of our investment company taxable income, as defined by the IRC, to our shareholders in a timely manner.  Investment company income generally includes net short-term capital gains but excludes net long-term capital gains.  An RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that is distributed to its shareholders, including “deemed distributions” discussed below.  As permitted by the IRC, an RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as an RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the current tax year, we have declared and paid ordinary dividends of $1,542,237. For the tax years ended December 31, 2014, we declared and paid ordinary dividends in the amounts of $3,082,911.

Additionally, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year. For the tax years ended December 31, 2014, we distributed 100% of our investment company ordinary taxable income.  As a result, we have no tax provision for income taxes on ordinary taxable income for the tax years ended December 31, 2014.

An RIC may elect to retain its long-term capital gains by designating them as a “deemed distribution” to its shareholders and paying a federal tax rate of 35% on the long-term capital gains for the benefit of its shareholders.  Shareholders then report their share of the retained capital gains on their income tax returns as if it had been received and report a tax credit for tax paid on their behalf by the RIC.  Shareholders then add the amount of the “deemed distribution” net of such tax, to the basis of their shares.

During our tax year ended December 31, 2014, we had long-term capital gains of $155,342,875 for tax purposes, which we elected to retain and treat as deemed distributions to our shareholders.

In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $54,370,006 for the tax year ended December 31, 2014.

For the quarter ended June 30, 2015 and 2014, CSWC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as RICs in future years.  Management believes it is probable that we will maintain our RIC status for a period longer than one year.  However, either company’s ability to meet certain portfolio diversification requirements for RICs in future years may not be controllable by such company.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate.  CSMC sponsors a qualified defined benefit pension plan which covers its employees and employees of certain wholly-owned portfolio companies.  In addition, CSMC records individual incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the qualified defined benefit pension plan and individual incentive award and bonus accruals are recorded as incurred. As of June 30, 2015 and March 31, 2015, CSMC has a deferred tax liability of $2,030,125 and $1,411,920, respectively.

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. We had $23,103,909 and $22,355,353 of accumulated long term capital gains, as of June 30, 2015 and March 31, 2015, respectively.

6.	EXECUTIVE COMPENSATION PLAN

On August 28, 2014, our Board of Directors adopted an executive compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to executive officers of the Company. The plan is intended to align the compensation of the Company’s executive officers with the Company’s key strategic objective of increasing the market value of the Company’s shares through a transformative transaction for the benefit of the Company’s shareholders. Under the plan, Joseph B. Armes, Chief Executive Officer, Kelly Tacke, Chief Financial Officer, and Bowen S. Diehl, Chief Investment Officer, will receive an amount equal to six percent of the aggregate appreciation in the Company’s share price from August 28, 2014 (using a base price of $36.16 per share) to the date of the transformative transaction (such transaction, the “Trigger Event,” the transaction date, the “Trigger Event Date” and such payment amount, the “Total Payout Amount”).  The value accretion will include the value of any distributions to the Company shareholders, including any capital stock spun-off to the Company shareholders.  As to any payout up to $22.5 million, one-third of the payout will be allocated to each such officer, with any payout in excess of $22.5 million to be allocated as follows: Mr. Armes--50%, Ms. Tacke--25% and Mr. Diehl--25%.  The initial plan component consists of nonqualified options awarded to purchase 259,000 shares of common stock at an exercise price of $36.60 per share. The second plan component consists of awards of 127,000 shares of restricted stock, which have voting rights but do not have cash dividend rights. The final plan component consists of cash incentive payments awarded to each of Mr. Armes, Ms. Tacke and Mr. Diehl in an amount equal to the excess of each awardee’s allocable portion of the Total Payment Amount over the aggregate value as of the Trigger Event Date of the awardee’s restricted common stock and nonqualified option awards under the plan.  The equity based awards shall vest and be exercisable as follows: (1) 1/3 on the Trigger Event Date; (2) 1/3 on the first anniversary of the Trigger Event Date; and (3) 1/3 on the second anniversary of the Trigger Event Date. Entitlement to such awards is conditioned on the awardee remaining in the employment of the Company or its subsidiaries on the vesting date, or in the event the employment of the awardee is transferred to a Company subsidiary spun-off to the Company’s shareholders, continuing employment by such spun-off subsidiary. The Company, however, reserves the right, in its sole discretion, to terminate the cash incentive award or to reduce the amount payable thereunder at any time prior to the Trigger Event Date.

As of the time of this report, no Trigger Event has occurred. On June 17, 2015, we announced that our wholly-owned subsidiary, CSW Industrials, Inc. ("CSWI"), filed a registration statement with the SEC in connection with the proposed spin-off of CSWC's industrial products, coatings, sealants and adhesives and specialty chemicals businesses into a standalone, publicly traded company. On July 21, CSWI filed the first amendment to the registration statement with the SEC. The spin-off will be effected by a distribution of CSWI shares on a pro rata basis to the shareholders of CSWC as a special dividend. The transaction will be contingent upon various conditions, including the effectiveness of a Form 10 registration statement filed with the SEC, receipt of a favorable opinion and/or ruling with respect to the tax-free nature of the transaction for federal income tax purposes, final approvals of the Board of Directors and other customary conditions.

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

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously granted under our 1999 Plan and outstanding on July 20, 2009 continue in effect and are governed by the provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at market price on the date of grant, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. At June 30, 2015, there are options to acquire 6,000 shares of common stock outstanding under the 1999 Plan.

At June 30, 2015, there are options to acquire 370,000 shares of common stock outstanding. As of June 30, 2015, there were 4,000 shares available to be issued under the 2009 Stock Incentive Plan.  The Compensation Committee does not intend to grant additional options under the 2009 Stock Incentive Plan or request shareholders’ approval of additional stock options to be added under the 2009 Stock Incentive Plan.

We recognize compensation cost using the straight-line method for all share-based payments.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for the three months ended June 30, 2015 and June 30, 2014, we recognized stock option compensation expense of $157,498 and $73,103, respectively.

As of June 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock options was $1,663,127, which will be amortized over the weighted-average vesting period of approximately 2.4 years.

The following table summarizes the 2009 Plan and the 1999 Plan intrinsic price per option at grant date using the Black-Scholes pricing model:

		Black-Scholes Pricing Model Assumptions
Date of Issuance	Weighted Average Fair Value	Expected Dividend Yield	Risk- Free Interest Rate	Expected Volatility	Expected Life (in years)
2009 Plan
Aug 28, 2014	$5.79	0.55%	0.95%	22.7%	3
March 17, 2014	$7.04	0.57%	1.58%	21.1%	5
January 20, 2014	$8.37	0.60%	1.64%	27.0%	5
July 15, 2013	$11.82	0.54%	1.40%	36.1%	5
July 18, 2011	$8.27	0.83%	1.45%	40.0%	5
July 19, 2010	$7.15	0.91%	1.73%	37.5%	5
March 22, 2010	$8.14	0.84%	2.43%	37.8%	5
October 19, 2009	$6.34	1.04%	2.36%	37.6%	5
1999 Plan
July 30, 2008	$7.48	0.62%	3.36%	20.2%	5
July 21, 2008	$6.84	0.67%	3.41%	20.2%	5
July 16, 2007	$10.44	0.39%	4.95%	19.9%	5
July 17, 2006	$8.26	0.61%	5.04%	21.2%	7
May 15, 2006	$7.82	0.64%	5.08%	21.1%	7

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of June 30, 2015:

	Number of Shares	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2013	170,908	$22.37
Granted	85,000	35.25
Exercised	(69,108)	22.27
Canceled/Forfeited	(63,000)	22.08
Balance at March 31, 2014	123,800	31.40
Granted	259,000	36.60
Exercised	(6,800)	23.95
Canceled/Forfeited	(4,000)	23.95
Balance at March 31, 2015	372,000	35.24
Granted	–	–
Exercised	(8,000)	19.18
Canceled/Forfeited	–	–
Balance at June 30, 2015	364,000	$35.59

1999 Plan
Balance at March 31, 2013	246,000	$33.00
Granted	–	–
Exercised	(108,000)	30.37
Canceled/Forfeited	(100,000)	38.25
Balance at March 31, 2014	38,000	26.68
Granted	–	–
Exercised	22,000	29.10
Canceled/Forfeited	–	–
Balance at March 31, 2015	16,000	23.37
Granted	–	–
Exercised	(10,000)	23.37
Canceled/Forfeited	–	–
Balance at June 30, 2015	6,000	$23.37

Combined Balance at June 30, 2015	370,000	$36.44

June 30, 2015	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding	2.4 years	$2,467,856
Exercisable	1.6 years	$317,845

At June 30, 2015, the range of exercise prices was $23.37 to $36.60 and the weighted-average remaining contractual life of outstanding options was 2.4 years. The total number of shares of common stock exercisable under both the 2009 Plan and the 1999 Plan at June 30, 2015 was 37,000 shares with a weighted-average exercise price of $29.14. During the quarter ended June 30, 2015, 18,000 shares were exercised. During the quarter ended June 30, 2014, no options were exercised.

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

On August 28, 2014, our Board of Directors amended the 2010 Plan, as permitted pursuant to Section 14 of the 2010 Plan (the “First Amendment to the 2010 Plan”).  The First Amendment to the 2010 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of CSWC. In addition, on August 28, 2014, the Board of Directors granted 127,000 shares of restricted stock under the 2010 Plan, as amended. These restricted stock awards will not begin to vest until the occurrence of a Trigger Event described in Note 6 above. The number of restricted shares held by the awardee are subject to reduction to the extent that the sum of the value of the awardee's stock options (based on the spread) and the value of restricted stock as of the Trigger Event Date exceeds the awardee's allocable portion of the aggregate payout amount. Monte Carlo simulation was utilized to develop the grant date fair value for the restricted stock awards under the 2010 Plan.

The following table summarizes the restricted stock available for issuance for the quarter ended June 30, 2015:

Restricted stock available for issuance as of March 31, 2015	31,240
Restricted stock granted during the three months ended June 30, 2015	-
Restricted stock forfeited during the three months ended June 30, 2015	-
Restricted stock available for issuance as of June 30, 2015	31,240

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant. For the three months ended June 30, 2015 and 2014, we recognized total share based compensation expense of $201,034 and $42,790, respectively related to the restricted stock issued to our employees and officers.

As of June 30, 2015, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $1,826,308, which will be amortized over the weighted-average vesting period of approximately 2.3 years.

The following table summarizes the restricted stock outstanding as of June 30, 2015:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share at grant date	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2015	142,960	$17.07	2.6
Granted	−	−	−
Vested	−	−	−
Forfeited	−	−	−
Unvested at June 30, 2015	142,960	17.07	2.3

Individual Incentive Awards

       On January 16, 2012, our Board of Directors approved the issuance of 104,000 individual incentive awards with a baseline for measuring increases in net asset value per share of $36.74 (Net Asset Value at December 31, 2011) to provide deferred compensation to certain key employees. On January 22, 2013, the Board of Directors granted 16,200 individual incentive awards with a baseline net asset value per share of $41.34 (Net Asset Value at December 31, 2012) to officers of the Company.  On July 15, 2013, the Board of Directors granted 24,000 shares of individual incentive awards with a baseline net asset value per share of $43.80 (Net Asset Value at June 30, 2013) to a key officer of the Company. Additionally, the Board of Directors granted 38,000 individual incentive awards with a baseline net asset value per share of $50.25 (Net Asset Value at December 31, 2013) to several key employees of the Company in January 2014 and March 2014. Under the plan, awards vest on the fifth anniversary of the award date. Upon exercise of an individual incentive award, the Company pays the recipient a cash payment in an amount equal to the net asset value per share minus the basline net asset value per share, adjusted for capital gain dividends declared. There are currently 82,000 individual incentive awards outstanding as of June 30, 2015 and the estimated liability for individual incentive awards was $671,758 at June 30, 2015.

There were no individual incentive awards granted during the three months ended June 30, 2015.

Individual Incentive Awards	Number of Awards	Weighted Average Baseline Net Asset Value Per Award	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2015	82,000	$45.40	3.3
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	−	−	−
Unvested at June 30, 2015	82,000	$45.40	3.0

8.	COMMITMENTS

As of June 30, 2015, we had agreed, subject to certain conditions, to invest up to $270,000 in one portfolio company.

9.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
Per Share Data	2015	2014
Investment income	$.06	$.05
Operating expenses	(.24)	(.15)
Income taxes	-	-
Net investment loss	(.18)	(.10)
Distributions from undistributed net investment income	(.10)	(.10)
Net realized gain(loss)	.05	(1.02)
Net increase in unrealized appreciation of investment	.27	2.40
Capital Share transactions:
Exercise of employee stock options	(.03)	-
Stock option expense	.02	.01
Increase in net asset value	.03	1.19
Net asset value
Beginning of period	49.30	49.98
End of period	$49.33	$51.17

10.	SUBSEQUENT EVENT

On August 4, 2015 the Board of Directors approved and adopted an amendment to the Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates to cease benefit accruals under the plan either as of September 30, 2015 or not later than October 31, 2015. As of the Distribution Date, CSWI shall take all actions necessary to assume sponsorship of the Retirement Plan and be substituted as the party to any trust and/or custodian agreement related thereto. Prior to the Distribution Date, Capital Southwest shall take all actions necessary to transfer the sponsorship of the Retirement Plan to CSWI, to be effective as of the Distribution Date.

Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” “might,” “could,” “continue” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere, and in our Form 10-K for the year ended March 31, 2015.  The forward-looking statements made in this Form 10-Q related only to events as of the date on which the statements are made.  You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the year ended March 31, 2015.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

CSWI Spin-off

On December 2, 2014, Capital Southwest announced its plan to effect a spin-off, pursuant to which Capital Southwest will spin-off certain of its control assets into CSW Industrials, Inc. ("CSWI"), a stand-alone, publicly traded company. These assets include RectorSeal, Whitmore, Jet-Lube, Balco, Smoke Guard and CapStar. CSWC also anticipates that it will contribute an as-yet undetermined amount of cash to CSWI in connection with the spin-off.

On June 17, 2015, we announced that our wholly-owned subsidiary, CSWI, filed a registration statement with the Securities and Exchange Commission (“SEC”) in connection with the proposed spin-off of Capital Southwest's industrial products, coatings, sealants and adhesives and specialty chemicals businesses into a standalone, publicly traded company. On July 21, CSWI filed the first amendment to the registration statement with the SEC. The spin-off will be effected by a distribution of CSWI shares on a pro rata basis to the shareholders of CSWC as a special dividend. The transaction will be contingent upon various conditions, including the effectiveness of a Form 10 registration statement filed with the SEC, receipt of a favorable opinion and/or ruling with respect to the tax-free nature of the transaction for federal income tax purposes, final approvals of the Board of Directors and other customary conditions.

CSWC anticipates that CSWI will be structured as a C corporation for tax purposes and operate as a diversified industrial growth company. Joseph B. Armes, Chairman and Chief Executive Officer of CSWC, will continue to serve as Chairman of CSWC and is expected to become Chairman and Chief Executive Officer of CSWI after the spin-off is completed. CSWC’s Chief Investment Officer, Bowen S. Diehl, is expected to become Chief Executive Officer of CSWC after the spin-off is completed. In addition, on June 29, 2015, we announced the appointment of Michael S. Sarner as Senior Vice President of the Company, effective July 14, 2015. Following the completion of the spin-off transaction, Mr. Sarner will be appointed as Chief Financial Officer of CSWC. Kelly Tacke, our current Chief Financial Officer, will be appointed as Chief Financial Officer of CSWI.

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

CSWC will remain a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986. See Note 4 to the notes to the consolidated financial statements included under Item 1 of this report for a discussion of CSWC’s status as an RIC.

The spin-off is expected to be tax-free to shareholders and consummated by the end of the third quarter of 2015, however there can be no assurances regarding the ultimate timing of the transaction or that the transaction will be completed.  The spin-off will be contingent upon various conditions, including the effectiveness of a Form 10 registration statement filed with the SEC, receipt of a favorable opinion and/or ruling with respect to the tax-free nature of the transaction for federal income tax purposes, final approvals of the Board of Directors and other customary conditions.

On August 4, 2015 the Board of Directors approved and adopted an amendment to the Retirement Plan for Employees of Capital Southwest Corporation and Its Affiliates to cease benefit accruals under the plan either as of September 30, 2015 or not later than October 31, 2015. As of the Distribution Date, CSWI shall take all actions necessary to assume sponsorship of the Retirement Plan and be substituted as the party to any trust and/or custodian agreement related thereto. Prior to the Distribution Date, Capital Southwest shall take all actions necessary to transfer the sponsorship of the Retirement Plan to CSWI, to be effective as of the Distribution Date.

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

Net Investment Income

For the three months ended June 30, 2015, total investment income was $963,653, a $183,374, or 23.50% increase from total investment income of $780,279 for the three months ended June 30, 2014. This increase was primarily attributable to interest income generated from LTI Holdings,Inc., Research Now Group, and Winzer Corporation.

For the three months ended June 30, 2014, total investment income was $780,279, a $274,666, or 26.04%, decrease from total investment income of $1,054,945 for the three months ended June 30, 2013.

During the three months ended June 30, 2015 and 2014, the Company had interest income from temporary cash investments of $55,452 and $17,264, respectively. The increase in interest income from temporary cash investments is attributable to our cash balance.

The Company’s management fees, received primarily from its controlled affiliates, totaled $133,700 and 139,950 for the three months ended June 30, 2015 and 2014, respectively. Decrease in management fees is primarily due to our divestiture of Instawares Holding Company, LLC in April 2015.

During the three months ended June 30, 2015 and 2014, the Company had dividend income totaled $300,082 and $499,500, respectively. Decrease in dividend income is principally due to the sale of Alamo stock during the prior fiscal year.

Due to the nature of our business, the majority of our operating expenses are related to employees’ and directors’ compensation, office expenses, legal, professional and accounting fees. Total operating expenses increased by $1,433,724 or 61.57%, for the quarter ended June 30, 2015 as compared to for the quarter ended June 30, 2014.  This increase is primarily due to $1.2 million professional fees incurred related to CSWI’s spin-off transaction. The increase in operating expenses is also due to an additional $0.2 million in stock option expense incurred in connection with the executive compensation plan.

Net Realized Gain (Loss) on Investments

During the quarter ended June 30, 2015, we received proceeds of $2,184,184 and realized a gain of $684,184 from the sale of BOXX Technologies, Inc. We also received proceeds of $5,000,000 at cost from the sale of 3,846,154 shares of Instawares Holdings Company’s convertible preferred stock.

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

Net Increase/(Decrease) in Unrealized Appreciation of Investments

For the quarter ended June 30, 2015, we recognized a $4,244,999 increase in net change in unrealized appreciation of investments. This increase in unrealized appreciation is attributable to The Rectorseal Corporation and Balco, Inc., which increased by $11,400,000 and $1,300,000, respectively, due to increases in each entity’s earnings; Media Recovery, Inc. increased by $4,100,000 due to an increase in valuation multiple based on market changes. Offsetting these increases were The Whitmore Manufacturing Company, which decreased by $10,200,000 due to the recent slowdown in global mining business, additional depreciation expense related to recent additions to infrastructure, and additions to reserve for bad debts; BankCap Partners Fund I, L.P. decreased $1,089,000 due to a recent third party market transaction for an underlying investment in the fund.

For the quarter ended June 30, 2014, we recognized a $36,917,417 increase in net change in unrealized appreciation of investments. This increase in unrealized appreciation is attributable to The Rectorseal Corporation, The Whitmore Manufacturing Company, Media Recovery and Balco, Inc., which increased by $13,600,000, $7,100,000, $600,000 and $600,000, respectively, due to increases in each entity’s earnings; Deepwater Corrosion Services, Inc. increased by $1,055,000 as it was the first quarter we utilized a market valuation approach since we made our investment; Encore Wire Corporation increased by $669,375 due to an increase in its stock price. Offsetting these increases were iMemories, Inc. and Instawares Holding Company, LLC, which decreased by $1,591,002 and $2,302,000, respectively, due to a reduction in its enterprise value and a decrease in valuation multiple, respectively; Alamo Group, Inc. decreased by $642,947 due to a decrease in its stock price.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by our current portfolio company:

	Three Months Ended June 30,
	2015	2014
Balco, Inc	1,300,000	600,000
BankCap Partners Fund I, L.P..	(1,089,000)	147,000
Media Recovery, Inc.	4,100,000	600,000
The RectorSeal Corporation	11,400,000	13,600,000
The Whitmore Manufacturing Company	(10,200,000)	7,100,000

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – June 30, 2015 and March 31, 2015.”

Financial Condition, Liquidity and Capital Resources

At June 30, 2015, the Company had cash and cash equivalents of approximately $212.6 million.

            Management believes that the Company’s cash and cash equivalents on hand and cash available from investments are adequate to meet its needs for the next twelve months. Consistent with the long-term strategy of the Company, the disposition of investments from time to time may also be an important source of funds for future investment activities.

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the quarter ended June 30, 2015 to the critical accounting policies or the area that involves the use of significant judgments or estimates as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. Our debt securities totaled $24,577,160 at June 30, 2015, which is equivalent to 4.5% of the value of our total investment.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

Our investment portfolio consists of debt and equity securities of private companies.  We anticipate some impact on the values of these investments from changes in public market equity valuations.  Should significant changes in market valuations of comparable publicly traded companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, have concluded that our current disclosure controls and procedures are effective as of June 30, 2015.

During the fiscal quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise.  Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies.  We have no currently pending material legal proceedings to which we are party or to which any of our assets is subject.

Item 1A.	Risk Factors

There have been no material changes to our risk factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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
CAPITAL SOUTHWEST CORPORATION

August 7, 2015	By:	/s/ Joseph B. Armes
Date		Joseph B. Armes Chairman of the Board President and Chief Executive Officer

August 7, 2015	By:	/s/ Kelly Tacke
Date		Kelly Tacke Chief Financial Officer