Form 10-Q
period 2015-09-30
CAPITAL SOUTHWEST CORP
filed 2015-11-09
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,583,332 shares of Common Stock, $0.25 value, as of November 5, 2015.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands of dollars, except shares and per share data)

	September 30,	March 31,
	2015	2015
Assets	(Unaudited)
Investments at market or fair value
Control investments (Cost: September 30, 2015 - $5,415, March 31, 2015 - $12,396)	$31,325	$489,415
Affiliate investments (Cost: September 30, 2015 - $5,444, March 31, 2015 - $6,944)	5,191	8,345
Non-Control/Non-Affiliate investments (Cost: September 30, 2015 - $62,215, March 31, 2015 - $45,620)	56,823	37,776
Total investments (Cost: September 30, 2015 - $73,074, March 31, 2015 - $64,960)	93,339	535,536
Cash and cash equivalents	184,111	225,797
Receivables
Dividends and interest	296	77
Other	5,326	4,246
Income tax receivable	308	95
Net pension assets	-	10,294
Deferred tax asset	1,649	-
Other assets	621	827
Total assets	$285,650	$776,872

Liabilities
Other liabilities	$7,830	$4,923
Accrued restoration plan liability	2,229	3,119
Deferred income taxes	-	1,412
Total liabilities	10,059	9,454
Commitments and Contingencies (Note 9)

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 17,922,844 shares at September 30, 2015 and 17,904,844 shares at March 31, 2015	4,481	4,476
Additional capital	273,171	298,338
Accumulated net investment loss	(18,097)	(4,390)
Accumulated net realized gain	19,708	22,355
Unrealized appreciation of investments	20,265	470,576
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	275,591	767,418
Total liabilities and net assets	$285,650	$776,872
Net asset value per share (15,583,332 shares outstanding at September 30, 2015 and 15,565,332 at March 31, 2015)	$17.68	$49.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Investment income:
Interest	$945	$80	$1,404	$220
Dividends	-	575	300	1,075
Management fees and other income	133	140	338	280
	1,078	795	2,042	1,575
Operating expenses:
Compensation expense	3,411	1,095	4,623	2,397
Share-based compensation expense	370	77	729	192
Net pension benefit	(105)	(184)	(175)	(140)
Corporate Professional Fees	402	251	702	641
Spin-off Professional Fees	5,474	-	6,712	-
Other operating expenses	773	506	1,498	985
	10,325	1,745	14,089	4,075
Loss before income taxes	(9,247)	(950)	(12,047)	(2,500)
Income tax expense	88	289	118	222

Net investment loss	$(9,335)	$(1,239)	$(12,165)	$(2,722)

Proceeds from disposition of investments and return of capital	$8,500	$50,278	$16,393	$53,481
Cost of investments sold	(11,896)	(3,885)	(19,041)	(22,801)
Net realized (loss) gain on investments	(3,396)	46,393	(2,648)	30,680

Net increase (decrease) in unrealized appreciation of investments	3,783	(75,744)	5,879	(38,827)

Net realized and unrealized gain (losses) on investments	387	(29,351)	3,231	(8,147)

Decrease in net assets from operations	$(8,948)	$(30,590)	$(8,934)	$(10,869)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2015	2014
Operations:
Net investment loss	$(12,165)	$(2,722)
Net realized (loss) gain on investments	(2,648)	30,680
Net increase(decrease) in unrealized appreciation of investments	5,879	(38,827)
Decrease in net assets from operations	(8,934)	(10,869)
Distributions from:
Undistributed net investment loss	(1,542)	(1,541)
Distributions of CSW Industrials, Inc.
Decrease in unrealized appreciation related to spin-off investments	(456,189)	-
Distribution from additional capital	(26,278)	-
Capital share transactions:
Exercise of employee stock options	387	101
Share-based compensation expense	729	192
Decrease in net assets	(491,827)	(12,117)
Net assets, beginning of period	767,418	770,388
Net assets, end of period	$275,591	$758,271

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Decrease in net assets from operations	$(8,934)	$(10,869)
Adjustments to reconcile increase in net assets from operations to net cash provided by (used in) operating activities:
Net proceeds from disposition of investments	15,749	53,405
Return of capital on investments	646	76
Purchases of securities	(34,136)	(76)
Depreciation and amortization	36	9
Net pension benefit	(284)	(290)
Net realized (gain) losses on investments	2,648	(30,680)
Net (increase) decrease in unrealized appreciation of investments	(5,879)	38,827
Share-based compensation expense	729	192
Increase in dividend and interest receivable	(219)	508
Increase in receivables from brokerage firm	-	(13,664)
Increase in other receivables	(1,080)	(663)
Increase in income tax receivable	(212)	(329)
Decrease (Increase) in other assets	167	(203)
Increase (decrease) in other liabilities	2,907	(265)
Decrease in deferred income taxes	331	249
Net cash (used in ) provided by operating activities	(27,531)	36,227
Cash flows from financing activities
Distributions from undistributed net investment income	(1,542)	(1,541)
Proceeds from exercise of employee stock options	387	101
Distribution to CSW Industrials	(13,000)	-
Net cash used in financing activities	(14,155)	(1,440)
Net (decrease) increase in cash and cash equivalents	(41,686)	34,787
Cash and cash equivalents at beginning of period	225,797	88,163
Cash and cash equivalents at end of period	$184,111	$122,950

Summary of Non-Cash Financing Activities¹
Cost of Investments spun-off	$6,981	-
Decrease in unrealized appreciation	456,189	-
Net Pension Assets	9,687	-
Decrease in deferred tax liabilities	$3,391	-

¹	These non-cash items are related to the spin-off of CSW Industrials Inc. at September 30, 2015.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2015

Company (a)	Equity (b)	Investment (c)	Cost	Value (d)
BDF ACQUISITION CORP. Manchester, Connecticut Retailer of value-priced furniture and home accents	0.0%	LIBOR plus 8.00% (Floor 1.00%), Current coupon: 9.00%; Senior secured debt, due 2-12-22 (acquired 8-7-15)	4,790,653	4,790,653
CAST AND CREW PAYROLL, LLC Burbank, California Provides bundled payroll services and workers’ compensation solution to the entertainment and digital media markets	0 0%	LIBOR plus 7.75% (Floor 1.00%), Current coupon: 8.75%; Senior secured debt, due 8-12-23 (acquired 8-27-15)	4,969,011	4,969,011
DEEPWATER CORROSION SERVICES, INC. Houston, Texas Full-service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management.	41.1%	127,004 shares of Series A convertible preferred stock, convertible into 127,004 shares of common stock at $1.00 per shares (acquired 4-9-13)	8,000,000	4,854,000
FREEDOM TRUCK FINANCE, LLC Dallas, Texas Provides sub-prime loans to independent owner operators for commercial, heavy-duty trucks	0.0%	PRIME plus 9.75% (Floor 3.25%), Current coupon: 13.00%; Senior secured debt, due 4-5-16 (acquired 9-22-15)	5,378,239	5,378,239
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	24.5%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	–
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	–
		10% convertible notes, $308,000 principal due 7-31-16(acquired 9-7-12)	308,000	–
		10% convertible notes, $880,000 principal due 7-31-16 (acquired 3-15-13)	880,000	–
		18% notes, $148,507 principal due 7-31-16 (acquired 11-3-14)	148,507	171,000
			6,414,986	171,000

¥ Control investment   * Affiliated investment  ‡Disqualifying Investments
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2015

*kSEP HOLDINGS, INC. Durham, North Carolina Manufacturer of single-use and scalable bioprocessing systems used in the area of recombinant therapeutics and cell therapy.	17.1%	861,591 shares of common stock (exchanged 03-24-15)	443,518	1,943,000
LTI HOLDINGS, INC. Modesto, California Diversified custom components manufacturer that provides highly engineered solutions to OEMs.	0.0%	LIBOR plus 9.25% (Floor 1.00%), Current coupon: 10.25%; Senior secured debt, due 4-17-23 (acquired 4-17-15)	6,830,283	6,830,283
¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares of Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	5,200,000
		4,000,002 shares of common stock (acquired 11-4-97)	4,615,000	25,900,000
			5,415,000	31,100,000
PREPAID LEGAL SERVICES, INC. Ada, Oklahoma Provides subscription-based legal and identity theft plans to the North American market	0.0%	LIBOR plus 9.00% (Floor 1.25%), Current coupon: 10.25%; Senior secured debt, due 7-1-20 (acquired 9-28-15)	3,225,679	3,225,679
RESEARCH NOW GROUP, INC. Plano, Texas Provides data collection through online and mobile surveys using proprietary consumer and business panels.	0.0%	LIBOR plus 8.75% (Floor: 1.00%), Current coupon: 9.75%; Senior secured debt, due 3-18-22 (acquired 3-18-15)	6,900,585	6,900,585
ROYAL HOLDINGS, INC. South Bend, Indiana Manufactures high-value specialty adhesives and sealants for complex applications.	0.0%	LIBOR plus 7.50% (Floor: 1.00%), Current coupon: 8.50%; Senior secured debt, due 7-7-22 (acquired 7-7-15)	992,654	992,654
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	28.7%	339,277 shares of Series A Convertible Preferred Stock convertible into 339,277 shares of Series A Preferred Stock at $14.76 per share (acquired 6-29-12)	3,204,222	5,820,000
		8.5% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,747,000
			5,951,222	8,567,000
TRAX DATA REFINERY, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	2.6%	211,368 shares of common stock (exchanged 3-19-15)	817,781	2,200,000
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	18.9%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.04 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	3,248,000

¥ Control investment   * Affiliated investment  ‡Disqualifying Investments
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2015

WINZER CORPORATION Plano, Texas Distributes fasteners, chemicals, tools and a wide variety of other products to customers in the industrial maintenance and repair, and automotive aftermarket sectors	0.0%	11% Secured subordinated debt, due 6-1-21 (acquired 6-1-15)	7,944,389	7,944,389
MISCELLANEOUS	100%	¥ ‡ Humac Company 1,041,000 shares of common stock (acquired 1-31-75 and 12-31-75)	–	225,000
TOTAL INVESTMENTS			$ 73,074,000	$ 93,339,493

¥ Control investment   * Affiliated investment  ‡Disqualifying Investments
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

Company (a)	Equity (b)	Investment (c)	Cost	Value (d)
‡ ATLANTIC CAPITAL BANCSHARES, INC Atlanta, Georgia Holding company of Atlantic Capital Bank, a full service commercial bank.	1.9%	300,000 shares of common stock (acquired 4-10-07)	$ 3,000,000	$ 3,779,000
¥BALCO, INC. Wichita, Kansas Specialty architectural products used in the construction and remodeling of commercial and institutional buildings.	100.0%	445,000 shares of common stock and 60,920 shares Class B non-voting common stock (acquired 10-25-83 and 5-30-02)	624,920	5,100,000
*BOXX TECHNOLOGIES, INC. Austin, Texas Workstations for computer graphic imaging and design.	14.9%	3,125,354 shares of Series B Convertible Preferred Stock, convertible into 3,125,354 shares of common stock at $0.50 per share (acquired 8-20-99 thru 8-8-01)	1,500,000	2,362,000
¥ CAPSTAR HOLDINGS CORPORATION Dallas, Texas Acquire, hold and manage real estate for potential development and sale.	100%	500 shares of common stock (acquired 6-10-10) and 1,000,000 shares of preferred stock (acquired 12-17-12)	4,703,619	10,871,000
DEEPWATER CORROSION SERVICES, INC. Houston, Texas full-service corrosion control company providing the oil and gas industry with expertise in cathodic protection and asset integrity management.	31.1%	127,004 shares of Series A convertible preferred stock, convertible into 127,004 shares of common stock at $1.00 per shares (acquired 4-9-13)	8,000,000	2,532,000
iMEMORIES, INC. Scottsdale, Arizona Enables online video and photo sharing and DVD creation for home movies recorded in analog and new digital format.	24.5%	17,391,304 shares of Series B Convertible Preferred Stock, convertible into 19,891,304 shares of common stock at $0.23 per share (acquired 7-10-09)	4,000,000	–
		4,684,967 shares of Series C Convertible Preferred Stock, convertible into 4,684,967 shares of common stock at $0.23 per share (acquired 7-20-11)	1,078,479	–
		10% convertible notes, $308,000 principal due 7-31-14 (acquired 9-7-12)	308,000	–
		10% convertible notes, $880,000 principal due 7-31-14 (acquired 3-15-13)	880,000	–
		18% notes, $148,507 principal due 7-31-15 (acquired 11-3-14)	148,507	159,000
			6,414,986	159,000
INSTAWARES HOLDING COMPANY, LLC Atlanta, Georgia Provides services to the restaurant industry via its five subsidiary companies.	4.2%	3,846,154 Class D Convertible Preferred Stock (acquired 5-20-11)	5,000,000	5,000,000
*kSEP HOLDINGS, INC. Durham, North Carolina Manufacturer of single-use and scalable bioprocessing systems used in the area of recombinant therapeutics and cell therapy.	17.1%	861,591 shares of common stock (exchanged 03-24-15)	443,518	1,863,000

¥ Control investment   * Affiliated investment  ‡Disqualifying Investments
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

¥MEDIA RECOVERY, INC. Dallas, Texas Computer datacenter and office automation supplies and accessories; impact, tilt monitoring and temperature sensing devices to detect mishandling shipments; dunnage for protecting shipments.	97.9%	800,000 shares of Series A Convertible Preferred Stock, convertible into 800,000 shares of common stock at $1.00 per share (acquired 11-4-97)	800,000	4,300,000
		4,000,002 shares of common stock (acquired 11-4-97)	4,615,000	21,700,000
			5,415,000	26,000,000
¥THE RECTORSEAL CORPORATION Houston, Texas Specialty chemicals for plumbing, HVAC, electrical, construction, industrial, oil field and automotive applications; smoke containment systems for building fires; also owns 20% of The Whitmore Manufacturing Company.	100.0%	27,907 shares of common stock (acquired 1-5-73 and 3-31-73)	52,600	358,200,000
RESEARCH NOW GROUP, INC. Plano, Texas Provides data collection through online and mobile surveys using proprietary consumer and business panels.	0.0%	LIBOR plus 8.75% (Floor: 1.00%), Current coupon: 9.75%; Senior secured debt, due 3-18-22 (acquired 3-18-15)	6,895,231	6,895,231
TITANLINER, INC. Midland, Texas Manufactures, installs and rents spill containment system for oilfield applications.	28.7%	339,277 shares of Series A Convertible Preferred Stock convertible into 339,277 shares of Series A Preferred Stock at $14.76 per share (acquired 6-29-12)	3,204,222	5,939,000
		8.5% senior subordinated secured promissory note, due 6-30-17 (acquired 6-29-12)	2,747,000	2,747,000
			5,951,222	8,686,000
TRAX DATA REFINERY, INC. Scottsdale, Arizona Provides a comprehensive set of solutions to improve the transportation validation, accounting, payment and information management process.	2.6%	211,368 shares of common stock (exchanged 3-19-15)	817,781	2,296,000
*WELLOGIX, INC. Houston, Texas Developer and supporter of software used by the oil and gas industry.	18.9%	4,788,371 shares of Series A-1 Convertible Participating Preferred Stock, convertible into 4,788,371 shares of common stock at $1.04 per share (acquired 8-19-05 thru 6-15-08)	5,000,000	4,120,000
¥THE WHITMORE MANUFACTURING COMPANY Rockwall, Texas Specialized surface mining, railroad and industrial lubricants; coatings for automobiles and primary metals; fluid contamination control devices.	80.0%	80 shares of common stock (acquired 8-31-79)	1,600,000	89,000,000
MISCELLANEOUS	–	‡Ballast Point Ventures II, L.P. 2.1% limited partnership interest (acquired 8-4-08 thru 11-6-14)	2,634,790	3,288,000
	–	‡BankCap Partners Fund I, L.P. 5.5% limited partnership interest (acquired 7-14-06 thru 11-16-12)	5,071,514	4,771,000

¥ Control investment   * Affiliated investment  ‡Disqualifying Investments
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

	–	‡CapitalSouth Partners Fund III, L.P. 1.9% limited partnership interest (acquired 1-22-08 and 11-16-11)	433,403	232,000
	–	‡Diamond State Ventures, L.P. 1.4% limited partnership interest (acquired 10-12-99 thru 8-26-05)	-	16,000
	–	‡First Capital Group of Texas III, L.P. 3.0% limited partnership interest (acquired 12-26-00 thru 8-12-05)	778,895	108,000
	100%	¥ ‡Humac Company 1,041,000 shares of common stock (acquired 1-31-75 and 12-31-75)	–	244,000
	–	‡STARTech Seed Fund II 3.2% limited partnership interest (acquired 4-28-00 thru 2-23-05)	622,783	14,000
TOTAL INVESTMENTS			$ 64,960,262	$ 535,536,231

¥ Control investment   * Affiliated investment  ‡Disqualifying Investments
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Schedule of Investments

a)	Companies

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

At September 30, 2015 and March 31, 2015, 100% of the consolidated investment portfolio are level 3 investments.

 At September 30, 2015, approximately 33.6% of the Company’s investment assets are control investments, 5.5% of the Company’s investment assets are affiliate investments and 60.9% of the Company’s investment assets are non-control investments. At March 31, 2015, approximately 91.4% of the Company’s investment assets are control investments, 1.5% of the Company’s investment assets are affiliate investments and 7.1% of the Company’s investment assets are non-control investments. Acquisition dates indicated are the dates specific securities were acquired, which may differ from the original investment dates.  Certain securities were received in exchange for or upon conversion or exercise of other securities previously acquired.

At September 30, 2015, cumulative gross unrealized appreciation for federal income tax purposes is $31.4 million; cumulative gross unrealized depreciation for federal income tax purposes is $11.1 million. Cumulative net unrealized appreciation is $20.3 million, based on a tax cost of $73.1 million. At March 31, 2015, cumulative gross unrealized appreciation for federal income tax purposes is $487.0 million; cumulative gross unrealized depreciation for federal income tax purposes is $13.5 million. Cumulative net unrealized depreciation is $473.5 million, based on a tax cost of $62.0 million.

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

Our portfolio consists of private companies in which we have controlling interests or non-controlling interests.  We make available significant managerial assistance to the companies in which we invest when we believe that providing managerial assistance to such investee companies is critical to their business development activities.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).  Under rules and regulations applicable to investment companies, we are generally precluded from consolidating any entity other than another investment company subject to certain exceptions.  One of the exceptions to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Accordingly, the consolidated financial statements include CSMC, our management company.

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months and six months ended September 30, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Spin-off of CSW Industrials, Inc.

On September 30, 2015, we completed the spin-off (the “Share Distribution”) of CSW Industrials, Inc. (“CSWI”). CSWI is now an independent publicly traded company. CSWI’s common stock trades on the Nasdaq Stock Market under the symbol “CSWI.” The Share Distribution was effected through a tax-free, pro-rata distribution of 100% of CSWI’s common stock to shareholders of the Company. Each shareholder received one share of CSWI common stock for every one share of our common stock held at 5:00 p.m., Eastern time, on the record date, September 18, 2015. Cash was paid in lieu of any fractional shares of CSWI common stock.

CSWI’s assets and businesses consist of our former industrial products, coatings, sealants & adhesives and specialty chemicals businesses and include all the equity interests of The RectorSeal Corporation, The Whitmore Manufacturing Company, Balco, Inc., and CapStar Holdings Corporation. The aforementioned four entities have a combined cost basis of $6,981,139 and an unrealized gain of $456,189,861. In conjunction with the Share Distribution, the Company also contributed $13 million cash and transferred the ownership of CSWC Qualified Pension Plan to CSWI. CSWI also assumed the sponsorship of our Qualified Pension Plan and certain liabilities under the Restoration Plan related their employees, which resulted in a change in net pension assets of $9,687,403 and a change in deferred tax liabilities of $ 3,390,591. These spin-off assets were accounted for in accordance to ASC 505-60 Equity – Spin offs and Reverse Spinoffs.

Following the spin-off, we  have maintained operations as an internally-managed BDC and pursue a credit-focused investing strategy akin to similarly structured organizations. We will continue to provide capital to middle-market companies and primarily invest in debt securities, including senior “unitranche” debt, second lien and subordinated debt, and may also invest in preferred stock and common stock alongside its debt investments or through warrants.

Following the spin-off, we remain a RIC under Subchapter M of the Code. See Note 4 of this report for a discussion of our’s status as a RIC.

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

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC.

(2) Securities of any eligible portfolio company that we control.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

We believe our investments at September 30, 2015 and March 31, 2015 approximate fair value as of those dates based on the market in which we operate and other conditions in existence at those reporting periods.

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

Use of Estimates  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates. Significant estimates include investment valuations, deferred taxes, post-retirement plan assets and liabilities.

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

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. During the quarter ended September 30, 2015, we did not distribute any capital gain dividends to our shareholders. When we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35%. As an investment company that qualifies as a RIC under the IRC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 4 for further discussion.

CSMC, a wholly owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate of 35%.

We account for interest and penalties as part of operating expenses.  There were no interests or penalties incurred during the quarters ended September 30, 2015 and 2014.

Deferred Taxes  Effective upon the spin-off of CSWI, CSWI assumed the sponsorship of the Qualified Retirement Plan.  Deferred taxes related to the changes in Qualified Defined Pension Plan, Restoration Plan, individual cash incentive award and bonus accruals are recorded on a quarterly basis.

Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by FASB ASC Topic 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost on a straight-line basis for all share-based payments awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant. We utilized Monte Carlo simulation to develop grant date fair value for any restricted awards that are affected by a market condition. For both restricted stock awards and market condition affected restricted awards, we will amortize this fair value to shared-based compensation expense over the vesting term.  For individual incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value of our Company. In connection with the spin-off of CSWI, we entered into an Employee Matters Agreement with CSWI. Under this agreement, the value of such individual incentive cash awards shall be determined based upon the net asset value of Capital Southwest as of the last day of the fiscal quarter ending immediately prior to the Distribution Date.  See Note 6 and 7 for further discussion.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”).  We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.  While management believes our valuation methodologies are appropriate and consistent with market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The three levels of the fair value hierarchy and the investments that fall into each of the levels are described below:

•	Level 1: Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. We use Level 1 inputs for publicly traded unrestricted securities. Such investments are valued at quoted prices from active markets. We did not have any Level 1 investments as of September 30, 2015 and March 31, 2015.

•	Level 2: Investments whose values are based on observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument in non-active markets, quoted prices for similar instruments in active markets and similar data. We did not value any of our investments using Level 2 inputs as of September 30, 2015 and March 31, 2015.

•	Level 3: Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions that a market participant would use in pricing the investment. We used Level 3 inputs for measuring the fair value of 100% of our investments as of September 30, 2015 and March 31, 2015. See Note (c) in “Notes to Consolidated Schedule of Investments” for the investment policy used to determine the fair value of these investments.

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

Debt Securities

The significant unobservable inputs used in the fair value measurement of our debt securities are risk adjusted discount factors used in the yield valuation technique and probability of principal recovery. A significant increase or decrease in any of these valuation inputs in isolation would result in a significant change in fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third party inputs. For recent investments, we generally rely on our cost basis to determine the fair value unless fair value is deemed to have departed significantly from this basis.

Limited Partnership or Limited Liability Company Interests

Limited partnerships are generally valued at our percentage interest of the partnership or company’s calculated net asset value, unless there is substantive evidence that the net asset value does not correspond to fair value. As of September 30, 2015, we no longer have any limited partnership interests.

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company to value our Level 3 investments as of September 30, 2015 and March 31, 2015. Unobservable inputs are those inputs for which little or no market data exists and therefore require an entity to develop its own assumptions. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

Type	Valuation Technique	Fair Value at 9/30/2015 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$41.8	EBITDA Multiple	4.00x – 7.0	x	6.23	x
	Market Approach	$2.2	Revenue Multiple	3.70x – 3.70	x	3.70	x
	Market Approach	$0.2	Cash and Asset Value	NA		NA
	Market Approach	$3.2	Liquidation Value	NA		NA
	Market Approach	$1.9	Recent Transaction Price	NA		NA
		$49.3
Debt	Face Value	$41.1	Cost	NA		NA
	Market Approach	$2.7	Face Value	NA		NA
	Liquidation Value	0.2	Cash and Asset Value	NA		NA
		$44.0
	Total	$93.3

Type	Valuation Technique	Fair Value at 3/31/2015 (in millions)	Unobservable Input	Range		Weighted Average
Preferred & Common Equity	Market Approach	$494.1	EBITDA Multiple	3.00x – 7.75	x	7.15	x
	Market Approach	$4.2	Recent Transaction Price	NA		NA
	Market Approach	$15.0	Cash and Asset Value	NA		NA
	Market Approach	$3.8	Multiple of Tangible Book Value	1.43	x	1.43	x
	Market Approach	$0.2	Market Value of Held for Securities	NA		NA
		$517.3
Debt	Face Value	$6.9	Recent Transaction Price	NA		NA
	Market Approach	$2.7	Expected cash flow	NA		NA
	Liquidation Value	0.2
Partnership or LLC Interests		$9.8
	Net Asset Value	$8.4	Fund Value	NA		NA
	Total	$535.5

At September 30, 2015 and March 31, 2015, 100% of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2015 and March 31, 2015 (in millions):

		Fair Value Measurements at September 30, 2015 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$44.0	$	−	$	−	$44.0
Preferred & Common Equity	49.3		−		−	49.3
Total Investments	$93.3	$	−	$	−	$93.3

		Fair Value Measurements at March 31, 2015 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Debt	$9.8	$	−	$	−	$9.8
Partnership Interests	8.4		−		−	8.4
Preferred & Common Equity	517.3		−		−	517.3
Total Investments	$535.5	$	−	$	−	$535.5

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the quarter ended September 30, 2015 and September 30, 2014 (in millions):

	Fair Value 3/31/15	Net Unrealized Appreciation (Depreciation)		Unrealized Depreciation due to spin-off of CSWI	New Investments	Divestitures		Distributions		Fair Value at 9/30/15
Debt	$9.8	$	−		$34.2	$	−	$	−	$44.0
Partnership Interests	8.4		1.1		−		(8.8)		(0.7)	-
Preferred & Common Equity	517.3		4.8	(456.2)	−		(9.6)		(7.0)*	49.3
Total Investments	$535.5		$5.9	(456.2)	$34.2		$(18.4)		$(7.7)	$93.3

*Represents the costs basis of the The Rectorseal, Corporation, Whitmore Manufacturing Company, Balco, Inc. and Capstar Holding Company that were spun off to CSW Industrials, Inc. at September 30, 2015.

	Fair Value 3/31/14	Net Unrealized Appreciation (Depreciation)	New Investments		Divestitures		Conversion of Security from Debt to Equity		Fair Value at 9/30/2014
Debt	$2.7	$0.6	$	−	$	−	$	−	$3.3
Partnership Interests	9.5	0.1		−		(1.4)		−	8.2
Warrants	−	1.2		−					1.2
Preferred Equity	47.0	3.0		−		−		−	50.0
Common Equity	398.7	38.2		−		−		−	436.9
Total Investments	$457.9	$43.1	$	−		$(1.4)	$	−	$499.6

The total unrealized gains included in earnings that related to assets still held at the report date for the six months ended September 30, 2015 and September 30, 2014 were $6,408,000 and $7,478,953, respectively.

4.	INCOME TAXES

We have elected to be treated to qualify as a RIC under Subchapter M of the IRC and have a tax year end of December 31.  In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable income, as defined by the IRC, to our shareholders in a timely manner.  Investment company income generally includes net short-term capital gains but excludes net long-term capital gains.  A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that is distributed to its shareholders, including “deemed distributions” discussed below.  As permitted by the IRC, a RIC can designate dividends paid in the subsequent tax year as dividends of current year ordinary income and net long-term gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax year.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the current tax year, we have declared and paid ordinary dividends of $1,542,237. For the tax year ended December 31, 2014, we declared and paid ordinary dividends in the amounts of $3,082,911.

Additionally, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year. For the tax year ended December 31, 2014, we distributed 100% of our investment company ordinary taxable income.  As a result, we have no tax provision for income taxes on ordinary taxable income for the tax year ended December 31, 2014.

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

For the quarters ended September 30, 2015 and 2014, CSWC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as RICs in future years.  However, either company’s ability to meet certain portfolio diversification requirements for RICs in future years may not be controllable by such company.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate.  CSMC records individual incentive award and bonus accruals on a quarterly basis. Effective with the spin-off of CSW Industrials, Inc. (CSWI), CSWI assumed the sponsorship of the Qualified Retirement Plan.  Deferred taxes related to the changes in qualified defined pension plan, Restoration Plan, individual incentive award and bonus accruals are also recorded on a quarterly basis. As of September 30, 2015 and March 31, 2015, CSMC had a deferred tax asset (liability) of $1,648,085 and ($1,411,920), respectively.

5.	ACCUMULATED NET REALIZED GAINS (LOSSES) ON INVESTMENTS

Distributions made by RICs often differ from aggregate U.S GAAP-basis undistributed net investment income and accumulated net realized gains (total U.S. GAAP-basis net realized gains).  The principal cause is that required minimum fund distributions are based on income and gain amounts determined in accordance with federal income tax regulations, rather than U.S. GAAP.  The differences created can be temporary, meaning that they will reverse in the future, or they can be permanent.  In subsequent periods, when all or a portion of a temporary difference becomes a permanent difference, the amount of the permanent difference will be reclassified to “additional capital.”

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. We had $19,707,522 and $22,355,353 of accumulated long term capital gains, as of September 30, 2015 and March 31, 2015, respectively.

6.	EXECUTIVE COMPENSATION PLAN

On August 28, 2014, our Board of Directors adopted an executive compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to executive officers of the Company. The plan is intended to align the compensation of the Company’s executive officers with the Company’s key strategic objective of increasing the market value of the Company’s shares through a transformative transaction for the benefit of the Company’s shareholders. Under the plan, Joseph B. Armes, Kelly Tacke, and Bowen S. Diehl, will receive an amount equal to six percent of the aggregate appreciation in the Company’s share price from August 28, 2014 (using a base price of $36.16 per share) to the Trigger Event Date (December 29, 2015).  Effective immediately with the spin-off of CSWI, both Joseph B. Armes and Kelly Tacke became employees of CSWI and Bowen Diehl, our President and Chief Executive Officer, will continue to be an employee of our Company. The value accretion will include the value of any distributions to the Company shareholders, including any capital stock spun-off to the Company shareholders.  As to any payout up to $22.5 million, one-third of the payout will be allocated to each such officer, with any payout in excess of $22.5 million to be allocated as follows: Mr. Armes--50%, Ms. Tacke--25% and Mr. Diehl--25%.  The initial plan component consists of nonqualified options awarded to purchase 259,000 shares of common stock at an exercise price of $36.60 per share. The second plan component consists of awards of 127,000 shares of restricted stock, which have voting rights but do not have cash dividend rights. The final plan component consists of cash incentive payments awarded to each of Mr. Armes, Ms. Tacke and Mr. Diehl in an amount equal to the excess of each awardee’s allocable portion of the Total Payment Amount over the aggregate value as of the Trigger Event Date of the awardee’s restricted common stock and nonqualified option awards under the plan.  The equity based awards shall vest and be exercisable as follows: (1) 1/3 on the Trigger Event Date; (2) 1/3 on the first anniversary of the Trigger Event Date; and (3) 1/3 on the second anniversary of the Trigger Event Date. Generally, entitlement to such awards is conditioned on the awardee remaining in the employment of the Company or its subsidiaries on the vesting date, or in the event the employment of the awardee is transferred to a Company subsidiary spun-off to the Company’s shareholders, continuing employment by such spun-off subsidiary. The Company, however, reserves the right, in its sole discretion, to terminate the cash incentive award or to reduce the amount payable thereunder at any time prior to the Trigger Event Date.

On September 8, 2015, the Board designated the share distribution of CSWI as a transformative transaction for purposes of the executive compensation plan and amended the award agreements granted under the plan to provide for accelerated vesting of the awards held by an executive in the event of a termination of such executive’s service effected by the executive for good reason, by the employer without cause, or as a result of the disability or death of the executive.

On September 30, 2015, we completed the tax-free spin-off of CSWI through a pro-rata share distribution of CSWI's common stock to CSWC shareholders of record as of the close of business on September 18, 2015 (the "Record Date").  CSWC shareholders received one share of CSWI common stock for every one share of CSWC common stock held on the Record Date. The Trigger Event Date will occur on December 29, 2015.

As of September 30, 2015, the cash component of the executive compensation plan is calculated based on the closing price of our stock at September 30, 2015. The estimated liability for these three individuals at September 30, 2015 is estimated to be $669,759 based on a 40 month vesting schedule.

Effective with the spin-off of CSWI, the Company entered into Employee Matters Agreement with CSWI. Under this agreement, the Company will retain the cash incentive awards granted under the Executive Compensation Plan, and all liabilities with respect to such cash incentive awards will remain liabilities of Capital Southwest. Starting October 1, 2015, we will recognize expense under the Executive Compensation Plan only for Bowen S. Diehl.

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

On August 28, 2014, our Board of Directors amended the 2009 Plan, as permitted pursuant to Section 18 of the 2009 Plan (the “First Amendment to the 2009 Plan”). The First Amendment to the 2009 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. In addition, on August 28, 2014, options to purchase 259,000 shares at $36.60 per share were granted under the 2009 Plan, as amended. These options will not begin to be exercisable or vest until 90th day following the consummation of the transformative transaction. On September 8, 2015, the Board designated the Share Distribution as a transformative transaction for purposes of the plan and amended the award agreements granted under the plan to provide for accelerated vesting of the awards held by an executive in the event of a termination of such executive’s service effected by the executive for good reason, by the employer without cause, or as a result of the disability or death of the executive.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously granted under our 1999 Plan and outstanding continue in effect and are governed by the provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at market price on the date of grant, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments.

In connection with the spin-off of CSWI, we entered into an Employee Matters Agreement with CSWI, which provided that each Capital Southwest Option that is outstanding immediately prior to the Distribution Date, shall be converted as of the Distribution Date into both a Post-Separation Capital Southwest Option and a CSWI Option and shall be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the Distribution Date. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of Capital Southwest subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all Capital Southwest employees. These adjustments were made pursuant to the anti-dilution provision in the award. The Company compared the value of the awards pre and post-spin, and determined that the distribution-related adjustments did not have a material impact on compensation expense for the six months ended September 30, 2015.

At September 30, 2015, there are options to acquire 368,487 shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Stock Incentive Plan or request shareholders’ approval of additional stock options to be added under the 2009 Stock Incentive Plan.

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of September 30, 2015 as well as adjustments in connection with the spin-off of CSWI:

	Number of Options	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2013	170,908	$22.37
Granted	85,000	35.25
Exercised	(69,108)	22.27
Canceled/Forfeited	(63,000)	22.08
Balance at March 31, 2014	123,800	31.40
Granted	259,000	36.60
Exercised	(6,800)	23.95
Canceled/Forfeited	(4,000)	23.95
Balance at March 31, 2015	372,000	35.24
Granted	–	–
Exercised	(8,000)	19.18
Canceled/Forfeited	–	–
Spin-off adjustments	(1,487)*	NA
Balance at September 30, 2015	362,513	$11.21	*

1999 Plan
Balance at March 31, 2013	246,000	$33.00
Granted	–	–
Exercised	(108,000)	30.37
Canceled/Forfeited	(100,000)	38.25
Balance at March 31, 2014	38,000	26.68
Granted	–	–
Exercised	22,000	29.10
Canceled/Forfeited	–	–
Balance at March 31, 2015	16,000	23.37
Granted	–	–
Exercised	(10,000)	23.37
Canceled/Forfeited	–	–
Spin-off adjustments	(26)*	NA
Balance at September 30, 2015	5,974	$7.36	*

Combined Balance at September 30, 2015	368,487	$11.15	*

September 30, 2015	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding	2.3 years	$2,457,760
Exercisable	1.6 years	$387,185

*Certain adjustments were made to the exercise price and number of shares of Capital Southwest awards using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution with the intention of preserving the economic value of the awards immediately prior to the distribution for all Capital Southwest employees.

We recognize compensation cost using the straight-line method for all share-based payments.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for the three months ended September 30, 2015 and September 30, 2014, we recognized stock option compensation expense of $138,356 and $54,107, respectively. For the six months ended September 30, 2015 and September 30, 2014, we recognized stock option compensation expense of $295,854 and $127,210, respectively.

As of September 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock options was $510,790, which will be amortized over the weighted-average vesting period of approximately 2.3 years. Immediately after the completion of the spin-off of CSWI, we will recognize expense only for the stock-based compensation awards that are held by our employees.

At September 30, 2015, the range of exercise prices was $7.36 to $11.66 and the weighted-average remaining contractual life of outstanding options was 2.3 years. The total number of shares of common stock exercisable under both the 2009 Plan and the 1999 Plan at September 30, 2015 was 42,824 shares with a weighted-average exercise price of $9.53. During the quarters ended September 30, 2015 and September 30, 2014, no options were exercised.

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (“2010 Plan”), our Board of Directors originally reserved 188,000 shares of restricted stock for issuance to certain our employees. At our annual shareholder meeting in August 2015, our shareholders approved an increase of additional 450,000 shares to our 2010 Restricted Stock Award Plan. A restricted stock award is an award of shares of our common stock, which generally have full voting and dividend rights but are restricted with regard to sale or transfer.  Restricted stock awards are independent of stock grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing. Unless otherwise specified in the award agreement, these shares vest in equal annual installments over a four to five-year period from the grant date and are expensed over the vesting period starting on the grant date.

On August 28, 2014, our Board of Directors amended the 2010 Plan, as permitted pursuant to Section 14 of the 2010 Plan (the “First Amendment to the 2010 Plan”).  The First Amendment to the 2010 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of CSWC. In addition, on August 28, 2014, the Board of Directors granted 127,000 shares of restricted stock under the 2010 Plan, as amended. These restricted stock awards will not begin to until 90th day following the consummation of the transformative transaction as described in Note 6 above. The number of restricted shares held by the awardee are subject to reduction to the extent that the sum of the value of the awardee's stock options (based on the spread) and the value of restricted stock as of the Trigger Event Date exceeds the awardee's allocable portion of the aggregate payout amount. Monte Carlo simulation was utilized to develop the grant date fair value for the restricted stock awards under the 2010 Plan.

On September 30, 2015, the Company completed the spin-off of CSWI. CSWI is now an independent publicly traded company. CSWI’s common stock trades on the Nasdaq Stock Market under the symbol “CSWI.” The Share Distribution was effected through a tax-free, pro-rata distribution of 100% of CSWI’s common stock to shareholders of the Company. Each Company shareholder received one share of CSWI common stock for every one share of Company common stock on the record date, September 18, 2015. Cash was paid in lieu of any fractional shares of CSWI common stock. Each holder of an outstanding Capital Southwest Restricted Stock Award immediately prior to the Distribution Date shall receive, as of the Distribution Date, a CSWI Restricted Stock Award for such number of CSWI Shares as is determined in the same way as if the outstanding Capital Southwest Restricted Stock Award comprised fully vested Capital Southwest Shares as of the Distribution Date.

The following table summarizes the restricted stock available for issuance for the six months ended September 30, 2015:

Restricted stock available for issuance as of March 31, 2015	31,240
Restricted stock granted during the six months ended September 30, 2015	-
Additional restricted stock approved under the plan	450,000
Restricted stock available for issuance as of September 30, 2015	481,240

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant. Due to the spin-off transaction, the Company evaluated the value of the Capital Southwest stock awards pre spin-off and the combined value of Capital Southwest stock awards post spin-off and CSW Industrials, Inc. stock awards and recorded additional incremental stock based compensation expenses.

For the six months ended September 30, 2015 and 2014, we recognized total share based compensation expense of $432,655 and $65,211, respectively, related to the restricted stock issued to our employees and officers. For the quarter ended September 30, 2015 and 2014, we recognized total share based compensation expense of $231,621 and $22,421, respectively related to the restricted stock issued to our employees and officers.

As of September 30, 2015, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $667,025, which will be amortized over the weighted-average vesting period of approximately 2.3 years.

The following table summarizes the restricted stock outstanding as of September 30, 2015:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share at grant date	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2015	142,960	$17.07	2.6
Granted	−	−	−
Vested	1,000	−	−
Forfeited	−	−	−
Unvested at September 30, 2015	141,960	16.93	2.3

Individual Incentive Awards

On January 16, 2012, our Board of Directors approved the issuance of 104,000 individual incentive awards with a baseline for measuring increases in net asset value per share of $36.74 (Net Asset Value at December 31, 2011) to provide deferred compensation to certain key employees. On January 22, 2013, the Board of Directors granted 16,200 individual cash incentive awards with a baseline net asset value per share of $41.34 (Net Asset Value at December 31, 2012) to officers of the Company.  On July 15, 2013, the Board of Directors granted 24,000 shares of individual cash incentive awards with a baseline net asset value per share of $43.80 (Net Asset Value at June 30, 2013) to a key officer of the Company. Additionally, the Board of Directors granted 38,000 individual cash incentive awards with a baseline net asset value per share of $50.25 (Net Asset Value at December 31, 2013) to several key employees of the Company in January 2014 and March 2014. Under the individual cash incentive award agreements, awards vest on the fifth anniversary of the award date. Upon exercise of an individual cash incentive award, the Company pays the recipient a cash payment in an amount equal to the net asset value per share minus the baseline net asset value per share, adjusted for capital gain dividends declared.

In connection with the spin-off of CSWI, we entered into an Employee Matters Agreement with CSWI. Under this agreement, the individual cash incentive award agreements were amended to provide that the value of each individual cash incentive award will be determined based upon the net asset value of Capital Southwest as of the last day of the fiscal quarter ending immediately prior to the Distribution Date.  The remaining terms of each individual incentive award agreement, including the vesting and payment terms, will remain unchanged. After the Distribution Date, Capital Southwest retains all Liabilities associated with all individual cash incentive awards granted by Capital Southwest.

There are currently 82,000 individual cash incentive awards outstanding as of September 30, 2015 and the estimated liability for individual cash incentive awards was $698,819 at September 30, 2015.

There were no individual incentive awards vested or granted during the six months ended September 30, 2015.

Individual Cash Incentive Awards	Number of Awards	Weighted Average Baseline Net Asset Value Per Award	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2015	82,000	$45.40	3.3
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	−	−	−
Unvested at September 30, 2015	82,000	$45.40	3.0

8.	RETIREMENT PLANS

In connection with the spin-off of CSWI, we entered into Employee Matters Agreement with CSWI on September 8, 2015. The Employee Matters Agreement was amended and restated on September 14, 2015. Under the Employee Matters Agreement, Capital Southwest Corporation and Capital Southwest Management Corporation withdrew as participating Employers in the Plan; and CSWI became the Sponsoring Employer of the Qualified Retirement Plan and assumed all the liabilities, assets, and future funding obligations for providing benefits for the covered Participants under the Qualified Retirement Plan.

Effective September 30, 2015, the benefits accrued under the Restoration Plan on behalf of CSWI employees, including employees who transferred from the Company to CSWI, were transferred to a non-qualified deferred compensation plan established by CSWI. The Company retained all liabilities associated with benefits accrued under the Restoration Plan on behalf of individuals who remain employees of the Company or Capital Southwest Management Corporation following September 30, 2015 or who terminated employment prior to September 30, 2015 with vested benefits under the Restoration Plan.

We historically use March 31 as the measurement date for our Defined Benefit Plan and Restoration Plan. Due to the spin-off transaction, we used September 30 as our measurement date for this reporting period. Material changes in Restoration Plan could occur due to changes in the discount rate, changes in mortality table, and various other factors.  At September 30, 2015, a discount rate of 4.75% was utilized to calculate benefit accruals under the Restoration Plan. Effective with the spin-off of CSWI, all future benefits accruals were ceased for current employees at the Company. Unvested accrued benefits under the Restoration Plan were forfeited as of September 30, 2015.

The Capital Southwest pension assets were $18,622,781 at March 31, 2015. As of September 30, 2015, this Qualified Pension Plan was assumed by CSWI, and the Company’s net pension assets were transferred to CSWI.

At September 30, 2015, the table below illustrates the restoration plan benefit obligation:

Projected benefit obligation	(2,831,886)
Fair value of assets	-
Net gain	603,151
Accrued benefit cost	(2,228,735)

The following tables set forth the Qualified Retirement Plan and Restoration Plan’s net pension benefit  and cost amounts at September 30, 2015:

	Qualified Plan	Restoration Plan

Service Cost	$189,886	$82,152
Interest Cost	173,120	73,460
Expected Return on Assets	(578,273)	-
Net Prior Service cost/(credit)	4,689	(8,107)
Net Loss/(Gain) Amortization	-	41,402
Net Periodic Pension Cost/(Income)	(210,578)	188,907
Immediate Recognition of Benefit Cost due to Plan Freeze at 9/30/2015	(71,946)	(81,697)
Benefit cost at 9/30/2015	$(282,524)	$107,210

9.	COMMITMENTS AND CONTINGENCIES

On September 9, 2015, we entered into an agreement to co-manage I-45 SLF LLC (the “Joint Venture”) with Main Street Capital Corporation (“Main Street”).  Both companies have equal voting rights on the Joint Venture’s Board of Managers.  We have committed to provide $68,000,000 of equity to the Joint Venture, with Main Street providing $17,000,000.  The Joint Venture is expected to invest primarily in syndicated senior secured loans in the upper middle market. We had not contributed any capital as of September 30, 2015

We also committed $7,500,000 to lead the last-out portion of a unitranche asset-based credit facility for Freedom Truck Finance, LLC ("Freedom Truck Finance"), a Dallas-based secondary truck finance company specializing in the acquisition and management of sub-prime commercial truck loans to independent owner operators. Triumph Commercial Finance, a division of TBK Bank, SSB (member of Triumph Bancorp, Inc. (Nasdaq:TBK) led the first-out tranche of the facility and serves as administrative agent. We had funded $5,378,239 and had $2,121,761 commitment outstanding as of September 30, 2015

As of September 30, 2015, we had $70,121,761 commitments outstanding in Freedom Truck Finance and the joint venture with Main Street.

10.	RELATED PARTY TRANSACTION

On September 30, 2015, we completed the spin-off of CSWI. Prior to the completion of the spin-off, we paid certain incorporation expenses and professional fees on behalf of CSWI. We currently have approximately $1.4 million accounts receivable due from CSWI at September 30, 2015.

11.	SIGINIFICANT SUBSIDIARY

Media Recovery, Inc. (MRI) is a global leader in creating innovative solutions for safeguarding clients' assets. ShockWatch, a subsidiary of Media Recovery, Inc., provides solutions that currently enable over 3,000 customers and some 200 partners in 62 countries to detect mishandling that causes product damage and spoilage during transport and storage. The ShockWatch product portfolio includes impact, tilt, temperature, vibration, and humidity detection systems and is widely used in the energy, transportation, aerospace, defense, food, pharmaceutical, medical device, consumer goods and manufacturing sectors. MRI completed the divestiture of DataSpan, Inc., a leading data storage, products, and management provider, to DataSpan Holdings in September 2014, and continued to provide post-closing services to DataSpan Holdings under a transition services agreement (“TSA”) through June 27, 2015.  Our valuation is based primarily on adjusted EBITDA, which reflects certain adjustments to net income (loss), including nonrecurring expenses associated with fulfilling the obligations under the TSA, write off of obsolete inventory, executive severance and recruiting costs.

At September 30, 2015, the value of Media Recovery, Inc. represented 10.9% of our total assets. Below is certain selected key financial data from its Balance Sheet at September 30, 2015 and three months ended and six months ended Income Statement.

September 30, 2015
Current Assets	$11,914,926
Non-Current Assets	16,961,673
Current Liabilities	3,016,976
Non-Current Liabilities	$123,870

	3 months ended 9/30/2015	6 months ended 9/30/2015
Revenue	$4,861,437	$10,166,841
Net Loss	(590,370)	(1,535,755)

12.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and six months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Six Months Ended September 30,
Per Share Data	2015	2014	2015	2014
Investment income	$.07	$.05	$.13	$.10
Operating expenses	(.66)	(.11)	(.90)	(.27)
Income taxes	(.01)	(.02)	(.01)	(.01)
Net investment loss	(.60)	(.08)	(.78)	(.18)
Distributions from undistributed net investment income	–	–	(.10)	(.10)
Distribution to CSWI	(1.69)		(1.69)
Decrease in unrealized appreciation due to distributions to CSWI	(29.41)		(29.27)

Net realized (loss) gain	(.22)	2.99	(.17)	1.97
Net increase (decrease) in unrealized appreciation of investment	.25	(4.87)	.37	(2.50)
Capital Share transactions:
Exercise of employee stock options	-	(.01)	(.03)	(.01)
Issuance of restricted stock*	-	(.41)	-	(.38)
Share based compensation expense	.02	–	.05	.01

Decrease in net asset value	(31.65)	(2.38)	(31.62)	(1.19)
Net asset value
Beginning of period	49.33	51.17	49.30	49.98
End of period	$17.68	$48.79	$17.68	$48.79

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

Capital Southwest Corporation Completed Spin-Off of CSW Industrials

On September 30, 2015, Capital Southwest Corporation (the “Company”) completed the spin-off (the “Share Distribution”) of CSW Industrials, Inc. (“CSWI”). CSWI is now an independent publicly traded company. CSWI’s common stock trades on the Nasdaq Stock Market under the symbol “CSWI.” The Share Distribution was effected through a tax-free, pro-rata distribution of 100% of CSWI’s common stock to shareholders of the Company. Each Company shareholder received one share of CSWI common stock for every one share of Company common stock on the record date, September 18, 2015. Cash was paid in lieu of any fractional shares of CSWI common stock.

CSWI’s assets and businesses consist of the Company’s former industrial products, coatings, sealants & adhesives and specialty chemicals businesses and include all the equity interests of The RectorSeal Corporation, The Whitmore Manufacturing Company, Balco, Inc., and CapStar Holdings Corporation.

A Registration Statement on Form 10 relating to the Share Distribution was filed by CSWI with the Securities and Exchange Commission and was declared effective on September 14, 2015.

Effective October 1, 2015 with the completion of the Share Distribution, Bowen S. Diehl was appointed President and Chief Executive Officer of our Company, and Michael S. Sarner was appointed Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer.

Following the spin-off, we  have maintained operations as an internally-managed BDC and pursue a credit-focused investing strategy akin to similarly structured organizations. We will continue to provide capital to middle-market companies. We intend to primarily invest in debt securities, including senior “unitranche” debt, second lien and subordinated debt, and may also invest in preferred stock and common stock alongside its debt investments or through warrants.

Formation and Launch of a Senior Loan Fund With Main Street Capital Corporation

On September 9, 2015, Capital Southwest Corporation (the “Company”) and Main Street Capital Corporation (“Main Street”) entered into an agreement to co-manage I-45 SLF LLC (“I-45”), a senior loan fund to invest primarily in syndicated senior secured loans in the upper middle market.  The Company and Main Street have equal representation on I-45’s Board of Managers.  The Company and Main Street have committed to provide $85 million of equity to I-45, with the Company providing $68 million and Main Street providing $17 million.  The Company owns 80% of I-45 and has a profits interest of 75.6%, while Main Street owns 20% of I-45 and has a profits interest of 24.4%.

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

Investment Income

For the six months ended September 30, 2015, total investment income was $2,041,781, a $466,362, or 29.6%, increase from total investment income of $1,575,419 for the six months ended September 30, 2014. The increase was primarily attributable to $1.1 million of interest income generated from syndicated and direct credit investments that we closed since 4th quarter of last year. This increase was offset by a decrease of $0.8 million of dividend income from portfolio companies that were spun off at the end of the quarter and certain divestitures of our non-core legacy equity assets.

For the six months ended September 30, 2014, total investment income was $1,575,419, a $456,238, or 22.5%, decrease from total investment income of $2,031,657 for the six months ended September 30, 2013.

For the three months ended September 30, 2015, Capital Southwest reported investment income of $1,078,127, a $282,987, or 35.6%, increase as compared to the quarter ended September 30, 2014. The increase was primarily attributable to $0.8 million of interest income generated from syndicated and direct credit investments that we closed since 4th quarter of last year. This increase was offset by a decrease of $0.6 million dividend income from portfolio companies that were spun off at the end of the quarter and certain divestitures of our non-core legacy equity assets.

For the three months ended September 30, 2014, total investment income was $795,140, a $181,571, or 18.6%, decrease from total investment income of $976,711 for the three months ended September 30, 2013.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to employees’ and directors’ compensation, office expenses, legal, professional and accounting fees.

For the six months ended September 30, 2015, our total operating expenses totaled $14,088,723, an increase of $10,013,513, or 246%, as compared to our total operating expenses of $4,075,210 for the six months ended September 30, 2014.  The increase is primarily due to the spin-off transaction. The spin-off related expenses included $6.7 million professional service fees incurred to effectuate the spin-off and obtain tax-free opinion. Total compensation expenses of $4.6 million include $1.6 million compensation expenses for employees who transferred to CSW industrials, Inc. following the spin-off transaction and $0.9 million related to the spin-off transaction bonuses. Share-based compensation expenses of $0.7 million include $0.6 million stock based compensation expenses related to the equity awards for the executive compensation plan as well as modification of equity based compensation expenses due to the spin-off transaction. Excluding these one-time spin-off expenses, our total operating expenses for the six months ended September 30, 2015 would be approximately $4.3 million.

For the six months ended September 30, 2014, total operating expenses totaled
$4,075,210, a decrease of $431,497, or 9.6%, as compares to the total operating expenses of $4,506,708 for the six months ended September 30, 2013.

For the three months ended September 30, 2015, our total operating expenses totaled $ 10,324,752, an increase of $8,579,133, or 491%, as compared to the total operating expenses of $ 1,745,619. The spin-off related expenses included $5.5 million professional service fees incurred to effectuate the spin-off. Compensation expenses of $3.4 million include $1.2 million compensation expenses for employees who transferred to CSW Industrials, Inc. following the spin-off transaction and $0.9 million related to the spin-off transaction bonuses. Share-based compensation expenses of $0.4 million include $0.3 million stock based compensation expenses related to the equity awards for the executive compensation plan as well as modification of equity based compensation expenses due to the spin-off transaction. Excluding these one-time spin-off expenses, our total operating expenses would be approximately $2.4 million for the three months ended September 30, 2015.

For the three months ended September 30, 2014, total operating expenses totaled $1,745,619, a decrease of $455,930, or 20.7%, as compares to the total operating expenses of $2,201,548 for the three months ended September 30, 2013.

Net Investment Income

For the three months ended September 30, 2015, Net investment loss totaled $9,334,930. Excluding aforementioned one-time spin-off expenses, our total net investment loss would be approximately $1.4 million. For the three months ended September 30, 2014, net investment loss totaled $1,239,019.

For the six months ended September 30, 2015, net investment loss totaled $12,164,505. Excluding aforementioned one-time spin-off expenses, our total net investment loss would be approximately $2.4 million. For the six months ended September 30, 2014, net investment loss totaled $2,721,676.

Net Realized Gain (Loss) on Investments

During the six months ended September 30, 2015, we recognized a net realized loss of $2,647,830 from the following sources:

	Proceeds	Cost	Realized gain (loss)
Alamo Group, Inc.	$36,872	$-	$36,872
Atlantic Capital Bancshares, Inc.	3,956,401	3,000,000	956,401
Ballast Point Ventures II, L.P.	3,507,598	2,634,790	872,808
BankCap Partners, L.P.	1,596,999	5,071,514	(3,474,515)
Boxx Technologies, Inc.	2,184,184	1,500,000	684,184
Capital South Partners Fund II, L.P.	50,000	433,403	(383,403)
Diamond State Ventures, L.P.	27,500	-	27,500
First Capital Group of Texas	20,000	778,894	(758,894)
Instawares Holding Company, LLC	5,000,000	5,000,000	-
StarTech Seed Fund II	14,000	622,783	(608,783)
Total realized loss			$(2,647,830)

During the six months ended September 30, 2014, we recognized a net realized gain of $30,679,890 from the following sources:

	Proceeds	Cost	Realized gain (loss)
Alamo Group, Inc.	$33,854,271	$183,674	$33,670,597
Capitala Finance Corporation	2,019,661	1,363,799	655,862
Cinatra Clean Technologies, Inc.	2,458,706	17,288,383	(14,829,677)
Discovery Alliance, LLC	139,713	1,315,000	(1,175,287)
Encore Wire Corporation	13,637,413	1,409,051	12,228,362
North American Energy Partners	588,577	236,986	351,591
StarTech Seed Fund II	75,706	75,706	-
Tristate Capital Holdings, Inc.	706,928	928,486	(221,558)
Total realized gain			$30,679,890

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

Net Increase(Decrease) in Unrealized Appreciation of Investments

For the six months ended September 30, 2015, we recognized an increase of $5,879,386 in unrealized appreciation of investments, of which $528,614 of the unrealized depreciation were related to assets that were sold during the past six months. Excluding unrealized appreciation related to assets that were sold during the past six months, our unrealized appreciation would have increased by $6,408,000, which is principally attributable to Media Recovery, Inc. due to an increase in our multiple as a result of the new management team and improved outlook for the Business.

For the six months ended September 30, 2014, we recognized a decrease of $38,826,965 in net change in unrealized appreciation of investments. This decrease in unrealized appreciation is primarily attributable to Alamo Group, Inc. and Encore Wire Corporation; Alamo Group, Inc. decreased by $72,367,129 due to a decline in its stock price at September 30, 2014, as well as our recent disposition of 849,690 shares, which generated a net realized gain of $33,670,597; Encore Wire Corporation decreased by $26,692,007, due to a decrease in its stock price at September 30, 2014 and our sale of 355,650 shares, which generated a net realized gain of $12,228,362. These decreases are offset by The Rectorseal Corporation, Titanliner, Inc., and Media Recovery, Inc., which increased by $35,600,000, $5,636,999, and $2,000,000, respectively, due to increases in each entity’s earnings; In addition, Wellogix, Inc. increased by $1,875,000 due to the utilization of a market valuation approach during the quarter ended September 30, 2014.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by our current portfolio companies:

	Six Months Ended September 30,
	2015	2014
Media Recovery, Inc.	5,100,000	2,000,000
Deepwater Corrosion Services, Inc.	2,322,000	32,000
TitanLiner, Inc.	(119,000)	5,636,999
Trax Data Refinery, Inc.	(96,000)	NA
Wellogix, Inc.	(872,000)	1,875,000

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – September 30, 2015 and March 31, 2015.”

Financial Condition, Liquidity and Capital Resources

At September 30, 2015, the Company had cash and cash equivalents of approximately $184.1 million.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the six months ended September 30, 2015 to the critical accounting policies or the area that involves the use of significant judgments or estimates as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Our investment in portfolio securities includes fixed-rate debt securities which totaled $10,862,389 at September 30, 2015, equivalent to 11.6% of the value of our total investments.  Generally, these debt securities are below investment grade and have relatively high fixed rates of interest; therefore, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in our portfolio and no effect on interest income. Our investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, have concluded that our current disclosure controls and procedures are effective as of September 30, 2015.

During the three months ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Investing in our common stock involves a number of significant risks. There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, with the exception of the additional risk factors discussed below.  The risks and uncertainties described below could adversely affect the material risks we face. Risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

The U.S. capital markets experienced extreme volatility and disruption over the past several years, leading to recessionary conditions and depressed levels of consumer and commercial spending. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. While recent indicators suggest improvement in the capital markets, we cannot provide any assurance that these conditions will not worsen. If these conditions continue or worsen, the prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets.

We currently have more than 70.0% of qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

The lack of liquidity in our investments may adversely affect our business.

We invest in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Changes in interest rates may affect our cost of capital and net investment income.

Some of our debt investments will bear interest at variable rates and the interest income from these investments could be negatively affected by decreases in market interest rates. In addition, an increase in interest rates would make it more expensive for us to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our securities less attractive than alternative investments, a situation which could reduce the value of our securities. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. A decrease in market interest rates may also adversely impact our returns on idle funds, which would reduce our net investment income.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured certain of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower's business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our securities.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender's consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an "intercreditor agreement" prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in the secured term debt of LMM and Middle Market companies and equity issued by LMM companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Distribution Agreement by and between Capital Southwest Corporation and CSW Industrials, Inc. dated as of September 8, 2015 (filed as Exhibit 2.1 to Form 8-K dated September 14, 2015).
10.1	Tax Matters Agreement by and between Capital Southwest Corporation and CSW Industrials, Inc. dated as of September 8, 2015 (filed as Exhibit 10.1 to Form 8-K dated September 14, 2015).
10.2
Amended and Restated Employee Matters Agreement by and between Capital Southwest Corporation and CSW Industrials, Inc. dated as of September 14, 2015 (filed as Exhibit 10.2 to Form 8-K dated September 14, 2015).

10.3	Form of Amended and Restated Non-Qualified Stock Option Agreement (CSWC Employee Form), filed herewith.
10.4	Form of Amended and Restated Non-Qualified Stock Option Agreement (CSWI Employee Form), filed herewith.
10.5	Form of Amended and Restated Incentive Stock Option Agreement (CSWC Employee Form), filed herewith.
10.6	Form of Amended and Restated Incentive Stock Option Agreement (CSWI Employee Form), filed herewith.
10.7	Form of Amended and Restated Non-Qualified Stock Option Agreement (Executive Compensation Plan – CSWC Employee Form), filed herewith.
10.8	Form of Amended and Restated Non-Qualified Stock Option Agreement (Executive Compensation Plan – CSWI Employee Form), filed herewith.
10.9	Form of Restricted Stock Agreement (CSWC Employee Form), filed herewith.
10.10	Form of Amended and Restated Restricted Stock Agreement (CSWI Employee Form), filed herewith.
10.11	Form of Amended and Restated Restricted Stock Award (Executive Compensation Plan – CSWC Employee Form), filed herewith.
10.12	Form of Amended and Restated Restricted Stock Award (Executive Compensation Plan – CSWI Employee Form), filed herewith.
10.13	Form of Amended and Restated Cash Incentive Award Agreement (Executive Compensation Plan), filed herewith.
10.14	I-45 SLF LLC Agreement dated September 9, 2015, filed herewith.
31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act, filed herewith.
32.1	Certification of President and Chief Executive Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION

November 9, 2015	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl President and Chief Executive Officer

November 9, 2015	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner Chief Financial Officer