Form 10-Q
period 2015-12-31
CAPITAL SOUTHWEST CORP
filed 2016-02-09
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ……………..to ……………………………………..

Commission File Number: 814-00061

CAPITAL SOUTHWEST CORPORATION
(Exact name of registrant as specified in its charter)

Texas	75-1072796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Lyndon B Johnson Freeway, Suite 1300, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,720,032 shares of Common Stock, $0.25 value, as of February 8, 2016.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands of dollars, except shares and per share data)

	December 31, 2015	March 31, 2015
Assets	(Unaudited)	(Audited)
Investments at market or fair value
Non-Control/Non-Affiliate investments (Cost: December 31, 2015 - $72,951, March 31, 2015 - $45,620)	$72,946	$37,776
Affiliate investments (Cost: December 31, 2015 - $444, March 31, 2015 - $6,944)	2,465	8,345
Control investments (Cost: December 31, 2015 - $34,215, March 31, 2015 - $12,396)	59,524	489,415
Total investments (Cost: December 31, 2015 - $107,610, March 31, 2015 - $64,960)	134,935	535,536
Cash and cash equivalents	143,680	225,797
Receivables
Dividends and interest	695	77
Escrow	3,424	2,854
Other	514	1,392
Income tax receivable	1,018	95
Net pension assets	-	10,294
Deferred tax asset	1,544	-
Other assets	770	827
Total assets	$286,580	$776,872

Liabilities
Other liabilities	$5,780	$4,923
Payable for unsettled transaction	4,850	-
Income tax payable	2,948	-
Accrued restoration plan liability	2,217	3,119
Deferred income taxes	-	1,412
Total liabilities	15,795	9,454
Commitments and Contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 18,064,044 shares at December 31, 2015 and 17,904,844 shares at March 31, 2015	4,516	4,476
Additional capital	279,455	298,338
Accumulated net investment loss	(16,574)	(4,390)
Accumulated net realized gain	-	22,355
Unrealized appreciation of investments	27,325	470,576
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	270,785	767,418
Total liabilities and net assets	$286,580	$776,872
Net asset value per share (15,724,532 shares outstanding at December 31, 2015 and 15,565,332 at March 31, 2015)	$17.22	$49.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Investment income:
Interest and dividends
Non-control/Non-affiliate investments	$1,282	$233	$2,527	$890
Affiliate investments	-	-	-	-
Control investments	1,612	7,300	1,912	7,900
Interest income from cash and cash equivalents	133	33	292	70
Fees and other income	280	147	618	428
	3,307	7,713	5,349	9,288
Operating expenses:
Compensation	1,675	1,120	5,629	3,516
Spin-off compensation plan	461	-	1,131	-
Share-based compensation	195	95	923	287
Spin-off Professional Fees	249	-	6,961	-
General and Administrative	1,354	2,018	3,378	3,505
	3,934	3,233	18,022	7,308
(Loss) income before income taxes	(627)	4,480	(12,673)	1,980
Income tax (benefit) expense	(607)	51	(489)	273
Net investment (loss) income	$(20)	$4,429	$(12,184)	$1,707
Realized (loss) gain:
Non-control/Non-affiliate investments	$(6,259)	$111,229	$(9,591)	$143,084
Affiliate investments	(2,142)	-	(1,458)	-
Control investments	231	-	231	(1,175)
Total net realized (loss) gain on investments before income tax	(8,170)	111,229	(10,818)	141,909

Net increase (decrease) in unrealized appreciation of investments	7,060	(84,964)	12,939	(123,791)

Net realized and unrealized gain (loss) on investments	(1,110)	26,265	2,121	18,118

(Decrease) increase in net assets from operations	$(1,130)	$30,694	$(10,063)	$19,825

Net investment (loss) income per share – basic and diluted	$(.00)	$.28	$(.77)	$.11

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2015	2014
Operations:
Net investment (loss) gain	$(12,184)	$1,707
Net realized (loss) gain on investments	(10,818)	141,909
Net increase (decrease) in unrealized appreciation of investments	12,939	(123,791)
(Decrease) increase in net assets from operations	(10,063)	19,825
Distributions from:
Undistributed net investment loss	-	(3,083)
Undistributed net realized gain	(1,544)	-
Taxes incurred on deemed capital gain distributions	(2,948)	(54,370)
Distributions of CSW Industrials, Inc.
Decrease in unrealized appreciation related to spin-off investments	(456,189)	-
Distribution from additional capital	(27,199)	-
Capital share transactions:
Exercise of employee stock options	387	163
Share-based compensation expense	923	287
Decrease in net assets	(496,633)	(37,178)
Net assets, beginning of period	767,418	770,388
Net assets, end of period	$270,785	$733,210

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities
(Decrease) increase in net assets from operations	$(10,063)	$19,825
Adjustments to reconcile (decrease) increase in net assets from operations to net cash used in operating activities:
Depreciation and amortization	63	29
Net pension benefit	(296)	(410)
Net realized loss (gain) on investments	10,818	(141,909)
Net (increase) decrease in unrealized appreciation of investments	(12,939)	123,791
Share-based compensation expense	923	287
Increase in dividend and interest receivable	(618)	(6,587)
Increase in escrow receivables	(570)	-
Decrease (increase) in other receivables	878	(303)
Increase in income tax receivable	(923)	(97)
Increase in other assets	(4)	(589)
(Decrease) Increase in other liabilities	(64)	13
Increase in payable for unsettled transaction	4,850	-
Increase in deferred income taxes	434	70
Net cash used in operating activities	(7,511)	(5,880)
Cash flows from investing activities
Net proceeds from disposition of and return of capital on investments	19,638	170,598
Purchases of securities	(80,087)	(525)
Net cash (used in) provided by Investing activities	(60,449)	170,073
Cash flows from financing activities
Distributions from undistributed net investment income	-	(3,083)
Distributions from undistributed net realized gain	(1,544)	-
Proceeds from exercise of employee stock options	387	163
Cash distribution to CSW Industrials	(13,000)	-
Net cash used in financing activities	(14,157)	(2,920)
Net (decrease) increase in cash and cash equivalents	(82,117)	161,273
Cash and cash equivalents at beginning of period	225,797	88,163
Cash and cash equivalents at end of period	$143,680	$249,436

Summary of Non-Cash Financing Activities
Cost of Investments spun-off[1]	$6,981	$-
Decrease in unrealized appreciation due to the spin-off of CSWI[1]	456,189	-
Net Pension Assets[1]	9,687	-
Change in deferred tax liabilities[1]	3,391	-
Taxes incurred on deemed capital gain distribution	2,948	54,370
Cash component of Spin-Off Compensation for CSWI employees	921	-

¹These non-cash items are related to the spin-off of CSW Industrials Inc. at September 30, 2015.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2015

Portfolio Company[1]	Type of Investment	Industry	Spread Above Index[2]	Maturity	Principal	Cost	Value[3]
Non-control/Non- affiliate Investments[4]

360 HOLDINGS III CORP.	Senior secured debt	Consumer products & retail	L+9.00% (Floor 1.00%)	10/1/2021	$7,000,000	$6,720,780	$6,720,780

ARGON MEDICAL DEVICES	Senior secured debt	Healthcare products	L+9.50% (Floor 1.00%)	12/23/2021	5,000,000	4,850,000	4,850,000

BDF ACQUISITION CORP.	Senior secured debt	Consumer products & retail	L+8.00% (Floor 1.00%)	2/12/2022	5,000,000	4,797,023	4,797,023

CAST AND CREW PAYROLL, LLC	Senior secured debt	Media, marketing & entertainment	L+7.75% (Floor 1.00%)	8/12/2023	5,000,000	4,969,697	4,969,697

DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	4,281,000

FREEDOM TRUCK FINANCE, LLC[5,6]	Senior secured debt	Financial services	Prime plus 9.75% (Floor 3.25%)	4/15/2016	4,563,368	4,563,368	4,563,368

LTI HOLDINGS, INC.	Senior secured debt	Industrial products	L+9.25% (Floor 1.00%)	4/30/2023	7,000,000	6,833,894	6,833,894

PREPAID LEGAL SERVICES. INC.	Senior secured debt	Consumer services	L+9.00% (Floor 1.25%)	7/1/2020	5,000,000	4,938,623	4,938,623

RESEARCH NOW GROUP, INC.	Senior secured debt	Business services	L+8.75% (Floor 1.00%)	3/18/2022	7,000,000	6,903,240	6,903,240

ROYAL HOLDINGS, INC.	Senior secured debt	Specialty chemicals	L+7.50% (Floor 1.00%)	7/6/2023	1,000,000	992,822	992,822

TITANLINER, INC.	339,277 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	3,204,222	5,820,000

	Senior subordinated debt		8.50%	6/30/2017	2,747,000	2,747,000	2,747,000
						5,951,222	8,567,000

TRAX DATA REFINERY, INC.	Common stock	Software & IT services	-	-	-	817,781	1,916,000

WATER PIK, INC.	Senior secured debt	Consumer products & retail	L+8.75% (Floor 1.00%)	1/8/2021	4,780,702	4,663,299	4,663,299

WINZER CORPORATION	Senior subordinated debt	Distribution	11.00%	5/31/2021	8,100,000	7,949,343	7,949,343

Total Non- control/Non-affiliate Investments						$72,951,092	$72,946,089

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2015

Affiliate Investments[7]

kSEP HOLDINGS, INC.	861,591 shares of common stock	Healthcare products	-	-	-	$443,518	$2,465,000

Total Affiliate Investments						$443,518	$2,465,000

Control Investments[8]

I-45 SLF, LLC[6,9,10]	80% LLC equity interest	Multi- sector holdings	-	-	-	$28,800,000	$28,423,874

MEDIA RECOVERY, INC.[10]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	5,200,000

	4,000,002 shares of common stock		-	-	-	4,615,000	25,900,000
						5,415,000	31,100,000

Total Control Investments						$34,215,000	$59,523,874
TOTAL INVESTMENTS[11]						$107,609,610	$134,934,963

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
[2]
The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2015.  Certain investments are subject to a LIBOR or Prime interest rate floor.

[3]
Investments are carried at fair value in accordance with the Investment Company Act of 1940 (the “1940 Act”) and Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  We determine in good faith the fair value of our Investment portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors. See Note 4 to the consolidated financial statements.

[4]
Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments. At December 31, 2015, approximately 54.1% of the Company’s investment assets are non-control investments.

[5]	The investment has $2.9 million unfunded commitment.
[6]
Indicates assets that are considered “non-qualifying assets” under section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

[7]
Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At December 31, 2015, approximately 1.8% of the Company’s investment assets are affiliate investments.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2015

[8]
Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained. At December 31, 2015, approximately 44.1% of the Company’s investment assets are control investments.

[9]	The investment has approximately $39.2 million unfunded commitment.
[10]	Income producing through dividends on distributions.
[11]
The cumulative gross unrealized appreciation for federal income tax purposes is approximately $31.4 million; cumulative gross unrealized depreciation for federal income tax purposes is $4.1 million.  Cumulative net unrealized appreciation is $27.3 million, based on a tax cost of $107.6 million.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Audited)
March 31, 2015

Portfolio Company[1]	Type of Investment	Industry	Spread Above Index[2]	Maturity	Principal	Cost	Value[3]
Non-control/Non- affiliate Investments[4]

ATLANTIC CAPITAL BANCSHARES, INC.[5]	300,000 shares of common stock	Financial services	-	-	-	$3,000,000	$3,779,000

BALLAST POINT VENTURES II, L.P.[5]	2.1% Limited partnership interest	Multi-sector holdings	-	-	-	2,634,790	3,288,000

BANKCAP PARTNERS FUND I, L.P.[5]	5.5% Limited partnership interest	Multi-sector holdings	-	-	-	5,071,514	4,771,000

CAPITALSOUTH PARTNERS FUND III, L.P.[5]	1.9% Limited partnership interest	Multi-sector holdings	-	-	-	433,403	232,000

DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A Convertible Preferred Stock	Energy services (upstream)	-	-	-	8,000,000	2,532,000

DIAMOND STATE VENTURES, L.P.[5]	1.4% Limited partnership interest	Multi-sector holdings	-	-	-	–	16,000

FIRST CAPITAL GROUP OF TEXAS III, L.P.[5]	3.0% Limited partnership interest	Multi-sector holdings	-	-	-	778,895	108,000

iMEMORIES, INC.[6]	17,391,304 shares of Series B convertible preferred stock	Software & IT services	-	-	-	4,000,000	–
	4,684,967 shares of Series C convertible preferred stock		-	-	-	1,078,479	–
	Convertible debt[6]		10.00%	7/31/2016	1,188,000	1,188,000	–
	Senior secured debt[6]		18.00%	7/31/2016	148,507	148,507	159,000
						6,414,986	159,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Audited)
March 31, 2015

INSTAWARES HOLDING COMPANY, LLC	3,846,154 shares of Class D convertible preferred stock	Software & IT services	-	-	-	5,000,000	5,000,000

RESEARCH NOW GROUP, INC.	Senior secured debt	Business services	L+8.75% (Floor 1.00%)	3/18/2022	7,000,000	6,895,231	6,895,231

STARTECH SEED FUND II5	3.2% Limited partnership interest	Multi-sector holdings	-	-	-	622,783	14,000

TITANLINER, INC.	339,277 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	3,204,222	5,939,000

	Senior subordinated debt		8.50%	6/30/2017	2,747,000	2,747,000	2,747,000
						5,951,222	8,686,000

TRAX DATA REFINERY, INC.	211,368 shares of common stock	Software & IT services	-	-	-	817,781	2,296,000

Total Non-Control/Non-Affiliate Investments						$45,620,605	$37,776,231

Affiliate Investments[7]

BOXX TECHNOLOGIES, INC.	3,125,354 shares of Series B convertible preferred stock	Technology products & components	-	-	-	$1,500,000	$2,362,000

kSEP HOLDINGS, INC.	861,591 shares of common stock	Healthcare products	-	-	-	443,518	1,863,000

WELLOGIX, INC.	4,788,371 shares of Series A-1 convertible participating preferred stock	Software & IT services	-	-	-	5,000,000	4,120,000

Total Affiliate Investments						$6,943,518	$8,345,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Audited)
March 31, 2015

Control Investments[8]

BALCO, INC.	445,000 shares of common stock and 60,920 shares Class B non-voting common stock	Building & infrastructure products	-	-	-	$624,920	$5,100,000

CAPSTAR HOLDINGS CORPORATION	500 shares of common stock and 1,000,000 shares of preferred stock	Real estate	-	-	-	4,703,619	10,871,000

HUMAC COMPANY[5]	1,041,000 shares of common stock	Financial services	-	-	-	–	244,000

MEDIA RECOVERY, INC.[9]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	4,300,000

	4,000,002 shares of common stock		-	-	-	4,615,000	21,700,000
						5,415,000	26,000,000
THE RECTORSEAL CORPORATION	27,907 shares of common stock	Specialty chemicals	-	-	-	52,600	358,200,000

THE WHITMORE MANUFACTURING COMPANY	80 shares of common stock	Specialty chemicals	-	-	-	1,600,000	89,000,000

Total Control Investments						$12,396,139	$489,415,000

TOTAL INVESTMENTS[10]						$64,960,262	$535,536,231

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
[2]
The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2015.  Certain investments are subject to a LIBOR or Prime interest rate floor.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Audited)
March 31, 2015

[3]
Investments are carried at fair value in accordance with the Investment Company Act of 1940 (the “1940 Act”) and Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  We determine in good faith the fair value of our Investment portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors. See Note 4 to the consolidated financial statements.

[4]
Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments. At March 31, 2015, approximately 7.1% of the Company’s investment assets are non-control investments.

[5]
Indicates assets that the Company believes do not represent “qualifying assets” under section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

[6]	Investment was on non-accrual status as of March 31, 2015, meaning the Company has ceased recognizing interest income on the investment.
[7]
Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2015, approximately 1.5% of the Company’s investment assets are affiliate investments.

[8]
Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or maintains greater than 50% of the board representation. At March 31, 2015, approximately 91.4% of the Company’s investment assets are control investments.

[9]	Income producing through dividends on distributions.
[10]
The cumulative gross unrealized appreciation for federal income tax purposes is approximately $487.0 million; cumulative gross unrealized depreciation for federal income tax purposes is $13.5 million.  Cumulative net unrealized appreciation is $473.5 million, based on a tax cost of $62.0 million.

[11]	Changes to the Consolidated Schedule of Investments at March 31, 2015 are presentation changes only to conform to current period presentation.

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

            Capital Southwest Corporation (“CSWC” or the “Company”) is a publicly traded investment company.  Our investment interests are focused on investments in a broad range of industry segments. We were organized as a Texas corporation on April 19, 1961.  Until September 1969, we operated a small business investment company (“SBIC”) licensed under the Small Business Investment Act of 1958.  At that time, CSWC transferred to its wholly-owned subsidiary, Capital Southwest Venture Corporation ("CSVC"), certain assets including our license as a “SBIC".  CSVC is a closed-end, non-diversified investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act").  Prior to March 30, 1988, CSWC was registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, we elected to be treated as a business development company ("BDC") subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980.  In order to remain a BDC, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur. We are also a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986 (the “Code”). As such, we are not required to pay corporate-level income tax on our investment income. We intend to maintain our RIC status, which requires that we qualify annually as a RIC by meeting certain specified requirements.   Because CSWC wholly owns CSVC, the portfolios of CSWC and CSVC are referred to collectively as "our," "we" and "us."  Capital Southwest Management Company ("CSMC"), a wholly-owned subsidiary of CSWC, is the management company for CSWC and CSVC.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, office expenses and other administrative costs required for its day-to-day operations.

Our current portfolio consists of debt and equity investments of which we have controlling interests or non-controlling interests.  We make available significant managerial assistance to the companies in which we invest when we believe that providing managerial assistance to such investee companies is critical to their business development activities. In allocating our future investments, our management team is focused on investing in debt securities in middle market companies, both sponsored and non-sponsored.  We will seek investments with hold sizes ranging from $5 million to $20 million generally in companies with EBITDA (earnings before interest, taxes, depreciation and amortization) of at least $3 million.  Our investments will typically take the form of either senior secured notes or subordinated notes, and often we will seek to invest in equity alongside our debt.  Our directly originated investments are typically in lower middle market companies (EBITDA ranging from $3 million to $15 million).  We also consider investments in broadly syndicated first and second lien loans in large middle market companies (EBITDA greater than $50 million).

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  We meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”).  Under rules and regulations applicable to investment companies, we are generally precluded from consolidating any entity other than another investment company subject to certain exceptions.  One of the exceptions to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Accordingly, the consolidated financial statements include CSMC, our management company.

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months and nine months ended December 31, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

CSWI’s assets and businesses consist of our former industrial products, coatings, sealants & adhesives and specialty chemicals businesses and include all the equity interests of The RectorSeal Corporation, The Whitmore Manufacturing Company, Balco, Inc., and CapStar Holdings Corporation. The aforementioned four entities had a combined cost basis of $6,981,139 and an unrealized gain of $456,189,861 at the date of the Share Distribution. In conjunction with the Share Distribution, the Company also contributed $13 million cash and transferred the ownership of CSWC Qualified Pension Plan to CSWI. CSWI also assumed the sponsorship of our Qualified Pension Plan and certain liabilities under the Restoration Plan related to their employees, which resulted in a change in net pension assets of $9,687,403 and a change in deferred tax liabilities of $ 3,390,591. These spin-off assets were accounted for in accordance with ASC 505-60 Equity – Spin offs and Reverse Spinoffs.

Following the spin-off, we have maintained operations as an internally-managed BDC and pursue a credit-focused investing strategy akin to similarly structured organizations. We will continue to provide capital to middle-market companies and primarily invest in debt securities, including senior secured debt and subordinated debt, and may also invest in preferred stock and common stock alongside its debt investments or through warrants. We also consider investments in broadly syndicated first and second lien loans in large middle market companies.

Following the spin-off, we remain a RIC under Subchapter M of the Code. See Note 5 of this report for a discussion of our status as a RIC.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are any of the following:

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

Fair Value Measurements We apply fair value to substantially all of our financial instruments in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC Topic 820”).  ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs.  See Note 4 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value.  We believe that the carrying amounts of its financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments.

Investments Investments are stated at fair value and are reviewed and approved by our Board of Directors as described in the Notes to the Consolidated Schedule of Investments and Notes 3 and 4 below.  The average cost method is used in determining cost of investments sold.  Investments are recorded on a trade date basis.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial investment, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions.  Net change in unrealized appreciation or depreciation reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

Cash and Cash Equivalents Cash and cash equivalents consist of deposits at financial institutions.  We deposit our cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Segment Information We operate and manage our business in a singular segment.  As an investment company, we invest in portfolio companies in various industries as presented in the Consolidated Schedule of Investments.

Consolidation As permitted under Regulation S-X and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to CSWC.  Accordingly, we consolidated the results of CSWC’s wholly-owned subsidiaries, CSVC and CSWC’s wholly-owned management company, CSMC.

Use of Estimates The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates. Significant estimates include investment valuations and deferred taxes.

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. Any remaining discount/premium is accreted or amortized into income upon prepayment of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis.  As of December 31, 2015, we do not have any investments on non-accrual status.  As of March 31, 2015, we had one investment on non-accrual status.

To maintain RIC tax treatment, these non-cash sources of income like accretion of interest income may need to be paid out to stockholders in the form of distributions, even though CSWC may not have collected the interest income.  For the three months ended December 31, 2015, approximately 0.7% of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.  For the nine months ended December 31, 2015, approximately 0.8% of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

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

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. When we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35%. As an investment company that qualifies as a RIC under the IRC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 5 for further discussion.

CSMC, a wholly owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate of 34%.

We account for interest and penalties as part of operating expenses.  There were no interests or penalties incurred during the three and nine months ended December 31, 2015 and 2014.

Deferred Taxes  Effective upon the spin-off of CSWI, CSWI assumed the sponsorship of the Qualified Retirement Plan.  Deferred taxes related to the changes in the Qualified Defined Pension Plan, Restoration Plan, individual cash incentive award and bonus accruals are recorded on a quarterly basis. See Note 5 for further discussion.

Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by FASB ASC Topic 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost on a straight-line basis for all share-based payments and awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant. We utilized Monte Carlo simulation to develop grant date fair value for any restricted awards that are affected by a market condition. For both restricted stock awards and market condition affected restricted awards, we will amortize this fair value to share-based compensation expense over the vesting term.  For individual incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value of our Company. In connection with the spin-off of CSWI, we entered into an Employee Matters Agreement with CSWI. Under this agreement, the value of such individual incentive cash awards shall be determined based upon the net asset value of CSWC as of June 30, 2015.  See Note 8 for further discussion.

Concentration of Risk  We place our idle cash in financial institutions and such balances may be in excess of the federally insured limits.

Earnings per Share Earnings per share calculations are computed utilizing the weighted-average number of shares of common stock and fully diluted shares outstanding for the period.  In accordance with ASC 260, Earnings per Share, the unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are participating securities and are included in the basic and diluted earnings per share calculation.

Shareholder Distributions Distributions to common stockholders are recorded on the ex-dividend date.  The amount of distributions, if any, is determined by the Board of Directors each quarter.

Presentation Presentation of certain amounts on the Consolidated Statements of Operations for the prior year comparative financial statements is updated to conform to the current period presentation.  This mainly includes disclosure of amounts at a more disaggregated level.

Reclassifications Certain reclassifications have been made to the prior year comparative financial statements in order to conform to the current period presentation.  These reclassifications had no effect on previously reported results of operations, cash flows, or net assets.

Recently Issued or Adopted Accounting Standards In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral of the amendments to the VIE guidance in ASU 2009-17 (FAS 166) for investments in certain investment companies. Now all legal entities that are VIEs are evaluated for consolidation under the same criteria. Under this update, limited partnerships (or similar entities) that provide the limited partners with substantive kick-out or participating rights will be considered voting interest entities.  For such entities, the investor that holds the majority of the substantive kick-out or participating rights will consolidate the VIE.  This has the effect of reducing the likelihood that a general partner will consolidate a limited partnership or similar entity. . ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. In accordance with this new guidance, we did not consolidate I-45 SLF, LLC based on the voting model as we only control 50% of the voting rights of this entity and, accordingly, share power over the entity equally in all respects with our joint venture partner. We adopted this guidance during the quarter ended December 31, 2015.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements – Disclosures for Certain Entities that Calculate Net Asset Value per Share.  This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We elected to adopt this guidance during the quarter ended December 31, 2015.  As a result, investments measured at net asset value per share using the practical expedient are no longer categorized in the fair value hierarchy.  In addition, our fair value hierarchy table as of March 31, 2015 has been adjusted to reflect the adoption of ASU 2015-07 on a retrospective basis.

3.	INVESTMENTS

The following table shows the composition of the investment portfolio, at cost and fair value (with corresponding percentage of total portfolio investments):

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
	(dollars in millions)
December 31, 2015:
1st lien notes	$11.3	10.5%	$11.3	8.4%
2nd lien notes	38.9	36.2	38.9	28.9
Subordinated debt	10.7	9.9	10.7	7.9
Preferred & common equity	17.9	16.6	45.6	33.8
I-45 SLF, LLC	28.8	26.8	28.4	21.0
	$107.6	100.0%	$134.9	100.0%

March 31, 2015:
2nd lien notes	$6.9	10.6%	$6.9	1.3%
Subordinated debt	4.1	6.2	2.9	0.5
Preferred & common equity	44.4	68.5	517.3	96.6
Partnership interest	9.5	14.7	8.4	1.6
	$64.9	100.0%	$535.5	100.0%

The following table shows the composition of the investment portfolio by industry, at cost and fair value (with corresponding percentage of total portfolio investments):

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
	(dollars in millions)
December 31, 2015:
I-45 SLF, LLC[1]	$28.8	26.8%	$28.4	21.1%
Consumer Products and Retail	16.2	15.1	16.2	12.0
Energy Services (Upstream)	14.0	13.1	12.9	9.6
Industrial Products	12.2	11.3	37.9	28.1
Distribution	7.9	7.3	7.9	5.9
Business Services	6.9	6.4	6.9	5.1
Healthcare Products	5.3	4.9	7.3	5.4
Media, Marketing, & Entertainment	5.0	4.6	5.0	3.7
Consumer Services	4.9	4.6	4.9	3.6
Financial Services	4.6	4.3	4.6	3.4
Specialty Chemicals	1.0	0.9	1.0	0.7
Software & IT Services	0.8	0.7	1.9	1.4
	$107.6	100.0%	$134.9	100.0%

March 31, 2015:
Software & IT Services	$17.2	26.5%	$11.5	2.1%
Energy Services (Upstream)	14.0	21.6	11.2	2.1
Multi-sector Holdings	9.5	14.6	8.6	1.6
Business Services	6.9	10.7	6.9	1.3
Industrial Products	5.4	8.3	26.0	4.9
Real Estate	4.7	7.3	10.9	2.0
Financial Services	3.0	4.6	3.8	0.7
Specialty Chemicals	1.7	2.6	447.2	83.5
Technology Products & Components	1.5	2.3	2.4	0.4
Building & Infrastructure Products	0.6	0.9	5.1	1.0
Healthcare Products	0.4	0.6	1.9	0.4
	$64.9	100.0%	$535.5	100.0%

[1]	I-45 SLF, LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans in the upper middle market. The portfolio companies in I-45 include multi-sector holdings, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

4.	FAIR VALUE MEASUREMENTS

Investment Valuation Process

The CSWC valuation process is led by the finance department in conjunction with the investment teams.  The process includes a monthly review of each investment by the executive officers of CSWC.  Valuations of each portfolio security are prepared quarterly by the finance department using updated financial and other operational information collected by the investment teams.  Each investment valuation is then subject to review by the executive officers and investment teams.  In conjunction with the internal valuation process, we have also engaged CTS Capital Advisors, an independent consulting firm specializing in financial due diligence, valuation, ABL services, and business advisory services to provide a third-party valuation review of certain investments. CTS provides a range of values for selected investments which is presented to CSWC’s executive officers and Board of Directors.

CSWC also uses a standard internal investment rating system in connection with its investment oversight, portfolio management, and investment valuation procedures for its debt portfolio.  This system takes into account both quantitative and qualitative factors of the portfolio company and the investments held therein.

There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment.  While management believes our valuation methodologies are appropriate and consistent with market participants, the recorded fair values of our investments may differ significantly from fair values that would have been used had an active market for the securities existed.  In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  The Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of CSWC’s investments in accordance with the 1940 Act.

Fair Value Hierarchy

CSWC has established and documented processes for determining the fair values of portfolio company investments on a recurring basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”).  As required by ASC Topic 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). CSWC conducts reviews of fair value hierarchy classifications on a quarterly basis.  We also use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.

The three levels of valuation inputs established by ASC Topic 820 are as follows:

•	Level 1: Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2: Investments whose values are based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: Investments whose values are based on unobservable inputs that are significant to the overall fair value measurement.

As of December 31, 2015, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value its investments (excluding investments for which fair value is measured at net asset value) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC with the assistance of third-party valuation advisors and subsequently approved by our Board of Directors.

Investment Valuation Inputs

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

The Level 3 inputs to CSWC’s valuation process reflect our best estimate of the assumptions that would be used by market participants in pricing the investment in a transaction in the principal or most advantageous market for the asset.

The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:

• Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;

• Current and projected financial condition of the portfolio company;

• Current and projected ability of the portfolio company to service its debt obligations;

• Type and amount of collateral, if any, underlying the investment;

• Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio and net debt/EBITDA ratio) applicable to the investment;

• Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);

• Pending debt or capital restructuring of the portfolio company;

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

• Contractual rights, obligations or restrictions associated with the investment; and

• Other factors deemed relevant.

CSWC uses several different valuation approaches depending on the security type including the Market Approach, the Income Approach, the Enterprise Value Waterfall Approach, the NAV Valuation Method, and 3rd Party Broker quotes.

Market Approach

Market Approach is a qualitative and quantitative analysis of the aforementioned unobservable inputs. It is a combination of the Enterprise Value Approach and Income Approach as described in detail below. For debt investments recently originated or where the value has not departed significantly from its cost, we generally rely on our cost basis or recent transaction price to determine the fair value, unless a material event has occurred since origination.

Income Approach

In valuing debt securities, we utilize an “Income Approach” model that considers some or all of the factors listed above to develop an expectation of the yield that a hypothetical market participant would require when purchasing each debt investment (the “Required Market Yield”).  The Required Market Yield is calculated in a two-step process.  First, using quarterly market data from CTS Capital Advisors we estimate the current market yield of similar debt securities.  Next, based on the factors described above we modify the current market yield for each security to come up with a unique Required Market Yield for each of our investments.  The resulting Required Market Yield is the significant Level 3 input to the Income Approach model.  For investments where the factors listed above have not fluctuated significantly from the date the investment was made or have not fluctuated significantly from CSWC’s expectations as of the date the investment was made, and where there have been no significant fluctuations in the market pricing for such investments, we may conclude that the Required Market Yield is equal to the stated rate on the investment and therefore, the debt security is appropriately priced. In instances where CSWC determines that the Required Market Yield is different from the stated rate on the investment, we discount the contractual cash flows on the debt instrument using the Required Market Yield in order to estimate the fair value of the debt security.

Fair value measurements using the Income Approach model can be sensitive to significant changes in one or more of the inputs. A significant increase (decrease) in the Required Market Yield for a particular debt security may result in a lower (higher) fair value for that security.

Enterprise Value Waterfall Approach

In valuing equity securities (including warrants), CSWC estimates fair value using an “Enterprise Value Waterfall” valuation model.  CSWC estimates the enterprise value of a portfolio company and then allocates the enterprise value to the portfolio company’s securities in order of their relative liquidation preference. In addition, CSWC assumes that any outstanding debt or other securities that are senior to CSWC’s equity securities are required to be repaid at par. Additionally, we estimate the fair value of a limited number of our debt securities using the Enterprise Value Waterfall approach.

To estimate the enterprise value of the portfolio company, CSWC uses a weighted valuation model based on public comparable companies, observable transactions and discounted cash flow analyses.  A main input into the valuation model is a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) or revenues. In addition, we consider other factors, including but not limited to (i) offers from third parties to purchase the portfolio company, and (ii) the implied value of recent investments in the equity securities of the portfolio company.  For certain non-performing assets, we may utilize the liquidation or collateral value of the portfolio company's assets in its estimation of enterprise value.

The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate multiple derived from the comparable public companies and transactions, (ii) discount rate assumptions used in the discounted cash flow model and (iii) a measure of the portfolio company’s financial performance, which generally is either Adjusted EBITDA or revenues. Such inputs can be based on historical operating results, projections of future operating results or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items.  CSWC also may consult with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues. Fair value measurements using the Enterprise Value Waterfall model can be sensitive to significant changes in one or more of the inputs. A significant increase (decrease) in either the multiple, Adjusted EBITDA or revenues for a particular equity security would result in a higher (lower) fair value for that security.

NAV Valuation Method

Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, CSWC measures the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date.  However, in determining the fair value of the investment, we may consider whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of our investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, expected future cash flows available to equity holders, or other uncertainties surrounding CSWC’s ability to realize the full NAV of its interests in the investment fund.

3rd Party Broker Quotes

CSWC determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices.

The table below presents the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at December 31, 2015 and March 31, 2015.  The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

Type	Valuation Technique	Fair Value at 12/31/2015 (in millions)	Significant Unobservable Inputs	Range	Weighted Average

Equity Investments	Enterprise Value Waterfall Approach	$45.6	EBITDA Multiple	4.3x - 7.5x	6.8x
			Discount Rate	11.20% - 13.55%	13.10%
Debt Investments	Income Approach	43.8	Discount Rate	8.25% - 11.75%	9.90%
	Market Approach	17.1	Cost	N/A	N/A
		60.9
Total Level 3 Investments		$106.5

Type	Valuation Technique	Fair Value at 3/31/2015 (in millions)	Significant Unobservable Inputs	Range	Weighted Average

Equity Investments	Market Approach	$494.1	EBITDA Multiple	3.00x - 7.75x	7.15x
	Market Approach	4.2	Recent Transaction Price	N/A	N/A
	Market Approach	15.0	Cash and Asset Value	N/A	N/A
	Market Approach	3.8	Multiple of Tangible Book Value	1.43x	1.43x
	Market Approach	0.2	Market Value of Held for Securities	N/A	N/A
		517.3

Debt Investments	Face Value	6.9	Recent Transaction Price	N/A	N/A
	Market Approach	2.7	Expected Cash Flow	N/A	N/A
	Liquidation Value	0.2
		9.8
Total Level 3 Investments		$527.1

As of December 31, 2015 and March 31, 2015, 100% of our portfolio investments were categorized as Level 3.

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2015 and March 31, 2015 (in millions):

			Fair Value Measurements at December 31, 2015 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
1st lien notes	$11.3	$	−	$	−	$11.3
2nd lien notes	38.9		−		−	38.9
Subordinated debt	10.7		−		−	10.7
Preferred & common equity	45.6		−		−	45.6
Investments measured at net asset value[1]	28.4		−		−	−
Total Investments	$134.9	$	−	$	−	$106.5

		Fair Value Measurements at March 31, 2015 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
2nd lien notes	$6.9	$	−	$	−	$6.9
Subordinated debt	2.9		−		−	2.9
Preferred & common equity	517.3		−		−	517.3
Partnership Interests[1]	8.4		−		−	−
Total Investments	$535.5	$	−	$	−	$527.1

1Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities.

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

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2015 (in millions):

	Fair Value 3/31/15		Net Unrealized Appreciation (Depreciation)		Unrealized Depreciation due to spin- off of CSWI		Purchases of Investments[1]	Divestitures		Distributions			Fair Value at 12/31/15
1st lien notes	$	−	$	−	$	−	$11.3	$	−	$	−		$11.3
2nd lien notes		6.9		−		−	32.0		−		−		38.9
Subordinated debt		2.9		1.1		−	8.0		(1.3)		−		10.7
Preferred & Common Equity		517.3		11.0		(456.2)	−		(19.5)		(7.0	)*	45.6
Total Investments		$527.1		$12.1		$(456.2)	$51.3		$(20.8)		$(7.0)		$106.5

*Represents the costs basis of the The RectorSeal, Corporation, The Whitmore Manufacturing Company, Balco, Inc. and CapStar Holdings Corporation that were spun off to CSW Industrials, Inc. at September 30, 2015.

1 Includes purchases of new investments, as well as discount accretion on existing investments.

The total unrealized gains included in earnings that related to assets still held at the report date for the nine months ended December 31, 2015 and December 31, 2014 were $6,575,874 and $69,063,080, respectively.

5.	INCOME TAXES

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

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the current tax year, we declared and paid ordinary dividends of $1,543,833, which were subsequently reclassified as capital gains at the end of the year. For the tax year ended December 31, 2014, we declared and paid ordinary dividends in the amounts of $3,082,911.

Additionally, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company ordinary taxable income before the end of our tax year. For the tax year ended December 31, 2015, we incurred a net investment loss on a tax basis.  As a result, we have no tax provision for income taxes on ordinary taxable income for the tax year ended December 31, 2015.

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

During our tax year ended December 31, 2015, we had long-term capital gains of $9,966,530 for tax purposes, of which $1,543,833 was distributed to shareholders as a capital gain dividend.  The total undistributed capital gain totaled $8,422,697, which we elected to retain and treat as deemed distributions to our shareholders.

In order to make the election to retain capital gains, we incurred federal taxes on behalf of our shareholders in the amount of $2,947,944 for the tax year ended December 31, 2015.

For the quarters ended December 31, 2015 and 2014, CSWC and CSVC qualified to be taxed as RICs.  We intend to meet the applicable qualifications to be taxed as RICs in future years.  However, either company’s ability to meet certain portfolio diversification requirements for RICs in future years may not be controllable by the company.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate.  CSMC records individual incentive award and bonus accruals on a quarterly basis. Effective with the spin-off of CSW Industrials, Inc. (CSWI), CSWI assumed the sponsorship of the Qualified Retirement Plan.  Deferred taxes related to the changes in qualified defined pension plan, Restoration Plan, individual incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from management company’s operations. As of December 31, 2015, CSMC had a deferred tax asset of approximately $3.6 million, our valuation allowance was $2.1 million and our net deferred tax asset was $1.5 million. We believe that it is more likely than not we will be able to utilize $1.5 million of our deferred tax assets as of December 31, 2015. We will continue to assess our ability to realize our existing deferred tax assets. As of December 31, 2015 and March 31, 2015, CSMC has a deferred tax asset (liability) of $1.5 million and $1.4 million, respectively.

6.	ACCUMULATED NET REALIZED GAINS ON INVESTMENTS

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. We had $9,993,320 and $22,355,353 of accumulated long term capital gains, as of December 31, 2015 and March 31, 2015, respectively.  In accordance with the RIC rules, we elected to retain our long-term capital gains for the tax year ended December 31, 2015, incurred the applicable taxes of $2,947,944 and designated the after-tax gain as “deemed distributions” to the shareholders.  “Deemed distributions” are reclassified from accumulated net realized gains into additional paid-in-capital at the end of December.

7.	SPIN-OFF COMPENSATION PLAN

On August 28, 2014, our Board of Directors adopted a compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to certain officers of the Company at the time. The plan was intended to align the compensation of the Company’s key officers with the Company’s strategic objective of increasing the market value of the Company’s shares through a transformative transaction for the benefit of the Company’s shareholders. Under the plan, Joseph B. Armes, former CEO of the Company, Kelly Tacke, former CFO of the Company, and Bowen S. Diehl, former CIO and current CEO of the company, were eligible to receive an amount equal to six percent of the aggregate appreciation in the Company’s share price from August 28, 2014 (using a base price of $36.16 per share) to 90 days after a transformative event. The first plan component consists of nonqualified options awarded to purchase 259,000 shares of common stock at an exercise price of $36.60 per share. The second plan component consists of awards of 127,000 shares of restricted stock, which have voting rights but do not have cash dividend rights. See Employee stock based compensation plans under footnote 8 for further discussion on the first two components of the Executive Compensation Plan. The final plan component consists of cash incentive payments awarded to each participant in an amount equal to the excess of each awardee’s allocable portion of the total payment amount over the aggregate value of the awardee’s restricted common stock and nonqualified option awards under the plan.

On September 8, 2015, the Board designated the share distribution of CSWI as a transformative transaction for purposes of the spin-off compensation plan and amended the award agreements granted under the plan to provide for accelerated vesting of the awards held by a participant in the event of a termination of such participant’s service effected by the participant for good reason, by the employer without cause, or as a result of the disability or death of the participant. On September 30, 2015, we completed the tax-free spin-off of CSWI through a pro-rata share distribution of CSWI's common stock to CSWC shareholders of record on September 18, 2015.

Effective immediately with the spin-off of CSWI, both Joseph B. Armes and Kelly Tacke became employees of CSWI and Bowen Diehl, our President and Chief Executive Officer, continued to be an employee of our Company. The Company entered into an Employee Matters Agreement with CSWI. Under this agreement, we retained the cash incentive awards granted under the Spin-off Compensation Plan, and all liabilities with respect to such cash incentive awards remained liabilities of CSWC.  The equity based awards vesting terms are as follows: (1) 1/3 on December 29, 2015; (2) 1/3 on December 29, 2016; and (3) 1/3 on December 29, 2017. Entitlement to such awards is conditioned on the awardee continuing employment by either our Company or the Company’s spun-off subsidiary (CSWI).

The total value accretion was six percent of the aggregate appreciation in the Company’s share price from $36.16 to the combined volume-weighted average prices of both CSWC and CSWI stock as of December 29, 2015. The cash component of the spin-off compensation plan was the difference between the total value accretion and the aggregate value of the awardee’s restricted common stock and non-qualified option awards under the plan. The total cash liabilities for three participants under the plan totaled $6,115,093, of which $2,051,698 was fully vested as of December 29, 2015, and it was subsequently paid out in January 2016. The remaining two payments will be fully vested on December 29, 2016 and December 29, 2017. During the three months ended December 31, 2015, we recognized the cash component of spin-off compensation expense of $461,298, which represented cash component of spin-off compensation for our current employee. During the nine months ended December 31, 2015, we recognized the cash component of spin-off compensation expense of $1,131,057, which represent cash component of spin-off compensation for our current employee and two transferred employees to CSWI prior to the spin-off of CSWI.

8.	EMPLOYEE STOCK BASED COMPENSATION PLANS

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

On August 28, 2014, our Board of Directors amended the 2009 Plan, as permitted pursuant to Section 18 of the 2009 Plan (the “First Amendment to the 2009 Plan”).  The First Amendment to the 2009 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. In addition, on August 28, 2014, options to purchase 259,000 shares at $36.60 per share were granted under the 2009 Plan, as amended. On September 8, 2015, the Board designated the Share Distribution as a transformative transaction for purposes of the plan and amended the award agreements granted under the plan to provide for accelerated vesting of the awards held by a participant in the event of a termination of such participant’s service effected by the executive for good reason, by the employer without cause, or as a result of the disability or death of the participant.  A third of these options were vested on December 29, 2015, and the rest of the options will vest on December 29, 2016 and December 29, 2017, respectively.

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

At September 30, 2015, in connection with the spin-off of CSWI, we entered into an Employee Matters Agreement with CSWI, which provided that each CSWC option that is outstanding immediately prior to September 30, 2015, shall be converted into both a Post-Separation CSWC Option and a CSWI Option and shall be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the September 30, 2015. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of CSWC subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all CSWC employees. We compared the fair market value of our stock options on the day of the spin-off with the combined fair value of our stock options and CSWI stock options the day after the completion of the spin-off transaction. The distribution-related adjustments did not have a material impact on compensation expense for the nine months ended December 31, 2015.

At December 31, 2015, there are options to acquire 368,487 shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Stock Incentive Plan or request shareholders’ approval of additional stock options to be added under the 2009 Stock Incentive Plan.

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of December 31, 2015 as well as adjustments in connection with the spin-off of CSWI:

	Number of Options	Weighted Average Exercise Price
2009 Plan
Balance at March 31, 2013	170,908	$22.37
Granted	85,000	35.25
Exercised	(69,108)	22.27
Canceled/Forfeited	(63,000)	22.08
Balance at March 31, 2014	123,800	31.40
Granted	259,000	36.60
Exercised	(6,800)	23.95
Canceled/Forfeited	(4,000)	23.95
Balance at March 31, 2015	372,000	35.24
Granted	–	–
Exercised	(8,000)	19.18
Canceled/Forfeited	–	–
Spin-off adjustments	(1,487)*	NA
Balance at December 31, 2015	362,513	$11.21	*

1999 Plan
Balance at March 31, 2013	246,000	$33.00
Granted	–	–
Exercised	(108,000)	30.37
Canceled/Forfeited	(100,000)	38.25
Balance at March 31, 2014	38,000	26.68
Granted	–	–
Exercised	(22,000)	29.10
Canceled/Forfeited	–	–
Balance at March 31, 2015	16,000	23.37
Granted	–	–
Exercised	(10,000)	23.37
Canceled/Forfeited	–	–
Spin-off adjustments	(26)*	NA
Balance at December 31, 2015	5,974	$7.36	*

Combined Balance at December 31, 2015	368,487	$11.15	*

December 31, 2015	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding	2.1 years	$2,457,760
Exercisable	1.8 years	$884,671

*Certain adjustments were made to the exercise price and number of shares of Capital Southwest awards using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution with the intention of preserving the economic value of the awards immediately prior to the distribution for all Capital Southwest employees.

We recognize compensation cost using the straight-line method for all share-based payments.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for the three months ended December 31, 2015 and December 31, 2014, we recognized stock option compensation expense of $59,750 and $58,623, respectively. For the nine months ended December 31, 2015 and December 31, 2014, we recognized stock option compensation expense of $355,604 and $185,834, respectively.

As of December 31, 2015, the total remaining unrecognized compensation cost related to non-vested stock options was $451,040, which will be amortized over the weighted-average vesting period of approximately 2.1 years. During the quarter ended December 31, 2015, we recognized stock-based compensation awards that are held by our employees.

At December 31, 2015, the range of exercise prices was $7.36 to $11.66 and the weighted-average remaining contractual life of outstanding options was 2.1 years. The total number of shares of common stock exercisable under both the 2009 Plan and the 1999 Plan at December 31, 2015 was 128,805 shares with a weighted-average exercise price of $10.86. During the quarter ended December 31, 2015, 85,981 shares were vested and no options were exercised. During the quarter ended December 31, 2014, no options were exercised.

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (“2010 Plan”), our Board of Directors originally reserved 188,000 shares of restricted stock for issuance to certain of our employees. At our annual shareholder meeting in August 2015, our shareholders approved an increase of an additional 450,000 shares to our 2010 Restricted Stock Award Plan. A restricted stock award is an award of shares of our common stock, which generally have full voting and dividend rights but are restricted with regard to sale or transfer.  Restricted stock awards are independent of stock grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing. Unless otherwise specified in the award agreement, these shares vest in equal annual installments over a four to five-year period from the grant date and are expensed over the vesting period starting on the grant date.

On August 28, 2014, our Board of Directors amended the 2010 Plan, as permitted pursuant to Section 14 of the 2010 Plan (the “First Amendment to the 2010 Plan”).  The First Amendment to the 2010 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of CSWC. In addition, on August 28, 2014, the Board of Directors granted 127,000 shares of restricted stock under the Spin-Off Compensation Plan.

On September 30, 2015, we completed the spin-off of CSWI. CSWI is now an independent publicly traded company. CSWI’s common stock trades on the Nasdaq Stock Market under the symbol “CSWI.” The Share Distribution was effected through a tax-free, pro-rata distribution of 100% of CSWI’s common stock to shareholders of our Company. Each holder of an outstanding Capital Southwest Restricted Stock Award immediately prior to the Distribution Date received, as of the Distribution Date, a CSWI Restricted Stock Award for such number of CSWI Shares as is determined in the same way as if the outstanding Capital Southwest Restricted Stock Award comprised fully vested Capital Southwest Shares as of the Distribution Date.

Restricted stock awards previously granted under the Spin-Off Compensation Plan vest and become exercisable as follows: (1) 1/3 on December 29, 2015; (2) 1/3 on December 29, 2016; and (3) 1/3 on December 29, 2017. Entitlement to such awards is conditioned on the awardee remaining in the employment of either our company or continuing employment by the Company’s spun-off subsidiary (CSWI).

In November 2015, our Board granted an additional 143,000 shares of restricted stock to employees.  These shares vest in equal annual installments over a four-year period.

The following table summarizes the restricted stock available for issuance for the nine months ended December 31, 2015:

Restricted stock available for issuance as of March 31, 2015	31,240
Additional restricted stock approved under the plan	450,000
Restricted stock granted during the nine months ended December 31, 2015	(143,000)
Forfeiture of restricted stock	1,800
Restricted stock available for issuance as of December 31, 2015	340,040

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant. Due to the spin-off transaction, the Company evaluated the value of the CSWC stock awards pre spin-off and the combined value of CSWC stock awards post spin-off and CSW Industrials, Inc. stock awards and recorded additional incremental stock based compensation expenses.

For the nine months ended December 31, 2015 and 2014, we recognized total share based compensation expense of $567,658 and $101,214, respectively, related to the restricted stock issued to our employees and officers. For the quarter ended December 31, 2015 and 2014, we recognized total share based compensation expense of $135,003 and $36,001, respectively related to the restricted stock issued to our employees and officers.

As of December 31, 2015, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $2,646,693, which will be amortized over the weighted-average vesting period of approximately 3.1 years.

The following table summarizes the restricted stock outstanding as of December 31, 2015:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value Per Share at grant date	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2015	142,960	$17.07	2.6
Granted	143,000	−	−
Vested	(43,333)	−	−
Forfeited	(1,800)	−	−
Unvested at December 31, 2015	240,827	$15.95	3.1

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

                In connection with the spin-off of CSWI, we entered into an Employee Matters Agreement with CSWI. Under this agreement, the individual cash incentive award agreements were amended to provide that the value of each individual cash incentive award is determined based upon the net asset value of CSWC as of June 30, 2015.  The remaining terms of each individual incentive award agreement, including the vesting and payment terms, will remain unchanged. After the Distribution Date, CSWC retains all Liabilities associated with all individual cash incentive awards granted by CSWC.

                There are currently 76,000 individual cash incentive awards outstanding as of December 31, 2015 and the estimated liability for individual cash incentive awards was $624,079 at December 31, 2015.

There were no individual incentive awards vested or granted during the nine months ended December 31, 2015.

Individual Cash Incentive Awards	Number of Awards	Weighted Average Baseline Net Asset Value Per Award	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2015	82,000	$45.40	3.3
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	(6,000)	−	−
Unvested at December 31, 2015	76,000	$45.72	2.6

9.	OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015.  All full-time employees are eligible to participate in the 401K Plan.  The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility.  During the quarter ended December 31, 2015, we made contributions to the 401K Plan of up to 3% of the Internal Revenue Service’s annual maximum eligible compensation, which vests in equal installments over four years.  During the nine months ended December 31, 2015, we made matching contributions of approximately $22,200.

10.	COMMITMENTS AND CONTINGENCIES

On September 9, 2015, we entered into an agreement to co-manage I-45 SLF LLC (the “Joint Venture” or “I-45 SLF”) with Main Street Capital Corporation (“Main Street”).  Both companies have equal voting rights on the Joint Venture’s Board of Managers.  We have committed to provide $68,000,000 of equity to the Joint Venture, with Main Street providing $17,000,000.  The Joint Venture is expected to invest primarily in syndicated senior secured loans in the upper middle market. We contributed $28,800,000 and currently have commitments outstanding of $39,200,000 as of December 31, 2015.

We also committed $7,500,000 to lead the last-out portion of a unitranche asset-based credit facility for Freedom Truck Finance, LLC ("Freedom Truck Finance"), a Dallas-based secondary truck finance company specializing in the acquisition and management of sub-prime commercial truck loans to independent owner operators. Triumph Commercial Finance, a division of TBK Bank, SSB (member of Triumph Bancorp, Inc. (Nasdaq:TBK) led the first-out tranche of the facility and serves as administrative agent. We funded $4,563,369 and currently have $2,936,631 commitment outstanding as of December 31, 2015

As of December 31, 2015, we had $42,136,631 of aggregate commitments outstanding in Freedom Truck Finance and the joint venture with Main Street.

11.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and nine months ended December 31, 2015 and 2014.

	Three Months Ended December 31,		Nine Months Ended December 31,
Per Share Data	2015	2014	2015	2014
Investment income	$.21	$.50	$.34	$.60
Operating expenses	(.25)	(.21)	(1.14)	(.48)
Income taxes	.04	(.01)	.03	(.01)
Net investment (loss) income	(.00)	.28	(.77)	.11
Distributions from undistributed net investment income	.10	(.10)	-	(.20)
Distributions from undistributed net realized gain	(.10)	-	(.10)	-
Distribution to CSWI	(.06)	-	(1.73)	-
Decrease in unrealized appreciation due to distributions to CSWI	-	-	(29.01)	-
Taxes incurred on deemed capital gain distributions	(.19)	-	(.19)	-
Net realized (loss) gain	(.52)	3.66	(.69)	5.63
Net increase (decrease) in unrealized appreciation of investments	.45	(5.47)	.82	(7.96)
Capital Share transactions:
Exercise of employee stock options	-	-	(.03)	(.01)
Issuance of restricted stock*	(.15)	-	(.44)	(.40)
Share based compensation expense	.01	.01	.06	.02
Decrease in net asset value	(.46)	(1.62)	(32.08)	(2.81)
Net asset value
Beginning of period	17.68	48.79	49.30	49.98
End of period	$17.22	$47.17	$17.22	$47.17

Supplemental Data
Weighted-average fully diluted shares outstanding	15,751,242	15,448,884	15,694,706	15,440,012
Common shares outstanding at the end of the period	15,724,532	15,543,332	15,724,532	15,543,332

*Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

12.	SIGNIFICANT SUBSIDIARY

Media Recovery, Inc. (MRI), through its subsidiary, ShockWatch, provides solutions that currently enable over 3,000 customers and some 200 partners in 62 countries to detect mishandling that causes product damage and spoilage during transport and storage. The ShockWatch product portfolio includes impact, tilt, temperature, vibration, and humidity detection systems and is widely used in the energy, transportation, aerospace, defense, food, pharmaceutical, medical device, consumer goods and manufacturing sectors. MRI completed the divestiture of DataSpan, Inc., a leading data storage, products, and management provider, to DataSpan Holdings in September 2014, and continued to provide post-closing services to DataSpan Holdings under a transition services agreement (“TSA”) through June 27, 2015.   Our valuation is based primarily on adjusted EBITDA, which reflects certain adjustments to the reported EBITDA, including nonrecurring expenses associated with fulfilling the obligations under the TSA, write off of obsolete inventory, executive severance and recruiting costs.

               At December 31, 2015, the value of Media Recovery, Inc. represented 10.9% of our total assets. Below is certain selected key financial data from its Balance Sheet at December 31, 2015 and three months ended and nine months ended Income Statement.

December 31, 2015
Current Assets	$10,925,658
Non-Current Assets	16,204,347
Current Liabilities	1,904,949
Non-Current Liabilities	$1,135,752

	Three months ended 12/31/2015	Nine months ended 12/31/2015
Revenue	$4,905,170	$15,071,652
Net Loss	(374,245)	(1,794,574)

13.	I-45 SLF, LLC

In September 2015, we entered into an LLC agreement with Main Street to form I-45 SLF LLC (“I-45 SLF”). I-45 SLF began investing in syndicated senior secured loans in the upper middle market during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF totaled $85 million, consisting of $68 million from us and $17 million from Main Street.  We own 80% of I-45 SLF and have a profits interest of 75.6%, while Main Street owns 20% and have a profits interest of 24.4%.  I-45 SLF's Board of Managers make all investment and operational decisions for the fund, and consist of equal representation from our Company and Main Street.

As of December 31, 2015, I-45 SLF had total assets of $88.2 million. I-45 SLF currently has approximately $82 million of credit investments at fair value as of December 31, 2015. The portfolio companies in I-45 SLF are in industries similar to those in which we may invest directly. As of December 31, 2015, approximately $47.3 million were unsettled trades. As of December 31, 2015, I-45 SLF declared a total dividend of $350,000, of which $264,600 was paid out to our Company in January.

Additionally, I-45 SLF closed on a $75 million 5-year senior secured credit facility with Deutsche Bank AG (“Deutsche Bank facility”). This facility includes an accordion feature which will allow I-45 to achieve leverage of up to 2x debt-to-equity.  Borrowings under the facility are secured by all of the assets of I-45 SLF and bear interest at a rate equal to LIBOR plus 2.5% per annum. Under the Deutsche Bank facility, $5 million has been drawn and $70 million was outstanding as of December 31, 2015.

As of December 31, 2015, I-45 SLF had total capital commitments of $85 million, $68 million of which was from us and the remaining $17 million from Main Street. Approximately $36 million was funded as of December 31, 2015, relating to these commitments, of which $28.8 million was from our Company.

Below is a summary of I-45 SLF’s portfolio, followed by a listing of the individual loans in I-45 SLF’s portfolio as of December 31, 2015:

I-45 SLF LLC Loan Portfolio as of December 31, 2015

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate[1,3]	Principal	Cost	Fair Value[2]
Ahead, LLC	Business services	First Lien	11/2/2020	L+ 6.50% (Floor 0.00%)	$5,000,000	$4,854,048	$4,875,000
ATX Networks Corp.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,987,469	4,925,605	4,912,657
BDF Acquisition Corp.	Consumer products & retail	Second Lien	2/7/2022	L+8.00% (Floor 1.00%)	3,000,000	2,853,676	2,854,000
Compuware Corporation	Software & IT services	First Lien	12/15/2019	L+5.25% (Floor 1.00%)	2,961,039	2,847,699	2,810,026
CRGT	Aerospace & defense	First Lien	12/19/2019	L+6.50% (Floor 1.00%)	3,974,522	3,969,554	3,954,650
Digital River	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	5,415,452	5,382,125	5,361,297
Hunter Defense	Aerospace & Defense	First Lien	8/5/2019	L+5.50% (Floor 1.00%)	2,960,526	2,949,424	2,930,921
Industrial Container Services	Containers & packaging	First Lien	8/31/2016	L+5.75% (Floor 1.00%)	4,986,710	4,955,586	4,955,792
Integro Parent Inc.	Business services	First Lien	10/7/2022	L+5.75% (Floor 1.00%)	5,000,000	4,801,205	4,887,500
iPayment, Inc.	Financial services	First Lien	5/8/2017	L+5.25% (Floor 1.50%)	5,000,000	4,900,000	4,807,125
Jet Support Services, Inc.	Aerospace & Defense	First Lien	8/31/2021	L+6.50% (Floor 1.00%)	4,937,500	4,826,406	4,665,937
Kendra Scott	Consumer products & retail	First Lien	7/17/2020	L+6.00% (Floor 1.00%)	4,000,000	3,992,520	3,970,000
Milk Specialties	Food, agriculture & beverage	First Lien	11/9/2018	L+7.00% (Floor 1.25%)	4,000,000	3,995,000	4,003,340
Mood Media Corporation	Media, marketing & entertainment	First Lien	5/1/2019	L+6.00% (Floor 1.00%)	4,561,321	4,441,586	4,350,360
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	6/4/2020	L+6.25% (Floor 1.00%)	4,974,874	4,962,918	4,931,344
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	5,000,000	4,993,750	4,978,150
Stardust Finance Holdings, Inc.	Buildings & infrastructure products	First Lien	3/13/2022	L+5.50% (Floor 1.00%)	4,987,437	4,938,955	4,850,283
TaxACT	Financial services	First Lien	12/31/2022	L+6.00% (Floor 1.00%)	5,000,000	4,850,000	4,875,000
Water Pik, Inc.	Consumer products & retail	First Lien	7/8/2020	L+4.75% (Floor 1.00%)	1,204,836	1,201,918	1,196,300
		Second Lien	1/8/2021	L+8.75% (Floor 1.00%)	1,912,281	1,865,644	1,866,274

Total Investments						$82,507,619	$82,035,956

[1]	Represents the interest rate as of December 31, 2015. All interest rates are payable in cash, unless otherwise noted.
[2]	Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of the Joint Venture. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
[3]	The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor.

Below is certain summarized financial information for I-45 SLF, LLC as of December 31, 2015 and for the period from Inception through December 31, 2015:

(in thousands)
As of December 31, 2015
Selected Balance Sheet Information:
Investments in bank debt, at fair value (cost $82,508)	$82,036
Cash and cash equivalents	4,809
Interest receivable	131
Other assets	1,181
Total assets	$88,157

Senior credit facility payable	$5,000
Payable for unsettled transactions	47,251
Other liabilities	376
Total liabilities	$52,627
Members’ equity	35,530
Total liabilities and net assets	$88,157

Period from Inception through December 31, 2015
Selected Statement of Operations Information:
Total revenues	$468
Total expenses	126
Net unrealized depreciation	(471)
Net realized gains	9
Net loss	$(120)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Following the spin-off, we have maintained operations as an internally-managed BDC and pursue a credit-focused investing strategy akin to similarly structured organizations. We will continue to provide capital to middle-market companies. We intend to primarily invest in debt securities, including senior debt, second lien and subordinated debt, and may also invest in preferred stock and common stock alongside our debt investments or through warrants.

Formation and Launch of a Senior Loan Fund With Main Street Capital Corporation

                On September 9, 2015, we entered into an agreement to form and co-manage I-45 SLF LLC (“I-45”), a senior loan fund that invests primarily in syndicated senior secured loans in the upper middle market, with Main Street Capital Corporation (“Main Street”). The initial equity capital commitment to I-45 SLF totaled $85 million, consisting of $68 million from us and $17 million from Main Street.  We own 80% of I-45 SLF and have a profits interest of 75.6%, while Main Street owns 20% and has a profits interest of 24.4%.  I-45 SLF's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from our Company and Main Street.

Portfolio Asset Quality

During the quarter ended December 31, 2015, we established an internally developed investment rating system to rate the performance and monitor the expected level of returns for each debt investment in our portfolio.  The investment rating system takes into account both quantitative and qualitative factors of the portfolio company and the investments held therein, including each investment's expected level of returns and the collectability of our debt investments, comparisons to competitors and other industry participants and the portfolio company's future outlook.  The ratings are not intended to reflect the performance or expected level of returns of our equity investments.

•	Investment Rating 1 represents the least amount of risk in our portfolio. The investment is performing above underwriting expectations and the trends and risk factors are favorable.

•	Investment Rating 2 indicates the investment is performing as expected at the time of underwriting and the risk factors are neutral to favorable.

•	Investment Rating 3 involves an investment performing below underwriting expectations and indicates that the investment requires closer monitoring. The portfolio company or investment may be out of compliance with financial covenants and interest payments may be impaired, however principal payments are generally not past due.

•	Investment Rating 4 indicates that the investment is performing materially below underwriting expectations and the risk of the investment has increased substantially. Interest and principal payments on our investment are likely to be impaired.

As of December 31, 2015, 100% of our debt investments were determined to have an Investment Rating of 2.

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

As of December 31, 2015, we do not have any investments on non-accrual status.  As of March 31, 2015, we had one investment on non-accrual status.

Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “(Decrease) increase in net assets from operations” and consists of three elements.  The first is “Net investment income (loss),” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost, net of applicable income tax expense based on our tax year.  The third element is the “Net increase (decrease) in unrealized appreciation of investments,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain (loss) on investments” and “Net increase (decrease) in unrealized appreciation of investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Comparison of three months ended December 31, 2015 and December 31, 2014

	Three Months Ended December 31,		Net Change
	2015	2014	Amount	%
	(in thousands)
Total investment income	$3,307	$7,713	$(4,406)	(57%)
Total expenses	(3,934)	(3,233)	(701)	22%
Net investment (loss) income	(627)	4,480	(5,107)	(114%)
Net realized gain (loss) from investments	(8,170)	111,229	(119,399)
Net change in net unrealized appreciation (depreciation) from investments	7,060	(84,964)	92,024
Income tax (benefit) provision	(607)	51	(658)
Net (decrease) increase in net assets resulting from operations	$(1,130)	$30,694	$(31,824)	(104%)

Investment Income

For the three months ended December 31, 2015, Capital Southwest reported investment income of $3,306,950, a $4,406,182, or 57.1%, decrease as compared to the quarter ended December 31, 2014. The decrease was principally due to the elimination of $7.2 million dividend income from The RectorSeal Corporation as a result of the spin-off of CSWI. This decrease was offset by dividend income of $1.3 million from Media Recovery, Inc. and approximately $1.3 million of interest income generated from our debt investments during the current quarter.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to employees’ and directors’ compensation, office expenses, and legal, professional and accounting fees.

For the three months ended December 31, 2015, our total operating expenses were $3,933,605, an increase of $700,778, or 21.7%, as compared to the total operating expenses of $3,232,827 for the three months ended December 31, 2014. The increase was primarily attributable to spin-off compensation of $461,298 recorded at December 31, 2015, as well as an increase in overall compensation of approximately $555,536 due to the hiring of several new staff members. In addition, $248,834 of expenses were incurred related to deal closing costs in connection with the spin-off transaction that was completed last quarter. These increases were offset by $680,000 of financial advisory service fees incurred last year as part of the spin-off of CSWI.

Net Investment Income

            For the three months ended December 31, 2015, net investment loss totaled $19,671. Excluding aforementioned one-time spin-off expenses, our total net investment income would have been approximately $0.7 million. For the three months ended December 31, 2014, net investment income totaled $4,428,892.

Net Realized Gain (Loss) on Investments

During the three months ended December 31, 2015, we recognized a net realized loss of $8,170,369 from the following sources:

	Proceeds	Cost	Realized gain (loss)
Humac Company	$231,000	$-	$231,000
iMemories, Inc.	150,030	6,414,986	(6,264,956)
Water Pik	5,482	-	5,482
Wellogix, Inc.	2,858,105	5,000,000	(2,141,895)
Total realized loss			$(8,170,369)

During the three months ended December 31, 2014, we recognized a net realized gain of $111,229,347 from the following sources:

	Proceeds	Cost	Realized gain (loss)
Alamo Group, Inc.	$81,120,834	$2,007,263	$79,113,571
Encore Wire Corporation	35,906,725	3,790,949	32,115,776
Total realized gain			$111,229,347

Net Increase(Decrease) in Unrealized Appreciation of Investments

For the three months ended December 31, 2015, we recognized an increase of $7,059,860 in unrealized appreciation of investments, of which $7,770,986 of the unrealized appreciation was related to assets that were sold during the past three months.

For the three months ended December 31, 2014, we recognized a decrease of $84,964,005 in unrealized appreciation of investments, of which $110,883,896 was related to assets that were sold during that quarter.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by our current portfolio companies during the three months ended December 31, 2015 and December 31, 2014:

	Three Months Ended December 31,
	2015	2014
kSep Holdings, Inc.	$522,000	NA
Trax Data Refinery, Inc.	(284,000)	NA
I-45 SLF, LLC	(376,126)	NA
Deepwater Corrosion Services, Inc.	(573,000)	(1,176,000)

Comparison of nine months ended December 31, 2015 and December 31, 2014

	Nine Months Ended December 31,		Net Change
	2015	2014	Amount	%
	(in thousands)
Total investment income	$5,349	$9,288	$(3,939)	(42%)
Total expenses	(18,022)	(7,308)	(10,714)	147%
Net investment (loss) income	(12,673)	1,980	(14,653)	(740%)
Net realized gain (loss) from investments	(10,818)	141,909	(152,727)
Net change in net unrealized appreciation (depreciation) from investments	12,939	(123,791)	136,730
Income tax (benefit) provision	(489)	273	(762)
Net (decrease) increase in net assets resulting from operations	$(10,063)	$19,825	$(29,888)	(149%)

Investment Income

For the nine months ended December 31, 2015, total investment income was $5,348,731, a $3,939,820, or 42.4%, decrease from total investment income of $9,288,551 for the nine months ended December 31, 2014. The decrease was primarily attributable to the elimination of $7.7 million dividend income from The RectorSeal Corporation as a result of the Share Distribution. This decrease was offset by dividend income of $1.3 million from Media Recovery, Inc. and approximately $2.5 million interest income from our debt investments.

Operating Expenses

For the nine months ended December 31, 2015, our total operating expenses were $18,022,330, an increase of $10,719,292, or 146.7%, as compared to our total operating expenses of $7,308,038 for the nine months ended December 31, 2014.  The increase is primarily due to expenses related to the spin-off transaction. The spin-off related expenses included $7.0 million of professional service fees incurred to effectuate the spin-off. Total compensation expenses of $5.6 million include $1.6 million compensation expenses for employees who transferred to CSW Industrials, Inc. following the spin-off transaction and $0.9 million related to the spin-off transaction bonuses. Total expenses related to the spin-off compensation plan are $1.1 million. Share-based compensation expenses of $0.9 million include $0.6 million stock based compensation expenses related to the equity awards for the spin-off compensation plan as well as modification of equity based compensation expenses due to the spin-off transaction. Excluding these one-time spin-off professional fees and certain compensation expenses, our total operating expenses for the nine months ended December 31, 2015 would be approximately $6.8 million.

Net Investment Income

        For the nine months ended December 31, 2015, net investment loss totaled $12,184,278. Excluding aforementioned one-time spin-off professional fees and certain compensation expenses, our total net investment loss would be approximately $1.0 million. For the nine months ended December 31, 2014, net investment income totaled $1,707,214.

Net Realized Gain (Loss) on Investments

During the nine months ended December 31, 2015, we recognized a net realized loss of $10,818,199 from the following sources:

	Proceeds	Cost	Realized gain (loss)
Alamo Group, Inc.	$36,872	$-	$36,872
Atlantic Capital Bancshares, Inc.	3,956,401	3,000,000	956,401
Ballast Point Ventures II, L.P.	3,507,598	2,634,790	872,808
BankCap Partners, L.P.	1,596,999	5,071,514	(3,474,515)
Boxx Technologies, Inc.	2,184,184	1,500,000	684,184
Capital South Partners Fund II, L.P.	50,000	433,403	(383,403)
Diamond State Ventures, L.P.	27,500	-	27,500
First Capital Group of Texas	20,000	778,894	(758,894)
Humac Company	231,000	-	231,000
iMemories, Inc.	150,030	6,414,986	(6,264,956)
Instawares Holding Company, LLC	5,000,000	5,000,000	-
StarTech Seed Fund II	14,000	622,783	(608,783)
Water Pik	5,482	-	5,482
Wellogix, Inc.	2,858,105	5,000,000	(2,141,895)
Total realized loss			$(10,818,199)

During the nine months ended December 31, 2014, we recognized a net realized gain of $141,909,237 from the following sources:

	Proceeds	Cost	Realized gain (loss)
Alamo Group, Inc.	$114,975,105	$2,190,937	$112,784,168
Capitala Finance Corporation	2,019,661	1,363,799	655,862
CapitalSouth Partners Fund III	34,054	34,054	-
Cinatra Clean Technologies, Inc.	2,458,706	17,288,383	(14,829,677)
Discovery Alliance, LLC	139,713	1,315,000	(1,175,287)
Encore Wire Corporation	49,544,138	5,200,000	44,344,138
North American Energy Partners	588,577	236,986	351,591
StarTech Seed Fund II	75,706	75,706	-
Tristate Capital Holdings, Inc.	706,928	928,486	(221,558)
Total realized gain			$141,909,237

Net Increase(Decrease) in Unrealized Appreciation of Investments

For the nine months ended December 31, 2015, we recognized an increase of $12,939,246 in unrealized appreciation of investments, of which $6,363,372 of the unrealized appreciation were related to assets that were sold during the past nine months. Excluding unrealized appreciation related to assets that were sold during the past nine months, our unrealized appreciation would have increased by $6,575,874, which is principally attributable to our investment in Media Recovery, Inc. and that company’s increased earnings.

For the nine months ended December 31, 2014, we recognized a decrease of $123,790,970 in net change in unrealized appreciation of investments, of which $192,854,050 of the decrease is related to investments sold during the year and offset by a $69,063,080 increase in unrealized appreciation for assets still held at December 31, 2014. This decrease in unrealized appreciation is primarily attributable to (1) the sale of 2,831,300 shares of Alamo Group, Inc. via a share buy-back transaction with the Company and a secondary offering which generated a net realized gain of $112,784,168; and (2) the sale of our entire holdings of Encore Wire Corporation stock, which generated a net realized gain of $44,344,138. In addition, Instawares Holding Company, LLC, iMemories, Inc., Trax Holdings, Inc. and Deepwater Corrosion Services, Inc. decreased by $2,879,000, $2,112,002, $1,500,000, and $1,144,000, respectively, due to each entity’s under performance in their respective markets. These decreases are offset by increases in unrealized appreciation of our investments in The RectorSeal Corporation, Titanliner, Inc., and KBI Biopharma, Inc., which increased by $59,500,000, $7,166,999, and $4,500,000, respectively, due to increases in each entity’s earnings, several add-on acquisitions and increases in valuation multiples based on market changes. Additionally, the unrealized appreciation of our investments in Wellogix, Inc. and Boxx Technologies, Inc. increased by $4,480,000 and $1,326,000 respectively due to the utilization of a market valuation approach for these two companies.

Set forth in the following table are the significant increases and decreases in unrealized appreciation by our current portfolio companies:

	Nine Months Ended December 31,
	2015	2014
Media Recovery, Inc.	$5,100,000	$100,000
Deepwater Corrosion Services, Inc.	1,749,000	(1,144,000)
kSep Holdings, Inc. .	602,000	NA
I-45 SLF, LLC	(376,126)	NA
Trax Data Refinery, Inc.	(380,000)	NA

A description of the investments listed above and other material components of the investment portfolio are included elsewhere in this report under the caption “Consolidated Schedule of Investments – December 31, 2015 and March 31, 2015.”

Financial Condition, Liquidity and Capital Resources

At December 31, 2015, the Company had cash and cash equivalents of approximately $143.7 million.

Management believes that the Company’s cash and cash equivalents on hand and cash available from investments are adequate to meet its needs for the next twelve months.

Application of Critical Accounting Policies and Accounting Estimates

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral of the amendments to the VIE guidance in ASU 2009-17 (FAS 166) for investments in certain investment companies. Now all legal entities that are VIEs are evaluated for consolidation under the same criteria. Under this update, limited partnerships (or similar entities) that provide the limited partners with substantive kick-out or participating rights will be considered voting interest entities.  For such entities, the investor that holds the majority of the substantive kick-out or participating rights will consolidate the VIE.  This has the effect of reducing the likelihood that a general partner will consolidate a limited partnership or similar entity. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. In accordance with this new guidance, we did not consolidate I-45 SLF, LLC based on the voting model as we only control 50% of the voting rights of this entity and, accordingly, share power over the entity equally in all respects with our joint venture partner. We adopted this guidance during the quarter ended December 31, 2015.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements – Disclosures for Certain Entities that Calculate Net Asset Value per Share.  This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We elected to adopt this standard during the quarter ended December 31, 2015.  As a result, investments measure at net asset value per share using the practical expedient are no longer categorized in the fair value hierarchy.  In addition, our fair value hierarchy table as of March 31, 2015 has been adjusted to reflect the adoption of ASU 2015-07 on a retrospective basis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio consists of debt and equity securities of private companies. We are subject to financial market risks, including changes in interest rates for debt securities of private companies. Changes in interest rates may affect our interest income from portfolio investments and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2015, approximately 82.4% of our debt investment portfolio (at fair value) bore interest at floating rates, 100% of which were subject to contractual minimum interest rates. As of December 31, 2015, none of our idle funds investments bore interest at floating rates.

Our investment performance is also a function of our equity securities of portfolio companies’ profitability, which may be affected by economic cycles, competitive forces, and production costs including labor rates, raw material prices and certain basic commodity prices.  All of these factors may have an adverse effect on the value of our investments and on our net asset value.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, have concluded that our current disclosure controls and procedures are effective as of December 31, 2015.

During the three months ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

CAPITAL SOUTHWEST CORPORATION

February 9, 2016	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

February 9, 2016	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer