Form 10-Q
period 2016-06-30
CAPITAL SOUTHWEST CORP
filed 2016-08-09
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ……………..to ……………..

Commission File Number: 814-00061

CAPITAL SOUTHWEST CORPORATION

(Exact name of registrant as specified in its charter)

Texas	75-1072796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Lyndon B Johnson Freeway, Suite 1300, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (214) 238-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings).  Yes  _     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ___  Accelerated filer  X  Non-accelerated filer ___  Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,718,126 shares of Common Stock, $0.25 value per share, as of August 5, 2016.

PART I – FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands of dollars, except shares and per share data)

	June 30,	March 31,
	2016	2016
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: June 30, 2016 - $92,366, March 31, 2016 - $101,538)	$90,080	$99,279
Affiliate investments (Cost: June 30, 2016 - $6,359, March 31, 2016 - $6,356)	11,627	10,618
Control investments (Cost: June 30, 2016 - $46,215, March 31, 2016 - $42,215)	74,208	68,539
Total investments (Cost: June 30, 2016 - $144,940, March 31, 2016 - $150,110)	175,915	178,436
Cash and cash equivalents	96,957	95,969
Receivables:
Dividends and interest	1,384	1,752
Escrow	1,824	3,424
Other	279	219
Income tax receivable	1,010	1,010
Deferred tax asset	1,874	2,342
Other assets	1,613	1,341
Total assets	$280,856	$284,493

Liabilities
Other liabilities	$4,852	$5,713
Payable for unsettled transaction	-	3,940
Accrued restoration plan liability	2,198	2,205
Deferred income taxes	522	-
Total liabilities	7,572	11,858

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 18,057,638 shares at June 30, 2016 and 18,065,518 shares at March 31, 2016	4,514	4,516
Additional capital	261,432	262,539
Accumulated net investment (loss) income	(875)	(307)
Accumulated net realized gain	1,697	1,498
Unrealized appreciation of investments, net of income taxes	30,453	28,326
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	273,284	272,635
Total liabilities and net assets	$280,856	$284,493
Net asset value per share (15,718,126 shares outstanding at June 30, 2016 and 15,726,006 shares outstanding at March 31, 2016)	$17.39	$17.34

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except shares and per share data)

	Three Months Ended
	June 30,
	2016	2015
Investment income:
Interest and dividends
Non-control/Non-affiliate investments	$2,082	$403
Affiliate investments	140	-
Control investments	1,769	300
Interest income from cash and cash equivalents	70	56
Fees and other income	96	205
Total investment income	4,157	964
Operating expenses:
Compensation	1,484	1,212
Spin-off compensation plan	172	-
Share-based compensation	239	359
Net pension expense (benefit)	43	(70)
Spin-off professional fees	-	1,238
General and administrative	1,301	1,025
Total operating expenses	3,239	3,764
Income (loss) before income taxes	918	(2,800)
Income tax expense	547	30

Net investment income (loss)	$371	$(2,830)

Realized gain (loss)
Non-control/Non-affiliate investments	$199	$65
Affiliate investments	-	684
Control investments	-	-
Total net realized gain (loss) on investments before income tax	199	749

Unrealized appreciation of investments
Portfolio company investments	2,649	4,245
Income tax provision	(522)	-
Total net increase (decrease) in unrealized appreciation of investments	2,127	4,245

Net realized and unrealized gain on investments	$2,326	$4,994

Net increase (decrease) in net assets from operations	$2,697	$2,164

Pre-tax net investment income (loss) per share - basic and diluted	$0.06	$(0.18)
Net investment income (loss) per share – basic and diluted	$0.02	$(0.18)
Net increase (decrease) in net assets from operations – basic and diluted	$0.17	$0.14
Weighted average shares outstanding – basic	15,724,620	15,573,291
Weighted average shares outstanding – diluted	15,791,299	15,676,513

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30,
	2016	2015
Operations:
Net investment (loss) income	$371	$(2,830)
Net realized (loss) gain on investments	199	749
Net increase (decrease) in unrealized appreciation of investments	2,127	4,245
Net (decrease) increase in net assets from operations	2,697	2,164
Distributions from:
Undistributed net investment income	(939)	(1,542)
Spin-Off Compensation Plan distribution	(1,348)	-
Capital share transactions:
Exercise of employee stock options	-	387
Share-based compensation expense (benefit)	239	359
(Decrease) increase in net assets	649	1,368
Net assets, beginning of period	272,635	767,418
Net assets, end of period	$273,284	$768,786

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net increase in net assets from operations	$2,697	$2,164
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchases and originations of investments	(5,836)	(14,765)
Net proceeds from disposition of and return of capital on investments	-	7,894
Principal repayments on debt investments	11,253	-
Payment of accreted original issue discounts	27	-
Depreciation and amortization	23	16
Net pension benefit	(7)	(128)
Realized gain on investments before income tax	(199)	(749)
Net increase in unrealized appreciation of investments	(2,127)	(4,245)
Accretion of discounts on investments	(75)	(4)
Stock option and restricted awards expense	239	359
Deferred income tax expense	547	-
Decrease (increase) in dividend and interest receivable	368	(18)
Decrease in escrow receivables	1,600	207
Increase in other receivables	(60)	(137)
Increase in tax receivable	-	(589)
(Increase) decrease in other assets	(295)	69
Decrease in other liabilities	(1,257)	(2,711)
Decrease in payable for unsettled transaction	(3,940)	-
Increase in deferred income taxes	-	618
Net cash provided by (used in) operating activities	2,958	(12,019)
Cash flows from financing activities
Distributions from undistributed net investment income	(625)	(1,542)
Proceeds from exercise of employee stock options	-	387
Spin-off Compensation Plan distribution	(1,345)	-
Net cash used in financing activities	(1,970)	(1,155)
Net increase (decrease) in cash and cash equivalents	988	(13,174)
Cash and cash equivalents at beginning of period	95,969	225,797
Cash and cash equivalents at end of period	$96,957	$212,623
Supplemental disclosure of noncash financing activities:
Dividend declared, not yet paid	$939	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(Unaudited)

June 30, 2016

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment	Industry	Rate[2]	Maturity	Principal	Cost	Value[3]
Non-control/Non-affiliate Investments[4]
360 HOLDINGS III CORP.	Senior secured debt	Consumer products & retail	L+9.00% (Floor 1.00%)	10/1/2021	$6,965,000	$6,688,081	$6,704,339
ALAMO GROUP INC.	176 shares of common stock		-	-	-	-	11,611
ARGON MEDICAL DEVICES	Senior secured debt	Healthcare products	L+9.50% (Floor 1.00%)	6/23/2022	5,000,000	4,858,852	4,975,000
CAST AND CREW PAYROLL, LLC	Senior secured debt	Media, marketing & entertainment	L+7.75% (Floor 1.00%)	8/12/2023	5,000,000	4,971,065	4,625,000
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	5,922,000
DIGITAL RIVER, INC.	Senior secured debt	Software & IT services	L+6.50% (Floor 1.00%)	2/12/2021	4,632,285	4,599,657	4,609,123
HYGEA HOLDINGS	Senior secured debt	Healthcare services	L+9.25%	2/22/2019	8,000,000	7,310,235	7,310,235
	Warrants		-	-	-	546,000	546,000
						7,856,235	7,856,235
IMAGINE! PRINT SOLUTIONS, INC.	Senior secured debt	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/30/2022	4,000,000	3,931,639	3,970,050
INFOGROUP INC.	Senior secured debt	Software & IT services	L+5.50% (Floor 1.50%)	5/26/2018	1,729,774	1,674,667	1,674,667
LTI HOLDINGS, INC.	Senior secured debt	Industrial products	L+9.25% (Floor 1.00%)	4/17/2023	7,000,000	6,841,495	6,300,000
PREPAID LEGAL SERVICES, INC.	Senior secured debt	Consumer services	L+9.00% (Floor 1.25%)	7/1/2020	5,000,000	4,947,217	4,975,000
RESEARCH NOW GROUP, INC.	Senior secured debt	Business services	L+8.75% (Floor 1.00%)	3/18/2022	7,000,000	6,908,975	6,790,000
ROYAL HOLDINGS, INC.	Senior secured debt	Specialty chemicals	L+7.50% (Floor 1.00%)	6/19/2023	1,000,000	993,169	930,000
TAXACT, INC.[7]	Senior secured debt	Financial services	L+6.00% (Floor 1.00%)	12/31/2022	4,500,000	4,163,230	4,250,001
TITANLINER, INC.	Senior subordinated debt	Energy services (upstream)	8.50%	6/30/2017	2,747,000	2,747,000	2,596,135
	339,277 shares of Series A convertible preferred stock		-	-	-	3,204,222	2,623,528
						5,951,222	5,219,663
TRAX DATA REFINERY, INC.	Common stock	Software & IT services	-	-	-	817,781	1,662,000
VIVID SEATS	Senior secured debt	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/1/2022	7,000,000	6,529,982	6,912,500

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment	Industry	Rate [2]	Maturity	Principal	Cost	Value [3]
WATER PIK, INC.	Senior secured debt	Consumer products & retail	L+8.75% (Floor 1.00%)	1/8/2021	4,780,702	4,672,449	4,732,895
WINZER CORPORATION	Senior subordinated debt	Distribution	11.00%	5/31/2021	8,100,000	7,959,685	7,959,685

Total Non-control/Non-affiliate Investments						$92,365,401	$90,079,769
Affiliate Investments[5]
CHANDLER SIGNS, LP	Senior subordinated debt	Business services	12.00%	7/4/2021	$4,500,000	$4,415,783	$4,415,783
	1,500,000 units of Class A-1 common stock		-	-	-	1,500,000	3,035,030
						5,915,783	7,450,813
kSEP HOLDINGS, INC.	861,591 shares of common stock	Healthcare products	-	-	-	443,518	4,176,000

Total Affiliate Investments						$6,359,301	$11,626,813

Control Investments[6]
I-45 SLF LLC[7,8,9]	80% LLC equity interest	Multi-sector holdings	-	-	-	$40,800,000	$41,117,592
MEDIA RECOVERY, INC.[9]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	4,888,790
	4,000,002 shares of common stock		-	-	-	4,615,000	28,202,210
						5,415,000	33,091,000
Total Control Investments						$46,215,000	$74,208,592

TOTAL INVESTMENTS[10]						$144,939,702	$175,915,174

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
[2]

The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2016.  Certain investments are subject to a LIBOR or Prime interest rate floor.

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

[4]

Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments. At June 30, 2016, approximately 51.2% of the Company’s investment assets are non-control investments.

[5]

Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At June 30, 2016, approximately 6.6% of the Company’s investment assets are affiliate investments.

[6]

Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained. At June 30, 2016, approximately 42.2% of the Company’s investment assets are control investments.

[7]

Indicates assets that are considered “non-qualifying assets” under section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

[8]	The investment has approximately $27.2 million unfunded commitment as of June 30, 2016.
[9]	Income producing through dividends on distributions.
[10]

As of June 30, 2016, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $34.9 million; cumulative gross unrealized depreciation for federal income tax purposes is $3.9 million.  Cumulative net unrealized appreciation is $30.9 million, based on a tax cost of $144.9 million.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment	Industry	Rate[2]	Maturity	Principal	Cost	Value[3]
Non-control/Non-affiliate Investments[4]
360 HOLDINGS III CORP.	Senior secured debt	Consumer products & retail	L+9.00% (Floor 1.00%)	10/1/2021	$6,965,000	$6,695,926	$6,721,225
ARGON MEDICAL DEVICES	Senior secured debt	Healthcare products	L+9.50% (Floor 1.00%)	6/23/2022	5,000,000	4,854,244	4,962,500
BDF ACQUISITION CORP.	Senior secured debt	Consumer products & retail	L+8.00% (Floor 1.00%)	2/12/2022	5,000,000	4,803,167	4,825,000
CAST AND CREW PAYROLL, LLC	Senior secured debt	Media, marketing & entertainment	L+7.75% (Floor 1.00%)	8/12/2023	5,000,000	4,970,378	4,725,000
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	5,046,000
DIGITAL RIVER, INC.	Senior secured debt	Software & IT services	L+6.50% (Floor 1.00%)	2/12/2021	4,632,285	4,598,218	4,626,495
FREEDOM TRUCK FINANCE, LLC[5,6]	Senior secured debt	Financial services	Prime plus 9.75% (Floor 3.25%)	4/15/2016	5,839,504	5,839,504	5,839,504
HYGEA HOLDINGS	Senior secured debt	Healthcare services	L+9.25%	2/22/2019	8,000,000	7,298,715	7,298,715
	Warrants		-	-	-	546,000	546,000
						7,844,715	7,844,715
IMAGINE! PRINT SOLUTIONS, INC.	Senior secured debt	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/30/2022	4,000,000	3,940,000	3,940,000
LTI HOLDINGS, INC.	Senior secured debt	Industrial products	L+9.25% (Floor 1.00%)	4/17/2023	7,000,000	6,837,644	6,298,099
PREPAID LEGAL SERVICES, INC.	Senior secured debt	Consumer services	L+9.00% (Floor 1.25%)	7/1/2020	5,000,000	4,944,630	4,950,000
RESEARCH NOW GROUP, INC.	Senior secured debt	Business services	L+8.75% (Floor 1.00%)	3/18/2022	7,000,000	6,906,072	6,790,000
ROYAL HOLDINGS, INC.	Senior secured debt	Specialty chemicals	L+7.50% (Floor 1.00%)	6/19/2023	1,000,000	992,994	955,000
TAXACT, INC.[7]	Senior secured debt	Financial services	L+6.00% (Floor 1.00%)	12/31/2022	4,500,000	4,405,601	4,432,500
TITANLINER, INC.	Senior subordinated debt		8.50%	6/30/2017	2,747,000	2,747,000	2,747,000
	339,277 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	3,204,222	3,352,000
						5,951,222	6,099,000
TRAX DATA REFINERY, INC.	Common stock	Software & IT services	-	-	-	817,781	1,916,000
VIVID SEATS	Senior secured debt	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/1/2022	7,000,000	6,514,058	6,632,500

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment	Industry	Rate [2]	Maturity	Principal	Cost	Value [3]
WATER PIK, INC.	Senior secured debt	Consumer products & retail	L+8.75% (Floor 1.00%)	1/8/2021	4,780,702	4,667,815	4,720,943
WINZER CORPORATION	Senior subordinated debt	Distribution	11.00%	5/31/2021	8,100,000	7,954,440	7,954,440

Total Non-control/Non-affiliate Investments						$101,538,409	$99,278,921
Affiliate Investments[7]
CHANDLER SIGNS, LP	Senior subordinated debt	Business services	12.00%	7/4/2021	$4,500,000	$4,412,800	$4,412,800
	1,500,000 units of Class A-1 common stock		-	-	-	1,500,000	2,529,000
						5,912,800	6,941,800
kSEP HOLDINGS, INC.	861,591 shares of common stock	Healthcare products	-	-	-	443,518	3,676,000

Total Affiliate Investments						$6,356,318	$10,617,800

Control Investments[8]
I-45 SLF LLC[6,9,10]	80% LLC equity interest	Multi-sector holdings	-	-	-	$36,800,000	$36,337,174
MEDIA RECOVERY, INC.[10]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	4,757,452
	4,000,002 shares of common stock	Specialty chemicals	-	-	-	4,615,000	27,444,548
						5,415,000	32,202,000
Total Control Investments						$42,215,000	$68,539,174

TOTAL INVESTMENTS[11]						$150,109,727	$178,435,895

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
[2]

The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2016.  Certain investments are subject to a LIBOR or Prime interest rate floor.

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

[4]

Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments. At March 31, 2016, approximately 55.6% of the Company’s investment assets are non-control investments.

[5]	The investment has $1.7 million unfunded commitment.
[6]

Indicates assets that the Company believes do not represent “qualifying assets” under section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

[7]

Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2016, approximately 6.0% of the Company’s investment assets are affiliate investments.

[8]

Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or maintains greater than 50% of the board representation. At March 31, 2016, approximately 38.4% of the Company’s investment assets are control investments.

[9]	The investment has approximately $31.2 million unfunded commitment as of March 31, 2016.
[10]	Income producing through dividends on distributions.
[11]

As of March 31, 2016, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $28.4 million; cumulative gross unrealized depreciation for federal income tax purposes is $4.3 million.  Cumulative net unrealized appreciation is $32.7 million, based on a tax cost of $150.1 million.

Notes to Consolidated Financial Statements

1.ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Southwest Corporation (“CSWC” or the “Company”) is an investment company that specializes in providing customized financing to middle market companies in a broad range of industry segments located primarily in the United States. Our common stock currently trades on The Nasdaq Global Select Market under the ticker symbol “CSWC.”

CSWC was organized as a Texas corporation on April 19, 1961.  Until September 1969, we operated as a Small Business Investment Company (“SBIC”) licensed under the Small Business Investment Act of 1958.  At that time, CSWC transferred to its then wholly-owned subsidiary, Capital Southwest Venture Corporation (“CSVC”), certain assets including our license as a “SBIC”.  CSVC was a closed-end, non-diversified investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).  Effective June 14, 2016, CSVC was dissolved and its SBIC license was surrendered. All assets held in CSVC were transferred to CSWC upon dissolution. Prior to March 30, 1988, CSWC was registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, we elected to be treated as a Business Development Company (“BDC”) subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980.  In order to remain a BDC, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur.

We are also a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986 (the “Code”). As such, we are not required to pay corporate-level income tax on our investment income. We intend to maintain our RIC status, which requires that we qualify annually as a RIC by meeting certain specified requirements.

Capital Southwest Management Company (“CSMC”), a wholly-owned subsidiary of CSWC, is the management company for CSWC. CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, office expenses and other administrative costs required for its day-to-day operations.

CSWC also has a direct wholly owned subsidiary that has been elected to be a taxable entity (the “Taxable Subsidiary”). The primary purpose of the Taxable Subsidiary is to permit CSWC to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still allow us to satisfy the RIC tax requirement that at least 90% of our gross income for federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary is taxed at normal corporate tax rates based on its taxable income.

We focus on investing in companies with track records of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior and subordinated investments in the lower middle market and private loan transactions (club deals), as well as first and second lien syndicated loans in larger middle market companies. Our target lower middle market companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3 million and $15 million. Our target club deal companies typically have annual EBITDA between $15 million and $50 million. Our target companies for syndicated first and second lien loan investments are in large middle market companies that typically have annual EBITDA that is greater than $50 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

On September 30, 2015, we completed the spin-off of CSW Industrials, Inc. (“CSWI”). CSWI is now an independent publicly traded company. CSWI’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “CSWI.” The spin-off was effected through a tax-free, pro-rata distribution of 100% of CSWI’s common stock to shareholders of the Company. Each Company shareholder received one share of CSWI common stock for every one share of Company common stock on the record date, September 18, 2015. Cash was paid in lieu of any fractional shares of CSWI common stock.

Following the spin-off, we have maintained operations as an internally managed BDC and pursue a credit-focused investing strategy. We continue to provide capital to middle-market companies. We invest primarily in debt securities, including senior secured debt and subordinated debt, and may also invest in preferred stock and common stock alongside our debt investments or through warrants. We also invest in broadly syndicated first and second lien loans in large middle-market companies.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2016. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents Cash and cash equivalents consists of deposits at financial institutions.  We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Cash and cash equivalents are carried at cost, which approximates fair value. At June 30, 2016 and March 31, 2016, cash balances totaling $94.7 million and $93.7 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Segment Information We operate and manage our business in a singular segment. As an investment company, we invest in portfolio companies in various industries and geographic areas as discussed in Note 3.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. Any remaining discount/premium is accreted or amortized into income upon prepayment of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis.  As of June 30, 2016 and March 31, 2016, we did not have any investments on non-accrual status.

To maintain RIC tax treatment, these non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income.  For the three months ended June 30, 2016, approximately 1.8% of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three months ended June 30, 2015, approximately 0.3% of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Federal Income Taxes  CSWC has elected and intends to comply with the requirements of the Internal Revenue Code (“IRC”) necessary to qualify as a  RIC.  By meeting these requirements, we will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to qualify as a RIC, the company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the IRC, each year.  Investment company taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Investment company taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in investment company taxable income until they are realized.

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. When we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35%. As an investment company that qualifies as a RIC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 5 for further discussion.

CSMC, a wholly owned subsidiary of CSWC, and the Taxable Subsidiary are not RICs and are required to pay taxes at the current corporate rate of 34%. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of each of CSMC and the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740 for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.  No interest or penalties expense was recorded during the three months ended June 30, 2016 and 2015.

Deferred Taxes Deferred tax assets and liabilities are recorded for losses or income at our taxable subsidiaries using statutory tax rates. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. See Note 5 for further discussion.

Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by ASC Topic 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost on a straight-line basis for all share-based payments and awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant. We utilized Monte Carlo simulation to develop grant date fair value for any restricted awards that are affected by a market condition. For both restricted stock awards and market condition affected restricted awards, we will amortize this fair value to share-based compensation expense over the vesting term.  For individual cash incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value of our Company. In connection with the spin-off of CSWI, we entered into an Employee Matters Agreement with CSWI. Under this agreement, the value of individual cash incentive awards was determined based upon the net asset value of CSWC as of June 30, 2015.  See Note 8 for further discussion.

Earnings per Share Earnings per share calculations are computed utilizing the weighted-average number of shares of common stock and fully diluted shares outstanding for the period.  In accordance with ASC 260, Earnings per Share, the unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are participating securities and are included in the basic and diluted earnings per share calculation. At the three months ended June 30, 2016 and 2015, weighted-average basic shares were adjusted for the diluted effect of stock-based awards of 66,679 and 103,222, respectively.

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

Recently Issued or Adopted Accounting Standards In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 significantly changes the consolidation analysis required under U.S. GAAP and ends the deferral of the amendments to the VIE guidance in ASU 2009-17 (FAS 166) for investments in certain investment companies. Now all legal entities that are VIEs are evaluated for consolidation under the same criteria. Under this update, limited partnerships (or similar entities) that provide the limited partners with substantive kick-out or participating rights will be considered voting interest entities.  For such entities, the investor that holds the majority of the substantive kick-out or participating rights will consolidate the VIE.  This has the effect of reducing the likelihood that a general partner will consolidate a limited partnership or similar entity. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. In accordance with this new guidance, we did not consolidate I-45 SLF, LLC based on the voting model as we only control 50% of the voting rights of this entity and, accordingly, share power over the entity equally in all respects with our joint venture partner. We adopted this guidance during the quarter ended December 31, 2015.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on CSWC’s consolidated financial statements is currently being evaluated.

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. CSWC is currently evaluating the impact of the adoption of this new accounting standard will have on its financial statements.

3.INVESTMENTS

The following table shows the composition of the investment portfolio, at cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2016 and March 31, 2016:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
June 30, 2016:
1st lien notes	$34.9	24.1%	$35.4	20.1%
2nd lien notes	34.2	23.6	33.3	19.0
Subordinated debt	15.1	10.4	15.0	8.5
Preferred equity, common equity & warrants	19.9	13.8	51.1	29.0
I-45 SLF, LLC[1]	40.8	28.1	41.1	23.4
	$144.9	100.0%	$175.9	100.0%

March 31, 2016:
1st lien notes	$39.3	26.2%	$39.5	22.1%
2nd lien notes	39.0	26.0	38.2	21.4
Subordinated debt	15.1	10.1	15.1	8.5
Preferred equity, common equity & warrants	19.9	13.2	49.3	27.6
I-45 SLF, LLC[1]	36.8	24.5	36.3	20.4
	$150.1	100.0%	$178.4	100.0%

[1]

I-45 SLF, LLC is a joint venture between CSWC and Main Street Capital.  This entity primarily invests in syndicated senior secured loans in the upper middle market.  The portfolio companies held by I-45 represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following table shows the composition of the investment portfolio by industry, at cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2016 and March 31, 2016:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
June 30, 2016:
I-45 SLF, LLC[1]	$40.8	28.1%	$41.1	23.4%
Media, Marketing, & Entertainment	15.4	10.6	15.5	8.8
Energy Services (Upstream)	13.9	9.6	11.1	6.3
Business Services	12.8	8.9	14.2	8.1
Industrial Products	12.3	8.5	39.4	22.4
Consumer Products and Retail	11.4	7.8	11.4	6.5
Distribution	8.0	5.5	8.0	4.6
Healthcare Services	7.8	5.4	7.9	4.5
Software & IT Services	7.1	4.9	7.9	4.5
Healthcare Products	5.3	3.7	9.2	5.2
Consumer Services	4.9	3.4	5.0	2.8
Financial Services	4.2	2.9	4.3	2.4
Specialty Chemicals	1.0	0.7	0.9	0.5
	$144.9	100.0%	$175.9	100.0%

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
March 31, 2016:
I-45 SLF, LLC[1]	$36.8	24.5%	$36.3	20.4%
Consumer Products and Retail	16.2	10.8	16.3	9.1
Media, Marketing, & Entertainment	15.4	10.3	15.3	8.6
Energy Services (Upstream)	14.0	9.3	11.1	6.2
Business Services	12.8	8.5	13.7	7.7
Industrial Products	12.3	8.2	38.5	21.5
Financial Services	10.2	6.8	10.3	5.8
Distribution	8.0	5.3	8.0	4.5
Healthcare Services	7.8	5.2	7.8	4.4
Software & IT Services	5.4	3.6	6.5	3.7
Healthcare Products	5.3	3.5	8.6	4.8
Consumer Services	4.9	3.3	5.0	2.8
Specialty Chemicals	1.0	0.7	1.0	0.5
	$150.1	100.0%	$178.4	100.0%

[1]

I-45 SLF, LLC is a joint venture between CSWC and Main Street Capital.  This entity primarily invests in syndicated senior secured loans in the upper middle market.  The portfolio companies held by I-45 represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at cost and fair value (with corresponding percentage of total portfolio investments), as of June 30, 2016 and March 31, 2016:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
June 30, 2016:
Southwest	$50.0	34.5%	$76.4	43.4%
I-45 SLF, LLC[1]	40.8	28.1	41.1	23.4
West	24.0	16.6	24.0	13.7
Midwest	21.8	15.1	22.4	12.6
South	8.3	5.7	12.0	6.9
Northeast	-	-	-	-
	$144.9	100.0%	$175.9	100.0%

March 31, 2016:
Southwest	$55.8	37.2%	$80.8	45.3%
I-45 SLF, LLC[1]	36.8	24.5	36.3	20.4
West	24.0	16.0	24.4	13.7
Midwest	20.4	13.6	20.6	11.4
South	8.3	5.5	11.5	6.5
Northeast	4.8	3.2	4.8	2.7
	$150.1	100.0%	$178.4	100.0%

[1]

I-45 SLF, LLC is a joint venture between CSWC and Main Street Capital.  This entity primarily invests in syndicated senior secured loans in the upper middle market.  The portfolio companies held by I-45 represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

4.FAIR VALUE MEASUREMENTS

Investment Valuation Process

The valuation process is led by the finance department in conjunction with the investment team.  The process includes a monthly review of each investment by our executive officers and investment teams.  Valuations of each portfolio security are prepared quarterly by the finance department using updated financial and other operational information collected by the investment teams.  Each investment valuation is then subject to review by the executive officers and investment teams.  In conjunction with the internal valuation process, we have also engaged an independent consulting firm specializing in financial due diligence, valuation, ABL services, and business advisory services to provide a third-party valuation review of certain investments. The third-party valuation firm provides a range of values for selected investments which is presented to CSWC’s executive officers and Board of Directors.

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

Fair Value Hierarchy

CSWC has established and documented processes for determining the fair values of portfolio company investments on a recurring basis in accordance with the 1940 Act and ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”).  As required by ASC Topic 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). CSWC conducts reviews of fair value hierarchy classifications on a quarterly basis.  We also use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.

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

As of June 30, 2016 and March 31, 2016,  100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value its investments (excluding investments for which fair value is measured at net asset value) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC with the assistance of third-party valuation advisors and subsequently approved by our Board of Directors.

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

Market Approach

Market Approach is a qualitative and quantitative analysis of the aforementioned unobservable inputs. It is a combination of the Enterprise Value Waterfall Approach and Income Approach as described in detail below. For debt investments recently originated or where the value has not departed significantly from its cost, we generally rely on our cost basis or recent transaction price to determine the fair value, unless a material event has occurred since origination.

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

The table below presents the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at June 30, 2016 and March 31, 2016.  The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	6/30/2016	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$51.1	EBITDA Multiple	3.50x - 7.49x	6.77x
			Revenue Multiple	3.20x	3.20x
			Discount Rate	13.3% - 19.2%	13.9%
Debt Investments	Income Approach	82.0	Discount Rate	5.5% - 14.5%	9.8%
			Third Party Broker Quote	N/A	N/A
	Market Approach	1.7	Cost	N/A	N/A
		83.7
Total Level 3 Investments		$134.8

		Fair Value at	Significant
	Valuation	3/31/2016	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$49.3	EBITDA Multiple	3.5x - 7.60x	6.78x
			Revenue Multiple	3.70x	3.70x
			Discount Rate	12.9% - 18.62%	14%
Debt Investments	Income Approach	68.6	Discount Rate	6.00% - 11.5%	N/A
			Third Party Broker Quote	N/A	N/A
	Market Approach	24.2	Cost	N/A	N/A
		92.8
Total Level 3 Investments		$142.1

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2016 and March 31, 2016 (in millions):

		Fair Value Measurements
		at June 30, 2016 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
1st lien notes	$35.4	$ −	$ −	$35.4
2nd lien notes	33.3	−	−	33.3
Subordinated debt	15.0	−	−	15.0
Preferred equity, common equity & warrants	51.1	−	−	51.1
Investments measured at net asset value[1]	−	−	−	−
Total Investments	$134.8	$ −	$ −	$134.8

	Fair Value Measurements
	at March 31, 2016 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
1st lien notes	$39.5	$ −	$ −	$39.5
2nd lien notes	38.2	−	−	38.2
Subordinated debt	15.1	−	−	15.1
Preferred equity, common equity & warrants	49.3	−	−	49.3
Investments measured at net asset value[1]	36.3	−	−	−
Total Investments	$178.4	$ −	$ −	$142.1

[1]

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities.

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the quarter ended June 30, 2016, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the three months ended June 30, 2016 and 2015 (in millions):

		Realized &
	Fair Value	Unrealized	Purchases of					Fair Value at
	3/31/2016	Gains (Losses)	Investments[1]	Repayments		Divestitures		6/30/2016
1st lien notes	$39.5	$0.3	$1.9		$(6.3)	$	−	$35.4
2nd lien notes	38.2	0.1	−		(5.0)		−	33.3
Subordinated debt	15.1	(0.1)	−		−		−	15.0
Preferred equity, common equity & warrants	49.3	1.8	−		−		−	51.1
Total Investments	$142.1	$2.1	$1.9		$(11.3)	$	−	$134.8

		Realized &
	Fair Value	Unrealized	Purchases of					Fair Value at
	3/31/2015	Gains (Losses)	Investments[1]	Repayments		Divestitures		6/30/2015
1st lien notes	$ −	$ −	$ −	$	−	$	−	$—
2nd lien notes	6.9	−	6.8		−		−	13.7
Subordinated debt	2.9	−	8.0		−		−	10.9
Preferred equity, common equity & warrants	517.3	5.4	−		−		(6.5)	516.2
Total Investments	$527.1	$5.4	$14.8	$	−		$(6.5)	$540.8

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.

The total unrealized gains included in earnings that related to assets still held at the report date for the three months ended June 30, 2016 and June 30, 2015 were $2,671,138 and $5,122,999, respectively.

5.INCOME TAXES

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

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the current tax year, we have declared ordinary dividends of $1,565,143.  These dividends were paid on April 1, 2016 and July 1, 2016. For the tax year ended December 31,  2015, we did not pay any ordinary dividends.

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

For the quarter ended June 30, 2016, CSWC qualified to be taxed as a  RIC.  We intend to meet the applicable qualifications to be taxed as a  RIC in future periods.  However, the company’s ability to meet certain portfolio diversification requirements for RICs in future years may not be controllable by the company.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate.  For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual cash incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the qualified defined pension plan, Restoration Plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from the management company’s operations. As of June 30, 2016, CSMC had a deferred tax asset of approximately $3.1 million, our valuation allowance was $1.2 million and our net deferred tax asset was $1.9 million. We believe that it is more likely than not that we will be able to utilize $1.9 million of our deferred tax assets as of June 30, 2016. We will continue to assess our ability to realize our existing deferred tax assets. As of June 30, 2016 and March 31, 2016, CSMC has a deferred tax asset of $1.9 million and $2.3 million, respectively.

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

6.ACCUMULATED Net Realized Gains on Investments

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. We had $1,696,734 and $1,498,184 of U.S. GAAP accumulated long term capital gains, as of June 30, 2016 and March 31, 2016, respectively.  In accordance with the RIC rules, we elected to retain our long-term capital gains for the tax year ended December 31,  2015, incur the applicable taxes of $2,947,944 and designate the after-tax gain as “deemed distributions” to the shareholders.  “Deemed distributions” are reclassified from accumulated net realized gains into additional paid-in-capital at the end of December.

7.SPIN-OFF COMPENSATION PLAN

On August 28, 2014, our Board of Directors adopted a compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to certain officers of the Company at the time. The plan was intended to align the compensation of the Company’s key officers with the Company’s strategic objective of increasing the market value of the Company’s shares through a transformative transaction for the benefit of the Company’s shareholders. Under the plan, Joseph B. Armes, former CEO of the Company, Kelly Tacke, former CFO of the Company, and Bowen S. Diehl, former CIO and current CEO of the company, were eligible to receive an amount equal to six percent of the aggregate appreciation in the Company’s share price from August 28, 2014 (using a base price of $36.16 per share) to 90 days the completion after a transformative transaction (the “Trigger Event Date”). The first plan component consists of nonqualified options awarded to purchase 259,000 shares of common stock at an exercise price of $36.60 per share. The second plan component consists of awards of 127,000 shares of restricted stock, which have voting rights but do not have cash dividend rights. See Employee stock based compensation plans under footnote 8 for further discussion on the first two components of the Executive Compensation Plan. The final plan component consists of cash incentive payments awarded to each participant in an amount equal to the excess of each awardee’s allocable portion of the total payment amount over the aggregate value as of the Trigger Event Date of the awardee’s restricted common stock and nonqualified option awards under the plan.

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

Effective immediately with the spin-off of CSWI, both Joseph B. Armes and Kelly Tacke became employees of CSWI and Bowen Diehl, our President and Chief Executive Officer, continued to be an employee of our Company. The Company entered into an Employee Matters Agreement with CSWI. Under this agreement, we retained the cash incentive awards granted under the Spin-off Compensation Plan, and all liabilities with respect to the cash incentive awards remained liabilities of CSWC.  The equity based awards vesting terms are as follows: (1) 1/3 on December 29, 2015; (2) 1/3 on December 29, 2016; and (3) 1/3 on December 29, 2017, subject to accelerated vesting as described above.

The total value accretion was six percent of the aggregate appreciation in the Company’s share price from $36.16 to the combined volume-weighted average prices of both CSWC and CSWI stock as of December 29, 2015. The cash component of the spin-off compensation plan was the difference between the total value accretion and the aggregate value of the awardee’s restricted common stock and non-qualified option awards under the plan. The total cash liabilities for three participants under the plan totaled $6,115,093, of which $2,051,698 was fully vested as of December 29, 2015 and was subsequently paid out in January 2016. The remaining two payments will be fully vested on December 29, 2016 and December 29, 2017, subject to accelerated vesting as described above.

During the three months ended June 30, 2016, we recognized the cash component of spin-off compensation expense of $172,421, which represented the cash component of spin-off compensation for our current employee. During the three months ended June 30, 2016, we also recorded $1,348,985 directly to additional paid-in-capital for the cash component of the spin-off compensation related to the two employees who transferred to CSWI, of which $1.3 million was paid to Kelly Tacke upon her separation from CSWI.

8.Employee Stock based Compensation plans

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

On August 28, 2014, our Board of Directors amended the 2009 Plan, as permitted pursuant to Section 18 of the 2009 Plan (the “First Amendment to the 2009 Plan”).  The First Amendment to the 2009 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. In addition, on August 28, 2014, options to purchase 259,000 shares at $36.60 per share were granted under the 2009 Plan, as amended. On September 8, 2015, the Board designated the spin-off of CSWI a transformative transaction for purposes of the 2009 Plan and amended the award agreements granted under the 2009 Plan to provide for accelerated vesting of the awards held by a participant in the event of a termination of such participant’s service effected by the participant for good reason, by the employer without cause, or as a result of the disability or death of the participant.  A third of these options were vested on December 29, 2015, and the rest of the options will vest on December 29, 2016 and December 29, 2017, respectively, subject to accelerated vesting as described above.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously granted under our 1999 Plan and outstanding on July 20, 1999 continue in effect and are governed by the provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at market price on the date of grant, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. At June 30, 2016, there are no options to acquire shares of common stock outstanding under the 1999 Plan.

At September 30, 2015, in connection with the spin-off of CSWI, we entered into an Employee Matters Agreement with CSWI, which provided that each CSWC option that is outstanding immediately prior to September 30, 2015, shall be converted into both a Post-Separation CSWC Option and a CSWI Option and shall be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the September 30, 2015. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of CSWC subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all CSWC employees. We compared the fair market value of our stock options on the day of the spin-off with the combined fair value of our stock options and CSWI stock options the day after the completion of the spin-off transaction. The distribution-related adjustments did not have an impact on compensation expense for the three months ended June 30, 2016.

At June 30, 2016, there are options to acquire 347,575 shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Stock Incentive Plan or request shareholders’ approval of additional stock options to be added under the 2009 Stock Incentive Plan.

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of June 30, 2016, including adjustments in connection with the spin-off of CSWI:

			Weighted
			Average
			Exercise
	Number of Shares		Price
2009 Plan
Balance at March 31, 2014	123,800		$31.40
Granted	259,000		36.60
Exercised	(6,800)		23.95
Canceled/Forfeited	(4,000)		23.95
Balance at March 31, 2015	372,000		35.24
Granted	–		–
Exercised	(8,000)		23.37
Canceled/Forfeited	–		–
Spin-off adjustments	(1,487)	*	NA
Balance at March 31, 2016	362,513		11.21*
Granted	–		–
Exercised	–		–
Canceled/Forfeited	(14,938)		10.56
Balance at June 30, 2016	347,575		$11.24

1999 Plan
Balance at March 31, 2014	38,000		$26.68
Granted	–		–
Exercised	(22,000)		29.10
Canceled/Forfeited	–		–
Balance at March 31, 2015	16,000		23.37
Granted	–		–
Exercised	(15,974)		17.38
Canceled/Forfeited	–		–
Spin-off adjustments	(26)	*	NA
Balance at March 31, 2016	−		–
Granted	–		–
Exercised	–		–
Canceled/Forfeited	–		–
Balance at June 30, 2016	−		$–
Combined Balance at June 30, 2016	347,575		$11.24*

		Aggregate
	Weighted Average	Intrinsic
June 30, 2016	Remaining Contractual Term	Value
Outstanding	2.0 years	$2,301,526
Exercisable	1.9 years	$1,300,075

*

Certain adjustments were made to the exercise price and number of shares of Capital Southwest awards using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution with the intention of preserving the economic value of the awards immediately prior to the distribution for all Capital Southwest employees.

We recognize compensation cost using the straight-line method for all share-based payments.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for the three months ended June 30, 2016 and June 30, 2015, we recognized stock option compensation expense of $53,885 and $157,498, respectively.

As of June 30, 2016, the total remaining unrecognized compensation cost related to non-vested stock options was $337,405, which will be amortized over the weighted-average vesting period of approximately 2.1 years. During the quarter ended June 30, 2016, we recognized stock-based compensation awards that are held by our employees.

At June 30, 2016, the range of exercise prices was $7.55 to $11.66 and the weighted-average remaining contractual life of outstanding options was 2.0 years. The total number of shares of common stock exercisable under both the 2009 Plan and the 1999 Plan at June 30, 2016 was 197,080 shares with a weighted-average exercise price of $11.05. During the quarter ended June 30, 2016,  57,321 options became exercisable and no options were exercised. During the quarter ended June 30, 2015,  18,000 options were exercised with an average exercise price of $21.51.

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

On September 30, 2015, we completed the spin-off of CSWI. CSWI is now an independent publicly traded company. CSWI’s common stock trades on the Nasdaq Global Select Market under the symbol “CSWI.” The spin-off was effected through a tax-free, pro-rata distribution of 100% of CSWI’s common stock to shareholders of our Company. Each holder of an outstanding Capital Southwest Restricted Stock Award immediately prior to the spin-off of CSWI received, as of the effective date of the spin-off, a CSWI Restricted Stock Award for the number of CSWI Shares as if the outstanding Capital Southwest Restricted Stock Award comprised fully vested Capital Southwest Shares as of the Distribution Date.

Restricted stock awards previously granted under the Spin-Off Compensation Plan vest and become exercisable as follows: (1) 1/3 on December 29, 2015; (2) 1/3 on December 29, 2016; and (3) 1/3 on December 29, 2017, subject to accelerated vesting as described above.

In November 2015 and January 2016, our Board granted an additional 143,000 and 500 shares, respectively, of restricted stock to employees.  These shares vest in equal annual installments over a four-year period.

The following table summarizes the restricted stock available for issuance for the three months ended June 30, 2016:

Restricted stock available for issuance as of March 31, 2016	344,540
Additional restricted stock approved under the plan	−
Restricted stock granted during the three months ended June 30, 2016	−
Restricted stock forfeited during the three months ended June 30, 2016	7,880
Restricted stock available for issuance as of June 30, 2016	352,420

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

For the three months ended June 30, 2016 and 2015, we recognized total share based compensation expense of $185,548 and $201,034, respectively, related to the restricted stock issued to our employees and officers.

As of June 30, 2016, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $2,104,726,  which will be amortized over the weighted-average vesting period of approximately 2.9 years.

The following table summarizes the restricted stock outstanding as of June 30, 2016:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2016	233,207	$15.79	3.0
Granted	−	−	−
Vested	(28,667)	−	−
Forfeited	(7,880)	−	−
Unvested at June 30, 2016	196,660	$15.71	2.9

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

In connection with the spin-off of CSWI, we entered into an Employee Matters Agreement with CSWI. Under this agreement, the individual cash incentive award agreements were amended to provide that the value of each individual cash incentive award was determined based upon the net asset value of CSWC as of June 30, 2015.  The remaining terms of each individual cash incentive award agreement, including the vesting and payment terms, will remain unchanged. After the Distribution Date, CSWC retains all liabilities associated with all individual cash incentive awards granted by CSWC.

There are currently 62,000 individual cash incentive awards outstanding as of June 30, 2016 and the estimated liability for individual cash incentive awards was $587,520 at June 30, 2016. As of June 30, 2016, there is no remaining unrecognized compensation expense related to individual cash incentive awards.

There were no individual cash incentive awards vested or granted during the three months ended June 30, 2016.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Vesting Term
Individual Cash Incentive Awards	Shares	Price Per Share	(in Years)
Unvested at March 31, 2016	74,000	$45.60	2.3
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	(12,000)	50.25	−
Unvested at June 30, 2016	62,000	$44.70	2.0

9.OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015.  All full-time employees are eligible to participate in the 401K Plan.  The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility.  During the quarter ended June 30, 2016, we made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately.  During the three months ended June 30, 2016, we made matching contributions of approximately $47,000.

10.Commitments AND CONTINGENCIES

On September 9, 2015, we entered into an agreement to co-manage I-45 SLF LLC (the “Joint Venture” or “I-45 SLF”) with Main Street Capital Corporation (“Main Street”).  Both companies have equal voting rights on the Joint Venture’s Board of Managers.  We have committed to provide $68,000,000 of equity to the Joint Venture, with Main Street providing $17,000,000.  The Joint Venture invests primarily in syndicated senior secured loans in the upper middle market. To date we  have contributed $40,800,000 and currently have commitments outstanding of $27,200,000 as of June 30, 2016.

11.RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each three months ended June 30, 2016 and 2015, we received management and other fees from certain of our portfolio companies totaling $0.1 million, which were recognized as fees and other income on the Consolidated Statements of Operations.

12.SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2016 and 2015.

	Three Months Ended
	June 30,
Per Share Data:	2016	2015
Investment income	$0.27	$0.06
Operating expenses	(0.21)	(0.24)
Income taxes	(0.04)	–
Net investment income (loss)	0.02	(0.18)
Distributions from undistributed net investment income	(0.06)	(0.10)
Net realized gain (loss)	0.01	0.05
Net increase (decrease) in unrealized appreciation of investments	0.14	0.27
Spin-off Compensation Plan distribution	(0.08)	–
Exercise of employee stock options[1]	–	(0.03)
Share based compensation expense	0.02	0.02
Increase (decrease) in net asset value	0.05	0.03
Net asset value
Beginning of year	17.34	49.30
End of year	$17.39	$49.33 [5]

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[2]	1.19%	0.50%
Ratio of net investment income to average net assets[2]	0.14%	(0.37)%
Total investment return[2,3]	(1.01)%	1.48%
Total return based on change in NAV[2,4]	0.81%	0.26%

Weighted-average fully diluted shares outstanding	15,791	15,676
Common shares outstanding at end of period	15,718	15,583

[1]	Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.
[2]	Not annualized.
[3]

Total investment return based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by CSWC’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

[4]

Total return based on change in net asset value was calculated using the sum of ending net asset value plus dividends to shareholders and other non-operating changes during the period, as divided by the beginning net asset value, and has not been annualized.

[5]	Includes the value of assets spun off to CSWI.

13.SIGNIFICANT SUBSIDIARIES

Media Recovery, Inc.

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

At June 30, 2016, the value of Media Recovery, Inc. represented 11.8% of our total assets. Below is certain selected key financial data from its Balance Sheet at June 30, 2016 and three months ended Income Statement.

	June 30, 2016	March 31, 2016
Current Assets	$11,498,951	$11,242,247
Non-Current Assets	23,560,726	23,643,815
Current Liabilities	2,066,435	1,996,523
Non-Current Liabilities	$2,250,281	$2,239,678

	Three months ended	Three months ended
	6/30/2016	6/30/2015
Revenue	$5,234,208	$5,305,045
Income (loss) from continuing operations	808,921	(237,786)
Net income	808,921	(237,786)

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street to form I-45 SLF LLC. I-45 SLF began investing in syndicated senior secured loans in the upper middle market during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF totaled $85 million, consisting of $68 million from us and $17 million from Main Street.  We own 80.0% of I-45 SLF and have a profits interest of 75.6%, while Main Street owns 20.0% and has a profits interest of 24.4%.  I-45 SLF's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street.

As of June 30, 2016, I-45 SLF had total assets of $144.9 million. I-45 SLF currently has approximately $134.5 million of credit investments at fair value as of June 30, 2016. The portfolio companies in I-45 SLF are in industries similar to those in which we may invest directly. As of June 30, 2016, approximately $19.0 million were unsettled trades. During the three months ended June 30, 2016, I-45 SLF declared a total dividend of $1.4 million of which $1.1 million was paid out to CSWC in July.

Additionally, I-45 SLF closed on a $75.0 million 5-year senior secured credit facility with Deutsche Bank AG (“Deutsche Bank facility”). This facility includes an accordion feature which will allow I-45 to achieve leverage of up to 2x debt-to-equity.  Borrowings under the facility are secured by all of the assets of I-45 SLF and bear interest at a rate equal to plus 2.5% per annum. In April 2016, I-45 SLF increased debt commitments outstanding by $25.0 million within the credit facility by adding another lender to the syndicate, bringing total debt commitments to $100.0 million. Under the Deutsche Bank facility, $73.0 million has been drawn as of June 30, 2016. Subsequent to quarter end, I-45 increased debt commitments outstanding by an additional $20.0 million by adding a third lender to the syndicate, bringing total debt commitments to $120.0 million.

As of June 30, 2016, I-45 SLF had total capital commitments of $85.0 million, $68.0 million of which was from us and the remaining $17.0 million from Main Street. Approximately $51.0 million was funded as of June 30, 2016, relating to these commitments, of which $40.8 million was from CSWC.

Below is a summary of I-45 SLF’s portfolio, followed by a listing of the individual loans in I-45 SLF’s portfolio as of June 30, 2016 and March 31, 2016:

I-45 SLF LLC Loan Portfolio as of June 30, 2016

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1,3]	Principal	Cost	Fair Value[2]
Ahead, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	$4,875,000	$4,747,353	$4,850,625
American Scaffold Holdings	Aerospace & defense	First Lien	5/31/2022	L+6.00% (Floor 1.00%)	2,981,250	2,936,531	2,966,344
American Teleconferencing	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	4,937,343	4,452,879	4,492,983
Array Technologies	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	5,000,000	4,900,000	4,900,000
ATX Networks Corp.	Technology products & components	First Lien	6/12/2021	L+6.00% (Floor 1.00%)	4,962,406	4,906,317	4,900,376
Autoparts Holdings	Automotive	First Lien	7/29/2017	L+5.50% (Floor 1.50%)	5,000,000	4,502,899	4,666,950
Compuware Corporation	Software & IT services	First Lien	12/15/2019	L+5.25% (Floor 1.00%)	2,883,117	2,786,669	2,798,425
CRGT	Aerospace & defense	First Lien	12/19/2020	L+6.50% (Floor 1.00%)	3,872,611	3,868,158	3,872,611
Digital River	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	5,415,452	5,385,017	5,401,913
Hunter Defense Technologies	Aerospace & Defense	First Lien	8/5/2019	P+8.00%	2,960,526	2,950,786	2,590,461
ICSH, Inc.	Containers & packaging	First Lien	12/31/2018	L+5.75% (Floor 1.00%)	4,961,776	4,932,077	4,936,968
iEnergizer	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	3,820,561	3,371,220	3,438,505
Imagine! Print Solutions	Media, marketing & entertainment	First Lien	3/30/2022	L+6.00% (Floor 1.00%)	2,992,500	2,949,091	2,992,500
InfoGroup Inc.	Software & IT services	First Lien	5/28/2018	L+5.50% (Floor 1.50%)	4,960,733	4,811,911	4,815,011
Integro Parent Inc.	Business services	First Lien	11/2/2022	L+5.75% (Floor 1.00%)	4,976,424	4,807,900	4,901,777
iPayment, Inc.	Financial services	First Lien	5/8/2017	L+5.25% (Floor 1.00%)	5,000,000	4,925,776	4,787,500
Jet Support Services, Inc.	Aerospace & defense	First Lien	8/31/2021	L+6.50% (Floor 1.00%)	4,812,500	4,712,389	4,571,875
Kendra Scott	Consumer products & retail	First Lien	7/17/2020	L+6.00% (Floor 1.00%)	4,836,867	4,829,757	4,812,683
LTI Holdings, Inc.	Industrial products	First Lien	4/17/2022	L+4.25% (Floor 1.00%)	1,989,950	1,765,373	1,948,499
MediMedia USA	Healthcare services	First Lien	11/20/2018	L+6.75% (Floor 1.25%)	5,000,000	4,887,860	4,893,750
Milk Specialties	Food, agriculture & beverage	First Lien	11/9/2018	L+7.00% (Floor 1.25%)	3,669,421	3,665,546	3,669,422

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1,3]	Principal	Cost	Fair Value [2]
Mood Media Corporation	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.00%)	4,538,108	4,433,351	4,180,732
MWI Holdings	Industrial products	First Lien	6/29/2020	L+5.50% (Floor 1.00%)	5,000,000	4,950,000	4,950,000
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	6/4/2020	L+6.25% (Floor 1.00%)	4,949,748	4,939,192	4,922,945
Northstar Travel	Media, marketing & entertainment	First Lien	7/5/2022	L+6.25% (Floor 1.00%)	4,250,000	4,186,250	4,186,250
PetValu	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	5,000,000	4,950,000	4,950,000
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	4,737,140	4,731,981	4,719,399
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	393,448	402,975
Stardust Finance Holdings, Inc.	Buildings & infrastructure products	First Lien	3/13/2022	L+5.50% (Floor 1.00%)	3,961,354	3,925,943	3,875,511
TaxACT	Financial services	First Lien	12/31/2022	L+6.00% (Floor 1.00%)	4,250,000	4,130,953	4,250,000
US Joiner (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	2,823,416	2,776,480	2,809,299
Vivid Seats	Media, marketing & entertainment	First Lien	3/1/2022	L+6.00% (Floor 1.00%)	5,000,000	4,668,278	4,950,000
Water Pik, Inc.	Consumer products & retail	First Lien	7/8/2020	L+4.75% (Floor 1.00%)	1,173,221	1,170,693	1,170,288
		Second Lien	1/8/2021	L+8.75% (Floor 1.00%)	1,912,281	1,870,272	1,893,158

Total Investments						$134,222,350	$134,469,735

[1]	Represents the interest rate as of June 30, 2016. All interest rates are payable in cash, unless otherwise noted.
[2]

Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of the Joint Venture. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

[3]

The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2016.  Certain investments are subject to a LIBOR or Prime interest rate floor.

I-45 SLF LLC Loan Portfolio as of March 31, 2016

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1,3]	Principal	Cost	Fair Value[2]
Ahead, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	$4,937,500	$4,800,794	$4,814,063
ATX Networks Corp.	Technology products & components	First Lien	6/12/2021	L+6.00% (Floor 1.00%)	4,974,937	4,915,874	4,925,188
BDF Acquisition Corp.	Consumer products & retail	Second Lien	2/12/2022	L+8.00% (Floor 1.00%)	3,000,000	2,859,650	2,895,000
Compuware Corporation	Software & IT services	First Lien	12/15/2019	L+5.25% (Floor 1.00%)	2,922,078	2,854,681	2,829,857
CRGT	Aerospace & defense	First Lien	12/19/2020	L+6.50% (Floor 1.00%)	3,923,567	3,918,804	3,913,758
Digital River	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	5,415,452	5,383,375	5,408,683
Hunter Defense Technologies	Aerospace & Defense	First Lien	8/5/2019	L+5.50% (Floor 1.00%)	2,960,526	2,950,002	2,442,434
ICSH, Inc.	Containers & packaging	First Lien	12/31/2018	L+5.75% (Floor 1.00%)	4,974,243	4,953,875	4,941,503
Imagine! Print Solutions	Media, marketing & entertainment	First Lien	3/30/2022	L+6.00% (Floor 1.00%)	3,000,000	2,947,500	3,011,250
Integro Parent Inc.	Business services	First Lien	11/2/2022	L+5.75% (Floor 1.00%)	4,988,287	4,821,625	4,813,697
iPayment, Inc.	Financial services	First Lien	5/8/2017	L+5.25% (Floor 1.00%)	5,000,000	4,904,057	4,778,150
Jet Support Services, Inc.	Aerospace & defense	First Lien	8/31/2021	L+6.50% (Floor 1.00%)	4,875,000	4,768,698	4,631,250
Kendra Scott	Consumer products & retail	First Lien	7/17/2020	L+6.00% (Floor 1.00%)	4,899,684	4,892,037	4,887,434
LTI Holdings, Inc.	Industrial products	First Lien	4/17/2022	L+4.25% (Floor 1.00%)	1,994,975	1,760,565	1,890,239
MediMedia USA	Healthcare services	First Lien	11/20/2018	L+6.75% (Floor 1.25%)	5,000,000	4,876,157	4,887,500
Milk Specialties	Food, agriculture & beverage	First Lien	11/9/2018	L+7.00% (Floor 1.25%)	3,686,288	3,681,983	3,693,200
Mood Media Corporation	Media, marketing & entertainment	First Lien	5/1/2019	L+6.00% (Floor 1.00%)	4,549,714	4,435,393	4,260,375
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	6/4/2020	L+6.25% (Floor 1.00%)	4,962,311	4,951,057	4,853,785
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	4,824,760	4,819,070	4,812,698
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	392,850	400,950
Stardust Finance Holdings, Inc.	Buildings & infrastructure products	First Lien	3/13/2022	L+5.50% (Floor 1.00%)	4,974,874	4,928,459	4,937,563

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1,3]	Principal	Cost	Fair Value [2]
TaxACT	Financial services	First Lien	12/31/2022	L+6.00% (Floor 1.00%)	4,500,000	4,369,102	4,432,500
US Joiner (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	2,992,366	2,940,000	2,947,481
Vivid Seats	Media, marketing & entertainment	First Lien	3/1/2022	L+6.00% (Floor 1.00%)	5,000,000	4,653,688	4,737,500
Water Pik, Inc.	Consumer products & retail	First Lien	7/8/2020	L+4.75% (Floor 1.00%)	1,191,287	1,188,560	1,179,868
		Second Lien	1/8/2021	L+8.75% (Floor 1.00%)	1,912,281	1,867,957	1,888,377

Total Investments						$99,835,813	$99,214,303

[1]	Represents the interest rate as of March 31, 2016. All interest rates are payable in cash, unless otherwise noted.
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

Below is certain summarized financial information for I-45 SLF, LLC as of June 30, 2016 and for the three months ended June 30, 2016 (amounts in thousands):

	June 30, 2016	March 31, 2016
Selected Balance Sheet Information:
Investments, at fair value (cost $134,222 and $99,836)	$134,470	$99,214
Cash and cash equivalents	8,479	2,181
Deferred financing costs	1,285	1,060
Interest receivable	640	436
Total assets	$144,874	$102,891

Senior credit facility payable	$73,000	$48,000
Payable for unsettled transactions	18,986	8,040
Other liabilities	1,482	1,494
Total liabilities	$93,468	$57,534
Members’ equity	51,406	45,357
Total liabilities and net assets	$144,874	$102,891

Three Months Ended
June 30, 2016
Selected Statement of Operations Information:
Total revenues	$2,158
Total expenses	(753)
Net investment income	1,405
Net unrealized appreciation	808
Net realized gains	187
Net increase in members’ equity resulting from operations	$2,400

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” “might,” “could,” “continue” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the year ended March 31, 2016 and in this Form 10-Q.  The forward-looking statements made in this Form 10-Q related only to events as of the date on which the statements are made.  You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the year ended March 31, 2016.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior and subordinated investments in the lower middle market and private loan transactions (club deals), as well as first and second lien syndicated loans in larger middle market companies.  Our target lower middle market companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 million and $15.0 million. Our target club deal companies typically have annual EBITDA between $15.0 million and $50.0 million.  We believe that these companies have less access to capital and that the market for such capital is underserved relative to larger companies. Companies of this size are generally privately held and are less well known to traditional capital sources such as commercial and investment banks. Our target investment in syndicated first and second lien loan investments are in large middle market companies that typically have annual EBITDA that is greater than $50 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

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

PORTFOLIO COMPOSITION

The total value of our investment portfolio was $175.9 as of June 30, 2016, as compared to $178.4 as of March 31, 2016. As of June 30, 2016, we had investments in 23 portfolio companies with an aggregate cost of $144.9 million. As of March 31, 2016, we had investments in 23 portfolio companies with an aggregate cost of $150.1 million.

As of June 30, 2016 and March 31, 2016, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
June 30, 2016:
1st lien notes	$34.9	24.1%	$35.4	20.1%
2nd lien notes	34.2	23.6	33.3	19.0
Subordinated debt	15.1	10.4	15.0	8.5
Preferred equity, common equity & warrants	19.9	13.8	51.1	29.0
I-45 SLF, LLC	40.8	28.1	41.1	23.4
	$144.9	100.0%	$175.9	100.0%

March 31, 2016:
1st lien notes	$39.3	26.2%	$39.5	22.1%
2nd lien notes	39.0	26.0	38.2	21.4
Subordinated debt	15.1	10.1	15.1	8.5
Preferred equity, common equity & warrants	19.9	13.2	49.3	27.6
I-45 SLF, LLC	36.8	24.5	36.3	20.4
	$150.1	100.0%	$178.4	100.0%

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of June 30, 2016 and March 31, 2016:

	As of June 30, 2016
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$8,859	10.6%
2	72,275	86.3
3	2,596	3.1
4	-	-
Total	$83,730	100.0%

	As of March 31, 2016
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$4,626	5.0%
2	88,205	95.0
3	-	-
4	-	-
Total	$92,831	100.0%

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

As of June 30, 2016 and March 31, 2016, we did not have any investments on non-accrual status.

Investment Activity

During the three months ended June 30, 2016, we made a  debt investment in one new portfolio company totaling $1.7 million and an equity investment in one existing portfolio company totaling $4.0 million. We received contractual principal repayments totaling approximately $0.3 million and prepayments of approximately $11.0 million.

During the three months ended June 30, 2015, we made debt investments in two new portfolio companies totaling $14.8 million. We received proceeds related to the sales of certain equity securities and partnership interests totaling $7.9 million and recognized net realized gains on such sales totaling $0.7 million in the three months ended June 30, 2015.

Total portfolio investment activity for the three months ended June 30, 2016 and 2015 was as follows:

				Preferred &
	1st Lien	2nd Lien	Subordinated	Common	Partnership	I-45 SLF,
Three months ended June 30, 2016	Notes	Notes	Debt	Equity	Interest	LLC	Total
Fair value, beginning of period	$39,491	$38,227	$15,114	$49,267	$-	$36,337	$178,436
New investments	1,836	-	-	-	-	4,000	5,836
Proceeds from sales of investments	-	-	-	-	-	-	-
Principal repayments received	(6,280)	(5,000)	-	-	-	-	(11,280)
Accretion of loan discounts	43	24	8	-	-	-	75
Realized gain (loss)	7	192	-	-	-	-	199
Unrealized gain (loss)	334	(115)	(150)	1,800	-	780	2,649
Fair value, end of period	$35,431	$33,328	$14,972	$51,067	$-	$41,117	$175,915
Weighted average yield on debt investments at end of period							10.08%
Weighted average yield on total investments at end of period							9.35%

				Preferred &
	1st Lien	2nd Lien	Subordinated	Common	Partnership	I-45 SLF,
Three months ended June 30, 2015	Notes	Notes	Debt	Equity	Interest	LLC	Total
Fair value, beginning of period	$-	$6,895	$2,906	$517,306	$8,429	$-	$535,536
New investments	-	6,825	7,938	-	-	-	14,763
Proceeds from sales of investments	-	-	-	(7,222)	(672)	-	(7,894)
Accretion of loan discounts	-	4	2	-	-	-	6
Realized gain (loss)	-	-	-	722	27	-	749
Unrealized gain (loss)	-	-	7	5,363	(1,125)	-	4,245
Fair value, end of period	$-	$13,724	$10,853	$516,169	$6,659	$-	$547,405
Weighted average yield on debt investments at end of period							11.21%
Weighted average yield on total investments at end of period							0.72%

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

Comparison of three months ended June 30, 2016 and June 30, 2015

	Three Months Ended
	June 30,		Net Change
	2016	2015	Amount	%
	(in thousands)
Total investment income	$4,157	$964	$3,193	331.2%
Total operating expenses	(3,239)	(3,764)	525	13.9%
Pre-tax net investment income (loss)	918	(2,800)	3,718	132.8%
Income tax expense	547	30	517
Net investment income (loss)	371	(2,830)	3,201	113.1%
Net realized gain on investments before income tax	199	749	(550)
Net increase in net unrealized appreciation on investments	2,127	4,245	(2,118)
Net increase in net assets from operations	$2,697	$2,164	$533	24.6%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended June 30, 2016, Capital Southwest reported investment income of $4.2, a $3.2 million,  or 331.2%, increase as compared to the quarter ended June 30, 2015. The increase was primarily due to a $1.8 million, or 450.9%, increase in interest income generated from our debt investments, as well as an increase of $1.5 million, or 489.7%, in dividend income due to dividends received from I-45 SLF LLC and Media Recovery, Inc.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to employees’ and directors’ compensation, office expenses, and legal, professional and accounting fees.

For the three months ended June 30, 2016, our total operating expenses were $3.2 million, a decrease of $0.5 million, or 13.9%, as compared to the total operating expenses of $3.7 million for the three months ended June 30, 2015. The decrease was primarily attributable to one-time expenses incurred in the three months ended June 30, 2015 in connection with the spin-off of CSWI at June 30, 2015.

Net Investment Income/Loss

For the three months ended June 30, 2016, pre-tax net investment income increased by $3.7 million, or 132.8%. As a result of the $3.2 million increase in total investment income and the $0.5 million decrease in operating expenses, net investment income increased by 113.1% to $0.4 million.

Increase/Decrease in Net Assets from Operations

During the three months ended June 30, 2016, we recognized realized gains totaling  $0.2 million, which consisted of net gains on the partial repayments of four non-control/non-affiliate investments and prepayment of one non-control/non-affiliate investment. In addition, during the three months ended June 30, 2016, we recorded a  net increase in unrealized appreciation of investments totaling $2.1 million, consisting of net unrealized appreciation on our current portfolio of $2.6 million and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.5 million.

During the three months ended June 30, 2015, we recognized realized gains totaling $0.7 million, which consisted of net gains on the sale of one affiliate investment. In addition, during the three months ended June 30, 2015, we recorded net unrealized appreciation totaling $4.2 million, consisting of net unrealized appreciation on our current portfolio of $5.1 million and net unrealized depreciation reclassification adjustments of $0.9 million related to the realized gain noted above.

As a result of these events, our net increase in net assets from operations during the three months ended June 30, 2016 was $2.7 million as compared to a net increase of $2.2 million for the three months ended June 30, 2015.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, the Company had cash and cash equivalents of approximately $97.0 million.

With the exception of one capital gain distribution made in the form of cash dividends during the fiscal year ended March 31, 2016, two capital gain distributions made in the form of cash dividends during the fiscal year ended March 31, 2013 and a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have historically elected to retain all gains realized during our more than 50 years of operation. Retention of future gains is viewed as an important source of funds to sustain our investment activity.

Management believes that the Company’s cash and cash equivalents on hand and cash available from investments are adequate to meet its needs for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by the financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-going basis, we evaluate our estimates, including those related to the matters below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of both June 30, 2016 and March 31, 2016, our investment portfolio at fair value represented approximately 63% of our total assets. We are required to report our investments at fair value. We follow the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors has the final responsibility for reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of June 30, 2016 and March 31, 2016 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Recently Issued Accounting Standards

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 significantly changes the consolidation analysis required under U.S. GAAP and ends the deferral of the amendments to the VIE guidance in ASU 2009-17 (FAS 166) for investments in certain investment companies. Now all legal entities that are VIEs are evaluated for consolidation under the same criteria. Under this update, limited partnerships (or similar entities) that provide the limited partners with substantive kick-out or participating rights will be considered voting interest entities.  For such entities, the investor that holds the majority of the substantive kick-out or participating rights will consolidate the VIE.  This has the effect of reducing the likelihood that a general partner will consolidate a limited partnership or similar entity. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. In accordance with this new guidance, we did not consolidate I-45 SLF, LLC based on the voting model as we only control 50% of the voting rights of this entity and, accordingly, share power over the entity equally in all respects with our joint venture partner. We adopted this guidance during the quarter ended December 31, 2015.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on CSWC’s consolidated financial statements is currently being evaluated.

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. CSWC is currently evaluating the impact the adoption of this new accounting standard will have on its financial statements.

RECENT DEVELOPMENTS

In July 2016, we made two follow-on 1st lien senior secured debt investments in existing portfolio companies totaling $3.1 million. We originated an additional $0.9 million in Imagine! Print Solutions, Inc. and an additional $2.2 million in InfoGroup, Inc.

In August 2016, we made two new 1st lien senior secured debt investments totaling $23.4 million. We originated $13.4 million in Amware Fulfillment, LLC. We also committed $10 million to an undisclosed company.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio consists of debt and equity securities of private companies. We are subject to financial market risks, including changes in interest rates for debt securities of private companies. Changes in interest rates may affect our interest income from portfolio investments and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2016, approximately 82% of our debt investment portfolio (at fair value) bore interest at floating rates, 89% of which were subject to contractual minimum interest rates. As of June 30, 2016, none of our idle fund investments bore interest at floating rates.

Our investment performance is also a function of our equity securities of portfolio companies’ profitability, which may be affected by economic cycles, competitive forces, and production costs including labor rates, raw material prices and certain basic commodity prices.  All of these factors may have an adverse effect on the value of our investments and on our net asset value.

Item 4.Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of June 30, 2016.

During the three months ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.Legal Proceedings

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise.  Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies.  We have no currently pending material legal proceedings to which we are party or to which any of our assets is subject.

Item 1A.Risk Factors

Investing in our common stock involves a number of significant risks. There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 6.Exhibits

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

CAPITAL SOUTHWEST CORPORATION

August 9, 2016	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

August 9, 2016	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer