Form 10-Q
period 2016-09-30
CAPITAL SOUTHWEST CORP
filed 2016-11-08
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

15,812,607 shares of Common Stock, $0.25 value per share, as of November 4, 2016.

PART I – FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except shares and per share data)

	September 30,	March 31,
	2016	2016
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: September 30, 2016 - $145,184, March 31, 2016 - $101,538)	$144,720	$99,279
Affiliate investments (Cost: September 30, 2016 - $5,919, March 31, 2016 - $6,356)	7,454	10,618
Control investments (Cost: September 30, 2016 - $54,215, March 31, 2016 - $42,215)	86,145	68,539
Total investments (Cost: September 30, 2016 - $205,318, March 31, 2016 - $150,110)	238,319	178,436
Cash and cash equivalents	57,840	95,969
Receivables:
Dividends and interest	1,738	1,752
Escrow	1,758	3,424
Other	104	219
Income tax receivable	696	1,010
Deferred tax asset	1,940	2,342
Debt issuance costs (net of accumulated amortization of $52 and $ - as of September 30, 2016 and March 31, 2016, respectively)	2,443	-
Other assets	2,437	1,341
Total assets	$307,275	$284,493

Liabilities
Other liabilities	$6,087	$5,713
Payable for unsettled transactions	19,361	3,940
Income tax payable	211	-
Accrued restoration plan liability	2,165	2,205
Deferred income taxes	522	-
Total liabilities	28,346	11,858

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 18,066,138 shares at September 30, 2016 and 18,065,518 shares at March 31, 2016	4,517	4,516
Additional capital	261,880	262,539
Accumulated net investment loss	(1,234)	(307)
Accumulated net realized gain	5,224	1,498
Unrealized appreciation of investments, net of income taxes	32,479	28,326
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	278,929	272,635
Total liabilities and net assets	$307,275	$284,493
Net asset value per share (15,726,626 shares outstanding at September 30, 2016 and 15,726,006 shares outstanding at March 31, 2016)	$17.74	$17.34

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Investment income:
Interest and dividends
Non-control/Non-affiliate investments	$2,433	$842	$4,515	$1,245
Affiliate investments	141	-	280	-
Control investments	1,995	-	3,765	300
Interest income from cash and cash equivalents	56	103	126	159
Fees and other income	101	133	197	338
Total investment income	4,726	1,078	8,883	2,042
Operating expenses:
Compensation	1,404	3,411	2,889	4,623
Spin-off compensation plan	172	-	345	-
Share-based compensation	255	370	494	729
Interest	103	-	103	-
Net pension expense (benefit)	43	(105)	86	(175)
Spin-off professional fees	-	5,474	-	6,712
General and administrative	972	1,175	2,271	2,200
Total operating expenses	2,949	10,325	6,188	14,089
Income (loss) before income taxes	1,777	(9,247)	2,695	(12,047)
Income tax expense	412	88	958	118

Net investment income (loss)	$1,365	$(9,335)	$1,737	$(12,165)

Realized gain (loss)
Non-control/Non-affiliate investments	$(459)	$(3,396)	$(260)	$(3,332)
Affiliate investments	3,986	-	3,986	684
Control investments	-	-	-	-
Total net realized gain (loss) on investments before income tax	3,527	(3,396)	3,726	(2,648)

Unrealized appreciation of investments
Portfolio company investments	2,026	3,783	4,675	8,028
Income tax provision	-	-	(522)	-
Total net increase (decrease) in unrealized appreciation of investments	2,026	3,783	4,153	8,028

Net realized and unrealized gain on investments	$5,553	$387	$7,879	$5,380

Net increase (decrease) in net assets from operations	$6,918	$(8,948)	$9,616	$(6,785)

Pre-tax net investment income (loss) per share - basic and diluted	$0.11	$(0.59)	$0.17	$(0.77)
Net investment income (loss) per share – basic and diluted	$0.09	$(0.60)	$0.11	$(0.78)
Net increase (decrease) in net assets from operations – basic and diluted	$0.44	$(0.57)	$0.61	$(0.43)
Weighted average shares outstanding – basic	15,726,419	15,583,332	15,728,476	15,578,339
Weighted average shares outstanding – diluted	15,805,577	15,671,664	15,801,535	15,678,379

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(In thousands)

	Six Months Ended
	September 30,
	2016	2015
Operations:
Net investment income (loss)	$1,737	$(12,165)
Net realized gain (loss) on investments	3,726	(2,648)
Net increase (decrease) in unrealized appreciation of investments	4,153	8,028
Net increase (decrease) in net assets from operations	9,616	(6,785)
Distributions from:
Undistributed net investment income	(2,664)	(1,542)
Distributions of CSW Industrials, Inc.
Decrease in unrealized appreciation related to spin-off investments	-	(458,338)
Distribution from additional capital	-	(26,278)
Spin-Off Compensation Plan distribution, net of tax of $346 and $ - for the six months ended September 30, 2016 and 2015, respectively	(1,175)	-
Capital share transactions:
Change in pension plan funded status	23	-
Exercise of employee stock options	-	387
Share-based compensation expense	494	729
Increase (decrease) in net assets	6,294	(491,827)
Net assets, beginning of period	272,635	767,418
Net assets, end of period	$278,929	$275,591

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$9,616	$(6,785)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(67,520)	(34,114)
Net proceeds from disposition of and return of capital on investments	4,442	16,395
Principal repayments on debt investments	12,045	-
Payment of accreted original issue discounts	220	-
Depreciation and amortization	98	36
Net pension benefit	(16)	(284)
Realized (gain) loss on investments before income tax	(3,726)	2,648
Net increase in unrealized appreciation of investments	(4,675)	(8,028)
Accretion of discounts on investments	(176)	(22)
Stock option and restricted awards expense	494	729
Deferred income tax expense	1,480	-
Changes in other assets and liabilities:
Decrease (increase) in dividend and interest receivable	14	(219)
Decrease in escrow receivables	1,173	183
Decrease (increase) in other receivables	115	(1,263)
Decrease (increase) in tax receivable	314	(212)
(Increase) decrease in other assets	(1,141)	167
(Decrease) increase in other liabilities	(1,523)	2,907
Increase in payable for unsettled transaction	15,421	-
Increase in deferred income taxes	-	331
Net cash used in operating activities	(33,345)	(27,531)
Cash flows from financing activities
Distributions from undistributed net investment income	(940)	(1,542)
Proceeds from exercise of employee stock options	-	387
Debt issuance costs paid	(2,495)	-
Spin-off Compensation Plan distribution	(1,349)	(13,000)
Net cash used in financing activities	(4,784)	(14,155)
Net decrease in cash and cash equivalents	(38,129)	(41,686)
Cash and cash equivalents at beginning of period	95,969	225,797
Cash and cash equivalents at end of period	$57,840	$184,111
Supplemental disclosure of noncash financing activities:
Dividend declared, not yet paid	$1,724	$-
Noncash adjustment to realized gain for escrow receivable	493	-
Cost of Investments spun-off[1]	-	6,981
Decrease in unrealized appreciation due to spin-off of CSWI[1]	-	458,338
Net pension assets[1]	-	9,687
Change in deferred tax liabilities[1]	-	3,391
Spin-off Compensation Plan distribution accrued, not yet paid	172	-

[1] These non-cash items are related to the spin-off of CSW Industrials, Inc. at September 30, 2015.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(Unaudited)

September 30, 2016

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[13]	Industry	Rate[2]	Maturity	Principal	Cost	Value[3]
Non-control/Non-affiliate Investments[4]
360 HOLDINGS III CORP.	Senior secured debt	Consumer products & retail	L+9.00% (Floor 1.00%)	10/1/2021	$6,930,000	$6,680,420	$6,687,450
AG KINGS HOLDINGS[10]	Senior secured debt	Food, agriculture & beverage	L+9.00% (Floor 1.00%)	8/8/2021	10,000,000	9,802,996	9,802,996
AMERICAN TELECONFERENCING	Senior secured debt	Telecommunications	L+6.50% (Floor 1.00%)	12/8/2021	6,911,168	6,721,110	6,747,027
AMWARE FULFILLMENT	Senior secured debt	Distribution	L+9.50% (Floor 1.00%)	5/21/2019	13,400,000	13,146,300	13,146,300
ARGON MEDICAL DEVICES	Senior secured debt	Healthcare products	L+9.50% (Floor 1.00%)	6/23/2022	5,000,000	4,863,589	5,000,000
CALIFORNIA PIZZA KITCHEN	Senior secured debt	Restaurants	L+6.00% (Floor 1.00%)	8/23/2022	5,000,000	4,950,578	4,985,425
CAST AND CREW PAYROLL, LLC	Senior secured debt	Media, marketing & entertainment	L+7.75% (Floor 1.00%)	8/12/2023	5,000,000	4,971,768	4,725,000
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	9,326,000
DIGITAL RIVER, INC.	Senior secured debt	Software & IT services	L+6.50% (Floor 1.00%)	2/12/2021	7,032,285	6,998,199	7,019,099
DUNN PAPER, INC.	Senior secured debt	Paper & forest products	L+8.75% (Floor 1.00%)	8/26/2023	3,000,000	2,940,000	2,940,000
HYGEA HOLDINGS	Senior secured debt	Healthcare services	L+9.25%	2/22/2019	7,875,000	7,199,179	7,745,179
	Warrants		-	-	-	546,000	1,063,000
						7,745,179	8,808,179
IMAGINE! PRINT SOLUTIONS, INC.	Senior secured debt	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/30/2022	4,877,744	4,820,009	4,877,744
INFOGROUP INC.	Senior secured debt	Software & IT services	L+5.50% (Floor 1.50%)	5/26/2018	4,921,044	4,819,263	4,862,607
LTI HOLDINGS, INC.	Senior secured debt	Industrial products	L+9.25% (Floor 1.00%)	4/17/2023	7,000,000	6,845,451	6,352,500
PREPAID LEGAL SERVICES, INC.	Senior secured debt	Consumer services	L+9.00% (Floor 1.25%)	7/1/2020	5,000,000	4,949,874	4,975,000
REDBOX AUTOMATED RETAIL	Senior secured debt	Gaming & leisure	L+7.50% (Floor 1.00%)	9/27/2021	10,000,000	9,700,000	9,800,000
RESEARCH NOW GROUP, INC.	Senior secured debt	Business services	L+8.75% (Floor 1.00%)	3/18/2022	7,000,000	6,911,952	6,790,000
ROYAL HOLDINGS, INC.	Senior secured debt	Specialty chemicals	L+7.50% (Floor 1.00%)	6/19/2023	1,000,000	993,348	987,500
TAXACT, INC.[7]	Senior secured debt	Financial services	L+6.00% (Floor 1.00%)	12/31/2022	3,687,500	3,614,146	3,687,500

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment [13]	Industry	Rate [2]	Maturity	Principal	Cost	Value [3]
TITANLINER, INC.[11]	Senior subordinated debt	Energy services (upstream)	8.50%	6/30/2017	2,667,223	2,667,223	2,465,000
	339,277 shares of Series A convertible preferred stock		-	-	-	3,204,222	-
						5,871,445	2,465,000
TRAX DATA REFINERY, INC.	Common stock	Software & IT services	-	-	-	817,781	1,164,000
VIVID SEATS	Senior secured debt	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/1/2022	6,912,500	6,464,418	6,912,500
WATER PIK, INC.	Senior secured debt	Consumer products & retail	L+8.75% (Floor 1.00%)	1/8/2021	4,692,982	4,591,368	4,692,983
WINZER CORPORATION	Senior subordinated debt	Distribution	11.00%	5/31/2021	8,100,000	7,965,081	7,965,081

Total Non-control/Non-affiliate Investments						$145,184,275	$144,719,891
Affiliate Investments[5]
CHANDLER SIGNS, LP	Senior subordinated debt	Business services	12.00%	7/4/2021	$4,500,000	$4,418,861	$4,418,861
	1,500,000 units of Class A-1 common stock		-	-	-	1,500,000	3,035,000
						5,918,861	7,453,861

Total Affiliate Investments						$5,918,861	$7,453,861

Control Investments[6]
I-45 SLF LLC[7,8,9]	80% LLC equity interest	Multi-sector holdings	-	-	-	$48,800,000	$50,521,485
MEDIA RECOVERY, INC.[9]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	5,263,010
	4,000,002 shares of common stock		-	-	-	4,615,000	30,360,990
						5,415,000	35,624,000
Total Control Investments						$54,215,000	$86,145,485

TOTAL INVESTMENTS[12]						$205,318,136	$238,319,237

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
[2]

The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2016.  Certain investments are subject to a LIBOR or Prime interest rate floor.

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

[4]

Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments. At September 30, 2016, approximately 60.7% of the Company’s investment assets are non-control investments.

[5]

Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At September 30, 2016, approximately 3.1% of the Company’s investment assets are affiliate investments.

[6]

Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained. At September 30, 2016, approximately 36.2% of the Company’s investment assets are control investments.

[7]

Indicates assets that are considered “non-qualifying assets” under section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

[8]	The investment has approximately $19.2 million unfunded commitment as of September 30, 2016.
[9]	Income producing through dividends on distributions.
[10]	The investment is structured as a first lien last out term loan and earns interest in addition to the stated rate.
[11]	Investment was on non-accrual status as of September 30, 2016, meaning the Company has ceased to recognize interest income on the investment.
[12]

As of September 30, 2016, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $37.9 million; cumulative gross unrealized depreciation for federal income tax purposes is $4.2 million.  Cumulative net unrealized appreciation is $33.7 million, based on a tax cost of $205.2 million.

[13]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.

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

[4]

Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments. At March 31, 2016, approximately 55.6% of the Company’s investment assets are non-control investments.

[5]	The investment has $1.7 million unfunded commitment.
[6]

Indicates assets that the Company believes do not represent “qualifying assets” under section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

[7]

Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2016, approximately 6.0% of the Company’s investment assets are affiliate investments.

[8]

Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or maintains greater than 50% of the board representation. At March 31, 2016, approximately 38.4% of the Company’s investment assets are control investments.

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

Notes to Consolidated Financial Statements

1.ORGANIZATION AND BASIS OF PRESENTATION

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “CSWC,” or the “Company” refer to Capital Southwest Corporation, unless the context requires otherwise.

Organization

Capital Southwest Corporation is an investment company that specializes in providing customized financing to middle market companies in a broad range of industry segments located primarily in the United States. Our common stock currently trades on The Nasdaq Global Select Market under the ticker symbol “CSWC.”

CSWC was organized as a Texas corporation on April 19, 1961.  Until September 1969, we operated as a Small Business Investment Company (“SBIC”) licensed under the Small Business Investment Act of 1958.  At that time, CSWC transferred to its then wholly-owned subsidiary, Capital Southwest Venture Corporation (“CSVC”), certain assets including our license as an “SBIC”.  CSVC was a closed-end, non-diversified investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).  Effective June 14, 2016, CSVC was dissolved and its SBIC license was surrendered. All assets held in CSVC were transferred to CSWC upon dissolution. Prior to March 30, 1988, CSWC was registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, we elected to be treated as a Business Development Company (“BDC”) subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980.  In order to remain a BDC, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended September 30, 2016 and 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended March 31, 2016 and 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

In the fourth quarter of 2016, the Company discovered and corrected an immaterial error relating to the unrealized gain (loss) associated with the investments spun off to CSWI for the six months ended September 30, 2015. The three months ended September 30, 2015 were correct. Previously, on the Consolidated Statements of Operations for the six months ended September 30, 2015, the net increase in unrealized appreciation of investments was $5.9 million and on the Consolidated Statements of Changes in Net Assets, the decrease in unrealized appreciation related to spin-off investments was $456.2 million. The correct net increase in unrealized appreciation of investments is $8.0 million and the correct decrease in unrealized appreciation related to spin-off investments was $458.3 million. This reclassification had no effect on assets, net asset value per share, or net investment income. Accordingly, the Company has corrected its Consolidated Statements of Operations and Changes in Net Assets for the six months ended September 30, 2015.

Portfolio Investment Classification

We classify our investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Control Investments” are generally defined as investments in which we own more than 25% of the voting securities or have rights to maintain greater than 50% of the board representation; “Affiliated Investments” are generally defined as investments in which we own between 5% and 25% of the voting securities; and “Non-Control/Non-Affiliated Investments” are generally defined as investments that are neither “Control Investments” nor “Affiliated Investments.”

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

Fair Value Measurements We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC Topic 820”).  ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs.  See Note 4 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value.  We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At September 30, 2016 and March 31, 2016, cash balances totaling $55.1 million and $93.7 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the record date. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Any remaining discount/premium is accreted or amortized into income upon prepayment of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis.  As of September 30, 2016, we had one investment on non-accrual status. As of March 31, 2016, we did not have any investments on non-accrual status.

To maintain RIC tax treatment, these non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income.  For the three and six months ended September 30, 2016, approximately 2.1% and 2.0%, respectively, of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three and six months ended September 30, 2015, approximately 1.4% and 1.0%, respectively, of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility (as discussed further in Note 5). These costs have been capitalized and are amortized into interest expense over the term of the credit facility.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740 for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three and six months ended September 30, 2016 and 2015.

Deferred Taxes Deferred tax assets and liabilities are recorded for losses or income at our taxable subsidiaries using statutory tax rates. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. See Note 6 for further discussion.

Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by ASC Topic 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost on a straight-line basis for all share-based payments and awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant. For restricted stock awards, we will amortize this fair value to share-based compensation expense over the vesting term. The unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are participating securities and are included in the basic and diluted earnings per share calculation. At the three and six months ended September 30, 2016, weighted-average basic shares were adjusted for the diluted effect of stock-based awards of 79,157 and 73,060, respectively. At the three and six months ended September 30, 2015, weighted-average basic shares were adjusted for the diluted effect of stock-based awards of 88,332 and 100,040, respectively. For individual cash incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value of our Company. In connection with the spin-off of CSWI, we entered into an Employee Matters Agreement with CSWI. Under this agreement, the value of individual cash incentive awards was determined based upon the net asset value of CSWC as of June 30, 2015.  See Note 9 for further discussion.

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

Recently Issued or Adopted Accounting Standards In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 significantly changes the consolidation analysis required under U.S. GAAP and ends the deferral of the amendments to the VIE guidance in ASU 2009-17 (FAS 166) for investments in certain investment companies. Now all legal entities that are VIEs are evaluated for consolidation under the same criteria. Under this update, limited partnerships (or similar entities) that provide the limited partners with substantive kick-out or participating rights will be considered voting interest entities.  For such entities, the investor that holds the majority of the substantive kick-out or participating rights will consolidate the VIE.  This has the effect of reducing the likelihood that a general partner will consolidate a limited partnership or similar entity. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. In accordance with this new guidance, we did not consolidate I-45 SLF, LLC based on the voting model as we only control 50% of the voting rights of this entity and, accordingly, share power over the entity equally in all respects with our joint venture partner. We adopted this guidance during the quarter ended December 31, 2015.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. It is effective for annual reporting periods beginning after December 15, 2015. Subsequently, in August 2015, the FASB issued ASU 2015-15,  Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 allows debt issuance costs for lines of credit to be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings on the line-of-credit arrangement. We adopted this guidance during the quarter ended September 30, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on CSWC’s consolidated financial statements is not expected to be material.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. CSWC is currently evaluating the impact of the adoption of this new accounting standard will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. CSWC is currently evaluating the impact the adoption of this new accounting standard will have on its financial statements.

3.INVESTMENTS

The following table shows the composition of the investment portfolio, at cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2016 and March 31, 2016:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
September 30, 2016:
1st lien loans[1]	$84.9	41.4%	$86.3	36.2%
2nd lien loans	37.0	18.1	36.5	15.3
Subordinated debt	15.1	7.2	14.8	6.2
Preferred equity, common equity & warrants	19.5	9.5	50.2	21.1
I-45 SLF, LLC[2]	48.8	23.8	50.5	21.2
	$205.3	100.0%	$238.3	100.0%

March 31, 2016:
1st lien loans	$39.3	26.2%	$39.5	22.1%
2nd lien loans	39.0	26.0	38.2	21.4
Subordinated debt	15.1	10.1	15.1	8.5
Preferred equity, common equity & warrants	19.9	13.2	49.3	27.6
I-45 SLF, LLC[2]	36.8	24.5	36.3	20.4
	$150.1	100.0%	$178.4	100.0%

[1]	Included in 1st lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.
[2]

I-45 SLF, LLC is a joint venture between CSWC and Main Street Capital.  This entity primarily invests in syndicated senior secured loans in the upper middle market.  The portfolio companies held by I-45 represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

The following table shows the composition of the investment portfolio by industry, at cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2016 and March 31, 2016:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
September 30, 2016:
I-45 SLF, LLC[1]	$48.8	23.8%	$50.5	21.2%
Distribution	21.1	10.3	21.1	8.9
Media, Marketing, & Entertainment	16.3	7.9	16.6	6.9
Energy Services (Upstream)	13.9	6.8	11.8	5.0
Business Services	12.8	6.2	14.2	6.0
Software & IT Services	12.6	6.1	13.0	5.5
Industrial Products	12.3	6.0	42.0	17.6
Consumer Products & Retail	11.3	5.5	11.4	4.8
Food, Agriculture & Beverage	9.8	4.8	9.8	4.1
Gaming & Leisure	9.7	4.7	9.8	4.1
Healthcare Services	7.7	3.8	8.8	3.7
Telecommunications	6.7	3.3	6.7	2.8
Restaurants	5.0	2.4	5.0	2.1
Healthcare Products	4.9	2.4	5.0	2.1
Consumer Services	4.9	2.4	5.0	2.1
Financial Services	3.6	1.7	3.7	1.5
Paper & Forest Products	2.9	1.4	2.9	1.2
Specialty Chemicals	1.0	0.5	1.0	0.4
	$205.3	100.0%	$238.3	100.0%

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
March 31, 2016:
I-45 SLF, LLC[1]	$36.8	24.5%	$36.3	20.4%
Consumer Products & Retail	16.2	10.8	16.3	9.1
Media, Marketing, & Entertainment	15.4	10.3	15.3	8.6
Energy Services (Upstream)	14.0	9.3	11.1	6.2
Business Services	12.8	8.5	13.7	7.7
Industrial Products	12.3	8.2	38.5	21.5
Financial Services	10.2	6.8	10.3	5.8
Distribution	8.0	5.3	8.0	4.5
Healthcare Services	7.8	5.2	7.8	4.4
Software & IT Services	5.4	3.6	6.5	3.7
Healthcare Products	5.3	3.5	8.6	4.8
Consumer Services	4.9	3.3	5.0	2.8
Specialty Chemicals	1.0	0.7	1.0	0.5
	$150.1	100.0%	$178.4	100.0%

[1]

I-45 SLF, LLC is a joint venture between CSWC and Main Street Capital.  This entity primarily invests in syndicated senior secured loans in the upper middle market.  The portfolio companies held by I-45 represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at cost and fair value (with corresponding percentage of total portfolio investments), as of September 30, 2016 and March 31, 2016:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
September 30, 2016:
Southwest	$49.9	24.3%	$79.6	33.4%
I-45 SLF, LLC[1]	48.8	23.8	50.5	21.2
West	37.4	18.2	38.2	16.0
Midwest	30.5	14.9	31.6	13.3
South	28.9	14.0	28.6	12.0
Northeast	9.8	4.8	9.8	4.1
	$205.3	100.0%	$238.3	100.0%

March 31, 2016:
Southwest	$55.8	37.2%	$80.8	45.3%
I-45 SLF, LLC[1]	36.8	24.5	36.3	20.4
West	24.0	16.0	24.4	13.7
Midwest	20.4	13.6	20.6	11.4
South	8.3	5.5	11.5	6.5
Northeast	4.8	3.2	4.8	2.7
	$150.1	100.0%	$178.4	100.0%

[1]

I-45 SLF, LLC is a joint venture between CSWC and Main Street Capital.  This entity primarily invests in syndicated senior secured loans in the upper middle market.  The portfolio companies held by I-45 represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

4.FAIR VALUE MEASUREMENTS

Investment Valuation Process

The valuation process is led by the finance department in conjunction with the investment team.  The process includes a monthly review of each investment by our executive officers and investment teams.  Valuations of each portfolio security are prepared quarterly by the finance department using updated financial and other operational information collected by the investment teams.  Each investment valuation is then subject to review by the executive officers and investment teams.  In conjunction with the internal valuation process, we have also engaged multiple independent consulting firms specializing in financial due diligence, valuation, and business advisory services to provide third-party valuation reviews of certain investments. The third-party valuation firms provide a range of values for selected investments, which is presented to CSWC’s executive officers and Board of Directors.

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

As of September 30, 2016 and March 31, 2016, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

Investment Valuation Inputs

ASC Topic 820 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date excluding transaction costs.  Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset.  The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset.  In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to the market as of the measurement date.

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

Income Approach

In valuing debt securities, CSWC typically uses an Income Approach model, which considers some or all of the factors listed above. Under the Income Approach, CSWC develops an expectation of the yield that a hypothetical market participant would require when purchasing each debt investment (the “Required Market Yield”).  The Required Market Yield is calculated in a two-step process. First, using quarterly market data from our third-party valuation provider we estimate the current market yield of similar debt securities. Next, based on the factors described above, we modify the current market yield for each security to produce a unique Required Market Yield for each of our investments.  The resulting Required Market Yield is the significant Level 3 input to the Income Approach model. If, with respect to an investment, the unobservable inputs have not fluctuated significantly from the date the investment was made or have not fluctuated significantly from CSWC’s expectations on the date the investment was made, and there have been no significant fluctuations in the market pricing for such investments, we may conclude that the Required Market Yield for that investment is equal to the stated rate on the investment. In instances where CSWC determines that the Required Market

Yield is different from the stated rate on the investment, we discount the contractual cash flows on the debt instrument using the Required Market Yield in order to estimate the fair value of the debt security.

In addition, under the Income Approach, CSWC also determines the appropriateness of the use of third-party broker quotes, if any, as a significant Level 3 input in determining fair value. In determining the appropriateness of the use of third-party broker quotes, CSWC evaluates the level of actual transactions used by the broker to develop the quote, whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes, the source of the broker quotes, and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. To the extent sufficient observable inputs are available to determine fair value, CSWC may use third-party broker quotes or other independent pricing to determine the fair value of certain debt investments.

Fair value measurements using the Income Approach model can be sensitive to significant changes in one or more of the inputs. A significant increase (decrease) in the Required Market Yield for a particular debt security may result in a lower (higher) fair value for that security. A significant increase (decrease) in a third-party broker quote for a particular debt security may result in a higher (lower) value for that security.

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

To estimate the enterprise value of the portfolio company, CSWC uses a weighted valuation model based on public comparable companies, observable transactions and discounted cash flow analyses.  A main input into the valuation model is a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) or revenues. In addition, we consider other factors, including but not limited to (1) offers from third parties to purchase the portfolio company, and (2) the implied value of recent investments in the equity securities of the portfolio company.  For certain non-performing assets, we may utilize the liquidation or collateral value of the portfolio company's assets in our estimation of its enterprise value.

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

The table below presents the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at September 30, 2016 and March 31, 2016.  The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	9/30/2016	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$50.2	EBITDA Multiple	4.10x - 7.60x	6.80x
			Revenue Multiple	2.30x	2.30x
			Discount Rate	14.6% - 27.2%	15.4%
Debt Investments	Income Approach	134.7	Discount Rate	7.75% - 15.5%	10.7%
			Third Party Broker Quote	90.75 - 101.75
	Market Approach	2.9	Cost
		137.6
Total Level 3 Investments		$187.8

		Fair Value at	Significant
	Valuation	3/31/2016	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$49.3	EBITDA Multiple	3.5x - 7.60x	6.78x
			Revenue Multiple	3.70x	3.70x
			Discount Rate	12.9% - 18.62%	14.0%
Debt Investments	Income Approach	68.6	Discount Rate	6.00% - 11.5%	9.7%
			Third Party Broker Quote	86.00 - 99.88
	Market Approach	24.2	Cost
		92.8
Total Level 3 Investments		$142.1

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2016 and March 31, 2016 (in millions):

		Fair Value Measurements
		at September 30, 2016 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
1st lien loans	$86.3	$ −	$ −	$86.3
2nd lien loans	36.5	−	−	36.5
Subordinated debt	14.8	−	−	14.8
Preferred equity, common equity & warrants	50.2	−	−	50.2
Investments measured at net asset value[1]	50.5	−	−	−
Total Investments	$238.3	$ −	$ −	$187.8

	Fair Value Measurements
	at March 31, 2016 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
1st lien loans	$39.5	$ −	$ −	$39.5
2nd lien loans	38.2	−	−	38.2
Subordinated debt	15.1	−	−	15.1
Preferred equity, common equity & warrants	49.3	−	−	49.3
Investments measured at net asset value[1]	36.3	−	−	−
Total Investments	$178.4	$ −	$ −	$142.1

[1]

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities.

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three and six months ended September 30, 2016, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2016 and 2015 (in millions):

		Realized &
	Fair Value	Unrealized	Purchases of				Fair Value at
	3/31/2016	Gains (Losses)	Investments[1]	Repayments	Divestitures		9/30/2016
1st lien loans	$39.5	$1.2	$52.7	$(7.1)	$	−	$86.3
2nd lien loans	38.2	0.4	3.0	(5.1)		−	36.5
Subordinated debt	15.1	(0.2)	−	(0.1)		−	14.8
Preferred equity, common equity & warrants	49.3	1.3	−	−		(0.4)	50.2
Total Investments	$142.1	$2.7	$55.7	$(12.3)		$(0.4)	$187.8

		Realized &	Unrealized
	Fair Value	Unrealized	Depreciation due to	Purchases of					Fair Value at
	3/31/2015	Gains (Losses)	Spin-off of CSWI	Investments[1]	Repayments		Divestitures		9/30/2015
1st lien loans	$ −	$ −	$ −	$5.4	$	−	$ −		$5.4
2nd lien loans	6.9	−	−	20.8		−	−		27.7
Subordinated debt	2.9	−	−	8.0		−	−		10.9
Preferred equity, common equity & warrants	517.3	6.9	(458.3)	−		−	(16.6)	[2]	49.3
Total Investments	$527.1	$6.9	$(458.3)	$34.2	$	−	$(16.6)		$93.3

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.
[2]	Includes the cost basis of The Rectorseal Corporation, Whitmore Manufacturing Company, Balco, Inc. and CapStar Holdings Company, which were spun off to CSW Industrials, Inc. at September 30, 2015.

The total unrealized gains included in earnings that related to assets still held at the report date for the six months ended September 30, 2016 and 2015 were $5,769,708 and $6,408,000, respectively.

5.CREDIT FACILITY

During the quarter ended September 30, 2016,  CSWC entered into a credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $100.0 million from a diversified group of five lenders and is scheduled to mature August 30, 2020. The Credit Facility also contains an accordion feature that allows CSWC to increase the total commitments under the facility up to $150.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest on a per annum basis at a rate equal to the applicable LIBOR rate (0.85% as of September 30, 2016) plus 3.25% with no LIBOR floor. For the first six months following the close of the Credit Facility, CSWC pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Subsequent to that period, the unused commitment fee is 0.50% to 1.50% based on utilization. The Credit Facility is secured by a first lien on the assets of CSWC and its subsidiaries.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining  a minimum consolidated net worth, (4) maintaining a regulatory asset coverage of not less than 200%, and (5) maintaining a consolidated interest coverage ratio of at least 2.5 to 1.0.

The Credit Facility also contains customer events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions. If the Company defaults on its obligations under the Credit Facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests.

As of September 30, 2016, all of the Company’s assets were pledged as collateral for the Credit Facility.

At September 30, 2016, CSWC had no borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $0.1 million for the three and six months ended September 30, 2016. As of September 30, 2016, CSWC was in compliance with all financial covenants under the Credit Facility.

6.INCOME TAXES

We have elected to be treated as a RIC under Subchapter M of the IRC and have a tax year end of December 31.  In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable income, as defined by the IRC, to our shareholders in a timely manner. Investment company income generally includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that is distributed to its shareholders, including “deemed distributions” discussed below. As part of maintaining RIC status, undistributed taxable income, which is subject to a 4% non-deductible U.S. federal excise tax, pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (1) the filing of the U.S federal income tax return for the applicable fiscal year or (2) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the current tax year, we have declared ordinary dividends of $3,289,591. These dividends were paid on April 1, 2016, July 1, 2016, and October 1, 2016. For the tax year ended December 31, 2015, we did not pay any ordinary dividends.

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

For the quarter ended September 30, 2016, CSWC qualified to be taxed as a RIC.  We intend to meet the applicable qualifications to be taxed as a RIC in future periods.  However, the company’s ability to meet certain portfolio diversification requirements for RICs in future years may not be controllable by the company.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate.  For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual cash incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the qualified defined pension plan, Restoration Plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from the management company’s operations. As of September 30, 2016, CSMC had a deferred tax asset of approximately $3.1 million, our valuation allowance was $1.2 million and our net deferred tax asset was $1.9 million. We believe that it is more likely than not that we will be able to utilize $1.9 million of our deferred tax assets as of September 30, 2016. We will continue to assess our ability to realize our existing deferred tax assets. As of March 31, 2016, CSMC had a deferred tax asset of $2.3 million.

In addition, we have a wholly-owned taxable subsidiary, or the Taxable Subsidiary, which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of our gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that our income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. The income tax expense, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations.

The income tax expense, or benefit, and the related tax assets and liabilities, generated by the Taxable Subsidiary and CSMC, if any, are reflected in CSWC’s consolidated financial statements. For the three and six months ended September 30, 2016, we recognized a net income tax provision of $0.4 and $1.0 million, respectively, principally consisting of a deferred tax provision, which is primarily the result of the net activity relating to the portfolio investment held in the Taxable Subsidiary, an accrual for excise tax on our estimated undistributed taxable income, and a provision for current U.S. federal income taxes.

7.ACCUMULATED Net Realized Gains on Investments

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

We incur federal taxes on behalf of our shareholders as a result of our election to retain long-term capital gains. We had $5,224,270 and $1,498,184 of U.S. GAAP accumulated long term capital gains as of September 30, 2016 and March 31, 2016, respectively.  In accordance with the RIC rules, we elected to retain our long-term capital gains for the tax year ended December 31, 2015, incur the applicable taxes of $2,947,944 and designate the after-tax gain as “deemed distributions” to the shareholders.  “Deemed distributions” are reclassified from accumulated net realized gains into additional capital at the end of December.

8.SPIN-OFF COMPENSATION PLAN

On August 28, 2014, our Board of Directors adopted a compensation plan consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to certain officers of the Company at the time. The plan was intended to align the compensation of the Company’s key officers with the Company’s strategic objective of increasing the market value of the Company’s shares through a transformative transaction for the benefit of the Company’s shareholders. Under the plan, Joseph B. Armes, former CEO of the Company, Kelly Tacke, former CFO of the Company, and Bowen S. Diehl, former CIO and current CEO of the company, were eligible to receive an amount equal to six percent of the aggregate appreciation in the Company’s share price from August 28, 2014 (using a base price of $36.16 per share) to 90 days after the completion of a transformative transaction (the “Trigger Event Date”). The first plan component consisted of nonqualified options awarded to purchase 259,000 shares of common stock at an exercise price of $36.60 per share. The second plan component consisted of awards of 127,000 shares of restricted stock, which have voting rights but do not have cash dividend rights. See Employee stock based compensation plans under footnote 9 for further discussion on the first two components of the Executive Compensation Plan. The final plan component consisted of cash incentive payments awarded to each participant in an amount equal to the excess of each awardee’s allocable portion of the total payment amount over the aggregate value as of the Trigger Event Date of the awardee’s restricted common stock and nonqualified option awards under the plan.

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

During the three and six months ended September 30, 2016, we recognized the cash component of spin-off compensation expense of $172,421 and $344,842, respectively, which represented the cash component of spin-off compensation for our current employee. During the three and six months ended September 30, 2016, we also recorded $172,423 and $1,521,408, respectively, directly to additional capital for the cash component of the spin-off compensation related to the two employees who transferred to CSWI, of which $1.3 million was paid to Kelly Tacke upon her separation from CSWI.

9.Employee Stock based Compensation plans

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

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously granted under our 1999 Plan and outstanding on July 20, 1999 continue in effect and are governed by the provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at market price on the date of grant, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. At September 30, 2016, there are no options to acquire shares of common stock outstanding under the 1999 Plan.

At September 30, 2015, in connection with the spin-off of CSWI, we entered into an Employee Matters Agreement with CSWI, which provided that each CSWC option that was outstanding immediately prior to September 30, 2015, would be converted into both a Post-Separation CSWC Option and a CSWI Option and would be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the September 30, 2015. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of CSWC subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all CSWC employees. We compared the fair market value of our stock options on the day of the spin-off with the combined fair value of our stock options and CSWI stock options the day after the completion of the spin-off transaction. The distribution-related adjustments did not have an impact on compensation expense for the three and six months ended September 30, 2016.

At September 30, 2016, there are options to acquire 337,616 shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Stock Incentive Plan or request shareholders’ approval of additional stock options to be added under the 2009 Stock Incentive Plan.

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of September 30, 2016, including adjustments in connection with the spin-off of CSWI:

			Weighted
			Average
			Exercise
	Number of Shares		Price
2009 Plan
Balance at March 31, 2015	372,000		35.24
Granted	–		–
Exercised	(8,000)		23.37
Canceled/Forfeited	–		–
Spin-off adjustments	(1,487)	*	NA
Balance at March 31, 2016	362,513		11.21*
Granted	–		–
Exercised	–		–
Canceled/Forfeited	(24,897)		10.56
Balance at September 30, 2016	337,616		$11.26

1999 Plan
Balance at March 31, 2015	16,000		23.37
Granted	–		–
Exercised	(15,974)		17.38
Canceled/Forfeited	–		–
Spin-off adjustments	(26)	*	NA
Balance at March 31, 2016	−		–
Granted	–		–
Exercised	–		–
Canceled/Forfeited	–		–
Balance at September 30, 2016	−		$–
Combined Balance at September 30, 2016	337,616		$11.26*

		Aggregate
	Weighted Average	Intrinsic
September 30, 2016	Remaining Contractual Term	Value
Outstanding	7.3 years	$1,161,467
Exercisable	7.0 years	$695,395

*

Certain adjustments were made to the exercise price and number of shares of Capital Southwest awards using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution with the intention of preserving the economic value of the awards immediately prior to the distribution for all Capital Southwest employees.

We recognize compensation cost using the straight-line method for all share-based payments.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for the three months ended September 30, 2016 and 2015, we recognized stock option compensation expense of $48,021 and $138,356, respectively, related to the stock options held by our employees and officers. For the six months ended September 30, 2016 and 2015, we recognized stock option compensation expense of $101,907 and $295,854, respectively, related to the stock options held by our employees and officers.

As of September 30, 2016, the total remaining unrecognized compensation cost related to non-vested stock options was $289,383, which will be amortized over the weighted-average vesting period of approximately 1.5 years. During the quarter ended June 30, 2016, we recognized stock-based compensation expense for awards that are held by our employees.

At September 30, 2016, the range of exercise prices was $7.55 to $11.66 and the weighted-average remaining contractual life of outstanding options was 7.3 years. The total number of shares of common stock exercisable under both the 2009 Plan and the 1999 Plan at September 30, 2016 was 193,097 shares with a weighted-average exercise price of

$11.10. During the quarter ended September 30, 2016, 5,975 options became exercisable and no options were exercised. During the quarter ended September 30, 2015, no options were exercised.

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

The following table summarizes the restricted stock available for issuance for the six months ended September 30, 2016:

Restricted stock available for issuance as of March 31, 2016	344,540
Additional restricted stock approved under the plan	−
Restricted stock granted during the six months ended September 30, 2016	(8,500)
Restricted stock forfeited during the six months ended September 30, 2016	7,880
Restricted stock available for issuance as of September 30, 2016	343,920

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

For the three months ended September 30, 2016 and 2015, we recognized total share based compensation expense of $206,611 and $231,621, respectively, related to the restricted stock issued to our employees and officers. For the six months ended September 30, 2016 and 2015, we recognized total share based compensation expense of $392,158 and $432,655, respectively, related to the restricted stock issued to our employees and officers.

As of September 30, 2016, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $2,015,696, which will be amortized over the weighted-average vesting period of approximately 2.8 years. Subsequent to the spin-off of CSWI, the compensation expense related to non-vested awards held by employees who are now employed by CSWI is recorded by CSWI.

The following table summarizes the restricted stock outstanding as of September 30, 2016:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2016	233,207	$15.79	3.0
Granted	8,500	13.94	3.6
Vested	(29,667)	15.90	−
Forfeited	(7,880)	22.44	−
Unvested at September 30, 2016	204,160	$15.52	2.8

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

There are currently 62,000 individual cash incentive awards outstanding as of September 30, 2016 and the estimated liability for individual cash incentive awards was $587,520 at September 30, 2016. As of September 30, 2016, there is no remaining unrecognized compensation expense related to individual cash incentive awards.

There were no individual cash incentive awards vested or granted during the six months ended September 30, 2016.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Vesting Term
Individual Cash Incentive Awards	Shares	Price Per Share	(in Years)
Unvested at March 31, 2016	74,000	$45.60	2.3
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	(12,000)	50.25	−
Unvested at September 30, 2016	62,000	$44.70	1.7

10.OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015.  All full-time employees are eligible to participate in the 401K Plan.  The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility.  During the quarter ended September 30, 2016, we made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately.  During the six months ended September 30, 2016, we made matching contributions of approximately $68,000.

11.Commitments AND CONTINGENCIES

On September 9, 2015, we entered into an agreement to co-manage I-45 SLF LLC (the “Joint Venture” or “I-45 SLF”) with Main Street Capital Corporation (“Main Street”).  Both companies have equal voting rights on the Joint Venture’s Board of Managers.  We have committed to provide $68,000,000 of equity to the Joint Venture, with Main Street providing $17,000,000.  The Joint Venture invests primarily in syndicated senior secured loans in the upper middle market. To date we have contributed $48,800,000 and currently have commitments outstanding of $19,200,000 as of September 30, 2016.

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise.  Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies.  We have no currently pending material legal proceedings to which we are party or to which any of our assets is subject.

12.RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During the six months ended September 30, 2016 and 2015, we received management and other fees from certain of our portfolio companies totaling $0.2 million and $0.3 million, respectively, which were recognized as fees and other income on the Consolidated Statements of Operations.

13.SUBSEQUENT EVENTS

In October 2016, we received a  full prepayment on our investment in Vivid Seats in the amount of $6.9 million. Additionally, we originated one new 1st lien senior secured debt investment in Lighting Retrofit International in the amount of $8.0 million.

14.SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and six months ended September 30, 2016 and 2015 (share amounts presented in thousands).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Per Share Data:	2016	2015	2016	2015
Investment income	$0.30	$0.07	$0.56	$0.13
Operating expenses	(0.18)	(0.66)	(0.39)	(0.90)
Income taxes	(0.03)	(0.01)	(0.06)	(0.01)
Net investment income (loss)	0.09	(0.60)	0.11	(0.78)
Distributions from undistributed net investment income	(0.11)	–	(0.17)	(0.10)
Net realized gain (loss)	0.22	(0.22)	0.24	(0.17)
Net increase (decrease) in unrealized appreciation of investments	0.13	0.25	0.27	0.51
Spin-off Compensation Plan distribution	0.01	(1.69)	(0.08)	(1.69)
Decrease in unrealized appreciation due to distributions to CSWI	—	(29.41)	—	(29.41)
Exercise of employee stock options[1]	—	—	—	(0.03)
Share based compensation expense	0.01	0.02	0.03	0.05
Increase (decrease) in net asset value	0.35	(31.65)	0.40	(31.62)
Net asset value
Beginning of period	17.39	49.33	17.34	49.30
End of period	$17.74	$17.68	$17.74	$17.68

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[2]	1.08%	1.62%	2.26%	2.21%
Ratio of net investment income to average net assets[2]	0.50%	(1.47)%	0.63%	(1.91)%
Total investment return[2,3]	8.34%	(4.87)%	7.23%	(3.66)%
Total return based on change in NAV[2,4]	2.65%	(1.80)%	3.29%	(1.54)%

Weighted-average fully diluted shares outstanding	15,806	15,672	15,802	15,678
Common shares outstanding at end of period	15,726	15,583	15,726	15,583

[1]	Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.
[2]	Not annualized.
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

15.SIGNIFICANT SUBSIDIARIES

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

At September 30, 2016, the value of Media Recovery, Inc. represented 11.6% of our total assets. Below is certain selected key financial data from its Balance Sheet at September 30, 2016 and three and six months ended September 30, 2016 and 2015.

	September 30, 2016	March 31, 2016
Current Assets	$11,190,714	$11,242,247
Non-Current Assets	23,523,207	23,643,815
Current Liabilities	1,810,109	1,996,523
Non-Current Liabilities	$2,298,682	$2,239,678

	Three months ended		Six months ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
Revenue	$4,591,136	$4,861,437	9,825,344	$10,166,482
Income (loss) from continuing operations	464,148	(256,834)	1,273,069	(494,620)
Net income	464,148	(376,144)	1,273,069	(613,930)

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street to form I-45 SLF LLC. I-45 SLF began investing in syndicated senior secured loans in the upper middle market during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF totaled $85 million, consisting of $68 million from us and $17 million from Main Street.  Approximately $61.0 million was funded as of September 30, 2016, relating to these commitments, of which $48.8 million was from CSWC. We own 80.0% of I-45 SLF and have a profits interest of 75.6%, while Main Street owns 20.0% and has a profits interest of 24.4%.  I-45 SLF's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street.

As of September 30, 2016, I-45 SLF had total assets of $177.5 million. I-45 SLF currently has approximately $172.5 million of credit investments at fair value as of September 30, 2016. The portfolio companies in I-45 SLF are in industries similar to those in which we may invest directly. As of September 30, 2016, approximately $24.4 million were unsettled trades. During the three months ended September 30, 2016, I-45 SLF declared a total dividend of $1.7 million of which $1.3 million was paid out to CSWC in October.

Additionally, I-45 SLF closed on a $75.0 million 5-year senior secured credit facility with Deutsche Bank AG (“Deutsche Bank facility”). This facility includes an accordion feature which will allow I-45 to achieve leverage of up to 2x debt-to-equity.  Borrowings under the facility are secured by all of the assets of I-45 SLF and bear interest at a rate equal to plus 2.5% per annum. During the six months ended September 30, 2016, I-45 increased debt commitments outstanding by an additional $70.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $145.0 million. Under the Deutsche Bank facility, $88.0 million has been drawn as of June 30, 2016.

Below is a summary of I-45 SLF’s portfolio, followed by a listing of the individual loans in I-45 SLF’s portfolio as of September 30, 2016 and March 31, 2016:

I-45 SLF LLC Loan Portfolio as of September 30, 2016

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1,3]	Principal	Cost	Fair Value[2]
Ahead, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	$4,812,500	$4,693,804	$4,776,406
American Scaffold Holdings	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,962,500	2,918,063	2,947,688
American Teleconferencing	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	5,861,996	5,331,020	5,722,774
Array Technologies	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	4,875,000	4,777,500	4,777,500
ATX Networks Corp.	Technology products & components	First Lien	6/12/2021	L+6.00% (Floor 1.00%)	4,949,875	4,896,778	4,850,877
Autoparts Holdings	Automotive	First Lien	7/29/2017	L+5.50% (Floor 1.50%)	5,000,000	4,619,565	4,827,675
Beaver-Visitec International	Healthcare products	First Lien	8/21/2023	L+5.00% (Floor 1.00%)	5,000,000	4,950,159	4,987,500
California Pizza Kitchen	Food, agriculture & beverage	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	5,000,000	4,950,000	4,985,425
Compuware Corporation	Software & IT services	First Lien	12/15/2019	L+5.25% (Floor 1.00%)	2,844,156	2,755,947	2,854,821
CRGT	Aerospace & defense	First Lien	12/19/2020	L+6.50% (Floor 1.00%)	3,551,414	3,547,561	3,560,293
Digital River	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	7,015,452	6,984,730	7,002,298
Hunter Defense Technologies	Aerospace & defense	First Lien	8/5/2019	L+6.00% (Floor 1.00%)	2,822,368	2,813,839	2,469,572
ICSH, Inc.	Containers & packaging	First Lien	12/31/2018	L+5.75% (Floor 1.00%)	6,949,310	6,913,090	6,914,563
iEnergizer	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	5,587,642	5,118,395	5,364,136
IG Investments Holdings	Business services	First Lien	10/31/2021	L+5.00% (Floor 1.00%)	2,493,523	2,481,116	2,505,991
Imagine! Print Solutions	Media, marketing & entertainment	First Lien	3/30/2022	L+6.00% (Floor 1.00%)	3,583,496	3,540,658	3,628,290
InfoGroup Inc.	Software & IT services	First Lien	5/28/2018	L+5.50% (Floor 1.50%)	5,945,005	5,779,122	5,874,408
Integro Parent Inc.	Business services	First Lien	11/2/2022	L+5.75% (Floor 1.00%)	4,963,924	4,802,574	4,889,465
iPayment, Inc.	Financial services	First Lien	5/8/2017	L+5.25% (Floor 1.50%)	5,000,000	4,947,733	4,750,000
Jet Support Services, Inc.	Aerospace & defense	First Lien	8/31/2021	L+6.50% (Floor 1.00%)	4,750,000	4,656,007	4,726,250

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1,3]	Principal	Cost	Fair Value [2]
Kendra Scott	Consumer products & retail	First Lien	7/17/2020	L+6.00% (Floor 1.00%)	4,774,051	4,767,470	4,750,180
LTI Holdings, Inc.	Industrial products	First Lien	4/17/2022	L+4.25% (Floor 1.00%)	1,984,925	1,770,664	1,925,377
Mood Media Corporation	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.00%)	4,526,502	4,431,364	4,309,365
MWI Holdings	Industrial products	First Lien	6/29/2020	L+5.50% (Floor 1.00%)	4,987,500	4,937,625	4,987,500
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	6/4/2020	L+6.25% (Floor 1.00%)	5,934,647	5,916,397	5,897,556
Northstar Travel	Media, marketing & entertainment	First Lien	6/7/2022	L+6.25% (Floor 1.00%)	4,196,875	4,133,922	4,175,891
PetValu	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	5,000,000	4,950,000	5,012,500
Polycom	Telecommunications	First Lien	9/27/2023	L+6.50% (Floor 1.00%)	7,000,000	6,746,250	6,772,500
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	4,649,519	4,644,882	4,658,237
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	394,192	402,975
Redbox Automated Retail	Gaming & leisure	First Lien	9/27/2021	L+7.50% (Floor 1.00%)	7,000,000	6,790,000	6,860,000
Sage Automotive	Automotive	Second Lien	10/8/2021	L+8.00% (Floor 1.00%)	1,936,000	1,912,405	1,916,640
SRP Companies	Consumer services	First Lien	9/8/2023	L+6.50% (Floor 1.00%)	6,000,000	5,940,000	5,940,000
Stardust Finance Holdings, Inc.	Buildings & infrastructure products	First Lien	3/13/2022	L+5.50% (Floor 1.00%)	5,961,354	5,900,008	5,942,724
TaxACT	Financial services	First Lien	12/31/2022	L+6.00% (Floor 1.00%)	3,687,500	3,588,226	3,754,336
US Joiner (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	4,811,080	4,747,425	4,787,025
Vivid Seats	Media, marketing & entertainment	First Lien	3/1/2022	L+6.00% (Floor 1.00%)	4,937,500	4,624,490	4,956,016
Water Pik, Inc.	Consumer products & retail	First Lien	7/8/2020	L+4.75% (Floor 1.00%)	1,173,221	1,170,851	1,176,887
		Second Lien	1/8/2021	L+8.75% (Floor 1.00%)	1,877,193	1,838,251	1,877,193

Total Investments						$170,682,083	$172,518,834

[1]	Represents the interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.

[2]

Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of the Joint Venture. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

[3]

The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2016.  Certain investments are subject to a LIBOR or Prime interest rate floor.

I-45 SLF LLC Loan Portfolio as of March 31, 2016

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1,3]	Principal	Cost	Fair Value[2]
Ahead, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	$4,937,500	$4,800,794	$4,814,063
ATX Networks Corp.	Technology products & components	First Lien	6/12/2021	L+6.00% (Floor 1.00%)	4,974,937	4,915,874	4,925,188
BDF Acquisition Corp.	Consumer products & retail	Second Lien	2/12/2022	L+8.00% (Floor 1.00%)	3,000,000	2,859,650	2,895,000
Compuware Corporation	Software & IT services	First Lien	12/15/2019	L+5.25% (Floor 1.00%)	2,922,078	2,854,681	2,829,857
CRGT	Aerospace & defense	First Lien	12/19/2020	L+6.50% (Floor 1.00%)	3,923,567	3,918,804	3,913,758
Digital River	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	5,415,452	5,383,375	5,408,683
Hunter Defense Technologies	Aerospace & Defense	First Lien	8/5/2019	L+5.50% (Floor 1.00%)	2,960,526	2,950,002	2,442,434
ICSH, Inc.	Containers & packaging	First Lien	12/31/2018	L+5.75% (Floor 1.00%)	4,974,243	4,953,875	4,941,503
Imagine! Print Solutions	Media, marketing & entertainment	First Lien	3/30/2022	L+6.00% (Floor 1.00%)	3,000,000	2,947,500	3,011,250
Integro Parent Inc.	Business services	First Lien	11/2/2022	L+5.75% (Floor 1.00%)	4,988,287	4,821,625	4,813,697
iPayment, Inc.	Financial services	First Lien	5/8/2017	L+5.25% (Floor 1.00%)	5,000,000	4,904,057	4,778,150
Jet Support Services, Inc.	Aerospace & defense	First Lien	8/31/2021	L+6.50% (Floor 1.00%)	4,875,000	4,768,698	4,631,250
Kendra Scott	Consumer products & retail	First Lien	7/17/2020	L+6.00% (Floor 1.00%)	4,899,684	4,892,037	4,887,434
LTI Holdings, Inc.	Industrial products	First Lien	4/17/2022	L+4.25% (Floor 1.00%)	1,994,975	1,760,565	1,890,239
MediMedia USA	Healthcare services	First Lien	11/20/2018	L+6.75% (Floor 1.25%)	5,000,000	4,876,157	4,887,500
Milk Specialties	Food, agriculture & beverage	First Lien	11/9/2018	L+7.00% (Floor 1.25%)	3,686,288	3,681,983	3,693,200
Mood Media Corporation	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.00%)	4,549,714	4,435,393	4,260,375
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	6/4/2020	L+6.25% (Floor 1.00%)	4,962,311	4,951,057	4,853,785
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	4,824,760	4,819,070	4,812,698
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	392,850	400,950
Stardust Finance Holdings, Inc.	Buildings & infrastructure products	First Lien	3/13/2022	L+5.50% (Floor 1.00%)	4,974,874	4,928,459	4,937,563

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1,3]	Principal	Cost	Fair Value [2]
TaxACT	Financial services	First Lien	12/31/2022	L+6.00% (Floor 1.00%)	4,500,000	4,369,102	4,432,500
US Joiner (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	2,992,366	2,940,000	2,947,481
Vivid Seats	Media, marketing & entertainment	First Lien	3/1/2022	L+6.00% (Floor 1.00%)	5,000,000	4,653,688	4,737,500
Water Pik, Inc.	Consumer products & retail	First Lien	7/8/2020	L+4.75% (Floor 1.00%)	1,191,287	1,188,560	1,179,868
		Second Lien	1/8/2021	L+8.75% (Floor 1.00%)	1,912,281	1,867,957	1,888,377

Total Investments						$99,835,813	$99,214,303

[1]	Represents the interest rate as of March 31, 2016. All interest rates are payable in cash, unless otherwise noted.
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

Below is certain summarized financial information for I-45 SLF, LLC as of September 30, 2016 and for the three and six months ended September 30, 2016 (amounts in thousands):

	September 30, 2016	March 31, 2016
Selected Balance Sheet Information:
Investments, at fair value (cost $170,682 and $99,836)	$172,519	$99,214
Cash and cash equivalents	2,722	2,181
Deferred financing costs	1,743	1,060
Interest receivable	541	436
Total assets	$177,525	$102,891

Senior credit facility payable	$88,000	$48,000
Payable for unsettled transactions	24,403	8,040
Other liabilities	1,859	1,494
Total liabilities	$114,262	$57,534
Members’ equity	63,263	45,357
Total liabilities and net assets	$177,525	$102,891

	Three months ended	Six Months Ended
	September 30, 2016	September 30, 2016
Selected Statement of Operations Information:
Total revenues	$2,776	$4,933
Total expenses	(967)	(1,720)
Net investment income	1,809	3,213
Net unrealized appreciation	1,589	2,397
Net realized gains	172	360
Net increase in members’ equity resulting from operations	$3,570	$5,970

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” “might,” “could,” “continue” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the year ended March 31, 2016 and in this Form 10-Q.  The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made.  You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the year ended March 31, 2016.  We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

PORTFOLIO COMPOSITION

The total value of our investment portfolio was $238.3 million as of September 30, 2016, as compared to $178.4 million as of March 31, 2016. As of September 30, 2016, we had investments in 27 portfolio companies with an aggregate cost of $205.3 million. As of March 31, 2016, we had investments in 23 portfolio companies with an aggregate cost of $150.1 million.

As of September 30, 2016 and March 31, 2016, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
September 30, 2016:
1st lien loans[1]	$84.9	41.4%	$86.3	36.2%
2nd lien loans	37.0	18.1	36.5	15.3
Subordinated debt	15.1	7.2	14.8	6.2
Preferred equity, common equity & warrants	19.5	9.5	50.2	21.1
I-45 SLF, LLC	48.8	23.8	50.5	21.2
	$205.3	100.0%	$238.3	100.0%

March 31, 2016:
1st lien loans	$39.3	26.2%	$39.5	22.1%
2nd lien loans	39.0	26.0	38.2	21.4
Subordinated debt	15.1	10.1	15.1	8.5
Preferred equity, common equity & warrants	19.9	13.2	49.3	27.6
I-45 SLF, LLC	36.8	24.5	36.3	20.4
	$150.1	100.0%	$178.4	100.0%

[1]	Included in 1st lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of September 30, 2016 and March 31, 2016:

	As of September 30, 2016
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$15,478	11.2%
2	119,643	87.0
3	-	-
4	2,465	1.8
Total	$137,586	100.0%

	As of March 31, 2016
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$4,626	5.0%
2	88,205	95.0
3	-	-
4	-	-
Total	$92,831	100.0%

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

As of September 30, 2016, we had one debt investment on non-accrual status, which comprised approximately 1.8% of our debt portfolio’s fair value and approximately 1.9% of its cost. As of March 31, 2016, we did not have any investments on non-accrual status.

Investment Activity

During the six months ended September 30, 2016, we made debt investments in seven new portfolio companies totaling $48.9 million, follow-on debt investments in three portfolio companies totaling $6.4 million, and an equity investment in one existing portfolio company totaling $12.0 million. We received contractual principal repayments totaling approximately $1.2 million and prepayments of approximately $11.0 million. We received proceeds related to the sales of certain equity securities totaling $4.4 million and recognized realized gains on such sales totaling $4.0 million.

During the six months ended September 30, 2015, we made debt investments in eight new portfolio companies totaling $34.1 million. We received proceeds related to the sales of certain equity securities and partnership interests totaling $16.4 million and recognized net realized losses on such sales totaling $2.6 million.

Total portfolio investment activity for the six months ended September 30, 2016 and 2015 was as follows:

				Preferred &
	1st Lien	2nd Lien	Subordinated	Common	Partnership	I-45 SLF,
Six months ended September 30, 2016	Loans	Loans	Debt	Equity	Interest	LLC	Total
Fair value, beginning of period	$39,491	$38,227	$15,114	$49,267	$-	$36,337	$178,436
New investments	52,580	2,940	-	-	-	12,000	67,520
Proceeds from sales of investments	-	-	-	(4,442)	-	-	(4,442)
Principal repayments received	(7,098)	(5,088)	(79)	-	-	-	(12,265)
Accretion of loan discounts	114	45	17	-	-	-	176
Realized gain (loss)	28	193	-	3,998	-	-	4,219
Unrealized gain (loss)	1,160	146	(203)	1,388	-	2,184	4,675
Fair value, end of period	$86,275	$36,463	$14,849	$50,211	$-	$50,521	$238,319
Weighted average yield on debt investments at end of period							10.00%
Weighted average yield on total investments at end of period							9.13%

				Preferred &
	1st Lien	2nd Lien	Subordinated	Common	Partnership	I-45 SLF,
Six months ended September 30, 2015	Loans	Loans	Debt	Equity	Interest	LLC	Total
Fair value, beginning of period	$-	$6,895	$2,906	$517,306	$8,429	$-	$535,536
New investments	5,378	20,799	7,937	-	-	-	34,114
Proceeds from sales of investments	-	-	-	(11,174)	(5,221)	-	(16,395)
Cost of investments spun off	-	-	-	(6,981)	-	-	(6,981)
Accretion of loan discounts	-	15	7	-	-	-	22
Realized gain (loss)	-	-	-	1,672	(4,320)	-	(2,648)
Unrealized gain (loss)	-	-	12	6,904	1,112	-	8,028
Decrease in unrealized appreciation related to spin-off investments	-	-	-	(458,338)	-	-	(458,338)
Fair value, end of period	$5,378	$27,709	$10,862	$49,389	$-	$-	$93,338
Weighted average yield on debt investments at end of period							2.87%
Weighted average yield on total investments at end of period							0.25%

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

Comparison of three months ended September 30, 2016 and September 30, 2015

	Three Months Ended
	September 30,		Net Change
	2016	2015	Amount	%
	(in thousands)
Total investment income	$4,726	$1,078	$3,648	338.4%
Total operating expenses	(2,949)	(10,325)	7,376	71.4%
Pre-tax net investment income (loss)	1,777	(9,247)	11,024	119.2%
Income tax expense	412	88	324	(368.2)%
Net investment income (loss)	1,365	(9,335)	10,700	114.6%
Net realized gain (loss) on investments before income tax	3,527	(3,396)	6,923	203.9%
Net increase in net unrealized appreciation on investments	2,026	3,783	(1,757)	46.4%
Net increase (decrease) in net assets from operations	$6,918	$(8,948)	$15,866	(177.3)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended September 30, 2016, Capital Southwest reported investment income of $4.7 million, a $3.6 million,  or 338.4%, increase as compared to the quarter ended September 30, 2015. The increase was primarily due to a $1.7 million, or 205.7%, increase in interest income generated from our debt investments, as well as an increase of $2.0 million in dividend income due to dividends received from I-45 SLF LLC and Media Recovery, Inc.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to employees’ and directors’ compensation, office expenses, and legal, professional and accounting fees.

For the three months ended September 30, 2016, our total operating expenses were $2.9 million, a decrease of $7.4 million, or 71.4%, as compared to the total operating expenses of $10.3 million for the three months ended September 30, 2015. The decrease was primarily attributable to one-time expenses incurred in the three months ended September 30, 2015 in connection with the spin-off of CSWI.

Net Investment Income/Loss

For the three months ended September 30, 2016, pre-tax net investment income increased by $11.0 million, or 119.2%. As a result of the $3.6 million increase in total investment income and the $7.4 million decrease in operating expenses, net investment income increased by 114.6%  from the prior year period to $1.4 million.

Increase/Decrease in Net Assets from Operations

During the three months ended September 30, 2016, we recognized realized gains totaling $3.5 million, which consisted of net gains on the partial repayments of seven non-control/non-affiliate investments, the sale of one equity investment, and the write down of two escrow receivables. In addition, during the three months ended September 30, 2016, we recorded a net increase in unrealized appreciation of investments totaling $2.0 million, consisting of net unrealized appreciation on our current portfolio of $5.8 million and the reversal of $3.8 million of net unrealized appreciation recognized in prior periods due to realized gains noted above.

During the three months ended September 30, 2015, we recognized realized losses totaling $3.4 million, which consisted of net losses on the sale of certain equity securities and partnership investments. In addition, during the three months ended September 30, 2015, we recorded a net increase in unrealized appreciation of investments totaling $3.8 million, consisting of net unrealized appreciation on our current portfolio of $2.3 million and the reversal of $1.5 million of net unrealized depreciation recognized in prior periods due to realized losses noted above.

Comparison of six months ended September 30, 2016 and September 30, 2015

	Six Months Ended
	September 30,		Net Change
	2016	2015	Amount	%
	(in thousands)
Total investment income	$8,883	$2,042	$6,841	335.0%
Total operating expenses	(6,188)	(14,089)	7,901	56.1%
Pre-tax net investment income (loss)	2,695	(12,047)	14,742	122.4%
Income tax (benefit) expense	958	118	840	(711.9)%
Net investment income (loss)	1,737	(12,165)	13,902	114.3%
Net realized gain (loss) on investments before income tax	3,726	(2,648)	6,374	240.7%
Net increase in net unrealized appreciation on investments	4,153	8,028	(3,875)	48.3%
Net increase (decrease) in net assets from operations	$9,616	$(6,785)	$16,401	(241.7)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the six months ended September 30, 2016, Capital Southwest reported investment income of $8.9 million, a $6.8 million,  or 335.0%, increase as compared to the six months ended September 30, 2015. The increase was primarily due to a $3.6 million, or 285.1%, increase in interest income generated from our debt investments, as well as an increase of $3.5 million in dividend income due to dividends received from I-45 SLF LLC and Media Recovery, Inc.

Operating Expenses

For the six months ended September 30, 2016, our total operating expenses were $6.2 million, a decrease of $7.9 million, or 56.1%, as compared to total operating expenses of $14.1 million for the six months ended September 30, 2015. The decrease was primarily attributable to one-time expenses incurred in the six months ended September 30, 2015 in connection with the spin-off of CSWI.

Net Investment Income/Loss

For the six months ended September 30, 2016, pre-tax net investment income increased by $14.7 million, or 122.4%. As a result of the $6.8 million increase in total investment income and the $7.9 million decrease in operating expenses, net investment income increased by 114.3% to $1.7 million.

Increase/Decrease in Net Assets from Operations

During the six months ended September 30, 2016, we recognized realized gains totaling $3.7 million, which consisted of net gains on the partial repayments of seven non-control/non-affiliate investments, prepayment of one non-control/non-affiliate investment, the sale of certain equity securities, and the write down of two escrow receivables. In addition, during the six months ended September 30, 2016, we recorded a net increase in unrealized appreciation of investments totaling $4.2 million, consisting of net unrealized appreciation on our current portfolio of $7.9 million, the reversal of $3.2 million of net unrealized appreciation recognized in prior periods due to the realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.5 million.

During the six months ended September 30, 2015, we recognized realized losses totaling $2.6 million, which consisted of net losses on the sale of certain equity securities and partnership investments. In addition, during the six months ended September 30, 2015, we recorded net unrealized appreciation of $8.0 million, consisting of net unrealized appreciation on our current portfolio of $6.4 million and the reversal of $1.6 million of net unrealized appreciation recognized in prior periods due to the realized losses noted above.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, the Company had cash and cash equivalents of approximately $57.8 million and $100.0 million committed under the Credit Facility, which is currently undrawn.

With the exception of one capital gain distribution made in the form of cash dividends during the fiscal year ended March 31, 2016, two capital gain distributions made in the form of cash dividends during the fiscal year ended March 31, 2013 and a capital gain distribution made in the form of a distribution of the stock of a portfolio company in the fiscal year ended March 31, 1996, we have historically elected to retain all realized gains.

Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of both September 30, 2016 and March 31, 2016, our investment portfolio at fair value represented approximately 77.6% of our total assets. We are required to report our investments at fair value. We follow the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors has the final responsibility for reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of September 30, 2016 and March 31, 2016 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Any remaining discount/premium is accreted or amortized into income upon prepayment of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis.

Recently Issued Accounting Standards

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 significantly changes the consolidation analysis required under U.S. GAAP and ends the deferral of the amendments to the VIE guidance in ASU 2009-17 (FAS 166) for investments in certain investment companies. Now all legal entities that are VIEs are evaluated for consolidation under the same criteria. Under this update, limited partnerships (or similar entities) that provide the limited partners with substantive kick-out or participating rights will be considered voting interest entities.  For such entities, the investor that holds the majority of the substantive kick-out or participating rights will consolidate the VIE.  This has the effect of reducing the likelihood that a general partner will consolidate a limited partnership or similar entity. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. In accordance with this new guidance, we did not consolidate I-45 SLF, LLC based on the voting model as we only control 50% of the voting rights of this entity and, accordingly, share power over the entity equally in all respects with our joint venture partner. We adopted this guidance during the quarter ended December 31, 2015.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. It is effective for annual reporting periods beginning after December 15, 2015. Subsequently, in August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 allows debt issuance costs for lines of credit to be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings on the line-of-credit arrangement. We adopted this guidance during the quarter ended September 30, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on CSWC’s consolidated financial statements is not expected to be material.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. CSWC is currently evaluating the impact the adoption of this new accounting standard will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supercedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. CSWC is currently evaluating the impact the adoption of this new accounting standard will have on its financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2016, we had a total of $19.2 million in outstanding commitments comprised of one investment with equity capital commitments that had not been fully called.

RECENT DEVELOPMENTS

In October 2016, we received a full prepayment on our investment in Vivid Seats in the amount of $6.9 million. Additionally, we originated one new 1st lien senior secured debt investment in Lighting Retrofit International in the amount of $8.0 million.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio consists of debt and equity securities of private companies. We are subject to financial market risks, including changes in interest rates for debt securities of private companies. Changes in interest rates may affect our interest income from portfolio investments and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2016, approximately 89% of our debt investment portfolio (at fair value) bore interest at floating rates, 94% of which were subject to contractual minimum interest rates. As of September 30, 2016, none of our idle fund investments bore interest at floating rates.

Our investment performance is also a function of our equity securities of portfolio companies’ profitability, which may be affected by economic cycles, competitive forces, and production costs including labor rates, raw material prices and certain basic commodity prices.  All of these factors may have an adverse effect on the value of our investments and on our net asset value.

Item 4.Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of September 30, 2016.

During the three months ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.Risk Factors

Investing in our common stock involves a number of significant risks. There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, with the exception of the additional risk factors discussed below. The risks and uncertainties described below could adversely affect the material risks we all face. Risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

In addition to regulatory limitations on our ability to raise capital, our Credit Facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our investments. We are party to a senior secured credit facility (the “Credit Facility”), dated as of August 30, 2016, which provides us with a revolving credit line of up to $100.0 million, which is currently undrawn as of September 30, 2016. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated net worth, minimum consolidated interest coverage ratio, minimum regulatory asset coverage, and maintenance of RIC and BDC status. The Credit Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenants, bankruptcy, and change of control. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings to fund investments, also known as leverage, magnify the potential for loss on investments in our indebtedness and gain or loss on investments in our equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. We may borrow from banks and other lenders, including under our Credit Facility, and may issue debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not leveraged our business. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Use of leverage is generally considered a speculative investment technique.

As of September 30, 2016, we had no debt outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, on a per annum basis at a rate equal to the applicable LIBOR rate (0.85% as of September 30, 2016) plus 3.25%. For the first six months following the close of the Credit Facility, we pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Subsequent to that period, the unused commitment fee is 0.50% to 1.50% based on utilization. The Credit Facility is secured by all of our assets. If we are unable to meet the financial obligations under the Credit Facility, the lenders under the Credit Facility may exercise its remedies under the Credit Facility as the result of a default by us.

Our ability to achieve our investment objective may depend in part on our ability to access additional leverage on favorable terms by borrowing from banks or insurance companies or by issuing debt securities and there can be no assurance that such additional leverage can in fact be achieved.

All of our assets are subject to security interests under our secured Credit Facility and if we default on our obligations under the Credit Facility, we may suffer adverse consequences, including foreclosure on our assets.

All of our assets are currently pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders party thereto may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under our Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility.

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

CAPITAL SOUTHWEST CORPORATION

November 8, 2016	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

November 8, 2016	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer