Form 10-K/A
period 2016-03-31
CAPITAL SOUTHWEST CORP
filed 2016-12-12
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐NO ☒

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

YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2016 was $217,104,932 based on the last sale price of such stock as quoted by The Nasdaq Global Select Market on such date.

The number of shares of common stock, $0.25 par value per share, outstanding as of September 30, 2016 was 15,726,626.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders held July 20, 2016 are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

EXPLANATORY NOTE

Capital Southwest Corporation (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2016. Pursuant to Rule 3-09(b), this Amendment includes the separate audited financial statements for our unconsolidated portfolio company, Media Recovery, Inc., which were not included in the Annual Report on Form 10-K because Media Recovery, Inc.’s fiscal year ended later than the Company’s fiscal year.

We have determined that this unconsolidated portfolio company has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. In accordance with Rule 3-09(b)(1), the separate financial statements of Media Recovery, Inc. are being filed as an amendment to the Form 10-K within 90 days after the end of Media Recovery, Inc.’s fiscal year. The Rule 3-09 financial statements include Media Recovery, Inc.’s consolidated balance sheets as of September 30, 2016 and 2015, and its related consolidated statements of operations and comprehensive income (loss), consolidated statements stockholders’ equity, and consolidated statements of cash flows for the years ended September 30, 2016, 2015 and 2014.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include, among other items, the filing of new Exhibits 31.3, 31.4, 32.3 and 32.4, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

No other changes have been made to the Original 10-K other than as described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Original 10-K or modify or update in any way disclosures made in the Original 10-K. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our filings with the SEC made subsequent to the filing of the Original 10-K on June 14, 2016.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	The consolidated financial statements of the Company, as listed in Item 15 of the Original 10-K, are included in Item 8 of the Original 10-K.

2.

The financial statement schedules and supplementary financial data of the Company, as listed in Item 15 of the Original 10-K, are included in Item 8 of the Original 10-K, including the Schedule of Investments in and Advances to Affiliates and the Reports of Independent Registered Public Accounting Firm.

The financial statements and report of independent registered public accounting firm of Media Recovery, Inc. and its consolidated subsidiaries required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this Amendment.

3.	The exhibits listed in the Exhibit Index of the Original 10-K and this Amendment are filed with, or incorporated by reference in, this Annual Report.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ece

CAPITAL SOUTHWEST CORPORATION

December 12, 2016	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

December 12, 2016	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included as part of this Amendment. Asterisk denotes exhibits filed with this Amendment. Double asterisk denotes exhibits furnished with this Amendment.

23.2	* Consent of Independent Auditors.

31.3	* Certification of President and Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

31.4	* Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act, filed herewith.

32.3

**  Certification of President and Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

32.4	** Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

99.1	* Audited Consolidated Financial Statements of Media Recovery, Inc. as of September 30, 2016 and 2015 and for the years ended September 30, 2016, 2015 and 2014.