Form 10-Q
period 2016-12-31
CAPITAL SOUTHWEST CORP
filed 2017-02-07
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

15,966,025 shares of Common Stock, $0.25 value per share, as of February 3, 2017.

PART I – FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except shares and per share data)

	December 31,	March 31,
	2016	2016
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: December 31, 2016 - $155,109, March 31, 2016 - $101,538)	$159,900	$99,279
Affiliate investments (Cost: December 31, 2016 - $5,922, March 31, 2016 - $6,356)	7,532	10,618
Control investments (Cost: December 31, 2016 - $68,134, March 31, 2016 - $42,215)	99,699	68,539
Total investments (Cost: December 31, 2016 - $229,165, March 31, 2016 - $150,110)	267,131	178,436
Cash and cash equivalents	32,671	95,969
Receivables:
Dividends and interest	3,230	1,752
Escrow	545	3,424
Other	154	219
Income tax receivable	707	1,010
Deferred tax asset	1,940	2,342
Debt issuance costs (net of accumulated amortization of $209 and $ - as of December 31, 2016 and March 31, 2016, respectively)	2,295	-
Other assets	3,661	1,341
Total assets	$312,334	$284,493

Liabilities
Credit facility	$15,000	$-
Other liabilities	8,624	5,713
Payable for unsettled transactions	-	3,940
Income tax payable	575	-
Accrued restoration plan liability	2,144	2,205
Deferred income taxes	547	-
Total liabilities	26,890	11,858

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 18,304,537 shares at December 31, 2016 and 18,065,518 shares at March 31, 2016	4,576	4,516
Additional capital	262,004	262,539
Accumulated net investment income (loss)	1,808	(307)
Accumulated net realized gain	3,574	1,498
Unrealized appreciation of investments, net of income taxes	37,419	28,326
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	285,444	272,635
Total liabilities and net assets	$312,334	$284,493
Net asset value per share (15,965,025 shares outstanding at December 31, 2016 and 15,726,006 shares outstanding at March 31, 2016)	$17.88	$17.34

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Investment income:
Interest and dividends
Non-control/Non-affiliate investments	$3,384	$1,282	$7,839	$2,527
Affiliate investments	141	-	422	-
Control investments	3,135	1,612	6,959	1,912
Interest income from cash and cash equivalents	29	133	155	292
Fees and other income	176	280	373	618
Total investment income	6,865	3,307	15,748	5,349
Operating expenses:
Compensation	1,476	1,675	4,369	5,629
Spin-off compensation plan	172	461	517	1,131
Share-based compensation	321	195	815	923
Interest	343	-	446	-
Net pension expense (benefit)	43	38	129	(137)
Spin-off professional fees	-	249	-	6,961
General and administrative	1,101	1,316	3,368	3,515
Total operating expenses	3,456	3,934	9,644	18,022
Income (loss) before income taxes	3,409	(627)	6,104	(12,673)
Income tax expense (benefit)	536	(607)	1,495	(489)

Net investment income (loss)	$2,873	$(20)	$4,609	$(12,184)

Realized gain (loss)
Non-control/Non-affiliate investments	$44	$(6,259)	$(216)	$(9,591)
Affiliate investments	-	(2,142)	3,986	(1,458)
Control investments	28	231	28	231
Total net realized gain (loss) on investments before income tax	72	(8,170)	3,798	(10,818)

Unrealized appreciation of investments
Portfolio company investments	4,965	7,060	9,640	15,088
Income tax provision	(25)	-	(547)	-
Total net increase (decrease) in unrealized appreciation of investments, net of tax	4,940	7,060	9,093	15,088

Net realized and unrealized gain (loss) on investments	$5,012	$(1,110)	$12,891	$4,270

Net increase (decrease) in net assets from operations	$7,885	$(1,130)	$17,500	$(7,914)

Pre-tax net investment income (loss) per share - basic and diluted	$0.21	$(0.04)	$0.39	$(0.81)
Net investment income (loss) per share – basic and diluted	$0.18	$(0.00)	$0.29	$(0.78)
Net increase (decrease) in net assets from operations – basic and diluted	$0.50	$(0.07)	$1.11	$(0.51)
Weighted average shares outstanding – basic	15,868,977	15,663,297	15,775,480	15,606,761
Weighted average shares outstanding – diluted	15,931,501	15,751,241	15,832,487	15,699,199

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2016	2015
Operations:
Net investment income (loss)	$4,609	$(12,184)
Net realized gain (loss) on investments	3,798	(10,818)
Net increase (decrease) in unrealized appreciation of investments, net of tax	9,093	15,088
Net increase (decrease) in net assets from operations	17,500	(7,914)
Dividends to shareholders	(5,368)	(1,544)
Taxes incurred on deemed capital gain distributions	-	(2,948)
Distributions of CSW Industrials, Inc.:
Decrease in unrealized appreciation related to spin-off investments	-	(458,338)
Distribution from additional capital	-	(26,278)
Spin-off Compensation Plan distribution, net of tax of $530 and $ - for the nine months ended December 31, 2016 and 2015, respectively	(1,164)	(921)
Capital share transactions:
Change in pension plan funded status	35	-
Exercise of employee stock options	991	387
Share-based compensation expense	815	923
Increase (decrease) in net assets	12,809	(496,633)
Net assets, beginning of period	272,635	767,418
Net assets, end of period	$285,444	$270,785

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$17,500	$(7,914)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(102,049)	(80,044)
Net proceeds from disposition of and return of capital on investments	6,396	19,633
Principal repayments on debt investments	20,063	5
Payment of accreted original issue discounts	748	-
Depreciation and amortization	278	63
Net pension benefit	(26)	(296)
Realized (gain) loss on investments before income tax	(3,798)	10,818
Net increase in unrealized appreciation of investments	(9,640)	(15,088)
Accretion of discounts on investments	(297)	(43)
Stock option and restricted awards expense	815	923
Deferred income tax expense	2,055	434
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(1,478)	(618)
Decrease (increase) in escrow receivables	2,761	(570)
Decrease in other receivables	65	878
Decrease (increase) in tax receivable	301	(923)
Increase in other assets	(2,388)	(4)
Increase (decrease) in other liabilities	314	(64)
(Decrease) increase in payable for unsettled transaction	(3,940)	4,850
Net cash used in operating activities	(72,320)	(67,960)
Cash flows from financing activities
Proceeds from credit facility	15,000	-
Debt issuance costs paid	(2,503)	-
Dividends to shareholders	(3,289)	(1,544)
Proceeds from exercise of employee stock options	991	387
Spin-off Compensation Plan distribution	(1,177)	(13,000)
Net cash provided by (used in) financing activities	9,022	(14,157)
Net decrease in cash and cash equivalents	(63,298)	(82,117)
Cash and cash equivalents at beginning of period	95,969	225,797
Cash and cash equivalents at end of period	$32,671	$143,680
Supplemental disclosure of noncash financing activities:
Cash paid for interest	$165	$-
Dividend declared, not yet paid	2,704	-
Noncash adjustment to realized gain for escrow receivable	118	-
Cost of Investments spun off[1]	-	6,981
Decrease in unrealized appreciation due to spin-off of CSWI[1]	-	458,338
Net pension assets[1]	-	9,687
Change in deferred tax liabilities[1]	-	3,391
Taxes incurred on deemed capital gain distribution	-	2,948
Spin-off Compensation Plan distribution accrued, not yet paid	516	921

[1] These non-cash items are related to the spin-off of CSW Industrials, Inc. at September 30, 2015.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(Unaudited)

December 31, 2016

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[12]	Industry	Rate[2]	Maturity	Principal	Cost	Value[3]
Non-control/Non-affiliate Investments[4]
360 HOLDINGS III CORP.	Senior secured debt	Consumer products & retail	L+9.00% (Floor 1.00%)	10/1/2021	$6,912,500	$6,672,947	$6,670,563
AG KINGS HOLDINGS[10]	Senior secured debt	Food, agriculture & beverage	L+9.00% (Floor 1.00%)	8/8/2021	9,950,000	9,761,818	9,761,818
AMERICAN TELECONFERENCING	Senior secured debt	Telecommunications	L+6.50% (Floor 1.00%)	12/8/2021	6,822,335	6,638,567	6,681,658
	Senior secured debt	Telecommunications	L+9.50% (Floor 1.00%)	6/6/2022	2,005,714	1,927,019	1,927,019
AMWARE FULFILLMENT	Senior secured debt	Distribution	L+9.50% (Floor 1.00%)	5/21/2019	13,232,500	13,002,604	13,002,604
ARGON MEDICAL DEVICES	Senior secured debt	Healthcare products	L+9.50% (Floor 1.00%)	6/23/2022	5,000,000	4,866,537	5,000,000
CALIFORNIA PIZZA KITCHEN	Senior secured debt	Restaurants	L+6.00% (Floor 1.00%)	8/23/2022	4,987,500	4,939,896	4,976,079
CAST AND CREW PAYROLL, LLC	Senior secured debt	Media, marketing & entertainment	L+7.75% (Floor 1.00%)	8/12/2023	5,000,000	4,972,554	4,775,000
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	10,325,000
DIGITAL RIVER, INC.	Senior secured debt	Software & IT services	L+6.50% (Floor 1.00%)	2/12/2021	7,032,285	6,999,834	7,032,285
DIGITAL ROOM INC.	Senior secured debt	Paper & forest products	L+10.00% (Floor 1.00%)	5/21/2023	7,000,000	6,861,124	6,861,124
DUNN PAPER, INC.	Senior secured debt	Paper & forest products	L+8.75% (Floor 1.00%)	8/26/2023	3,000,000	2,941,410	2,970,000
HYGEA HOLDINGS	Senior secured debt	Healthcare services	L+9.25%	2/22/2019	7,812,500	7,153,932	7,812,500
	Warrants		-	-	-	546,000	2,532,000
						7,699,932	10,344,500
IMAGINE! PRINT SOLUTIONS, INC.	Senior secured debt	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/30/2022	4,865,489	4,810,064	4,865,489
INFOGROUP INC.	Senior secured debt	Software & IT services	L+5.50% (Floor 1.50%)	5/26/2018	4,921,044	4,833,782	4,871,071
LIGHTING RETROFIT INTERNATIONAL	Senior secured debt	Environmental services	L+9.75% (Floor 0.5%)	9/28/2021	8,000,000	7,922,429	7,922,429
LTI HOLDINGS, INC.	Senior secured debt	Industrial products	L+9.25% (Floor 1.00%)	4/17/2023	7,000,000	6,849,513	6,308,750
POLYCOM	Senior secured debt	Telecommunications	L+6.50% (Floor 1.00%)	9/27/2023	4,351,875	4,276,925	4,351,875
PREPAID LEGAL SERVICES, INC.	Senior secured debt	Consumer services	L+9.00% (Floor 1.25%)	7/1/2020	5,000,000	4,952,602	5,000,000

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment [12]	Industry	Rate [2]	Maturity	Principal	Cost	Value [3]
REDBOX AUTOMATED RETAIL	Senior secured debt	Gaming & leisure	L+7.50% (Floor 1.00%)	9/27/2021	9,562,500	9,283,993	9,325,828
RESEARCH NOW GROUP, INC.	Senior secured debt	Business services	L+8.75% (Floor 1.00%)	3/18/2022	7,000,000	6,915,005	6,790,000
RESTAURANT TECHNOLOGIES, INC.	Senior secured debt	Restaurants	L+8.75% (Floor 1.00%)	11/23/2023	3,500,000	3,447,935	3,447,935
ROYAL HOLDINGS, INC.	Senior secured debt	Specialty chemicals	L+7.50% (Floor 1.00%)	6/19/2023	1,000,000	993,531	994,530
TAXACT, INC.	Senior secured debt	Financial services	L+6.00% (Floor 1.00%)	12/31/2022	3,250,000	3,186,888	3,250,000
WATER PIK, INC.	Senior secured debt	Consumer products & retail	L+8.75% (Floor 1.00%)	1/8/2021	4,473,684	4,381,336	4,473,684
WINZER CORPORATION	Senior subordinated debt	Distribution	11.00%	6/1/2021	8,100,000	7,970,634	7,970,634

Total Non-control/Non-affiliate Investments						$155,108,879	$159,899,875
Affiliate Investments[5]
CHANDLER SIGNS, LP	Senior subordinated debt	Business services	12.00%	7/4/2021	$4,500,000	$4,422,035	$4,422,035
	1,500,000 units of Class A-1 common stock		-	-	-	1,500,000	3,110,000
						5,922,035	7,532,035

Total Affiliate Investments						$5,922,035	$7,532,035

Control Investments[6]
I-45 SLF LLC[7,8,9]	80% LLC equity interest	Multi-sector holdings	-	-	-	$56,800,000	$58,706,396
MEDIA RECOVERY, INC.[9]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	5,655,106
	4,000,002 shares of common stock		-	-	-	4,615,000	32,622,894
						5,415,000	38,278,000
TITANLINER, INC.	1,189,609 shares of Series B convertible preferred stock	Energy services (upstream)	6% PIK	-	-	2,715,000	2,715,000
	702,475 shares of Series A convertible preferred stock		-	-	-	3,204,222	-
						5,919,222	2,715,000
Total Control Investments						$68,134,222	$99,699,396

TOTAL INVESTMENTS[11]						$229,165,136	$267,131,306

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
[2]

The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2016.  Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind (“PIK”) interest.

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

[4]

Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. At December 31, 2016, approximately 59.9% of the Company’s investment assets are non-control/non-affiliate investments.

[5]

Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At December 31, 2016, approximately 2.8% of the Company’s investment assets are affiliate investments.

[6]

Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained. At December 31, 2016, approximately 37.3% of the Company’s investment assets are control investments.

[7]

Indicates assets that are considered “non-qualifying assets” under section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

[8]	The investment has approximately $11.2 million unfunded commitment as of December 31, 2016.
[9]	Income producing through dividends on distributions.
[10]	The investment is structured as a first lien last out term loan and earns interest in addition to the stated rate.
[11]

As of December 31, 2016, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $42.1 million; cumulative gross unrealized depreciation for federal income tax purposes is $4.1 million.  Cumulative net unrealized appreciation is $46.2 million, based on a tax cost of $229.2 million.

[12]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment	Industry	Rate[2]	Maturity	Principal	Cost	Value[3]
Non-control/Non-affiliate Investments[4]
360 HOLDINGS III CORP.	Senior secured debt	Consumer products & retail	L+9.00% (Floor 1.00%)	10/1/2021	$6,965,000	$6,695,926	$6,721,225
ARGON MEDICAL DEVICES	Senior secured debt	Healthcare products	L+9.50% (Floor 1.00%)	6/23/2022	5,000,000	4,854,244	4,962,500
BDF ACQUISITION CORP.	Senior secured debt	Consumer products & retail	L+8.00% (Floor 1.00%)	2/12/2022	5,000,000	4,803,167	4,825,000
CAST AND CREW PAYROLL, LLC	Senior secured debt	Media, marketing & entertainment	L+7.75% (Floor 1.00%)	8/12/2023	5,000,000	4,970,378	4,725,000
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	5,046,000
DIGITAL RIVER, INC.	Senior secured debt	Software & IT services	L+6.50% (Floor 1.00%)	2/12/2021	4,632,285	4,598,218	4,626,495
FREEDOM TRUCK FINANCE, LLC[5,6]	Senior secured debt	Financial services	P+9.75% (Floor 3.25%)	4/15/2016	5,839,504	5,839,504	5,839,504
HYGEA HOLDINGS	Senior secured debt	Healthcare services	L+9.25%	2/22/2019	8,000,000	7,298,715	7,298,715
	Warrants		-	-	-	546,000	546,000
						7,844,715	7,844,715
IMAGINE! PRINT SOLUTIONS, INC.	Senior secured debt	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/30/2022	4,000,000	3,940,000	3,940,000
LTI HOLDINGS, INC.	Senior secured debt	Industrial products	L+9.25% (Floor 1.00%)	4/17/2023	7,000,000	6,837,644	6,298,099
PREPAID LEGAL SERVICES, INC.	Senior secured debt	Consumer services	L+9.00% (Floor 1.25%)	7/1/2020	5,000,000	4,944,630	4,950,000
RESEARCH NOW GROUP, INC.	Senior secured debt	Business services	L+8.75% (Floor 1.00%)	3/18/2022	7,000,000	6,906,072	6,790,000
ROYAL HOLDINGS, INC.	Senior secured debt	Specialty chemicals	L+7.50% (Floor 1.00%)	6/19/2023	1,000,000	992,994	955,000
TAXACT, INC.	Senior secured debt	Financial services	L+6.00% (Floor 1.00%)	12/31/2022	4,500,000	4,405,601	4,432,500
TITANLINER, INC.	Senior subordinated debt		8.50%	6/30/2017	2,747,000	2,747,000	2,747,000
	339,277 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	3,204,222	3,352,000
						5,951,222	6,099,000
TRAX DATA REFINERY, INC.	Common stock	Software & IT services	-	-	-	817,781	1,916,000
VIVID SEATS	Senior secured debt	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/1/2022	7,000,000	6,514,058	6,632,500

WATER PIK, INC.	Senior secured debt	Consumer products & retail	L+8.75% (Floor 1.00%)	1/8/2021	4,780,702	4,667,815	4,720,943

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment	Industry	Rate [2]	Maturity	Principal	Cost	Value [3]
Non-control/Non-affiliate Investments [4]
WINZER CORPORATION	Senior subordinated debt	Distribution	11.00%	5/31/2021	8,100,000	7,954,440	7,954,440

Total Non-control/Non-affiliate Investments						$101,538,409	$99,278,921
Affiliate Investments[7]
CHANDLER SIGNS, LP	Senior subordinated debt	Business services	12.00%	7/4/2021	$4,500,000	$4,412,800	$4,412,800
	1,500,000 units of Class A-1 common stock		-	-	-	1,500,000	2,529,000
						5,912,800	6,941,800
kSEP HOLDINGS, INC.	861,591 shares of common stock	Healthcare products	-	-	-	443,518	3,676,000

Total Affiliate Investments						$6,356,318	$10,617,800

Control Investments[8]
I-45 SLF LLC[6,9,10]	80% LLC equity interest	Multi-sector holdings	-	-	-	$36,800,000	$36,337,174
MEDIA RECOVERY, INC.[10]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	4,757,452
	4,000,002 shares of common stock	Specialty chemicals	-	-	-	4,615,000	27,444,548
						5,415,000	32,202,000
Total Control Investments						$42,215,000	$68,539,174

TOTAL INVESTMENTS[11]						$150,109,727	$178,435,895

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
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

[4]

Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. At March 31, 2016, approximately 55.6% of the Company’s investment assets are non-control/non-affiliate investments.

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

We are also a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986 (the “Code”). As such, we are not required to pay corporate-level income tax on our investment income. We intend to maintain our RIC status, which requires that we annually qualify as a RIC by meeting certain specified requirements.

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

We focus on investing in companies with track records of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We focus on senior and subordinated investments in the lower middle market, private loan transactions (club deals), and first and second lien syndicated loans to larger middle market companies. Our target lower middle market companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3 million and $15 million. Our target club deal companies typically have annual EBITDA between $15 million and $50 million. Our target companies for syndicated first and second lien loan investments are in larger middle market companies that typically have annual EBITDA that is greater than $50 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

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

Following the Share Distribution, we have maintained operations as an internally managed BDC and pursue a credit-focused investing strategy. We continue to provide capital to middle market companies. We invest primarily in debt securities, including senior secured debt and subordinated debt, and may also invest in preferred stock and common stock alongside our debt investments or through warrants. We also invest in broadly syndicated first and second lien loans to larger middle market companies.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”).  We meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”).  Under the rules and regulations applicable to investment companies, we are generally precluded from consolidating any entity other than another investment company subject to certain exceptions.  One of the exceptions to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Accordingly, the consolidated financial statements include CSMC, our management company, and the Taxable Subsidiary.

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended December 31, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended March 31, 2016 and 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

In the fourth quarter of fiscal 2016, the Company discovered and corrected an immaterial error relating to the unrealized gain (loss) associated with the investments spun off in the Share Distribution to CSWI for the nine months ended December 31, 2015. The consolidated financial statements for the three months ended December 31, 2015 were correct. Previously, on the Consolidated Statements of Operations for the nine months ended December 31, 2015, the net increase in unrealized appreciation of investments was $12.9 million and on the Consolidated Statements of Changes in Net Assets, the decrease in unrealized appreciation related to the investments spun off to CSWI was $456.2 million. The correct net increase in unrealized appreciation of investments is $15.1 million and the correct decrease in unrealized appreciation related to spun-off investments was $458.3 million. This reclassification had no effect on assets, net asset value per share, or net investment income. Accordingly, the Company has corrected its Consolidated Statements of Operations and Changes in Net Assets for the nine months ended December 31, 2015.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no readily available market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Additionally, in order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things meet the following tests:

(1) Continue to qualify as a BDC under the 1940 Act at all times during each taxable year.

(2) Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain "qualified publicly traded partnerships," or other income derived with respect to our business of investing in such stock or securities (the "90% Income Test").

(3) Diversify our holdings such that at the end of each quarter of the taxable year at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain "qualified publicly traded partnerships" (collectively, the "Diversification Tests").

The Diversification Tests must be satisfied quarterly. If a RIC satisfies the tests for one quarter, and then, due solely to fluctuations in market value, fails to meet one of the tests in the next quarter, it retains RIC status. A RIC that fails to meet the Diversification Tests as a result of a nonqualified acquisition may be subject to excess taxes unless the nonqualified acquisition is disposed of and the tests are satisfied within 30 days of the close of the quarter in which the tests are failed.

This quarter we satisfied all RIC tests and have only 12.8% in nonqualified assets according to measurement criteria established in Section 851(d) of the Internal Revenue Code (as amended, the “IRC”).

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements of CSWC.

Fair Value Measurements We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC Topic 820”).  ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs.   ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value.  We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique.

The carrying value of our credit facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). See Note 4 below for further discussion regarding the fair value measurements and hierarchy.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2016 and March 31, 2016, cash balances totaling $30.4 million and $93.7 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Segment Information We operate and manage our business in a singular segment. As an investment company, we invest in portfolio companies in various industries and geographic areas as discussed in Note 3.

Consolidation As permitted under Regulation S-X and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to CSWC.  Accordingly, we consolidated the results of CSWC’s wholly-owned Taxable Subsidiary and CSWC’s wholly-owned management company, CSMC. Prior to its dissolution, we consolidated the results of CSWC’s wholly-owned subsidiary, CSVC. All intercompany balances have been eliminated upon consolidation.

Use of Estimates The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates. We have identified investment valuation and revenue recognition as our most critical accounting estimates.

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the record date. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Any remaining discount/premium is accreted or amortized into income upon prepayment of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis.  As of December 31, 2016 and March 31, 2016, we did not have any investments on non-accrual status.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income.  For the three and nine months ended December 31, 2016,  approximately 1.8% and 1.9%, respectively, of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three and nine months ended December 31, 2015, approximately 0.7% and 0.8%, respectively, of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility (as discussed further in Note 5). These costs have been capitalized and are amortized into interest expense over the term of the credit facility.

Federal Income Taxes  CSWC has elected and intends to comply with the requirements of the IRC necessary to qualify as a RIC.  By meeting these requirements, we will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to qualify as a RIC, the company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the IRC, each year.  Investment company taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Investment company taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in investment company taxable income until they are realized.

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. If we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35%. As an investment company that qualifies as a RIC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 6 for further discussion.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740 for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three and nine months ended December 31, 2016 and 2015.

Deferred Taxes Deferred tax assets and liabilities are recorded for losses or income at our taxable subsidiaries using statutory tax rates. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. See Note 6 for further discussion.

Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by ASC Topic 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost on a straight-line basis for all share-based payments and awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant. For restricted stock awards, we amortize this fair value to share-based compensation expense over the vesting term. The unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are participating securities and are included in the basic and diluted earnings per share calculation. At the three and nine months ended December 31, 2016, weighted-average basic shares were adjusted for the diluted effect of stock-based awards of 62,524 and 57,007, respectively. At the three and nine months ended December 31, 2015, weighted-average basic shares were adjusted for the diluted effect of stock-based awards of

87,944 and 92,438, respectively. For individual cash incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value of our Company. In connection with the Share Distribution, we entered into an Employee Matters Agreement (the “Employee Matters Agreement”) with CSWI. Under the Employee Matters Agreement, the value of individual cash incentive awards was determined based upon the net asset value of CSWC as of June 30, 2015.  See Note 9 for further discussion.

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

Recently Issued or Adopted Accounting Standards In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. It is effective for annual reporting periods beginning after December 15, 2015. Subsequently, in August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 allows debt issuance costs for lines of credit to be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings on the line-of-credit arrangement. We adopted this guidance during the quarter ended September 30, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. CSWC is currently evaluating the impact the adoption of this new accounting standard will have on its financial statements, but the impact of the adoption is not expected to be material.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. CSWC is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. CSWC is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

3.INVESTMENTS

The following table shows the composition of the investment portfolio, at cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2016 and March 31, 2016:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
December 31, 2016:
1st lien loans[1]	$89.5	39.1%	$90.5	33.9%
2nd lien loans	49.1	21.4	48.6	18.2
Subordinated debt	12.4	5.4	12.4	4.6
Preferred equity, common equity & warrants	21.4	9.3	56.9	21.3
I-45 SLF LLC[2]	56.8	24.8	58.7	22.0
	$229.2	100.0%	$267.1	100.0%

March 31, 2016:
1st lien loans	$39.3	26.2%	$39.5	22.1%
2nd lien loans	39.0	26.0	38.2	21.4
Subordinated debt	15.1	10.1	15.1	8.5
Preferred equity, common equity & warrants	19.9	13.2	49.3	27.6
I-45 SLF LLC[2]	36.8	24.5	36.3	20.4
	$150.1	100.0%	$178.4	100.0%

[1]	Included in 1st lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.
[2]

I-45 SLF LLC (“I-45 SLF”) is a joint venture between CSWC and Main Street Capital Corporation (“Main Street”).  This entity primarily invests in syndicated senior secured loans to the upper middle market.  The portfolio companies held by I-45 SLF represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

The following table shows the composition of the investment portfolio by industry, at cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2016 and March 31, 2016:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
December 31, 2016:
I-45 SLF LLC[1]	$56.8	24.8%	$58.7	22.0%
Distribution	21.0	9.1	21.0	7.8
Energy Services (Upstream)	13.9	6.1	13.0	4.9
Business Services	12.8	5.6	14.3	5.3
Telecommunications	12.8	5.6	13.1	4.8
Industrial Products	12.3	5.4	44.6	16.7
Software & IT Services	11.8	5.1	11.9	4.5
Consumer Products & Retail	11.0	4.8	11.1	4.2
Paper & Forest Products	9.8	4.3	9.8	3.7
Food, Agriculture & Beverage	9.8	4.3	9.8	3.6
Media, Marketing & Entertainment	9.8	4.3	9.6	3.6
Gaming & Leisure	9.3	4.0	9.3	3.5
Restaurants	8.4	3.7	8.4	3.1
Environmental Services	7.9	3.5	7.9	3.0
Healthcare Services	7.7	3.3	10.3	3.9
Consumer Services	5.0	2.2	5.0	1.9
Healthcare Products	4.9	2.1	5.0	1.9
Financial Services	3.2	1.4	3.3	1.2
Specialty Chemicals	1.0	0.4	1.0	0.4
	$229.2	100.0%	$267.1	100.0%

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
March 31, 2016:
I-45 SLF LLC[1]	$36.8	24.5%	$36.3	20.4%
Consumer Products & Retail	16.2	10.8	16.3	9.1
Media, Marketing & Entertainment	15.4	10.3	15.3	8.6
Energy Services (Upstream)	14.0	9.3	11.1	6.2
Business Services	12.8	8.5	13.7	7.7
Industrial Products	12.3	8.2	38.5	21.5
Financial Services	10.2	6.8	10.3	5.8
Distribution	8.0	5.3	8.0	4.5
Healthcare Services	7.8	5.2	7.8	4.4
Software & IT Services	5.4	3.6	6.5	3.7
Healthcare Products	5.3	3.5	8.6	4.8
Consumer Services	4.9	3.3	5.0	2.8
Specialty Chemicals	1.0	0.7	1.0	0.5
	$150.1	100.0%	$178.4	100.0%

[1]

I-45 SLF is a joint venture between CSWC and Main Street.  This entity primarily invests in syndicated senior secured loans to the upper middle market.  The portfolio companies held by I-45 SLF represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at cost and fair value (with corresponding percentage of total portfolio investments), as of December 31, 2016 and March 31,  2016:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
December 31, 2016:
I-45 SLF LLC[1]	$56.8	24.8%	$58.7	31.3%
Southwest	50.0	21.8	83.6	22.0
Midwest	37.0	16.1	37.2	13.9
West	35.5	15.5	35.0	13.1
South	32.2	14.1	34.9	13.1
Northeast	17.7	7.7	17.7	6.6
	$229.2	100.0%	$267.1	100.0%

March 31, 2016:
Southwest	$55.8	37.2%	$80.8	45.3%
I-45 SLF LLC[1]	36.8	24.5	36.3	20.4
West	24.0	16.0	24.4	13.7
Midwest	20.4	13.6	20.6	11.4
South	8.3	5.5	11.5	6.5
Northeast	4.8	3.2	4.8	2.7
	$150.1	100.0%	$178.4	100.0%

[1]

I-45 SLF is a joint venture between CSWC and Main Street .  This entity primarily invests in syndicated senior secured loans to the upper middle market.  The portfolio companies held by I-45 SLF represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

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

As of December 31, 2016 and March 31, 2016, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

To estimate the enterprise value of the portfolio company, CSWC uses a weighted valuation model based on public comparable companies, observable transactions and discounted cash flow analyses.  A main input into the valuation model is a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) or revenues. In addition, we consider other factors, including but not limited to (1) offers from third parties to purchase the portfolio company and (2) the implied value of recent investments in the equity securities of the portfolio company.  For certain non-performing assets, we may utilize the liquidation or collateral value of the portfolio company's assets in our estimation of its enterprise value.

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

The table below presents the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at December 31, 2016 and March 31, 2016.  The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	12/31/2016	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$56.9	EBITDA Multiple	4.50x - 8.10x	7.20x
			Discount Rate	14.6% - 30.5%	16.9%
Debt Investments	Income Approach	131.3	Discount Rate	7.75% - 12.55%	11.0%
			Third Party Broker Quote	90.13 - 101.75
	Market Approach	20.2	Cost
		151.5
Total Level 3 Investments		$208.4

		Fair Value at	Significant
	Valuation	3/31/2016	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$49.3	EBITDA Multiple	3.5x - 7.60x	6.78x
			Revenue Multiple	3.70x	3.70x
			Discount Rate	12.9% - 18.62%	14.0%
Debt Investments	Income Approach	68.6	Discount Rate	6.00% - 11.5%	9.7%
			Third Party Broker Quote	86.00 - 99.88
	Market Approach	24.2	Cost
		92.8
Total Level 3 Investments		$142.1

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2016 and March 31, 2016 (in millions):

		Fair Value Measurements
		at December 31, 2016 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
1st lien loans	$90.5	$ −	$ −	$90.5
2nd lien loans	48.5	−	−	48.5
Subordinated debt	12.4	−	−	12.4
Preferred equity, common equity & warrants	57.0	−	−	57.0
Investments measured at net asset value[1]	58.7	−	−	−
Total Investments	$267.1	$ −	$ −	$208.4

	Fair Value Measurements
	at March 31, 2016 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
1st lien loans	$39.5	$ −	$ −	$39.5
2nd lien loans	38.2	−	−	38.2
Subordinated debt	15.1	−	−	15.1
Preferred equity, common equity & warrants	49.3	−	−	49.3
Investments measured at net asset value[1]	36.3	−	−	−
Total Investments	$178.4	$ −	$ −	$142.1

[1]

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at December 31, 2016 and March 31, 2016, the redemption restrictions dictate that we cannot sell or transfer our membership interest until the either 90% of the equity is drawn, the full credit facility is drawn, or March 8, 2017, whichever is earlier. We can, however, sell our interest with unanimous manager approval, even if these thresholds are not met.

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three and nine months ended December 31, 2016, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2016 and 2015 (in millions):

		Realized &				Conversion of
	Fair Value	Unrealized	Purchases of			Security from Debt		Fair Value at
	3/31/2016	Gains (Losses)	Investments[1]	Repayments	Divestitures	to Equity		12/31/2016
1st lien loans	$39.5	$1.3	$65.1	$(15.4)	$—	$—		$90.5
2nd lien loans	38.2	0.4	17.2	(5.3)	(2.0)	—		48.5
Subordinated debt	15.1	—	—	—	—	(2.7)		12.4
Preferred equity, common equity & warrants	49.3	9.4	—	—	(4.4)	2.7		57.0
Total Investments	$142.1	$11.1	$82.3	$(20.7)	$(6.4)	$—		$208.4

		Realized &	Unrealized
	Fair Value	Unrealized	Depreciation due to	Purchases of				Fair Value at
	3/31/2015	Gains (Losses)	Share Distribution	Investments[1]	Repayments	Divestitures		12/31/2015
1st lien loans	$—	$—	$—	$11.3	$—	$—		$11.3
2nd lien loans	6.9	—	—	32.0	—	—		38.9
Subordinated debt	2.9	—	—	8.0	—	(0.2)		10.7
Preferred equity, common equity & warrants	517.3	7.8	(458.3)	—	—	(21.2)	[2]	45.6
Total Investments	$527.1	$7.8	$(458.3)	$51.3	$—	$(21.4)		$106.5

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.
[2]	Includes the cost basis of The Rectorseal Corporation, Whitmore Manufacturing Company, Balco, Inc. and CapStar Holdings Company, which were spun off to CSW Industrials, Inc. at September 30, 2015.

The total unrealized gains included in earnings that related to assets still held at the report date for the nine months ended December 31, 2016 and 2015 were $13.6 million and $6.6 million, respectively.

5.CREDIT FACILITY

During the nine months ended December 31, 2016, CSWC entered into a credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $100.0 million from a diversified group of five lenders and is scheduled to mature August 30, 2020. The Credit Facility also contains an accordion feature that allows CSWC to increase the total commitments under the facility up to $150.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest on a per annum basis at a rate equal to the applicable LIBOR rate (1.00% as of December 31, 2016) plus 3.25% with no LIBOR floor. For the first six months following the close of the Credit Facility, CSWC pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Subsequent to that period, the unused commitment fee is 0.50% to 1.50% based on utilization.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining a minimum shareholders’ equity, (4) maintaining a minimum consolidated net worth, (5) maintaining a regulatory asset coverage of not less than 200%, (6) maintaining a consolidated interest coverage ratio of at least 2.5 to 1.0, and (7) at any time the outstanding advanced exceed 90% of the borrowing base, maintaining a minimum liquidity of not less than 10% of the covered debt amount.

The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions. If the Company defaults on its obligations under the Credit Facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests.

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of December 31, 2016, all of the Company’s assets were pledged as collateral for the Credit Facility.

At December 31, 2016, CSWC had $15.0 million borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $0.3 million and $0.4 million, respectively, for the three and nine months ended December 31, 2016. The weighted average interest rate on the Credit Facility was 4.25% as of December 31, 2016. As of December 31, 2016, CSWC was in compliance with all financial covenants under the Credit Facility.

6.INCOME TAXES

We have elected to be treated as a RIC under Subchapter M of the IRC and have a tax year end of December 31.  In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable income, as defined by the IRC, to our shareholders in a timely manner. Investment company income generally includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that is distributed to its shareholders, including “deemed distributions” as discussed below. As part of maintaining RIC status, undistributed taxable income, which is subject to a 4% non-deductible U.S. federal excise tax, pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (1) the filing of the U.S. federal income tax return for the applicable fiscal year and (2) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the tax year ended December 31, 2016, we declared dividends of $6.0 million. These dividends were paid on April 1, 2016, July 1, 2016, October 3, 2016 and January 3, 2017. For the tax year ended December 31, 2015, we declared dividends of $1.5 million. These dividends were paid on May 12, 2015.

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

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During our tax year ended December 31, 2016, we declared quarterly dividends of $0.04 per share in March 2016, $0.06 per share in June 2016, $0.11 per share in September 2016, and $0.17 per share in December 2016, with such dividends totaling $6.0 million, or $0.38 per share. For tax purposes, the 2016 dividends total $0.38 per share and were comprised of (1) ordinary income totaling approximately $0.065 per share, (2) long term capital gains totaling approximately $0.28 per share, and (3) qualified dividend income totaling approximately $0.035 per share. For the tax year ended December 31, 2015, we paid total dividends of $1.5 million, or $0.10 per share. For tax purposes, the 2015 dividends were comprised entirely of long term capital gains.

Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital.

The tax character of distributions paid for the years ended December 31, 2016 and 2015 was as follows:

	Twelve Months Ended December 31,
	2016	2015
Ordinary income	$1,023	$—
Qualified dividends	542	—
Distributions of long term capital gains	4,429	1,544
Distributions on tax basis	$5,994	$1,544

For the quarter ended December 31, 2016, CSWC qualified to be taxed as a RIC.  We intend to meet the applicable qualifications to be taxed as a RIC in future periods.  However, the company’s ability to meet certain portfolio diversification requirements for RICs in future years may not be controllable by the company.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate.  For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual cash incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the qualified defined pension plan, restoration plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of December 31, 2016, CSMC had a deferred tax asset of approximately $3.5 million, our valuation allowance was $1.6 million and our net deferred tax asset was $1.9 million. As of December 31, 2016, we believe that it is more likely than not that we will be able to utilize $1.9 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets. As of March 31, 2016, CSMC had a deferred tax asset of $2.3 million.

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

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three ended December 31, 2016, we recognized a net income tax expense of $0.5 million, principally consisting of a provision for current U.S. federal income taxes of $0.1 million, a $0.3 million accrual for excise tax on our estimated undistributed taxable income, and a deferred tax provision of $0.1 million, which is primarily the result of the net activity relating to the portfolio investment held in the Taxable Subsidiary. For the nine months ended December 31, 2016, we recognized a net income tax expense of $1.5 million, principally consisting of a provision for current U.S. federal income taxes of $0.9 million, a $0.3 million accrual for excise tax on our estimated undistributed taxable income, and a deferred tax provision of $0.3 million, which is primarily the result of the net activity relating to the portfolio investment held in the Taxable Subsidiary.

7.ACCUMULATED Net Realized Gains on Investments

Distributions made by RICs often differ from aggregate U.S. GAAP-basis undistributed net investment income and accumulated net realized gains (total U.S. GAAP-basis net realized gains).  The principal cause is that required minimum fund distributions are based on income and gain amounts determined in accordance with federal income tax regulations, rather than U.S. GAAP.  The differences created can be temporary, meaning that they will reverse in the future, or they can be permanent.  In subsequent periods, when all or a portion of a temporary difference becomes a permanent difference, the amount of the permanent difference will be reclassified to “additional capital.” During the quarter ended December 31, 2016, we reclassified for book purposes amounts arising from permanent book/tax differences as follows (amounts in thousands):

Nine months ended
December 31, 2016
Additional capital	$(1,153)
Accumulated net investment income (loss)	$(1,537)
Accumulated net realized gains	$2,690

The Company may retain some or all of its realized net long-term capital gains in excess of realized net short-term capital losses and may designate the retained net capital gain as a “deemed distribution.” For the tax year ended December 31, 2016, the Company did not elect to designate retained net capital gains as deemed distributions. For the tax year ended December 31, 2015,  we elected to retain a portion of our long-term capital gains, incur the applicable taxes of $2.9 million and designate the after-tax gain as “deemed distributions” to the shareholders. “Deemed distributions” are reclassified from accumulated net realized gains into additional capital at December 31.

8.SPIN-OFF COMPENSATION PLAN

On August 28, 2014, our Board of Directors adopted a compensation plan (the “Spin-off Compensation Plan”) consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to certain officers of the Company at the time. The plan was intended to align the compensation of the Company’s key officers with the Company’s strategic objective of increasing the market value of the Company’s shares through a transformative transaction for the benefit of the Company’s shareholders. Under the plan, Joseph B. Armes, former CEO of the Company, Kelly Tacke, former CFO of the Company, and Bowen S. Diehl, former CIO and current CEO of the company, were eligible to receive an amount equal to six percent of the aggregate appreciation in the Company’s share price from August 28, 2014 (using a base price of $36.16 per share) to 90 days after the completion of a transformative transaction (the “Trigger Event Date”). The first plan component consisted of nonqualified options awarded to purchase 259,000 shares of common stock at an exercise price of $36.60 per share. The second plan component consisted of awards of 127,000 shares of restricted stock, which have voting rights but do not have cash dividend rights. See Note 9 for further discussion on the first two components of the Executive Compensation Plan. The final plan component consisted of cash incentive payments awarded to each participant in an amount equal to the excess of each awardee’s allocable portion of the total payment amount over the aggregate value as of the Trigger Event Date of the awardee’s restricted common stock and nonqualified option awards under the plan.

On September 8, 2015, the Board of Directors designated the Share Distribution as a transformative transaction for purposes of the Spin-off Compensation Plan and amended the award agreements granted under the plan to provide for accelerated vesting of the awards held by a participant in the event of a termination of that participant’s service effected by the participant for good reason, by the employer without cause, or as a result of the disability or death of the participant. On September 30, 2015, we completed the Share Distribution.

Effective immediately with the Share Distribution, both Joseph B. Armes and Kelly Tacke became employees of CSWI and Bowen Diehl, our President and Chief Executive Officer, continued to be an employee of our Company. The Company entered into the Employee Matters Agreement with CSWI as discussed above. Under the Employee Matters Agreement, we retained the cash incentive awards granted under the Spin-off Compensation Plan, and all liabilities with respect to the cash incentive awards remained liabilities of CSWC.  The equity based awards vesting terms are as follows: (1) one-third on December 29, 2015; (2) one-third on December 29, 2016; and (3) one-third on December 29, 2017, subject to accelerated vesting as described above.

The total value accretion was six percent of the aggregate appreciation in the Company’s share price from $36.16 to the combined volume-weighted average prices of both CSWC and CSWI stock as of December 29, 2015. The cash component of the Spin-off Compensation Plan was the difference between the total value accretion and the aggregate value of the awardee’s restricted common stock and non-qualified option awards under the plan. The total cash liabilities for three participants under the plan totaled $6.1 million, of which $2.1 million was fully vested as of December 29, 2015 and was subsequently paid out in January 2016. $1.4 million was fully vested as of December 29, 2016 and was subsequently paid out in January 2017. The remaining payment will be fully vested on December 29, 2017, subject to accelerated vesting as described above.

During the three and nine months ended December 31, 2016, we recognized the cash component of spin-off compensation expense of $0.2 million and $0.5 million, respectively, which represented the cash component of spin-off compensation for our current employee. During the three and nine months ended December 31, 2016, we also recorded $0.2 million and $1.7 million, respectively, directly to additional capital for the cash component of the spin-off compensation related to the two employees who transferred to CSWI, of which $1.2 million was paid to Kelly Tacke upon her separation from CSWI. During the three and nine months ended December 31, 2015, we recognized the cash component of spin-off compensation expense of $0.5 million and $1.1 million, respectively, which represented the cash component of spin-off compensation for our current employee and two transferred employees to CSWI. During the three and nine months ended December 31, 2015, we also recorded $0.9 million directly to additional capital for the cash component of the spin-off compensation related to the two employees who transferred to CSWI.

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

On August 28, 2014, our Board of Directors amended the 2009 Plan, as permitted pursuant to Section 18 of the 2009 Plan (the “First Amendment to the 2009 Plan”).  The First Amendment to the 2009 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. In addition, on August 28, 2014, options to purchase 259,000 shares at $36.60 per share were granted under the 2009 Plan, as amended. On September 8, 2015, the Board of Directors designated the Share Distribution a transformative transaction for purposes of the 2009 Plan and amended the award agreements granted under the 2009 Plan to provide for accelerated vesting of the awards held by a participant in the event of a termination of such participant’s service effected by the participant for good reason, by the employer without cause, or as a result of the disability or death of the participant.  A third of these options were vested on December 29, 2015, a third vested on December 29, 2016 and the remaining options will vest on December 29, 2017, subject to accelerated vesting as described above.

At December 31, 2016, there are options to acquire 251,635 shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Plan or request shareholders’ approval of additional stock options to be added under the 2009 Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously granted under our 1999 Plan and outstanding on July 20, 1999 continue in effect and are governed by the provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at market price on the date of grant, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. At December 31, 2016, there are no options to acquire shares of common stock outstanding under the 1999 Plan.

At September 30, 2015, in connection with the Share Distribution, we entered into the Employee Matters Agreement, which provided that each option to acquire CSWC common stock that was outstanding immediately prior to September 30, 2015, would be converted into both an option to acquire post-Share Distribution CSWC common stock and an option to acquire CSWI common stock and would be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the September 30, 2015. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of CSWC subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all CSWC employees. We compared the fair market value of our stock options on the day of the Share Distribution with the combined fair value of our stock options and CSWI stock options the day after the completion of the Share Distribution. The distribution-related adjustments did not have an impact on compensation expense for the three and nine months ended December 31, 2016.

The following table summarizes activity in the 2009 Plan and the 1999 Plan during the nine months ended December 31, 2016, including adjustments in connection with the Share Distribution:

			Weighted
			Average
			Exercise
	Number of Shares		Price
2009 Plan
Balance at March 31, 2015	372,000		35.24
Granted	–		–
Exercised	(8,000)		23.37
Canceled/Forfeited	–		–
Spin-off adjustments	(1,487)	*	NA
Balance at March 31, 2016	362,513		11.21*
Granted	–		–
Exercised	(85,981)		11.53
Canceled/Forfeited	(24,897)		10.56
Balance at December 31, 2016	251,635		$11.17

1999 Plan
Balance at March 31, 2015	16,000		23.37
Granted	–		–
Exercised	(15,974)		17.38
Canceled/Forfeited	–		–
Spin-off adjustments	(26)	*	NA
Balance at March 31, 2016	−		–
Granted	–		–
Exercised	–		–
Canceled/Forfeited	–		–
Balance at December 31, 2016	−		$–
Combined Balance at December 31, 2016	251,635		$11.17*

		Aggregate
	Weighted Average	Intrinsic
December 31, 2016	Remaining Contractual Term	Value
Outstanding	6.9 years	$888,907
Exercisable	6.6 years	$604,542

*

Certain adjustments were made to the exercise price and number of shares of Capital Southwest awards using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution with the intention of preserving the economic value of the awards immediately prior to the distribution for all Capital Southwest employees.

We recognize compensation cost using the straight-line method for all share-based payments.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for the three months ended December 31, 2016 and 2015, we recognized stock option compensation expense of $48,021 and $59,750, respectively, related to the stock options held by our employees and officers. For the nine months ended December 31, 2016 and 2015, we recognized stock option compensation expense of $0.1 million and $0.4 million, respectively, related to the stock options held by our employees and officers.

As of December 31, 2016, the total remaining unrecognized compensation cost related to non-vested stock options was $0.2 million, which will be amortized over the weighted-average vesting period of approximately 1.5 years.

During the quarter ended December 31, 2016, we recognized stock-based compensation expense for awards that are held by our employees.

At December 31, 2016, the range of exercise prices was $7.55 to $11.66 and the weighted-average remaining contractual life of outstanding options was 6.9 years. The total number of shares of common stock exercisable under both the 2009 Plan and the 1999 Plan at December 31, 2016 was 164,437 shares with a weighted-average exercise price of $11.02. During the quarter ended December 31, 2016, 57,321 options became exercisable and 85,981 options were exercised with an average exercise price of $11.53. During the quarter ended December 31, 2015, no options were exercised.

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (“2010 Plan”), our Board of Directors originally reserved 188,000 shares of restricted stock for issuance to certain of our employees. At our annual shareholder meeting in August 2015, our shareholders approved an increase of an additional 450,000 shares to our 2010 Restricted Stock Award Plan. A restricted stock award is an award of shares of our common stock, which generally have full voting and dividend rights but are restricted with regard to sale or transfer.  Restricted stock awards are independent of stock grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing. Unless otherwise specified in the award agreement, these shares vest in equal annual installments over a four- to five-year period from the grant date and are expensed over the vesting period starting on the grant date.

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

On September 30, 2015, we completed the Share Distribution. Each holder of an outstanding Capital Southwest Restricted Stock Award immediately prior to the Share Distribution received, as of the effective date of the Share Distribution, a CSWI Restricted Stock Award for the number of CSWI Shares the holder would have received if the outstanding Capital Southwest Restricted Stock Award comprised fully vested Capital Southwest Shares as of the effective date.

The vesting terms for restricted stock awards previously granted under the Spin-off Compensation Plan are as follows: (1) one-third on December 29, 2015; (2) one-third on December 29, 2016; and (3) one-third on December 29, 2017, subject to accelerated vesting as described above.

The following table summarizes the restricted stock available for issuance for the nine months ended December 31, 2016:

Restricted stock available for issuance as of March 31, 2016	344,540
Additional restricted stock approved under the plan	−
Restricted stock granted during the nine months ended December 31, 2016	(160,918)
Restricted stock forfeited during the nine months ended December 31, 2016	7,880
Restricted stock available for issuance as of December 31, 2016	191,502

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant. Due to the Share Distribution, the Company evaluated (1) the value of the CSWC stock awards prior to the Share Distribution and (2) the combined value of CSWC and CSWI stock awards following the Share Distribution and recorded additional incremental stock based compensation expenses.

For the three months ended December 31, 2016 and 2015, we recognized total share based compensation expense of $0.3 million and $0.1 million, respectively, related to the restricted stock issued to our employees and officers. For the nine months ended December 31, 2016 and 2015,  we recognized total share based compensation expense of $0.7 million and $0.6 million, respectively, related to the restricted stock issued to our employees and officers.

As of December 31, 2016, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $4.0 million, which will be amortized over the weighted-average vesting period of approximately 3.3 years. Subsequent to the Share Distribution, the compensation expense related to non-vested awards held by employees who are now employed by CSWI is recorded by CSWI.

The following table summarizes the restricted stock outstanding as of December 31, 2016:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2016	233,207	$15.79	3.0
Granted	160,918	14.45	3.9
Vested	(90,917)	20.74	−
Forfeited	(7,880)	22.44	−
Unvested at December 31, 2016	295,328	$15.10	3.3

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

In connection with the Share Distribution, we entered into the Employee Matters Agreement with CSWI. Under the Employee Matters Agreement, the individual cash incentive award agreements were amended to provide that the value of each individual cash incentive award was determined based upon the net asset value of CSWC as of June 30, 2015.  The remaining terms of each individual cash incentive award agreement, including the vesting and payment terms, will remain unchanged. After the effective date of the Share Distribution, CSWC retains all liabilities associated with all individual cash incentive awards granted by CSWC.

There are currently 62,000 individual cash incentive awards outstanding as of December 31, 2016 and the liability for individual cash incentive awards was $0.6 million at December 31, 2016. As of December 31, 2016, there is no remaining unrecognized compensation expense related to individual cash incentive awards.

There were no individual cash incentive awards vested or granted during the nine months ended December 31, 2016.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Vesting Term
Individual Cash Incentive Awards	Shares	Price Per Share	(in Years)
Unvested at March 31, 2016	74,000	$45.60	2.3
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	(12,000)	50.25	−
Unvested at December 31, 2016	62,000	$44.70	1.7

10.OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015.  All full-time employees are eligible to participate in the 401K Plan.  The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility.  During the quarter ended December 31, 2016, we made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the nine months ended December 31, 2016 and 2015, we made matching contributions of approximately $88,000 and $22,200, respectively.

11.Commitments AND CONTINGENCIES

On September 9, 2015, we entered into an agreement to co-manage I-45 SLF LLC (the “Joint Venture” or “I-45 SLF”) with Main Street.  Both companies have equal voting rights on the Joint Venture’s Board of Managers.  We have committed to provide $68.0 million of equity to the Joint Venture, with Main Street providing $17.0 million.  The Joint Venture invests primarily in syndicated senior secured loans to the upper middle market. To date we have contributed $56.8 million and currently have commitments outstanding of $11.2 million as of December 31, 2016.

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise.  Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies.  We have no currently pending material legal proceedings to which we are party or to which any of our assets is subject.

12.RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During the nine months ended December 31, 2016 and 2015, we received management and other fees from certain of our portfolio companies totaling $0.3 million and $0.5 million, respectively, which were recognized as Fees and other income on the Consolidated Statements of Operations.

13.SUBSEQUENT EVENTS

In January 2017, we received proceeds of $10.8 million from Hygea Holdings, including full repayment of our debt and proceeds from the sale of our warrants. In February 2017, we originated a new lower middle market investment in which we led a $17.1 million unitranche loan, syndicating out a $5.0 million first-out participation at closing and holding a $12.1 million last-out position. We also invested $1.0 million in equity in the transaction pari passu with the private equity sponsor.

14.SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and nine months ended December 31, 2016 and 2015 (share amounts presented in thousands).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Per Share Data:	2016	2015	2016	2015
Investment income[1]	$0.43	$0.21	$1.00	$0.34
Operating expenses[1]	(0.22)	(0.25)	(0.61)	(1.15)
Income taxes[1]	(0.03)	0.04	(0.10)	0.03
Net investment income (loss)[1]	0.18	0.00	0.29	(0.78)
Dividends to shareholders	(0.17)	—	(0.34)	(0)
Taxes incurred on deemed capital gain distributions	—	(0.19)	—	(0.19)
Net realized gain (loss)[1]	0.00	(0.52)	0.24	(0.69)
Net increase (decrease) in unrealized appreciation of investments[1]	0.31	0.45	0.58	0.97
Spin-off Compensation Plan distribution	0.00	(0.06)	(0.07)	(1.73)
Decrease in unrealized appreciation due to distributions to CSWI	—	—	—	(29.15)
Exercise of employee stock options[2]	(0.06)	—	(0.06)	(0.03)
Forfeiture (issuance) of restricted stock[3]	(0.14)	(0.15)	(0.15)	(0.44)
Share based compensation expense	0.02	0.01	0.05	0.06
Increase (decrease) in net asset value	0.14	(0.46)	0.54	(32.08)
Net asset value
Beginning of period	17.74	17.68	17.34	49.30
End of period	$17.88	$17.22	$17.88	$17.22

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	1.25%	0.70%	3.49%	3.20%
Ratio of net investment income to average net assets[4]	1.04%	0.00%	1.67%	(2.16)%
Total investment return[4,5]	11.02%	(2.93)%	19.03%	(2.68)%
Total return based on change in NAV[4,6]	0.96%	(2.93)%	4.27%	(2.68)%

Weighted-average fully diluted shares outstanding	15,931	15,751	15,832	15,695
Common shares outstanding at end of period	15,965	15,724	15,965	15,724

[1]	Based on weighted average of common shares outstanding for the period.
[2]	Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.
[3]	Reflects the impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.
[4]	Not annualized.
[5]

Total investment return based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by CSWC’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

[6]

Total return based on change in NAV was calculated using the sum of ending net asset value plus dividends to shareholders and other non-operating changes during the period, as divided by the beginning net asset value, and has not been annualized.

15.SIGNIFICANT SUBSIDIARIES

Media Recovery, Inc.

Media Recovery, Inc. (MRI), through its subsidiary, ShockWatch, provides solutions that currently enable over 3,000 customers and some 200 partners in 62 countries to detect mishandling that causes product damage and spoilage during transport and storage. The ShockWatch product portfolio includes impact, tilt, temperature, vibration, and humidity detection systems and is widely used in the energy, transportation, aerospace, defense, food, pharmaceutical, medical device, consumer goods and manufacturing sectors. MRI completed the divestiture of DataSpan, Inc., a leading data storage, products, and management provider, to DataSpan Holdings in September 2014, and continued to provide post-closing services to DataSpan Holdings under a transition services agreement (“TSA”) through June 27, 2015.   Our valuation is based primarily on adjusted EBITDA.

At December 31, 2016, the value of Media Recovery, Inc. represented 12.3% of our total assets. Below is certain selected key financial data from its Balance Sheet at December 31, 2016 and March 31, 2016 and Income Statement for the three and nine months ended December 31, 2016 and 2015.

	December 31, 2016	March 31, 2016
Current Assets	$11,059,272	$11,242,247
Non-Current Assets	23,445,419	23,643,815
Current Liabilities	2,145,316	1,996,523
Non-Current Liabilities	$3,511,483	$2,239,678

	Three months ended		Nine months ended
	12/31/2016	12/31/2015	12/31/2016	12/31/2015
Revenue	$4,821,115	$4,905,170	$14,646,459	$15,071,652
Income (loss) from continuing operations	348,766	318,954	664,435	(175,667)
Net income	348,766	318,954	664,435	(294,977)

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street to form I-45 SLF LLC. I-45 SLF began investing in syndicated senior secured loans to the upper middle market during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF totaled $85.0 million, consisting of $68.0 million from us and $17.0 million from Main Street.  Approximately $71.0 million was funded as of December 31, 2016, relating to these commitments, of which $56.8 million was from CSWC. We own 80.0% of I-45 SLF and have a profits interest of 75.6%, while Main Street owns 20.0% and has a profits interest of 24.4%.  I-45 SLF's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street.

As of December 31, 2016, I-45 SLF had total assets of $200.7 million. I-45 SLF currently has approximately $186.6 million of credit investments at fair value as of December 31, 2016. The portfolio companies in I-45 SLF are in industries similar to those in which we may invest directly. As of December 31, 2016, approximately $3.9 million were unsettled trades. During the three months ended December 31, 2016, I-45 SLF declared a total dividend of $3.1 million of which $2.4 million was paid out to CSWC in January.

Additionally, I-45 SLF closed on a $75.0 million 5-year senior secured credit facility with Deutsche Bank AG (“Deutsche Bank facility”). This facility includes an accordion feature which will allow I-45 SLF to achieve leverage of up to 2x debt-to-equity.  Borrowings under the facility are secured by all of the assets of I-45 SLF and bear interest at a rate equal to plus 2.5% per annum. During the nine months ended December 31, 2016, I-45 SLF increased debt commitments outstanding by an additional $70.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $145.0 million. Under the Deutsche Bank facility, $120.0 million has been drawn as of December 31, 2016.

Below is a summary of I-45 SLF’s portfolio, followed by a listing of the individual loans in I-45 SLF’s portfolio as of December 31, 2016 and March 31, 2016:

I-45 SLF LLC Loan Portfolio as of December 31, 2016

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Ahead, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	$4,750,000	$4,640,065	$4,767,813
American Scaffold Holdings	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,943,750	2,903,807	2,929,031
American Teleconferencing	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	5,786,649	5,287,958	5,667,329
		Second Lien	6/6/2022	L+9.50% (Floor 1.00%)	1,708,571	1,641,515	1,641,515
Ansira Partners	Business services	First Lien	12/31/2022	L+6.50% (Floor 1.00%)	3,927,273	3,882,273	3,893,523
Array Technologies	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	4,750,000	4,661,516	4,655,000
ATX Networks Corp.	Technology products & components	First Lien	6/12/2021	L+6.00% (Floor 1.00%)	4,937,343	4,887,224	4,850,940
Beaver-Visitec International	Healthcare products	First Lien	8/21/2023	L+5.00% (Floor 1.00%)	4,987,500	4,939,602	4,987,500
California Pizza Kitchen	Food, agriculture & beverage	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	4,987,500	4,940,478	4,976,079
CMN.com (Higher Education)	Consumer services	First Lien	10/15/2021	L+6.00% (Floor 1.00%)	6,956,250	6,821,620	6,821,620
Compuware Corporation	Software & IT services	First Lien	12/15/2019	L+5.25% (Floor 1.00%)	2,805,195	2,725,036	2,822,741
Contextmedia	Media, marketing & entertainment	First Lien	12/31/2021	L+6.50% (Floor 1.00%)	2,000,000	1,800,219	1,830,000
CRGT	Aerospace & defense	First Lien	12/19/2020	L+6.50% (Floor 1.00%)	3,275,257	3,271,916	3,283,445
Digital River	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	7,015,452	6,986,502	7,076,837
Digital Room	Paper & forest products	Second Lien	5/28/2023	L+10.00% (Floor 1.00%)	4,000,000	3,921,076	3,920,000
Hunter Defense Technologies	Aerospace & defense	First Lien	8/5/2019	L+6.00% (Floor 1.00%)	2,763,158	2,755,547	2,569,737
ICSH, Inc.	Containers & packaging	First Lien	12/31/2018	L+5.75% (Floor 1.00%)	6,931,843	6,899,763	6,918,434
iEnergizer	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	5,359,299	4,953,184	5,198,520
IG Investments Holdings	Business services	First Lien	10/31/2021	L+5.00% (Floor 1.00%)	2,487,047	2,475,286	2,508,186
Imagine! Print Solutions	Media, marketing & entertainment	First Lien	3/30/2022	L+6.00% (Floor 1.00%)	3,574,492	3,533,736	3,637,046

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
InfoGroup Inc.	Software & IT services	First Lien	5/28/2018	L+5.50% (Floor 1.50%)	5,929,278	5,807,558	5,869,066
Integro Parent Inc.	Business services	First Lien	11/2/2022	L+5.75% (Floor 1.00%)	4,951,424	4,796,250	4,901,909
iPayment, Inc.	Financial services	First Lien	5/8/2017	L+5.25% (Floor 1.50%)	4,964,029	4,933,937	4,790,288
Jet Support Services, Inc.	Aerospace & defense	First Lien	8/31/2021	L+6.50% (Floor 1.00%)	4,687,500	4,599,497	4,664,063
Kendra Scott	Consumer products & retail	First Lien	7/17/2020	L+6.00% (Floor 1.00%)	4,711,234	4,705,171	4,687,678
LTI Holdings, Inc.	Industrial products	First Lien	4/17/2022	L+4.25% (Floor 1.00%)	1,979,899	1,775,905	1,955,151
Mood Media Corporation	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.00%)	4,514,895	4,429,329	4,364,391
MWI Holdings	Industrial products	First Lien	6/29/2020	L+5.50% (Floor 1.00%)	4,975,000	4,930,696	4,999,875
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	6/4/2020	L+6.25% (Floor 1.00%)	5,919,546	5,902,591	5,889,949
Northstar Travel	Media, marketing & entertainment	First Lien	6/7/2022	L+6.25% (Floor 1.00%)	4,143,750	4,086,517	4,128,211
PetValu	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,987,500	4,941,597	5,006,203
Polycom	Telecommunications	First Lien	9/27/2023	L+6.50% (Floor 1.00%)	6,769,583	6,531,915	6,828,817
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	4,561,899	4,557,767	4,584,709
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	394,936	407,869
PT Network	Healthcare products	First Lien	11/30/2021	L+6.50% (Floor 1.00%)	3,611,111	3,561,987	3,541,880
Redbox Automated Retail	Gaming & leisure	First Lien	9/27/2021	L+7.50% (Floor 1.00%)	6,693,750	6,502,025	6,528,080
Sigma Electric	Industrial products	First Lien	8/31/2021	L+7.50% (Floor 1.00%)	5,000,000	4,880,476	4,880,476
SRP Companies	Consumer services	First Lien	9/8/2023	L+6.50% (Floor 1.00%)	4,945,055	4,887,094	4,915,055
TaxACT	Financial services	First Lien	12/31/2022	L+6.00% (Floor 1.00%)	1,487,288	1,448,867	1,498,443
Terra Millennium	Industrial products	First Lien	11/23/2022	L+6.25% (Floor 1.00%)	7,000,000	6,930,275	6,965,000
Tweddle Group	Media, marketing & entertainment	First Lien	10/24/2022	L+6.00% (Floor 1.00%)	2,538,462	2,488,792	2,525,769
US Joiner (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	4,803,898	4,744,790	4,779,879

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
Water Pik, Inc.	Consumer products & retail	First Lien	7/8/2020	L+4.75% (Floor 1.00%)	1,173,221	1,171,010	1,178,125
		Second Lien	1/8/2021	L+8.75% (Floor 1.00%)	1,789,474	1,754,541	1,797,312

Total Investments						$184,691,846	$186,643,494

[1]

Represents the interest rate as of December 31, 2016. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2016.  Certain investments are subject to a LIBOR or Prime interest rate floor.

[2]

Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of the Joint Venture. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

I-45 SLF LLC Loan Portfolio as of March 31, 2016

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Ahead, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	$4,937,500	$4,800,794	$4,814,063
ATX Networks Corp.	Technology products & components	First Lien	6/12/2021	L+6.00% (Floor 1.00%)	4,974,937	4,915,874	4,925,188
BDF Acquisition Corp.	Consumer products & retail	Second Lien	2/12/2022	L+8.00% (Floor 1.00%)	3,000,000	2,859,650	2,895,000
Compuware Corporation	Software & IT services	First Lien	12/15/2019	L+5.25% (Floor 1.00%)	2,922,078	2,854,681	2,829,857
CRGT	Aerospace & defense	First Lien	12/19/2020	L+6.50% (Floor 1.00%)	3,923,567	3,918,804	3,913,758
Digital River	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	5,415,452	5,383,375	5,408,683
Hunter Defense Technologies	Aerospace & Defense	First Lien	8/5/2019	L+5.50% (Floor 1.00%)	2,960,526	2,950,002	2,442,434
ICSH, Inc.	Containers & packaging	First Lien	12/31/2018	L+5.75% (Floor 1.00%)	4,974,243	4,953,875	4,941,503
Imagine! Print Solutions	Media, marketing & entertainment	First Lien	3/30/2022	L+6.00% (Floor 1.00%)	3,000,000	2,947,500	3,011,250
Integro Parent Inc.	Business services	First Lien	11/2/2022	L+5.75% (Floor 1.00%)	4,988,287	4,821,625	4,813,697
iPayment, Inc.	Financial services	First Lien	5/8/2017	L+5.25% (Floor 1.00%)	5,000,000	4,904,057	4,778,150
Jet Support Services, Inc.	Aerospace & defense	First Lien	8/31/2021	L+6.50% (Floor 1.00%)	4,875,000	4,768,698	4,631,250
Kendra Scott	Consumer products & retail	First Lien	7/17/2020	L+6.00% (Floor 1.00%)	4,899,684	4,892,037	4,887,434
LTI Holdings, Inc.	Industrial products	First Lien	4/17/2022	L+4.25% (Floor 1.00%)	1,994,975	1,760,565	1,890,239
MediMedia USA	Healthcare services	First Lien	11/20/2018	L+6.75% (Floor 1.25%)	5,000,000	4,876,157	4,887,500
Milk Specialties	Food, agriculture & beverage	First Lien	11/9/2018	L+7.00% (Floor 1.25%)	3,686,288	3,681,983	3,693,200
Mood Media Corporation	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.00%)	4,549,714	4,435,393	4,260,375
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	6/4/2020	L+6.25% (Floor 1.00%)	4,962,311	4,951,057	4,853,785
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	4,824,760	4,819,070	4,812,698
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	392,850	400,950
Stardust Finance Holdings, Inc.	Buildings & infrastructure products	First Lien	3/13/2022	L+5.50% (Floor 1.00%)	4,974,874	4,928,459	4,937,563

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
TaxACT	Financial services	First Lien	12/31/2022	L+6.00% (Floor 1.00%)	4,500,000	4,369,102	4,432,500
US Joiner (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	2,992,366	2,940,000	2,947,481
Vivid Seats	Media, marketing & entertainment	First Lien	3/1/2022	L+6.00% (Floor 1.00%)	5,000,000	4,653,688	4,737,500
Water Pik, Inc.	Consumer products & retail	First Lien	7/8/2020	L+4.75% (Floor 1.00%)	1,191,287	1,188,560	1,179,868
		Second Lien	1/8/2021	L+8.75% (Floor 1.00%)	1,912,281	1,867,957	1,888,377

Total Investments						$99,835,813	$99,214,303

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

Below is certain summarized financial information for I-45 SLF LLC as of December 31, 2016 and for the three and nine months ended December 31, 2016 (amounts in thousands):

	December 31, 2016	March 31, 2016
Selected Balance Sheet Information:
Investments, at fair value (cost $184,692 and $99,836)	$186,643	$99,214
Cash and cash equivalents	11,775	2,181
Deferred financing costs and other assets	1,626	1,060
Interest receivable	661	436
Total assets	$200,705	$102,891

Senior credit facility payable	$120,000	$48,000
Payable for unsettled transactions	3,888	8,040
Other liabilities	3,310	1,494
Total liabilities	$127,198	$57,534
Members’ equity	73,507	45,357
Total liabilities and net assets	$200,705	$102,891

	Three months ended	Nine Months Ended
	December 31, 2016	December 31, 2016
Selected Statement of Operations Information:
Total revenues	$3,706	$8,639
Total expenses	(1,276)	(2,996)
Net investment income	2,430	5,643
Net unrealized appreciation	115	2,512
Net realized gains	845	1,205
Net increase in members’ equity resulting from operations	$3,390	$9,360

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “believe,” “estimate,” “expect,” “intend,” “will,” “may,” “could,” “continue” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the year ended March 31, 2016 and in this Form 10-Q.  The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made.  You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the year ended March 31, 2016.  We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We focus on senior and subordinated investments in the lower middle market, private loan transactions (club deals), and first and second lien syndicated loans to larger middle market companies.  Our target lower middle market companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 million and $15.0 million. Our target club deal companies typically have annual EBITDA between $15.0 million and $50.0 million.  We believe that these companies have less access to capital and that the market for such capital is underserved relative to larger companies. Companies of this size are generally privately held and are less well known to traditional capital sources such as commercial and investment banks. Our target investment in syndicated first and second lien loan investments are in larger middle market companies that typically have annual EBITDA that is greater than $50 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

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

Following the Share Distribution, we have maintained operations as an internally-managed BDC and pursue a credit-focused investing strategy. We continue to provide capital to middle-market companies. We invest primarily in debt securities, including senior debt, second lien and subordinated debt, and may also invest in preferred stock and common stock alongside our debt investments or through warrants. We also invest in broadly syndicated first and second lien loans to larger middle market companies.

PORTFOLIO COMPOSITION

The total value of our investment portfolio was $267.1 million as of December 31, 2016, as compared to $178.4 million as of March 31, 2016. As of December 31, 2016, we had investments in 29 portfolio companies with an aggregate cost of $229.2 million. As of March 31, 2016, we had investments in 23 portfolio companies with an aggregate cost of $150.1 million.

As of December 31, 2016 and March 31, 2016, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
December 31, 2016:
1st lien loans[1]	$89.5	39.1%	$90.5	33.9%
2nd lien loans	49.1	21.4	48.6	18.2
Subordinated debt	12.4	5.4	12.4	4.6
Preferred equity, common equity & warrants	21.4	9.3	56.9	21.3
I-45 SLF LLC[2]	56.8	24.8	58.7	22.0
	$229.2	100.0%	$267.1	100.0%

March 31, 2016:
1st lien loans	$39.3	26.2%	$39.5	22.1%
2nd lien loans	39.0	26.0	38.2	21.4
Subordinated debt	15.1	10.1	15.1	8.5
Preferred equity, common equity & warrants	19.9	13.2	49.3	27.6
I-45 SLF LLC[2]	36.8	24.5	36.3	20.4
	$150.1	100.0%	$178.4	100.0%

[1]	Included in 1st lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.
[2]

I-45 SLF, LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans in the upper middle market. The portfolio companies held by I-45 SLF represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. We own 80.0% of I-45 SLF and have a profits interest of 75.6%, while Main Street Capital owns 30.0% and has a profits interest of 24.4%. I-45 SLF’s Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from our Company and Main Street.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of December 31, 2016 and March 31, 2016:

	As of December 31, 2016
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$12,146	8.0%
2	139,319	92.0
3	-	-
4	-	-
Total	$151,465	100.0%

	As of March 31, 2016
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$4,626	5.0%
2	88,205	95.0
3	-	-
4	-	-
Total	$92,831	100.0%

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

As of December 31, 2016 and March 31, 2016, we did not have any investments on non-accrual status.

Investment Activity

During the nine months ended December 31, 2016, we made debt investments in eleven new portfolio companies totaling $75.4 million, follow-on debt investments in three portfolio companies totaling $6.6 million, and an equity investment in one existing portfolio company totaling $20.0 million. We received contractual principal repayments totaling approximately $2.9 million and prepayments of approximately $17.9 million. We converted a  subordinated debt investment in one portfolio company into an equity investment. We received proceeds related to the sales of certain debt and equity securities totaling $6.4 million and recognized net realized gains on such sales totaling $3.2 million.

During the nine months ended December 31, 2015, we made debt investments in eleven new portfolio companies totaling $50.3 million, follow-on debt investments in two portfolio companies totaling $0.9 million, and an equity investment in I-45 SLF LLC totaling $28.8 million. We received proceeds related to the sales of certain subordinated debt, equity securities and partnership interests totaling $19.6 million and recognized net realized losses on such sales totaling $10.8 million.

Total portfolio investment activity for the nine months ended December 31, 2016 and 2015 was as follows (dollars in thousands):

				Preferred &
	1st Lien	2nd Lien	Subordinated	Common	Partnership	I-45 SLF,
Nine months ended December 31, 2016	Loans	Loans	Debt	Equity	Interest	LLC	Total
Fair value, beginning of period	$39,491	$38,227	$15,114	$49,267	$-	$36,337	$178,436
New investments	64,918	17,131	-	-	-	20,000	102,049
Proceeds from sales of investments	-	(1,955)	-	(4,441)	-	-	(6,396)
Principal repayments received	(15,445)	(5,307)	(59)	-	-	-	(20,811)
Accretion of loan discounts	203	68	26	-	-	-	297
Conversion of security from debt to equity	-	-	(2,715)	2,715	-	-	-
Realized gain (loss)	515	193	28	3,180	-	-	3,916
Unrealized gain (loss)	843	190	(1)	6,239	-	2,369	9,640
Fair value, end of period	$90,525	$48,547	$12,393	$56,960	$-	$58,706	$267,131
Weighted average yield on debt investments at end of period							10.32%
Weighted average yield on total investments at end of period							10.79%

				Preferred &
	1st Lien	2nd Lien	Subordinated	Common	Partnership	I-45 SLF,
Nine months ended December 31, 2015	Loans	Loans	Debt	Equity	Interest	LLC	Total
Fair value, beginning of period	$-	$6,895	$2,906	$517,306	$8,429	$-	$535,536
New investments	11,284	32,023	7,937	-	-	28,800	80,044
Proceeds from sales of investments	-	-	(150)	(14,262)	(5,221)	-	(19,633)
Principal repayments received	-	(5)	-	-	-	-	(5)
Cost of investments spun off	-	-	-	(6,981)	-	-	(6,981)
Accretion of loan discounts	-	32	11	-	-	-	43
Realized gain (loss)	-	5	(1,186)	(5,317)	(4,320)	-	(10,818)
Unrealized gain (loss)	-	-	1,178	13,174	1,112	(376)	15,088
Decrease in unrealized appreciation related to spin-off investments	-	-	-	(458,338)	-	-	(458,338)
Fair value, end of period	$11,284	$38,950	$10,696	$45,582	$-	$28,424	$134,936
Weighted average yield on debt investments at end of period							10.31%
Weighted average yield on total investments at end of period							10.82%

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase (decrease) increase in net assets from operations” and consists of three elements.  The first is “Net investment income (loss),” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost, net of applicable income tax expense based on our tax year.  The third element is the “Net increase (decrease) in unrealized appreciation of investments,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain (loss) on investments” and “Net increase

(decrease) in unrealized appreciation of investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Comparison of three months ended December 31, 2016 and December 31, 2015

	Three Months Ended
	December 31,		Net Change
	2016	2015	Amount	%
	(in thousands)
Total investment income	$6,865	$3,307	$3,558	107.6%
Total operating expenses	(3,456)	(3,934)	478	12.2%
Pre-tax net investment income (loss)	3,409	(627)	4,036	643.7%
Income tax expense	536	(607)	1,143	188.3%
Net investment income (loss)	2,873	(20)	2,893	14,465.0%
Net realized gain (loss) on investments before income tax	72	(8,170)	8,242	100.9%
Net increase in net unrealized appreciation on investments	4,940	7,060	(2,120)	30.0%
Net increase (decrease) in net assets from operations	$7,885	$(1,130)	$9,015	(797.8)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended December 31, 2016, Capital Southwest reported investment income of $6.9 million, a $3.6 million,  or 107.6%, increase as compared to the quarter ended December 31, 2015. The increase was primarily due to a $2.2 million, or 155.1%, increase in interest income generated from our debt investments, as well as an increase of $1.5 million in dividend income due to dividends received from I-45 SLF LLC and Media Recovery, Inc.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to employees’ and directors’ compensation, office expenses, and legal, professional and accounting fees.

For the three months ended December 31, 2016, our total operating expenses were $3.5 million, a decrease of $0.5 million, or 12.2%, as compared to the total operating expenses of $3.9 million for the three months ended December 31, 2015. The decrease was primarily attributable to a decrease in legal fees and compensation expense for the three months ended December 31, 2016.

Net Investment Income/Loss

For the three months ended December 31, 2016, pre-tax net investment income increased by $4.0 million, or 643.7%. As a result of the $3.6 million increase in total investment income and the $0.5 million decrease in operating expenses, net investment income increased from the prior year period to $2.9 million.

Increase/Decrease in Net Assets from Operations

During the three months ended December 31, 2016, we recognized realized gains totaling $0.1 million, which consisted of net gains on the partial repayments of eleven non-control/non-affiliate investments, full repayment on one non-control/non-affiliate investment, the sale of one equity investment, and the conversion of one investment from debt to equity. In addition, during the three months ended December 31, 2016, we recorded a net increase in unrealized appreciation of investments totaling $5.0 million, consisting of net unrealized appreciation on our current portfolio of $5.6 million and the reversal of $0.6 million of net unrealized appreciation recognized in prior periods due to realized gains noted above.

During the three months ended December 31, 2015, we recognized realized losses totaling $8.2 million, which consisted of net losses on the sale and write-off of certain equity securities. In addition, during the three months ended December 31, 2015, we recorded a net increase in unrealized appreciation of investments totaling $7.1 million, consisting of net unrealized appreciation on our current portfolio of $7.0 million and the reversal of $0.1 million of net unrealized depreciation recognized in prior periods due to realized losses noted above.

Comparison of nine months ended December 31, 2016 and December 31, 2015

	Nine Months Ended
	December 31,		Net Change
	2016	2015	Amount	%
	(in thousands)
Total investment income	$15,748	$5,349	$10,399	194.4%
Total operating expenses	(9,644)	(18,022)	8,378	46.5%
Pre-tax net investment income (loss)	6,104	(12,673)	18,777	148.2%
Income tax (benefit) expense	1,495	(489)	1,984	405.7%
Net investment income (loss)	4,609	(12,184)	16,793	137.8%
Net realized gain (loss) on investments before income tax	3,798	(10,818)	14,616	135.1%
Net increase in net unrealized appreciation on investments	9,093	15,088	(5,995)	39.7%
Net increase (decrease) in net assets from operations	$17,500	$(7,914)	$25,414	(321.1)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the nine months ended December 31, 2016, Capital Southwest reported investment income of $15.7 million, a $10.4 million,  or 194.4%, increase as compared to the nine months ended December 31, 2015. The increase was primarily due to a $5.7 million, or 202.6%, increase in interest income generated from our debt investments, as well as an increase of $4.9 million in dividend income due to dividends received from I-45 SLF LLC and Media Recovery, Inc.

Operating Expenses

For the nine months ended December 31, 2016, our total operating expenses were $9.6 million, a decrease of $8.4 million, or 46.5%, as compared to total operating expenses of $18.0 million for the nine months ended December 31, 2015. The decrease was primarily attributable to one-time expenses incurred in the nine months ended December 31, 2015 in connection with the Share Distribution.

Net Investment Income/Loss

For the nine months ended December 31, 2016, pre-tax net investment income increased by $18.8 million, or 148.2%. As a result of the $10.4 million increase in total investment income and the $8.4 million decrease in operating expenses, net investment income increased from the prior period to $4.6 million.

Increase/Decrease in Net Assets from Operations

During the nine months ended December 31, 2016, we recognized realized gains totaling $3.8 million, which consisted of net gains on the partial repayments of twelve non-control/non-affiliate investments, prepayment of two non-control/non-affiliate investments, the sale of certain equity securities, the conversion of one investment from debt to equity and the write down of one escrow receivable. In addition, during the nine months ended December 31, 2016, we recorded a net increase in unrealized appreciation of investments totaling $9.1 million, consisting of net unrealized appreciation on our current portfolio of $13.6 million, the reversal of $4.0 million of net unrealized appreciation recognized in prior periods due to the realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.5 million.

During the nine months ended December 31, 2015, we recognized realized losses totaling $10.8 million, which primarily consisted of net losses on the sale of certain equity securities and partnership investments. In addition, during the nine months ended December 31, 2015, we recorded net unrealized appreciation of $15.1 million, consisting of net unrealized appreciation on our current portfolio of $6.6 million and the reversal of $9.0 million of net unrealized depreciation recognized in prior periods due to the realized losses noted above.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, the Company had cash and cash equivalents of approximately $32.7 million and $85.0 million of unused capacity under the Credit Facility.

The Credit Facility, which provides additional liquidity to support our investment and operational activities, includes total commitments of $100.0 million from a diversified group of five lenders and matures in August 2020. The Credit Facility also contains an accordion feature which allows us to increase the total commitments under the facility up to $150.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

Our primary use of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock. Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by the financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-going basis, we evaluate our estimates, including those related to the matters below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2016 and March 31, 2016, our investment portfolio at fair value represented approximately 85.5%  and 62.7%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

While management believes our valuation methodologies are appropriate and consistent with market participants, the recorded values of our investment portfolio may differ materially from the fair values of our investments that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance, and other events may occur over the lives of the investments that may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

Our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, our determination of the fair value for our investment portfolio in accordance with 1940 Act requirements. We believe our investment portfolio as of December 31, 2016 and March 31, 2016 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the record date. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Any remaining discount/premium is accreted or amortized into income upon prepayment of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2016 and March 31, 2016, we did not have any investments on non-accrual status.

Recently Issued Accounting Standards

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. CSWC is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. CSWC is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-

specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. CSWC is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

OFF-BALANCE SHEET ARRANGEMENTS

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2016, we had a total of approximately $11.2 million in outstanding commitments comprised of one investment with equity capital commitments that had not been fully called.

RECENT DEVELOPMENTS

In January 2017, we received proceeds of $10.8 million from Hygea Holdings, including full repayment of our debt and proceeds from the sale of our warrants. In February 2017, we originated a new lower middle market investment in which we led a $17.1 million unitranche loan, syndicating out a $5.0 million first-out participation at closing and holding a $12.1 million last-out position. We also invested $1.0 million in equity in the transaction pari passu with the private equity sponsor.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio consists of debt and equity securities of private companies. We are subject to financial market risks, including changes in interest rates for debt securities of private companies. Changes in interest rates may affect our interest income from portfolio investments and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2016, approximately 91.8% of our debt investment portfolio (at fair value) bore interest at floating rates, 94.4% of which were subject to contractual minimum interest rates. As of December 31, 2016, none of our idle fund investments bore interest at floating rates.

Our investment performance is also a function of our equity securities of portfolio companies’ profitability, which may be affected by economic cycles, competitive forces, and production costs including labor rates, raw material prices and certain basic commodity prices.  All of these factors may have an adverse effect on the value of our investments and on our net asset value.

Item 4.Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the

Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of December 31, 2016.

During the three months ended December 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We will have a continuing need for capital to finance our investments. We are party to a senior secured credit facility (the “Credit Facility”), dated as of August 30, 2016, which provides us with a revolving credit line of up to $100.0 million, which has $15.0 million drawn as of December 31, 2016. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated net worth, minimum consolidated interest coverage ratio, minimum regulatory asset coverage, and maintenance of RIC and BDC status. The Credit Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenants, bankruptcy, and change of control. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

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

As of December 31, 2016, we had $15.0 million debt outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, on a per annum basis at a rate equal to the applicable LIBOR rate (1.00% as of December 31, 2016) plus 3.25%. For the first six months following the close of the Credit Facility, we pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Subsequent to that period, the unused commitment fee is 0.50% to 1.50% based on utilization. The Credit Facility is secured by all of our assets. If we are unable to meet the financial obligations under the Credit Facility, the lenders under the Credit Facility may exercise its remedies under the Credit Facility as the result of a default by us.

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

CAPITAL SOUTHWEST CORPORATION

February 7, 2017	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

February 7, 2017	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer