Form 10-K
period 2017-03-31
CAPITAL SOUTHWEST CORP
filed 2017-06-01
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                              to

Commission File Number: 814-00061

CAPITAL SOUTHWEST CORPORATION

(Exact name of registrant as specified in its charter)

Texas	75-1072796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Lyndon B Johnson Freeway, Suite 1300, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (214) 238-5700

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.25 par value per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻                  Accelerated filer ☒

Non-accelerated filer   ◻       (Do not check if a smaller reporting company)

Smaller reporting company ◻           Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check  mark  whether  the   registrant  is  a  shell  company  (as defined in Rule 12b-2  of  the  Act).

YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2016 was $217,148,429 based on the last sale price of such stock as quoted by The Nasdaq Global Select Market on such date.

The number of shares of common stock, $0.25 par value per share, outstanding as of May 31, 2017 was 16,011,296.

Documents Incorporated by Reference

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held August 2, 2017 are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations.  Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements involve risks and uncertainties and are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. We believe these factors include, but are not limited to, the following:

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

•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;
•	the return or impact of current and future investments;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of fluctuations in interest rates on our business;
•	market conditions and our ability to access additional capital; and
•	the timing, form and amount of any dividend distributions.

For a discussion of these and other factors that could cause our actual results to differ materially from forward-looking statements contained in this Annual Report, please see the discussion under “Risk Factors” in Item 1A.    We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements and you should carefully consider all of the factors identified in this report that could cause actual results to differ. We assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law.

PART I

Item 1.     Business

ORGANIZATION

Capital Southwest Corporation (“CSWC”) is an investment company that specializes in providing customized financing to middle market companies in a broad range of industry segments located primarily in the United States. Our common stock currently trades on The Nasdaq Global Select Market under the ticker symbol “CSWC.”

CSWC was organized as a Texas corporation on April 19, 1961.  Until September 1969, we operated as a small business investment company (“SBIC”) licensed under the Small Business Investment Act of 1958.  At that time, CSWC transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation (“CSVC”), certain assets including our license as a “SBIC”.  CSVC was a closed-end, non-diversified investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).  Effective June 14, 2016, CSVC was dissolved and its SBIC license was surrendered. All assets held in CSVC were transferred to CSWC upon dissolution. Prior to March 30, 1988, CSWC was registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, we elected to be treated as a business development company (“BDC”) subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980. In order to remain a BDC, we must meet certain specified requirements under the 1940 Act, including investing at least 70.0% of our assets in eligible portfolio companies and limiting the amount of leverage we incur.

We are also a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986 (the “Code”). As such, we are not required to pay corporate-level income tax on our investment income. We intend to maintain our RIC status, which requires that we qualify annually as a RIC by meeting certain specified requirements.

Capital Southwest Management Corporation (“CSMC”), a wholly-owned subsidiary of CSWC, is the management company for CSWC.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for day-to-day operations.

CSWC also has a direct wholly owned subsidiary that has been elected to be a taxable entity (the “Taxable Subsidiary”). The primary purpose of the Taxable Subsidiary is to permit CSWC to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still allow us to satisfy the RIC tax requirement that at least 90.0% of our gross income for federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary is taxed at normal corporate tax rates based on its taxable income.

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

The following diagram depicts CSWC’s organizational structure:

Employees

As of March 31, 2017, we had seventeen employees, each of whom was employed by our management company, CSMC.  These employees include our corporate officers, investment and portfolio management professionals and administrative staff. All of our employees are located in our principal executive offices in Dallas, Texas.

Corporate Information

Our principal executive offices are located at 5400 Lyndon B. Johnson Freeway, Suite 1300, Dallas, Texas 75240.  We maintain a website at www.capitalsouthwest.com.  You can review the filings we have made with the Securities and Exchange Commission, the SEC, free of charge on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval System of the SEC, accessible at http://www.sec.gov.  We also make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports and any other reports filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after filing these reports with the SEC. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider that information to be part of this Annual Report on Form 10-K.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior and subordinated investments in lower middle market companies, as well as first and second lien syndicated loans in upper middle market companies.  Our target lower middle market (“LMM”) companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 million and $15.0 million and our lower middle market investments generally range in size from $5.0 million to $20.0 million. Our upper middle market (“UMM”) investments generally include syndicated first and second lien loan investments in companies with EBITDA generally greater than $50.0 million, and typically range in size from $3.0 million to $10.0 million.  We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is important to its business development activities.

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

Recent Developments

On April 3, 2017, CSWC paid regular dividends declared on February 28, 2017 in the amount of $3.0 million, or $0.19 per share, and special dividends declared in the amount of $4.2 million, or $0.26 per share.

On May 10, 2017, CSWC announced that the Chairman of the Board, Joseph B. Armes has informed the Company’s Board of Directors (the “Board”) of his decision not to stand for re-election at the Annual Meeting of Shareholders in August 2017. The Company reported this along with the plan for replacing Mr. Armes in connection with the Company’s upcoming annual meeting on August 3, 2017 in an 8-K filed with the SEC on that day.

On May 31, 2017, we announced that our board of directors had declared a $0.21 dividend per share for the quarter ended June 30, 2017. The record date for the dividend is June 15, 2017. The payment date for the dividend is July 3, 2017.

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

•

Applying Rigorous Underwriting Policies and Active Portfolio Management.  Our senior management team has implemented rigorous underwriting policies that are followed in each transaction. These policies include a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, which we believe allows us to better assess the company’s prospects. After investing in a company, we monitor the investment closely, typically receiving monthly, quarterly and annual financial statements. Senior management, together with the deal team and accounting and finance departments, meets at least monthly to analyze and discuss in detail the company’s financial performance and industry trends. We believe that our initial and ongoing portfolio review process allows us to monitor effectively the performance and prospects of our portfolio companies.

•

Investing Across Multiple Companies, Industries, Regions and End Markets.  We seek to maintain a portfolio of investments that is appropriately diverse among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets. However, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

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

•

Excellent Management:  Management teams with a proven record of achievement, exceptional ability, unyielding determination and integrity.  We believe management teams with these attributes are more likely to manage the companies in a manner that protects and enhances value.

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

Investment Process

We have an investment committee that is responsible for all aspects of our investment process relating to investments made by CSWC.  The current members of the investment committee are Bowen Diehl, Michael Sarner, Douglas Kelley and Joseph Armes. Following Mr. Armes’ anticipated departure from the board of directors of CSWC (the “Board of Directors”) at our upcoming 2017 annual meeting of shareholders, director David R. Brooks will replace Mr. Armes on the investment committee.

Our investment strategy involves a team approach, whereby our investment team screens potential transactions before they are presented to the investment committee for approval.  Transactions that are either above a certain hold size or outside our general investment policy will also be reviewed and approved by the Board of Directors.  Our investment team generally categorizes the investment process into six distinctive stages:

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

•

Due Diligence:  Due diligence is performed under the direction of our senior investment professionals, and involves our entire investment team as well as certain external resources, who together perform due diligence to understand the relationships among the prospective portfolio company’s business plan, operations, financial performance, and legal risks.  On our directly originated transactions, our due diligence will often include (1) conducting site visits with management and key personnel; (2) performing a detailed review of historical and projected financial statements, often with a third-party accounting firm, to evaluate the target company’s normalized cash flow; (3) interviewing key customers and suppliers; (4) evaluating company management, including a formal background check; (5) reviewing material contracts; (6) conducting an industry, market and strategy analysis; and (7) obtaining a review by legal, environmental or other consultants.  In instances where a financial sponsor is investing in the equity in a transaction, we will leverage work done by the financial sponsor for purposes of our due diligence.  In syndicated loan transactions, our due diligence may exclude direct customer and supplier interviews, and be limited to review of reports from the financial sponsor or syndication agent for industry and market analysis, and legal and environmental diligence.

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

•

Post-Investment:  We continuously monitor the status and progress of our portfolio companies, as well as our investment thesis developed at the time of investment.   We offer managerial assistance to our portfolio companies and provide them access to our investment experience, direct industry expertise and contacts.  The same investment team leader that was involved in the investment process will continue to be involved in the portfolio company post-investment.  This approach provides continuity of knowledge and allows the investment team to maintain a strong business relationship with the financial sponsor and key management of our portfolio companies.  As part of the monitoring process, members of our investment team will analyze monthly, quarterly and annual financial statements against previous periods, review financial projections, meet with the financial sponsor and management (when necessary), attend board meetings (when appropriate) and review all compliance certificates and covenants.

We utilize an internally developed investment rating system to rate the performance and monitor the expected level of returns for each debt investment in our portfolio.  The investment rating system takes into account both quantitative and qualitative factors of the portfolio company and the investments held therein, including each investment’s expected level of returns and the collectability of our debt investments, comparisons to competitors and other industry participants and the portfolio company’s future outlook.  The ratings are not intended to reflect the performance or expected level of returns of our equity investments.

•

Investment Rating 1 represents the least amount of risk in our portfolio. The investment is performing materially above underwriting expectations and the trends and risk factors are generally favorable.

•	Investment Rating 2 indicates the investment is performing as expected at the time of underwriting and the trends and risk factors are generally favorable to neutral.

•

Investment Rating 3 involves an investment performing below underwriting expectations and the trends and risk factors are generally neutral to negative.  The portfolio company or investment may be out of compliance with financial covenants and interest payments may be impaired, however principal payments are generally not past due.

•

Investment Rating 4 indicates that the investment is performing materially below underwriting expectations, the trends and risk factors are generally negative and the risk of the investment has increased substantially.  Interest and principal payments on our investment are likely to be impaired.

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

In conjunction with the internal valuation process, we have engaged multiple independent consulting firms that specialize in financial due diligence, valuation and business advisory services to provide third-party valuation reviews of the majority of our investments on a quarterly basis.  Our Board of Directors is ultimately responsible for determining the fair value of our investments in good faith.

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

DIVIDEND REINVESTMENT PLAN

We have adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of our shareholders. Under the DRIP, if we declare a dividend, registered shareholders who have opted into the DRIP as of the dividend record date will have their dividend automatically reinvested into additional shares of our common stock. The share requirements of the DRIP may be satisfied through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly-issued shares will be valued based upon the final closing price of CSWC’s common stock on a valuation date determined for each dividend by our Board of Directors. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs.

ELECTION TO BE REGULATED AS A BUSINESS DEVELOPMENT COMPANY

CSWC is a closed-end, non-diversified management investment company. CSWC has elected to be treated as a BDC under the 1940 Act. In addition, we have elected for CSWC to be treated as a  RIC under Subchapter M of the Code. Our election to be regulated as a BDC and our election to be treated as a RIC for federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.

•	We report our investments at market value or fair value with changes in value reported through our consolidated statements of operations.

In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” as determined in good faith by our Board of Directors. Changes in these values are reported through our statements of operations under the caption of “net unrealized appreciation (depreciation) on investments.” See “Determination of Net Asset Value and Portfolio Valuation Process” above.

•

We intend to distribute substantially all of our income to our shareholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute to shareholders (actually or constructively).

As a RIC, so long as we meet certain minimum distribution, source of income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our shareholders substantially all of our income. We may, however, make deemed distributions to our shareholders of any retained net long-term capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for tax years 2014,  2015 and 2016 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

In addition, we have a wholly-owned taxable subsidiary, or the Taxable Subsidiary, which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of our gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, if any, is reflected in our Consolidated Statements of Operations.

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

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (1) 67.0% or more of the voting securities of holders present or represented by proxy at a meeting if the holders of more than 50.0% of our outstanding voting securities are present or represented by proxy or (2) more than 50.0% of our voting securities.

The following is a brief description of the 1940 Act provisions applicable to BDCs, which is qualified in its entirety by reference to the full text of the 1940 Act and rules issued thereunder by the Securities and Exchange Commission (the “SEC”).

•

Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to conventional financial channels.  Companies that satisfy certain additional criteria are defined as “eligible portfolio companies.”  In general, in order to qualify as a BDC, a company must: (1) be a domestic company; (2) have registered a class of its securities pursuant to Section 12 of the Exchange Act; (3) operate for the purpose of investing in the securities of certain types of eligible portfolio companies, including early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (4) make available significant managerial assistance to such portfolio companies; and (5) file a proper notice of election with the SEC.

•

An eligible portfolio company generally is a domestic company that is not an investment company or is excluded from investment company status pursuant to exclusions for certain types of financial companies (such as brokerage firms, banks, insurance companies and investment banking firms) and that: (1) does not have a class of securities listed on a national securities exchange; (2) has a class of equity securities listed on a national securities exchange with a market capitalization of less than $250.0 million; or (3) is controlled by the BDC itself or together with others and has a representative on the board of directors of the company controlled by the BDC.  The 1940 Act presumes that a person has “control” of a portfolio company if that person owns at least 25.0% of its outstanding voting securities.

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

Senior Securities

We are permitted by the 1940 Act, under specific conditions, to issue multiple classes of debt and a single class of preferred stock if our asset coverage, as defined by the 1940 Act, is at least 200.0% after such issuance of debt or preferred stock (i.e. senior securities may not be in excess of our net assets).  Under specific conditions, we are also permitted by the 1940 Act to issue warrants.

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

Taxation as a Regulated Investment Company

Election to be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any income that we distribute to our shareholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

•

Derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test; and

•	Diversify our holdings so that at the end of each quarter of the taxable year:

o

at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

o

no more than 25.0% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (1) of one issuer (2) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (3) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

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

In order to meet the 90% Income Test, we have established a wholly owned subsidiary to hold assets from which we do not anticipate earning dividend, interest or other income under the 90% Income Test (the “Taxable Subsidiary”). We may establish additional subsidiaries for the same purpose in the future. Any investments held through a Taxable Subsidiary generally are subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (including debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount or payment-in-kind interest that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

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

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each shareholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of shareholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20.0% of the total distribution. Under these rulings, if too many shareholders elect to receive their distributions in cash, each such shareholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable shareholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

Distributions by us generally are taxable to U.S. shareholders as ordinary income or capital gain. Distributions of our “investment company taxable income” (which generally is our ordinary income excluding net capital gain) will be taxable as ordinary income to U.S. shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate U.S. shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for taxation at rates applicable to “qualifying dividends” at a maximum federal income tax rate of 20.0% provided that we properly report such distribution as “qualified dividend income” in a written statement furnished to our shareholders and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualifying dividends; therefore, our distributions generally will not qualify for the preferential rates applicable to qualified dividend income. Distributions of our net capital gain (which generally is our net long-term capital gain in excess of net short-term capital loss) properly designated by us as “capital gain dividends” will be taxable to a U.S. shareholder as long-term capital gain (at a maximum federal income tax rate of 20.0% in the case of individuals, trusts or estates), regardless of the U.S. shareholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. shareholder’s adjusted tax basis in such shareholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gain to such U.S. shareholder.

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

In general, non-corporate U.S. shareholders, including individuals, trusts and estates, are subject to U.S. federal income tax at a maximum rate of 20.0% on their net capital gain, or the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. shareholders currently are subject to U.S. federal income tax on net capital gain at the maximum 35.0% rate also applied to ordinary income. Non-corporate shareholders with net capital loss for a year (which we define as capital loss in excess of capital gain) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital loss of a noncorporate shareholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate shareholders generally may not deduct any net capital loss for a year, but may carry back such losses for three years or carry forward such losses for five years.

Certain U.S. shareholders who are individuals, estates or trusts generally are subject to a 3.8% Medicare surtax on the lesser of (1) the U.S. shareholder’s “net investment income” (or “undistributed net investment income” in the case of an estate or trust) for the relevant taxable year and (2) the excess of the U.S shareholder’s modified adjusted gross income for the taxable year over a certain threshold (which in the case of individuals is between $125,000 and $250,000, depending on the individual’s circumstances). A U.S. shareholder’s net investment income generally includes its dividends on, and capital gain from the sale or other disposition of, shares of our common stock.

A “publicly offered” RIC is a RIC whose shares are either (1) continuously offered pursuant to a public offering, (2) regularly traded on an established securities market or (3) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non-corporate shareholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional dividend to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. For non-corporate shareholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible only to individuals to the extent they exceed 2.0% of such a shareholder’s adjusted gross income, and are not deductible for AMT purposes. Because we anticipate that shares of our common stock will continue to be regularly traded on an established securities market, we believe that we will continue to qualify as a “publicly offered regulated investment company.”

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

We may be required to withhold U.S. federal income tax, or backup withholding at a rate of 28.0%, from all taxable distributions to any U.S. shareholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such shareholder is exempt from backup withholding (e.g., because it is a corporation) or (2) with respect to whom the IRS notifies us that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding tax is not an additional tax, and any amount withheld may be refunded or credited against the U.S. shareholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.

Under U.S. Treasury regulations, if a shareholder recognizes a loss with respect to shares of our stock of $2.0 million or more for an individual, S corporation, trust or a partnership with at least one non-corporate partner or $10.0 million or more for a shareholder that is either a corporation or a partnership with only corporate partners in any single taxable year (or a greater loss over a combination of years), the shareholder must file with the IRS a disclosure statement on IRS Form 8886 (or successor form). Direct shareholders of portfolio securities in many cases are exempted from this reporting requirement, but under current guidance, shareholders of a RIC are not exempted. Future guidance may extend the current exception from this reporting requirement to shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. Shareholders should consult their own tax advisors to determine the applicability of these regulations in light of their individual circumstances.

Taxation of Non-U.S. Shareholders

Whether an investment in the shares is appropriate for a Non-U.S. shareholder will depend upon that person’s particular circumstances. An investment in the shares by a Non-U.S. shareholder may have adverse tax consequences. Non-U.S. shareholders should consult their tax advisers before investing in our common stock.

Distributions of our “investment company taxable income” to Non-U.S. shareholders that are not “effectively connected” with a U.S. trade or business carried on by the Non-U.S. shareholder, will generally be subject to withholding of U.S. federal income tax at a rate of 30.0% (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits, unless an applicable exception applies.

Actual or deemed distributions of our net capital gain to a Non-U.S. shareholder, and gains realized by a Non-U.S. shareholder upon the sale of our common stock, that are not effectively connected with a U.S. trade or business carried on by the Non-U.S. shareholder, will generally not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless the Non-U.S. shareholder is a nonresident alien individual and is physically present in the United States for more than 182 days during the taxable year and meets certain other requirements. However, withholding of U.S. federal income tax at a rate of 30.0% on capital gain of nonresident alien individuals who are physically present in the United States for more than the 182 day period only applies in exceptional cases because any individual present in the United States for more than 182 days during the taxable year is generally treated as a resident for U.S. income tax purposes; in that case, he or she would be subject to U.S. income tax on his or her worldwide income at the graduated rates applicable to U.S. citizens, rather than the 30.0% U.S. federal withholding tax.

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

Distributions of our “investment company taxable income” and net capital gain (including deemed distributions) to Non-U.S. shareholders, and gain realized by Non-U.S. shareholders upon the sale of our common stock that is “effectively connected” with a U.S. trade or business carried on by the Non-U.S. shareholder (or if an income tax treaty applies, attributable to a “permanent establishment” in the United States), will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents and domestic corporations. Corporate Non-U.S. shareholders may also be subject to an additional branch profits tax at a rate of 30.0% imposed by the Code (or lower rate provided by an applicable treaty). In the case of a non-corporate Non-U.S. shareholder, we may be required to withhold U.S. federal income tax from distributions that are otherwise exempt from withholding tax (or taxable at a reduced rate) unless the Non-U.S. shareholder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption.

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

A Non-U.S. shareholder who is a nonresident alien individual may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. shareholder provides us or the dividend paying agent with an IRS Form W-8BEN or IRS Form W-8BEN-E, as applicable (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. shareholder or otherwise establishes an exemption from backup withholding.

Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

FATCA

Pursuant to Sections 1471 through 1474 of the Code and the Treasury Regulations and administrative guidance issued thereunder (“FATCA”), foreign financial institutions (which term includes most foreign hedge funds, private equity funds, mutual funds, securitization vehicles and other investment vehicles) and certain other foreign entities generally must comply with certain information reporting rules with respect to their U.S. account holders and investors or confront a 30% withholding tax on U.S.-source payments made to them (whether received as a beneficial owner or as an intermediary for another party). A foreign financial institution or such other foreign entity that does not comply with the FATCA reporting requirements will generally be subject to a 30% withholding tax with respect to any “withholdable payments.” For this purpose, withholdable payments generally include our dividends and, beginning after December 1, 2018, also include the entire gross proceeds from the sale or other disposition of our common stock, even if the payment would otherwise not be subject to U.S. nonresident withholding tax (e.g., because it is capital gain). Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules. We will not pay any additional amounts to in respect of any amounts withheld pursuant to FATCA. Under certain circumstances, a shareholder might be eligible for refunds or credits of such taxes.

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

Item 1A.     Risk Factors

Investing in our common stock involves a number of significant risks.  In addition to other information contained in this Annual Report on Form 10-K, investors should consider the following information before making an investment in our common stock.  The risks and uncertainties described below could materially adversely affect our business, financial conditions and results of operations. Risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.  If any of the following risks, or risks not presently known to us, actually occur,  the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Capital Southwest spun off 63.5% of our net asset value to shareholders in the Share Distribution and divested other major investments during the past three years. We emerged from these divestitures and the Share Distribution with a significantly different company profile.  Our historical financial statements included in this Form 10-K for  historical periods are not necessarily representative of the results we would have achieved as a stand-alone publicly traded company with a smaller market footprint.  Accordingly, this data may not be indicative of our future performance, or necessarily reflect what our financial position and results of operations or cash flows would have been, had we operated as a separate, stand-alone publicly-traded entity during all of the periods presented.

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

We will have a continuing need for capital to finance our investments. We are party to a senior secured credit facility (the “Credit Facility”), dated as of August 30, 2016, which provides us with a revolving credit line of up to $100.0 million, which has $25.0 million drawn as of March 31, 2017. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated net worth, minimum consolidated interest coverage ratio, minimum regulatory asset coverage, and maintenance of RIC and BDC status. The Credit Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenants, bankruptcy, and change of control. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

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

As of March 31,  2017, we had $25.0 million debt outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, on a per annum basis at a rate equal to the applicable LIBOR rate (1.13% as of March 31,  2017) plus 3.25%. For the first six months following the close of the Credit Facility, we paid unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Subsequent to that period, the unused commitment fee is 0.50% to 1.50% based on utilization. The Credit Facility is secured by substantially all of our assets. If we are unable to meet the financial obligations under the Credit Facility, the lenders under the Credit Facility may exercise its remedies under the Credit Facility as the result of a default by us.

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

Our ability to engage in significant equity transactions is limited due to the Share Distribution in order to preserve the tax-free status of the Share Distribution to CSWC for U.S. federal income tax purposes.  Even if the Share Distribution otherwise qualifies for tax-free treatment to CSWC’s shareholders under Section 355 of the Code, it may be taxable to CSWC under section 355(e) of the Code if 50.0% or more, by vote or value, of shares of our common stock or CSWI’s common stock are acquired or issued as part of a plan or series of related transactions that includes the Share Distribution. For this purpose, any acquisitions or issuances of CSWC’s common stock within two years before the Share Distribution, and any acquisitions or issuances of our common stock or CSWI’s common stock within two years after the Share Distribution, generally are presumed to be part of such a plan, although we or CSWI may be able to rebut that presumption. If an acquisition or issuance of shares of our common stock or CSWI’s common stock triggers the application of Section 355(e) of the Code, CSWC would recognize a taxable gain to the extent the fair market value of CSWI’s common stock exceeds our tax basis in CSWI’s common stock at the time of the Share Distribution.

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

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•

The annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90.0% of our net ordinary income and realized short-term capital gains in excess of realized net long-term capital losses.  Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4.0% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

•

The source of income requirement will be satisfied if we obtain at least 90.0% of our gross income for each taxable year from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year.  To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”).  In addition, no more than 25.0% of the value of our assets can be invested in the securities, other than U.S Government securities or securities of other RICs, (1) of one issuer (2) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (3) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

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

Even if the Company qualifies for taxation as a RIC, it may be subject to certain U.S. federal, state and local taxes on its income and assets. In addition, we may hold some of our assets through our Taxable Subsidiary, which is not consolidated for U.S. federal income tax purposes, or any other taxable subsidiary we may form. Any taxes paid by our subsidiary corporations would decrease the cash available for distribution to the Company’s stockholders.

Previously proposed legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after any borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of our assets). Legislation introduced in the U.S. House of Representatives, proposed to modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200.0% to 150.0%. If this legislation is passed, we may be able to incur additional indebtedness in the future and, therefore, your risk of an investment in our securities may increase.

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

Beyond our RIC asset diversification requirements, we do not have fixed guidelines for diversification, and from time to time our investments could be concentrated in relatively few portfolio companies for a number of reasons, including performance, our growth plans and different investment timelines. The concentration of our total assets in certain investments may fluctuate as the relative net asset values of these investments change relative to the net asset values of other investments in our portfolio and as we continue to make investments. Financial disruption, decreased revenues or changes in the business of any investment in which our assets are concentrated may have a material adverse effect on our financial condition, operating results and cash flows.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to an affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we are prohibited from buying or selling any security from or to that person or certain of that person’s affiliates, or entering into prohibited joint transactions with that person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital.

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

Even though we may have structured certain of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing our subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

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

Portfolio companies may fail to satisfy financial, operating or other covenants imposed by us or other lenders, which could lead to a default and, potentially, acceleration of its loans and foreclosure on its secured assets.  These events could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations, including under the debt or equity securities we hold.  We may also incur expenses to the extent necessary to recover upon a default or to negotiate new terms with the defaulting portfolio company.

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

We may distribute taxable dividends that are payable in part in our stock.  Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the shareholders election) would satisfy the Annual Distribution Requirement. The IRS has issued private letter rulings providing that a dividend payable in stock or in cash at the election of the shareholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20.0% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividends payable in stock.  In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

Quarter Ended	High	Low
March 31, 2017	$16.91	$15.04
December 31, 2016	16.86	13.81
September 30, 2016	15.05	13.75
June 30, 2016	14.37	13.49

March 31, 2016	$15.25	$13.19
December 31, 2015	17.45	13.43
September 30, 2015	50.49	42.76
June 30, 2015	51.95	46.26

On May 31, 2017, the last sale price of our common stock on the NASDAQ was $15.81 per share, and there were approximately 500 holders of record of the common stock which did not include shareholders for whom shares are held in “nominee” or “street name.”

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

The payment dates (including the dividend declared on May 31, 2017 to be paid on July 3, 2017) and amounts of cash dividends per share on a post-split basis for the past five years are as follows:

Payment Date	Cash Dividend
May 31, 2012	0.10
June 8, 2012	4.40
November 30, 2012	0.10
March 28, 2013	0.69
May 31, 2013	0.10
November 29, 2013	0.10
May 30, 2014	0.10
November 28, 2014	0.10
June 10, 2015	0.10
April 1, 2016	0.04
July 1, 2016	0.06
October 1, 2016	0.11
January 3, 2017	0.17
April 3, 2017[1]	0.45
July 3, 2017	0.21

[1]	On April 3, 2017, CSWC paid a regular dividend of 0.19 per share and a special dividend of 0.26 per share.

The amounts and timing of cash dividend payments have generally been dictated by requirements of the Code regarding the distribution of taxable net investment income (ordinary income) of regulated investment companies.

On March 1, 2016, we entered into a share repurchase agreement with Cantor Fitzgerald & Co. This agreement established a plan in compliance with the requirements of Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Securities Exchange Act of 1934. The plan was established pursuant to a $10 million share repurchase program that the Board approved on January 20, 2016. This agreement became effective immediately and shall terminate on the earliest of: (1) the date on which a total of $10 million worth of common shares have been purchased under the plan; (2) the date on which the terms set forth in the purchase instructions have been met; or (3) the date that is one trading day after the date on which insider notifies broker in writing that this agreement shall terminate. As of March 31, 2017 and 2016, no shares have been purchased under the plan.

Distribution Policy

We generally intend to make distributions on a quarterly basis to our shareholders of substantially all of our taxable income. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ended each October 31, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during that year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our shareholders with respect to each taxable year at least 90.0% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our shareholders of any retained net capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business —Material U.S. Federal Income Tax Considerations” included in Item 1 of Part I of this Annual Report for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our shareholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business — Election to be Regulated as a Business Development Company and Regulated Investment Company – Regulation as a Business Development Company” included in Item 1 of Part I of this Annual Report.

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

Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act. For a more detailed discussion, see “Business — Election to be Regulated as a Business Development Company and Regulated Investment Company – Regulation as a Business Development Company” included in Item 1 of Part I of this Annual Report on Form 10-K.

Performance Graph

The following graph compares our cumulative total shareholder return during the last five years (based on the market price of our common stock and assuming reinvestment of all dividends, prior to any tax effect) with the NASDAQ Total Return Index, the Russell 2000 Total Return Index and the KBW Regional Bank Total Return Index. The graph assumes initial investment of $100 on March 31, 2012 and reinvestment of dividends.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
2012
2013
2014
2015
2016
2017
Fiscal Year Ended March 31
Capital Southwest
Russell 2000 Index
Nasdaq Composite Index
KBW Regional Bank Index

Item 6.     Selected Financial Data

The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended March 31, 2013 through 2017.  This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.

Selected Consolidated Financial Data

(In thousands except per share data)

	Year ended March 31,
	2017	2016	2015	2014	2013
Income statement data:
Investment income:
Interest and dividends:	$22,324	$8,033	$9,231	$11,915	$10,100
Interest income from cash and cash equivalents	166	386	122	67	71
Fees and other income	984	741	595	625	664
Total investment income	23,474	9,160	9,948	12,607	10,835
Operating expenses:
Compensation-related expenses	8,217	9,515	6,440	5,489	5,628
Interest expense	989	-	-	-	-
General, administrative and other	4,601	11,610	5,683	2,963	2,710
Total operating expenses	13,807	21,125	12,123	8,452	8,338
Income (loss) before income taxes	9,667	(11,965)	(2,175)	4,155	2,497
Income tax expense (benefit)	1,779	(1,278)	270	(739)	590
Net investment income (loss)	7,888	(10,687)	(2,445)	4,894	1,907
Net realized gains (losses):
Non-control/Non-affiliate investments	3,992	(9,575)	8,226	14,084	2,660
Affiliate investments	3,876	(1,458)	157,213	-	66,037
Control investments	28	231	(1,175)	-	20,861
Net realized gains (losses) on investments	7,896	(10,802)	164,264	14,084	89,558
Net unrealized appreciation (depreciation) on investments	7,690	16,089	(108,377)	93,032	16,367
Net realized and unrealized gains (losses) on investments	15,586	5,287	55,887	107,116	105,925
Net increase (decrease) in net assets resulting from operations	$23,474	$(5,400)	$53,442	$112,010	$107,832
Net investment income (loss) per share - basic and diluted	$0.50	$(0.68)	$(0.16)	$0.32	$0.13
Net realized earnings per share - basic and diluted[1]	$1.00	$(1.37)	$10.45	$1.24	$6.03
Net increase (decrease) in net assets from operations - basic and diluted	$1.48	$(0.35)	$3.44	$7.32	$7.09
Net asset value per common share	$17.80	$17.34	$49.30	$49.98	$43.30
Total dividends/distributions declared per common share	$0.79	$0.14	$0.20	$0.20	$5.29
Weighted average number of shares outstanding - basic	15,825	15,636	15,492	15,278	15,177
Weighted average number of shares outstanding – diluted	15,877	15,724	15,531	15,298	15,207

[1]

“Net realized earnings per share – basic and diluted” is calculated as the sum of “Net investment income (loss)” and “Net realized gain (loss) on investments”  divided by weighted average shares outstanding – basic and diluted.

	Year ended March 31,
	2017	2016	2015	2014	2013
Balance sheet data:
Assets:
Investments at fair value	$286,880	$178,436	$535,536	$677,920	$574,187
Cash and cash equivalents	22,386	95,969	225,797	88,163	81,767
Interest, escrow and other receivables	4,308	6,405	4,418	1,371	2,756
Net pension assets	-	-	10,294	10,962	8,762
Deferred tax asset	2,017	2,342	-	-	-
Other assets	10,161	1,341	827	278	200
Total assets	$325,752	$284,493	$776,872	$778,694	$667,672
Liabilities:
Credit facility	$25,000	$-	$-	$-	$-
Other liabilities	5,996	9,028	4,923	3,263	3,102
Dividends payable	7,191	625	-	-	-
Accrued restoration plan liability	2,170	2,205	3,119	3,103	2,650
Deferred income taxes	323	-	1,412	1,940	2,143
Total liabilities	40,680	11,858	9,454	8,306	7,895
Net assets	285,072	272,635	767,418	770,388	659,777
Total liabilities and net assets	$325,752	$284,493	$776,872	$778,694	$667,672
Other data:
Number of portfolio companies	28	23	22	27	28
Expense ratios (as percentage of average net assets):
Total expenses, excluding interest expense	4.59%	4.48%	1.59%	1.18%	1.36%

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Part I of this report.

OVERVIEW

Capital Southwest Corporation (“CSWC” or the “Company”) is an investment company that specializes in providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to upper middle market (“UMM”) companies in a broad range of investment segments located primarily in the United States.  Our principal investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments.  Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior and subordinated debt securities secured by security interests in portfolio company assets, coupled with equity interests.

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior and subordinated investments in lower middle market companies, as well as first and second lien syndicated loans in upper middle market companies.  Our target LMM companies typically have annual EBITDA between $3.0 million and $15.0 million, and our LMM investments generally range in size from $5.0 million to $20.0 million. Our UMM investments generally include syndicated first and second lien loans in companies with EBITDA generally greater than $50.0 million, and typically range in size from $3.0 million to $10.0 million.

We seek to fill the financing gap for LMM businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options. Providing customized financing solutions is important to LMM companies. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date. We believe that our investment strategy with respect to LMM companies has limited correlation to the broader debt and equity markets.

Our investments in UMM companies primarily consist of direct investments in or secondary purchases of interest bearing debt securities in privately held companies that are generally larger in size than the LMM companies included in our portfolio. Our UMM debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.

Formation and Launch of a Senior Loan Fund With Main Street Capital Corporation

On September 9, 2015, we entered into an agreement to form and co-manage I-45 SLF LLC (“I-45”), a senior loan fund that invests primarily in syndicated senior secured loans in UMM companies, with Main Street Capital Corporation (“Main Street”). The initial equity capital commitment to I-45 SLF totaled $85.0 million, consisting of $68.0 million from us and $17.0 million from Main Street.  We own 80.0% of I-45 SLF and have a profits interest of 75.6%, while Main Street owns 20.0% and has a profits interest of 24.4%.  I-45 SLF’s Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from our Company and Main Street.

Portfolio Composition

Our LMM investments primarily consist of secured debt, subordinated debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our LMM portfolio companies generally have annual EBITDA between $3.0 million and $15.0 million, and our LMM investments typically range in size from $5.0 million to $20.0 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, generally bear interest at floating rates, and generally have a term of between five and seven years from the original investment date.

Our UMM investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the LMM companies included in our portfolio with EBITDA generally greater than $50.0 million. Our UMM investments typically range in size from $3.0 million to $10.0 million. Our UMM debt investments are generally secured by ether a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

The total value of our investment portfolio was $286.9 million as of March 31, 2017, as compared to $178.4 million as of March 31, 2016. As of March 31, 2017, we had investments in 28 portfolio companies with an aggregate cost of $250.5 million. As of March 31, 2016, we had investments in 23 portfolio companies with an aggregate cost of $150.1 million.

The following tables provide a summary of our investments in UMM and LMM companies as of March 31, 2017 and 2016 (excluding our investment in I-45):

	As of March 31, 2017
	UMM	LMM (a)
	(dollars in millions)
Number of portfolio companies	17	10
Fair value	$97,180	$126,305
Cost	$95,918	$93,822
% of portfolio at cost - debt	100.0%	74.8%
% of portfolio at cost - equity	-	25.2%
% of debt investments at cost secured by first priority lien	51.2%	61.5%
Weighted average annual effective yield (b)	9.6%	11.4%
Weighted average EBITDA (c)	$101.3	$7.4
Weighted average leverage through CSWC security (c)(d)	4.0	3.1

(a)	At March 31, 2017, we had equity ownership in approximately 70.0% of our LMM investments, and the average fully diluted equity ownership in those portfolio companies was approximately 34.6%.
(b)

The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2017, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)	Weighted average metrics are calculated using investment cost basis weighting.
(d)	Includes CSWC debt investments only.

	As of March 31, 2016
	UMM	LMM (a)
	(dollars in millions)
Number of portfolio companies	13	9
Fair value	$64,579	$77,519
Cost	$65,131	$48,179
% of portfolio at cost - debt	100.0%	58.6%
% of portfolio at cost - equity	-	41.4%
% of debt investments at cost secured by first priority lien	41.7%	27.3%
Weighted average annual effective yield (b)	9.6%	11.7%
Weighted average EBITDA (c)(d)	$72.5	$8.2
Weighted average leverage through CSWC security (c)(e)	4.7	3.0

(a)	At March 31, 2016, we had equity ownership in approximately 77.8% of our LMM investments, and the average fully diluted equity ownership in those portfolio companies was approximately 28.5%.
(b)

The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2016, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)	Weighted average metrics are calculated using investment cost basis weighting.
(d)	Excludes certain portfolio companies for which EBITDA is not a meaningful valuation metric.
(e)	Includes CSWC debt investments only.

As of March 31, 2017 and March 31, 2016, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
March 31, 2017:
1st lien loans[1]	$106.8	42.6%	$107.8	37.6%
2nd lien loans	46.9	18.7	47.2	16.5
Subordinated debt	12.4	4.9	12.5	4.3
Preferred equity, common equity & warrants	23.6	9.5	56.0	19.5
I-45 SLF, LLC	60.8	24.3	63.4	22.1
	$250.5	100.0%	$286.9	100.0%

March 31, 2016:
1st lien loans	$39.3	26.2%	$39.5	22.1%
2nd lien loans	39.0	26.0	38.2	21.4
Subordinated debt	15.1	10.1	15.1	8.5
Preferred equity, common equity & warrants	19.9	13.2	49.3	27.6
I-45 SLF, LLC	36.8	24.5	36.3	20.4
	$150.1	100.0%	$178.4	100.0%

[1]	Included in 1st lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

Portfolio Asset Quality

We utilize an internally developed investment rating system to rate the performance and monitor the expected level of returns for each debt investment in our portfolio.  The investment rating system takes into account both quantitative and qualitative factors of the portfolio company and the investments held therein, including each investment’s expected level of returns and the collectability of our debt investments, comparisons to competitors and other industry participants and the portfolio company’s future outlook.  The ratings are not intended to reflect the performance or expected level of returns of our equity investments.

•

Investment Rating 1 represents the least amount of risk in our portfolio. The investment is performing materially above underwriting expectations and the trends and risk factors are generally favorable.

•	Investment Rating 2 indicates the investment is performing as expected at the time of underwriting and the trends and risk factors are generally favorable to neutral.
•

Investment Rating 3 involves an investment performing below underwriting expectations and the trends and risk factors are generally neutral to negative. The portfolio company or investment may be out of compliance with financial covenants and interest payments may be impaired, however principal payments are generally not past due.

•

Investment Rating 4 indicates that the investment is performing materially below underwriting expectations, the trends and risk factors are generally negative and the risk of the investment has increased substantially.  Interest and principal payments on our investment are likely to be impaired.

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of March 31, 2017 and 2016:

	As of March 31, 2017
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$12,173	7.3%
2	155,276	92.7
3	-	-
4	-	-
Total	$167,449	100.0%

	As of March 31, 2016
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$4,626	5.0%
2	88,205	95.0
3	-	-
4	-	-
Total	$92,831	100.0%

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

As of March 31, 2017 and 2016, we did not have any investments on non-accrual status.

Investment Activity

During the year ended March 31, 2017,  we made investments in fourteen portfolio companies, including two follow-ons in existing portfolio companies, totaling $145.8 million. We received proceeds from sales and repayments of debt investments in portfolio companies of $45.6 million. In addition, we received proceeds from sales and return of capital of equity investments in portfolio companies totaling $7.7 million and recognized net realized gains on those sales totaling $7.2 million in the year ended March 31, 2017.

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

Total portfolio investment activity for the years ended March 31, 2017 and 2016 was as follows (in thousands):

				Preferred &
	1st Lien	2nd Lien	Subordinated	Common	I-45 SLF,
Year ended March 31, 2017	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$39,491	$38,227	$15,114	$49,267	$36,337	$178,436
New investments	101,857	17,133	-	3,174	24,000	146,164
Proceeds from sales of investments	-	(2,507)	-	(7,955)	-	(10,462)
Principal repayments received	(36,168)	(7,050)	-	(60)	-	(43,278)
Accretion of loan discounts	303	97	34	-	-	434
Realized gain (loss)	1,515	207	-	6,174	-	7,896
Unrealized gain (loss)	819	1,070	52	2,691	3,058	7,690
Conversion of security from debt to equity	-	-	(2,715)	2,715	-	-
Fair value, end of period	$107,817	$47,177	$12,485	$56,006	$63,395	$286,880
Weighted average yield on debt investments at end of period						10.28%
Weighted average yield on total investments at end of period						10.49%

				Preferred &
	1st Lien	2nd Lien	Subordinated	Common	Partnership	I-45 SLF,
Year ended March 31, 2016	Loans	Loans	Debt	Equity	Interest	LLC	Total
Fair value, beginning of period	$-	$6,895	$2,906	$517,306	$8,429	$-	$535,536
New investments	39,795	32,025	12,348	2,046	-	36,800	123,014
Proceeds from sales of investments	(12)	(5)	(150)	(14,267)	(5,221)	-	(19,655)
Cost of investments spun off	-	-	-	(6,981)	-	-	(6,981)
Principal repayments received	(523)	-	-	-	-	-	(523)
Accretion of loan discounts	20	57	19	-	-	-	96
Realized gain (loss)	12	5	(1,187)	(5,312)	(4,320)	-	(10,802)
Unrealized gain (loss)	199	(750)	1,178	14,813	1,112	(463)	16,089
Decrease in unrealized appreciation related to spin-off investments	-	-	-	(458,338)	-	-	(458,338)
Fair value, end of period	$39,491	$38,227	$15,114	$49,267	$-	$36,337	$178,436
Weighted average yield on debt investments at end of period							10.67%
Weighted average yield on total investments at end of period							9.46%

Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase (decrease) in net assets from operations” and consists of three elements.  The first is “Net investment income (loss),” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain (loss) on investments,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost, net of applicable income tax expense based on our tax year.  The third element is the “Net increase (decrease) in unrealized appreciation on investments,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain (loss) on investments” and “Net increase (decrease) in unrealized appreciation on investments” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being

“unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Comparison of years ended March 31, 2017 and March 31, 2016

	Year ended March 31,		Net Change
	2017	2016	Amount	%
	(in thousands)
Total investment income	$23,474	$9,160	$14,314	156.3%
Total operating expenses	(13,807)	(21,125)	7,318	34.6%
Pre-tax net investment income (loss)	9,667	(11,965)	21,632	180.8%
Income tax expense (benefit)	1,779	(1,278)	3,057	239.2%
Net investment income (loss)	7,888	(10,687)	18,575	173.8%
Net realized gain (loss) on investments before income tax	7,896	(10,802)	18,698	173.1%
Net increase (decrease) in net unrealized appreciation on investments	7,690	16,089	(8,399)	52.2%
Net increase (decrease) in net assets from operations	$23,474	$(5,400)	$28,874	(534.7)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period.  For the year ended March 31, 2017, total investment income was $23.5 million, a $14.3 million, or 156.3%, increase over total investment income of $9.2 million for the year ended March 31, 2016.  This increase was primarily due to a $7.9 million, or 176.0% increase in interest income generated from our debt investments, as well as an increase of $6.4 million, or 182.0% increase in dividend income due to dividends received from I-45 SLF LLC and Media Recovery, Inc. Total investment income also includes interest income we earn from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the two years ended March 31, we had interest income from cash and cash equivalents of $0.2 million in 2017 and  $0.4 million in 2016.

We receive management fees primarily from our controlled affiliate investments which aggregated $0.4 million in 2017 and  $0.7 million in 2016. We also received other miscellaneous income of approximately $0.6 million and  $0.1 million during the years ended March 31, 2017 and 2016, respectively, related primarily to other portfolio company activity.

Operating Expenses

For the year ended March 31, 2017,  total operating expenses were $13.8 million, a $7.3 million, or 34.6%, decrease over total operating expenses of $21.2 million for the year ended March 31, 2016. Due to the nature of our business as an investment company, the majority of our operating expenses are related to employee and director compensation, office expenses, legal, professional and accounting fees and pension expenses.  The decrease from 2016 is primarily due to expenses of $7.0 million related to the Share Distribution incurred during 2016.

Net Investment Income/Loss

Primarily as a result of the $14.3 million increase in total investment income and the $7.3 million decrease in expenses, net investment income for the fiscal year ended March 31, 2017 was $7.9 million compared to net investment loss of $10.7 million during the fiscal year ended March 31, 2016.

Increase/Decrease in Net Assets from Operations

During the fiscal year ended March 31, 2017, we recognized realized gains totaling  $7.9 million which consisted of net gains on the partial repayments of 22 non-control/non-affiliate investments, prepayment of five non-control/non-affiliate investments and the sale of certain equity securities.

In addition, during the fiscal year ended March 31, 2017, we recorded a net increase in unrealized appreciation on investments totaling $7.7 million, consisting of net unrealized appreciation on our current portfolio of $15.1 million, the reversal of $7.1 million of net unrealized appreciation recognized in prior periods due to the realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.3 million.

During the fiscal year ended March 31, 2016, we recognized a total net realized loss of $10.8 million consisting of the difference between $19.7 million of proceeds from disposition of investments and $30.5 million of cost from four partial repayments of investments and the disposition of twelve investments.

In addition, for the fiscal year ended March 31, 2016, we recorded a net increase in unrealized appreciation on investments of $16.1 million, consisting of net unrealized appreciation on our current portfolio of $7.6 million and net unrealized appreciation reclassification adjustments of $8.5 million related to the realized gains and losses noted above.

As a result of these events, our net increase in net assets from operations during the year ended March 31, 2017 was $23.5 million as compared to a decrease in net assets from operations of $5.4 million for the year ended March 31, 2016.

Comparison of years ended March 31, 2016 and March 31, 2015

	Year ended March 31,		Net Change
	2016	2015	Amount	%
	(in thousands)
Total investment income	$9,160	$9,948	$(788)	(7.9)%
Total operating expenses	(21,125)	(12,123)	(9,002)	(74.3)%
Pre-tax net investment (loss) income	(11,965)	(2,175)	(9,790)	(450.1)%
Income tax (benefit) expense	(1,278)	270	(1,548)	573.3%
Net investment (loss) income	(10,687)	(2,445)	(8,242)	(337.1)%
Net realized (loss) gain on investments before income tax	(10,802)	164,264	(175,066)	106.6%
Net increase (decrease) in net unrealized appreciation on investments	16,089	(108,377)	124,466	114.8%
Net (decrease) increase in net assets from operations	$(5,400)	$53,442	$(58,842)	(110.1)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period.  For the year ended March 31, 2016, total investment income was $9.2 million, a $0.8 million, or 7.9%, decrease over total investment income of $9.9 million for the year ended March 31, 2015.  This decrease was primarily attributable to a $5.5 million or 61.0%, decrease in dividend income principally due to the elimination of dividend income from The RectorSeal Corporation as a result of the Share Distribution. This decrease was offset by dividend income of $1.8 million from Media Recovery, Inc. and approximately $4.5 million of interest income generated from our debt investments. Total investment income also includes interest income we earn from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the two years ended March 31, 2016, we had interest income from cash and cash equivalents of $0.4 million in 2016 and  $0.1 million in 2015.

We receive management fees primarily from our controlled affiliate investments which aggregated $0.7 million in 2016 and  $0.6 million in 2015. We also received other miscellaneous income of approximately $0.1 million and  $0.04 million during the years ended March 31, 2016 and 2015, respectively, related primarily to other portfolio company activity.

Operating Expenses

Total operating expenses increased by $9.0 million, or 74.3% during the year ended March 31, 2016 as compared to the year ended March 31, 2015. The increase in 2016 was primarily due to expenses of $7.0 million related to the Share Distribution, as well as expenses of $1.3 million related to the spin-off compensation plan. Additionally, total compensation expenses of $7.0 million include approximately $1.6 million of compensation expense for employees who transferred to CSWI following the Share Distribution.

Net Investment Income/Loss

Primarily as a result of the $0.8 million decrease in total investment income and the $9.0 million increase in expenses, net investment loss for the fiscal year ended March 31, 2016 was $10.7 million compared to net investment loss of $2.4 million during the fiscal year ended March 31, 2015.

Increase/Decrease in Net Assets from Operations

During the fiscal year ended March 31, 2016, we recognized a total net realized loss of $10.8 million consisting of the difference between $19.7 million of proceeds from disposition of investments and $30.5 million of cost from investments derived from the aforementioned sources.

In addition, for the fiscal year ended March 31, 2016, we recorded a net increase in unrealized appreciation on investments of $16.1 million, consisting of net unrealized appreciation on our current portfolio of $7.6 million and net unrealized appreciation reclassification adjustments of $8.5 million related to the realized gains and losses noted above.

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

Financial Liquidity and Capital Resources

Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months.

Cash

At March 31, 2017, we had cash and cash equivalents of approximately $22.4 million.

Financing Transactions

In August of 2016 we entered into a senior secured credit facility (the “Credit Facility”), which provides additional liquidity to support our investment and operational activities, includes total commitments of $100.0 million from a diversified group of five lenders and matures in August 2020. The Credit Facility also contains an accordion feature which allows us to increase the total commitments under the facility up to $150.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest on a per annum basis at a rate equal to the applicable LIBOR rate (1.13% as of March 31, 2017) plus 3.25% with no LIBOR floor. For the first six months following the close of the Credit Facility, CSWC paid unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Subsequent to that period, the unused commitment fee is 0.50% to 1.50% based on utilization.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining a minimum shareholders’ equity, (4) maintaining a minimum consolidated net worth, (5) maintaining a regulatory asset coverage of not less than 200.0%, (6) maintaining a consolidated interest coverage ratio of at least 2.5 to 1.0, and (7) at any time the outstanding advances exceed 90.0% of the borrowing base, maintaining a minimum liquidity of not less than 10.0% of the covered debt amount.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100.0% of the equity interests in the Company’s wholly-owned subsidiaries. As of March 31, 2017, all of the Company’s assets were pledged as collateral for the Credit Facility.

At March 31, 2017, CSWC had $25.0 million borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $1.0 million for the year ended March 31, 2017. The weighted average interest rate on the Credit Facility was 4.3% as of March 31, 2017. As of March 31, 2017, CSWC was in compliance with all financial covenants under the Credit Facility.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of March 31, 2017 and 2016, our investment portfolio at fair value represented approximately 88.0% and 63.0% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

The Board of Directors of CSWC (the “Board of Directors”) has the final responsibility for reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of March 31, 2017 and 2016 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. CSWC completed its assessment of the impact the adoption of this new accounting standard will have on its consolidated financial statements, and based on our assessment, determined there would be no material change to the Company’s consolidated financial statements as a result of the adoption of ASU 2016-09.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. CSWC completed its initial assessment in evaluating the potential impact on its consolidated financial statements and based on its initial assessment determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the Company's management does not expect the adoption of ASU 2014-09 to have a significant impact to pretax income upon adoption. The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its initial assessment continues to remain accurate. Additionally, the Company is continuing its assessment of ASU 2014-09’s impact on its consolidated financial statement disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31,  2017, we had a total of approximately $7.2 million in outstanding commitments related to equity capital commitments to I-45 that had not been fully called.

Contractual Obligations

As shown below, we had the following contractual obligations as of March 31, 2017.  For information on our capital commitments, see Note 12 of the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(In thousands)
	Total	1 Year	2-3 Years	More Than
Contractual Obligations				3 Years
Operating lease obligations	$1,238	$239	$506	$493

RECENT DEVELOPMENTS

On April 3, 2017, CSWC paid regular dividends declared on February 28, 2017 in the amount of $3.0 million, or $0.19 per share, and special dividends declared in the amount of $4.2 million, or $0.26 per share.

On May 10, 2017, CSWC announced that the Chairman of the Board, Joseph B. Armes has informed the Company’s Board of Directors (the “Board”) of his decision not to stand for re-election at the Annual Meeting of Shareholders in August 2017. The Company reported this along with the plan for replacing Mr. Armes in connection with the Company’s upcoming annual meeting on August 3, 2017 in an 8-K filed with the SEC on that day.

On May 31, 2017, we announced our Board of Directors had declared a $0.21 dividend per share for the quarter ended for June 30, 2017.  The record date for the dividend is June 15, 2017. The payment date for the dividend is July 3, 2017

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio consists of debt and equity securities of private companies. We are subject to financial market risks, including changes in interest rates for debt securities of private companies. Changes in interest rates may affect our interest income from portfolio investments and idle fund investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2017,  approximately 92.5% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. As of March 31, 2017, none of our idle fund investments bore interest at floating rates.

Our investment performance is also a function of the value of our equity securities of portfolio companies’, which may be affected by economic cycles, competitive forces, and production costs including labor rates, raw material prices and certain basic commodity prices.  All of these factors may have an adverse effect on the value of our investments and on our net asset value.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

Board of Directors and Shareholders

Capital Southwest Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Capital Southwest Corporation (a Texas corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments, as of March 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2017 and the selected per share data and ratios for each of the five years in the period ended March 31, 2017. Our audits of the basic consolidated financial statements included the Schedule of Investments In and Advances to Affiliates listed in the index appearing under Item 15(2). These financial statements, per share data and ratios, and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, per share data and ratios, and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements, including the consolidated schedules of investments, referred to above present fairly, in all material respects, the financial position of Capital Southwest Corporation and subsidiaries as of March 31, 2017 and 2016, and the results of their operations, changes in their net assets and their cash flows for each of the three years in the period ended March 31, 2017, and the selected per share data and ratios for each of the five years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 1, 2017 expressed and unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

June 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

Board of Directors and Shareholders

Capital Southwest Corporation

We have audited the internal control over financial reporting of Capital Southwest Corporation (a Texas corporation) and subsidiaries (the “Company”) as of March 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments as of March 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2017, and the selected per share data and ratios for each of the five years in the period ended March 31, 2017, and our report dated June 1, 2017 expressed an unqualified opinion on those consolidated financial statements, selected per share data and ratios.

/s/ GRANT THORNTON LLP

Dallas, Texas

June 1, 2017

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands except share and per share data)

	March 31,	March 31,
	2017	2016

Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: March 31, 2017 - $172,437, March 31, 2016 - $101,538)	$175,731	$99,279
Affiliate investments (Cost: March 31, 2017 - $5,925, March 31, 2016 - $6,356)	7,138	10,618
Control investments (Cost: March 31, 2017 - $72,178, March 31, 2016 - $42,215)	104,011	68,539
Total investments (Cost: March 31, 2017 - $250,540, March 31, 2016 - $150,110)	286,880	178,436
Cash and cash equivalents	22,386	95,969
Receivables:
Dividends and interest	3,137	1,752
Escrow	545	3,424
Other	626	219
Income tax receivable	-	1,010
Deferred tax asset	2,017	2,342
Debt issuance costs (net of accumulated amortization of $366 and $ - as of March 31, 2017 and March 31, 2016, respectively)	2,137	-
Other assets	8,024	1,341
Total assets	$325,752	$284,493

Liabilities
Credit facility	$25,000	$-
Other liabilities	5,996	5,088
Payable for unsettled transactions	-	3,940
Dividends payable	7,191	625
Accrued restoration plan liability	2,170	2,205
Deferred income taxes	323	-
Total liabilities	40,680	11,858

Net Assets
Common stock, $0.25 par value per share: authorized, 25,000,000 shares; issued, 18,350,808 shares at March 31, 2017 and 18,065,518 shares at March 31, 2016	4,588	4,516
Additional capital	261,472	262,539
Accumulated net investment loss	(1,457)	(307)
Accumulated net realized gain	8,390	1,498
Unrealized appreciation on investments, net of income taxes	36,016	28,326
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	285,072	272,635
Total liabilities and net assets	$325,752	$284,493
Net asset value per share (16,011,296 shares outstanding at March 31, 2017 and 15,726,006 shares outstanding at March 31, 2016)	$17.80	$17.34

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	Years Ended March 31,
	2017	2016	2015
Investment income:
Interest and dividends:
Non-control/Non-affiliate investments	$11,759	$4,409	$356
Affiliate investments	723	135	581
Control investments	9,842	3,489	8,294
Interest income from cash and cash equivalents	166	386	122
Fees and other income	984	741	595
Total investment income	23,474	9,160	9,948
Operating expenses:
Compensation	6,330	7,310	5,625
Spin-off compensation plan	690	1,303	-
Share-based compensation	1,197	1,181	1,027
Interest	989	-	-
Net pension expense (benefit)	166	(99)	(280)
Spin-off professional fees	-	7,040	1,819
General and administrative	4,435	4,390	3,932
Total operating expenses	13,807	21,125	12,123
Income (loss) before income taxes	9,667	(11,965)	(2,175)
Income tax expense (benefit)	1,779	(1,278)	270

Net investment income (loss)	$7,888	$(10,687)	$(2,445)

Realized gain (loss):
Non-control/Non-affiliate investments	3,992	(9,575)	8,226
Affiliate investments	3,876	(1,458)	157,213
Control investments	28	231	(1,175)
Total net realized gain (loss) on investments before income tax	7,896	(10,802)	164,264

Unrealized appreciation (depreciation) on investments:
Portfolio company investments	8,013	16,089	(108,377)
Income tax provision	(323)	-	-
Total net increase (decrease) in unrealized appreciation on investments	7,690	16,089	(108,377)

Net realized and unrealized gain (loss) on investments	$15,586	$5,287	$55,887

Net increase (decrease) in net assets from operations	$23,474	$(5,400)	$53,442

Pre-tax net investment income (loss) per share - basic and diluted	$0.61	$(0.76)	$(0.14)
Net investment income (loss) per share - basic and diluted	$0.50	$(0.68)	$(0.16)
Net increase (decrease) in net assets from operations - basic and diluted	$1.48	$(0.35)	$3.44
Weighted average shares outstanding – basic	15,824,879	15,635,597	15,491,870
Weighted average shares outstanding – diluted	15,877,331	15,723,617	15,530,974

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(In thousands)

	Years Ended March 31,
	2017	2016	2015
Operations:
Net investment income (loss)	$7,888	$(10,687)	$(2,445)
Net realized (loss) gain on investments	7,896	(10,802)	164,264
Net increase (decrease) in unrealized appreciation on investments, net of tax	7,690	16,089	(108,377)
Net increase (decrease) in net assets from operations	23,474	(5,400)	53,442
Distributions from:
Undistributed net investment income	(8,132)	(625)	(3,083)
Realized gains	(4,428)	(1,544)	-
Taxes incurred on deemed capital gain distributions	-	(2,948)	(54,370)
Distributions of CSW Industrials, Inc.
Decrease in unrealized appreciation related to spin-off investments	-	(458,338)	-
Distribution from additional capital for spin-off	-	(26,279)	-
Spin-Off Compensation Plan distribution, net of tax of $692 , $ - and $ - for the years ended March 31, 2017, 2016 and 2015, respectively	(1,175)	(1,261)	-
Capital share transactions:
Change in pension plan funded status	(6)	-	(789)
Exercise of employee stock options	1,507	431	803
Share-based compensation expense	1,197	1,181	1,027
Increase (decrease) in net assets	12,437	(494,783)	(2,970)
Net assets, beginning of period	272,635	767,418	770,388
Net assets, end of period	$285,072	$272,635	$767,418

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended March 31,
	2017	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$23,474	$(5,400)	$53,442
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash (used in) provided by operating activities:
Purchases and originations of investments	(145,778)	(123,014)	(7,421)
Proceeds from sales and repayments of debt investments in portfolio companies	44,568	529	1,701
Proceeds from sales and return of capital of equity investments in portfolio companies	7,692	19,637	203,991
Payment of accreted original issue discounts	1,218	12	-
Depreciation and amortization	459	86	55
Net pension benefit	(41)	(308)	(530)
Realized (gain) loss on investments before income tax	(7,896)	10,802	(164,264)
Net increase (decrease) in unrealized appreciation (depreciation) on investments	(8,013)	(16,089)	108,377
Accretion of discounts on investments	(434)	(96)	-
Payment-in-kind interest	(63)	-	-
Stock option and restricted awards expense	1,197	1,181	1,027
Deferred income taxes	1,813	(363)	(528)
Changes in other assets and liabilities:
(Increase) decrease in dividend and interest receivable	(1,385)	(1,675)	705
Decrease (increase) in escrow receivables	2,860	(570)	(3,687)
(Increase) decrease in other receivables	(127)	1,173	(137)
Decrease (increase) in tax receivable	1,010	(915)	72
(Increase) decrease in other assets	(6,775)	(601)	(604)
Increase (decrease) in other liabilities	602	165	2,085
(Decrease) increase in payable for unsettled transaction	(3,940)	3,940	-
Net cash (used in) provided by operating activities	(89,559)	(111,506)	194,284
Cash flows from financing activities
Proceeds from credit facility	25,000	-	-
Debt issuance costs paid	(2,503)	-	-
Taxes incurred on deemed capital gain distribution	-	(2,948)	(54,370)
Dividends to shareholders	(5,994)	(1,544)	(3,083)
Proceeds from exercise of employee stock options	1,507	431	803
Spin-off Compensation Plan distribution	(2,034)	(1,261)	-
Cash distribution to CSW Industrials, Inc.	-	(13,000)	-
Net cash provided by (used in) financing activities	15,976	(18,322)	(56,650)
Net (decrease) increase in cash and cash equivalents	(73,583)	(129,828)	137,634
Cash and cash equivalents at beginning of period	95,969	225,797	88,163
Cash and cash equivalents at end of period	$22,386	$95,969	$225,797
Supplemental cash flow disclosures:
Cash paid for income taxes	$289	$2,948	$54,732
Cash paid for interest	325	-	-
Supplemental disclosure of noncash financing activities:
Dividend declared, not yet paid	$7,191	$625	$-
Noncash adjustment to realized gain for escrow receivable	118	-	-
Cost of Investments spun-off[1]	-	6,981	-
Decrease in unrealized appreciation due to spin-off of CSWI[1]	-	458,338	-
Net pension assets[1]	-	9,687	-
Change in deferred tax liabilities[1]	-	3,391	-
Spin-off Compensation Plan distribution accrued, not yet paid	345	513	-
1.	These non-cash items are related to the spin-off of CSW Industrials, Inc. at September 30, 2015.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
Non-control/Non-affiliate Investments[5]
AG KINGS HOLDINGS[8]	First Lien	Food, agriculture & beverage	L+8.50% (Floor 1.00%)	8/10/2021	$9,900,000	$9,720,743	$9,900,000
AMERICAN TELECONFERENCING	First Lien	Telecommunications	L+6.50% (Floor 1.00%)	12/8/2021	6,733,503	6,559,616	6,720,709
	Second Lien		L+9.50% (Floor 1.00%)	6/6/2022	2,005,714	1,929,670	1,965,600
AMWARE FULFILLMENT	First Lien	Distribution	L+9.50% (Floor 1.00%)	5/21/2019	13,065,000	12,858,885	12,934,350
ARGON MEDICAL DEVICES	Second Lien	Healthcare products	L+9.50% (Floor 1.00%)	6/23/2022	5,000,000	4,871,024	5,000,000
BINSWANGER CORP.	First Lien	Consumer products & retail	L+8.00% (Floor 1.00%)	3/9/2022	13,251,760	12,988,847	12,988,848
	900,000 shares of common stock					900,000	900,000
						13,888,847	13,888,848
CALIFORNIA PIZZA KITCHEN	First Lien	Restaurants	L+6.00% (Floor 1.00%)	8/23/2022	4,975,000	4,929,234	4,975,995
CAST AND CREW PAYROLL, LLC	Second Lien	Media, marketing & entertainment	L+7.75% (Floor 1.00%)	8/12/2023	3,705,263	3,685,537	3,671,916
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	9,956,000
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.50% (Floor 1.00%)	2/12/2021	7,032,285	7,001,500	7,067,446
DIGITAL ROOM INC.	Second Lien	Paper & forest products	L+10.00% (Floor 1.00%)	5/21/2023	7,000,000	6,864,682	6,864,682
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)	8/26/2023	3,000,000	2,942,972	2,970,000
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	2/1/2022	12,150,000	11,864,161	11,864,161
	1,000 shares of common stock		12% PIK	-	-	1,019,667	1,020,000
						12,883,828	12,884,161
IMAGINE! PRINT SOLUTIONS, INC.	First Lien	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/30/2022	4,853,233	4,800,146	4,913,898
INFOGROUP INC.	First Lien	Software & IT services	L+5.50% (Floor 1.50%)	5/26/2018	4,895,007	4,822,951	4,890,112
LIGHTING RETROFIT INTERNATIONAL	First Lien	Environmental services	L+9.75% (Floor 0.5%)	9/28/2021	10,222,222	10,126,394	10,126,394
LTI HOLDINGS, INC.	Second Lien	Industrial products	L+9.25% (Floor 1.00%)	4/17/2023	7,000,000	6,853,685	6,825,000
PREPAID LEGAL SERVICES, INC.	Second Lien	Consumer services	L+9.00% (Floor 1.25%)	7/1/2020	5,000,000	4,955,404	5,029,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment [2]	Industry	Rate [3]	Maturity	Principal	Cost	Value [4]
REDBOX AUTOMATED RETAIL	First Lien	Gaming & leisure	L+7.50% (Floor 1.00%)	9/27/2021	8,750,000	8,505,558	8,761,375
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+8.75% (Floor 1.00%)	3/18/2022	7,000,000	6,918,134	6,860,000
RESTAURANT TECHNOLOGIES, INC.	Second Lien	Restaurants	L+8.75% (Floor 1.00%)	11/23/2023	3,500,000	3,449,262	3,482,500
TAXACT, INC.	First Lien	Financial services	L+6.00% (Floor 1.00%)	12/31/2022	2,775,000	2,722,263	2,775,000
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%)	2/16/2022	11,000,000	9,898,494	9,898,494
	Warrants					886,000	886,000
						10,784,494	10,784,494
WATER PIK, INC.	Second Lien	Consumer products & retail	L+8.75% (Floor 1.00%)	2/8/2021	4,473,684	4,385,853	4,507,237
WINZER CORPORATION	Senior subordinated debt	Distribution	11.00%	6/1/2021	8,100,000	7,976,347	7,976,347

Total Non-control/Non-affiliate Investments						$172,437,029	$175,731,064
Affiliate Investments[6]
CHANDLER SIGNS, LP13	Senior subordinated debt	Business services	12.00%	7/4/2021	$4,500,000	$4,425,310	$4,477,500
	1,500,000 units of Class A-1 common stock		-	-	-	1,500,000	2,661,000
						5,925,310	7,138,500

Total Affiliate Investments						$5,925,310	$7,138,500

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	-	-	-	$60,800,000	$63,394,679
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	5,590,249
	4,000,002 shares of common stock		-	-	-	4,615,000	32,248,751
						5,415,000	37,839,000
TITANLINER, INC.	1,189,609 shares of Series B convertible preferred stock	Energy services (upstream)	6% PIK	-	-	2,758,528	2,777,000
	339,277 shares of Series A convertible preferred stock		-	-	-	3,204,222	-
						5,962,750	2,777,000
Total Control Investments						$72,177,750	$104,010,679

TOTAL INVESTMENTS[12]						$250,540,089	$286,880,243

1.	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
2.	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

3.

The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2017.  Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind (“PIK”) interest.

4.

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

5.

Non-control/Non-affiliate investments are generally defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments. At March 31, 2017, approximately 61.3% of the Company’s investment assets were non-control/non-affiliate investments.

6.

Affiliate investments are generally defined by the 1940 Act as investments in which between 5.0% and 25.0% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2017, approximately 2.5% of the Company’s investment assets were affiliate investments.

7.

Control investments are generally defined by the 1940 Act as investments in which more than 25.0% of the voting securities are owned or where greater than 50.0% of the board representation is maintained. At March 31, 2017, approximately 36.2% of the Company’s investment assets were control investments.

8.	The investment is structured as a first lien last out term loan and earns interest in addition to the stated rate.
9.

Indicates assets that are considered “non-qualifying assets” under section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70.0% of total assets at the time of acquisition of any additional non-qualifying assets.

10.	The investment has approximately $7.2 million unfunded commitment as of March 31, 2017.
11.	Income producing through dividends on distributions.
12.

As of March 31, 2017, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $40.1 million; cumulative gross unrealized depreciation for federal income tax purposes is $3.4 million.  Cumulative net unrealized appreciation is $36.7 million, based on a tax cost of $250.1 million.

13.	Chandler Signs, LP Class A-1 common stock is held through a wholly-owned taxable subsidiary.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment	Industry	Rate[2]	Maturity	Principal	Cost	Value[3]
Non-control/Non-affiliate Investments[4]
360 HOLDINGS III CORP.	First Lien	Consumer products & retail	L+9.00% (Floor 1.00%)	10/1/2021	$6,965,000	$6,695,926	$6,721,225
ARGON MEDICAL DEVICES	Second Lien	Healthcare products	L+9.50% (Floor 1.00%)	6/23/2022	5,000,000	4,854,244	4,962,500
BDF ACQUISITION CORP.	Second Lien	Consumer products & retail	L+8.00% (Floor 1.00%)	2/12/2022	5,000,000	4,803,167	4,825,000
CAST AND CREW PAYROLL, LLC	Second Lien	Media, marketing & entertainment	L+7.75% (Floor 1.00%)	8/12/2023	5,000,000	4,970,378	4,725,000
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	5,046,000
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.50% (Floor 1.00%)	2/12/2021	4,632,285	4,598,218	4,626,495
FREEDOM TRUCK FINANCE, LLC[5,6]	Senior secured debt	Financial services	Prime plus 9.75% (Floor 3.25%)	4/15/2016	5,839,504	5,839,504	5,839,504
HYGEA HOLDINGS	First Lien	Healthcare services	L+9.25%	2/22/2019	8,000,000	7,298,715	7,298,715
	Warrants		-	-	-	546,000	546,000
						7,844,715	7,844,715
IMAGINE! PRINT SOLUTIONS, INC.	First Lien	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/30/2022	4,000,000	3,940,000	3,940,000
LTI HOLDINGS, INC.	Second Lien	Industrial products	L+9.25% (Floor 1.00%)	4/17/2023	7,000,000	6,837,644	6,298,099
PREPAID LEGAL SERVICES, INC.	Second Lien	Consumer services	L+9.00% (Floor 1.25%)	7/1/2020	5,000,000	4,944,630	4,950,000
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+8.75% (Floor 1.00%)	3/18/2022	7,000,000	6,906,072	6,790,000
ROYAL HOLDINGS, INC.	Second Lien	Specialty chemicals	L+7.50% (Floor 1.00%)	6/19/2023	1,000,000	992,994	955,000
TAXACT, INC.	First Lien	Financial services	L+6.00% (Floor 1.00%)	12/31/2022	4,500,000	4,405,601	4,432,500
TITANLINER, INC.	Senior subordinated debt		8.50%	6/30/2017	2,747,000	2,747,000	2,747,000
	339,277 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	3,204,222	3,352,000
						5,951,222	6,099,000
TRAX DATA REFINERY, INC.	Common stock	Software & IT services	-	-	-	817,781	1,916,000
VIVID SEATS	First Lien	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/1/2022	7,000,000	6,514,058	6,632,500

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment	Industry	Rate [2]	Maturity	Principal	Cost	Value [3]
WATER PIK, INC.	Second Lien	Consumer products & retail	L+8.75% (Floor 1.00%)	2/8/2021	4,780,702	4,667,815	4,720,943
WINZER CORPORATION	Senior subordinated debt	Distribution	11.00%	5/31/2021	8,100,000	7,954,440	7,954,440

Total Non-control/Non-affiliate Investments						$101,538,409	$99,278,921
Affiliate Investments[7]
CHANDLER SIGNS, LP1[3]	Senior subordinated debt	Business services	12.00%	7/4/2021	$4,500,000	$4,412,800	$4,412,800
	1,500,000 units of Class A-1 common stock		-	-	-	1,500,000	2,529,000
						5,912,800	6,941,800
kSEP HOLDINGS, INC.	861,591 shares of common stock	Healthcare products	-	-	-	443,518	3,676,000

Total Affiliate Investments						$6,356,318	$10,617,800

Control Investments[8]
I-45 SLF LLC[6,9,10]	80% LLC equity interest	Multi-sector holdings	-	-	-	$36,800,000	$36,337,174
MEDIA RECOVERY, INC.[10]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	4,757,452
	4,000,002 shares of common stock	Specialty chemicals	-	-	-	4,615,000	27,444,548
						5,415,000	32,202,000
Total Control Investments						$42,215,000	$68,539,174

TOTAL INVESTMENTS[11]						$150,109,727	$178,435,895

1.	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
2.

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

3.

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

4.

Non-control/Non-affiliate investments are generally defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments. At March 31, 2016, approximately 55.6% of the Company’s investment assets are non-control/non-affiliate investments.

5.	The investment has $1.7 million unfunded commitment as of March 31, 2016.
6.

Indicates assets that the Company believes do not represent “qualifying assets” under section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70.0% of total assets at the time of acquisition of any additional non-qualifying assets.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

7.

Affiliate investments are generally defined by the 1940 Act as investments in which between 5.0% and 25.0% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2016, approximately 6.0% of the Company’s investment assets are affiliate investments.

8.

Control investments are generally defined by the 1940 Act as investments in which more than 25.0% of the voting securities are owned or maintains greater than 50.0% of the board representation. At March 31, 2016, approximately 38.4% of the Company’s investment assets are control investments.

9.	The investment has approximately $31.2 million unfunded commitment as of March 31, 2016.
10.	Income producing through dividends on distributions.
11.

As of March 31, 2016, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $35.4 million; cumulative gross unrealized depreciation for federal income tax purposes is $4.6 million.  Cumulative net unrealized appreciation is $30.8 million, based on a tax cost of $147.7 million.

12.	Changes to the Consolidated Schedule of Investments at March 31, 2016 are presentation changes only to confirm to current period presentation.
13.	Chandler Signs, LP Class A-1 common stock is held through a wholly-owned taxable subsidiary.

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

Capital Southwest Management Corporation (“CSMC”), a wholly-owned subsidiary of CSWC, is the management company for CSWC.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for day-to-day operations.

CSWC also has a direct wholly owned subsidiary that has been elected to be a taxable entity (the “Taxable Subsidiary”). The primary purpose of the Taxable Subsidiary is to permit CSWC to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still allow us to satisfy the RIC tax requirement that at least 90.0% of our gross income for federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary is taxed at normal corporate tax rates based on its taxable income.

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior and subordinated investments in the lower middle market, as well as first and second lien syndicated loans in upper middle market companies.  Our target lower middle market (“LMM”) companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 million and $15.0 million, and our LMM investments generally range in size from $5.0 million to $20.0 million. Our upper middle market (“UMM”) investments generally include syndicated first and second lien loans in companies with EBITDA generally greater than $50.0 million and typically range in size from $3.0 million to $10.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”).  We meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”).  Under rules and regulations applicable to investment companies, we are generally precluded from consolidating any entity other than another investment company, subject to certain exceptions.  One of the exceptions to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Accordingly, the consolidated financial statements include CSMC, our management company, and the Taxable Subsidiary.

Portfolio Investment Classification

We classify our investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Control Investments” are generally defined as investments in which we own more than 25.0% of the voting securities or have rights to maintain greater than 50.0% of the board representation; “Affiliate investments” are generally defined as investments in which we own between 5.0% and 25.0% of the voting securities; and “Non-control/Non-affiliate investments” are generally defined as investments that are neither “Control Investments” nor “Affiliate Investments.”

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70.0% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are any of the following:

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

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for the securities and we already own at least 60.0% of the outstanding equity of the eligible portfolio company.

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

Additionally, in order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

(1) Continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

(2) Derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

(3) Diversify our holdings such that at the end of each quarter of the taxable year at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).

The two Diversification Tests must be satisfied quarterly. If a RIC satisfies the tests for one quarter, and then, due solely to fluctuations in market value, fails to meet one of the tests in the next quarter, it retains RIC status. A RIC that fails to meet the Diversification Tests as a result of a nonqualified acquisition may be subject to excess taxes unless the nonqualified acquisition is disposed of and the tests are satisfied within 30 days of the close of the quarter in which the tests are failed.

This quarter we satisfied all RIC tests and have only 11.8% in nonqualified assets according to measurement criteria established in IRC Section 851(d).

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial investment, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period net of recoveries and realized gains or losses from in-kind redemptions.  Net change in unrealized appreciation or depreciation reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At March 31, 2017 and 2016, cash balances totaling $19.6 million and $93.7 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Segment Information We operate and manage our business in a singular segment.  As an investment company, we invest in portfolio companies in various industries and geographic areas as discussed in Note 3.

Consolidation As permitted under Securities and Exchange Commission (“SEC”) Regulation S-X and ASC Topic 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to CSWC. Accordingly, we consolidated the results of CSWC’s wholly-owned subsidiaries, the Taxable Subsidiary and CSWC’s wholly-owned management company, CSMC. All intercompany balances have been eliminated upon consolidation.

Use of Estimates The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates. We have identified investment valuation and revenue recognition as our most critical accounting estimates.

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the record date.  Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Any remaining discount/premium is accreted or amortized into income upon prepayment of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis.  As of March 31, 2017 and 2016, we did not have any investments on non-accrual status.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income.  For the year ended March 31, 2017, approximately 1.8% of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the year ended March 31, 2016, approximately 1.0% of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to stockholders to maintain its qualification as a regulated investment company (“RIC”) for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. For the year ended March 31, 2017, approximately 0.3% of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income.

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility (as discussed further in Note 5). These costs have been capitalized and are amortized into interest expense over the term of the credit facility.

Federal Income Taxes CSWC has elected and intends to comply with the requirements of the Internal Revenue Code (“IRC”) necessary to qualify as a RIC.  By meeting these requirements, we will not be subject to corporate federal income taxes on ordinary income distributed to shareholders.  In order to qualify as a RIC, the Company is required to timely distribute to its shareholders at least 90.0% of investment company taxable income, as defined by the IRC, each year.  Investment company taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.  Investment company taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in investment company taxable income until they are realized.

In addition to the requirement that we must annually distribute at least 90.0% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. If we retain the capital gains, they are classified as a “deemed distribution” to our shareholders and are subject to our corporate tax rate of 35.0%. As an investment company that qualifies as a RIC under the IRC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 6 for further discussion.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740 for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalty expense was recorded during the years ended March 31, 2017, 2016 and 2015.

Deferred Taxes Deferred tax assets and liabilities are recorded for losses or income at our taxable subsidiaries using statutory tax rates. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. See Note 6 for further discussion.

Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by FASB ASC Topic 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost on a straight-line basis for all share-based payments awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant. For restricted stock awards, we will amortize this fair value to share-based compensation expense over the vesting term. The unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are participating securities and are included in the basic and diluted earnings per share calculation. At the years ended March 31, 2017, 2016 and 2015, weighted-average basic shares were adjusted for the diluted effect of stock-based awards of 52,452, 88,020 and 39,104, respectively. For individual cash incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value of our Company. In connection with the Share Distribution, we entered into an Employee Matters Agreement (the “Employee Matters Agreement”) with CSWI. Under the Employee Matters Agreement, the value of individual cash incentive awards was determined based upon the net asset value of CSWC as of June 30, 2015. See Note 9 for further discussion.

Shareholder Distributions Distributions to common shareholders are recorded on the ex-dividend date.  The amount of distributions, if any, is determined by the Board of Directors each quarter.

Presentation Presentation of certain amounts on the Consolidated Financial Statements for the prior year comparative financial statements is updated to conform to the current period presentation.  This mainly includes disclosure of amounts at a more disaggregated level.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. CSWC completed its assessment of the impact the adoption of this new accounting standard will have on its consolidated financial statements, and based on our assessment, determined there would be no material change to the Company’s consolidated financial statements as a result of the adoption of ASU 2016-09.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. CSWC completed its initial assessment in evaluating the potential impact on its consolidated financial statements and based on its initial assessment determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the Company's management does not expect the adoption of ASU 2014-09 to have a significant impact to pretax income upon adoption. The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its initial assessment continues to remain accurate. Additionally, the Company is continuing its assessment of ASU 2014-09’s impact on its consolidated financial statement disclosures.

3.     INVESTMENTS

The following tables show the composition of the investment portfolio, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2017 and 2016:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
March 31, 2017:
1st lien loans[1]	$106.8	42.6%	$107.8	37.6%
2nd lien loans	46.9	18.7	47.2	16.5
Subordinated debt	12.4	4.9	12.5	4.3
Preferred equity, common equity & warrants	23.6	9.5	56.0	19.5
I-45 SLF, LLC[2]	60.8	24.3	63.4	22.1
	$250.5	100.0%	$286.9	100.0%

March 31, 2016:
1st lien loans	$39.3	26.2%	$39.5	22.1%
2nd lien loans	39.0	26.0	38.2	21.4
Subordinated debt	15.1	10.1	15.1	8.5
Preferred equity, common equity & warrants	19.9	13.2	49.3	27.6
I-45 SLF, LLC[2]	36.8	24.5	36.3	20.4
	$150.1	100.0%	$178.4	100.0%

[1]	Included in 1st lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.
[2]

I-45 SLF, LLC is a joint venture between CSWC and Main Street Capital.  This entity primarily invests in syndicated senior secured loans in the upper middle market.  The portfolio companies held by I-45 represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 18 for further discussion.

The following tables show the composition of the investment portfolio by industry, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2017 and 2016:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
March 31, 2017:
I-45 SLF, LLC[1]	$60.8	24.3%	$63.4	22.1%
Media, Marketing, & Entertainment	32.2	12.8	32.3	11.2
Distribution	20.8	8.3	20.9	7.3
Consumer Products & Retail	18.3	7.3	18.4	6.4
Energy Services (Upstream)	14.0	5.6	12.7	4.4
Business Services	12.8	5.1	14.0	4.9
Industrial Products	12.3	4.9	44.7	15.6
Software & IT Services	11.8	4.7	12.0	4.2
Environmental Services	10.1	4.0	10.1	3.5
Paper & Forest Products	9.8	3.9	9.8	3.4
Food, Agriculture & Beverage	9.7	3.9	9.9	3.5
Gaming & Leisure	8.5	3.4	8.8	3.1
Telecommunications	8.4	3.4	8.7	3.0
Restaurants	8.4	3.4	8.4	2.9
Consumer Services	5.0	2.0	5.0	1.8
Healthcare Products	4.9	1.9	5.0	1.7
Financial Services	2.7	1.1	2.8	1.0
	$250.5	100.0%	$286.9	100.0%

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
March 31, 2016:
I-45 SLF, LLC[1]	$36.8	24.5%	$36.3	20.4%
Consumer Products & Retail	16.2	10.8	16.3	9.1
Media, Marketing, & Entertainment	15.4	10.3	15.3	8.6
Energy Services (Upstream)	14.0	9.3	11.1	6.2
Business Services	12.8	8.5	13.7	7.7
Industrial Products	12.3	8.2	38.5	21.5
Financial Services	10.2	6.8	10.3	5.8
Distribution	8.0	5.3	8.0	4.5
Healthcare Services	7.8	5.2	7.8	4.4
Software & IT Services	5.4	3.6	6.5	3.7
Healthcare Products	5.3	3.5	8.6	4.8
Consumer Services	4.9	3.3	5.0	2.8
Specialty Chemicals	1.0	0.7	1.0	0.5
	$150.1	100.0%	$178.4	100.0%

[1]

I-45 SLF, LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans in the upper middle market. The portfolio companies in I-45 include multi-sector holdings, which are similar to those in which CSWC invests directly. See Note 18 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2017 and 2016:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio
	(dollars in millions)
March 31, 2017:
I-45 SLF, LLC[1]	$60.8	24.3%	$63.4	22.1%
Southwest	50.0	20.0	82.6	28.8
Northeast	43.4	17.4	43.7	15.2
South	38.2	15.2	38.5	13.4
West	30.2	12.0	30.3	10.6
Midwest	27.9	11.1	28.4	9.9
	$250.5	100.0%	$286.9	100.0%

March 31, 2016:
Southwest	$55.8	37.2%	$80.8	45.3%
I-45 SLF, LLC[1]	36.8	24.5	36.3	20.4
West	24.0	16.0	24.4	13.7
Midwest	20.4	13.6	20.6	11.4
South	8.3	5.5	11.5	6.5
Northeast	4.8	3.2	4.8	2.7
	$150.1	100.0%	$178.4	100.0%

[1]

I-45 SLF, LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans in the upper middle market. The portfolio companies in I-45 are located within the geographic regions listed above. See Note 18 for further discussion.

4.     FAIR VALUE MEASUREMENTS

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

As of March 31, 2017 and 2016, 100.0% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value its investments (excluding investments for which fair value is measured at net asset value) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC with the assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

To estimate the enterprise value of the portfolio company, CSWC uses a weighted valuation model based on public comparable companies, observable transactions and discounted cash flow analyses.  A main input into the valuation model is a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) or revenues. In addition, we consider other factors, including but not limited to (1) offers from third parties to purchase the portfolio company, and (2) the implied value of recent investments in the equity securities of the portfolio company. For certain non-performing assets, we may utilize the liquidation or collateral value of the portfolio company’s assets in our estimation of its enterprise value.

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

The table below presents the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at March 31, 2017 and March 31, 2016.  The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	3/31/2017	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$56.0	EBITDA Multiple	4.10x - 9.30x	7.80x
			Discount Rate	14.1% - 27.8%	17.5%
Debt Investments	Income Approach	132.8	Discount Rate	7.70% - 12.60%	10.8%
			Third Party Broker Quote	97.50 - 101.25
	Market Approach	34.8	Cost
		167.5
Total Level 3 Investments		$223.5

		Fair Value at	Significant
	Valuation	3/31/2016	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$49.3	EBITDA Multiple	3.5x - 7.60x	6.78x
			Revenue Multiple	3.70x	3.70x
			Discount Rate	12.9% - 18.62%	14.0%
Debt Investments	Income Approach	68.6	Discount Rate	6.00% - 11.5%	9.7%
			Third Party Broker Quote	86.00 - 99.88
	Market Approach	24.2	Cost
		92.8
Total Level 3 Investments		$142.1

The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2017 and March 31, 2016 (in millions):

		Fair Value Measurements
		at March 31, 2017 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
1st lien loans	$107.8	$ −	$ −	$107.8
2nd lien loans	47.2	−	−	47.2
Subordinated debt	12.5	−	−	12.5
Preferred equity, common equity & warrants	56.0	−	−	56.0
Investments measured at net asset value[1]	63.4	−	−	−
Total Investments	$286.9	$ −	$ −	$223.5

		Fair Value Measurements
		at March 31, 2016 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
1st lien loans	$39.5	$ −	$ −	$39.5
2nd lien loans	38.2	−	−	38.2
Subordinated debt	15.1	−	−	15.1
Preferred equity, common equity & warrants	49.3	−	−	49.3
Investments measured at net asset value[1]	36.3	−	−	−
Total Investments	$178.4	$ −	$ −	$142.1

[1]

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities.

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value to another. We recognize transfer of financial instruments between levels at the end of each quarterly reporting period. During the years ended March 31, 2017 and 2016, we had no transfers between levels.

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the years ended March 31, 2017 and 2016 (in millions):

							Conversion of
		Realized &					Security from
	Fair Value	Unrealized	Purchases of				Debt		Fair Value at
	3/31/2016	Gains (Losses)	Investments[1]	Repayments	Divestitures		to Equity		3/31/2017
1st lien loans	$39.5	$2.3	102.2	(36.2)		-	$-		$107.8
2nd lien loans	38.2	1.3	17.2	(7.0)		(2.5)	-		47.2
Subordinated debt	15.1	0.1	-	-		-	(2.7)		12.5
Preferred equity, common equity & warrants	49.3	8.9	3.1	-		(8.0)	2.7		56.0
Total Investments	$142.1	$12.6	$122.5	$(43.2)		$(10.5)	$ −		$223.5

		Realized &	Unrealized
	Fair Value	Unrealized	Depreciation due to	Purchases of					Fair Value at
	3/31/2015	Gains (Losses)	Share Distribution	Investments[1]	Repayments		Divestitures		3/31/2016
1st lien loans	$ −	$0.2	$ −	$39.3	$	−	$ −		$39.5
2nd lien loans	6.9	(0.7)	−	32.0		−	−		38.2
Subordinated debt	2.9	1.1	−	12.4		−	(1)		15.1
Preferred equity, common equity & warrants	517.3	14.8	(458.3)	2.0		−	(26.5)	[2]	49.3
Total Investments	$527.1	$15.4	$(458.3)	$85.7	$	−	$(27.8)		$142.1

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.
[2]	Includes the cost basis of The Rectorseal Corporation, Whitmore Manufacturing Company, Balco, Inc. and CapStar Holdings Company, which were spun off to CSW Industrials, Inc. at September 30, 2015.

The total net unrealized gains (excluding reversals) included in earnings that related to assets still held at the report date for the years ended March 31, 2017 and 2016 were $12.5 million and $7.6 million, respectively.

5.     CREDIT FACILITY

In September of 2016, CSWC entered into a credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $100.0 million from a diversified group of five lenders and is scheduled to mature August 30, 2020. The Credit Facility also contains an accordion feature that allows CSWC to increase the total commitments under the facility up to $150.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest on a per annum basis at a rate equal to the applicable LIBOR rate (1.13% as of March 31,  2017) plus 3.25% with no LIBOR floor. For the first six months following the close of the Credit Facility, CSWC paid unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. Subsequent to that period, the unused commitment fee is 0.50% to 1.50% based on utilization.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining a minimum consolidated net worth, (4) maintaining a regulatory asset coverage of not less than 200.0%, and (5) maintaining a consolidated interest coverage ratio of at least 2.5 to 1.0.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of March 31,

2017, all of the Company’s assets were pledged as collateral for the Credit Facility.

At March 31,  2017, CSWC had $25.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $1 million for the year ended March 31,  2017.  The weighted average interest rate on the Credit Facility was 4.3% as of March 31, 2017. As of March 31,  2017, CSWC was in compliance with all financial covenants under the Credit Facility.

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

For the tax years ended December 31, 2016, 2015 and 2014, CSWC qualified to be taxed as a RIC.  We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the company.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90.0% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2017, CSWC declared regular dividends in the amount of $3.0 million, or $0.19 per share and declared special dividends in the amount of $4.2 million, or $0.26 per share. During the tax year ended December 31, 2016, we declared total dividends of $6.0 million or $0.38 per share. We declared quarterly dividends of $0.04 per share in March 2016, $0.06 per share in June 2016, $0.11 per share in September 2016, and $0.17 per share in December 2016. For the tax year ended December 31, 2015, we declared total dividends of $1.5 million, or $0.10 per share, in May 2015.  For the tax year ended December 31, 2014, we declared total dividends of $3.1 million, or $0.10 per share in May of 2014 and $0.10 per share in November 2014.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly for the fiscal years ended March 31, 2017 and 2016, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Year ended	Year ended
	March 31, 2017	March 31, 2016
Additional capital	$(2,518)	$(16,877)
Accumulated net investment (income) loss	$(889)	$15,395
Accumulated net realized gains	$3,407	$1,482

The determination of the tax attributes of CSWC’s distributions is made after tax year end, based upon its taxable income for the full tax year and distributions paid for the full tax year. Therefore, the determination of tax attributes made on an interim basis for fiscal year end may not be representative of the actual tax attributes determined at tax year end.

For tax purposes, the 2016 dividends totaled $0.38 per share and were comprised of (1) ordinary income totaling approximately $0.065 per share, (2) long term capital gains totaling approximately $0.28 per share, and (3) qualified dividend income totaling approximately $0.035 per share. In addition, 19.75% of total distributions are considered an interest-related dividend and 97.78% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from US withholding tax. Of the qualified dividends of $0.5 million, 34.65% are eligible for the dividends received deduction. For tax purposes, the 2015 dividends were comprised entirely of long term capital gains.

Ordinary dividend distributions from a RIC do not qualify for the 20.0% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. The tax character of distributions paid for the tax years ended December 31, 2016 and 2015 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2016	2015
Ordinary income	$1,551	$—
Distributions of long term capital gains	4,367	1,544
Distributions on tax basis[1]	$5,918	$1,544

[1]	Includes only those distributions which reduce estimated taxable income.

As of March 31, 2017, CSWC estimates that it has undistributed taxable income of approximately $7.8 million, or $0.49 per share, that will be carried forward toward distributions to be paid in future periods. We intend to meet the applicable qualifications to be taxed as a RIC in future periods.

The following reconciles net increase in assets resulting from operations to estimated RIC taxable income for the years ended March 31, 2017, 2016 and 2015:

	Years ended March 31,
	2017	2016	2015
Reconciliation of RIC Taxable Income[1]
Net increase (decrease) in net assets resulting from operations	$23,474	$(5,400)	$53,442
Net change in unrealized (appreciation) depreciation on investments	(7,690)	(16,089)	108,377
Disallowed net operating loss	—	3,630	3,944
Income/gain recognized for tax on pass-through entities	986	2,334	(446)
Gain (loss) recognized for tax on dispositions	1,248	(2,165)	373
Net operating loss (income) - management company	1,323	6,188	9
Non-deductible tax expense	588	—	—
Other book tax differences	223	563	(1,062)
Estimated taxable income (loss) before deductions for distributions	20,152	(10,939)	164,637
Distributions[2]:
Ordinary	932	—	3,083
Capital gains	4,367	1,544	—
Deemed distributions	—	8,423	155,343
Distributions payable[2]	7,072	619	—
Estimated RIC undistributed taxable income (loss)	7,781	(21,525)	6,211

[1]

The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.

[2]	Includes only those distributions which reduce estimated taxable income.

As of March 31, 2017, 2016 and 2015, the components of estimated RIC accumulated earnings on a tax basis were as follows (amounts in thousands):

	Years ended March 31,
Components of Accumulated Earnings on a Tax Basis[1]	2017	2016	2015
Undistributed ordinary income - tax basis	$11,890	$—	$—
Capital loss carryforward	—	(10,939)	—
Undistributed net realized gain	3,085	—	8,922
Unrealized appreciation (depreciation) on investments	36,481	30,740	470,886
Other temporary differences	(122)	243	(2,710)
Distributions payable[2]	(7,072)	(619)	—
Components of distributable earnings at year-end	44,262	19,425	477,098

[1]

The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.

[2]	Includes only those distributions which reduce estimated taxable income.

As of March 31, 2017, the cost of investments for U.S. federal income tax purposes was $250.1 million, with such investments having a gross unrealized appreciation of $40.1 million and gross unrealized depreciation of $3.4 million.

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

For the tax year ended December 31, 2016, we intend to distribute all long-term capital gains and therefore had no deemed distributions to our shareholders or federal taxes incurred related to such items. During our tax year ended December 31, 2015, we had net long-term capital gains of $8.4 million for tax purposes, which we elected to retain and treat as deemed distributions to our shareholders. For the tax year ended December 31, 2015, we incurred federal taxes on behalf of our shareholders in the amount of $2.9 million. During the tax year ended December 31, 2014, we had net long-term capital gains of $155.3 million for tax purposes, which we elected to retain and treat as deemed distributions to our shareholders.  For the tax year ended December 31, 2014, we incurred federal taxes on behalf of our shareholders in the amount of $54.4 million.

The following table sets forth a summary of our net realized gains for book purposes on transactions by category (amounts in thousands):

	For the Tax Year ended December 31,
Net Realized Gains on Transactions In Investment Securities of	2016	2015
Control investments	$28	$231
Affiliate investments	3,986	(1,457)
Non-control/Non-affiliate investments	(201)	12,758
Net realized gain on investments	$3,813	$11,532
Capital gain distribution	(4,367)	(1,544)
Taxes incurred on deemed capital gain distribution	-	2,948
Net realized gains on investments(for book purposes; after tax)	$(554)	$7,040
Net realized gains on investments (for tax purposes; after tax)	$3,680	$5,475

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate.  For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the qualified defined pension plan, restoration plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of March 31, 2017, CSMC had a deferred tax asset of approximately $3.4 million, a deferred tax liability of $0.1 million, our valuation allowance was $1.3 million and our net deferred tax asset was $2.0 million. As of March 31, 2017, we believe that it is more likely than not that we will be able to utilize $2.0 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets. As of March 31, 2016, CSMC had a deferred tax asset of $2.3 million.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits, net of the valuation allowance, will be realized and they do not contain any uncertain tax positions. Additionally, the increase in valuation allowance of $0.5 million was a result of adjusting the net realizable deferred tax asset to an amount management believes will be realized. Our analysis of the net realizable deferred tax assets is based on projections of future taxable income.

The following table sets forth the significant components of the deferred tax assets and liabilities as of March 31, 2017 and 2016 (amounts in thousands):

	Years ended
	2017	2016
Deferred tax asset:
Net operating loss carryforwards	$1,571	$1,381
Compensation	1,110	874
Pension liability	722	750
Other	76	203
Total deferred tax asset	3,479	3,208
Less valuation allowance	(1,325)	(866)
Total net deferred tax asset	2,154	2,342
Deferred tax liabilities:
Other	(137)	—
Total deferred tax liabilities	(137)	—
Total net deferred tax assets	$2,017	$2,342

The above referenced Net Operating Loss was generated in 2015 and expires in 2035.

In addition, we have a wholly-owned taxable subsidiary, or the Taxable Subsidiary, which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of our gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that our income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations.

The income tax expense, or benefit, and the related tax assets and liabilities generated by CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the year ended March 31, 2017, we recognized a total net income tax provision of $1.8 million, principally consisting of a provision for deferred U.S. federal income taxes relating to CSMC of $1.0 million, a $0.6 million accrual for excise tax on our estimated undistributed taxable income and $0.2 million relating to the Taxable Subsidiary. We also recognized a deferred tax provision of $0.3 million, which is primarily the result of the unrealized appreciation related to the portfolio investment held in the Taxable Subsidiary. For the year ended March 31, 2016, we recognized a net income tax benefit of $1.3 million, of which the entire amount consisted of a benefit for current U.S. federal income taxes. Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2013 through 2015.

The following table sets forth the significant components of the income tax expense as of March 31, 2017, 2016 and 2015 (amounts in thousands):

	Years ended March 31,
Components of Income Tax Expense	2017	2016	2015
Statutory federal income tax	$(175)	$(2,593)	$98
162(m) limitation	625	545	14
Excise tax	588	-	-
Valuation allowance	459	866	-
Tax related to Taxable Subsidiary	173	-	-
Prior year deferred tax true-up	67	(125)	213
Other	42	29	(55)
Total income tax expense	$1,779	$(1,278)	$270

7.     ACCUMULATED Net Realized Gains (Losses) on Investments

The Company may retain some or all of its realized net long-term capital gains in excess of realized net short-term capital losses and may designate the retained net capital gain as a “deemed distribution.” For the tax year ended December 31, 2016, the Company did not elect to designate retained net capital gains as deemed distributions. For the tax year ended December 31, 2015, we elected to retain a portion of our long-term capital gains, incur the applicable taxes of $2.9 million and designate the after-tax gain as “deemed distributions” to the shareholders. “Deemed distributions” are generally reclassified from accumulated net realized gains into additional capital after our tax year ends each December 31.

8.     SPIN-OFF COMPENSATION PLAN

On August 28, 2014, our Board of Directors adopted a compensation plan (the “Spin-off Compensation Plan”) consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to certain officers of the Company at the time. The plan was intended to align the compensation of the Company’s key officers with the Company’s strategic objective of increasing the market value of the Company’s shares through a transformative transaction for the benefit of the Company’s shareholders. Under the plan, Joseph B. Armes, former CEO of the Company, Kelly Tacke, former CFO of the Company, and Bowen S. Diehl, former CIO and current CEO of the company, were eligible to receive an amount equal to six percent of the aggregate appreciation in the Company’s share price from August 28, 2014 (using a base price of $36.16 per share) to 90 days after the completion of a transformative transaction (the “Trigger Event Date”). The first plan component consisted of nonqualified options awarded to purchase 259,000 shares of common stock at an exercise price of $36.60 per share. The second plan component consisted of awards of 127,000 shares of restricted stock, which have voting rights but do not have cash dividend rights. See Note 9 for further discussion on the first two components of the Spin-off Compensation Plan. The final plan component consisted of cash incentive payments awarded to each participant in an amount equal to the excess of each awardee’s allocable portion of the total payment amount over the aggregate value as of the Trigger Event Date of the awardee’s restricted common stock and nonqualified option awards under the plan.

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

Effective immediately with the Share Distribution, both Joseph B. Armes and Kelly Tacke became employees of CSWI and Bowen Diehl, our President and Chief Executive Officer, continued to be an employee of our Company. The Company entered into the Employee Matters Agreement with CSWI. Under the Employee Matters Agreement, we retained the cash incentive awards granted under the Spin-off Compensation Plan, and all liabilities with respect to the cash incentive awards remained liabilities of CSWC.  The equity based awards vesting terms are as follows: (1) 1/3 on December 29, 2015; (2) 1/3 on December 29, 2016; and (3) 1/3 on December 29, 2017, subject to accelerated vesting as described above.

The total value accretion was six percent of the aggregate appreciation in the Company’s share price from $36.16 to the combined volume-weighted average prices of both CSWC and CSWI stock as of December 29, 2015. The cash component of the Spin-off Compensation Plan was the difference between the total value accretion and the aggregate value of the awardee’s restricted common stock and non-qualified option awards under the plan. The total cash liabilities for three participants under the plan totaled $6.1 million, of which $4.8 million was fully vested as of December 29, 2016, and was paid as of March 31, 2017. The remaining payment will be fully vested on December 29, 2017, subject to accelerated vesting as described above.

During the twelve months ended March 31, 2017, we recognized the cash component of spin-off compensation expense of $0.7 million, which represented the cash component of spin-off compensation for our current employee. During the twelve months ended March 31, 2017, we also recorded $1.9 million directly to additional capital for the cash component of spin-off compensation related to the two employees who transferred to CSWI, of which $1.3 million was paid to Kelly Tacke upon her separation from CSWI. During the twelve months ended March 31, 2016, we recognized the cash component of spin-off compensation expense of $1.3 million, which represented the cash component of spin-off compensation for our current employee and two transferred employees to CSWI prior to the Share Distribution. During the twelve months ended March 31, 2016, we also recorded $1.3 million directly to additional capital for the cash component of the spin-off compensation related to the two transferred employees to CSWI.

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

On August 28, 2014, our Board of Directors amended the 2009 Plan, as permitted pursuant to Section 18 of the 2009 Plan (the “First Amendment to the 2009 Plan”).  The First Amendment to the 2009 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. In addition, on August 28, 2014, options to purchase 259,000 shares at $36.60 per share were granted under the 2009 Plan, as amended. On September 8, 2015, the Board designated the Share Distribution as a transformative transaction for purposes of the 2009 Plan and amended the award agreements granted under the 2009 Plan to provide for accelerated vesting of the awards held by a participant in the event of a termination of that participant’s service effected by the executive for good reason, by the employer without cause, or as a result of the disability or death of the participant. A third of these options were vested on each of December 29, 2015 and December 29, 2016, respectively, and the rest of the options will vest on December 29, 2017, subject to accelerated vesting as described above.

At March 31, 2017, there are options to acquire 206,364 shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Stock Incentive Plan or request shareholders’ approval of additional stock options to be added under the 2009 Stock Incentive Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously granted under our 1999 Plan and outstanding on July 20, 2009 continue in effect and are governed by the provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at market price on the date of grant, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. At March 31, 2017 and 2016, there are no options to acquire shares of common stock outstanding under the 1999 Plan.

At September 30, 2015, in connection with the Share Distribution, we entered into the Employee Matters Agreement, which provided that each option to acquire CSWC common stock that was outstanding immediately prior to September 30, 2015, would be converted into both an option to acquire post-Share Distribution CSWC common stock and an option to acquire CSWI common stock and would be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the September 30, 2015. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of CSWC subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all CSWC employees. We compared the fair market value of our stock options on the day of the Share Distribution with the combined fair value of our stock options and CSWI stock options the day after the completion of the Share Distribution. The distribution-related adjustments did not have a material impact on compensation expense for the years ended March 31, 2017 and 2016.

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of March 31, 2017, including adjustments in connection with the Share Distribution:

			Weighted
			Average
			Exercise
	Number of Shares		Price
2009 Plan
Balance at March 31, 2014	123,800		$31.40
Granted	259,000		36.60
Exercised	(6,800)		23.95
Canceled/Forfeited	(4,000)		23.95
Balance at March 31, 2015	372,000		35.24
Granted	–		–
Exercised	(8,000)		23.37
Canceled/Forfeited	–		–
Spin-off adjustments	(1,487)	*	NA
Balance at March 31, 2016	362,513		11.21*
Granted	–		–
Exercised	(131,252)		11.48
Canceled/Forfeited	(24,897)		10.56
Balance at March 31, 2017	206,364		$11.17

1999 Plan
Balance at March 31, 2014	38,000		$26.68
Granted	–		–
Exercised	(22,000)		29.10
Canceled/Forfeited	–		–
Balance at March 31, 2015	16,000		23.37
Granted	–		–
Exercised	(15,974)		17.38
Canceled/Forfeited	–		–
Spin-off adjustments	(26)	*	NA
Balance at March 31, 2016	−		–
Granted	–		–
Exercised	–		–
Canceled/Forfeited	–		–
Balance at March 31, 2017	−		$–
Combined Balance at March 31, 2017	206,364		$11.17*

		Aggregate
	Weighted Average	Intrinsic
March 31, 2017	Remaining Contractual Term	Value
Outstanding	6.5 years	$1,195,129
Exercisable	6.0 years	$753,371

*Certain adjustments were made to the exercise price and number of shares of Capital Southwest awards using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution with the intention of preserving the economic value of the awards immediately prior to the distribution for all Capital Southwest employees.

We recognize compensation cost using the straight-line method for all share-based payments. The fair value of stock options is determined on the date of grant using the Black-Scholes pricing model and is expensed over the requisite service period of the related stock options. Accordingly, for the years ended March 31, 2017,  2016 and 2015, we recognized stock option compensation expense of $0.2 million, $0.4 million, and $0.5 million, respectively, related to the stock options held by our employees and officers.

As of March 31, 2017, the total remaining unrecognized compensation expense related to non-vested stock options was $0.2 million, which will be amortized over the weighted-average vesting period of approximately 1.4 years. During the year ended March 31, 2017, we recognized stock-based compensation expense for awards that are held by our employees.

At March 31, 2017, the range of exercise prices was $7.55 to $11.53 and the weighted-average remaining contractual life of outstanding options was 6.5 years. The total number of shares of common stock exercisable under both the 2009 Plan and the 1999 Plan at March 31, 2017 was 125,141 shares with a weighted-average exercise price of $11.12. During the year ended March 31, 2017, no options were granted and 131,252 options were exercised with an average exercise price of $11.48.

At March 31, 2016, the range of exercise prices was $7.55 to $11.53 and the weighted-average remaining contractual life of outstanding options was 7.8 years. The total number of options exercisable under both the 2009 Plan and the 1999 Plan at March 31, 2016, was 139,759 shares with a weighted-average exercise price of $10.86. During the year ended March 31, 2016, no options were granted and 23,974 options were exercised with an average exercise price of $19.38.

At March 31, 2017,  2016 and 2015, the number of options exercisable was 125,141, 139,759 and 49,000, respectively, and the weighted average price of those options was $11.12, $10.86 and $27.04, respectively.

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

The following table summarizes the restricted stock available for issuance for the year ended March 31, 2017:

Restricted stock available for issuance as of March 31, 2016	344,540
Additional restricted stock approved under the plan	−
Restricted stock granted during the year ended March 31, 2017	(161,918)
Restricted stock forfeited during the year ended March 31, 2017	7,880
Restricted stock available for issuance as of March 31, 2017	190,502

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

For the fiscal years ended March 31, 2017,  2016, and 2015 we recognized total share based compensation expense of $1.0 million, $0.7 million and $0.5, respectively, related to the restricted stock issued to our employees and officers.

As of March 31, 2017, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $3.6 million, which will be amortized over the weighted-average vesting period of approximately 3.1 years. Subsequent to the Share Distribution, the compensation expense related to non-vested awards held by employees who are now employed by CSWI is recorded by CSWI.

The following table summarizes the restricted stock outstanding as of March 31, 2017:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2015	142,960	$17.07	2.6
Granted	143,500	14.87	3.6
Vested	(46,453)	17.93	−
Forfeited	(6,800)	17.84	−
Unvested at March 31, 2016	233,207	$15.79	3.0
Granted	161,918	14.46	3.6
Vested	(93,202)	15.87	−
Forfeited	(7,880)	22.44	−
Unvested at March 31, 2017	294,043	$14.99	3.1

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

There are currently 48,000 individual cash incentive awards outstanding as of March 31, 2017 and the liability for individual cash incentive awards was $0.3 million at March 31, 2017.  During the twelve months ended March 31, 2016, payments in the amount of $0.3 million were paid to vested employees. The estimated liability for individual cash incentive awards was $0.6 million at March 31, 2016. At March 31, 2015, our estimated liability for individual cash incentive awards was $0.7 million. During the twelve months ended March 31, 2015, a payment in the amount of $0.2 million was paid out to a vested employee.

There were no individual cash incentive awards granted during the twelve months ended March 31, 2017.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Vesting Term
Individual Cash Incentive Awards	Shares	Price Per Share	(in Years)
Unvested at March 31, 2016	74,000	$45.60	2.3
Granted	−	−	−
Vested	(14,000)	36.74	−
Forfeited or expired	(12,000)	50.25	−
Unvested at March 31, 2017	48,000	$47.03	1.6

10.     OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015.  All full-time employees are eligible to participate in the 401K Plan.  The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility.  During the year ended March 31, 2017, we made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the year ended March 31, 2017, we made matching contributions of approximately $119.0 thousand.    During the year ended March 31, 2016, we made matching contributions of approximately $49.0 thousand.

11.     Retirement Plans

Until the Share Distribution, CSWC sponsored a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  The following information about the plan represents amounts and information related to CSWC’s participation in the plan and is presented as though CSWC sponsored a single-employer plan.  Benefits were based on years of service and an average of the highest five consecutive years of compensation during the last 10 years of employment.  The funding policy of the plan was to contribute annual amounts that are currently deductible for tax reporting purposes.  No contribution was made to the plan during the three years ended March 31, 2017. The qualified defined benefit pension plan is closed to any employees hired or rehired on or after January 1, 2015. In connection with the Share Distribution, we entered into an Employee Matters Agreement with CSWI on September 8, 2015. The Employee Matters Agreement was amended and restated on September 14, 2015. Under the Employee Matters Agreement, Capital Southwest Corporation and Capital Southwest Management Corporation withdrew as participating employers in the Plan and CSWI became the Sponsoring Employer of the Qualified Retirement Plan and assumed all the liabilities, assets, and future funding obligations for providing benefits for the covered Participants under the Qualified Retirement Plan.

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

The following tables set forth the qualified plan’s net pension benefit, benefit obligation, fair value of plan assets, and amounts recognized in our Consolidated Statements of Operations at March 31, 2017,  2016 and 2015, as well as amounts recognized in our Consolidated Statements of Assets and Liabilities at March 31, 2017 and 2016 in thousands):

	Years ended March 31,
	2017	2016	2015
Net pension benefit
Service cost-benefits earned during the year	$-	$190	$199
Interest cost on projected benefit obligation	-	173	348
Expected return on assets	-	(579)	(1,043)
Net amortization	-	5	25
Immediate recognition of benefit cost due to Plan Freeze at 9/30/2016	-	(72)	-
Net pension benefit from qualified plan	$-	$(283)	$(471)

	Years ended March 31,
	2017	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$-	$8,329	$7,149
Service cost	-	190	199
Interest cost	-	173	348
Actuarial (gain) loss	-	(508)	931
Benefits paid	-	(172)	(298)
Curtailment recognition	-	(409)	-
Transferred to CSWI at 9/30/2016	-	(7,603)	-
Benefit obligation at end of year	$-	$-	$8,329

	Years ended March 31,
	2017	2016	2015
Change in plan assets
Fair value of plan assets at beginning of year	$-	$18,623	$18,112
Actual return on plan assets	-	(315)	809
Benefits paid	-	(172)	(298)
Transferred to CSWI at 9/30/2016	-	(18,136)	-
Fair value of plan assets at end of year	$-	$-	$18,623

Following the Share Distribution, all plan assets were transferred to CSWI. As such, CSWC did not record any prepaid pension cost or accumulated benefit obligation in connection with the qualified defined benefit pension plan for the years ended March 31, 2017 and 2016.

The following tables set forth the retirement restoration plan’s net pension benefit and benefit obligation amounts at March 31, 2017,  2016 and 2015, as well as amounts recognized in our consolidated statements of assets and liabilities at March 31, 2017 and 2016:

	Years ended March 31,
	2017	2016	2015
Net pension cost
Service cost-benefits earned during the year	$-	$82	$18
Interest cost on projected benefit obligation	125	138	143
Net amortization	47	45	31
Immediate recognition of benefit cost due to Plan Freeze at 9/30/2015	-	(82)	-
Net pension cost from restoration plan	$172	$183	$192

	Years ended March 31,
	2017	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$3,061	$3,119	$3,103
Service cost	-	82	18
Interest cost	125	138	143
Actuarial loss	41	428	105
Benefits paid	(207)	(200)	(250)
Curtailment recognition	-	(329)	–
Other adjustments	-	(177)	–
Benefit obligation at end of year	$3,020	$3,061	$3,119

	Years ended March 31,
	2017	2016
Amounts recognized in our Consolidated Statements of Assets and Liabilities
Projected benefit obligation	$(3,020)	$(3,061)
Portion recognized as a component of equity	850	856
Accrued pension cost included in pension liabilities	$(2,170)	$(2,205)

The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years ended March 31,
	2017	2016	2015
Discount rate	4.00%	4.25%	4.25%
Rate of compensation increases	N/A	5.00%	5.00%

The following assumptions were used in estimating the net periodic (income)/expense:

	Years ended March 31,
	2017	2016	2015
Discount rate	4.00%	4.25%	5.00%
Expected return on plan assets	N/A	N/A	7.00%
Rate of compensation increases	N/A	N/A	5.00%

Following are the expected benefit payments for the next five years and in the aggregate for the years 2023-2027 (amounts in thousands):

(In thousands)	2018	2019	2020	2021	2022	2023-2027
Restoration Plan	$214	$214	$213	$223	$232	$1,096

12.     Commitments AND CONTINGENCIES

On September 9, 2015, we entered into an agreement to co-manage I-45 SLF LLC (the “Joint Venture” or “I-45 SLF”) with Main Street Capital Corporation (“Main Street”).  Both companies have equal voting rights on the Joint Venture’s Board of Managers.  We have committed to provide $68 million of equity to the Joint Venture, with Main Street providing $17 million.  The Joint Venture invests primarily in syndicated senior secured loans in the upper middle market. To date we have contributed $60.8 million and currently have commitments outstanding of $7.2 million as of March 31, 2017.

We lease office space under an operating lease which requires annual base rentals of approximately $250 thousand. For the three years ended March 31, 2017, total rental expense was $233 thousand in 2017, $186 thousand in 2016, and $207 thousand in 2015, and the rent commitments for the next five years as of March 31, 2017 are as follows (amounts in thousands):

Year ending March 31,	Rent Commitment
2018	239
2019	248
2020	258
2021	267
2022	226
Thereafter	—
Total	$1,238

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. We have no currently pending material legal proceedings to which we are part or to which any of our assets is subject.

13.      Sources of Income (amounts in Thousands)

				Realized Gain (Loss)
				on Investments
	Investment Income			before Income Taxes
Year ended			Other
March 31, 2017	Interest	Dividends	Income
Non-control/Non-affiliate investments	$11,759	$-	$622	$3,992
Affiliate investments	561	162	-	3,876
Control investments	160	9,682	362	28
Other sources, including temporary investments	166	-	-	-
	$12,646	$9,844	$984	$7,896

					Realized Gain (Loss)
					on Investments
	Investment Income				before Income Taxes
Year ended				Other
March 31, 2016	Interest	Dividends		Income
Non-control/Non-affiliate investments	$4,409	$	−	$130	$(9,575)
Affiliate investments	135		−	−	(1,458)
Control investments	−		3,489	530	231
Other sources, including temporary investments	386		−	81	−
	$4,930		$3,489	$741	$(10,802)

				Realized Gain (Loss)
				on Investments
	Investment Income			before Income Taxes
Year ended			Other
March 31, 2015	Interest	Dividends	Income
Non-control/Non-affiliate investments	$288	$67	$75	$8,226
Affiliate investments	−	581	−	157,213
Control investments	−	8,295	485	(1,175)
Other sources, including temporary investments	122	−	35	−
	$410	$8,943	$595	$164,264

14.     Selected Quarterly Financial Data

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2017 and 2016 (in thousands except per share amounts):

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter	Total
Net investment income (loss)	$371	$1,365	$2,873	$3,279	$7,888
Net realized gain (loss) on investments	199	3,527	72	4,098	7,896
Net increase (decrease) in unrealized appreciation on investments	2,127	2,026	4,940	(1,403)	7,690
Net increase (decrease) in net assets from operations	2,697	6,918	7,885	5,974	23,474
Net investment (loss) income per share	0.02	0.09	0.18	0.21	0.50
Net increase (decrease) in net assets from operations per share	0.17	0.44	0.50	0.37	1.48

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter	Total
Net investment income (loss)	$(2,830)	$(9,335)	$(20)	$1,498	$(10,687)
Net realized gain (loss) on investments	749	(3,396)	(8,170)	15	(10,802)
Net increase (decrease) in unrealized appreciation on investments	4,245	3,783	7,060	1,001	16,089
Net increase (decrease) in net assets from operations	2,164	(8,948)	(1,130)	2,514	(5,400)
Net investment (loss) income per share	(0.18)	(0.60)	—	0.10	(0.68)
Net increase (decrease) in net assets from operations per share	0.14	(0.58)	(0.07)	0.16	(0.35)

15.     RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to certain of our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During the years ended March 31, 2017 and 2016, we received management and other fees from certain of our portfolio companies totaling $0.4 million and $0.7 million, respectively, which were recognized as fees and other income on the Consolidated Statements of Operations.

16.     SUBSEQUENT EVENTS

On April 3, 2017, CSWC paid regular dividends declared on February 28, 2017 in the amount of $3.0 million, or $0.19 per share, and special dividends declared in the amount of $4.2 million, or $0.26 per share.

On May 10, 2017, CSWC announced that the Chairman of the Board, Joseph B. Armes has informed the Company’s Board of Directors (the “Board”) of his decision not to stand for re-election at the Annual Meeting of Shareholders in August 2017. The Company reported this along with the plan for replacing Mr. Armes in connection with the Company’s upcoming annual meeting on August 3, 2017 in an 8-K filed with the SEC on that day.

On May 31, 2017, we announced our Board of Directors had declared a $0.21 dividend per share for the quarter ended for June 30, 2017.  The record date for the dividend is June 15, 2017. The payment date for the dividend is July 3, 2017.

17.     Selected Per Share Data AND RATIOS

The following presents a summary of the selected per share data for the years ended March 31, 2013 through 2017 (in thousands except per share amounts):

	Years Ended March 31,
Per Share Data:	2017	2016	2015	2014	2013
Investment income[1]	$1.48	$0.58	$0.64	$0.82	$0.71
Operating expenses[1]	(0.87)	(1.34)	(0.78)	(0.55)	(0.55)
Income taxes[1]	(0.11)	0.08	(0.02)	0.05	(0.04)
Net investment income (loss)[1]	0.50	(0.68)	(0.16)	0.32	0.12
Dividends to shareholders	(0.79)	(0.14)	(0.20)	(0.20)	(5.27)
Net realized gain (loss)	0.50	(0.88)	7.06	0.66	5.81
Net increase (decrease) in unrealized appreciation on investments	0.49	1.02	(6.96)	6.04	1.08
Distribution from additional capital for spin-off	—	(1.67)	—	—	—
Spin-off Compensation Plan distribution, net of tax	(0.08)	(0.08)	—	—	—
Decrease in unrealized appreciation due to distributions to CSWI	-	(29.15)	—	—	—
Exercise of employee stock options[2]	(0.09)	0.03	(0.04)	(0.18)	(0.24)
Forfeiture/ (Issuance) of restricted stock[3]	(0.15)	(0.49)	(0.40)	—	(0.10)
Share based compensation expense	0.08	0.08	0.07	(0.04)	0.03
Net change in pension plan funded status	-	—	(0.05)	0.08	0.01
Increase (decrease) in net asset value	0.46	(31.96)	(0.68)	6.68	1.44
Net asset value
Beginning of period	17.34	49.30	49.98	43.30	41.86
End of period	$17.80	$17.34	$49.30	$49.98	$43.30

Ratios and Supplemental Data
Ratio of operating expenses, excluding interest expense, to average net assets[6]	4.59%	4.48%	1.59%	1.18%	1.36%
Ratio of net investment income to average net assets	2.83%	(2.27)%	(0.32)%	0.68%	0.31%
Portfolio turnover	17.3%	4.2%	0.93%	1.76%	2.22%
Total investment return[4]	27.9%	(20.7)%	8.4%	16.9%	27.0%
Total return based on change in NAV[5]	7.2%	(2.2)%	(1.0)%	15.9%	16.0%

Weighted-average fully diluted shares outstanding	15,877	15,724	15,531	15,298	15,207
Common shares outstanding at end of period	16,011	15,726	15,565	15,414	15,236

[1]	Based on weighted average of common shares outstanding for the period.
[2]	Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.
[3]	Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.
[4]

Total investment return based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by CSWC’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

[5]

Total return based on change in net asset value was calculated using the sum of ending net asset value plus dividends to shareholders and other non-operating changes during the period, as divided by the beginning net asset value.

[6]	Amounts for fiscal 2015, 2014 and 2013 are based on average net assets prior to the Share Distribution.

18.     SIGNIFICANT SUBSIDIARIES

Media Recovery Inc.

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

At March 31, 2017,  our investment in Media Recovery, Inc. exceeded the 10.0% and 20.0% thresholds in at least one of the tests under Rule 3-09 and Rule 4-08(g) of Regulation S-X. Accordingly, we will amend our Form 10-K to include the financial statements of Media Recovery, Inc. once they are available. At March 31, 2016, our investment in Media Recovery, Inc. exceeded the 10% and 20% thresholds in at least one of the tests under Rule 3-09 and Rule 4-08(g). Accordingly, we amended our Form 10-K to include the financial statements of Media Recovery, Inc. in December 2016, within 90 days of Media Recovery, Inc.’s fiscal year end. Below is certain selected key financial data from its Balance Sheet at March 31, 2017 and 2016 and the twelve months ended March 31, 2017 and 2016 Income Statement (amounts in thousands).

	March 31, 2017	March 31, 2016
Current Assets	$9,935	$11,242
Non-Current Assets	23,173	23,644
Current Liabilities	2,083	1,997
Non-Current Liabilities	$2,396	$2,240

	Years Ended March 31
	2017	2016
Revenue	$19,571	$20,765
Income from continuing operations	1,100	591
Net income	1,100	472

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street to form I-45 SLF LLC (“I-45 SLF”). I-45 SLF began investing in syndicated senior secured loans in the upper middle market during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF totaled $85.0 million, consisting of $68.0 million from us and $17.0 million from Main Street.  Approximately $76.0 million was funded as of March 31, 2017, relating to these commitments, of which $60.8 million was from CSWC. We own 80.0% of I-45 SLF and have a profits interest of 75.6%, while Main Street owns 20.0% and has a profits interest of 24.4%.  I-45 SLF’s Board of Managers make all investment and operational decisions for the fund, and consist of equal representation from CSWC and Main Street.

As of March 31, 2017 and 2016, I-45 SLF had total assets of $216.2 million and $102.9 million. I-45 SLF had approximately $200.2 million and $99.2 million of credit investments at fair value as of March 31, 2017 and 2016, respectively. The portfolio companies in I-45 SLF are in industries similar to those in which we may invest directly. As of March 31, 2017 and 2016, approximately $11.8 million and $8.0 million, respectively, were unsettled trades. For the years ended March 31, 2017 and 2016, I-45 SLF declared total dividends of $9.1 million and $1.7 million, respectively.

Additionally, I-45 SLF closed on a $75.0 million 5-year senior secured credit facility led by Deutsche Bank AG (“Deutsche Bank facility”) in November 2015. This facility includes an accordion feature which will allow I-45 to achieve leverage of up to 2x debt-to-equity.  Borrowings under the facility are secured by all of the assets of I-45 SLF and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. There is  $122.0 million drawn on the facility as of March 31, 2017.

Below is a summary of I-45 SLF’s portfolio, followed by a listing of the individual loans in I-45 SLF’s portfolio as of March 31, 2017 and 2016:

I-45 SLF LLC Loan Portfolio as of March 31,  2017

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1,3]	Principal	Cost	Fair Value[2]
Ahead, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	$4,687,500	$4,585,980	4,640,625
American Scaffold Holdings	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,925,000	2,887,177	2,910,375
American Teleconferencing	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	5,711,302	5,243,687	5,700,451
		Second Lien	6/6/2022	L+9.50% (Floor 1.00%)	1,708,571	1,643,620	1,674,400
Ansira Partners	Business services	First Lien	12/31/2022	L+6.50% (Floor 1.00%)	4,500,000	3,884,092	3,893,523
Array Technologies	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	4,625,000	4,542,126	4,613,437
ATX Networks Corp.	Technology products & components	First Lien	6/12/2021	L+6.00% (Floor 1.00%)	4,924,812	4,877,593	4,875,564
Beaver-Visitec International	Healthcare products	First Lien	8/21/2023	L+5.00% (Floor 1.00%)	4,975,000	4,928,997	4,975,000
California Pizza Kitchen	Food, agriculture & beverage	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,969,987	6,925,133	6,971,381
CMN.com (Higher Education)	Consumer services	First Lien	10/15/2021	L+6.00% (Floor 1.00%)	6,912,500	6,785,531	6,785,531
Contextmedia	Media, marketing & entertainment	First Lien	12/31/2021	L+6.50% (Floor 1.00%)	1,975,000	1,787,489	1,975,000
Digital River	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	7,015,452	6,988,236	7,050,529
Digital Room	Paper & forest products	Second Lien	5/28/2023	L+10.00% (Floor 1.00%)	4,000,000	3,924,128	3,924,128
Highline Aftermarket	Automobile	First Lien	3/17/2024	L+4.25% (Floor 1.00%)	3,000,000	2,985,000	3,033,900
Hunter Defense Technologies	Aerospace & defense	First Lien	8/5/2019	L+6.00% (Floor 1.00%)	2,703,947	2,697,208	2,514,671
ICSH, Inc.	Containers & packaging	First Lien	12/31/2018	L+5.75% (Floor 1.00%)	6,698,007	6,670,865	6,685,051
iEnergizer	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	6,567,046	6,217,720	6,542,748
IG Investments Holdings	Business services	First Lien	10/31/2021	L+5.00% (Floor 1.00%)	2,480,470	2,469,439	2,507,856
Imagine! Print Solutions	Media, marketing & entertainment	First Lien	3/30/2022	L+6.00% (Floor 1.00%)	3,565,489	3,526,760	3,610,057

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1,3]	Principal	Cost	Fair Value [2]
InfoGroup Inc.	Software & IT services	First Lien	5/28/2018	L+5.50% (Floor 1.50%)	5,913,550	5,813,451	5,907,637
		First Lien		L+5.00% (Floor 1.50%)	3,000,000	2,970,000	2,970,000
Integro Parent Inc.	Business services	First Lien	11/2/2022	L+5.75% (Floor 1.00%)	4,938,924	4,790,756	4,963,618
iPayment, Inc.	Financial services	First Lien	5/8/2017	L+5.25% (Floor 1.50%)	6,964,029	6,947,920	6,929,209
LTI Holdings, Inc.	Industrial products	First Lien	4/17/2022	L+4.25% (Floor 1.00%)	1,974,874	1,780,886	1,974,874
Mood Media Corporation	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.00%)	4,503,289	4,427,043	4,483,024
MWI Holdings	Industrial products	First Lien	6/29/2020	L+5.50% (Floor 1.00%)	4,962,500	4,921,442	5,006,170
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	6/4/2020	L+6.25% (Floor 1.00%)	6,901,894	6,886,200	6,867,385
Northstar Travel	Media, marketing & entertainment	First Lien	6/7/2022	L+6.25% (Floor 1.00%)	4,090,625	4,036,655	4,070,172
PetValu	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,975,000	4,931,261	4,987,438
Pike Corp.	Utilities	Second Lien	8/30/2024	L+8.00% (Floor 1.00%)	1,000,000	990,000	1,017,500
Polycom	Telecommunications	First Lien	9/27/2023	L+6.50% (Floor 1.00%)	6,445,833	6,445,833	6,547,678
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	4,474,279	4,470,626	4,507,836
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	395,663	407,349
PT Network	Healthcare products	First Lien	11/30/2021	L+6.50% (Floor 1.00%)	4,990,972	3,883,735	3,883,735
Redbox Automated Retail	Gaming & leisure	First Lien	9/27/2021	L+7.50% (Floor 1.00%)	6,125,000	5,958,692	6,132,963
Safe Guard	Automobile	First Lien	3/31/2024	L+5.00% (Floor 1.00%)	3,250,000	3,152,500	3,225,625
Sigma Electric	Industrial products	First Lien	8/31/2021	L+7.50% (Floor 1.00%)	5,000,000	4,886,637	4,886,637
SRP Companies	Consumer services	First Lien	9/8/2023	L+6.50% (Floor 1.00%)	5,152,273	5,106,492	5,132,212
TaxACT	Financial services	First Lien	12/31/2022	L+6.00% (Floor 1.00%)	1,269,915	1,238,463	1,269,915

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1,3]	Principal	Cost	Fair Value [2]
Terra Millennium	Industrial products	First Lien	11/23/2022	L+6.25% (Floor 1.00%)	6,956,250	6,889,423	6,956,250
Time Manufacturing	Capital Equipment	First Lien	2/10/2022	L+5.00% (Floor 1.00%)	3,000,000	2,985,343	2,985,343
Turning Point Brands	Retail	First Lien	12/31/2021	L+6.00% (Floor 1.00%)	5,000,000	4,950,846	4,950,846
Tweddle Group	Media, marketing & entertainment	First Lien	10/24/2022	L+6.00% (Floor 1.00%)	2,506,731	2,459,763	2,525,531
US Joiner (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	4,791,601	4,737,062	4,767,643
VIP Cinema	Hotel, gaming & leisure	First Lien	3/31/2023	L+6.00% (Floor 1.00%)	5,000,000	4,975,275	5,059,500
Water Pik, Inc.	Consumer products & retail	First Lien	7/8/2020	L+4.75% (Floor 1.00%)	1,137,090	1,135,097	1,139,478
		Second Lien	1/8/2021	L+8.75% (Floor 1.00%)	1,789,474	1,756,683	1,802,895

Total Investments						$197,494,528	$200,242,690

[1]	Represents the interest rate as of March 31, 2017. All interest rates are payable in cash, unless otherwise noted.
[2]

Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the fair value is determined by the Board of Managers of the Joint Venture. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

[3]

The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“Prime”) which reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2017.  Certain investments are subject to a LIBOR or Prime interest rate floor.

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

At March 31, 2017, our investment in I-45 SLF, LLC exceeded the 10.0% and 20.0% thresholds in at least one of the tests under Rule 3-09 and Rule 4-08(g) of Regulation S-X. Accordingly, we have included as an exhibit to our Form 10-K the financial statements of I-45 SLF, LLC. Below is certain summarized financial information for I-45 SLF, LLC as of March 31, 2017 and 2016 and for the years ended March 31, 2017 and 2016 (amounts in thousands):

	March 31, 2017	March 31, 2016
Selected Balance Sheet Information:
Investments, at fair value (cost $197,495 and $99,836)	$200,243	$99,214
Cash and cash equivalents	12,093	2,181
Due from broker	1,732	-
Deferred financing costs	1,659	1,060
Interest receivable	474	436
Total assets	$216,201	$102,891

Senior credit facility payable	$122,000	$48,000
Payable for unsettled transactions	11,795	8,040
Other liabilities	2,988	1,494
Total liabilities	$136,783	$57,534
Members’ equity	79,418	45,357
Total liabilities and net assets	$216,201	$102,891

	Year Ended	Year Ended
	March 31, 2017	March 31, 2016
Selected Statement of Operations Information:
Total revenues	$12,542	$2,401
Total expenses	4,400	689
Net investment income	8,142	1,712
Net unrealized appreciation (depreciation)	3,370	(621)
Net realized gains	1,653	42
Net increase in members’ equity resulting from operations	$13,165	$1,133

SCHEDULE 12-14

Schedule of Investments in and Advances to Affiliates

(In thousands)

	Amount of
	Interest, Fees
	or Dividends	Fair Value	Gross	Gross	Fair Value at
Portfolio Company/	Credited in	at March 31,	Additions	Reductions	March 31,
Type of Investment (1)	Income (2)	2016	(3)	(4)	2017
Control Investments
I-45 SLF LLC
80% LLC equity interest	$6,883	$36,337	$27,058	$—	$63,395
Media Recovery, Inc.
800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock	460	4,757	833		5,590
4,000,002 shares common stock	2,653	27,445	4,804		32,249
TitanLiner
1,189,609 shares Series B convertible preferred stock	44	—	2,777	—	2,777
702,475 shares Series A convertible preferred stock	—	3,352	—	(3,352)	—
Total Control Investments	$10,040	$71,891	$35,472	$(3,352)	$104,011

	Amount of
	Interest, Fees
	or Dividends	Fair Value	Gross	Gross	Fair Value
Portfolio Company /	Credited in	at March 31,	Additions	Reductions	at March 31,
Type of Investment (1)	Income (2)	2016	(3)	(4)	2017
Affiliate Investments
Chandler Signs, LP
Senior secured debt	561	4,413	65	—	4,478
1,500,000 units of Class A-1 common stock	163	2,529	132	—	2,661
kSEP Holdings, Inc.
861,591 shares of common stock	—	3,676	—	(3,676)	—
Total Affiliate Investments	$724	$10,618	$197	$(3,676)	$7,139
Total Control & Affiliate Investments	$10,764	$82,509	$35,669	$(7,028)	$111,150

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

We completed an evaluation under the supervision and with participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that as of March 31, 2017, our disclosure controls and procedures were effective to provide the reasonable assurance described above. The Company notes that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in the 2013 Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2017. Grant Thornton, LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, as stated in its report which is included in Item 15 of Part III of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2017 annual meeting of shareholders under the headings of “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Securities and Exchange Commission on or before July 29, 2017, and is incorporated herein by reference.

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

Item 11.     Executive Compensation

The information required by this Item 11 will be contained in the definitive proxy statement relating to our 2017 annual meeting of shareholders under the headings of “Compensation of Executive Officers,” “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” to be filed with the Securities and Exchange Commission on or before July 29, 2017, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information in the sections of our 2017 Proxy Statement captioned “Stock Ownership of Certain Beneficial Owners” is incorporated in this Item 12 by reference.

The table below sets forth certain information as of March 31, 2017 regarding the shares of our common stock available for grant or granted under stock option plans that (1) were approved by our shareholders, and (2) were not approved by our shareholders.

Number of
	Number of		Securities
	Securities to be	Weighted-	Remaining
	Issued Upon	Average Exercise	Available for
	Exercise of	Price of	Future Issuance
	Outstanding	Outstanding	Under Equity
	Options, Warrants	Options, Warrants	Compensation
Plan Category	and Rights	and Rights	Plans
Equity compensation plans approved by shareholders (1)	206,364	$11.17	194,502

Equity compensation plans not approved by shareholders (2)	−	−	−
Total	206,364	$11.17	194,502

1)

Includes the 1999 Stock Option Plan, 2009 Stock Incentive Plan and 2010 Restricted Stock Award Plan.   For a description of all plans, please refer to Footnotes 8 and 9 contained in our consolidated financial statements.

2)	We have no equity compensation plans that were not approved by shareholders.

Other information required by this Item 12 will be contained in the definitive proxy statement relating to our 2017 annual meeting of shareholders under the heading of “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission on or before July 29, 2017, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the definitive proxy statement relating to our 2017 annual meeting of shareholders under the headings of “Certain Relationships and Related Transactions” and “Corporate Governance” to be filed with the Securities and Exchange Commission on or before July 29, 2017, and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the definitive proxy statement relating to our 2017 annual meeting of shareholders under the heading of “Ratification and Appointment of Independent Registered Public Accounting Firm for the Year Ended March 31, 2017” to be filed with the Securities and Exchange Commission on or before July 29, 2017, and is incorporated herein by reference.

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

Date:  June 1, 2017

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph B. Armes	Chairman of the Board	June 1, 2017
Joseph B. Armes

/s/ David R. Brooks	Director	June 1, 2017
David R. Brooks

/s/ Jack D. Furst	Director	June 1, 2017
Jack D. Furst

/s/ T. Duane Morgan	Director	June 1, 2017
T. Duane Morgan

/s/ William Thomas III	Director	June 1, 2017
William Thomas III

/s/ John H. Wilson	Director	June 1, 2017
John H. Wilson

/s/ Bowen S. Diehl	President and Chief Executive Officer	June 1, 2017
Bowen S. Diehl

/s/ Michael Sarner	Chief Financial Officer	June 1, 2017
Michael Sarner	(Chief Financial/Accounting Officer)

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

10.2	Form of Indemnification Agreement which has been established with all directors and executive officers of the Company (filed as Exhibit 10.9 to Form 8-K dated February 10, 1994).

10.3	Capital Southwest Corporation 1999 Stock Option Plan (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended March 31, 2000).

10.4	Severance Pay Agreement with William M. Ashbaugh (filed as Exhibit 10.1 to Form 8-K dated July 18, 2005).

10.5

Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended March 31, 2012)

10.6

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

10.8	Joseph B. Armes Revised Offer Letter (filed as Exhibit 99.2 to Form 8-K dated May 17, 2013).

10.9	Capital Southwest Corporation 2009 Stock Incentive Plan (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2011)

10.10	Capital Southwest Corporation 2010 Restricted Stock Award Plan (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2011)

10.11	First Amendment to the Capital Southwest Corporation 2009 Stock Incentive Plan (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2014)

10.12	Second Amendment to the Capital Southwest Corporation 2009 Stock Incentive Plan (filed as Exhibit 10.1 to Form 8-K dated August 12, 2015).

Exhibit No.	Description
10.13	First Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2014)

10.14	Second Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (filed as Exhibit 10.2 to Form 8-K dated August 12, 2015).

10.15	Form of Restricted Stock Award Agreement under the 2010 Restricted Stock Award Plan, as amended (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2014)

10.16	Form of Non-Qualified Stock Option Agreement under the 2009 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2014)

10.17	Form of Cash Incentive Award Agreement (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2014)

10.18	Tax Matters Agreement, dated September 8, 2015, between the Company and CSW Industrials, Inc. (filed as Exhibit 10.1 to Form 8-K dated September 14, 2015).

10.19	Amended and Restated Employee Matters Agreement, dated September 4, 2015, between the Company and CSW Industrials, Inc. (filed as Exhibit 10.2 to Form 8-K dated September 14, 2015).

10.20

Form of Amended and Restated Non-Qualified Stock Option Agreement under the 2009 Stock Incentive Plan (CSWC Employee Form) (filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2015).

10.21

Form of Amended and Restated Non-Qualified Stock Option Agreement under the 2009 Stock Incentive Plan (CSWI Employee Form) (filed as Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 2015).

10.22

Form of Amended and Restated Incentive Stock Option Agreement under the 2009 Stock Incentive Plan (CSWC Employee Form) (filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2015).

10.23

Form of Amended and Restated Incentive Stock Option Agreement under the 2009 Stock Incentive Plan (CSWI Employee Form) (filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2015).

10.24

Form of Amended and Restated Non-Qualified Stock Option Agreement (Executive Compensation Plan – CSWC Employee Form) (filed as Exhibit 10.7 to Form 10-Q for the quarterly period ended September 30, 2015).

10.25

Form of Amended and Restated Non-Qualified Stock Option Agreement (Executive Compensation Plan – CSWI Employee Form) (filed as Exhibit 10.8 to Form 10-Q for the quarterly period ended September 30, 2015).

10.26	Form of Restricted Stock Agreement under the 2010 Restricted Stock Award Plan (CSWC Employee Form) (filed as Exhibit 10.9 to Form 10-Q for the quarterly period ended September 30, 2015).

10.27

Form of Amended and Restated Restricted Stock Agreement under the 2010 Restricted Stock Award Plan (CSWI Employee Form) (filed as Exhibit 10.10 to Form 10-Q for the quarterly period ended September 30, 2015).

10.28	Form of Amended and Restated Restricted Stock Award (Executive Compensation Plan – CSWC Employee Form) (filed as Exhibit 10.11 to Form 10-Q for the quarterly period ended September 30, 2015).

10.29	Form of Amended and Restated Restricted Stock Award (Executive Compensation Plan – CSWI Employee Form) (filed as Exhibit 10.12 to Form 10-Q for the quarterly period ended September 30, 2015).

Exhibit No.	Description
10.30	Form of Amended and Restated Cash Incentive Award Agreement (Executive Compensation Plan) (filed as Exhibit 10.13 to Form 10-Q for the quarterly period ended September 30, 2015).

10.31	I-45 SLF LLC Agreement dated September 9, 2015 (filed as Exhibit 10.14 to Form 10-Q for the quarterly period ended September 30, 2015).

10.32	Guarantee, Pledge and Security Agreement dated as of August 30, 2016 (filed as Exhibit 10.1 to Form 8-K filed September 1, 2016)

10.33

Credit Agreement dated as of August 30, 2016 among Capital Southwest Corporation, the Lenders party thereto, ING Capital LLC, as administrative agent, and Texas Capital Bank, N.A., as documentation agent (filed as Exhibit 10.1 to Form 8-K filed September 1, 2016).

21.1 *	List of subsidiaries of the Company, filed herewith.

23.1 *	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP, filed herewith.

23.2 *	Consent of Independent Auditor – RSM US LLP, filed herewith.

31.1 *	Certification of Chairman of the Board and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

31.2 *	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

32.1 **

Certification of Chairman of the Board and President required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

32.2 **	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

99.1 *	Audited Consolidated Financial Statements of I-45 SLF LLC as of March 31, 2017 and 2016 and for the periods then ended, filed herewith.

99.2	Audited Consolidated Financial Statements of Media Recovery, Inc. as of September 30, 2017 and 2016 and for the years ended September 30, 2017, 2016 and 2015.[1]

[1]	Media Recovery, Inc. has a 2017 fiscal year to be ended September 30, 2017. These financial statements will be filed by amendment within 90 days of September 30, 2017.