Form 10-Q
period 2017-06-30
CAPITAL SOUTHWEST CORP
filed 2017-08-08
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings).  Yes   _     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer x	Non-accelerated filer 	Smaller reporting company 	Emerging growth company 
(Do not check if a smaller reporting company)

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

16,006,296 shares of Common Stock, $0.25 value per share, as of August 4, 2017.

PART I – FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except shares and per share data)

	June 30,	March 31,
	2017	2017
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $186,795 and $172,437, respectively)	$187,670	$175,731
Affiliate investments (Cost: $5,929 and $5,925, respectively)	6,810	7,138
Control investments (Cost: $76,219 and $72,178, respectively)	112,102	104,011
Total investments (Cost: $268,943 and $250,540, respectively)	306,582	286,880
Cash and cash equivalents	12,359	22,386
Receivables:
Dividends and interest	3,417	3,137
Escrow	545	545
Other	406	626
Deferred tax asset	1,858	2,017
Debt issuance costs (net of accumulated amortization of $523 and $366, respectively)	1,980	2,137
Other assets	4,043	8,024
Total assets	$331,190	$325,752

Liabilities
Credit facility	$25,000	$25,000
Other liabilities	3,761	5,996
Payable for unsettled transactions	9,263	-
Dividends payable	3,355	7,191
Accrued restoration plan liability	2,146	2,170
Deferred income taxes	238	323
Total liabilities	43,763	40,680

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 18,345,808 shares at June 30, 2017 and 18,350,808 shares at March 31, 2017	4,586	4,588
Additional paid-in capital	261,740	261,472
Accumulated net investment loss	(1,377)	(1,457)
Accumulated net realized gain	9,014	8,390
Unrealized appreciation of investments, net of income taxes	37,401	36,016
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	287,427	285,072
Total liabilities and net assets	$331,190	$325,752
Net asset value per share (16,006,296 shares outstanding at June 30, 2017 and 16,011,296 shares outstanding at March 31, 2017)	$17.96	$17.80

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except shares and per share data)

	Three Months Ended
	June 30,
	2017	2016
Investment income:
Interest income:
Non-control/Non-affiliate investments	$4,332	$2,082
Affiliate investments	140	140
Control investments	41	-
Dividend income:
Control investments	3,004	1,769
Interest income from cash and cash equivalents	7	70
Fees and other income	200	96
Total investment income	7,724	4,157
Operating expenses:
Compensation	1,638	1,582
Spin-off compensation plan	172	172
Share-based compensation	368	239
Interest	738	-
Professional fees	479	518
Net pension expense	40	43
General and administrative	709	685
Total operating expenses	4,144	3,239
Income before taxes	3,580	918
Income tax expense	144	547
Net investment income	$3,436	$371

Realized gain
Non-control/Non-affiliate investments	$624	$199
Total net realized gain on investments before income tax	624	199

Unrealized appreciation of investments
Non-control/Non-affiliate investments	(2,419)	1,353
Affiliate investments	(332)	506
Control investments	4,050	790
Income tax benefit (provision)	85	(522)
Total net increase in unrealized appreciation of investments, net of tax	1,384	2,127

Net realized and unrealized gain on investments	$2,008	$2,326

Net increase in net assets from operations	$5,444	$2,697

Pre-tax net investment income per share - basic and diluted	$0.22	$0.06
Net investment income per share – basic and diluted	$0.21	$0.02
Net increase in net assets from operations – basic and diluted	$0.34	$0.17
Weighted average shares outstanding – basic	16,009,703	15,724,620
Weighted average shares outstanding – diluted	16,072,463	15,791,299

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30,
	2017	2016
Operations:
Net investment income	$3,436	$371
Net realized gain on investments	624	199
Net increase in unrealized appreciation of investments, net of tax	1,384	2,127
Net increase in net assets from operations	5,444	2,697
Distributions from:
Undistributed net investment income	(3,355)	(939)
Distributions of CSW Industrials, Inc.:
Spin-Off Compensation Plan distribution, net of tax of $59 and $ - , respectively	(114)	(1,348)
Capital share transactions:
Change in pension plan funded status	12	-
Share-based compensation expense	368	239
Increase (decrease) in net assets	2,355	649
Net assets, beginning of period	285,072	272,635
Net assets, end of period	$287,427	$273,284

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net increase in net assets from operations	$5,444	$2,697
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Purchases and originations of investments	(41,662)	(5,836)
Proceeds from sales and repayments of debt investments in portfolio companies	23,515	11,253
Proceeds from sales and return of capital of equity investments in portfolio companies	15	-
Payment of accreted original issue discounts	609	27
Depreciation and amortization	181	23
Net pension benefit	(12)	(7)
Realized gain on investments before income tax	(624)	(199)
Net increase in unrealized appreciation of investments	(1,299)	(2,127)
Accretion of discounts on investments	(183)	(75)
Payment-in-kind interest	(73)	-
Stock option and restricted awards expense	368	239
Deferred income tax expense	(155)	547
Changes in other assets and liabilities:
(Increase) decrease in dividend and interest receivable	(281)	368
Increase in escrow receivables	-	1,600
Decrease (increase) in other receivables	220	(60)
Decrease (increase) in other assets	3,957	(295)
Decrease in other liabilities	(2,119)	(1,257)
Increase (decrease) in payable for unsettled transaction	9,263	(3,940)
Net cash (used in) provided by operating activities	(2,836)	2,958
Cash flows from financing activities
Dividends to shareholders	(7,191)	(625)
Spin-off Compensation Plan distribution	-	(1,345)
Net cash used in financing activities	(7,191)	(1,970)
Net (decrease) increase in cash and cash equivalents	(10,027)	988
Cash and cash equivalents at beginning of period	22,386	95,969
Cash and cash equivalents at end of period	$12,359	$96,957
Supplemental cash flow disclosures:
Cash paid for income taxes	$214	$-
Cash paid for interest	611	-
Supplemental disclosure of noncash financing activities:
Dividend declared, not yet paid	3,355	939
Spin-off Compensation Plan distribution accrued, not yet paid	172	-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(Unaudited)

June 30, 2017

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS	First Lien	Healthcare services	L+6.75% (Floor 1.00%)	6/28/2023	$9,500,000	$9,262,500	$9,381,250
AG KINGS HOLDINGS[8]	First Lien	Food, agriculture & beverage	L+8.50% (Floor 1.00%)	8/8/2021	9,850,000	9,679,554	9,850,000
AMERICAN TELECONFERENCING	First Lien	Telecommunications	L+6.50% (Floor 1.00%)	12/8/2021	6,644,670	6,477,514	6,640,550
	Second Lien		L+9.50% (Floor 1.00%)	6/6/2022	2,005,714	1,932,383	1,986,910
AMWARE FULFILLMENT	First Lien	Distribution	L+9.50% (Floor 1.00%)	5/21/2019	12,897,500	12,713,209	12,897,500
ARGON MEDICAL DEVICES	Second Lien	Healthcare products	L+9.50% (Floor 1.00%)	6/23/2022	5,000,000	4,875,571	5,000,000
BINSWANGER CORP.	First Lien	Consumer products & retail	L+8.00% (Floor 1.00%)	3/9/2022	13,251,760	12,999,838	12,999,838
	900,000 shares of common stock		-	-	-	900,000	762,000
						13,899,838	13,761,838
CALIFORNIA PIZZA KITCHEN	First Lien	Restaurants	L+6.00% (Floor 1.00%)	8/23/2022	4,962,500	4,918,439	4,969,746
CAST AND CREW PAYROLL, LLC	Second Lien	Media, marketing & entertainment	L+7.75% (Floor 1.00%)	8/12/2023	3,705,263	3,686,111	3,631,158
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	5,825,000
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.50% (Floor 1.00%)	2/12/2021	7,032,285	7,003,283	7,067,446
DIGITAL ROOM INC.	Second Lien	Paper & forest products	L+10.00% (Floor 1.00%)	5/21/2023	7,000,000	6,868,326	6,872,622
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)	8/26/2023	3,000,000	2,944,563	2,970,000
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	2/1/2022	12,150,000	11,875,016	12,150,000
	1,000 shares of common stock		12% PIK	-	-	1,049,667	1,383,000
						12,924,683	13,533,000
LIGHTING RETROFIT INTERNATIONAL[13]	First Lien	Environmental services	L+9.25% (Floor 1.00%)	6/30/2022	15,000,000	14,748,115	14,748,115
	396,825 shares of Series B preferred stock		-	-	-	500,000	500,000
						15,248,115	15,248,115
PREPAID LEGAL SERVICES, INC.	Second Lien	Consumer services	L+9.00% (Floor 1.25%)	7/1/2020	5,000,000	4,958,420	5,040,625
REDBOX AUTOMATED RETAIL	First Lien	Gaming & leisure	L+7.50% (Floor 1.00%)	9/27/2021	7,437,500	7,231,067	7,480,862
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+8.75% (Floor 1.00%)	3/18/2022	7,000,000	6,921,461	6,965,000
RESTAURANT TECHNOLOGIES, INC.	Second Lien	Restaurants	L+8.75% (Floor 1.00%)	11/23/2023	3,500,000	3,450,606	3,482,500

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment [2]	Industry	Rate [3]	Maturity	Principal	Cost	Value [4]
RJO HOLDINGS CORP. [14]	First Lien	Financial services	L+9.50% (Floor 1.00%)	5/5/2022	7,500,000	7,426,849	7,426,849
TAX ADVISORS GROUP[13]	Senior subordinated debt	Consumer services	10.00% / 2.00% PIK	12/23/2022	4,601,533	4,509,739	4,509,739
	143.3 Class A units		-	-	-	541,176	541,176
						5,050,915	5,050,915
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%)	2/16/2022	8,250,000	7,464,254	8,105,625
	Warrants		-	-	-	886,000	1,362,000
						8,350,254	9,467,625
WASTEWATER SPECIALTIES	First Lien	Business services	L+8.75% (Floor 1.00%)	4/18/2022	11,000,000	10,813,640	10,813,640
WATER PIK, INC.	Second Lien	Consumer products & retail	L+8.75% (Floor 1.00%)	1/8/2021	4,254,386	4,175,679	4,275,658
WINZER CORPORATION	Senior subordinated debt	Distribution	11.00%	6/1/2021	8,100,000	7,982,208	8,031,150

Total Non-control/Non-affiliate Investments						$186,795,188	$187,669,959
Affiliate Investments[6]
CHANDLER SIGNS, LP13	Senior subordinated debt	Business services	12.00%	7/4/2021	$4,500,000	$4,428,684	$4,428,684
	1,500,000 units of Class A-1 common stock		-	-	-	1,500,000	2,381,000
						5,928,684	6,809,684

Total Affiliate Investments						$5,928,684	$6,809,684

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	-	-	-	$64,800,000	$67,535,416
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	5,277,488
	4,000,002 shares of common stock		-	-	-	4,615,000	30,444,512
						5,415,000	35,722,000
TITANLINER, INC.	1,189,609 shares of Series B convertible preferred stock	Energy services (upstream)	6% PIK	-	-	2,799,768	3,463,000
	339,277 shares of Series A convertible preferred stock		-	-	-	3,204,222	5,382,000
						6,003,990	8,845,000
Total Control Investments						$76,218,990	$112,102,416

TOTAL INVESTMENTS[12]						$268,942,862	$306,582,059

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
[2]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.
[3]

The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30,  2017.  Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind (“PIK”) interest.

[4]

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

[5]

Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. At June 30,  2017, approximately 61.2% of the Company’s investment assets are non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 65.3%.

[6]

Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At June 30,  2017, approximately 2.2% of the Company’s investment assets are affiliate investments. The fair value of these investments as a percent of net assets is 2.4%.

[7]

Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained. At June 30,  2017, approximately 36.6% of the Company’s investment assets are control investments. The fair value of these investments as a percent of net assets is 39.0%.

[8]	The investment is structured as a first lien last out term loan and earns interest in addition to the stated rate.
[9]

Indicates assets that are considered “non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

[10]	The investment has approximately $3.2 million unfunded commitment as of June 30, 2017.
[11]	Income producing through dividends on distributions.
[12]

As of June 30,  2017, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $39.1 million; cumulative gross unrealized depreciation for federal income tax purposes is $2.4 million.  Cumulative net unrealized appreciation is $36.7 million, based on a tax cost of $269.1 million.

[13]	Lighting Retrofit International Series B preferred stock, Tax Advisors Group Class A units and Chandler Signs, LP Class A-1 common stock are held through a wholly-owned taxable subsidiary.
[14]	The investment is structured as a first lien first out term loan and earns less interest than the stated rate.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[2]	Maturity	Principal	Cost	Value[3]
Non-control/Non-affiliate Investments[4]
AG KINGS HOLDINGS[8]	First Lien	Food, agriculture & beverage	L+8.50% (Floor 1.00%)	8/10/2021	9,900,000	9,720,743	9,900,000
AMERICAN TELECONFERENCING	First Lien	Telecommunications	L+6.50% (Floor 1.00%)	12/8/2021	6,733,503	6,559,616	6,720,709
	Second Lien		L+9.50% (Floor 1.00%)	6/6/2022	2,005,714	1,929,670	1,965,600
AMWARE FULFILLMENT	First Lien	Distribution	L+9.50% (Floor 1.00%)	5/21/2019	13,065,000	12,858,885	12,934,350
ARGON MEDICAL DEVICES	Second Lien	Healthcare products	L+9.50% (Floor 1.00%)	6/23/2022	5,000,000	4,871,024	5,000,000
BINSWANGER CORP.	First Lien	Consumer products & retail	L+8.00% (Floor 1.00%)	3/9/2022	13,251,760	12,988,847	12,988,848
	900,000 shares of common stock					900,000	900,000
						13,888,847	13,888,848
CALIFORNIA PIZZA KITCHEN	First Lien	Restaurants	L+6.00% (Floor 1.00%)	8/23/2022	4,975,000	4,929,234	4,975,995
CAST AND CREW PAYROLL, LLC	Second Lien	Media, marketing & entertainment	L+7.75% (Floor 1.00%)	8/12/2023	3,705,263	3,685,537	3,671,916
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	9,956,000
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.50% (Floor 1.00%)	2/12/2021	7,032,285	7,001,500	7,067,446
DIGITAL ROOM INC.	Second Lien	Paper & forest products	L+10.00% (Floor 1.00%)	5/21/2023	7,000,000	6,864,682	6,864,682
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)	8/26/2023	3,000,000	2,942,972	2,970,000
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	2/1/2022	12,150,000	11,864,161	11,864,161
	1,000 shares of common stock		12% PIK	-	-	1,019,667	1,020,000
						12,883,828	12,884,161
IMAGINE! PRINT SOLUTIONS, INC.	First Lien	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/30/2022	4,853,233	4,800,146	4,913,898
INFOGROUP INC.	First Lien	Software & IT services	L+5.50% (Floor 1.50%)	5/26/2018	4,895,007	4,822,951	4,890,112
LIGHTING RETROFIT INTERNATIONAL	First Lien	Environmental services	L+9.75% (Floor 0.5%)	9/28/2021	10,222,222	10,126,394	10,126,394
LTI HOLDINGS, INC.	Second Lien	Industrial products	L+9.25% (Floor 1.00%)	4/17/2023	7,000,000	6,853,685	6,825,000
PREPAID LEGAL SERVICES, INC.	Second Lien	Consumer services	L+9.00% (Floor 1.25%)	7/1/2020	5,000,000	4,955,404	5,029,000
REDBOX AUTOMATED RETAIL	First Lien	Gaming & leisure	L+7.50% (Floor 1.00%)	9/27/2021	8,750,000	8,505,558	8,761,375
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+8.75% (Floor 1.00%)	3/18/2022	7,000,000	6,918,134	6,860,000

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment [2]	Industry	Rate [2]	Maturity	Principal	Cost	Value [3]
RESTAURANT TECHNOLOGIES, INC.	Second Lien	Restaurants	L+8.75% (Floor 1.00%)	11/23/2023	3,500,000	3,449,262	3,482,500
TAXACT, INC.	First Lien	Financial services	L+6.00% (Floor 1.00%)	12/31/2022	2,775,000	2,722,263	2,775,000
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%)	2/16/2022	11,000,000	9,898,494	9,898,494
	Warrants					886,000	886,000
						10,784,494	10,784,494
WATER PIK, INC.	Second Lien	Consumer products & retail	L+8.75% (Floor 1.00%)	2/8/2021	4,473,684	4,385,853	4,507,237
WINZER CORPORATION	Senior subordinated debt	Distribution	11.00%	6/1/2021	8,100,000	7,976,347	7,976,347

Total Non-control/Non-affiliate Investments						$172,437,029	$175,731,064
Affiliate Investments[6]
CHANDLER SIGNS, LP13	Senior subordinated debt	Business services	12.00%	7/4/2021	$4,500,000	$4,425,310	$4,477,500
	1,500,000 units of Class A-1 common stock		-	-	-	1,500,000	2,661,000
						5,925,310	7,138,500

Total Affiliate Investments						$5,925,310	$7,138,500

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	-	-	-	$60,800,000	$63,394,679
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	5,590,249
	4,000,002 shares of common stock		-	-	-	4,615,000	32,248,751
						5,415,000	37,839,000
TITANLINER, INC.	1,189,609 shares of Series B convertible preferred stock	Energy services (upstream)	6% PIK	-	-	2,758,528	2,777,000
	339,277 shares of Series A convertible preferred stock		-	-	-	3,204,222	-
						5,962,750	2,777,000
Total Control Investments						$72,177,750	$104,010,679

TOTAL INVESTMENTS[12]						$250,540,089	$286,880,243

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
[2]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.
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

[4]

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

[5]

Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. At March 31, 2017, approximately 61.3% of the Company’s investment assets are non-control/non-affiliate investments.

[6]

Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2017, approximately 2.5% of the Company’s investment assets are affiliate investments.

[7]

Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or maintains greater than 50% of the board representation. At March 31, 2017, approximately 36.2% of the Company’s investment assets are control investments.

[8]	The investment is structured as a first lien last out term loan and earns interest in addition to the stated rate.

[9]

Indicates assets that the Company believes do not represent “qualifying assets” under section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

[10]	The investment has approximately $7.2 million unfunded commitment as of March 31, 2017.
[11]	Income producing through dividends on distributions.
[12]

As of March 31, 2017, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $40.1 million; cumulative gross unrealized depreciation for federal income tax purposes is $3.4 million.  Cumulative net unrealized appreciation is $36.7 million, based on a tax cost of $250.1 million.

[13]	Chandler Signs, LP Class A-1 common stock is held through a wholly-owned taxable subsidiary.

Notes to Consolidated Financial Statements

1.ORGANIZATION AND BASIS OF PRESENTATION

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “CSWC,” or the “Company” refer to Capital Southwest Corporation, unless the context requires otherwise.

Organization

Capital Southwest Corporation is an internally managed investment company that specializes in providing customized financing to middle market companies in a broad range of industry segments located primarily in the United States. Our common stock currently trades on The Nasdaq Global Select Market under the ticker symbol “CSWC.”

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

We focus on investing in companies with track records of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior debt, subordinated debt, and equity investments in the lower middle market, as well as first and second lien syndicated loans in upper middle market companies. Our target lower middle market (“LMM”) companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 million and $15.0 million, and our LMM investments generally range in size from $5.0 million to $20.0 million. Our upper middle market (“UMM”) investments generally include syndicated first and second lien loans in companies with EBITDA generally greater than $50.0 million and typically range in size from $5.0 million to $10.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three months ended June 30, 2017  are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2017 and 2016.  Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

This quarter we satisfied all RIC tests and have only 11.0% in nonqualified assets according to measurement criteria established in Section 851(d) of the Internal Revenue Code (as amended, the “IRC”).

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At June 30, 2017 and March 31, 2017, cash balances totaling $10.1 million and $19.6 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Use of Estimates The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates. We have identified investment valuation and revenue recognition as our most critical accounting estimates.

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the record date. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2017 and March 31, 2017, we did not have any investments on non-accrual status.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income.  For the three months ended June 30, 2017,  approximately 2.4%  of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three and three months ended June 30, 2016, approximately 1.8%  of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to stockholders to maintain its qualification as a regulated investment company (“RIC”) for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. For the three months ended June 30,  2017 and 2016, approximately 0.9% and 0.0%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740 for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three months ended June 30, 2017 and 2016.

Deferred Taxes Deferred tax assets and liabilities are recorded for losses or income at our taxable subsidiaries using statutory tax rates. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. See Note 6 for further discussion.

Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by ASC Topic 718, Compensation – Stock Compensation. Accordingly, we recognize stock-based compensation cost on a straight-line basis for all share-based payments and awards granted to employees. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant. For restricted stock awards, we amortize this fair value to share-based compensation expense over the vesting term. The unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are participating securities and are included in the basic and diluted earnings per share calculation. At the three months ended June 30, 2017 and 2016,  weighted-average basic shares were adjusted for the diluted effect of stock-based awards of 62,761 and 66,679, respectively. For individual cash incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value of our Company. In connection with the Share Distribution, we entered into an Employee Matters Agreement (the “Employee Matters Agreement”) with CSWI. Under the Employee Matters Agreement, the value of individual cash incentive awards was determined based upon the net asset value of CSWC as of June 30, 2015. See Note 9 for further discussion.

 Shareholder Distributions Distributions to common shareholders are recorded on the ex-dividend date.  The amount of distributions, if any, is determined by the Board of Directors each quarter.

Presentation Presentation of certain amounts on the Consolidated Statements of Operations for the prior year comparative consolidated financial statements is updated to conform to the current period presentation. This mainly includes disclosure of amounts at a more disaggregated level.

Recently Issued or Adopted Accounting Standards In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. CSWC is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. CSWC completed its initial assessment in evaluating the potential impact on its consolidated financial statements and based on its initial assessment, determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the Company's management does not expect the adoption of ASU 2014-09 to have a significant impact to pretax income upon adoption. The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its initial assessment continues to remain accurate. Additionally, the Company is continuing its assessment of ASU 2014-09’s impact on its consolidated financial statement disclosures.

3.INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2017 and March 31, 2017:

		Percentage of		Percentage of
	Fair Value	Total Portfolio	Cost	Total Portfolio
	(dollars in millions)
June 30, 2017:
1st lien loans[1]	$124.6	40.6%	$122.6	45.6%
2nd lien loans	40.2	13.2	39.8	14.8
Subordinated debt	17.0	5.5	16.9	6.3
Preferred equity, common equity & warrants	57.3	18.7	24.8	9.2
I-45 SLF LLC[2]	67.5	22.0	64.8	24.1
	$306.6	100.0%	$268.9	100.0%

March 31, 2017:
1st lien loans	$107.8	37.6%	$106.8	42.6%
2nd lien loans	47.2	16.5	46.9	18.7
Subordinated debt	12.5	4.3	12.4	4.9
Preferred equity, common equity & warrants	56.0	19.5	23.6	9.5
I-45 SLF LLC[2]	63.4	22.1	60.8	24.3
	$286.9	100.0%	$250.5	100.0%

[1]	Included in 1st lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.
[2]

I-45 SLF LLC (“I-45 SLF”) is a joint venture between CSWC and Main Street Capital Corporation (“Main Street”). This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

The following table shows the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2017 and March 31, 2017:

		Percentage of		Percentage of
	Fair Value	Total Portfolio	Cost	Total Portfolio
	(dollars in millions)
June 30, 2017:
I-45 SLF LLC[1]	$67.5	22.0%	$64.8	24.1%
Industrial Products	35.7	11.7	5.4	2.0
Media, Marketing, & Entertainment	26.6	8.7	25.0	9.3
Distribution	20.9	6.8	20.7	7.7
Consumer Products and Retail	18.0	5.9	18.1	6.7
Environmental Services	15.2	5.0	15.2	5.7
Energy Services (Upstream)	14.7	4.8	14.0	5.2
Business Services	13.8	4.5	12.8	4.9
Industrial Services	10.8	3.5	10.8	4.0
Consumer Services	10.1	3.3	10.0	3.7
Paper & Forest Products	9.9	3.2	9.8	3.6
Food, Agriculture & Beverage	9.9	3.2	9.7	3.6
Healthcare Services	9.4	3.1	9.3	3.4
Telecommunications	8.6	2.8	8.4	3.1
Restaurants	8.5	2.8	8.4	3.1
Gaming & Leisure	7.5	2.4	7.2	2.7
Commodities & Mining	7.4	2.4	7.4	2.8
Software & IT Services	7.1	2.3	7.0	2.6
Healthcare Products	5.0	1.6	4.9	1.8
	$306.6	100.0%	$268.9	100.0%

		Percentage of		Percentage of
	Fair Value	Total Portfolio	Cost	Total Portfolio
	(dollars in millions)
March 31, 2017:
I-45 SLF LLC[1]	$63.4	22.1%	$60.8	24.3%
Industrial Products	44.7	15.6	12.3	4.9
Media, Marketing, & Entertainment	32.3	11.2	32.2	12.8
Distribution	20.9	7.3	20.8	8.3
Consumer Products & Retail	18.4	6.4	18.3	7.3
Business Services	14.0	4.9	12.8	5.1
Energy Services (Upstream)	12.7	4.4	14.0	5.6
Software & IT Services	12.0	4.2	11.8	4.7
Environmental Services	10.1	3.5	10.1	4.0
Food, Agriculture & Beverage	9.9	3.5	9.7	3.9
Paper & Forest Products	9.8	3.4	9.8	3.9
Gaming & Leisure	8.8	3.1	8.5	3.4
Telecommunications	8.7	3.0	8.4	3.4
Restaurants	8.4	2.9	8.4	3.4
Consumer Services	5.0	1.8	5.0	2.0
Healthcare Products	5.0	1.7	4.9	1.9
Financial Services	2.8	1.0	2.7	1.1
	$286.9	100.0%	$250.5	100.0%

[1]

I-45 SLF is a joint venture between CSWC and Main Street. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF include multi-sector holdings, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of June 30, 2017 and March 31,  2017:

		Percentage of		Percentage of
	Fair Value	Total Portfolio	Cost	Total Portfolio
	(dollars in millions)
June 30, 2017:
Southwest	$82.3	26.8%	$50.1	18.6%
I-45 SLF LLC[1]	67.5	22.0	64.8	24.1
South	63.5	20.7	63.1	23.5
Northeast	48.1	15.7	46.2	17.2
Midwest	28.8	9.4	28.5	10.6
West	16.4	5.4	16.2	6.0
	$306.6	100.0%	$268.9	100.0%

March 31, 2017:
Southwest	$82.6	28.8%	$50.0	20.0%
I-45 SLF LLC[1]	63.4	22.1	60.8	24.3
Northeast	43.7	15.2	43.4	17.4
South	38.5	13.4	38.2	15.2
West	30.3	10.6	30.2	12.0
Midwest	28.4	9.9	27.9	11.1
	$286.9	100.0%	$250.4	100.0%

[1]

I-45 SLF is a joint venture between CSWC and Main Street. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

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

As of June 30, 2017 and March 31, 2017, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The table below presents the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at June 30, 2017 and March 31, 2017. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	June 30, 2017	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$57.3	EBITDA Multiple	4.70x - 9.20x	7.20x
			Weighted Average Cost of Capital	12.9% - 27.1%	20.5%
Debt Investments	Income Approach	159.0	Required Market Yield	7.33% - 12.50%	10.8%
			Third Party Broker Quote	98.1 - 100.8
	Market Approach	22.8	Recent Transaction
		181.8
Total Level 3 Investments		$239.1

		Fair Value at	Significant
	Valuation	March 31, 2017	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$56.0	EBITDA Multiple	4.10x - 9.30x	7.80x
			Weighted Average Cost of Capital	14.1% - 27.8%	17.5%
Debt Investments	Income Approach	132.8	Required Market Yield	7.70% - 12.60%	10.8%
			Third Party Broker Quote	97.50 - 101.25
	Market Approach	34.8	Recent Transaction
		167.5
Total Level 3 Investments		$223.5

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2017 and March 31, 2017 (in millions):

		Fair Value Measurements
		at June 30, 2017 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
1st lien loans	$124.6	$ −	$ −	$124.6
2nd lien loans	40.2	−	−	40.2
Subordinated debt	17.0	−	−	17.0
Preferred equity, common equity & warrants	57.3	−	−	57.3
Investments measured at net asset value[1]	67.5	−	−	−
Total Investments	$306.6	$ −	$ −	$239.1

	Fair Value Measurements
	at March 31, 2017 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
1st lien loans	$107.8	$ −	$ −	$107.8
2nd lien loans	47.2	−	−	47.2
Subordinated debt	12.5	−	−	12.5
Preferred equity, common equity & warrants	56.0	−	−	56.0
Investments measured at net asset value[1]	63.4	−	−	−
Total Investments	$286.9	$ −	$ −	$223.5

[1]

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities.

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three months ended June 30,  2017 and 2016, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the three months ended June 30, 2017 and 2016 (in millions):

		Realized &
	Fair Value	Unrealized	Purchases of			Fair Value at
	3/31/2017	Gains (Losses)	Investments[1]	Repayments	PIK Interest Earned	6/30/2017
1st lien loans	$107.8	$1.4	$32.3	$(16.9)	$—	$124.6
2nd lien loans	47.2	0.2	—	(7.2)	—	40.2
Subordinated debt	12.5	—	4.5	—	—	17.0
Preferred equity, common equity & warrants	56.0	0.2	1.0	—	0.1	57.3
Total Investments	$223.5	$1.8	$37.8	$(24.1)	$0.1	$239.1

		Realized &
	Fair Value	Unrealized	Purchases of			Fair Value at
	3/31/2016	Gains (Losses)	Investments[1]	Repayments	PIK Interest Earned	6/30/2016
1st lien loans	$39.5	$0.3	$1.9	$(6.3)	$—	$35.4
2nd lien loans	38.2	0.1	—	(5.0)	—	33.3
Subordinated debt	15.1	(0.1)	—	—	—	15.0
Preferred equity, common equity & warrants	49.3	1.8	—	—	—	51.1
Total Investments	$142.1	$2.1	$1.9	$(11.3)	$—	$134.8

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.

The total net unrealized gains (excluding reversals) included in earnings that related to assets still held at the report date for the three months ended June 30, 2017 and 2016 were $1.5 million and $2.7 million, respectively.

5.CREDIT FACILITY

In August 2016, CSWC entered into a senior secured credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities. The Credit Facility includes total commitments of $100.0 million from a diversified group of five lenders and is scheduled to mature August 30, 2020. The Credit Facility also contains an accordion feature that allows CSWC to increase the total commitments under the facility up to $150.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 3.25% with no LIBOR floor. CSWC pays unused commitment fees of 0.50% to 1.50% per annum, based on utilization, on the unused lender commitments under the Credit Facility.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100.0% of the equity interests in the Company’s wholly-owned subsidiaries. As of June 30,  2017,  substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At June 30,  2017, CSWC had $25.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $0.7 million and $0.0 million, respectively, for the three months ended June 30,  2017 and 2016.  The weighted average interest rate on the Credit Facility was 4.45% as of June 30,  2017.  As of June 30,  2017, CSWC was in compliance with all financial covenants under the Credit Facility.

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

As of June 30, 2017, CSWC qualified to be taxed as a RIC. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

During the quarter ended March 31, 2017, CSWC declared quarterly dividends in the amount of $3.0 milion, or $0.19 per share and declared special dividends in the amount of $4.2 million, or $0.26 per share. During the quarter ended June 30, 2017, CSWC declared quarterly dividends in the amount of $3.3 million, or $0.21 per share.

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

The following reconciles net increase in assets resulting from operations to estimated RIC taxable income for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
Reconciliation of RIC Taxable Income[1]	2017	2016
Net increase in net assets from operations	$5,444	$2,697
Net change in unrealized appreciation on investments	(1,384)	(2,127)
Income/gain recognized for tax on pass-through entities	(168)	56
Net operating loss (income) - management company	352	522
Non-deductible tax expense	(125)	—
Estimated taxable income before deductions for distributions	$4,119	$1,148

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

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual cash incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the qualified defined pension plan, restoration plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of June 30, 2017, CSMC had a deferred tax asset of approximately $3.3 million, our valuation allowance was $1.4 million and our net deferred tax asset was $1.9 million. As of June 30,  2017, we believe that it is more likely than not that we will be able to utilize $1.9 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets. As of March 31, 2017, CSMC had a deferred tax asset of $2.0 million.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits, net of the valuation allowance, will be realized and they do not contain any uncertain tax positions. Additionally, the increase in valuation allowance of $0.1 million was a result of adjusting the net realizable deferred tax asset to an amount management believes will be realized. Our analysis of the net realizable deferred tax assets is based on projections of future taxable income.

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

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended June 30, 2017, we recognized a net income tax expense of $0.1 million, principally consisting of a provision for current U.S. federal income taxes of $0.2 million and  a $0.1 million benefit for excise tax on our estimated undistributed taxable income. For the three months ended June 30, 2016, we recognized a net income tax expense of $0.5 million, principally consisting of a provision for current U.S. federal income taxes of $0.4 million and $0.1 million relating to the Taxable Subsidiary. Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2013 through December 31, 2016.

7.ACCUMULATED Net Realized Gains on Investments

The Company may retain some or all of its realized net long-term capital gains in excess of realized net short-term capital losses and may designate the retained net capital gain as a “deemed distribution.” For the tax year ended December 31, 2016, the Company did not elect to designate retained net capital gains as deemed distributions. “Deemed distributions” are generally reclassified from accumulated net realized gains into additional capital after out tax year ends each December 31.

8.SPIN-OFF COMPENSATION PLAN

On August 28, 2014, our Board of Directors adopted a compensation plan (the “Spin-off Compensation Plan”) consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to certain officers of the Company at the time. The plan was intended to align the compensation of the Company’s key officers with the Company’s strategic objective of increasing the market value of the Company’s shares through a transformative transaction for the benefit of the Company’s shareholders. Under the plan, Joseph B. Armes, former CEO of the Company, Kelly Tacke, former CFO of the Company, and Bowen S. Diehl, former CIO and current CEO of the company, in aggregate, were eligible to receive an amount equal to six percent of the aggregate appreciation in the Company’s share price from August 28, 2014 (using a base price of $36.16 per share) to 90 days after the completion of a transformative transaction (the “Trigger Event Date”). The first plan component consisted of nonqualified options awarded to purchase 259,000 shares of common stock at an exercise price of $36.60 per share. The second plan component consisted of awards of 127,000 shares of restricted stock, which, prior to their vesting, have voting rights but do not have cash dividend rights. See Note 9 for further discussion on the first two components of the Executive Compensation Plan. The final plan component consisted of cash incentive payments awarded to each participant in an amount equal to the excess of each awardee’s allocable portion of the total payment amount over the aggregate value as of the Trigger Event Date of the awardee’s restricted common stock and nonqualified option awards under the plan.

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

During each of the three months ended June 30, 2017 and 2016, we recognized the cash component of spin-off compensation expense of $0.2 million, which represented the cash component of spin-off compensation for our current employee. During the three months ended June 30, 2017 and 2016, we also recorded $0.2 million and $1.3 million, respectively, directly to additional capital for the cash component of the spin-off compensation related to the two employees who transferred to CSWI, of which $1.2 million was paid to Kelly Tacke upon her separation from CSWI.

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

At June 30, 2017, there are options to acquire 206,364 shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Plan or request shareholders’ approval of additional stock options to be added under the 2009 Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously granted under our 1999 Plan and outstanding on July 20, 1999 continue in effect and are governed by the provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at market price on the date of grant, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. At June 30, 2017, there are no options to acquire shares of common stock outstanding under the 1999 Plan.

At September 30, 2015, in connection with the Share Distribution, we entered into the Employee Matters Agreement, which provided that each option to acquire CSWC common stock that was outstanding immediately prior to September 30, 2015, would be converted into both an option to acquire post-Share Distribution CSWC common stock and an option to acquire CSWI common stock and would be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the September 30, 2015. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of CSWC subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all CSWC employees. We compared the fair market value of our stock options on the day of the Share Distribution with the combined fair value of our stock options and CSWI stock options the day after the completion of the Share Distribution. The distribution-related adjustments did not have an impact on compensation expense for the three months ended June 30, 2017.

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of June 30, 2017, including adjustments in connection with the Share Distribution:

		Weighted
		Average
		Exercise
	Number of Shares	Price
2009 Plan
Balance at March 31, 2016	362,513	$11.21*
Granted	–	–
Exercised	(131,252)	11.48
Canceled/Forfeited	(24,897)	10.56
Balance at March 31, 2017	206,364	11.12
Granted	–	–
Exercised	–	–
Canceled/Forfeited	–	–
Balance at June 30, 2017	206,364	$11.12

		Aggregate
	Weighted Average	Intrinsic
June 30, 2017	Remaining Contractual Term	Value
Outstanding	6.3 years	$1,023,847
Exercisable	5.8 years	$649,504

*

Certain adjustments were made to the exercise price and number of shares of Capital Southwest awards using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution with the intention of preserving the economic value of the awards immediately prior to the distribution for all Capital Southwest employees.

We recognize compensation cost using the straight-line method for all share-based payments.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for the three months ended June 30, 2017 and 2016, we recognized stock option compensation expense of $48.0 thousand and $53.9 thousand, respectively, related to the stock options held by our employees and officers.

As of June 30, 2017, the total remaining unrecognized compensation cost related to non-vested stock options was $0.1 million, which will be amortized over the weighted-average vesting period of approximately 1.3 years. During the quarter ended June 30,  2017, we recognized stock-based compensation expense for awards that are held by our employees.

At June 30, 2017, the range of exercise prices was $7.55 to $11.66 and the weighted-average remaining contractual life of outstanding options was 6.3 years. The total number of shares of common stock exercisable under both the 2009 Plan and the 1999 Plan at June 30, 2017 was 125,141 shares with a weighted-average exercise price of $10.89. During the quarter ended June 30, 2017,  no options became exercisable and no options were exercised. During the quarter ended June 30, 2016, no options were exercised.

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

The following table summarizes the restricted stock available for issuance for the three months ended June 30, 2017:

Restricted stock available for issuance as of March 31, 2017	190,502
Additional restricted stock approved under the plan	−
Restricted stock granted during the three months ended June 30, 2017	−
Restricted stock forfeited during the three months ended June 30, 2017	5,000
Restricted stock available for issuance as of June 30, 2017	195,502

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

For the three months ended June 30, 2017 and 2016, we recognized total share based compensation expense of $0.3 million and $0.2 million, respectively, related to the restricted stock issued to our employees and officers.

As of June 30, 2017, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $3.2 million, which will be amortized over the weighted-average vesting period of approximately 2.8 years. Subsequent to the Share Distribution, the compensation expense related to non-vested awards held by employees who are now employed by CSWI is recorded by CSWI.

The following table summarizes the restricted stock outstanding as of June 30, 2017:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2017	294,043	$14.99	3.1
Granted	−	−	−
Vested	(1,875)	13.92	−
Forfeited	(5,000)	14.48	−
Unvested at June 30, 2017	287,168	$15.01	2.8

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

There are currently 48,000 individual cash incentive awards outstanding as of June 30, 2017 and the liability for individual cash incentive awards was $0.3 million at June 30, 2017. As of June 30, 2017, there is no remaining unrecognized compensation expense related to individual cash incentive awards.

There were no individual cash incentive awards vested or granted during the three months ended June 30, 2017.

Weighted
Average
		Weighted	Remaining
	Number of	Average Grant	Vesting Term
Individual Cash Incentive Awards	Shares	Price Per Share	(in Years)
Unvested at March 31, 2017	48,000	$47.03	1.6
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	−	−	−
Unvested at June 30, 2017	48,000	$47.03	1.4

10.OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015.  All full-time employees are eligible to participate in the 401K Plan.  The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility.  During the quarter ended June 30, 2017, we made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended June 30, 2017 and 2016, we made matching contributions of approximately $48.0 thousand and $47.0 thousand, respectively.

11.Commitments AND CONTINGENCIES

On September 9, 2015, we entered into an agreement to co-manage I-45 SLF LLC (the “Joint Venture” or “I-45 SLF”) with Main Street. Both companies have equal voting rights on the Joint Venture’s Board of Managers. CSWC has committed to provide $68.0 million of equity to the Joint Venture, with Main Street providing $17.0 million. I-45 SLF invests primarily in syndicated senior secured loans in the UMM. To date, CSWC has contributed $64.8 million and currently has unfunded equity commitments outstanding of $3.2 million as of June 30, 2017.

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. To our knowledge, we have no currently pending material legal proceedings to which we are party or to which any of our assets is subject.

12.RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During the three months ended June 30, 2017 and 2016, we received management and other fees from certain of our portfolio companies totaling $0.1 million and $0.1 million, respectively, which were recognized as Fees and other income on the Consolidated Statements of Operations.

13.SUBSEQUENT EVENTS

On July 3, 2017, CSWC paid quarterly dividends declared on May 31, 2017 in the amount of $3.3 million, or $0.21 per share.

14.SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2017 and 2016 (share amounts presented in thousands).

	Three Months Ended
	June 30,
Per Share Data:	2017	2016
Investment income[1]	$0.48	$0.27
Operating expenses[1]	(0.26)	(0.21)
Income taxes[1]	(0.01)	(0.04)
Net investment income[1]	0.21	0.02
Dividends to shareholders	(0.21)	(0.06)
Net realized gain[1]	0.04	0.01
Net increase in unrealized appreciation of investments[1]	0.09	0.14
Spin-off Compensation Plan distribution, net of tax	(0.01)	(0.08)
Share based compensation expense	0.02	0.02
Other[2]	0.02	—
Increase in net asset value	0.16	0.05
Net asset value
Beginning of period	17.80	17.34
End of period	$17.96	$17.39

Ratios and Supplemental Data
Ratio of operating expenses, excluding interest expense, to average net assets[3]	1.19%	1.19%
Ratio of net investment income to average net assets[3]	1.20%	0.14%
Portfolio turnover	7.67%	2.06%
Total investment return[3,4]	(3.67)%	(1.01)%
Total return based on change in NAV[3,5]	2.08%	0.81%

Weighted-average fully diluted shares outstanding	16,072	15,791
Common shares outstanding at end of period	16,006	15,718

[1]	Based on weighted average of common shares outstanding for the period.
[2]

Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end.

[3]	Not annualized.
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

At June 30, 2017, the value of Media Recovery, Inc. represented 10.8% of our total assets. Below is certain selected key financial data from its Balance Sheet at June 30, 2017 and March 31, 2017 and Income Statement for the three months ended June 30,  2017 and 2016 (amounts in thousands).

	June 30, 2017	March 31, 2017
Current Assets	$8,719	$9,935
Non-Current Assets	24,521	23,173
Current Liabilities	2,351	2,083
Non-Current Liabilities	$2,657	$2,396

	Three months ended	Three months ended
	June 30, 2017	June 30, 2016
Revenue	$4,995	$5,234
Income from continuing operations	291	809
Net income	291	809

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street to form I-45 SLF. I-45 SLF began investing in syndicated senior secured loans in the upper middle market during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF totaled $85.0 million, consisting of $68.0 million from us and $17.0 million from Main Street. Approximately $81.0 million was funded as of June 30, 2017, relating to these commitments, of which $64.8 million was from CSWC. As of June 30, 2017, CSWC has unfunded equity commitments outstanding of $3.2 million. We own 80.0% of I-45 SLF and have a profits interest of 75.6%, while Main Street owns 20.0% and has a profits interest of 24.4%.  I-45 SLF's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street.

As of June 30, 2017, I-45 SLF had total assets of $231.2 million. I-45 SLF currently has approximately $209.9 million of credit investments at fair value as of June 30, 2017. The portfolio companies in I-45 SLF are in industries similar to those in which we may invest directly. As of June 30, 2017, approximately $11.4 million were unsettled trades. During the three months ended June 30,  2017, I-45 SLF declared a total dividend of $3.0 million of which $2.3 million was paid to CSWC in July 2017.

Additionally, I-45 SLF closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. This facility includes an accordion feature which will allow I-45 SLF to achieve leverage of approximately 2x debt-to-equity. Borrowings under the facility are secured by all of the assets of I-45 SLF and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. Under the I-45 credit facility, $132.0 million has been drawn as of June 30,  2017.

Below is a summary of I-45 SLF’s portfolio, followed by a listing of the individual loans in I-45 SLF’s portfolio as of June 30, 2017 and March 31, 2017:

I-45 SLF LLC Loan Portfolio as of June 30,  2017

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings	Healthcare services	First Lien	6/28/2023	L+6.75% (Floor 1.00%)	$6,700,000	$6,532,500	$6,616,250
Ahead, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	4,625,000	4,531,787	4,613,437
American Scaffold Holdings	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,887,500	2,852,024	2,873,062
American Teleconferencing	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	5,635,955	5,199,037	5,632,461
		Second Lien	6/6/2022	L+9.50% (Floor 1.00%)	1,708,571	1,645,748	1,692,554
Ansira Partners	Business services	First Lien	12/20/2022	L+6.50% (Floor 1.00%)	4,480,363	3,866,517	3,874,034
Array Technologies	Technology products & components	First Lien	6/23/2021	L+7.25% (Floor 1.00%)	4,500,000	4,422,594	4,488,750
ATX Networks Corp.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,899,749	4,855,562	4,850,752
Beaver-Visitec International	Healthcare products	First Lien	8/21/2023	L+5.00% (Floor 1.00%)	4,962,500	4,918,402	4,962,500
California Pizza Kitchen	Food, agriculture & beverage	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,952,475	6,909,800	6,962,626
CMN.com (Higher Education)	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	6,868,750	6,749,431	6,868,750
Contextmedia	Media, marketing & entertainment	First Lien	12/23/2021	L+6.50% (Floor 1.00%)	1,950,000	1,774,618	1,969,500
Digital River	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	7,015,452	6,989,989	7,050,529
Digital Room	Paper & forest products	Second Lien	5/22/2023	L+10.00% (Floor 1.00%)	4,000,000	3,927,213	3,920,000
Highline Aftermarket	Automobile	First Lien	3/15/2024	L+4.25% (Floor 1.00%)	2,992,500	2,978,049	3,022,425
Hunter Defense Technologies	Aerospace & defense	First Lien	8/5/2019	L+6.00% (Floor 1.00%)	2,644,737	2,638,846	2,489,359
iEnergizer	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	6,089,424	5,804,290	6,074,200
Imagine! Print Solutions	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000,000	2,955,000	2,970,000
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,992,500	2,963,555	2,992,500
Integro Parent Inc.	Business services	First Lien	10/28/2022	L+5.75% (Floor 1.00%)	4,926,424	4,785,301	4,938,740

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
iPayment, Inc.	Financial services	First Lien	4/11/2023	L+6.00% (Floor 1.00%)	5,000,000	4,951,377	5,050,000
KeyPoint Government Solutions	Business services	First Lien	4/18/2024	L+6.00% (Floor 1.00%)	4,937,500	4,889,573	4,889,572
LSF9 Atlantis Holdings	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	7,000,000	6,931,448	7,080,220
MHVC Acquisition	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,000,000	5,970,636	6,075,000
MWI Holdings	Industrial products	First Lien	6/29/2020	L+5.50% (Floor 1.00%)	4,950,000	4,912,206	4,971,656
Nielsen and Bainbridge	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	3,000,000	2,941,442	2,985,000
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	6/4/2020	L+6.25% (Floor 1.00%)	6,884,242	6,869,816	6,867,066
PetValu	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,962,500	4,920,938	4,968,703
Pike Corp.	Utilities	Second Lien	9/10/2024	L+8.00% (Floor 1.00%)	1,000,000	990,381	1,017,500
Polycom	Telecommunications	First Lien	9/27/2023	L+5.25% (Floor 1.00%)	6,206,083	6,206,083	6,293,372
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	4,253,522	4,250,434	4,292,059
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	396,399	408,291
PT Network	Healthcare products	First Lien	11/30/2021	L+6.50% (Floor 1.00%)	4,981,945	3,877,303	3,889,909
Redbox Automated Retail	Gaming & leisure	First Lien	9/27/2021	L+7.50% (Floor 1.00%)	5,206,250	5,072,732	5,236,602
Sigma Electric	Industrial products	First Lien	10/13/2021	L+7.50% (Floor 1.00%)	4,987,500	4,880,635	4,987,500
SRP Companies	Consumer services	First Lien	9/11/2023	L+6.50% (Floor 1.00%)	5,962,912	5,613,971	5,638,971
Teleguam Holdings	Telecommunications	Second Lien	4/12/2024	L+8.50% (Floor 1.00%)	2,000,000	1,960,000	1,990,000
Terra Millennium	Industrial products	First Lien	10/31/2022	L+6.25% (Floor 1.00%)	6,912,500	6,848,567	6,947,063
TestEquity	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,000,000	3,961,189	3,961,189
Time Manufacturing	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	2,992,500	2,978,504	2,985,019
Turning Point Brands	Consumer products & retail	First Lien	5/17/2022	L+6.00% (Floor 1.00%)	4,987,500	4,940,256	4,975,031
Tweddle Group	Media, marketing & entertainment	First Lien	10/24/2022	L+6.00% (Floor 1.00%)	2,475,000	2,430,703	2,493,563

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
UniTek Global Services	Telecommunications	First Lien	1/14/2019	L+8.50% (Floor 1.00%)	4,584,809	4,584,809	4,584,809
Utility One Source	Capital equipment	First Lien	4/18/2023	L+5.50% (Floor 1.00%)	1,000,000	990,308	1,018,750
US Joiner (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	4,590,629	4,542,658	4,602,106
US Telepacific	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	5,000,000	4,968,150	4,950,625
VIP Cinema	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,937,500	4,914,112	4,996,133
Water Pik, Inc.	Consumer products & retail	First Lien	7/8/2020	L+4.75% (Floor 1.00%)	1,128,057	1,126,230	1,134,165
		Second Lien	1/8/2021	L+8.75% (Floor 1.00%)	1,701,754	1,672,630	1,710,263

Total Investments						$206,893,753	$209,862,566

[1]

Represents the interest rate as of June 30, 2017. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30,  2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

[2]

Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of the Joint Venture. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

I-45 SLF LLC Loan Portfolio as of March 31, 2017

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Ahead, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	$4,687,500	$4,585,980	4,640,625
American Scaffold Holdings	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,925,000	2,887,177	2,910,375
American Teleconferencing	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	5,711,302	5,243,687	5,700,451
		Second Lien	6/6/2022	L+9.50% (Floor 1.00%)	1,708,571	1,643,620	1,674,400
Ansira Partners	Business services	First Lien	12/31/2022	L+6.50% (Floor 1.00%)	3,921,777	3,884,092	3,893,523
Array Technologies	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	4,325,000	4,542,126	4,613,437
ATX Networks Corp.	Technology products & components	First Lien	6/12/2021	L+6.00% (Floor 1.00%)	4,924,812	4,877,593	4,875,564
Beaver-Visitec International	Healthcare products	First Lien	8/21/2023	L+5.00% (Floor 1.00%)	4,975,000	4,928,997	4,975,000
California Pizza Kitchen	Food, agriculture & beverage	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,969,987	6,925,133	6,971,381
CMN.com (Higher Education)	Consumer services	First Lien	10/15/2021	L+6.00% (Floor 1.00%)	6,912,500	6,785,531	6,785,531
Contextmedia	Media, marketing & entertainment	First Lien	12/31/2021	L+6.50% (Floor 1.00%)	1,975,000	1,787,489	1,975,000
Digital River	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	7,015,452	6,988,236	7,050,529
Digital Room	Paper & forest products	Second Lien	5/28/2023	L+10.00% (Floor 1.00%)	4,000,000	3,924,128	3,924,128
Highline Aftermarket	Automobile	First Lien	3/17/2024	L+4.25% (Floor 1.00%)	3,000,000	2,985,000	3,033,900
Hunter Defense Technologies	Aerospace & defense	First Lien	8/5/2019	L+6.00% (Floor 1.00%)	2,703,947	2,697,208	2,514,671
ICSH, Inc.	Containers & packaging	First Lien	12/31/2018	L+5.75% (Floor 1.00%)	6,698,007	6,670,865	6,685,051
iEnergizer	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	6,567,046	6,217,720	6,542,748
IG Investments Holdings	Business services	First Lien	10/31/2021	L+5.00% (Floor 1.00%)	2,480,470	2,469,439	2,507,856
Imagine! Print Solutions	Media, marketing & entertainment	First Lien	3/30/2022	L+6.00% (Floor 1.00%)	3,565,489	3,526,760	3,610,057
InfoGroup Inc.	Software & IT services	First Lien	5/28/2018	L+5.50% (Floor 1.50%)	5,913,550	5,813,451	5,907,637
		First Lien	4/3/2023	L+5.00% (Floor 1.50%)	3,000,000	2,970,000	2,970,000

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
Integro Parent Inc.	Business services	First Lien	11/2/2022	L+5.75% (Floor 1.00%)	4,938,924	4,790,756	4,963,618
iPayment, Inc.	Financial services	First Lien	5/8/2017	L+5.25% (Floor 1.50%)	6,964,029	6,947,920	6,929,209
LTI Holdings, Inc.	Industrial products	First Lien	4/17/2022	L+4.25% (Floor 1.00%)	1,974,874	1,780,886	1,974,874
Mood Media Corporation	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.00%)	4,503,289	4,427,043	4,483,024
MWI Holdings	Industrial products	First Lien	6/29/2020	L+5.50% (Floor 1.00%)	4,962,500	4,921,442	5,006,170
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	6/4/2020	L+6.25% (Floor 1.00%)	6,901,894	6,886,200	6,867,385
Northstar Travel	Media, marketing & entertainment	First Lien	6/7/2022	L+6.25% (Floor 1.00%)	4,090,625	4,036,655	4,070,172
PetValu	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,975,000	4,931,261	4,987,438
Pike Corp.	Utilities	Second Lien	8/30/2024	L+8.00% (Floor 1.00%)	1,000,000	990,000	1,017,500
Polycom	Telecommunications	First Lien	9/27/2023	L+6.50% (Floor 1.00%)	6,445,833	6,445,833	6,547,678
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	4,474,279	4,470,626	4,507,836
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	395,663	407,349
PT Network	Healthcare products	First Lien	11/30/2021	L+6.50% (Floor 1.00%)	3,930,277	3,883,735	3,883,735
Redbox Automated Retail	Gaming & leisure	First Lien	9/27/2021	L+7.50% (Floor 1.00%)	6,125,000	5,958,692	6,132,963
Safe Guard	Automobile	First Lien	3/31/2024	L+5.00% (Floor 1.00%)	3,250,000	3,152,500	3,225,625
Sigma Electric	Industrial products	First Lien	8/31/2021	L+7.50% (Floor 1.00%)	5,000,000	4,886,637	4,886,637
SRP Companies	Consumer services	First Lien	9/8/2023	L+6.50% (Floor 1.00%)	5,152,273	5,106,492	5,132,212
TaxACT	Financial services	First Lien	12/31/2022	L+6.00% (Floor 1.00%)	1,269,915	1,238,463	1,269,915
Terra Millennium	Industrial products	First Lien	11/23/2022	L+6.25% (Floor 1.00%)	6,956,250	6,889,423	6,956,250
Time Manufacturing	Capital Equipment	First Lien	2/10/2022	L+5.00% (Floor 1.00%)	3,000,000	2,985,343	2,985,343
Turning Point Brands	Retail	First Lien	12/31/2021	L+6.00% (Floor 1.00%)	5,000,000	4,950,846	4,950,846
Tweddle Group	Media, marketing & entertainment	First Lien	10/24/2022	L+6.00% (Floor 1.00%)	2,506,731	2,459,763	2,525,531

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
US Joiner (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	4,791,601	4,737,062	4,767,643
VIP Cinema	Hotel, gaming & leisure	First Lien	3/31/2023	L+6.00% (Floor 1.00%)	5,000,000	4,975,275	5,059,500
Water Pik, Inc.	Consumer products & retail	First Lien	7/8/2020	L+4.75% (Floor 1.00%)	1,137,090	1,135,097	1,139,478
		Second Lien	1/8/2021	L+8.75% (Floor 1.00%)	1,789,474	1,756,683	1,802,895

Total Investments						$197,494,528	$200,242,690

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

Below is certain summarized financial information for I-45 SLF LLC as of June 30, 2017 and for the three months ended June 30, 2017 (amounts in thousands):

	June 30, 2017	March 31, 2017
Selected Balance Sheet Information:
Investments, at fair value (cost $206,894 and $197,494)	$209,862	$200,243
Cash and cash equivalents	15,244	12,093
Due from broker	4,013	1,732
Deferred financing costs and other assets	1,544	1,659
Interest receivable	583	474
Total assets	$231,246	$216,201

Senior credit facility payable	$132,000	$122,000
Payable for unsettled transactions	11,447	11,795
Other liabilities	3,195	2,988
Total liabilities	$146,642	$136,783
Members’ equity	84,604	79,418
Total liabilities and net assets	$231,246	$216,201

	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016
Selected Statement of Operations Information:
Total revenues	$3,951	$2,158
Total expenses	(1,552)	(753)
Net investment income	2,399	1,405
Net unrealized appreciation	221	808
Net realized gains	614	187
Net increase in members’ equity resulting from operations	$3,234	$2,400

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

Unaudited Schedule of Investments in and Advances to Affiliates

Three Months Ended June 30, 2017

	Amount of
	Interest, Fees
	or Dividends	Fair Value	Gross	Gross	Fair Value at
Portfolio Company/	Credited in	at March 31,	Additions	Reductions	June 30,
Type of Investment (1)	Income (2)	2017	(3)	(4)	2017
Control Investments
I-45 SLF LLC
80% LLC equity interest	$2,304	$63,395	$4,140	$—	$67,535
Media Recovery, Inc.
800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock	113	5,590	—	(313)	5,277
4,000,002 shares common stock	650	32,249	—	(1,804)	30,445
TitanLiner
1,189,609 shares Series B convertible preferred stock	54	2,777	686	—	3,463
702,475 shares Series A convertible preferred stock	—	—	5,382	—	5,382
Total Control Investments	$3,121	$104,011	$10,208	$(2,117)	$112,102
Affiliate Investments
Chandler Signs, LP
Senior secured debt	140	4,478	3	(52)	4,429
1,500,000 units of Class A-1 common stock	—	2,661	—	(280)	2,381
Total Affiliate Investments	$140	$7,139	$3	$(332)	$6,810
Total Control & Affiliate Investments	$3,261	$111,150	$10,211	$(2,449)	$118,912

(1)	The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories, respectively.
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

(4)

Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “believe,” “seek,” “estimate,” “expect,” “indicate,” “intend,” “target,” “will,” “would,” “may,” “could,” “continue” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the year ended March 31, 2017 and in this Form 10-Q.  The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made.  You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the year ended March 31, 2017.  We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

Capital Southwest Corporation (“CSWC” or the “Company”) is an internally managed investment company that specializes in providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to upper middle market (“UMM”) companies in a broad range of investment segments located primarily in the United States.  Our principal investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments.  Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior and subordinated debt securities secured by security interests in portfolio company assets, coupled with equity interests.

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior debt, subordinated debt, and equity investments in LMM companies, as well as first and second lien syndicated loans in UMM companies. Our target LMM companies typically have annual EBITDA between $3.0 million and $15.0 million, and our LMM investments generally range in size from $5.0 million to $20.0 million. Our UMM investments generally include syndicated first and second lien loans in companies with EBITDA generally greater than $50.0 million, and typically range in size from $5.0 million to $10.0 million.

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

Our UMM investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the LMM companies included in our portfolio with EBITDA generally greater than $50.0 million. Our UMM investments typically range in size from $5.0 million to $10.0 million. Our UMM debt investments are generally secured by ether a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

The total value of our investment portfolio was $306.6 million as of June 30, 2017, as compared to $286.9 million as of March 31, 2017. As of June 30, 2017, we had investments in 28 portfolio companies with an aggregate cost of $268.9 million. As of March 31, 2017, we had investments in 28 portfolio companies with an aggregate cost of $250.5 million.

The following tables provide a summary of our investments in LMM and UMM companies as of June 30, 2017 and March 31, 2017 (excluding our investment in I-45 SLF LLC):

	As of June 30, 2017
	LMM (a)	UMM
	(dollars in millions)
Number of portfolio companies	12	15
Fair value	$146,005	$93,041
Cost	$112,331	$91,812
% of portfolio at cost - debt	77.9%	100.0%
% of portfolio at cost - equity	22.1%	-
% of debt investments at cost secured by first lien	62.9%	56.6%
Weighted average annual effective yield (b)(c)	11.4%	9.6%
Weighted average EBITDA (c)	$8.5	$94.2
Weighted average leverage through CSWC security (c)(d)	3.3	3.7

(a)	At June 30, 2017, we had equity ownership in approximately 75.0% of our LMM investments.
(b)

The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2017, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of June 30, 2017, there were no investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)	Weighted average metrics are calculated using investment cost basis weighting.
(d)	Includes CSWC debt investments only. Calculated as portfolio company debt through CSWC security divided by adjusted EBITDA.

	As of March 31, 2017
	LMM (a)	UMM
	(dollars in millions)
Number of portfolio companies	10	17
Fair value	$126,305	$97,180
Cost	$93,822	$95,918
% of portfolio at cost - debt	74.8%	100.0%
% of portfolio at cost - equity	25.2%	-
% of debt investments at cost secured by first lien	61.5%	51.2%
Weighted average annual effective yield (b)(c)	11.4%	9.6%
Weighted average EBITDA (c)	$7.4	$101.3
Weighted average leverage through CSWC security (c)(d)	3.1	4.0

(a)	At March 31, 2017, we had equity ownership in approximately 70.0% of our LMM investments.
(b)

The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2017, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of June 30, 2016, there were no investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)	Weighted average metrics are calculated using investment cost basis weighting.
(d)	Includes CSWC debt investments only. Calculated as portfolio company debt through CSWC security divided by adjusted EBITDA.

As of June 30, 2017 and March 31, 2017, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Fair Value	Total Portfolio	Cost	Total Portfolio
	(dollars in millions)
June 30, 2017:
1st lien loans[1]	$124.6	40.6%	$122.6	45.6%
2nd lien loans	40.2	13.2	39.8	14.8
Subordinated debt	17.0	5.5	16.9	6.3
Preferred equity, common equity & warrants	57.3	18.7	24.8	9.2
I-45 SLF LLC[2]	67.5	22.0	64.8	24.1
	$306.6	100.0%	$268.9	100.0%

March 31, 2017:
1st lien loans	$107.8	37.6%	$106.8	42.6%
2nd lien loans	47.2	16.5	46.9	18.7
Subordinated debt	12.5	4.3	12.4	4.9
Preferred equity, common equity & warrants	56.0	19.5	23.6	9.5
I-45 SLF LLC[2]	63.4	22.1	60.8	24.3
	$286.9	100.0%	$250.5	100.0%

[1]	Included in 1st lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.
[2]

I-45 SLF, LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans in the UMM. The portfolio companies held by I-45 SLF represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. We own 80.0% of I-45 SLF and have a profits interest of 75.6%, while Main Street Capital owns 20.0% and has a profits interest of 24.4%. I-45 SLF’s Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from our Company and Main Street.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of June 30, 2017 and March 31, 2017:

	As of June 30, 2017
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$4,276	2.4%
2	177,449	97.6
3	-	-
4	-	-
Total	$181,725	100.0%

	As of March 31, 2017
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$12,173	7.3%
2	155,276	92.7
3	-	-
4	-	-
Total	$167,449	100.0%

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

As of June 30, 2017 and March 31, 2017, we did not have any investments on non-accrual status.

Investment Activity

During the three months ended June 30, 2017, we made debt investments in four new portfolio companies totaling $32.1 million, follow-on debt investments in one portfolio company totaling $4.1 million, and equity investments in one existing and one new portfolio company totaling $1.0 million. We also funded $4.0 million on our existing equity commitment to I-45 SLF. We received contractual principal repayments totaling approximately $4.9 million and full prepayments of approximately $19.2 million from four portfolio companies.

During the three months ended June 30, 2016, we made a debt investment in one new portfolio company totaling $1.7 million and an equity investment in one existing portfolio company totaling $4.0 million. We received contractual principal repayments totaling approximately $0.3 million and full prepayments of approximately $11.0 million from two portfolio companies.

Total portfolio investment activity for the three months ended June 30, 2017 and 2016 was as follows (dollars in thousands):

				Preferred &
	1st Lien	2nd Lien	Subordinated	Common	I-45 SLF,
Three months ended June 30, 2017	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$107,817	$47,177	$12,485	$56,006	$63,395	$286,880
New investments	32,113	-	4,508	1,041	4,000	41,662
Proceeds from sales of investments	-	-	-	(15)	-	(15)
Principal repayments received	(16,905)	(7,219)	-	-	-	(24,124)
PIK interest earned	-	-	2	71	-	73
Accretion of loan discounts	142	32	9	-	-	183
Realized gain	465	144	-	15		624
Unrealized gain (loss)	900	92	(3)	170	140	1,299
Fair value, end of period	$124,532	$40,226	$17,001	$57,288	$67,535	$306,582
Weighted average yield on debt investments at end of period						10.51%
Weighted average yield on total investments at end of period						10.43%

				Preferred &
	1st Lien	2nd Lien	Subordinated	Common	I-45 SLF,
Three months ended June 30, 2016	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$39,491	$38,227	$15,114	$49,267	$36,337	$178,436
New investments	1,836	-	-	-	4,000	5,836
Proceeds from sales of investments	-	-	-	-	-	-
Principal repayments received	(6,280)	(5,000)	-	-	-	(11,280)
Accretion of loan discounts	43	24	8	-	-	75
Realized gain	7	192	-	-	-	199
Unrealized gain (loss)	334	(115)	(150)	1,800	780	2,649
Fair value, end of period	$35,431	$33,328	$14,972	$51,067	$41,117	$175,915
Weighted average yield on debt investments at end of period						10.08%
Weighted average yield on total investments at end of period						9.35%

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of three elements.  The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain on investments before income tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost, net of applicable income tax expense based on our tax year.  The third element is the “Net increase in unrealized appreciation of investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain on investments before income tax” and “Net increase in unrealized appreciation of investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Comparison of three months ended June 30, 2017 and June 30, 2016

	Three Months Ended
	June 30,		Net Change
	2017	2016	Amount	%
	(in thousands)
Total investment income	$7,724	$4,157	$3,567	85.8%
Total operating expenses	(4,144)	(3,239)	(905)	27.9%
Income before income taxes	3,580	918	2,662	290.0%
Income tax expense	144	547	(403)	(73.7)%
Net investment income	3,436	371	3,065	826.1%
Net realized gain on investments before income tax	624	199	425	213.6%
Net increase in net unrealized appreciation on investments, net of tax	1,384	2,127	(743)	(34.9)%
Net increase in net assets from operations	$5,444	$2,697	$2,747	101.9%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended June 30, 2017, Capital Southwest reported investment income of $7.7 million, a $3.6 million,  or 85.8%, increase as compared to the three months ended June 30, 2016. The increase was primarily due to a $2.2 million, or 99.9%, increase in interest income generated from our debt investments, as well as an increase of $1.2 million in dividend income due to dividends received from I-45 SLF LLC.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to employees’ and directors’ compensation, office expenses, and legal, professional and accounting fees.

For the three months ended June 30, 2017, our total operating expenses were $4.1 million,  an increase of $0.9 million, or 27.9%, as compared to the total operating expenses of $3.2 million for the three months ended June 30, 2016. The increase was primarily attributable to a $0.7 million increase in interest expense incurred on the Credit Facility during the three months ended June 30, 2017.

Net Investment Income

For the three months ended June 30, 2017,  income before income taxes increased by $2.7 million, or 290.0%. As a result of the $3.6 million increase in total investment income, offset by a  $0.9 million increase in operating expenses, net investment income increased from the prior year period by $3.1 million to $3.4 million.

Increase in Net Assets from Operations

During the three months ended June 30, 2017, we recognized realized gains totaling $0.6 million, which consisted of net gains on the partial repayments of two non-control/non-affiliate investments, full repayment on four non-control/non-affiliate investments,  and the sale of one non-control/non-affiliate equity investment.

In addition, during the three months ended June 30, 2017, we recorded a net increase in unrealized appreciation of investments totaling $1.4 million, consisting of net unrealized appreciation on our current portfolio of $1.5 million, the reversal of $0.2  million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.1 million.

During the three months ended June 30, 2016, we recognized realized gains totaling $0.2 million, which consisted of net gains on the partial repayments of four non-control/non-affiliate investments and prepayment of one non-control/non-affiliate investment. In addition, during the three months ended June 30, 2016, we recorded a net increase in unrealized appreciation of investments totaling $2.1 million, consisting of net unrealized appreciation on our current portfolio of $2.7 million, the reversal of $0.1 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.5 million.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months.

Cash

At June 30, 2017, the Company had cash and cash equivalents of approximately $12.4 million.

Financing Transactions

In August 2016 we entered into a senior secured credit facility (the “Credit Facility”), which provides additional liquidity to support our investment and operational activities. The Credit Facility includes total commitments of $100.0 million from a diversified group of five lenders and is scheduled to mature August 30, 2020. The Credit Facility also contains an accordion feature which allows us to increase the total commitments under the facility up to $150.0 million from new and existing lenders on the same terms and conditions as the existing commitments.

Borrowings under the Credit Facility bear interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 3.25% with no LIBOR floor. We pay unused commitment fees of 0.50% to 1.50% per annum, based on utilization, on the unused lender commitments under the Credit Facility.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100.0% of the equity interests in the Company’s wholly-owned subsidiaries. As of June 30, 2017, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At June 30, 2017, CSWC had $25.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $0.7 million for the three months ended June 30, 2017. The weighted average interest rate on the Credit Facility was 4.45% as of June 30, 2017. As of June 30, 2017, CSWC was in compliance with all financial covenants under the Credit Facility.

Our primary use of funds will be investments in portfolio companies and operating expenses.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods covered by the consolidated financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-going basis, we evaluate our estimates, including those related to the matters below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2017 and March 31, 2017, our investment portfolio at fair value represented approximately 92.6%  and 88.1%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

Due to the inherent uncertainty in the valuation process, our determination of fair value for our investment portfolio may differ materially from the values that would have been determined had a ready market for the securities actually existed. In addition, changes in the market environment, portfolio company performance, and other events may occur over the lives of the investments that may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

Our Board of Directors has the final responsibility for reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of June 30, 2017 and March 31, 2017 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2017, we did not have any investments on non-accrual status.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30,  2017, we had a total of approximately $3.2 million in outstanding commitments related to equity capital commitments to I-45 SLF that had not been fully called.

RECENT DEVELOPMENTS

 On July 3, 2017, CSWC paid quarterly dividends declared on May 31, 2017 in the amount of $3.3 million, or $0.21 per share.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk. Market risk includes risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.

In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2017, we were not a party to any hedging arrangements.

As of June 30, 2017, approximately 90.7% of our debt investment portfolio (at fair value) bore interest at floating rates, all of which were subject to contractual minimum interest rates. A hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $2.0 million, or $0.13 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could increase our net investment income by a maximum of $0.3 million, or $0.02 per share, on an annual basis. As of June 30, 2017,  none of our idle fund investments bore interest at floating rates. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 3.25%. We pay unused commitment fees of 0.50% to 1.50% per annum, based on utilization.

Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investme income if there is not a corresponding increase in interest income generated by our investment portfolio.

Item 4.Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of June 30, 2017.

During the three months ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.Risk Factors

Investing in our common stock involves a number of significant risks. There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

CAPITAL SOUTHWEST CORPORATION

August 8, 2017	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

August 8, 2017	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer