Form 10-Q
period 2017-09-30
CAPITAL SOUTHWEST CORP
filed 2017-11-07
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,019,296 shares of Common Stock, $0.25 value per share, as of November 3, 2017.

PART I – FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except shares and per share data)

	September 30,	March 31,
	2017	2017
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $197,653 and $172,437, respectively)	$196,781	$175,731
Affiliate investments (Cost: $5,932 and $5,925, respectively)	6,491	7,138
Control investments (Cost: $76,260 and $72,178, respectively)	118,588	104,011
Total investments (Cost: $279,845 and $250,540, respectively)	321,860	286,880
Cash and cash equivalents	33,329	22,386
Receivables:
Dividends and interest	3,709	3,137
Escrow	545	545
Other	461	626
Deferred tax asset	1,846	2,017
Debt issuance costs (net of accumulated amortization of $686 and $366, respectively)	1,972	2,137
Other assets	4,948	8,024
Total assets	$368,670	$325,752

Liabilities
Credit facility	$56,000	$25,000
Other liabilities	14,077	5,996
Dividends payable	3,838	7,191
Accrued restoration plan liability	2,122	2,170
Deferred income taxes	119	323
Total liabilities	76,156	40,680

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 18,358,808 shares at September 30, 2017 and 18,350,808 shares at March 31, 2017	4,590	4,588
Additional paid-in capital	262,019	261,472
Net investment income in excess of (less than) distributions	(1,277)	(1,457)
Accumulated undistributed net realized gain	9,223	8,390
Unrealized appreciation of investments, net of income taxes	41,896	36,016
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	292,514	285,072
Total liabilities and net assets	$368,670	$325,752
Net asset value per share (16,019,296 shares outstanding at September 30, 2017 and 16,011,296 shares outstanding at March 31, 2017)	$18.26	$17.80

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Investment income:
Interest income:
Non-control/Non-affiliate investments	$5,136	$2,433	$9,438	$4,515
Affiliate investments	141	141	281	280
Control investments	-	-	-	-
Dividend income:
Non-control/Non-affiliate investments	30	-	60	-
Control investments	3,058	1,995	6,103	3,765
Interest income from cash and cash equivalents	5	56	12	126
Fees and other income	139	101	339	197
Total investment income	8,509	4,726	16,233	8,883
Operating expenses:
Compensation	1,606	1,404	3,244	2,889
Spin-off compensation plan	173	172	345	345
Share-based compensation	384	255	752	494
Interest	911	103	1,649	103
Professional fees	481	331	960	849
Net pension expense	41	43	81	86
General and administrative	842	641	1,551	1,422
Total operating expenses	4,438	2,949	8,582	6,188
Income before taxes	4,071	1,777	7,651	2,695
Income tax expense	134	412	278	958
Net investment income	$3,937	$1,365	$7,373	$1,737

Realized gain
Non-control/Non-affiliate investments	$210	$(459)	$834	$(260)
Affiliate investments	-	3,986	-	3,986
Control investments	-	-	-	-
Total net realized gain on investments before income tax	210	3,527	834	3,726

Change in unrealized appreciation of investments
Non-control/Non-affiliate investments	(1,747)	(1,911)	(4,166)	(1,437)
Affiliate investments	(322)	-	(654)	506
Control investments	6,445	3,937	10,495	5,606
Income tax benefit (provision)	120	-	205	(522)
Total net change in unrealized appreciation of investments, net of tax	4,496	2,026	5,880	4,153

Net realized and unrealized gain on investments	$4,706	$5,553	$6,714	$7,879

Net increase in net assets from operations	$8,643	$6,918	$14,087	$9,616

Pre-tax net investment income per share - basic and diluted	$0.25	$0.11	$0.48	$0.17
Net investment income per share – basic and diluted	$0.25	$0.09	$0.46	$0.11
Net increase in net assets from operations – basic and diluted	$0.54	$0.44	$0.88	$0.61
Weighted average shares outstanding – basic	16,010,231	15,726,419	16,009,968	15,728,476
Weighted average shares outstanding – diluted	16,077,837	15,805,577	16,075,193	15,801,535

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(In thousands)

	Six Months Ended
	September 30,
	2017	2016
Operations:
Net investment income	$7,373	$1,737
Net realized gain on investments	834	3,726
Net change in unrealized appreciation of investments, net of tax	5,879	4,153
Net increase in net assets from operations	14,086	9,616
Distributions from:
Undistributed net investment income	(7,193)	(2,664)
Spin-Off Compensation Plan, net of tax of $117 and $346, respectively	(227)	(1,175)
Capital share transactions:
Change in pension plan funded status	24	23
Share-based compensation expense	752	494
Increase in net assets	7,442	6,294
Net assets, beginning of period	285,072	272,635
Net assets, end of period	$292,514	$278,929

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net increase in net assets from operations	$14,086	$9,616
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(69,170)	(67,520)
Proceeds from sales and repayments of debt investments in portfolio companies	40,390	12,045
Proceeds from sales and return of capital of equity investments in portfolio companies	15	4,442
Payment of accreted original issue discounts	819	220
Depreciation and amortization	368	98
Net pension benefit	(24)	(16)
Realized gain on investments before income tax	(834)	(3,726)
Net change in unrealized appreciation of investments	(5,675)	(4,675)
Accretion of discounts on investments	(383)	(176)
Payment-in-kind interest and dividends	(142)	-
Stock option and restricted awards expense	752	494
Deferred income tax expense	(182)	1,480
Changes in other assets and liabilities:
(Increase) decrease in dividend and interest receivable	(572)	14
Decrease in escrow receivables	-	1,173
Decrease in other receivables	166	115
Decrease in tax receivable	-	314
Decrease (increase) in other assets	3,029	(1,141)
Increase (decrease) in other liabilities	8,002	(1,523)
Increase in payable for unsettled transaction	-	15,421
Net cash used in operating activities	(9,355)	(33,345)
Cash flows from financing activities
Proceeds from credit facility	31,000	-
Dividends to shareholders	(10,547)	(940)
Debt issuance costs paid	(155)	(2,495)
Spin-off Compensation Plan distribution	-	(1,349)
Net cash provided by (used in) financing activities	20,298	(4,784)
Net increase (decrease) in cash and cash equivalents	10,943	(38,129)
Cash and cash equivalents at beginning of period	22,386	95,969
Cash and cash equivalents at end of period	$33,329	$57,840
Supplemental cash flow disclosures:
Cash paid for income taxes	$255	$-
Cash paid for interest	1,236	-
Supplemental disclosure of noncash financing activities:
Dividend declared, not yet paid	3,838	1,724
Noncash adjustment to realized gain for escrow receivable	-	493
Spin-off Compensation Plan distribution accrued, not yet paid	344	172

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(Unaudited)

September 30, 2017

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien	Healthcare services	L+6.75% (Floor 1.00%), Current Coupon 8.06%	6/30/2023	$9,440,625	$9,211,195	$9,440,625
AG KINGS HOLDINGS INC.[8]	First Lien	Food, agriculture & beverage	L+9.37% (Floor 1.00%), Current Coupon 10.68%	8/8/2021	9,800,000	9,638,768	9,800,000
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	2/1/2023	10,100,000	9,902,459	9,902,459
	3.88% membership interest		-	-	-	2,500,000	2,500,000
						12,402,459	12,402,459
AMERICAN TELECONFERENCING SERVICES, LTD.	First Lien	Telecommunications	L+6.50% (Floor 1.00%), Current Coupon 7.78%	12/8/2021	6,555,837	6,397,980	6,342,773
	Second Lien		L+9.50% (Floor 1.00%), Current Coupon 10.74%	6/6/2022	2,005,714	1,935,209	1,991,925
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%), Current Coupon 10.82%	5/21/2019	12,730,000	12,569,184	12,730,000
ARGON MEDICAL DEVICES, INC.	Second Lien	Healthcare products	L+9.50% (Floor 1.00%), Current Coupon 10.74%	6/23/2022	5,000,000	4,880,347	5,000,000
BINSWANGER HOLDING CORP.	First Lien	Consumer products & retail	L+8.00% (Floor 1.00%), Current Coupon 9.32%	3/9/2022	13,135,807	12,894,738	12,894,738
	900,000 shares of common stock		-	-	-	900,000	762,000
						13,794,738	13,656,738
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+6.00% (Floor 1.00%), Current Coupon 7.24%	8/23/2022	4,950,000	4,907,795	4,917,008
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	4,629,000
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.50% (Floor 1.00%), Current Coupon 7.82%	2/12/2021	7,032,285	7,005,050	7,067,446
DIGITAL ROOM LLC	Second Lien	Paper & forest products	L+10.00% (Floor 1.00%), Current Coupon 11.24%	5/21/2023	7,000,000	6,872,147	6,965,000
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%), Current Coupon 9.99%	8/26/2023	3,000,000	2,946,215	2,970,000
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+10.28% (Floor 1.00%), Current Coupon 11.60%	2/1/2022	12,150,000	11,886,728	12,150,000
	1,000 shares of common stock		12% PIK	-	-	1,079,667	1,565,000
						12,966,395	13,715,000

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment [2]	Industry	Rate [3]	Maturity	Principal	Cost	Value [4]
LIGHTING RETROFIT INTERNATIONAL, LLC	First Lien	Environmental services	L+9.25% (Floor 1.00%), Current Coupon 10.55%	6/30/2022	15,000,000	14,759,719	14,775,000
	396,825 shares of Series B preferred stock		-	-	-	500,000	500,000
						15,259,719	15,275,000
PRE-PAID LEGAL SERVICES, INC.	Second Lien	Consumer services	L+9.00% (Floor 1.25%), Current Coupon 10.25%	7/1/2020	5,000,000	4,961,421	5,040,625
REDBOX AUTOMATED RETAIL, LLC	First Lien	Gaming & leisure	L+7.50% (Floor 1.00%), Current Coupon 8.74%	9/27/2021	7,000,000	6,812,899	7,070,000
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+8.75% (Floor 1.00%), Current Coupon 10.08%	3/18/2022	7,000,000	6,924,784	6,895,000
RESTAURANT TECHNOLOGIES, INC.	Second Lien	Restaurants	L+8.75% (Floor 1.00%), Current Coupon 10.06%	11/23/2023	3,500,000	3,452,009	3,482,500
RJO HOLDINGS CORP. [14]	First Lien	Financial services	L+8.02% (Floor 1.00%), Current Coupon 9.26%	5/5/2022	7,406,250	7,337,022	7,337,022
TAX ADVISORS GROUP, LLC[13]	Senior subordinated debt	Consumer services	10.00% / 2.00% PIK	12/23/2022	4,600,000	4,511,370	4,511,370
	143.3 Class A units[9]		-	-	-	541,176	541,176
						5,052,546	5,052,546
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%), Current Coupon 11.32%	2/16/2022	8,250,000	7,495,327	8,250,000
	Warrants		-	-	-	886,000	1,500,000
						8,381,327	9,750,000
WASTEWATER SPECIALTIES, LLC	First Lien	Business services	L+8.75% (Floor 1.00%), Current Coupon 9.99%	4/18/2022	11,000,000	10,821,549	10,109,000
ZENFOLIO INC.[15]	First Lien	Business services	L+9.00% (Floor 1.00%), Current Coupon 10.30%	7/17/2022	13,500,000	13,241,238	13,241,238
	Revolving Loan		L+9.00% (Floor 1.00%)	7/17/2022	-	(19,364)	-
	190 shares of common stock		-	-	-	1,900,000	1,900,000
						15,121,874	15,141,238

Total Non-control/Non-affiliate Investments						$197,652,632	$196,780,905
Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	Senior subordinated debt	Business services	12.00%	7/4/2021	$4,500,000	$4,432,169	$4,432,169
	1,500,000 units of Class A-1 common stock[9]		-	-	-	1,500,000	2,059,000
						5,932,169	6,491,169

Total Affiliate Investments						$5,932,169	$6,491,169

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	-	-	-	$64,800,000	$67,401,334
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	5,888,532
	4,000,002 shares of common stock		-	-	-	4,615,000	33,969,468
						5,415,000	39,858,000

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment [2]	Industry	Rate [3]	Maturity	Principal	Cost	Value [4]
TITANLINER, INC.	1,189,609 shares of Series B convertible preferred stock	Energy services (upstream)	6% PIK	-	-	2,841,007	5,026,000
	339,277 shares of Series A convertible preferred stock		-	-	-	3,204,222	6,303,000
						6,045,229	11,329,000
Total Control Investments						$76,260,229	$118,588,334

TOTAL INVESTMENTS[12]						$279,845,030	$321,860,408

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
[2]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.
[3]

The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30,  2017.  Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind (“PIK”) interest.

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

[5]

Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. At September 30,  2017,  approximately 61.2% of the Company’s investment assets are non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 67.3%.

[6]

Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At September 30, 2017, approximately 2.0% of the Company’s investment assets are affiliate investments. The fair value of these investments as a percent of net assets is 2.2%.

[7]

Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained. At September 30, 2017, approximately 36.8% of the Company’s investment assets are control investments. The fair value of these investments as a percent of net assets is 40.5%.

[8]	The investment is structured as a first lien last out term loan and earns interest in addition to the stated rate.
[9]

Indicates assets that are considered “non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2017, approximately 21.7% of the Company’s investment assets are non-qualifying assets.

[10]	The investment has approximately $3.2 million unfunded commitment as of September 30, 2017.
[11]	Income producing through dividends.
[12]

As of September 30, 2017, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $45.8 million; cumulative gross unrealized depreciation for federal income tax purposes is $4.3 million. Cumulative net unrealized appreciation is $41.5 million, based on a tax cost of $280.0 million.

[13]	Tax Advisors Group Class A units and Chandler Signs, LP Class A-1 common stock are held through a wholly-owned taxable subsidiary.
[14]	The investment is structured as a first lien first out term loan and earns less interest than the stated rate.
[15]	The investment has approximately $2.0 million in an unfunded revolving commitment and $2.5 million in a delayed draw commitment as of September 30, 2017.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior debt, subordinated debt, and equity investments in lower middle market (“LMM”) companies, as well as first and second lien syndicated loans in upper middle market (“UMM”) companies. Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 million and $15.0 million, and our LMM investments generally range from $5.0 million to $20.0 million. Our UMM investments generally include syndicated first and second lien loans in companies with EBITDA generally greater than $50.0 million, and our UMM investments typically range from $5.0 million to $10.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and six months ended September 30, 2017 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2017 and 2016. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Portfolio Investment Classification

We classify our investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Control Investments” are generally defined as investments in which we own more than 25% of the voting securities or have rights to maintain greater than 50% of the board representation; “Affiliated Investments” are generally defined as investments in which we own between 5% and 25% of the voting securities, and the investments are not classified as “Control Investments”; and “Non-Control/Non-Affiliated Investments” are generally defined as investments that are neither “Control Investments” nor “Affiliated Investments.”

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our assets in qualifying assets. As of September 30, 2017, the Company met the requirements under the 1940 Act for a BDC. The principal categories of qualifying assets relevant to our business are:

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

This quarter we satisfied all RIC tests and have 14.5% in nonqualified assets according to measurement criteria established in Section 851(d) of the Internal Revenue Code (as amended, the “IRC”).

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net change in unrealized appreciation or depreciation reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At September 30, 2017 and March 31, 2017, cash balances totaling $32.0 million and $19.6 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2017 and March 31, 2017, we did not have any investments on non-accrual status.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income.  For the three and six months ended September 30, 2017, approximately 2.3% and 2.4%, respectively, of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three and six months ended September 30, 2016, approximately 2.1% and 2.0%, respectively, of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of the equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. For the three and six months ended September 30, 2017, approximately 0.8% and 0.9%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income. For the three and six months ended September 30, 2016, none of CSWC’s investment income was attributable to non-cash PIK interest and dividend income.

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

In addition to the requirement that we must annually distribute at least 90.0% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. If we retain the capital gains, they are subject to a corporate tax rate of 35.0% and are classified as a “deemed distribution” to our shareholders. As an investment company that qualifies as a RIC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31. Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 6 for further discussion.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740 for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three and six months ended September 30, 2017 and 2016.

Deferred Taxes Deferred tax assets and liabilities are recorded for losses or income at our taxable subsidiaries using statutory tax rates. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. See Note 6 for further discussion.

Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by ASC Topic 718, Compensation – Stock Compensation. Accordingly, we recognize stock-based compensation cost on a straight-line basis for all share-based payments and awards granted to employees. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant. For restricted stock awards, we amortize this fair value to share-based compensation expense over the vesting term. The unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are participating securities and are included in the basic and diluted earnings per share calculation. On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees. On August 22, 2017, we received an exemptive order that allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan (the “2010 Plan”) and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan (the “2009 Plan”).

At the three and six months ended September 30, 2017, weighted-average basic shares were adjusted for the diluted effect of stock-based awards of 67,606 and 65,225, respectively. At the three and six months ended September 30, 2016, weighted-average basic shares were adjusted for the diluted effect of stock-based awards of 79,157 and 73,060, respectively. For individual cash incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value (“NAV”) of our Company. In connection with the Share Distribution, we entered into an Employee Matters Agreement (the “Employee Matters Agreement”) with CSW Industrials, Inc. (“CSWI”). Under the Employee Matters Agreement, the value of individual cash incentive awards was determined based upon the net asset value of CSWC as of June 30, 2015. See Note 9 for further discussion.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. CSWC completed its initial assessment in evaluating the potential impact on its consolidated financial statements and based on its initial assessment, determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the Company's management does not expect the adoption of ASU 2014-09 to have a significant impact to pretax income or on its consolidated financial statement disclosures upon adoption. The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its initial assessment continues to remain accurate.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on the Company’s consolidated financial statements is not expected to be material.

3.INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2017 and March 31, 2017:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
September 30, 2017:
1st lien loans[1]	$136.1	42.3%	46.5%	$135.0	48.2%
2nd lien loans	32.4	10.1	11.1	32.0	11.4
Subordinated debt	18.9	5.9	6.5	18.8	6.7
Preferred equity	22.3	6.9	7.6	15.3	5.5
Common equity & warrants	44.8	13.9	15.3	13.9	5.0
I-45 SLF LLC[2]	67.4	20.9	23.0	64.8	23.2
	$321.9	100.0%	110.0%	$279.8	100.0%

March 31, 2017[3]:
1st lien loans	$107.8	37.6%	37.8%	$106.8	42.6%
2nd lien loans	47.2	16.5	16.6	46.9	18.7
Subordinated debt	12.5	4.3	4.4	12.4	4.9
Preferred equity	18.3	6.4	6.4	14.8	5.9
Common equity & warrants	37.7	13.1	13.2	8.8	3.6
I-45 SLF LLC[2]	63.4	22.1	22.2	60.8	24.3
	$286.9	100.0%	100.6%	$250.5	100.0%

[1]

Included in 1st lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of September 30, 2017 and March 31, 2017, the fair value of the first lien last out loans are $22.0 million and $21.8 million, respectively.

[2]

I-45 SLF LLC (“I-45 SLF”) is a joint venture between CSWC and Main Street Capital Corporation (“Main Street”). This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

[3]	Presentation of March 31, 2017 disclosure is updated to conform to the current period presentation.

The following table shows the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2017 and March 31, 2017:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
September 30, 2017:
I-45 SLF LLC[1]	$67.4	20.9%	23.0%	$64.8	23.2%
Industrial Products	39.9	12.4	13.6	5.4	1.9
Business Services	28.5	8.9	9.7	28.0	10.0
Consumer Products and Retail	26.1	8.1	8.9	26.2	9.4
Media, Marketing, & Entertainment	23.5	7.3	8.0	21.4	7.6
Energy Services (Upstream)	16.0	5.0	5.5	14.0	5.0
Environmental Services	15.3	4.7	5.2	15.3	5.5
Distribution	12.7	4.0	4.3	12.6	4.5
Industrial Services	10.1	3.1	3.5	10.8	3.9
Consumer Services	10.1	3.1	3.5	10.0	3.6
Paper & Forest Products	9.9	3.1	3.4	9.8	3.5
Food, Agriculture & Beverage	9.8	3.0	3.4	9.6	3.4
Healthcare Services	9.4	2.9	3.2	9.2	3.3
Restaurants	8.4	2.6	2.9	8.4	3.0
Telecommunications	8.3	2.6	2.9	8.3	3.0
Financial Services	7.3	2.3	2.5	7.3	2.6
Gaming & Leisure	7.1	2.2	2.4	6.8	2.4
Software & IT Services	7.1	2.2	2.4	7.0	2.5
Healthcare Products	5.0	1.6	1.7	4.9	1.7
	$321.9	100.0%	110.0%	$279.8	100.0%

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
March 31, 2017[2]:
I-45 SLF LLC[1]	$63.4	22.1%	22.2%	$60.8	24.3%
Industrial Products	44.7	15.6	15.7	12.3	4.9
Media, Marketing, & Entertainment	32.3	11.2	11.3	32.2	12.8
Distribution	20.9	7.3	7.3	20.8	8.3
Consumer Products & Retail	18.4	6.4	6.4	18.3	7.3
Business Services	14.0	4.9	4.9	12.8	5.1
Energy Services (Upstream)	12.7	4.4	4.5	14.0	5.6
Software & IT Services	12.0	4.2	4.2	11.8	4.7
Environmental Services	10.1	3.5	3.6	10.1	4.0
Food, Agriculture & Beverage	9.9	3.5	3.5	9.7	3.9
Paper & Forest Products	9.8	3.4	3.4	9.8	3.9
Gaming & Leisure	8.8	3.1	3.1	8.5	3.4
Telecommunications	8.7	3.0	3.0	8.4	3.4
Restaurants	8.4	2.9	2.9	8.4	3.4
Consumer Services	5.0	1.8	1.8	5.0	2.0
Healthcare Products	5.0	1.7	1.8	4.9	1.9
Financial Services	2.8	1.0	1.0	2.7	1.1
	$286.9	100.0%	100.6%	$250.5	100.0%

[1]

I-45 SLF is a joint venture between CSWC and Main Street. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF include multi-sector holdings, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

[2]	Disclosure added to March 31, 2017 to provide comparable presentation to September 30, 2017.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of September 30, 2017 and March 31, 2017:

		Percentage of		Percentage of
	Fair Value	Total Portfolio	Cost	Total Portfolio
	(dollars in millions)
September 30, 2017:
Southwest	$79.2	24.6%	$42.1	15.1%
South	74.8	23.2	75.1	26.8
I-45 SLF LLC[1]	67.4	20.9	64.8	23.2
Northeast	48.5	15.1	46.2	16.5
West	30.5	9.5	30.4	10.8
Midwest	21.5	6.7	21.2	7.6
	$321.9	100.0%	$279.8	100.0%

March 31, 2017:
Southwest	$82.6	28.8%	$50.0	20.0%
I-45 SLF LLC[1]	63.4	22.1	60.8	24.3
Northeast	43.7	15.2	43.4	17.4
South	38.5	13.4	38.2	15.2
West	30.3	10.6	30.2	12.0
Midwest	28.4	9.9	27.9	11.1
	$286.9	100.0%	$250.4	100.0%

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

As of September 30, 2017 and March 31, 2017, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at NAV) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The table below presents the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at September 30, 2017 and March 31, 2017. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	September 30, 2017	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$67.1	EBITDA Multiple	4.4x - 9.4x	7.26x
			Weighted Average Cost of Capital	13.8% - 30.0%	18.9%
Debt Investments	Income Approach	164.0	Required Market Yield	7.8% - 14.5%	10.7%
			Third Party Broker Quote	96.8 - 101.0
	Market Approach	23.4	Recent Transaction
		187.4
Total Level 3 Investments		$254.5

		Fair Value at	Significant
	Valuation	March 31, 2017	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$56.0	EBITDA Multiple	4.10x - 9.30x	7.80x
			Weighted Average Cost of Capital	14.1% - 27.8%	17.5%
Debt Investments	Income Approach	132.8	Required Market Yield	7.70% - 12.60%	10.8%
			Third Party Broker Quote	97.50 - 101.25
	Market Approach	34.8	Recent Transaction
		167.5
Total Level 3 Investments		$223.5

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2017 and March 31, 2017 (in millions):

		Fair Value Measurements
		at September 30, 2017 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
1st lien loans	$136.1	$ −	$ −	$136.1
2nd lien loans	32.4	−	−	32.4
Subordinated debt	18.9	−	−	18.9
Preferred equity	22.3	−	−	22.3
Common equity & warrants	44.8	−	−	44.8
Investments measured at net asset value[1]	67.4	−	−	−
Total Investments	$321.9	$ −	$ −	$254.5

	Fair Value Measurements
	at March 31, 2017 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category[2]	Total	(Level 1)	(Level 2)	(Level 3)
1st lien loans	$107.8	$ −	$ −	$107.8
2nd lien loans	47.2	−	−	47.2
Subordinated debt	12.5	−	−	12.5
Preferred equity	18.3	−	−	18.3
Common equity & warrants	37.7	−	−	37.7
Investments measured at net asset value[1]	63.4	−	−	−
Total Investments	$286.9	$ −	$ −	$223.5

[1]

Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities.

[2]	Presentation of March 31, 2017 disclosure updated to conform to current period presentation.

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three and six months ended September 30, 2017 and 2016, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2017 and 2016 (in millions):

		Realized &
	Fair Value	Unrealized	Purchases of		PIK Interest		Fair Value at
	3/31/2017	Gains (Losses)	Investments[1]	Repayments	Earned	Divestitures	9/30/2017
1st lien loans	$107.8	$0.6	$45.6	$(17.9)	$—	$—	$136.1
2nd lien loans	47.2	0.3	0.1	(15.2)	—	—	32.4
Subordinated debt	12.5	0.1	14.4	(8.1)	—	—	18.9
Preferred equity	18.3	3.4	0.5	—	0.1	—	22.3
Common equity & warrants	37.7	2.1	4.9	—	0.1	—	44.8
Total Investments	$223.5	$6.5	$65.5	$(41.2)	$0.2	$—	$254.5

		Realized &
	Fair Value	Unrealized	Purchases of		PIK Interest		Fair Value at
	3/31/2016	Gains (Losses)	Investments[1]	Repayments	Earned	Divestitures	9/30/2016
1st lien loans	$39.5	$1.2	$52.7	$(7.1)	$—	$—	$86.3
2nd lien loans	38.2	0.4	3.0	(5.1)	—	—	36.5
Subordinated debt	15.1	(0.2)	—	(0.1)	—	—	14.8
Preferred equity	13.2	1.3	—	—	—	—	14.5
Common equity & warrants	36.1	—	—	—	—	(0.4)	35.7
Total Investments	$142.1	$2.7	$55.7	$(12.3)	$—	$(0.4)	$187.8

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.

The total net unrealized gains (excluding reversals) included in earnings that related to assets still held at the report date for the six months ended September 30, 2017 and 2016 were $6.0 million and $5.8 million, respectively.

5.CREDIT FACILITY

In August 2016, CSWC entered into a senior secured credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities, which included total commitments of $100.0 million. The Credit Facility also contains an accordion feature that allows CSWC to increase the total commitments under the facility up to $150.0 million from new and existing lenders on the same terms and conditions as the existing commitments. In August 2017, we increased our total commitments by $15 million through adding an additional lender using the accordion feature. As of September 30, 2017, the Credit Facility includes total commitments of $115.0 million from a diversified group of six lenders and is scheduled to mature August 30, 2020.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100.0% of the equity interests in the Company’s wholly-owned subsidiaries. As of

September 30,  2017, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At September 30,  2017, CSWC had $56.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $0.9 million and $1.6 million, respectively, for the three and six months ended September 30,  2017. For both the three and six months ended September 30, 2016, CSWC recognized interest expense of $0.1 million. The weighted average interest rate on the Credit Facility was 4.76% as of September 30,  2017. Average borrowings for the three and six months ended September 30, 2017 were $49.7 million and $37.4 million, respectively. As of September 30,  2017, CSWC was in compliance with all financial covenants under the Credit Facility.

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

As of September 30, 2017, CSWC qualified to be taxed as a RIC. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

During the quarter ended September 30, 2017, CSWC declared quarterly dividends in the amount of $3.8 million, or $0.24 per share.

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

The following reconciles net increase in assets resulting from operations to estimated RIC taxable income for the six months ended September 30, 2017 and 2016:

	Six Months Ended September 30,
Reconciliation of RIC Taxable Income[1]	2017	2016
Net increase in net assets from operations	$14,087	$9,616
Net change in unrealized appreciation on investments	(5,880)	(4,153)
Income/gain (expense/loss) recognized for tax on pass-through entities	1,852	(794)
Gain recognized for tax on dispositions	—	2,122
Net operating loss - management company and taxable subsidiary	468	961
Non-deductible tax expense	(31)	211
Other book/tax differences	—	(105)
Estimated taxable income before deductions for distributions	$10,496	$7,858

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

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual cash incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the qualified defined pension plan, restoration plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of September 30, 2017, CSMC had a deferred tax asset of approximately $3.1 million, our valuation allowance was $1.3 million and our net deferred tax asset was $1.8 million. As of September 30,  2017, we believe that it is more likely than not that we will be able to utilize $1.8 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets. As of March 31, 2017, CSMC had a deferred tax asset of $2.0 million.

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

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended September 30, 2017, we recognized a net income tax expense of $0.1 million, principally consisting of a provision for current U.S. federal income taxes of $0.1 million,  a  $0.1 million accrual for excise tax on our estimated undistributed taxable income, and a $0.1 million benefit relating to the Taxable Subsidiary. For the six months ended September 30, 2017, we recognized a net income tax expense of $0.3 million, principally consisting of a provision for current U.S. federal income taxes of $0.3 million. For the three months ended September 30,  2016, we recognized a net income tax expense of $0.4 million, principally consisting of a provision for current U.S. federal income taxes of $0.3 million and $0.1 million relating to the Taxable Subsidiary. For the six months ended September 30, 2016, we recognized a net income tax expense of $1.0 million, principally consisting of a provision for current U.S. federal income taxes of $0.7 million and $0.2 million relating to the Taxable Subsidiary, and a $0.1 million accrual for excise tax on our estimated undistributed taxable income. Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2013 through December 31, 2016.

7.ACCUMULATED undistributed Net Realized Gains on Investments

The Company may retain some or all of its realized net long-term capital gains in excess of realized net short-term capital losses and may designate the retained net capital gain as a “deemed distribution.” For the tax year ended December 31, 2016, the Company did not elect to designate retained net capital gains as deemed distributions. “Deemed distributions” are generally reclassified from accumulated undistributed net realized gains into additional capital after our tax year ends each December 31.

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

During the three and six months ended September 30, 2017, we recognized the cash component of spin-off compensation expense of $0.2 million and $0.3 million, respectively, which represented the cash component of spin-off compensation for our current employee. During the three and six months ended September 30, 2017, we also recorded $0.2 million and $0.3 million, respectively, directly to additional capital for the cash component of the spin-off compensation related to the employee who transferred to CSWI. During the three and six months ended September 30, 2016, we recognized the cash component of spin-off compensation expense of $0.2 million and $0.3 million, respectively, which represented the cash component of spin-off compensation for our current employee. During the three and six months ended September 30, 2016, we also recorded $0.2 million and $1.5 million, respectively, directly to additional capital for the cash component of the spin-off compensation related to the two employees who transferred to CSWI, of which $1.3 million was paid to Kelly Tacke upon her separation from CSWI.

9.Employee Stock based Compensation plans

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Plan, our Board of Directors originally reserved 188,000 shares of restricted stock for issuance to certain of our employees. At our annual shareholder meeting in August 2015, our shareholders approved an increase of an additional 450,000 shares to our 2010 Restricted Stock Award Plan. A restricted stock award is an award of shares of our common stock, which generally have full voting and dividend rights but are restricted with regard to sale or transfer.  Restricted stock awards are independent of stock grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing. Unless otherwise specified in the award agreement, these shares vest in equal annual installments over a four- to five-year period from the grant date and are expensed over the vesting period starting on the grant date.

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

On August 22, 2017, we received an exemptive order from the SEC that allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Plan.

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

The following table summarizes the restricted stock available for issuance for the six months ended September 30, 2017:

Restricted stock available for issuance as of March 31, 2017	190,502
Additional restricted stock approved under the plan	−
Restricted stock granted during the six months ended September 30, 2017	(13,000)
Restricted stock forfeited during the six months ended September 30, 2017	5,000
Restricted stock available for issuance as of September 30, 2017	182,502

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

For the three months ended September 30, 2017 and 2016, we recognized total share based compensation expense of $0.4 million and $0.2 million, respectively, related to the restricted stock issued to our employees and officers. For the six months ended September 30, 2017 and 2016, we recognized total share based compensation expense of $0.7 million and $0.4 million, respectively, related to the restricted stock issued to our employees and officers.

As of September 30, 2017, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $3.1 million, which will be amortized over the weighted-average vesting period of approximately 2.7 years. Subsequent to the Share Distribution, the compensation expense related to non-vested awards held by employees who are now employed by CSWI is recorded by CSWI.

The following table summarizes the restricted stock outstanding as of September 30, 2017:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2017	294,043	$14.99	3.1
Granted	13,000	16.69	−
Vested	(3,125)	13.94	−
Forfeited	(5,000)	14.48	−
Unvested at September 30, 2017	298,918	$15.00	2.7

Stock Options

On July 20, 2009, shareholders approved the 2009 Plan, which provides for the granting of stock options to employees and officers and authorizes the issuance of common stock upon exercise of stock options for up to 560,000 shares.  All options are granted at or above market price, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.

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

On August 22, 2017, we received an exemptive order from the SEC that allows us to withhold shares of our common stock to satisfy the exercise of options to purchase shares of our common stock granted pursuant to the 2009 Plan.

At September 30, 2017, there are options to acquire 206,364 shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Plan or request shareholders’ approval of additional stock options to be added under the 2009 Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously granted under our 1999 Plan and outstanding on July 20, 1999 continue in effect and are governed by the provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at market price on the date of grant, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. At September 30, 2017, there are no options to acquire shares of common stock outstanding under the 1999 Plan.

At September 30, 2015, in connection with the Share Distribution, we entered into the Employee Matters Agreement, which provided that each option to acquire CSWC common stock that was outstanding immediately prior to September 30, 2015, would be converted into both an option to acquire post-Share Distribution CSWC common stock and an option to acquire CSWI common stock and would be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the September 30, 2015. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of CSWC subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all CSWC employees. We compared the fair market value of our stock options on the day of the Share Distribution with the combined fair value of our stock options and CSWI stock options the day after the completion of the Share Distribution. The distribution-related adjustments did not have an impact on compensation expense for the three and six months ended September 30, 2017.

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of September 30, 2017, including adjustments in connection with the Share Distribution:

		Weighted
		Average
		Exercise
	Number of Shares	Price
2009 Plan
Balance at March 31, 2016	362,513	$11.21*
Granted	–	–
Exercised	(131,252)	11.48
Canceled/Forfeited	(24,897)	10.56
Balance at March 31, 2017	206,364	11.12
Granted	–	–
Exercised	–	–
Canceled/Forfeited	–	–
Balance at September 30, 2017	206,364	$11.12

		Aggregate
	Weighted Average	Intrinsic
September 30, 2017	Remaining Contractual Term	Value
Outstanding	6.0 years	$1,240,529
Exercisable	5.6 years	$813,587

*

Certain adjustments were made to the exercise price and number of shares of Capital Southwest awards using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution with the intention of preserving the economic value of the awards immediately prior to the distribution for all Capital Southwest employees.

We recognize compensation cost using the straight-line method for all share-based payments.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for both the three months ended September 30, 2017 and 2016, we recognized stock option compensation expense of $48.0 thousand related to the stock options held by our employees and officers. For both the six months ended September 30, 2017 and 2016, we recognized stock option compensation expense of $0.1 million related to the stock options held by our employees and officers.

As of September 30, 2017, the total remaining unrecognized compensation cost related to non-vested stock options was $0.1 million, which will be amortized over the weighted-average vesting period of approximately 1.3 years. During the quarter ended September 30, 2017, we recognized stock-based compensation expense for awards that are held by our employees.

At September 30, 2017, the range of exercise prices was $7.55 to $11.66 and the weighted-average remaining contractual term of outstanding options was 6.0 years. The total number of shares of common stock exercisable under both the 2009 Plan and the 1999 Plan at September 30, 2017 was 131,117 shares with a weighted-average exercise price of $10.92. During the quarter ended September 30, 2017, 5,976 options became exercisable and no options were exercised. During the quarter ended September 30, 2016, 5,975 options became exercisble and no options were exercised.

Individual Incentive Awards

On January 16, 2012, our Board of Directors approved the issuance of 104,000 individual cash incentive awards with a baseline for measuring increases in NAV per share of $36.74 (NAV at December 31, 2011) to provide deferred compensation to certain key employees. Under the individual cash incentive award agreements, awards vest on the fifth anniversary of the award date. Upon exercise of an individual cash incentive award, the Company pays the recipient a cash payment in an amount equal to the NAV per share minus the baseline NAV per share, adjusted for capital gain dividends declared.

In connection with the Share Distribution, we entered into the Employee Matters Agreement with CSWI. Under the Employee Matters Agreement, the individual cash incentive award agreements were amended to provide that the value of each individual cash incentive award was determined based upon the NAV of CSWC as of June 30, 2015.  The remaining terms of each individual cash incentive award agreement, including the vesting and payment terms, will remain unchanged. After the effective date of the Share Distribution, CSWC retains all liabilities associated with all individual cash incentive awards granted by CSWC.

There are currently 48,000 individual cash incentive awards outstanding as of September 30, 2017 and the liability for individual cash incentive awards was $0.3 million at September 30, 2017. As of September 30, 2017, there is no remaining unrecognized compensation expense related to individual cash incentive awards.

There were no individual cash incentive awards vested or granted during the six months ended September 30, 2017.

Weighted
Average
		Weighted	Remaining
	Number of	Average Grant	Vesting Term
Individual Cash Incentive Awards	Shares	Price Per Share	(in Years)
Unvested at March 31, 2017	48,000	$47.03	1.6
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	−	−	−
Unvested at September 30, 2017	48,000	$47.03	1.1

10.OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015.  All full-time employees are eligible to participate in the 401K Plan.  The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility.  During the quarter ended September 30, 2017, we made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended September 30, 2017 and 2016, we made matching contributions of approximately $25.7 thousand and $21.3 thousand, respectively. During the six months ended September 30, 2017 and 2016, we made matching contributions of approximately $78.3 thousand and $68.7 thousand, respectively.

11.Commitments AND CONTINGENCIES

In the normal course of business, the Company is  a party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The balances of unused commitments to extend financing as of September 30, 2017 and March 31, 2017 were as follows:

		September 30,	March 31,
Portfolio Company	Investment Type	2017	2017
I-45 SLF LLC	Equity Investment	$3,200,000	$7,200,000
Zenfolio Inc.	Delayed Draw Term Loan	2,500,000	−
Zenfolio Inc.	Revolving Loan	2,000,000	−
Total unused commitments to extend financing		$7,700,000	$7,200,000

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

12.RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During both the three months ended September 30, 2017 and 2016, we received management and other fees from certain of our portfolio companies totaling $0.1 million, which were recognized as Fees and other income on the Consolidated Statements of Operations. During both the six months ended September 30, 2017 and 2016, we received management and other fees from certain of our portfolio companies totaling $0.2 million, which were recognized as Fees and other income on the Consolidated Statements of Operations. Additionally, as of September 30, 2017 and March 31, 2017, we had dividends receivable from I-45 SLF of $2.2 million and $2.1 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

13.SUBSEQUENT EVENTS

On October 2, 2017, CSWC paid quarterly dividends declared on August 30, 2017 in the amount of $3.8 million, or $0.24 per share.

14.SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and six months ended September 30, 2017 and 2016 (share amounts presented in thousands).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Per Share Data:	2017	2016	2017	2016
Investment income[1]	$0.53	$0.30	$1.01	$0.56
Operating expenses[1]	(0.27)	(0.18)	(0.53)	(0.39)
Income taxes[1]	(0.01)	(0.03)	(0.02)	(0.06)
Net investment income[1]	0.25	0.09	0.46	0.11
Net realized gain[1]	0.01	0.22	0.05	0.24
Net change in unrealized appreciation of investments[1]	0.28	0.13	0.37	0.27
Total increase from investment operations	0.54	0.44	0.88	0.62
Dividends to shareholders	(0.24)	(0.11)	(0.45)	(0.17)
Spin-off Compensation Plan distribution, net of tax	(0.01)	0.01	(0.02)	(0.08)
Forfeiture (issuance) of restricted stock[2]	(0.01)	—	(0.01)	—
Share based compensation expense	0.03	0.01	0.05	0.03
Other[3]	(0.01)	—	0.01	—
Increase in net asset value	0.30	0.35	0.46	0.40
Net asset value
Beginning of period	17.96	17.39	17.80	17.34
End of period	$18.26	$17.74	$18.26	$17.74

Ratios and Supplemental Data
Ratio of operating expenses, excluding interest expense, to average net assets[4]	1.22%	1.08%	2.40%	2.26%
Ratio of net investment income to average net assets[4]	1.36%	0.50%	2.56%	0.63%
Portfolio turnover	4.88%	0.49%	12.06%	5.74%
Total investment return[4,5]	8.02%	8.34%	4.04%	7.23%
Total return based on change in NAV[4,6]	3.01%	2.65%	5.11%	3.29%

Weighted-average common shares outstanding	16,010	15,726	16,010	15,728
Weighted-average fully diluted shares outstanding	16,078	15,806	16,075	15,802
Common shares outstanding at end of period	16,019	15,726	16,019	15,726

[1]	Based on weighted average of common shares outstanding for the period.
[2]	Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.
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

[6]

Total return based on change in NAV was calculated using the sum of ending NAV plus dividends to shareholders and other non-operating changes during the period, as divided by the beginning NAV, and has not been annualized.

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

At September 30, 2017, the value of Media Recovery, Inc. represented 10.8% of our total assets. Below is certain selected key financial data from its Balance Sheet at September 30, 2017 and March 31, 2017 and Income Statement for the three and six months ended September 30, 2017 and 2016 (amounts in thousands).

	September 30, 2017	March 31, 2017
Current Assets	$9,235	$9,935
Non-Current Assets	24,827	23,173
Current Liabilities	3,176	2,083
Non-Current Liabilities	$2,755	$2,396

	Three months ended		Six months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Revenue	$6,247	$4,591	$11,242	$9,825
Income (loss) from continuing operations	628	(541)	920	268
Net income	628	(541)	920	268

TitanLiner, Inc.

TitanLiner, Inc. engages in the manufacture, installation and rental of spill containment systems for oilfield applications.

At September 30, 2017, the value of TitanLiner, Inc. represented 3.1% of our total assets. Below is certain selected key financial data from its Balance Sheet at September 30, 2017 and March 31, 2017 and Income Statement for the three and six months ended September 30, 2017 and 2016 (amounts in thousands).

	September 30, 2017	March 31, 2017
Current Assets	$7,057	$5,712
Non-Current Assets	3,154	2,276
Current Liabilities	2,232	1,709
Non-Current Liabilities	$1,380	$1,638

	Three months ended		Six months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Revenue	$4,029	$1,828	$8,237	$4,118
Income (loss) from continuing operations	831	(184)	1,533	(115)
Net income	831	(184)	1,533	(115)

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street to form I-45 SLF. I-45 SLF began investing in syndicated senior secured loans in the upper middle market during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF totaled $85.0 million, consisting of $68.0 million from us and $17.0 million from Main Street. Approximately $81.0 million was funded as of September 30, 2017, relating to these commitments, of which $64.8 million was from CSWC. As of September 30, 2017, CSWC has unfunded equity commitments outstanding of $3.2 million. We own 80.0% of I-45 SLF and have a profits interest of 75.6%, while Main Street owns 20.0% and has a profits interest of 24.4%.  I-45 SLF's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street.

As of September 30, 2017, I-45 SLF had total assets of $240.0 million. I-45 SLF currently has approximately $223.8 million of credit investments at fair value as of September 30, 2017. The portfolio companies in I-45 SLF are in industries similar to those in which we may invest directly. As of September 30, 2017, approximately $13.5 million were unsettled trades. During the three months ended September 30,  2017, I-45 SLF declared a total dividend of $2.9 million of which $2.2 million was paid to CSWC in October 2017.

Additionally, I-45 SLF closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. This facility includes an accordion feature which will allow I-45 SLF to achieve leverage of approximately 2x debt-to-equity. Borrowings under the facility are secured by all of the assets of I-45 SLF and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, borrowings bear interest at a rate equal to LIBOR plus 2.4% per annum. Under the I-45 credit facility, $139.0 million has been drawn as of September 30,  2017.

Below is a summary of I-45 SLF’s portfolio, followed by a listing of the individual loans in I-45 SLF’s portfolio as of September 30, 2017 and March 31, 2017:

I-45 SLF LLC Loan Portfolio as of September 30,  2017

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
				L+6.75%
AAC Holdings	Healthcare services	First Lien	6/30/2023	(Floor 1.00%)	$7,651,875	$7,481,678	$7,651,875
Ahead, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	4,562,500	4,477,481	4,562,500
				L+6.50%
American Scaffold Holdings	Aerospace & defense	First Lien	3/31/2022	(Floor 1.00%)	2,850,000	2,816,842	2,835,750
				L+6.50%
American Teleconferencing	Telecommunications	First Lien	12/8/2021	(Floor 1.00%)	5,560,608	5,153,997	5,379,889
				L+9.50%
		Second Lien	6/6/2022	(Floor 1.00%)	1,708,571	1,647,900	1,696,825
				L+6.50%
Ansira Partners	Business services	First Lien	12/20/2022	(Floor 1.00%)	4,469,751	4,175,589	4,183,112
				L+7.25%
Array Technologies	Technology products & components	First Lien	6/22/2021	(Floor 1.00%)	3,807,227	3,744,499	3,797,709
				L+6.00%
ATX Networks Corp.	Technology products & components	First Lien	6/11/2021	(Floor 1.00%)	4,874,687	4,833,532	4,825,940
				L+5.00%
Beaver-Visitec International	Healthcare products	First Lien	8/21/2023	(Floor 1.00%)	4,950,000	4,907,818	4,974,750
				L+6.00%
California Pizza Kitchen	Food, agriculture & beverage	First Lien	8/23/2022	(Floor 1.00%)	6,934,962	6,894,479	6,888,741
				L+6.00%
CMN.com (Higher Education)	Consumer services	First Lien	11/3/2021	(Floor 1.00%)	6,825,000	6,713,318	6,825,000
				L+6.50%
Digital River	Software & IT services	First Lien	2/12/2021	(Floor 1.00%)	7,015,452	6,991,760	7,050,529
				L+10.00%
Digital Room	Paper & forest products	Second Lien	5/21/2023	(Floor 1.00%)	4,000,000	3,930,332	3,980,000
				L+4.25%
Highline Aftermarket	Automobile	First Lien	3/17/2024	(Floor 1.00%)	2,871,595	2,858,248	2,900,311
				L+6.00%
Hunter Defense Technologies	Aerospace & defense	First Lien	8/5/2019	(Floor 1.00%)	2,644,737	2,639,555	2,624,901
				L+6.00%
iEnergizer	Business services	First Lien	5/1/2019	(Floor 1.25%)	5,797,170	5,563,050	5,782,678
				L+8.75%
Imagine! Print Solutions	Media, marketing & entertainment	Second Lien	6/21/2023	(Floor 1.00%)	3,000,000	2,956,799	2,970,000
				L+5.00%
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	(Floor 1.00%)	2,985,000	2,957,395	2,921,569
				L+5.75%
Integro Parent Inc.	Business services	First Lien	10/31/2022	(Floor 1.00%)	4,913,923	4,779,886	4,901,639
				L+6.00%
iPayment, Inc.	Financial services	First Lien	4/11/2023	(Floor 1.00%)	5,000,000	4,953,502	5,062,500

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
				L+6.00%
KeyPoint Government Solutions	Business services	First Lien	4/18/2024	(Floor 1.00%)	4,875,000	4,829,433	4,829,433
				L+5.50%
LifeMiles	Consumer services	First Lien	8/18/2022	(Floor 1.00%)	2,500,000	2,475,332	2,525,000
				L+5.75%
Logix Communications	Telecommunications	First Lien	8/9/2024	(Floor 1.00%)	4,729,730	4,682,432	4,771,115
				L+6.00%
LSF9 Atlantis Holdings	Telecommunications	First Lien	5/1/2023	(Floor 1.00%)	6,956,250	6,891,069	6,998,266
				L+7.00%
Lulu's Fashion Lounge	Consumer products & retail	First Lien	8/23/2022	(Floor 1.00%)	4,545,454	4,410,691	4,410,691
				L+5.25%
MHVC Acquisition	Aerospace & defense	First Lien	4/29/2024	(Floor 1.00%)	5,985,000	5,956,790	6,052,331
				L+5.50%
Nielsen and Bainbridge	Wholesale	First Lien	4/26/2024	(Floor 1.00%)	3,000,000	2,943,617	2,985,000
				L+6.25%
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	(Floor 1.00%)	7,864,532	7,842,054	7,876,840
				L+5.50%
PetValu	Consumer products & retail	First Lien	7/5/2022	(Floor 1.00%)	4,950,000	4,910,627	4,950,000
				L+5.25%
Polycom	Telecommunications	First Lien	9/27/2023	(Floor 1.00%)	6,022,333	6,022,333	6,111,163
				L+5.25%
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	(Floor 1.25%)	4,253,522	4,250,823	4,292,059
				L+9.00%
		Second Lien	7/1/2020	(Floor 1.25%)	405,000	397,143	408,291
				L+6.50%
PT Network	Healthcare products	First Lien	11/30/2021	(Floor 1.00%)	4,972,917	3,870,886	3,912,222
				L+7.50%
Redbox Automated Retail	Gaming & leisure	First Lien	9/27/2021	(Floor 1.00%)	4,900,000	4,781,800	4,949,000
				L+7.50%
Sigma Electric	Industrial products	First Lien	10/13/2021	(Floor 1.00%)	4,975,000	4,874,669	4,975,000
				L+6.50%
SRP Companies	Consumer services	First Lien	9/8/2023	(Floor 1.00%)	5,946,868	5,895,838	5,946,868
				L+8.50%
Teleguam Holdings	Telecommunications	Second Lien	4/12/2024	(Floor 1.00%)	2,000,000	1,960,957	2,020,000
				L+6.25%
Terra Millennium	Industrial products	First Lien	10/31/2022	(Floor 1.00%)	6,868,750	6,807,706	6,903,094
				L+5.50%
TestEquity	Capital equipment	First Lien	4/28/2022	(Floor 1.00%)	4,977,625	4,931,437	4,931,437
				L+5.00%
Time Manufacturing	Capital equipment	First Lien	2/3/2023	(Floor 1.00%)	4,972,506	4,929,391	4,941,428
				L+6.75%
Traeger Grills	Durable consumer goods	First Lien	9/25/2024	(Floor 1.00%)	4,000,000	3,417,627	3,473,813
				L+8.50%
		Second Lien	9/25/2025	(Floor 1.00%)	2,500,000	2,462,500	2,512,500

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
				L+6.00%
Turning Point Brands	Consumer products & retail	First Lien	5/17/2022	(Floor 1.00%)	4,975,000	4,929,677	4,962,563
				L+6.00%
Tweddle Group	Media, marketing & entertainment	First Lien	10/24/2022	(Floor 1.00%)	2,443,269	2,401,613	2,449,377
				L+8.50%
UniTek Global Services	Telecommunications	First Lien	1/13/2019	(Floor 1.00%)	4,584,809	4,584,809	4,584,809
				L+6.00%
US Joiner (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	(Floor 1.00%)	4,482,308	4,439,693	4,448,690
				L+5.00%
US Telepacific	Telecommunications	First Lien	5/2/2023	(Floor 1.00%)	6,982,500	6,902,236	6,818,411
				L+6.00%
VIP Cinema	Hotel, gaming & leisure	First Lien	3/1/2023	(Floor 1.00%)	4,875,000	4,852,935	4,926,797
				L+6.00%
Wirepath	Durable consumer goods	First Lien	8/5/2024	(Floor 1.00%)	3,000,000	2,985,271	3,024,375

Total Investments						$221,119,049	$223,806,791

[1]

Represents the interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30,  2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

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

Below is certain summarized financial information for I-45 SLF LLC as of September 30, 2017 and for the three and six months ended September 30, 2017 (amounts in thousands):

	September 30, 2017	March 31, 2017
Selected Balance Sheet Information:
Investments, at fair value (cost $221,119 and $197,494)	$223,807	$200,243
Cash and cash equivalents	12,054	12,093
Due from broker	1,029	1,732
Deferred financing costs and other assets	2,357	1,659
Interest receivable	802	474
Total assets	$240,049	$216,201

Senior credit facility payable	$139,000	$122,000
Payable for unsettled transactions	13,497	11,795
Other liabilities	3,125	2,988
Total liabilities	$155,622	$136,783
Members’ equity	84,427	79,418
Total liabilities and net assets	$240,049	$216,201

	Three Months Ended		Six Months Ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Selected Statement of Operations Information:
Total revenues	$4,349	$2,776	$8,300	$4,934
Total expenses	(1,643)	(967)	(3,195)	(1,721)
Net investment income	2,706	1,809	5,105	3,213
Net unrealized appreciation	(281)	1,589	(60)	2,397
Net realized gains	324	172	938	360
Net increase in members’ equity resulting from operations	$2,749	$3,570	$5,983	$5,970

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)

Six Months Ended September 30, 2017

(amounts in thousands)

		Amount of
		Interest
		or Dividends	Fair Value	Amount of	Amount of	Gross	Fair Value at
		Credited in	at March 31,	Realized	Unrealized	Additions	September 30,
Portfolio Company	Type of Investment (1)	Income (2)	2017	Gain/(Loss)	Gain/(Loss)	(3)	2017
Control Investments
I-45 SLF LLC	80% LLC equity interest	$4,516	$63,395	$—	$6	$4,000	$67,401

Media Recovery, Inc.	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock	222	5,590	—	299	—	5,889
	4,000,002 shares common stock	1,283	32,249	—	1,720	—	33,969

TitanLiner	1,189,609 shares Series B convertible preferred stock (6% PIK)	82	2,777	—	2,167	82	5,026
	702,475 shares Series A convertible preferred stock	—	—	—	6,303	—	6,303
Total Control Investments		$6,103	$104,011	$—	$10,495	$4,082	$118,588
Affiliate Investments
Chandler Signs, LP	Senior subordinated debt (12.00% cash)	281	4,478	—	(52)	6	4,432
	1,500,000 units of Class A-1 common stock	—	2,661	—	(602)	—	2,059
Total Affiliate Investments		$281	$7,139	$—	$(654)	$6	$6,491
Total Control & Affiliate Investments		$6,384	$111,150	$—	$9,841	$4,088	$125,079

(1)	The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories, respectively.
(3)

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest, and accretion of OID. Gross additions also include movement of an existing portfolio company into this category and out of a different category.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the SEC on June 1, 2017 (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “believe,” “seek,” “estimate,” “expect,” “intend,” “target,” “will,” “would,” “may,” “could,” “continue” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the year ended March 31, 2017 and in this Form 10-Q.  The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made.  You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the year ended March 31, 2017.  We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

Capital Southwest Corporation, which we refer to as CSWC or the Company, is an internally managed investment company that specializes in providing customized debt and equity financing to lower middle market, or LMM, companies and debt capital to upper middle market, or UMM, companies in a broad range of investment segments located primarily in the United States. Our principal investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments. Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior debt securities, secured by security interests in portfolio company assets, and in secured and unsecured subordinated debt securities. We also invest in equity interests in our portfolio companies alongside our debt securities.

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior debt, subordinated debt, and equity investments in LMM companies, as well as first and second lien syndicated loans in UMM companies. Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization, or EBITDA between $3.0 million and $15.0 million, and our LMM investments generally range from $5.0 million to $20.0 million. Our UMM investments generally include syndicated first and second lien loans in companies with EBITDA generally greater than $50.0 million, and our UMM investments typically range from $5.0 million to $10.0 million.

We seek to fill the financing gap for LMM businesses, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options. Providing customized financing solutions is important to LMM companies. We generally seek to partner directly with financial sponsors, entrepreneurs, management teams and business owners in making our investments. Our LMM debt investments typically include first lien senior debt, secured by a first lien on the assets of the portfolio company, as well as subordinated debt. Our LMM investments typically have a term of between five and seven years from the original investment date. We also often seek to invest in equity securities in our LMM portfolio companies.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of our consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America, or U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods covered by the consolidated financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-going basis, we evaluate our estimates, including those related to the matters below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of September 30, 2017 and March 31, 2017, our investment portfolio at fair value represented approximately 87.3% and 88.1%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC, 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors has the final responsibility for reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with the Investment Company Act of 1940 requirements. We believe our investment portfolio as of September 30, 2017 and March 31, 2017 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2017, we did not have any investments on non-accrual status.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. CSWC completed its initial assessment in evaluating the potential impact on its consolidated financial statements and based on its initial assessment determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the Company's management does not expect the adoption of ASU 2014-09 to have a significant impact to pretax income or on its consolidated financial statement disclosures upon adoption. The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its initial assessment continues to remain accurate.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on the Company’s consolidated financial statements is not expected to be material.

INVESTMENT PORTFOLIO COMPOSITION

Our LMM investments consist of secured debt, subordinated debt, equity warrants and direct equity investments in privately held LMM companies based in the United States. Our LMM portfolio companies generally have annual EBITDA between $3.0 million and $15.0 million, and our LMM investments typically range from $5.0 million to $20.0 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, generally bear interest at floating rates, and generally have a term of between five and seven years from the original investment date.

Our UMM investments consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the LMM companies included in our portfolio with EBITDA generally greater than $50.0 million. Our UMM investments typically range from $5.0 million to $10.0 million. Our UMM debt investments are generally secured by ether a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

The total value of our investment portfolio was $321.9 million as of September 30, 2017, as compared to $286.9 million as of March 31, 2017. As of September 30, 2017, we had investments in 27 portfolio companies with an aggregate cost of $279.8 million. As of March 31, 2017, we had investments in 28 portfolio companies with an aggregate cost of $250.5 million.

As of September 30, 2017 and March 31, 2017, approximately $168.5 million, or 89.9%, and $155.0 million, or 92.6%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, all of which were subject to contractual minimum interest rates. As of September 30, 2017 and March 31, 2017, approximately $18.8 million, or 10.1%, and $12.4 million, or 7.4%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of September 30, 2017 and March 31, 2017 (excluding our investment in I-45 SLF LLC):

	As of September 30, 2017
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	13	13
Fair value	$170,139	$84,320
Cost	$131,762	$83,283
% of portfolio at cost - debt	77.8%	100.0%
% of portfolio at cost - equity	22.2%	-
% of debt investments at cost secured by first lien	63.5%	61.6%
Weighted average annual effective yield(b)(c)	11.4%	9.9%
Weighted average EBITDA(c)	$9.1	$93.8
Weighted average leverage through CSWC security(c)(d)	3.5x	3.7x

(a)	At September 30, 2017, we had equity ownership in approximately 84.6% of our LMM investments.
(b)

The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2017, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of September 30, 2017, there were no investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)	Weighted average metrics are calculated using investment cost basis weighting.
(d)

Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment.

	As of March 31, 2017
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	10	17
Fair value	$126,305	$97,180
Cost	$93,822	$95,918
% of portfolio at cost - debt	74.8%	100.0%
% of portfolio at cost - equity	25.2%	-
% of debt investments at cost secured by first lien	61.5%	51.2%
Weighted average annual effective yield(b)(c)	11.4%	9.6%
Weighted average EBITDA(c)	$7.4	$101.3
Weighted average leverage through CSWC security(c)(d)	3.1x	4.0x

(a)	At March 31, 2017, we had equity ownership in approximately 70.0% of our LMM investments.
(b)

The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2017, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of March 31, 2017, there were no investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)	Weighted average metrics are calculated using investment cost basis weighting.
(d)

Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment.

As of September 30, 2017 and March 31, 2017, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Fair Value	Total Portfolio	Cost	Total Portfolio
	(dollars in millions)
September 30, 2017:
1st lien loans[1]	$136.1	42.3%	$135.0	48.2%
2nd lien loans	32.4	10.1	32.0	11.4
Subordinated debt	18.9	5.9	18.8	6.7
Preferred equity	22.3	6.9	15.3	5.5
Common equity & warrants	44.8	13.9	13.9	5.0
I-45 SLF LLC[2]	67.4	20.9	64.8	23.2
	$321.9	100.0%	$279.8	100.0%

March 31, 2017[3]:
1st lien loans	$107.8	37.6%	$106.8	42.6%
2nd lien loans	47.2	16.5	46.9	18.7
Subordinated debt	12.5	4.3	12.4	4.9
Preferred equity	18.3	6.4	14.8	5.9
Common equity & warrants	37.7	13.1	8.8	3.6
I-45 SLF LLC[2]	63.4	22.1	60.8	24.3
	$286.9	100.0%	$250.5	100.0%

[1]

Included in 1st lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of September 30, 2017 and March 31, 2017, the fair value of the first lien last out loans are $22.0 million and $21.8 million, respectively.

[2]

I-45 SLF, LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans in the UMM. The portfolio companies held by I-45 SLF represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. We own 80.0% of I-45 SLF and have a profits interest of 75.6%, while Main Street Capital owns 20.0% and has a profits interest of 24.4%. I-45 SLF’s Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from our Company and Main Street. The Company does not guarantee or otherwise obligate itself to make payments on debts owed by I-45 SLF.

[3]	Presentation of the March 31, 2017 disclosure is updated to conform to the current period presentation.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of September 30, 2017 and March 31, 2017:

	As of September 30, 2017
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$8,250	4.4%
2	168,957	90.2
3	10,109	5.4
4	-	-
Total	$187,316	100.0%

	As of March 31, 2017
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$12,173	7.3%
2	155,276	92.7
3	-	-
4	-	-
Total	$167,449	100.0%

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

As of September 30, 2017 and March 31, 2017, we did not have any investments on non-accrual status.

Investment Activity

During the six months ended September 30, 2017, we made debt investments in six new portfolio companies totaling $55.2 million, follow-on debt investments in one portfolio company totaling $4.6 million, and equity investments in one existing and three new portfolio companies totaling $5.4 million. We also funded $4.0 million on our existing equity commitment to I-45 SLF. We received contractual principal repayments totaling approximately $5.6 million and full prepayments of approximately $35.6 million from seven portfolio companies.

During the six months ended September 30, 2016, we made debt investments in seven new portfolio companies totaling $48.9 million, follow-on debt investments in three portfolio companies totaling $6.4 million, and an equity investment in one existing portfolio company totaling $12.0 million. We received contractual principal repayments totaling approximately $1.2 million and full prepayments of approximately $11.0 million from two portfolio companies. We received proceeds related to the sales of certain equity securities totaling $4.4 million and recognized realized gains on such sales totaling $4.0 million.

Total portfolio investment activity for the six months ended September 30, 2017 and 2016 was as follows (dollars in thousands):

				Preferred &
	1st Lien	2nd Lien	Subordinated	Common	I-45 SLF,
Six months ended September 30, 2017	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$107,817	$47,176	$12,453	$56,039	$63,395	$286,880
New investments	45,323	-	14,406	5,441	4,000	69,170
Proceeds from sales of investments	-	-	-	(15)	-	(15)
Principal repayments received	(17,930)	(15,179)	(8,100)	-	-	(41,209)
PIK interest earned	-	-	-	142	-	142
Accretion of loan discounts	304	54	25	-	-	383
Realized gain	465	241	114	14		834
Unrealized gain (loss)	146	53	(52)	5,522	6	5,675
Fair value, end of period	$136,125	$32,345	$18,846	$67,143	$67,401	$321,860
Weighted average yield on debt investments at end of period						10.71%
Weighted average yield on total investments at end of period						10.65%

				Preferred &
	1st Lien	2nd Lien	Subordinated	Common	I-45 SLF,
Six months ended September 30, 2016	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$39,491	$38,227	$15,114	$49,267	$36,337	$178,436
New investments	52,580	2,940	-	-	12,000	67,520
Proceeds from sales of investments	-	-	-	(4,442)	-	(4,442)
Principal repayments received	(7,098)	(5,088)	(79)	-	-	(12,265)
Accretion of loan discounts	114	45	17	-	-	176
Realized gain	28	193	-	3,998	-	4,219
Unrealized gain (loss)	1,160	146	(203)	1,388	2,184	4,675
Fair value, end of period	$86,275	$36,463	$14,849	$50,211	$50,521	$238,319
Weighted average yield on debt investments at end of period						10.00%
Weighted average yield on total investments at end of period						9.13%

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of three elements.  The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain on investments before income tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost, net of applicable income tax expense based on our tax year.  The third element is the “Net change in unrealized appreciation of investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain on investments before income tax” and “Net change in unrealized appreciation of investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Comparison of three months ended September 30, 2017 and September 30, 2016

	Three Months Ended
	September 30,		Net Change
	2017	2016	Amount	%
	(in thousands)
Total investment income	$8,509	$4,726	$3,783	80.0%
Total operating expenses	(4,439)	(2,949)	(1,490)	50.5%
Income before taxes	4,070	1,777	2,293	129.0%
Income tax expense	133	412	(279)	(67.7)%
Net investment income	3,937	1,365	2,572	188.4%
Net realized gain on investments before income tax	210	3,527	(3,317)	(94.0)%
Net change in unrealized appreciation on investments, net of tax	4,495	2,026	2,469	121.9%
Net increase in net assets from operations	$8,642	$6,918	$1,724	24.9%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended September 30, 2017,  Capital Southwest reported investment income of $8.5 million, a $3.8 million, or 80.0%, increase as compared to the three months ended September 30, 2016. The increase was primarily due to a $2.7 million, or 103.6%, increase in interest income generated from our debt investments due to a 35.6% increase in the cost basis of debt investments held from $137.0 million to $185.8 million year over year in addition to an increase in the weighted average yield on debt investments from 10.00% to 10.71% year over year. Additionally, there was an increase of approximately $1.0 million in dividend income due to an increase in dividends received from I-45 SLF LLC and Media Recovery, Inc.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to employees’ and directors’ compensation, office expenses, and legal, professional and accounting fees.

For the three months ended September 30, 2017, our total operating expenses were $4.4 million,  an increase of $1.5 million, or 50.5%, as compared to the total operating expenses of $2.9 million for the three months ended September 30, 2016. The increase was primarily attributable to a $0.8 million increase in interest expense incurred on our senior secured credit facility, or Credit Facility, due to an increase in borrowings during the three months ended September 30, 2017. The remaining increase was due to individually immaterial items within compensation, professional fees and general and administrative fees.

Net Investment Income

For the three months ended September 30, 2017, income before taxes increased by $2.3 million, or 129.0%. As a result of the $3.8 million increase in total investment income, offset by a  $1.5 million increase in operating expenses, net investment income increased from the prior year period by $2.6 million to $3.9 million.

Increase in Net Assets from Operations

During the three months ended September 30, 2017, we recognized realized gains totaling $0.2 million, which consisted of net gains on the full repayments of three non-control/non-affiliate investments.

In addition, during the three months ended September 30, 2017, we recorded a net change in unrealized appreciation of investments totaling $4.5 million, consisting of net unrealized appreciation on our current portfolio of $4.5 million, the reversal of $0.1 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.1 million. Net unrealized appreciation on our current portfolio included unrealized gains on Media Recovery, Inc. of $4.1 million and TitanLiner, Inc. of $2.4 million, partially offset by unrealized losses on Deepwater Corrosion Services of $1.2 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the three months ended September 30, 2016, we recognized realized gains totaling $3.5 million, which consisted of net gains on the partial repayments of seven non-control/non-affiliate investments, prepayment of one non-control/non-affiliate investment, the sale of certain equity securities, and the write down of two escrow receivables. In addition, during the three months ended September 30, 2016, we recorded a net change in unrealized appreciation of investments totaling $2.0 million, consisting of net unrealized appreciation on our current portfolio of $5.8 million and the reversal of $3.8 million of net unrealized appreciation recognized in prior periods due to realized gains noted above. Net unrealized appreciation on our current portfolio included unrealized gains on Deepwater Corrosion Services of $3.4 million and Media Recovery, Inc. of $2.5 million.

Comparison of six months ended September 30, 2017 and September 30, 2016

	Six Months Ended
	September 30,		Net Change
	2017	2016	Amount	%
	(in thousands)
Total investment income	$16,233	$8,883	$7,350	82.7%
Total operating expenses	(8,582)	(6,188)	(2,394)	38.7%
Income before taxes	7,651	2,695	4,956	183.9%
Income tax expense	278	958	(680)	(71.0)%
Net investment income	7,373	1,737	5,636	324.5%
Net realized gain on investments before income tax	834	3,726	(2,892)	(77.6)%
Net change in unrealized appreciation on investments, net of tax	5,880	4,153	1,727	41.6%
Net increase in net assets from operations	$14,087	$9,616	$4,471	46.5%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the six months ended September 30, 2017, Capital Southwest reported investment income of $16.2 million, a $7.4 million,  or 82.7%, increase as compared to the six months ended September 30, 2016. The increase was primarily due to a $5.0 million, or 100.6%, increase in interest income generated from our debt investments due to a 35.6% increase in the cost basis of debt investments held from $137.0 million to $185.8 million year over year in addition to an increase in the weighted average yield on debt investments from 10.00% to 10.71% year over year. Additionally, there was an increase of $2.3 million in dividend income due to dividends received from I-45 SLF LLC and Media Recovery, Inc.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to employees’ and directors’ compensation, office expenses, and legal, professional and accounting fees.

For the six months ended September 30, 2017, our total operating expenses were $8.6 million,  an increase of $2.4 million, or 38.7%, as compared to the total operating expenses of $6.2 million for the six months ended September 30, 2016. The increase was primarily attributable to a $1.5 million increase in interest expense incurred on the Credit Facility and a $0.6 million increase in compensation (including both cash and share-based compensation) during the six months ended September 30, 2017.

Net Investment Income

For the six months ended September 30, 2017, income before taxes increased by $5.0 million, or 183.9%. As a result of the $7.4 million increase in total investment income, offset by a  $2.4 million increase in operating expenses, net investment income increased from the prior year period by $5.6 million to $7.4 million.

Increase in Net Assets from Operations

During the six months ended September 30, 2017, we recognized realized gains totaling $0.8 million, which consisted of net gains on the partial repayments of two non-control/non-affiliate investments, full repayment on seven non-control/non-affiliate investments, and the sale of one non-control/non-affiliate equity investment.

In addition, during the six months ended September 30, 2017, we recorded a net change in unrealized appreciation of investments totaling $5.9 million, consisting of net unrealized appreciation on our current portfolio of $6.0 million, the reversal of $0.3 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.2 million. Net unrealized appreciation on our current portfolio included unrealized gains on TitanLiner, Inc. of $8.5 million, Media Recovery, Inc. of $2.0 million and Vistar Media of $1.4 million, partially offset by unrealized losses on Deepwater Corrosion Services of $5.3 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the six months ended September 30, 2016, we recognized realized gains totaling $3.7 million, which consisted of net gains on the partial repayments of seven non-control/non-affiliate investments, prepayment of one non-control/non-affiliate investment, the sale of certain equity securities, and the write down of two escrow receivables. In addition, during the six months ended September 30, 2016, we recorded a net change in unrealized appreciation of investments totaling $4.2 million, consisting of net unrealized appreciation on our current portfolio of $7.9 million, the reversal of $3.2 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.5 million. Net unrealized appreciation on our current portfolio included unrealized gains on Deepwater Corrosion Services of $4.3 million and Media Recovery, Inc. of $3.4 million.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months.

Cash

At September 30, 2017, the Company had cash and cash equivalents of approximately $33.3 million.

Financing Transactions

In August 2016, we entered into the Credit Facility, which provides additional liquidity to support our investment and operational activities, which included total commitments of $100.0 million. The Credit Facility also contains an accordion feature which allows us to increase the total commitments under the facility up to $150.0 million from new and existing lenders on the same terms and conditions as the existing commitments. In August 2017, we increased our total commitments by $15 million through adding an additional lender using the accordion feature. As of September 30, 2017, the Credit Facility includes total commitments of $115.0 million from a diversified group of six lenders and is scheduled to mature August 30, 2020.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100.0% of the equity interests in the Company’s wholly-owned subsidiaries. As of September 30, 2017, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At September 30, 2017, CSWC had $56.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $0.9 million and $1.6 million, respectively, for the three and six months ended September 30, 2017. The weighted average interest rate on the Credit Facility was 4.76% as of September 30, 2017. As of September 30, 2017, CSWC was in compliance with all financial covenants under the Credit Facility.

Our primary use of funds will be investments in portfolio companies and operating expenses.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2017, we had a total of approximately $7.7 million in currently unfunded commitments, consisting of $3.2 million in equity capital commitments to I-45 SLF that had not been fully called and a $2.0 million revolver and $2.5 million delayed draw term loan to Zenfolio Inc. The Company believes its assets will provide adequate cover to satisfy these commitments. As of September 30, 2017, the Company had cash and cash equivalents of $33.3 million and $59.0 million in available borrowings under the Credit Facility. At March 31, 2017, we had a total of approximately $7.2 million in outstanding commitments related to equity capital commitments to I-45 SLF that had not been fully called. At March 31, 2017, the commitment to I-45 SLF was our sole unfunded obligation.

RECENT DEVELOPMENTS

 On October 2, 2017, CSWC paid quarterly dividends declared on August 30, 2017 in the amount of $3.8 million, or $0.24 per share.

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

Interest Rate Risk

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

As of September 30, 2017, approximately 89.9% of our debt investment portfolio (at fair value) bore interest at floating rates, all of which were subject to contractual minimum interest rates. A hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $1.8 million, or $0.11 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could increase our net investment income by a maximum of $0.5 million, or $0.03 per share, on an annual basis. As of September 30, 2017, none of our idle fund investments bore interest at floating rates. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 3.25%. We pay unused commitment fees of 0.50% to 1.50% per annum, based on utilization.

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

Item 4.Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of September 30, 2017.

During the three months ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.Risk Factors

Investing in our common stock involves a number of significant risks. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 that we filed with the SEC on June 1, 2017, and as updated in our registration statement on Form N-2 (No. 333-220385) filed on October 23, 2017 (Pre-Effective Amendment No. 1).

Item 5.Other Information

Form of Director and Officer Indemnification Agreement

On November 6, 2017,  our Board of Directors approved the entry into a form of indemnification agreement, an Indemnification Agreement, with each of its directors and named executive officers, each an Indemnitee. The Indemnification Agreement provides for the indemnification, and advancement of expenses, to the full extent permitted by law, against judgments, arbitration awards, mediation amounts, penalties, settlements, fines, excise or similar taxes, and reasonable expenses incurred by the Indemnitee in connection with any threatened, pending or completed action, suit or proceeding on account of Indemnitee’s service as a director, officer, employee or agent of the Company.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the form Indemnification Agreement, a copy of which is attached hereto as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Second Amended and Restated Bylaws and Change to Nomination Procedures

On November 6, 2017, our Board of Directors approved an amendment and restatement of the Company’s Amended and Restated Bylaws, as amended and restated, the Bylaws, effective as of such date. The amendment added Section 2.14, which is an advance notice provision for director nominations and stockholder proposals.

The advance notice provisions provides, among other things, that a shareholder who desires to (1) nominate a director for election to the Board of Directors at the Company’s annual meeting or (2) propose other business to be considered by the shareholders at the Company’s annual meeting, to provide written notice to the Company not earlier than the 120th day nor later than the 90th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting.

The advance notice provisions applies to the Company’s 2018 annual meeting.

The foregoing summary of the revisions to the Bylaws does not purport to be complete and is qualified in its entirety by the full text of the Bylaws. The full text of the Bylaws is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Restricted Stock Award Plan and Stock Incentive Plan

On August 22, 2017, we received an exemptive order that allows us to withhold shares of our common stock to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the Company’s 2010 Restricted Stock Award Plan, as amended (the “2010 Plan”) and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the Company’s 2009 Stock Incentive Plan, as amended (the “2009 Plan”).

In connection with the exemptive order, our Board of Directors approved an amendment to the 2010 Plan (the “Restricted Stock Plan Amendment”). The Restricted Stock Plan Amendment allows the Company to withhold shares of our common stock from a participant’s restricted stock award in order to satisfy tax withholding obligations related to the vesting of such restricted stock. Shares withheld by us pursuant to the Restricted Stock Plan Amendment will not be available for issuance or reissuance under the 2010 Plan. Our Board of Directors approved the Restricted Stock Plan Amendment pursuant to the powers granted under Section 14 of the 2010 Plan. The foregoing description of the Restricted Stock Plan Amendment does not purport to be complete and is qualified in its entirety by reference to the Restricted Stock Plan Amendment, a copy of which is attached hereto as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

In addition, our Board of Directors approved an amendment to the 2009 Plan (the “Stock Incentive Plan Amendment”). The Stock Incentive Plan Amendment allows a participant of such plan to pay the exercise price of an option with cash or pursuant to a net exercise feature that allows the Company to withhold the number of shares of our common stock from such participant’s option equal to the aggregate exercise price of the option being exercised divided by the fair market value of a share of our common stock. Shares withheld by us pursuant to the Stock Incentive Plan Amendment will not be available for issuance or reissuance under the 2009 Plan. Our Board of Directors approved the Stock Incentive Plan Amendment pursuant to the powers granted under Section 18 of the 2009 Plan. The foregoing description of the Stock Incentive Plan Amendment does not purport to be complete and is qualified in its entirety by reference to the Stock Incentive Plan Amendment, a copy of which is attached hereto as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.Exhibits

Exhibit No.	Description
3.2*	Second Amended and Restated Bylaws of Capital Southwest Corporation.
10.1*+	Form of Director and Officer Indemnification Agreement.
10.2*

Incremental Assumption Agreement dated as of August 18, 2017 among Capital Southwest Corporation, the Lenders party thereto, ING Capital LLC, as Administrative Agent, Arranger and Bookrunner and Texas Capital Bank, N.A., as Documentation Agent

10.3*+	Third Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan
10.4*+	Third Amendment to the Capital Southwest Corporation 2009 Stock Incentive Plan
31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1*^	Certification of President and Chief Executive Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*Filed herewith

+Indicates management contract or compensatory plan or arrangement

^The certifications attached as Exhibit 32.1 and 32.2 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION

November 7, 2017	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

November 7, 2017	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer