Form 10-K/A
period 2017-03-31
CAPITAL SOUTHWEST CORP
filed 2017-12-08
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
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

YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2017 was $255,174,240 based on the last sale price of such stock as quoted by The Nasdaq Global Select Market on such date.

The number of shares of common stock, $0.25 par value per share, outstanding as of September 30, 2017 was 16,019,296.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders held August 2, 2017 are incorporated by reference in this Annual Report on Form 10-K in response to Part III.

EXPLANATORY NOTE

Capital Southwest Corporation (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2017. Pursuant to Rule 3-09(b), this Amendment includes the separate audited financial statements for our unconsolidated portfolio company, Media Recovery, Inc., which were not included in the Annual Report on Form 10-K because Media Recovery, Inc.’s fiscal year ended later than the Company’s fiscal year.

We have determined that this unconsolidated portfolio company has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. In accordance with Rule 3-09(b)(1), the separate financial statements of Media Recovery, Inc. are being filed as an amendment to the Form 10-K within 90 days after the end of Media Recovery, Inc.’s fiscal year. The Rule 3-09 financial statements include Media Recovery, Inc.’s consolidated balance sheets as of September 30, 2017 and 2016, and its related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended September 30, 2017, 2016 and 2015.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include, among other items, the filing of new Exhibits 31.3, 31.4, 32.3 and 32.4, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

No other changes have been made to the Original 10-K other than as described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Original 10-K or modify or update in any way disclosures made in the Original 10-K. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our filings with the SEC made subsequent to the filing of the Original 10-K on June 1, 2017.

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

ece

CAPITAL SOUTHWEST CORPORATION

December 7, 2017	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

December 7, 2017	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included as part of this Amendment. Asterisk denotes exhibits filed with this Amendment. Double asterisk denotes exhibits furnished with this Amendment.

23.2*	Consent of Independent Auditors.

31.3*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.

31.4*	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act, filed herewith.

32.3**

Certification of President and Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

32.4**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

99.1*	Audited Consolidated Financial Statements of Media Recovery, Inc. as of September 30, 2017 and 2016 and for the years ended September 30, 2017, 2016 and 2015.