Form 10-Q
period 2017-12-31
CAPITAL SOUTHWEST CORP
filed 2018-02-06
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

16,186,941 shares of Common Stock, $0.25 value per share, as of February 2, 2018.

PART I – FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except shares and per share data)

	December 31,	March 31,
	2017	2017
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $237,833 and $172,437, respectively)	$237,669	$175,731
Affiliate investments (Cost: $5,936 and $5,925, respectively)	6,321	7,138
Control investments (Cost: $76,301 and $72,178, respectively)	123,130	104,011
Total investments (Cost: $320,070 and $250,540, respectively)	367,120	286,880
Cash and cash equivalents	20,527	22,386
Receivables:
Dividends and interest	4,110	3,137
Escrow	119	545
Other	467	626
Deferred tax asset	2,080	2,017
Debt issuance costs (net of accumulated amortization of $862 and $366, respectively)	2,755	2,137
Other assets	5,672	8,024
Total assets	$402,850	$325,752

Liabilities
Notes (Par value: $57,500 and $ -, respectively)	$55,236	$-
Credit facility	35,000	25,000
Other liabilities	7,594	5,996
Dividends payable	4,201	7,191
Accrued restoration plan liability	2,099	2,170
Deferred income taxes	190	323
Total liabilities	104,320	40,680

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 18,526,493 shares at December 31, 2017 and 18,350,808 shares at March 31, 2017	4,632	4,588
Additional paid-in capital	261,614	261,472
Net investment income in excess of (less than) distributions	6,261	(1,457)
Accumulated undistributed net realized gain	3,100	8,390
Unrealized appreciation of investments, net of income taxes	46,860	36,016
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	298,530	285,072
Total liabilities and net assets	$402,850	$325,752
Net asset value per share (16,186,981 shares outstanding at December 31, 2017 and 16,011,296 shares outstanding at March 31, 2017)	$18.44	$17.80

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Investment income:
Interest income:
Non-control/Non-affiliate investments	$5,420	$3,384	$14,858	$7,839
Affiliate investments	142	141	423	422
Control investments	-	57	-	116
Dividend income:
Non-control/Non-affiliate investments	31	-	91	-
Control investments	3,118	3,078	9,221	6,843
Interest income from cash and cash equivalents	4	29	16	155
Fees and other income	304	176	643	373
Total investment income	9,019	6,865	25,252	15,748
Operating expenses:
Compensation	1,885	1,509	5,129	4,521
Spin-off compensation plan	172	172	517	517
Share-based compensation	479	321	1,231	815
Interest	1,275	343	2,924	446
Professional fees	245	404	1,205	1,255
Net pension expense	42	43	123	129
General and administrative	620	664	2,171	1,961
Total operating expenses	4,718	3,456	13,300	9,644
Income before taxes	4,301	3,409	11,952	6,104
Income tax (benefit) expense	(362)	536	(84)	1,495
Net investment income	$4,663	$2,873	$12,036	$4,609

Realized gain
Non-control/Non-affiliate investments	$527	$44	$1,361	$(216)
Affiliate investments	90	-	90	3,986
Control investments	-	28	-	28
Total net realized gain on investments before income tax	617	72	1,451	3,798

Change in unrealized appreciation of investments
Non-control/Non-affiliate investments	708	2,051	(3,458)	614
Affiliate investments	(173)	75	(827)	581
Control investments	4,500	2,839	14,995	8,445
Income tax (provision) benefit	(72)	(25)	133	(547)
Total net change in unrealized appreciation of investments, net of tax	4,963	4,940	10,843	9,093

Net realized and unrealized gains on investments	$5,580	$5,012	$12,294	$12,891

Net increase in net assets from operations	$10,243	$7,885	$24,330	$17,500

Pre-tax net investment income per share - basic and diluted	$0.27	$0.21	$0.74	$0.39
Net investment income per share – basic and diluted	$0.29	$0.18	$0.75	$0.29
Net increase in net assets from operations – basic and diluted	$0.64	$0.50	$1.52	$1.11
Weighted average shares outstanding – basic	16,104,806	15,868,977	16,041,696	15,755,480
Weighted average shares outstanding – diluted	16,176,436	15,931,501	16,109,122	15,832,487

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2017	2016
Operations:
Net investment income	$12,036	$4,609
Net realized gain on investments	1,451	3,798
Net change in unrealized appreciation of investments, net of tax	10,843	9,093
Net increase in net assets from operations	24,330	17,500
Dividends to shareholders	(11,395)	(5,368)
Spin-Off Compensation Plan, net of tax (expense) benefit of ($141) and $530, respectively	(659)	(1,164)
Capital share transactions:
Change in pension plan funded status	36	35
Exercise of employee stock options	-	991
Share-based compensation expense	1,231	815
Common stock withheld for payroll taxes upon vesting of restricted stock	(85)	-
Increase in net assets	13,458	12,809
Net assets, beginning of period	285,072	272,635
Net assets, end of period	$298,530	$285,444

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2017	2016
Cash flows from operating activities
Net increase in net assets from operations	$24,330	$17,500
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(144,242)	(102,049)
Proceeds from sales and repayments of debt investments in portfolio companies	75,520	22,018
Proceeds from sales and return of capital of equity investments in portfolio companies	104	4,441
Payment of accreted original issue discounts	1,346	748
Depreciation and amortization	604	278
Net pension benefit	(35)	(26)
Realized gain on investments before income tax	(1,451)	(3,798)
Net change in unrealized appreciation of investments	(10,710)	(9,640)
Accretion of discounts on investments	(592)	(297)
Payment-in-kind interest and dividends	(215)	-
Stock option and restricted awards expense	1,231	815
Deferred income taxes	(508)	2,055
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(973)	(1,478)
Decrease in escrow receivables	426	2,761
Decrease in other receivables	159	65
Decrease in tax receivable	-	301
Decrease (increase) in other assets	2,280	(2,388)
Increase in other liabilities	1,253	314
Decrease in payable for unsettled transaction	-	(3,940)
Net cash used in operating activities	(51,473)	(72,320)
Cash flows from financing activities
Borrowings under credit facility	66,000	15,000
Repayments of credit facility	(56,000)	-
Debt issuance costs paid	(1,691)	(2,503)
Proceeds from notes	55,775	-
Dividends to shareholders	(14,384)	(3,289)
Proceeds from exercise of employee stock options	-	991
Spin-off Compensation Plan distribution	-	(1,177)
Common stock withheld for payroll taxes upon vesting of restricted stock	(86)	-
Net cash provided by financing activities	49,614	9,022
Net decrease in cash and cash equivalents	(1,859)	(63,298)
Cash and cash equivalents at beginning of period	22,386	95,969
Cash and cash equivalents at end of period	$20,527	$32,671
Supplemental cash flow disclosures:
Cash paid for income taxes	$290	$-
Cash paid for interest	2,232	165
Supplemental disclosure of noncash financing activities:
Dividend declared, not yet paid	4,201	2,704
Noncash adjustment to realized gain for escrow receivable	-	118
Spin-off Compensation Plan distribution accrued, not yet paid	517	516

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(Unaudited)

December 31, 2017

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien	Healthcare services	L+6.75% (Floor 1.00%), Current Coupon 8.13%	6/30/2023	$9,381,250	$9,161,050	$9,428,156
AG KINGS HOLDINGS INC.[8]	First Lien	Food, agriculture & beverage	L+9.38% (Floor 1.00%), Current Coupon 10.79%	8/8/2021	9,725,000	9,573,185	9,433,250
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	2/1/2023	10,100,000	9,909,314	9,923,250
	2.65% membership interest		-	-	-	2,500,000	2,500,000
						12,409,314	12,423,250
AMERICAN TELECONFERENCING SERVICES, LTD.	First Lien	Telecommunications	L+6.50% (Floor 1.00%), Current Coupon 7.90%	12/8/2021	6,467,005	6,318,452	6,382,126
	Second Lien		L+9.50% (Floor 1.00%), Current Coupon 10.85%	6/6/2022	2,005,714	1,938,118	1,893,735
						8,256,570	8,275,861
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%), Current Coupon 10.99%	5/21/2019	13,659,722	13,426,001	13,420,677
ARGON MEDICAL DEVICES, INC.	Second Lien	Healthcare products	L+9.50% (Floor 1.00%), Current Coupon 11.07%	6/23/2022	5,000,000	4,885,258	5,050,000
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.00% (Floor 1.00%), Current Coupon 9.49%	3/9/2022	13,086,113	12,856,165	12,889,821
	900,000 shares of common stock		-	-	-	900,000	874,000
						13,756,165	13,763,821
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+6.00% (Floor 1.00%), Current Coupon 7.57%	8/23/2022	4,937,500	4,897,179	4,851,094
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%, Current Coupon 11.14%	7/8/2020	12,922,365	12,646,166	12,646,166
CLICKBOOTH.COM, LLC[15]	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%), Current Coupon 10.01%	12/5/2022	17,500,000	17,154,369	17,154,369
	Revolving Loan		L+8.50% (Floor 1.00%)	12/5/2022	-	(19,704)	-
						17,134,665	17,154,369
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	4,629,000
DELPHI INTERMEDIATE HEALTHCO, LLC	First Lien	Healthcare services	L+7.50% (Floor 1.00%), Current Coupon 8.93%	10/3/2022	7,453,125	7,380,340	7,380,340

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment [2]	Industry	Rate [3]	Maturity	Principal	Cost	Value [4]
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.50% (Floor 1.00%), Current Coupon 8.08%	2/12/2021	4,313,292	4,297,696	4,324,075
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%), Current Coupon 10.32%	8/26/2023	3,000,000	2,947,910	3,000,000
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+10.65% (Floor 1.00%), Current Coupon 12.35%	2/1/2022	17,500,000	17,083,883	17,500,000
	1,089 Preferred units		12% PIK	-	-	1,199,691	1,668,000
						18,283,574	19,168,000
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%), Current Coupon 9.75%	11/15/2022	10,000,000	9,804,238	9,804,238
	110,000 units of Class A common stock[9]		-	-	-	1,100,000	1,100,000
						10,904,238	10,904,238
LIGHTING RETROFIT INTERNATIONAL, LLC	First Lien	Environmental services	L+9.25% (Floor 1.00%), Current Coupon 10.59%	6/30/2022	14,812,500	14,667,244	14,664,375
	396,825 shares of Series B preferred stock		-	-	-	500,000	376,000
						15,167,244	15,040,375
PRE-PAID LEGAL SERVICES, INC.	Second Lien	Consumer services	L+9.00% (Floor 1.25%), Current Coupon 10.57%	7/1/2020	5,000,000	4,964,505	5,012,500
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%), Current Coupon 11.28%	12/20/2025	10,500,000	9,765,593	9,922,500
RESTAURANT TECHNOLOGIES, INC.	Second Lien	Business services	L+8.75% (Floor 1.00%), Current Coupon 10.20%	11/23/2023	3,500,000	3,453,449	3,482,500
RJO HOLDINGS CORP. [14]	First Lien	Financial services	L+8.02% (Floor 1.00%), Current Coupon 9.59%	5/5/2022	7,312,500	7,246,947	7,294,219
TAX ADVISORS GROUP, LLC[13]	Senior subordinated debt	Consumer services	10.00% / 2.00% PIK	12/23/2022	4,600,000	4,514,621	4,554,000
	143.3 Class A units[9]		-	-	-	541,176	886,000
						5,055,797	5,440,000
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%), Current Coupon 11.49%	2/16/2022	8,112,500	7,402,041	8,193,625
	Warrants (Expiration - February 17, 2027)		-	-	-	886,000	1,682,000
						8,288,041	9,875,625
WASTEWATER SPECIALTIES, LLC[16]	First Lien	Business services	L+12.25% (Floor 1.00%), Current Coupon 13.60%	4/18/2022	11,000,000	10,829,594	10,450,000
ZENFOLIO INC.[15]	First Lien	Business services	L+9.00% (Floor 1.00%), Current Coupon 10.33%	7/17/2022	13,466,250	13,221,058	13,398,919
	Revolving Loan		L+9.00% (Floor 1.00%)	7/17/2022	-	(18,160)	-
	190 shares of common stock		-	-	-	1,900,000	1,900,000
						15,102,898	15,298,919

Total Non-control/Non-affiliate Investments						$237,833,379	$237,668,935

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment [2]	Industry	Rate [3]	Maturity	Principal	Cost	Value [4]
Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	Senior subordinated debt	Business services	12.00%	7/4/2021	$4,500,000	$4,435,764	$4,387,500
	1,500,000 units of Class A-1 common stock[9]		-	-	-	1,500,000	1,934,000
						5,935,764	6,321,500

Total Affiliate Investments						$5,935,764	$6,321,500

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	-	-	-	$64,800,000	$67,156,885
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	5,930,637
	4,000,002 shares of common stock		-	-	-	4,615,000	34,212,363
						5,415,000	40,143,000
TITANLINER, INC.	1,189,609 shares of Series B convertible preferred stock	Energy services (upstream)	6% PIK	-	-	2,882,246	7,964,000
	339,277 shares of Series A convertible preferred stock		-	-	-	3,204,222	7,866,000
						6,086,468	15,830,000
Total Control Investments						$76,301,468	$123,129,885

TOTAL INVESTMENTS[12]						$320,070,611	$367,120,320

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
[2]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.
[3]

The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31,  2017. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind (“PIK”) interest.

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

[5]

Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. At December 31,  2017,  approximately 64.8% of the Company’s investment assets are non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 79.6%.

[6]

Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At December 31,  2017, approximately 1.7% of the Company’s investment assets are affiliate investments. The fair value of these investments as a percent of net assets is 2.1%.

[7]

Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained. At December 31,  2017, approximately 33.5% of the Company’s investment assets are control investments. The fair value of these investments as a percent of net assets is 41.2%.

[8]	The investment is structured as a first lien last out term loan.
[9]

Indicates assets that are considered “non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, approximately 17.9% of the Company’s investment assets are non-qualifying assets.

[10]	The investment has approximately $3.2 million unfunded commitment as of December 31, 2017.
[11]	Income producing through dividends.
[12]

As of December 31,  2017,  the cumulative gross unrealized appreciation for federal income tax purposes is approximately $51.2 million; cumulative gross unrealized depreciation for federal income tax purposes is $4.2 million. Cumulative net unrealized appreciation is $47.0 million, based on a tax cost of $320.3 million.

[13]	LGM Pharma, LLC Class A common stock, Tax Advisors Group, LLC Class A units and Chandler Signs, LP Class A-1 common stock are held through a wholly-owned taxable subsidiary.
[14]	The investment is structured as a first lien first out term loan.
[15]	The investment has approximately $2.0 million in an unfunded revolving commitment as of December 31, 2017.
[16]	As of December 31, 2017, the investment is paying default interest at a rate of 3.0% per annum.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[2]	Maturity	Principal	Cost	Value[3]
Non-control/Non-affiliate Investments[4]
AG KINGS HOLDINGS[8]	First Lien	Food, agriculture & beverage	L+8.50% (Floor 1.00%)	8/10/2021	9,900,000	9,720,743	9,900,000
AMERICAN TELECONFERENCING	First Lien	Telecommunications	L+6.50% (Floor 1.00%)	12/8/2021	6,733,503	6,559,616	6,720,709
	Second Lien		L+9.50% (Floor 1.00%)	6/6/2022	2,005,714	1,929,670	1,965,600
AMWARE FULFILLMENT	First Lien	Distribution	L+9.50% (Floor 1.00%)	5/21/2019	13,065,000	12,858,885	12,934,350
ARGON MEDICAL DEVICES	Second Lien	Healthcare products	L+9.50% (Floor 1.00%)	6/23/2022	5,000,000	4,871,024	5,000,000
BINSWANGER CORP.	First Lien	Consumer products & retail	L+8.00% (Floor 1.00%)	3/9/2022	13,251,760	12,988,847	12,988,848
	900,000 shares of common stock					900,000	900,000
						13,888,847	13,888,848
CALIFORNIA PIZZA KITCHEN	First Lien	Restaurants	L+6.00% (Floor 1.00%)	8/23/2022	4,975,000	4,929,234	4,975,995
CAST AND CREW PAYROLL, LLC	Second Lien	Media, marketing & entertainment	L+7.75% (Floor 1.00%)	8/12/2023	3,705,263	3,685,537	3,671,916
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	9,956,000
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.50% (Floor 1.00%)	2/12/2021	7,032,285	7,001,500	7,067,446
DIGITAL ROOM INC.	Second Lien	Paper & forest products	L+10.00% (Floor 1.00%)	5/21/2023	7,000,000	6,864,682	6,864,682
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)	8/26/2023	3,000,000	2,942,972	2,970,000
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	2/1/2022	12,150,000	11,864,161	11,864,161
	1,000 Preferred units		12% PIK	-	-	1,019,667	1,020,000
						12,883,828	12,884,161
IMAGINE! PRINT SOLUTIONS, INC.	First Lien	Media, marketing & entertainment	L+6.00% (Floor 1.00%)	3/30/2022	4,853,233	4,800,146	4,913,898
INFOGROUP INC.	First Lien	Software & IT services	L+5.50% (Floor 1.50%)	5/26/2018	4,895,007	4,822,951	4,890,112
LIGHTING RETROFIT INTERNATIONAL	First Lien	Environmental services	L+9.75% (Floor 0.5%)	9/28/2021	10,222,222	10,126,394	10,126,394
LTI HOLDINGS, INC.	Second Lien	Industrial products	L+9.25% (Floor 1.00%)	4/17/2023	7,000,000	6,853,685	6,825,000
PREPAID LEGAL SERVICES, INC.	Second Lien	Consumer services	L+9.00% (Floor 1.25%)	7/1/2020	5,000,000	4,955,404	5,029,000
REDBOX AUTOMATED RETAIL	First Lien	Gaming & leisure	L+7.50% (Floor 1.00%)	9/27/2021	8,750,000	8,505,558	8,761,375
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+8.75% (Floor 1.00%)	3/18/2022	7,000,000	6,918,134	6,860,000

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment [2]	Industry	Rate [2]	Maturity	Principal	Cost	Value [3]
RESTAURANT TECHNOLOGIES, INC.	Second Lien	Restaurants	L+8.75% (Floor 1.00%)	11/23/2023	3,500,000	3,449,262	3,482,500
TAXACT, INC.	First Lien	Financial services	L+6.00% (Floor 1.00%)	12/31/2022	2,775,000	2,722,263	2,775,000
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%)	2/16/2022	11,000,000	9,898,494	9,898,494
	Warrants					886,000	886,000
						10,784,494	10,784,494
WATER PIK, INC.	Second Lien	Consumer products & retail	L+8.75% (Floor 1.00%)	2/8/2021	4,473,684	4,385,853	4,507,237
WINZER CORPORATION	Senior subordinated debt	Distribution	11.00%	6/1/2021	8,100,000	7,976,347	7,976,347

Total Non-control/Non-affiliate Investments						$172,437,029	$175,731,064
Affiliate Investments[6]
CHANDLER SIGNS, LP13	Senior subordinated debt	Business services	12.00%	7/4/2021	$4,500,000	$4,425,310	$4,477,500
	1,500,000 units of Class A-1 common stock		-	-	-	1,500,000	2,661,000
						5,925,310	7,138,500

Total Affiliate Investments						$5,925,310	$7,138,500

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	-	-	-	$60,800,000	$63,394,679
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	5,590,249
	4,000,002 shares of common stock		-	-	-	4,615,000	32,248,751
						5,415,000	37,839,000
TITANLINER, INC.	1,189,609 shares of Series B convertible preferred stock	Energy services (upstream)	6% PIK	-	-	2,758,528	2,777,000
	339,277 shares of Series A convertible preferred stock		-	-	-	3,204,222	-
						5,962,750	2,777,000
Total Control Investments						$72,177,750	$104,010,679

TOTAL INVESTMENTS[12]						$250,540,089	$286,880,243

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
[2]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.
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

CSWC was organized as a Texas corporation on April 19, 1961. Until September 1969, we operated as a Small Business Investment Company (“SBIC”) licensed under the Small Business Investment Act of 1958.  At that time, CSWC transferred to its then wholly-owned subsidiary, Capital Southwest Venture Corporation (“CSVC”), certain assets including our license as an “SBIC.” CSVC was a closed-end, non-diversified investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”). Effective June 14, 2016, CSVC was dissolved and its SBIC license was surrendered. All assets held in CSVC were transferred to CSWC upon dissolution. Prior to March 30, 1988, CSWC was registered as a closed-end, non-diversified investment company under the 1940 Act. On that date, we elected to be treated as a Business Development Company (“BDC”) subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980. In order to remain a BDC, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur.

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

CSWC also has a direct wholly-owned subsidiary that has been elected to be a taxable entity (the “Taxable Subsidiary”). The primary purpose of the Taxable Subsidiary is to permit CSWC to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still allow us to satisfy the RIC tax requirement that at least 90% of our gross income for federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary is taxed at normal corporate tax rates based on its taxable income.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and nine months ended December 31, 2017 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2017 and 2016. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our assets in qualifying assets. As of December 31, 2017, the Company met the requirements under the 1940 Act for a BDC. The principal categories of qualifying assets relevant to our business are:

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

This quarter we satisfied all RIC tests and have 14.9%  in nonqualified assets according to measurement criteria established in Section 851(d) of the Internal Revenue Code (as amended, the “IRC”).

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements of CSWC.

Fair Value Measurements We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value.  We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying value of our credit facility approximates fair value (Level 3 input). See Note 4 below for further discussion regarding the fair value measurements and hierarchy.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2017 and March 31, 2017, cash balances totaling $19.2 million and $19.6 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2017 and March 31, 2017, we did not have any investments on non-accrual status.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income.  For the three and nine months ended December 31, 2017, approximately 2.3% of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three and nine months ended December 31, 2016, approximately 1.8% and 1.9%, respectively, of CSWC’s total investment income was attributable to interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of the equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. As of December 31, 2017 and March 31, 2017, we did not have any investments on non-accrual status and have not written off any accrued and uncollected PIK interest and dividends. For the three and nine months ended December 31, 2017, approximately 0.8% and 0.9%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income. For the three and nine months ended December 31, 2016, none of CSWC’s investment income was attributable to non-cash PIK interest and dividend income.

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility and its notes (as discussed further in Note 5). The costs in connection with the credit facility have been capitalized and are amortized into interest expense over the term of the credit facility. The costs in connection with the notes are a direct deduction from the related debt liability and amortized into interest expense over the term of the notes.

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

In addition to the requirement that we must annually distribute at least 90.0% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. We may decide to retain some or all of our long-term capital gains in excess of the amount required to be distributed. If we retain the capital gains, they are subject to a corporate tax rate of 35.0% and are classified as a “deemed distribution” to our shareholders. With the tax reform legislation enacted on December 22, 2017 (“the Tax Reform”), deemed distributions will be subject to a corporate tax rate of 21.0% as of January 1, 2018. As an investment company that qualifies as a RIC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31. Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 6 for further discussion.

CSMC, a wholly-owned subsidiary of CSWC, and the Taxable Subsidiary are not RICs and are required to pay taxes at the corporate rate of 34% as of December 31, 2017. Due to the Tax Reform, CSMC and the Taxable Subsidiary will be required to pay taxes at the corporate rate of 21% as of January 1, 2018. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of each of CSMC and the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740 for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three and nine months ended December 31, 2017 and 2016.

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

At the three and nine months ended December 31, 2017, weighted-average basic shares were adjusted for the dilutive effect of stock-based awards of 71,631 and 67,427, respectively. At the three and nine months ended December 31, 2016, weighted-average basic shares were adjusted for the dilutive effect of stock-based awards of 62,524 and 57,007, respectively. For individual cash incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value (“NAV”) of our Company. In connection with the Share Distribution, we entered into an Employee Matters Agreement (the “Employee Matters Agreement”) with CSW Industrials, Inc. (“CSWI”). Under the Employee Matters Agreement, the value of individual cash incentive awards was determined based upon the net asset value of CSWC as of June 30, 2015. See Note 9 for further discussion.

Shareholder Distributions Distributions to common shareholders are recorded on the ex-dividend date. The amount of distributions, if any, is determined by the Board of Directors each quarter.

Presentation Presentation of certain amounts on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the prior year comparative consolidated financial statements is updated to conform to the current period presentation. This mainly includes disclosure of amounts at a more disaggregated level.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption was permitted for annual reporting periods beginning after December 15, 2016. CSWC completed its initial assessment in evaluating the potential impact on its consolidated financial statements and based on its initial assessment, determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the Company's management does not expect the adoption of ASU 2014-09 to have a significant impact to pretax income or on its consolidated financial statement disclosures upon adoption. The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its initial assessment continues to remain accurate.

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

3.INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2017 and March 31, 2017:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
December 31, 2017:
First lien loans[1]	$179.2	48.8%	60.0%	$177.9	55.6%
Second lien loans	28.4	7.7	9.5	28.0	8.7
Subordinated debt	18.8	5.1	6.3	18.9	5.9
Preferred equity	26.8	7.3	9.0	15.4	4.8
Common equity & warrants	46.7	12.8	15.6	15.1	4.7
I-45 SLF LLC[2]	67.2	18.3	22.5	64.8	20.3
	$367.1	100.0%	122.9%	$320.1	100.0%

March 31, 2017[3]:
First lien loans	$107.8	37.6%	37.8%	$106.8	42.6%
Second lien loans	47.2	16.5	16.6	46.9	18.7
Subordinated debt	12.5	4.3	4.4	12.4	4.9
Preferred equity	18.3	6.4	6.4	14.8	5.9
Common equity & warrants	37.7	13.1	13.2	8.8	3.6
I-45 SLF LLC[2]	63.4	22.1	22.2	60.8	24.3
	$286.9	100.0%	100.6%	$250.5	100.0%

[1]

Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of December 31, 2017 and March 31, 2017, the fair value of the first lien last out loans are $26.9 million and $21.8 million, respectively.

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

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2017 and March 31, 2017:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
December 31, 2017:
I-45 SLF LLC[1]	$67.2	18.3%	22.5%	$64.8	20.3%
Media, Marketing, & Entertainment	46.2	12.6	15.5	43.7	13.7
Industrial Products	40.1	10.9	13.4	5.4	1.7
Business Services	35.0	9.5	11.7	34.3	10.7
Distribution	27.2	7.4	9.1	27.2	8.5
Consumer Products and Retail	25.1	6.8	8.4	25.1	7.8
Energy Services (Upstream)	20.4	5.6	6.8	14.1	4.4
Healthcare Services	16.8	4.6	5.6	16.5	5.2
Healthcare Products	15.9	4.4	5.3	15.8	4.9
Environmental Services	15.0	4.1	5.0	15.2	4.7
Industrial Services	10.5	2.8	3.5	10.8	3.4
Consumer Services	10.5	2.8	3.5	10.0	3.1
Food, Agriculture & Beverage	9.4	2.6	3.2	9.6	3.0
Telecommunications	8.3	2.3	2.8	8.3	2.6
Financial Services	7.3	2.0	2.5	7.2	2.3
Restaurants	4.9	1.3	1.6	4.9	1.5
Software & IT Services	4.3	1.2	1.5	4.3	1.3
Paper & Forest Products	3.0	0.8	1.0	2.9	0.9
	$367.1	100.0%	122.9%	$320.1	100.0%

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
March 31, 2017[2]:
I-45 SLF LLC[1]	$63.4	22.1%	22.2%	$60.8	24.3%
Industrial Products	44.7	15.6	15.7	12.3	4.9
Media, Marketing, & Entertainment	32.3	11.2	11.3	32.2	12.8
Distribution	20.9	7.3	7.3	20.8	8.3
Consumer Products & Retail	18.4	6.4	6.4	18.3	7.3
Business Services	14.0	4.9	4.9	12.8	5.1
Energy Services (Upstream)	12.7	4.4	4.5	14.0	5.6
Software & IT Services	12.0	4.2	4.2	11.8	4.7
Environmental Services	10.1	3.5	3.6	10.1	4.0
Food, Agriculture & Beverage	9.9	3.5	3.5	9.7	3.9
Paper & Forest Products	9.8	3.4	3.4	9.8	3.9
Gaming & Leisure	8.8	3.1	3.1	8.5	3.4
Telecommunications	8.7	3.0	3.0	8.4	3.4
Restaurants	8.4	2.9	2.9	8.4	3.4
Consumer Services	5.0	1.8	1.8	5.0	2.0
Healthcare Products	5.0	1.7	1.8	4.9	1.9
Financial Services	2.8	1.0	1.0	2.7	1.1
	$286.9	100.0%	100.6%	$250.5	100.0%

[1]

I-45 SLF is a joint venture between CSWC and Main Street. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF include multi-sector holdings, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

[2]	Disclosure added to March 31, 2017 to provide comparable presentation to December 31, 2017.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of December 31, 2017 and March 31,  2017:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
December 31, 2017:
Southwest	$86.9	23.7%	29.1%	$45.1	14.1%
South	76.2	20.8	25.5	75.8	23.7
I-45 SLF LLC[1]	67.2	18.3	22.5	64.8	20.3
Northeast	53.5	14.6	17.9	51.3	16.0
Southeast	37.2	10.1	12.5	37.2	11.6
West	23.6	6.4	7.9	23.5	7.3
Midwest	22.5	6.1	7.5	22.4	7.0
	$367.1	100.0%	122.9%	$320.1	100.0%

March 31, 2017:
Southwest	$82.6	28.8%	29.0%	$50.0	20.0%
I-45 SLF LLC[1]	63.4	22.1	22.2	60.8	24.3
Northeast	43.7	15.2	15.3	43.4	17.4
South	38.5	13.4	13.5	38.2	15.2
West	30.3	10.6	10.6	30.2	12.0
Midwest	28.4	9.9	10.0	27.9	11.1
	$286.9	100.0%	100.6%	$250.5	100.0%

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

As of December 31, 2017 and March 31, 2017, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at NAV) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

Income Approach

In valuing debt securities, CSWC typically uses an Income Approach model, which considers some or all of the factors listed above. Under the Income Approach, CSWC develops an expectation of the yield that a hypothetical market participant would require when purchasing each debt investment (the “Required Market Yield”). The Required Market Yield is calculated in a two-step process. First, using quarterly market data we estimate the current market yield of similar debt securities. Next, based on the factors described above, we modify the current market yield for each security to produce a unique Required Market Yield for each of our investments. The resulting Required Market Yield is the significant Level 3 input to the Income Approach model. If, with respect to an investment, the unobservable inputs have not fluctuated significantly from the date the investment was made or have not fluctuated significantly from CSWC’s expectations on the date the investment was made, and there have been no significant fluctuations in the market pricing for such investments, we may conclude that the Required Market Yield for that investment is equal to the stated rate on the investment. In instances where CSWC determines that the Required Market Yield is different from the stated rate on the investment, we discount the contractual cash flows on the debt instrument using the Required Market Yield in order to estimate the fair value of the debt security.

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

Enterprise Value Waterfall Approach

In valuing equity securities (including warrants), CSWC estimates fair value using an Enterprise Value Waterfall valuation model. CSWC estimates the enterprise value of a portfolio company and then allocates the enterprise value to the portfolio company’s securities in order of their relative liquidation preference. In addition, CSWC assumes that any outstanding debt or other securities that are senior to CSWC’s equity securities are required to be repaid at par. Additionally, we may estimate the fair value of non-performing debt securities using the Enterprise Value Waterfall approach as needed.

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

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at December 31, 2017 and March 31, 2017. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	December 31, 2017	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$73.5	EBITDA Multiple	4.7x - 9.4x	7.20x
			Weighted Average Cost of Capital	14.2% - 34.6%	19.6%
Debt Investments	Income Approach	179.4	Required Market Yield	6.4% - 14.0%	11.0%
			Third Party Broker Quote	94.4 - 100.5
	Market Approach	47.0	Recent Transaction
		226.4
Total Level 3 Investments		$299.9

		Fair Value at	Significant
	Valuation	March 31, 2017	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

Equity Investments	Enterprise Value Waterfall Approach	$56.0	EBITDA Multiple	4.1x - 9.3x	7.80x
			Weighted Average Cost of Capital	14.1% - 27.8%	17.5%
Debt Investments	Income Approach	132.8	Required Market Yield	7.70% - 12.60%	10.8%
			Third Party Broker Quote	97.50 - 101.25
	Market Approach	34.8	Recent Transaction
		167.5
Total Level 3 Investments		$223.5

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2017 and March 31, 2017 (in millions):

		Fair Value Measurements
		at December 31, 2017 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$179.2	$ −	$ −	$179.2
Second lien loans	28.4	−	−	28.4
Subordinated debt	18.8	−	−	18.8
Preferred equity	26.8	−	−	26.8
Common equity & warrants	46.7	−	−	46.7
Investments measured at net asset value[1]	67.2	−	−	−
Total Investments	$367.1	$ −	$ −	$299.9

	Fair Value Measurements
	at March 31, 2017 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category[2]	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$107.8	$ −	$ −	$107.8
Second lien loans	47.2	−	−	47.2
Subordinated debt	12.5	−	−	12.5
Preferred equity	18.3	−	−	18.3
Common equity & warrants	37.7	−	−	37.7
Investments measured at net asset value[1]	63.4	−	−	−
Total Investments	$286.9	$ −	$ −	$223.5

[1]

Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at December 31, 2017 and March 31, 2017, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

[2]	Presentation of March 31, 2017 disclosure updated to conform to current period presentation.

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three and nine months ended December 31, 2017 and 2016, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2017 and 2016 (in millions):

		Realized &
	Fair Value	Unrealized	Purchases of		PIK Interest		Fair Value at
	3/31/2017	Gains (Losses)	Investments[1]	Repayments	Earned	Divestitures	12/31/2017
First lien loans	$107.8	$1.1	$109.9	$(39.6)	$—	$—	$179.2
Second lien loans	47.2	0.6	9.8	(29.2)	—	—	28.4
Subordinated debt	12.5	—	14.4	(8.1)	—	—	18.8
Preferred equity	18.3	7.9	0.5	—	0.1	—	26.8
Common equity & warrants	37.7	2.8	6.1	—	0.1	—	46.7
Total Investments	$223.5	$12.4	$140.7	$(76.9)	$0.2	$—	$299.9

						Conversion of
		Realized &				Security from
	Fair Value	Unrealized	Purchases of			Debt	Fair Value at
	3/31/2016	Gains (Losses)	Investments[1]	Repayments	Divestitures	to Equity	12/31/2016
First lien loans	$39.5	$1.3	$65.1	$(15.4)	$—	$—	$90.5
Second lien loans	38.2	0.4	17.2	(5.3)	(2.0)	—	48.5
Subordinated debt	15.1	—	—	—	—	(2.7)	12.4
Preferred equity	13.2	2.8	—	—	—	2.7	18.7
Common equity & warrants	36.1	6.6	—	—	(4.4)	—	38.3
Total Investments	$142.1	$11.1	$82.3	$(20.7)	$(6.4)	$—	$208.4

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.

The total net unrealized gains (excluding reversals) included in earnings that related to assets still held at the report date for the nine months ended December 31, 2017 and 2016 were $5.4 million and $13.6 million, respectively.

5.BORROWINGS

The Company had the following borrowings outstanding as of December 31, 2017 and March 31, 2017 (amounts in thousands):

	December 31, 2017	March 31, 2017

Credit Facility	$35,000	$25,000

December 2022 Notes	$57,500	$—
Less: Unamortized debt issuance costs and debt discount	(2,264)	—
Total Notes	$55,236	$—

Credit Facility

In August 2016, CSWC entered into a senior secured credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities, which included total commitments of $100.0 million. The Credit Facility contained an accordion feature that allowed CSWC to increase the total commitments under the facility up to $150.0 million from new and existing lenders on the same terms and conditions as the existing commitments. In August 2017, we increased our total commitments by $15 million through adding an additional lender using the accordion feature.

On November 16, 2017, CSWC entered into Amendment No. 1 (the “Amendment”) to its Credit Facility. Prior to the Amendment, borrowings under the Credit Facility accrued interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 3.25% with no LIBOR floor. CSWC paid unused commitment fees of 0.50% to 1.50% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Amendment (1) increased the total borrowing capacity under the Credit Facility to $180.0 million, with commitments from a diversified group of eight lenders, (2) increased the Credit Facility’s accordion feature that allows for an increase in total commitments of up to $250 million under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments, (3) reduced the interest rate on borrowings to LIBOR plus 3.00%, with a step-down to LIBOR plus 2.75% at the time the Company’s net worth exceeds $325 million, (4) reduced unused commitment fees to a range from 0.50% to 1.0% per annum based on utilization, and (5) extended the Credit Facility’s revolving period that ended on August 30, 2019 through November 16, 2020. Additionally, the final maturity of the Credit Facility was extended from August 30, 2020 to November 16, 2021.

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

The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions. If the Company defaults on its obligations under the Credit Facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. There are no changes to the covenants or the events of default in the Credit Facility as a result of the Amendment.

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100.0% of the equity interests in the Company’s wholly-owned subsidiaries. As of December 31,  2017, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At December 31,  2017, CSWC had $35.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $1.1 million and $2.7 million, respectively, for the three and nine months ended December 31,  2017. For the three and nine months ended December 31, 2016, CSWC recognized interest expense of $0.3 million and $0.4 million, respectively. The weighted average interest rate on the Credit Facility was 4.75% and 4.67%, respectively, for the three and nine months ended December 31,  2017. Average borrowings for the three and nine months ended December 31, 2017 were $58.6 million and $44.5 million, respectively. As of December 31,  2017, CSWC was in compliance with all financial covenants under the Credit Facility.

Notes

In December 2017, the Company issued $57.5 million in aggregate principal amount, including the underwriters’ full exercise of their option to purchase additional principal amounts to cover over-allotments, of 5.95% Notes due 2022 (the “December 2022 Notes”). The December 2022 Notes mature on December 15, 2022 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after December 15, 2019. The December 2022 Notes bear interest at a rate of 5.95% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2018. The December 2022 Notes are an unsecured obligation, rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of December 31, 2017, the carrying amount of the December 2022 Notes was $55.8 million. As of December 31, 2017, the fair value of the December 2022 Notes was $59.9 million. The fair value is based on the closing price of the security of The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $0.2 million for each of the three and nine months ended December 31, 2017.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (“SEC”), (ii) a requirement that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of December 31, 2017, the Company was in compliance with all covenants of the December 2022 Notes.

6.INCOME TAXES

We have elected to be treated as a RIC under Subchapter M of the IRC and have a tax year end of December 31.  In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable income, as defined by the IRC, to our shareholders in a timely manner. Investment company income generally includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and capital gains that is distributed to its shareholders, including “deemed distributions” as discussed below. As part of maintaining RIC status, undistributed taxable income, which is subject to a 4% non-deductible U.S. federal excise tax, pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (1) the filing of the U.S. federal income tax return for the applicable fiscal year and (2) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated. We intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.

As of December 31, 2017, CSWC qualified to be taxed as a RIC. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During our tax year ended December 31, 2017, CSWC declared quarterly dividends of $0.45 ($0.26 in regular dividends and $0.19 in special dividends) in March 2017, $0.21 in June 2017, $0.24 in September 2017, and $0.26 in December 2017, with such dividends totaling $18.3 million, or $1.16 per share. For tax purposes, the 2017 dividends total $1.16 per share and were comprised of (1) ordinary income totaling approximately $0.643 per share, (2) long term capital gains totaling approximately $0.324 per share, and (3) qualified dividend income totaling approximately $0.193 per share. For the tax year ended December 31, 2016, we paid total dividends of $6.0 million, or $0.38 per share. For tax purposes, the 2016 dividends were comprised of (1) ordinary income totaling approximately $0.065 per share, (2) long term capital gains totaling approximately $0.28 per share, and (3) qualified dividend income totaling approximately $0.035 per share.

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

The tax character of distributions paid for the years ended December 31, 2017 and 2016 was as follows:

	Twelve Months Ended December 31,
	2017	2016
Ordinary income	$13,149	$1,565
Distributions of long term capital gains	5,101	4,429
Distributions on tax basis	$18,250	$5,994

The following reconciles net increase in assets resulting from operations to estimated RIC taxable income for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended December 31,
Reconciliation of RIC Taxable Income[1]	2017	2016
Net increase in net assets from operations	$24,330	$17,500
Net change in unrealized appreciation on investments	(10,843)	(9,093)
Income/gain (expense/loss) recognized for tax on pass-through entities	(341)	(797)
Gain recognized for tax on dispositions	643	2,337
Net operating loss - management company and taxable subsidiary	205	1,434
Non-deductible tax expense	120	348
Other book/tax differences	(62)	(750)
Estimated taxable income before deductions for distributions	$14,052	$10,979

[1]

The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.

A RIC may elect to retain all or a portion of its long-term capital gains by designating them as a “deemed distribution” to its shareholders and paying a federal tax rate of 35% on the long-term capital gains for the benefit of its shareholders. Shareholders then report their share of the retained capital gains on their income tax returns as if it had been received and report a tax credit for tax paid on their behalf by the RIC. Shareholders then add the amount of the “deemed distribution” net of such tax to the basis of their shares. As a result of the Tax Reform, the federal tax rate for deemed distributions will be 21% as of January 1, 2018.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual cash incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the qualified defined pension plan, restoration plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of December 31, 2017, CSMC had a deferred tax asset of approximately $2.1 million.  During the three months ended December 31, 2017, the deferred tax asset increased by approximately $0.3 million as a result of the Tax Reform. The deferred tax asset decreased by $1.0 million due to the reduction of the corporate tax rate to 21.0% and was offset by an increase of $1.3 million due to the release of the valuation allowance on our deferred tax asset. Our estimated taxable income increased due to the repeal of 162(m) qualified performance-based pay exemptions and the expansion of the definition of a “covered employee.” As of December 31,  2017, we believe that it is more likely than not that we will be able to utilize all $2.1 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets. As of March 31, 2017, CSMC had a deferred tax asset of $2.0 million.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions. As a result of the Tax Reform, the corporate tax rate of CSMC will be 21% as of January 1, 2018.

The following table sets forth the significant components of the deferred tax assets and liabilities as of December 31, 2017 and March 31, 2017 (amounts in thousands):

	December 31,	March 31,
	2017	2017
Deferred tax asset:
Net operating loss carryforwards	$1,045	$1,571
Compensation	524	1,110
Pension liability	441	722
Other	70	76
Total deferred tax asset	2,080	3,479
Less valuation allowance	—	(1,325)
Total net deferred tax asset	2,080	2,154
Deferred tax liabilities:
Other	(190)	(137)
Total deferred tax liabilities	(190)	(137)
Total net deferred tax assets (liabilities)	$1,890	$2,017

The above referenced Net Operating Loss was generated in 2015 and expires in 2035.

In addition, we have a wholly-owned taxable subsidiary, or the Taxable Subsidiary, which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of our gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that our income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. The income tax expense, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations. As a result of the Tax Reform, the corporate tax rate of the Taxable Subsidiary will be 21% as of January 1, 2018.

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended December 31, 2017, we recognized a net income tax benefit of $0.4 million, principally consisting of a benefit for current U.S. federal income taxes of $0.5 million and a $0.1 million accrual for excise tax on our estimated undistributed taxable income. For the nine months ended December 31, 2017, we recognized a net income tax benefit of $0.1 million, principally consisting of a benefit for current U.S. federal income taxes of $0.2 million and a $0.1 million accrual for excise tax on our estimated undistributed taxable income. For the three months ended December 31,  2016, we recognized a net income tax expense of $0.5 million, principally consisting of a provision for current U.S. federal income taxes of $0.1 million, a $0.3 million accrual for excise tax on our estimated undistributed taxable income, and $0.1 million relating to the Taxable Subsidiary. For the nine months ended December 31, 2016, we recognized a net income tax expense of $1.5 million, principally consisting of a provision for current U.S. federal income taxes of $0.9 million, a $0.3 million accrual for excise tax on our estimated undistributed taxable income, and $0.3 million relating to the Taxable Subsidiary. Regarding the Tax Reform, the Company has completed all accounting and there are no items reported as provisional amounts.

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

The following table sets forth the significant components of income tax expense as of December 31, 2017 and 2017:

	Nine Months Ended December 31,
Components of Income Tax Expense	2017	2016
Statutory federal income tax	$(73)	$(223)
162(m) limitation	531	446
Excise tax	120	270
Valuation allowance	(1,324)	686
Tax related to Taxable Subsidiary	-	306
One time expense for Federal rate change	966	-
Prior year deferred tax true-up	(56)	-
Other	(248)	10
Total income tax expense	$(84)	$1,495

7.ACCUMULATED undistributed Net Realized Gains on Investments

Distributions made by RICs often differ from aggregate U.S. GAAP-basis undistributed net investment income and accumulated net realized gains (total U.S. GAAP-basis net realized gains). The principal cause is that required minimum fund distributions are based on income and gain amounts determined in accordance with federal income tax regulations, rather than U.S. GAAP. The differences created can be temporary, meaning that they will reverse in the future, or they can be permanent. In subsequent periods, when all or a portion of a temporary difference becomes a permanent difference, the amount of the permanent difference will be reclassified to “additional capital.” During the quarter ended December 31, 2017, we reclassified for book purposes amounts arising from permanent book/tax differences as follows (amounts in thousands):

Nine months ended
December 31, 2017
Additional capital	$(337)
Accumulated net investment income (loss)	$4,062
Accumulated net realized gains	$(3,725)

 The Company may retain some or all of its realized net long-term capital gains in excess of realized net short-term capital losses and may designate the retained net capital gain as a “deemed distribution.” For the tax year ended December 31, 2017, the Company did not elect to designate retained net capital gains as deemed distributions. “Deemed distributions” are generally reclassified from accumulated undistributed net realized gains into additional capital after our tax year ends each December 31.

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

The total value accretion was six percent of the aggregate appreciation in the Company’s share price from $36.16 to the combined volume-weighted average prices of both CSWC and CSWI stock as of December 29, 2015. The cash component of the Spin-off Compensation Plan was the difference between the total value accretion and the aggregate value of the awardee’s restricted common stock and non-qualified option awards under the plan. The total cash liabilities for three participants under the plan totaled $6.1 million. The final payment of $1.4 million was fully vested on December 29, 2017, and was subsequently paid out in January 2018.  As of December 31, 2017, there is no remaining unrecognized expense related to the Spin-off Compensation Plan.

During the three and nine months ended December 31, 2017, we recognized the cash component of spin-off compensation expense of $0.2 million and $0.5 million, respectively, which represented the cash component of spin-off compensation for our current employee. During the three and nine months ended December 31, 2017, we also recorded $0.2 million and $0.5 million, respectively, directly to additional capital for the cash component of the spin-off compensation related to the employee who transferred to CSWI. During the three and nine months ended December 31, 2016, we recognized the cash component of spin-off compensation expense of $0.2 million and $0.5 million, respectively, which represented the cash component of spin-off compensation for our current employee. During the three and nine months ended December 31, 2016, we also recorded $0.2 million and $1.7 million, respectively, directly to additional capital for the cash component of the spin-off compensation related to the two employees who transferred to CSWI, of which $1.2 million was paid to Kelly Tacke upon her separation from CSWI.

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

The vesting terms for restricted stock awards previously granted under the Spin-off Compensation Plan are as follows: (1) one-third on December 29, 2015; (2) one-third on December 29, 2016; and (3) one-third on December 29, 2017, subject to accelerated vesting as described above. As of December 31, 2017, there is no remaining unrecognized expense related to the Spin-off Compensation Plan.

The following table summarizes the restricted stock available for issuance for the nine months ended December 31, 2017:

Restricted stock available for issuance as of March 31, 2017	190,502
Additional restricted stock approved under the plan	−
Restricted stock granted during the nine months ended December 31, 2017	(185,725)
Restricted stock forfeited during the nine months ended December 31, 2017	5,000
Restricted stock available for issuance as of December 31, 2017	9,777

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

For the three months ended December 31, 2017 and 2016, we recognized total share based compensation expense of $0.5 million and $0.3 million, respectively, related to the restricted stock issued to our employees and officers. For the nine months ended December 31, 2017 and 2016, we recognized total share based compensation expense of $1.2 million and $0.7 million, respectively, related to the restricted stock issued to our employees and officers.

As of December 31, 2017, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $5.6 million, which will be amortized over the weighted-average vesting period of approximately 3.2 years. Subsequent to the Share Distribution, the compensation expense related to non-vested awards held by employees who are now employed by CSWI is recorded by CSWI.

The following table summarizes the restricted stock outstanding as of December 31, 2017:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2017	294,043	$14.99	3.1
Granted	185,725	16.79	−
Vested	(101,230)	15.04	−
Forfeited	(5,000)	14.48	−
Unvested at December 31, 2017	373,538	$15.88	3.2

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

On August 28, 2014, our Board of Directors amended the 2009 Plan, as permitted pursuant to Section 18 of the 2009 Plan (the “First Amendment to the 2009 Plan”). The First Amendment to the 2009 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. In addition, on August 28, 2014, options to purchase 259,000 shares at $36.60 per share were granted under the 2009 Plan, as amended. On September 8, 2015, the Board of Directors designated the Share Distribution a transformative transaction for purposes of the 2009 Plan and amended the award agreements granted under the 2009

Plan to provide for accelerated vesting of the awards held by a participant in the event of a termination of such participant’s service effected by the participant for good reason, by the employer without cause, or as a result of the disability or death of the participant.  A third of these options were vested on December 29, 2015, a third vested on December 29, 2016 and a third on December 29, 2017, subject to accelerated vesting as described above.

On August 22, 2017, we received an exemptive order from the SEC that allows us to withhold shares of our common stock to satisfy the exercise of options to purchase shares of our common stock granted pursuant to the 2009 Plan.

At December 31, 2017, there are options to acquire 206,364 shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Plan or request shareholders’ approval of additional stock options to be added under the 2009 Plan.

At September 30, 2015, in connection with the Share Distribution, we entered into the Employee Matters Agreement, which provided that each option to acquire CSWC common stock that was outstanding immediately prior to September 30, 2015, would be converted into both an option to acquire post-Share Distribution CSWC common stock and an option to acquire CSWI common stock and would be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the September 30, 2015. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of CSWC subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all CSWC employees. We compared the fair market value of our stock options on the day of the Share Distribution with the combined fair value of our stock options and CSWI stock options the day after the completion of the Share Distribution. The distribution-related adjustments did not have an impact on compensation expense for the three and nine months ended December 31, 2017.

The following table summarizes activity in the 2009 Plan as of December 31, 2017, including adjustments in connection with the Share Distribution:

		Weighted
		Average
		Exercise
	Number of Shares	Price
2009 Plan
Balance at March 31, 2016	362,513	$11.21*
Granted	–	–
Exercised	(131,252)	11.48
Canceled/Forfeited	(24,897)	10.56
Balance at March 31, 2017	206,364	11.12
Granted	–	–
Exercised	–	–
Canceled/Forfeited	–	–
Balance at December 31, 2017	206,364	$11.12

		Aggregate
	Weighted Average	Intrinsic
December 31, 2017	Remaining Contractual Term	Value
Outstanding	5.8 years	$1,120,838
Exercisable	5.8 years	$1,025,296

*

Certain adjustments were made to the exercise price and number of shares of Capital Southwest awards using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution with the intention of preserving the economic value of the awards immediately prior to the distribution for all Capital Southwest employees.

We recognize compensation cost using the straight-line method for all share-based payments.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for both the three months ended December 31, 2017 and 2016, we recognized stock option compensation expense of $48.0 thousand related to the stock options held by our employees and officers. For both the nine months ended December 31, 2017 and 2016, we recognized stock option compensation expense of $0.1 million related to the stock options held by our employees and officers. As of December 31, 2017, the total remaining unrecognized compensation cost related to non-vested stock options was $0.1 million, which will be amortized over the weighted-average vesting period of approximately 1.0 years.

At December 31, 2017, the range of exercise prices was $7.55 to $11.66 and the weighted-average remaining contractual term of outstanding options was 5.8 years. The total number of shares of common stock exercisable under the 2009 Plan at December 31, 2017 was 188,439 shares with a weighted-average exercise price of $11.11. During the quarter ended December 31, 2017, 57,322 options became exercisable and no options were exercised. During the quarter ended December 31, 2016, 57,321 options became exercisable and 85,981 options were exercised with an average exercise price of $11.53.

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

There are currently 48,000 individual cash incentive awards outstanding as of December 31, 2017 and the liability for individual cash incentive awards was $0.3 million at December 31, 2017. As of December 31, 2017, there is no remaining unrecognized compensation expense related to individual cash incentive awards.

There were no individual cash incentive awards vested or granted during the nine months ended December 31, 2017.

Weighted
Average
		Weighted	Remaining
	Number of	Average Grant	Vesting Term
Individual Cash Incentive Awards	Shares	Price Per Share	(in Years)
Unvested at March 31, 2017	48,000	$47.03	1.6
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	−	−	−
Unvested at December 31, 2017	48,000	$47.03	0.9

10.OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015.  All full-time employees are eligible to participate in the 401K Plan.  The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility.  During the quarter ended December 31, 2017, we made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended December 31, 2017 and 2016, we made matching contributions of approximately $15.9 thousand and $19.3 thousand, respectively. During the nine months ended December 31, 2017 and 2016, we made matching contributions of approximately $89.8 thousand and $88.0 thousand, respectively.

11.Commitments AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The balances of unused commitments to extend financing as of December 31, 2017 and March 31, 2017 were as follows:

		December 31,	March 31,
Portfolio Company	Investment Type	2017	2017
I-45 SLF LLC	Equity Investment	$3,200,000	$7,200,000
Clickbooth.com, LLC	Revolving Loan	2,000,000	−
Zenfolio Inc.	Revolving Loan	2,000,000	−
Total unused commitments to extend financing		$7,200,000	$7,200,000

Contingencies

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

12.RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During both the three months ended December 31, 2017 and 2016, we received management and other fees from certain of our portfolio companies totaling $0.1 million, which were recognized as Fees and other income on the Consolidated Statements of Operations. During both the nine months ended December 31, 2017 and 2016, we received management and other fees from certain of our portfolio companies totaling $0.3 million, which were recognized as Fees and other income on the Consolidated Statements of Operations. Additionally, as of December 31, 2017 and March 31, 2017, we had dividends receivable from I-45 SLF of $2.3 million and $2.1 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

13.SUBSEQUENT EVENTS

On January 2, 2018, CSWC paid quarterly dividends declared on November 30, 2017 in the amount of $4.2 million, or $0.26 per share.

14.SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and nine months ended December 31, 2017 and 2016 (share amounts presented in thousands).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Per Share Data:	2017	2016	2017	2016
Investment income[1]	$0.56	$0.43	$1.57	$1.00
Operating expenses[1]	(0.29)	(0.22)	(0.83)	(0.61)
Income taxes[1]	0.02	(0.03)	0.01	(0.10)
Net investment income[1]	0.29	0.18	0.75	0.29
Net realized gain[1]	0.04	0.00	0.09	0.24
Net change in unrealized appreciation of investments[1]	0.31	0.31	0.68	0.58
Total increase from investment operations	0.64	0.49	1.52	1.11
Dividends to shareholders	(0.26)	(0.17)	(0.71)	(0.34)
Spin-off Compensation Plan distribution, net of tax	(0.03)	0.00	(0.04)	(0.07)
Exercise of employee stock options[2]	—	(0.06)	—	(0.06)
Forfeiture (issuance) of restricted stock[2]	(0.18)	(0.14)	(0.19)	(0.15)
Share based compensation expense	0.03	0.02	0.08	0.05
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.01)	—	(0.01)	—
Other[3]	(0.01)	—	(0.01)	—
Increase in net asset value	0.18	0.14	0.64	0.54
Net asset value
Beginning of period	18.26	17.74	17.80	17.34
End of period	$18.44	$17.88	$18.44	$17.88

Ratios and Supplemental Data
Ratio of operating expenses, excluding interest expense, to average net assets[4]	1.17%	1.25%	3.57%	3.49%
Ratio of net investment income to average net assets[4]	1.58%	1.04%	4.14%	1.67%
Portfolio turnover	10.64%	4.14%	24.31%	12.84%
Total investment return[4,5]	(1.87)%	11.02%	2.06%	19.03%
Total return based on change in NAV[4,6]	2.41%	0.96%	7.58%	4.27%

Weighted-average common shares outstanding	16,105	15,869	16,042	15,775
Weighted-average fully diluted shares outstanding	16,176	15,931	16,109	15,832
Common shares outstanding at end of period	16,187	15,965	16,187	15,965

[1]	Based on weighted average of common shares outstanding for the period.
[2]	Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.
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

15.SIGNIFICANT SUBSIDIARIES

Media Recovery, Inc.

Media Recovery, Inc., dba SpotSee Holdings, through its subsidiary, ShockWatch, provides solutions that currently enable over 3,000 customers and some 200 partners in 62 countries to detect mishandling that causes product damage and spoilage during transport and storage. The ShockWatch product portfolio includes impact, tilt, temperature, vibration, and humidity detection systems and is widely used in the energy, transportation, aerospace, defense, food, pharmaceutical, medical device, consumer goods and manufacturing sectors.

At December 31, 2017, the value of Media Recovery, Inc. represented 10.0% of our total assets. Below is certain selected key financial data from its Balance Sheet at December 31, 2017 and March 31, 2017 and Income Statement for the three and nine months ended December 31, 2017 and 2016 (amounts in thousands).

	December 31, 2017	March 31, 2017
Current Assets	$8,251	$9,935
Non-Current Assets	24,737	23,173
Current Liabilities	2,755	2,083
Non-Current Liabilities	2,690	2,396

	Three months ended		Nine months ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Revenue	$4,818	$4,821	$16,060	$14,646
Income (loss) from continuing operations	173	349	1,092	664
Net income	173	349	1,092	664

TitanLiner, Inc.

TitanLiner, Inc. engages in the manufacture, installation and rental of spill containment systems for oilfield applications.

At December 31, 2017, the value of TitanLiner, Inc. represented 3.9% of our total assets. Below is certain selected key financial data from its Balance Sheet at December 31, 2017 and March 31, 2017 and Income Statement for the three and nine months ended December 31, 2017 and 2016 (amounts in thousands).

	December 31, 2017	March 31, 2017
Current Assets	$7,766	$5,712
Non-Current Assets	3,266	2,276
Current Liabilities	2,561	1,709
Non-Current Liabilities	1,365	1,638

	Three months ended		Nine months ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Revenue	$3,915	$2,224	$12,152	$6,342
Income (loss) from continuing operations	466	(572)	2,000	(687)
Net income	466	(572)	2,000	(687)

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street to form I-45 SLF. I-45 SLF began investing in syndicated senior secured loans in the upper middle market during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street. Approximately $81.0 million was funded as of December 31, 2017, relating to these commitments, of which $64.8 million was from CSWC. As of December 31, 2017, CSWC has unfunded equity commitments outstanding of $3.2 million. CSWC owns 80.0% of I-45 SLF and has a profits interest of 75.6%, while Main Street owns 20.0% and has a profits interest of 24.4%.  I-45 SLF's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street.

As of December 31, 2017, I-45 SLF had total assets of $238.9 million. I-45 SLF currently has approximately $218.0 million of credit investments at fair value as of December 31, 2017. The portfolio companies in I-45 SLF are in industries similar to those in which CSWC may invest directly. As of December 31, 2017, approximately $17.5 million of the credit investments were unsettled trades. During the three months ended December 31,  2017, I-45 SLF declared a total dividend of $3.0 million of which $2.3 million was paid to CSWC in January 2018.

Additionally, I-45 SLF closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. This facility includes an accordion feature which will allow I-45 SLF to achieve leverage of approximately 2x debt-to-equity. Borrowings under the facility are secured by all of the assets of I-45 SLF and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. Under the I-45 credit facility, $134.0  million has been drawn as of December 31,  2017.

Below is a summary of I-45 SLF’s portfolio, followed by a listing of the individual loans in I-45 SLF’s portfolio as of December 31, 2017 and March 31, 2017:

I-45 SLF LLC Loan Portfolio as of December 31,  2017

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
				L+6.75%
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	(Floor 1.00%)	$7,603,750	$7,441,613	$7,641,769
				L+6.50%
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	(Floor 1.00%)	2,812,500	2,781,612	2,798,438
				L+6.50%
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	(Floor 1.00%)	5,485,261	5,108,293	5,413,267
				L+9.50%
		Second Lien	6/6/2022	(Floor 1.00%)	1,708,571	1,650,052	1,613,182
				L+6.50%
Ansira Holdings, Inc.[3]	Business services	First Lien	12/20/2022	(Floor 1.00%)	3,888,000	3,855,603	3,878,280
				L+6.50%
		Delayed Draw	12/20/2022	(Floor 1.00%)	316,110	311,351	315,320
				L+7.25%
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	(Floor 1.00%)	3,682,227	3,624,229	3,673,022
				L+6.00%
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	(Floor 1.00%)	4,824,561	4,786,607	4,794,408
				L+5.00%
Beaver-Visitec International Holdings, Inc.	Healthcare products	First Lien	8/21/2023	(Floor 1.00%)	4,937,500	4,897,225	4,937,500
				L+6.00%
California Pizza Kitchen, Inc.	Food, agriculture & beverage	First Lien	8/23/2022	(Floor 1.00%)	6,917,450	6,879,147	6,796,395
				L+5.00%
Chloe Ox Parent, LLC (Censeo Health)	Healthcare services	First Lien	12/31/2024	(Floor 1.00%)	5,200,000	5,148,000	5,219,500
				L+6.00%
CMN.com, LLC	Consumer services	First Lien	11/3/2021	(Floor 1.00%)	8,798,563	8,694,430	8,798,563
				L+6.50%
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	(Floor 1.00%)	4,302,967	4,289,523	4,313,725
				L+6.50%
Go Wireless Holdings, Inc.	Retail	First Lien	12/31/2024	(Floor 1.00%)	7,000,000	6,930,000	6,947,500
				L+4.25%
Highline Aftermarket Acquisition, LLC	Automobile	First Lien	3/17/2024	(Floor 1.00%)	2,864,095	2,851,301	2,885,576
				L+6.00%
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	8/5/2019	(Floor 1.00%)	3,921,052	3,904,466	3,876,941
				L+6.00%
iEnergizer Limited	Business services	First Lien	5/1/2019	(Floor 1.25%)	5,504,917	5,318,047	5,491,155

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
				L+8.75%
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	(Floor 1.00%)	3,000,000	2,958,702	2,895,000
				L+5.00%
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	(Floor 1.00%)	2,977,500	2,951,229	2,962,613
				L+5.75%
Integro Parent Inc.	Business services	First Lien	10/31/2022	(Floor 1.00%)	4,901,424	4,774,438	4,889,170
				L+5.00%
iPayment Holdings, Inc.	Financial services	First Lien	4/11/2023	(Floor 1.00%)	4,987,500	4,987,500	5,037,375
				L+6.00%
KeyPoint Government Solutions, Inc.	Business services	First Lien	4/18/2024	(Floor 1.00%)	4,812,500	4,769,248	4,812,500
				L+5.75%
LOGIX Holdings Company, LLC	Telecommunications	First Lien	8/9/2024	(Floor 1.00%)	4,540,541	4,495,135	4,591,622
				L+6.00%
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	(Floor 1.00%)	6,912,500	6,850,653	6,948,514
				L+7.00%
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/23/2022	(Floor 1.00%)	4,460,227	4,332,806	4,332,807
				L+5.50%
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	(Floor 1.00%)	2,981,250	2,927,381	3,014,789
				L+6.25%
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	(Floor 1.00%)	7,844,821	7,824,511	7,911,031
				L+5.25%
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	(Floor 1.00%)	4,972,506	4,949,966	5,034,687
				L+5.50%
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	(Floor 1.00%)	4,937,500	4,900,305	4,925,156
				L+5.25%
Polycom, Inc.	Telecommunications	First Lien	9/27/2023	(Floor 1.00%)	5,511,917	5,511,917	5,568,745
				L+5.25%
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	(Floor 1.25%)	4,211,419	4,209,132	4,228,075
				L+9.00%
		Second Lien	7/1/2020	(Floor 1.25%)	405,000	397,886	406,012
				L+5.50%
PT Network, LLC[4]	Healthcare products	First Lien	11/30/2021	(Floor 1.00%)	4,436,251	4,436,251	4,436,251
Redwood Ahead Acquisition, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	3,686,992	3,623,891	3,710,036
				L+6.50%
Solaray, LLC[5]	Consumer services	First Lien	9/8/2023	(Floor 1.00%)	6,324,176	6,268,767	6,324,176
				L+6.50%
		Delayed Draw	9/8/2023	(Floor 1.00%)	1,048,626	1,040,009	1,048,626
				L+8.50%
Teleguam Holdings , LLC	Telecommunications	Second Lien	4/12/2024	(Floor 1.00%)	2,000,000	1,962,400	2,015,000
				L+6.25%
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	(Floor 1.00%)	7,825,000	7,761,912	7,864,125

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
				L+5.50%
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	(Floor 1.00%)	4,965,150	4,921,616	4,965,149
				L+5.00%
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	(Floor 1.00%)	4,960,013	4,919,034	4,922,812
				L+6.75%
TGP Holdings III LLC[6]	Durable consumer goods	First Lien	9/25/2024	(Floor 1.00%)	1,453,983	1,439,913	1,471,249
				L+8.50%
		Second Lien	9/25/2025	(Floor 1.00%)	2,500,000	2,463,646	2,537,500
				L+6.75%
		Delayed Draw	9/25/2024	(Floor 1.00%)	—	(5,249)	—
				L+6.00%
Turning Point Brands, Inc.	Consumer products & retail	First Lien	5/17/2022	(Floor 1.00%)	4,962,500	4,919,088	5,061,750
				L+6.00%
Tweddle Group	Media, marketing & entertainment	First Lien	10/24/2022	(Floor 1.00%)	2,411,538	2,372,469	2,375,365
				L+8.50%
UniTek Global Services, Inc.	Telecommunications	First Lien	1/13/2019	(Floor 1.00%)	4,584,809	4,584,809	4,584,809
				L+6.00%
US Joiner Holding Company (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	(Floor 1.00%)	4,470,745	4,432,454	4,448,391
				L+5.00%
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	(Floor 1.00%)	7,663,246	7,565,367	7,351,926
				L+6.00%
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	(Floor 1.00%)	4,812,500	4,791,732	4,860,649
				L+6.00%
Wirepath	Durable consumer goods	First Lien	8/5/2024	(Floor 1.00%)	2,992,500	2,978,349	3,033,647

Total Investments						$215,788,766	$217,964,098

[1]

Represents the interest rate as of December 31, 2017. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime in effect at December 31,  2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

[2]

Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of the Joint Venture. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

[3]	The investment has approximately $0.3 million in an unfunded delayed draw commitment as of December 31, 2017.
[4]	The investment has approximately $2.1 million in an unfunded delayed draw commitment as of December 31, 2017.
[5]	The investment has approximately $1.6 million in an unfunded delayed draw commitment as of December 31, 2017.
[6]	The investment has approximately $0.5 million in an unfunded delayed draw commitment as of December 31, 2017.

I-45 SLF LLC Loan Portfolio as of March 31, 2017

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Ahead, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	$4,687,500	$4,585,980	4,640,625
American Scaffold Holdings	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,925,000	2,887,177	2,910,375
American Teleconferencing	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	5,711,302	5,243,687	5,700,451
		Second Lien	6/6/2022	L+9.50% (Floor 1.00%)	1,708,571	1,643,620	1,674,400
Ansira Partners	Business services	First Lien	12/31/2022	L+6.50% (Floor 1.00%)	3,921,777	3,884,092	3,893,523
Array Technologies	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	4,325,000	4,542,126	4,613,437
ATX Networks Corp.	Technology products & components	First Lien	6/12/2021	L+6.00% (Floor 1.00%)	4,924,812	4,877,593	4,875,564
Beaver-Visitec International	Healthcare products	First Lien	8/21/2023	L+5.00% (Floor 1.00%)	4,975,000	4,928,997	4,975,000
California Pizza Kitchen	Food, agriculture & beverage	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,969,987	6,925,133	6,971,381
CMN.com (Higher Education)	Consumer services	First Lien	10/15/2021	L+6.00% (Floor 1.00%)	6,912,500	6,785,531	6,785,531
Contextmedia	Media, marketing & entertainment	First Lien	12/31/2021	L+6.50% (Floor 1.00%)	1,975,000	1,787,489	1,975,000
Digital River	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	7,015,452	6,988,236	7,050,529
Digital Room	Paper & forest products	Second Lien	5/28/2023	L+10.00% (Floor 1.00%)	4,000,000	3,924,128	3,924,128
Highline Aftermarket	Automobile	First Lien	3/17/2024	L+4.25% (Floor 1.00%)	3,000,000	2,985,000	3,033,900
Hunter Defense Technologies	Aerospace & defense	First Lien	8/5/2019	L+6.00% (Floor 1.00%)	2,703,947	2,697,208	2,514,671
ICSH, Inc.	Containers & packaging	First Lien	12/31/2018	L+5.75% (Floor 1.00%)	6,698,007	6,670,865	6,685,051
iEnergizer	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	6,567,046	6,217,720	6,542,748
IG Investments Holdings	Business services	First Lien	10/31/2021	L+5.00% (Floor 1.00%)	2,480,470	2,469,439	2,507,856
Imagine! Print Solutions	Media, marketing & entertainment	First Lien	3/30/2022	L+6.00% (Floor 1.00%)	3,565,489	3,526,760	3,610,057
InfoGroup Inc.	Software & IT services	First Lien	5/28/2018	L+5.50% (Floor 1.50%)	5,913,550	5,813,451	5,907,637
		First Lien	4/3/2023	L+5.00% (Floor 1.50%)	3,000,000	2,970,000	2,970,000

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
Integro Parent Inc.	Business services	First Lien	11/2/2022	L+5.75% (Floor 1.00%)	4,938,924	4,790,756	4,963,618
iPayment, Inc.	Financial services	First Lien	5/8/2017	L+5.25% (Floor 1.50%)	6,964,029	6,947,920	6,929,209
LTI Holdings, Inc.	Industrial products	First Lien	4/17/2022	L+4.25% (Floor 1.00%)	1,974,874	1,780,886	1,974,874
Mood Media Corporation	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.00%)	4,503,289	4,427,043	4,483,024
MWI Holdings	Industrial products	First Lien	6/29/2020	L+5.50% (Floor 1.00%)	4,962,500	4,921,442	5,006,170
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	6/4/2020	L+6.25% (Floor 1.00%)	6,901,894	6,886,200	6,867,385
Northstar Travel	Media, marketing & entertainment	First Lien	6/7/2022	L+6.25% (Floor 1.00%)	4,090,625	4,036,655	4,070,172
PetValu	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,975,000	4,931,261	4,987,438
Pike Corp.	Utilities	Second Lien	8/30/2024	L+8.00% (Floor 1.00%)	1,000,000	990,000	1,017,500
Polycom	Telecommunications	First Lien	9/27/2023	L+6.50% (Floor 1.00%)	6,445,833	6,445,833	6,547,678
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	4,474,279	4,470,626	4,507,836
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	395,663	407,349
PT Network	Healthcare products	First Lien	11/30/2021	L+6.50% (Floor 1.00%)	3,930,277	3,883,735	3,883,735
Redbox Automated Retail	Gaming & leisure	First Lien	9/27/2021	L+7.50% (Floor 1.00%)	6,125,000	5,958,692	6,132,963
Safe Guard	Automobile	First Lien	3/31/2024	L+5.00% (Floor 1.00%)	3,250,000	3,152,500	3,225,625
Sigma Electric	Industrial products	First Lien	8/31/2021	L+7.50% (Floor 1.00%)	5,000,000	4,886,637	4,886,637
SRP Companies	Consumer services	First Lien	9/8/2023	L+6.50% (Floor 1.00%)	5,152,273	5,106,492	5,132,212
TaxACT	Financial services	First Lien	12/31/2022	L+6.00% (Floor 1.00%)	1,269,915	1,238,463	1,269,915
Terra Millennium	Industrial products	First Lien	11/23/2022	L+6.25% (Floor 1.00%)	6,956,250	6,889,423	6,956,250
Time Manufacturing	Capital Equipment	First Lien	2/10/2022	L+5.00% (Floor 1.00%)	3,000,000	2,985,343	2,985,343
Turning Point Brands	Retail	First Lien	12/31/2021	L+6.00% (Floor 1.00%)	5,000,000	4,950,846	4,950,846
Tweddle Group	Media, marketing & entertainment	First Lien	10/24/2022	L+6.00% (Floor 1.00%)	2,506,731	2,459,763	2,525,531

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
US Joiner (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	4,791,601	4,737,062	4,767,643
VIP Cinema	Hotel, gaming & leisure	First Lien	3/31/2023	L+6.00% (Floor 1.00%)	5,000,000	4,975,275	5,059,500
Water Pik, Inc.	Consumer products & retail	First Lien	7/8/2020	L+4.75% (Floor 1.00%)	1,137,090	1,135,097	1,139,478
		Second Lien	1/8/2021	L+8.75% (Floor 1.00%)	1,789,474	1,756,683	1,802,895

Total Investments						$197,494,528	$200,242,690

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

Below is certain summarized financial information for I-45 SLF LLC as of December 31, 2017 and for the three and nine months ended December 31, 2017 (amounts in thousands):

	December 31, 2017	March 31, 2017
Selected Balance Sheet Information:
Investments, at fair value (cost $215,789 and $197,494)	$217,964	$200,243
Cash and cash equivalents	14,816	12,093
Due from broker	3,025	1,732
Deferred financing costs and other assets	2,235	1,659
Interest receivable	814	474
Total assets	$238,854	$216,201

Senior credit facility payable	$134,000	$122,000
Payable for unsettled transactions	17,549	11,795
Other liabilities	3,201	2,988
Total liabilities	$154,750	$136,783
Members’ equity	84,104	79,418
Total liabilities and net assets	$238,854	$216,201

	Three Months Ended		Nine Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Selected Statement of Operations Information:
Total revenues	$4,305	$3,706	$12,605	$8,639
Total expenses	(1,643)	(1,276)	(4,838)	(2,996)
Net investment income	2,662	2,430	7,767	5,643
Net unrealized appreciation	(512)	115	(573)	2,512
Net realized gains	532	845	1,471	1,205
Net increase in members’ equity resulting from operations	$2,682	$3,390	$8,665	$9,360

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)

Nine Months Ended December 31, 2017

(amounts in thousands)

		Amount of
		Interest
		or Dividends	Fair Value	Amount of	Amount of	Gross	Fair Value at
		Credited in	at March 31,	Realized	Unrealized	Additions	December 31,
Portfolio Company	Type of Investment (1)	Income (2)	2017	Gain/(Loss)	Gain/(Loss)	(3)	2017
Control Investments
I-45 SLF LLC	80% LLC equity interest	$6,788	$63,395	$—	$(238)	$4,000	$67,157

Media Recovery, Inc.	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock	341	5,590	—	341	—	5,931
	4,000,002 shares common stock	1,968	32,249	—	1,963	—	34,212

TitanLiner, Inc.	1,189,609 shares Series B convertible preferred stock (6% PIK)	124	2,777	—	4,965	124	7,866
	339,277 shares Series A convertible preferred stock	—	—	—	7,964	—	7,964
Total Control Investments		$9,221	$104,011	$—	$14,995	$4,124	$123,130
Affiliate Investments
Chandler Signs, LLC	Senior subordinated debt (12.00% cash)	423	4,478	—	(100)	9	4,387
	1,500,000 units of Class A-1 common stock	—	2,661	—	(727)	—	1,934
Total Affiliate Investments		$423	$7,139	$—	$(827)	$9	$6,321
Total Control & Affiliate Investments		$9,644	$111,150	$—	$14,168	$4,133	$129,451

(1)	The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories, respectively.
(3)

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest, and accretion of OID. Gross additions also include movement of an existing portfolio company into this category and out of a different category.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the SEC on June 1, 2017, (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “believe,” “seek,” “estimate,” “expect,” “intend,” “potential,” “target,” “plan,” “will,” “would,” “may,” “could,” “continue” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the year ended March 31, 2017 and in this Form 10-Q.  The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made.  You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the year ended March 31, 2017.  We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

We are an internally managed investment company that specializes in providing customized debt and equity financing to lower middle market, or LMM, companies and debt capital to upper middle market, or UMM, companies in a broad range of investment segments located primarily in the United States. Our principal investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments. Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior debt securities, secured by security interests in portfolio company assets, and in secured and unsecured subordinated debt securities. We also invest in equity interests in our portfolio companies alongside our debt securities.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2017 and March 31, 2017, our investment portfolio at fair value represented approximately 91.1%  and 88.1%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors has the final responsibility for reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with the Investment Company Act of 1940, as amended, requirements. We believe our investment portfolio as of December 31, 2017 and March 31, 2017 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2017, we did not have any investments on non-accrual status.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under U.S. GAAP for one year. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption was permitted for annual reporting periods beginning after December 15, 2016. CSWC completed its initial assessment in evaluating the potential impact on its consolidated financial statements and based on its initial assessment determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the Company's management does not expect the adoption of ASU 2014-09 to have a significant impact to pretax income or on its consolidated financial statement disclosures upon adoption. The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its initial assessment continues to remain accurate.

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

The total value of our investment portfolio was $367.1 million as of December 31, 2017, as compared to $286.9 million as of March 31, 2017. As of December 31, 2017, we had investments in 29 portfolio companies with an aggregate cost of $320.1 million. As of March 31, 2017, we had investments in 28 portfolio companies with an aggregate cost of $250.5 million.

As of December 31, 2017 and March 31, 2017, approximately $207.6 million, or 91.7%, and $155.0 million, or 92.6%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, all of which were subject to contractual minimum interest rates. As of December 31, 2017 and March 31, 2017, approximately $18.9 million, or 8.3%, and $12.4 million, or 7.4%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of December 31, 2017 and March 31, 2017 (excluding our investment in I-45 SLF LLC, or I-45 SLF):

	As of December 31, 2017
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	17	11
Fair value	$229,889	$70,074
Cost	$185,821	$69,449
% of portfolio at cost - debt	83.6%	100.0%
% of portfolio at cost - equity	16.4%	-
% of debt investments at cost secured by first lien	73.4%	59.7%
Weighted average annual effective yield (b)(c)	11.5%	10.2%
Weighted average EBITDA (c)	$8,900	$88,100
Weighted average leverage through CSWC security (c)(d)	3.4x	4.3x

(a)	At December 31, 2017, we had equity ownership in approximately 70.6% of our LMM investments.
(b)

The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2017, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of December 31, 2017, there were no investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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

	As of March 31, 2017
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	10	17
Fair value	$126,305	$97,180
Cost	$93,822	$95,918
% of portfolio at cost - debt	74.8%	100.0%
% of portfolio at cost - equity	25.2%	-
% of debt investments at cost secured by first lien	61.5%	51.2%
Weighted average annual effective yield (b)(c)	11.4%	9.6%
Weighted average EBITDA (c)	$7,400	$101,300
Weighted average leverage through CSWC security (c)(d)	3.1x	4.0x

(a)	At March 31, 2017, we had equity ownership in approximately 70.0% of our LMM investments.
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

As of December 31, 2017 and March 31, 2017, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Fair Value	Total Portfolio	Cost	Total Portfolio
	(dollars in millions)
December 31, 2017:
First lien loans[1]	$179.2	48.8%	$177.9	55.6%
Second lien loans	28.4	7.7	28.0	8.7
Subordinated debt	18.8	5.1	18.9	5.9
Preferred equity	26.8	7.3	15.4	4.8
Common equity & warrants	46.7	12.8	15.1	4.7
I-45 SLF LLC[2]	67.2	18.3	64.8	20.3
	$367.1	100.0%	$320.1	100.0%

March 31, 2017[3]:
First lien loans	$107.8	37.6%	$106.8	42.6%
Second lien loans	47.2	16.5	46.9	18.7
Subordinated debt	12.5	4.3	12.4	4.9
Preferred equity	18.3	6.4	14.8	5.9
Common equity & warrants	37.7	13.1	8.8	3.6
I-45 SLF LLC[2]	63.4	22.1	60.8	24.3
	$286.9	100.0%	$250.5	100.0%

[1]

Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of December 31, 2017 and March 31, 2017, the fair value of the first lien last out loans are $26.9 million and $21.8 million, respectively.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of December 31, 2017 and March 31, 2017:

	As of December 31, 2017
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$8,194	3.6%
2	207,798	91.8
3	10,450	4.6
4	-	-
Total	$226,442	100.0%

	As of March 31, 2017
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$12,173	7.3%
2	155,276	92.7
3	-	-
4	-	-
Total	$167,449	100.0%

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

As of December 31, 2017 and March 31, 2017, we did not have any investments on non-accrual status.

Investment Activity

During the nine months ended December 31, 2017, we made new debt investments in 12 portfolio companies totaling $127.4 million, follow-on debt investments in two portfolio companies totaling $6.2 million, and equity investments in one existing and five new portfolio companies totaling $6.6 million. We also funded $4.0 million on our existing equity commitment to I-45 SLF. We received contractual principal repayments totaling approximately $9.3 million and full prepayments of approximately $67.6 million from 12 portfolio companies.

During the nine months ended December 31, 2016,  we made new debt investments in 11 portfolio companies totaling $75.4 million and follow-on debt investments in three portfolio companies totaling $6.6 million. We also funded $20.0 million on our existing equity commitment to I-45 SLF. We received contractual principal repayments totaling approximately $2.9 million and full prepayments of approximately $17.9 million from 16 portfolio companies. We received proceeds related to the sales of certain debt and equity securities totaling $6.4 million and recognized net realized gains on such sales totaling $3.2 million.

Total portfolio investment activity for the nine months ended December 31, 2017 and 2016 was as follows (dollars in thousands):

				Preferred &
	First Lien	Second Lien	Subordinated	Common	I-45 SLF,
Nine months ended December 31, 2017	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$107,817	$47,176	$12,453	$56,039	$63,395	$286,880
New investments	109,442	9,765	14,405	6,630	4,000	144,242
Proceeds from sales of investments	-	-	-	(104)	-	(104)
Principal repayments received	(39,587)	(29,179)	(8,100)	-	-	(76,866)
PIK interest earned	-	-	-	215	-	215
Accretion of loan discounts	478	75	39	-	-	592
Realized gain	796	437	114	104		1,451
Unrealized gain (loss)	269	87	(46)	10,638	(238)	10,710
Fair value, end of period	$179,215	$28,361	$18,865	$73,522	$67,157	$367,120
Weighted average yield on debt investments at end of period						10.95%
Weighted average yield on total investments at end of period						10.55%

				Preferred &
	First Lien	Second Lien	Subordinated	Common	I-45 SLF,
Nine months ended December 31, 2016	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$39,491	$38,227	$15,114	$49,267	$36,337	$178,436
New investments	64,918	17,131	-	-	20,000	102,049
Proceeds from sales of investments	-	(1,955)	-	(4,441)	-	(6,396)
Principal repayments received	(15,445)	(5,307)	(59)	-	-	(20,811)
Accretion of loan discounts	203	68	26	-	-	297
Conversion of security from debt to equity	-	-	(2,715)	2,715	-	-
Realized gain	515	193	28	3,180	-	3,916
Unrealized gain (loss)	843	190	(1)	6,239	2,369	9,640
Fair value, end of period	$90,525	$48,547	$12,393	$56,960	$58,706	$267,131
Weighted average yield on debt investments at end of period						10.32%
Weighted average yield on total investments at end of period						10.79%

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

Comparison of three months ended December 31, 2017 and December 31, 2016

	Three Months Ended
	December 31,		Net Change
	2017	2016	Amount	%
	(in thousands)
Total investment income	$9,019	$6,865	$2,154	31.4%
Total operating expenses	(4,718)	(3,456)	(1,262)	36.5%
Income before taxes	4,301	3,409	892	26.2%
Income tax (benefit) expense	(362)	536	(898)	(167.5)%
Net investment income	4,663	2,873	1,790	62.3%
Net realized gain on investments before income tax	617	72	545	756.9%
Net change in unrealized appreciation on investments, net of tax	4,963	4,940	23	0.5%
Net increase in net assets from operations	$10,243	$7,885	$2,358	29.9%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended December 31, 2017,  Capital Southwest reported investment income of $9.0 million, a $2.2 million, or 31.4%, increase as compared to the three months ended December 31, 2016. The increase was primarily due to a $2.0 million, or 55.3%, increase in interest income generated from our debt investments due to a 49.9% increase in the cost basis of debt investments held from $151.0 million to $226.4 million year over year in addition to an increase in the weighted average yield on debt investments from 10.32% to 10.95% year over year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended December 31, 2017, our total interest expense was $1.3 million, an increase of $1.0 million as compared to the total interest expense of $0.3 million for the three months ended December 31, 2016. The increase was primarily attributable to an increase of $43.6 million in average borrowings on our Credit Facility during the three months ended December 31, 2017, as well as the addition of the December 2022 Notes.

Salaries, General and Administrative Expenses

For the three months ended December 31, 2017, our total employee compensation expense (including both cash and share-based compensation) was $2.5 million, an increase of $0.5 million, or 26.7%, as compared to the total employee compensation expense of $2.0 million for the three months ended December 31, 2016. The increase was primarily due to an increase in headcount. For the three months ended December 31, 2017, our total general and administrative expense was $0.9 million, a decrease of $0.2 million, or 18.4%, as compared to the total general and administrative expense of $1.1 million for the three months ended December 31, 2016. The decrease was primarily due to a decrease in legal fees.

Net Investment Income

For the three months ended December 31, 2017, income before taxes increased by $0.9 million, or 26.2%. As a result of the $2.2 million increase in total investment income and a $0.9 million decrease in income tax expense primarily due to the Tax Reform, offset by a $1.3 million increase in operating expenses, net investment income increased from the prior year period by $1.8 million to $4.7 million.

Increase in Net Assets from Operations

During the three months ended December 31, 2017, we recognized realized gains totaling $0.6 million, which consisted of gains on the partial repayments of three non-control/non-affiliate investments and full repayments of four non-control/non-affiliate investments.

In addition, during the three months ended December 31, 2017, we recorded a net change in unrealized appreciation of investments totaling $5.0 million, consisting of net unrealized appreciation on our current portfolio of $5.4 million, the reversal of $0.3 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.1 million. Net unrealized appreciation on our current portfolio included unrealized gains on TitanLiner, Inc. of $4.5 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the three months ended December 31, 2016, we recognized realized gains totaling $0.1 million, which consisted of net gains on the partial repayments of 11 non-control/non-affiliate investments, full repayment on one non-control/non-affiliate investment, the sale of one equity investment, and the conversion of one investment from debt to equity. In addition, during the three months ended December 31, 2016, we recorded a net change in unrealized appreciation of investments totaling $5.0 million, consisting of net unrealized appreciation on our current portfolio of $5.6 million and the reversal of $0.6 million of net unrealized appreciation recognized in prior periods due to realized gains noted above. Net unrealized appreciation on our current portfolio included unrealized gains on Media Recovery, Inc. of $2.7 million, Hygea Holdings of $1.6 million and Deepwater Corrosion Services of $1.0 million.

Comparison of nine months ended December 31, 2017 and December 31,  2016

	Nine Months Ended
	December 31,		Net Change
	2017	2016	Amount	%
	(in thousands)
Total investment income	$25,252	$15,748	$9,504	60.4%
Total operating expenses	(13,300)	(9,644)	(3,656)	37.9%
Income before taxes	11,952	6,104	5,848	95.8%
Income tax (benefit) expense	(84)	1,495	(1,579)	(105.6)%
Net investment income	12,036	4,609	7,427	161.1%
Net realized gain on investments before income tax	1,451	3,798	(2,347)	(61.8)%
Net change in unrealized appreciation on investments, net of tax	10,843	9,093	1,750	19.2%
Net increase in net assets from operations	$24,330	$17,500	$6,830	39.0%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the nine months ended December 31, 2017, Capital Southwest reported investment income of $25.3 million, a $9.5 million, or 60.4%, increase as compared to the nine months ended December 31, 2016. The increase was primarily due to a $6.9 million, or 82.4%, increase in interest income generated from our debt investments due to a 49.9% increase in the cost basis of debt investments held from $151.0 million to $226.4 million year over year in addition to an increase in the weighted average yield on debt investments from 10.32% to 10.95% year over year. Additionally, there was an increase of $2.5 million in dividend income due to dividends received from I-45 SLF LLC and Media Recovery, Inc.

Operating Expenses

Interest and Fees on Borrowings

For the nine months ended December 31, 2017, our total interest expense was $2.9 million,  an increase of $2.5 million as compared to the total interest expense of $0.4 million for the nine months ended December 31, 2016. The increase was primarily attributable to an increase in interest expense incurred on the Credit Facility due to an increase in average borrowings outstanding of $29.5 million.

Salaries, General and Administrative Expenses

For the nine months ended December 31, 2017, our total employee compensation expense (including both cash and share-based compensation) was $6.9 million, an increase of $1.0 million, or 17.5%, as compared to the total employee compensation expense of $5.9 million for the nine months ended December 31, 2016. The increase was primarily due to a $0.4 million increase in share-based compensation due to additional restricted stock grants, as well as a $0.6 million increase in cash compensation due to an increase in headcount. For the nine months ended December 31, 2017, our total general and administrative expense was $3.5 million, an increase of $0.2 million, or 4.6%, as compared to total general and administrative expense of $3.3 million for the nine months ended December 31, 2016. The increase was primarily due to individually immaterial items including valuation services, software fees and insurance expense offset by a decrease in legal expenses.

Net Investment Income

For the nine months ended December 31, 2017, income before taxes increased by $5.8 million, or 95.8%. As a result of the $9.5 million increase in total investment income and a decrease in income tax expense of $1.6 million primarily due to the Tax Reform, offset by a $3.7 million increase in operating expenses, net investment income increased from the prior year period by $7.4 million to $12.0 million.

Increase in Net Assets from Operations

During the nine months ended December 31, 2017, we recognized realized gains totaling $1.5 million, which consisted of gains on the partial repayments of five non-control/non-affiliate investments, full repayment on 12 non-control/non-affiliate investments, and the sale of one non-control/non-affiliate equity investment.

In addition, during the nine months ended December 31, 2017, we recorded a net change in unrealized appreciation of investments totaling $10.8 million, consisting of net unrealized appreciation on our current portfolio of $11.2 million, the reversal of $0.6 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.2 million. Net unrealized appreciation on our current portfolio included unrealized gains on TitanLiner, Inc. of $12.9 million, Media Recovery, Inc. of $2.3 million and Vistar Media of $1.6 million, partially offset by unrealized losses on Deepwater Corrosion Services of $5.3 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the nine months ended December 31, 2016, we recognized realized gains totaling $3.8 million, which consisted of net gains on the partial repayments of 12 non-control/non-affiliate investments, full repayment of two non-control/non-affiliate investment, the sale of certain equity securities, the conversion of one investment from debt to equity and the write down of one escrow receivable. In addition, during the nine months ended December 31, 2016, we recorded a net change in unrealized appreciation of investments totaling $9.1 million, consisting of net unrealized appreciation on our current portfolio of $13.6 million, the reversal of $4.0 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.5 million. Net unrealized appreciation on our current portfolio included unrealized gains on Media Recovery, Inc. of $6.1 million and Deepwater Corrosion Services of $5.3 million, partially offset by unrealized losses on TitanLiner, Inc. of $3.4 million.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months.

Cash Flows

For the nine months ended December 31, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $1.9 million. During that period, our operating activities used $51.5 million in cash, consisting primarily of new portfolio investments of $144.2 million, partially offset by $75.5 million of repayments received from debt investments in portfolio companies. In addition, our financing activities increased cash by $49.6 million, consisting primarily of proceeds from the issuance of the December 2022 Notes of $55.8 million and net borrowings under the Credit Facility of $10.0 million, partially offset by cash dividends paid in the amount of $14.4 million. At December 31, 2017, the Company had cash and cash equivalents of approximately $20.5 million.

For the nine months ended December 31, 2016, we experienced a net decrease in cash and cash equivalents in the amount of $63.3 million. During that period, our operating activities used $72.3 million in cash, consisting primarily of new portfolio investments of $102.0 million, partially offset by $22.0 million of sales and repayments received from debt investments in portfolio companies and $4.4 million in proceeds from sales of equity investments in portfolio companies. In addition, our financing activities increased cash by $9.0 million, consisting primarily of proceeds from the Credit Facility of $15.0 million, partially offset by cash dividends paid in the amount of $3.3 million and debt issuance costs paid of $2.5 million. At December 31, 2017, the Company had cash and cash equivalents of approximately $32.7 million.

Financing Transactions

Credit Facility

In August 2016, CSWC entered into a senior secured credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities, which included total commitments of $100.0 million. The Credit Facility contains an accordion feature that allows CSWC to increase the total commitments under the facility up to $150.0 million from new and existing lenders on the same terms and conditions as the existing commitments. In August 2017, we increased our total commitments by $15 million through adding an additional lender using the accordion feature.

On November 16, 2017, CSWC entered into Amendment No. 1 (the “Amendment”) to its Credit Facility. Prior to the Amendment, borrowings under the Credit Facility accrued interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 3.25% with no LIBOR floor. CSWC paid unused commitment fees of 0.50% to 1.50% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Amendment (1) increased the total borrowing capacity under the Credit Facility to $180.0 million, with commitments from a diversified group of eight lenders, (2) increased the Credit Facility’s accordion feature that allows for an increase in total commitments of up to $250 million under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments, (3) reduced the interest rate on borrowings to LIBOR plus 3.00%, with a step-down to LIBOR plus 2.75% at the time the Company’s net worth exceeds $325 million, (4) reduced unused commitment fees to a range of 0.50% to 1.0% per annum based on utilization, and (5) extended the Credit Facility’s revolving period that ended on August 30, 2019 through November 16, 2020. Additionally, the final maturity of the Credit Facility was extended from August 30, 2020 to November 16, 2021.

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

The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions. If the Company defaults on its obligations under the Credit Facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. There are no changes to the covenants or the events of default in the Credit Facility as a result of the Amendment.

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100.0% of the equity interests in the Company’s wholly-owned subsidiaries. As of December 31, 2017, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At December 31,  2017, CSWC had $35.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $1.1 million and $2.7 million, respectively, for the three and nine months ended December 31, 2017.  For the three and nine months ended December 31, 2016, CSWC recognized interest expense of $0.3 million and $0.4 million, respectively. The weighted average interest rate on the Credit Facility was 4.75% and 4.67%, respectively, for the three and nine months ended December 31,  2017.  Average borrowings for the three and nine months ended December 31, 2017 were $58.6 million and $44.5 million, respectively. As of December 31,  2017, CSWC was in compliance with all financial covenants under the Credit Facility.

Notes

In December 2017, the Company issued $57.5 million, including the underwriters’ full exercise of their option to purchase additional principal amounts to cover over-allotments, in aggregate principal amount of 5.95% Notes due 2022 (the “December 2022 Notes”). The December 2022 Notes mature on December 15, 2022 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after December 15, 2019. The December 2022 Notes bear interest at a rate of 5.95% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2018. The December 2022 Notes are an unsecured obligation, rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of December 31, 2017, the carrying amount of the December 2022 Notes was $55.8 million. As of December 31, 2017, the fair value of the December 2022 Notes was $59.9 million. The fair value is based on the closing price of the security of The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $0.2 million for each of the three and nine months ended December 31, 2017.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of December 31, 2017, the Company was in compliance with all covenants of the December 2022 Notes.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents,

cash flows generated through our ongoing operating activities, utilization of available borrowings under our Credit Facility and future issuances of debt and equity on terms we believe are favorable to the Company and our shareholders. Our primary uses of funds will be investments in portfolio companies and operating expenses.

In order to satisfy the Internal Revenue Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Internal Revenue Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow.

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of December 31, 2017.

	Payments Due By Period
	(In thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$1,080	$245	$790	$45	$-
Credit Facility (1)	40,342	1,388	38,954	-	-
December 2022 Notes (2)	74,701	3,469	6,947	64,285	-
	$116,123	$5,102	$46,691	$64,330	$-

(1)	Amounts include interest payments calculated at an average rate 4.56% of outstanding credit facility borrowings, which were $35.0 million as of December 31, 2017.
(2)	Includes interest payments.

OFF-BALANCE SHEET ARRANGEMENTS

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31,  2017, we had a total of approximately $7.2 million in currently unfunded commitments, consisting of $3.2 million in equity capital commitments to I-45 SLF that had not been fully called, a $2.0 million revolver to Clickbooth.com, LLC, and a $2.0 million revolver to Zenfolio Inc. The Company believes its assets will provide adequate coverage to satisfy these commitments. As of December 31, 2017, the Company had cash and cash equivalents of $20.5 million and $145.0 million in available borrowings under the Credit Facility. At March 31, 2017, we had a total of approximately $7.2 million in outstanding commitments related to equity capital commitments to I-45 SLF that had not been fully called. At March 31, 2017, the commitment to I-45 SLF was our sole unfunded obligation.

RECENT DEVELOPMENTS

 On January 2, 2018, CSWC paid quarterly dividends declared on November 30, 2017 in the amount of $4.2 million, or $0.26 per share.

With the tax reform legislation enacted on December 22, 2017, there will be several impacts to the Company including the following: (1) the federal tax rate for deemed distributions for CSWC will be 21% effective January 1, 2018; (2) the federal tax rate for the Taxable Subsidiary will be 21% effective January 1, 2018; (3) the deferred tax asset held at CSMC was remeasured and will continue being measured at the federal tax rate of 21% (4) the valuation allowance on the deferred tax asset was released as of December 31, 2017 due to an increase in our projection of taxable income as further discussed in Note 6. Income Taxes in the Notes to the Consolidated Financial Statements; and (5) the federal tax rate for CSMC will be 21% effective January 1, 2018.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. However, the interest rates on our December 2022 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2017, we were not a party to any hedging arrangements.

As of December 31, 2017, approximately 91.7% of our debt investment portfolio (at fair value) bore interest at floating rates, all of which were subject to contractual minimum interest rates. A hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $2.4 million, or $0.15 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could decrease our net investment income by a maximum of $1.2 million, or $0.08 per share, on an annual basis. As of December 31, 2017, none of our idle fund investments bore interest at floating rates. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 3.00%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our Credit Facility and the December 2022 Notes that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio.

Item 4.Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of December 31, 2017.

During the three months ended December 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.Risk Factors

Other than as disclosed in this section, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 that we filed with the SEC on June 1, 2017, and as updated in our registration statement on Form N-2 (No. 333-220385) declared effective on November 1, 2017 and as supplemented. Risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our business, financial condition or results of operations. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

Previously proposed legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after any borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e. the amount of debt may not exceed 50.0% of the value of our assets). Legislation recently passed by the U.S. House of Representatives Financial Services Committee, if it becomes law, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200.0% to 150.0%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

Changes relating to LIBOR may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. As of December 31, 2017, approximately 91.7% of our debt investment portfolio (at fair value) bore interest rates indexed upon LIBOR. Additionally, our Credit Facility accrued interest at the applicable LIBOR rate plus 3.00%. The use of a new index could reduce our interest income or increase our interest expense and therefore have an adverse effect on our results of operations. Management continues to monitor the status and discussions regarding LIBOR.

New tax reform could have a negative effect on us, our investors or our portfolio companies.

Recently enacted tax reform legislation has made substantial changes to U.S. tax law, including new tax rates, immediate expensing of certain capital expenses and significant limitations on deductibility of interest. We expect this legislation will impact us, an investment in our shares and the companies we invest in, some of which may be adverse. The magnitude of the net impact remains uncertain at this time and is subject to any other regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information for the three months ended December 31, 2017.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
October 1 through October 31, 2017	-	$-	-	-
November 1 through November 30, 2017 (1)	5,040	16.97	-	-
December 1 through December 31, 2017	-		-	-
Total	5,040	$16.97	-	-

(1)	During the three months ended December 31, 2017, there was withholding of shares of common stock upon vesting of restricted stock to cover tax withholding obligations.

Item 6.Exhibits

Exhibit No.	Description
4.1

Indenture, dated October 23, 2017 between Capital Southwest Corporation and U.S. Bank National Association, Trustee (Incorporated herein by reference to Exhibit (d)(2) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on October 23, 2017 (Reg. No. 333-220385)).

4.2

First Supplemental Indenture, dated December 15, 2017, relating to the 5.95% Notes due 2022, between Capital Southwest Corporation and U.S. Bank National Association, Trustee (Incorporated herein by reference to Exhibit (d)(4) to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on December 15, 2017 (Reg. No. 333-220385)).

4.3	Form of 5.95% Notes due 2022 (Incorporated herein by reference to Exhibit 4.2 hereto).
10.1

Amendment No. 1 to the Senior Secured Revolving Credit Agreement dated as of November 16, 2017 among Capital Southwest Corporation, as Borrower, the Lenders party thereto, ING Capital LLC, as Administrative Agent, and Texas Capital Bank, N.A., as Documentation Agent (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on November 17, 2017 (File No. 814-00061)).

31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1*^	Certification of President and Chief Executive Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*Filed herewith.

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

CAPITAL SOUTHWEST CORPORATION

February 6, 2018	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

February 6, 2018	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer