Form 10-K
period 2018-03-31
CAPITAL SOUTHWEST CORP
filed 2018-06-05
CIK 17313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                              to

Commission File Number: 814-00061

CAPITAL SOUTHWEST CORPORATION

(Exact name of registrant as specified in its charter)

Texas	75-1072796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Lyndon B Johnson Freeway, Suite 1300, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (214) 238-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.25 par value per share	The Nasdaq Global Select Market
5.95% Notes due 2022	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2017 was $258,610,103 based on the last sale price of such stock as quoted by The Nasdaq Global Select Market on such date.

The number of shares of common stock, $0.25 par value per share, outstanding as of June 1, 2018 was 16,161,786.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s Annual Meeting of Shareholders to be held August 1, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations.  Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements involve risks and uncertainties and are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. We believe these factors include, but are not limited to, the following:

•	our future operating results;
•	market conditions and our ability to access debt and equity capital and our ability to manage our capital resources effectively;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	our business prospects and the prospects of our existing and prospective portfolio companies;
•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;
•	the adequacy of our cash resources and working capital;
•	our ability to recover unrealized losses;
•	our expected financings and investments;
•	our contractual arrangements and other relationships with third parties;
•	the impact of fluctuations in interest rates on our business;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	our ability to operate as a BDC and a RIC, including the impact of changes in laws or regulations, including the tax reform, governing our operations or the operations of our portfolio companies;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	our ability to successfully invest any capital raised in an offering;
•	the return or impact of current and future investments;
•	our transition to a debt focused investment strategy;
•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	our regulatory structure and tax treatment; and
•	the timing, form and amount of any dividend distributions.

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

PART I

Item 1.     Business

ORGANIZATION

Capital Southwest Corporation, which we refer to as “we,” “our,” “us,” “CSWC,” or the “Company” is an internally managed closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We specialize in providing customized financing to middle market companies in a broad range of industry segments located primarily in the United States. Our common stock currently trades on The Nasdaq Global Select Market under the ticker symbol “CSWC.”

We were organized as a Texas corporation on April 19, 1961.  Until September 1969, we operated as a small business investment company, or SBIC, licensed under the Small Business Investment Act of 1958.  At that time, we transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation, or CSVC, certain assets including our SBIC license.  CSVC was a closed-end, non-diversified investment company registered under the 1940 Act.  Effective June 14, 2016, CSVC was dissolved and its SBIC license was surrendered. All assets held in CSVC were transferred to us upon dissolution. Prior to March 30, 1988, we were registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, we elected to be treated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, we are allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or, pursuant to recent legislation, 150% if certain requirements are met as described in the Business Section under “Regulation as a Business Development Company—Senior Securities”) after such borrowing, with certain limited exceptions.

We have elected to be treated for U.S. federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the U.S. Internal Revenue Code of 1986, or the Code. As such, we generally will not have to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that we distribute to our shareholders as dividends. To continue to maintain our RIC status, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

Capital Southwest Management Corporation, or CSMC, our wholly-owned subsidiary, is our management company.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for day-to-day operations.

We also have a direct wholly-owned subsidiary that has been elected to be a taxable entity (the “Taxable Subsidiary”). The primary purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still allow us to satisfy the RIC tax requirement that at least 90% of our gross income for federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary is taxed at normal corporate tax rates based on its taxable income.

On September 30, 2015, we completed the spin-off, which we refer to as the Share Distribution, of CSW Industrials, Inc., or CSWI. CSWI is now an independent publicly traded company. The Share Distribution was effected through a tax-free, pro-rata distribution of 100% of CSWI’s common stock to our shareholders. Each of our shareholders received one share of CSWI common stock for every one share of our common stock on the record date, September 18, 2015. Cash was paid in lieu of any fractional shares of CSWI common stock.

Following the Share Distribution, we have maintained operations as an internally managed BDC and pursue a credit-focused investing strategy akin to similarly structured organizations. We intend to continue to provide capital to middle-market companies. We invest primarily in debt securities, including senior debt, second lien and subordinated debt, and may also invest in preferred stock and common stock alongside our debt investments or through warrants.

The following diagram depicts our organizational structure:

Employees

As of March 31, 2018, we had nineteen employees, each of whom was employed by our management company, CSMC.  These employees include our corporate officers, investment and portfolio management professionals and administrative staff. All of our employees are located in our principal executive offices in Dallas, Texas.

Corporate Information

Our principal executive offices are located at 5400 Lyndon B. Johnson Freeway, Suite 1300, Dallas, Texas 75240.  We maintain a website at www.capitalsouthwest.com.  You can review the filings we have made with the Securities and Exchange Commission, or the SEC, free of charge on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval System of the SEC, accessible at http://www.sec.gov.  We also make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports and any other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after filing these reports with the SEC. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider that information to be part of this Annual Report on Form 10-K.

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

OVERVIEW OF OUR BUSINESS

We are an internally managed closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We specialize in providing customized debt and equity financing to lower middle market, or LMM, companies and debt capital to upper middle market, or UMM, companies in a broad range of industry segments located primarily in the United States. Our investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments.  Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior debt securities, secured by security interests in portfolio company assets, and in secured and unsecured subordinated debt securities. We also invest in equity interests in our portfolio companies alongside our debt securities.

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior debt, subordinated debt, and equity investments in LMM companies, as well as first and second lien syndicated loans in UMM companies. Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $15.0 million, and our LMM investments generally range in size from $5.0 million to $25.0 million. Our UMM investments generally include syndicated first and second lien loans in companies with EBITDA generally greater than $50.0 million, and our UMM investments typically range in size from $5.0 million to $15.0 million.

We seek to fill the financing gap for LMM companies, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms, including equity participation. Our ability to invest across a LMM company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options. Providing customized financing solutions is important to LMM companies. We generally seek to partner directly with financial sponsors, entrepreneurs, management teams and business owners in making our investments. Our LMM debt investments typically include senior loans with a first lien on the assets of the portfolio company, as well as subordinated debt which may either be secured or unsecured subordinated loans. Our LMM debt investments typically have a term of between five and seven years from the original investment date. We also often seek to invest in the equity securities of our LMM portfolio companies.

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

We offer managerial assistance to our portfolio companies and provide them access to our investment experience, direct industry expertise and contacts. Our obligation to offer to make available significant managerial assistance to our portfolio companies is consistent with our belief that providing managerial assistance to a portfolio company is important to its business development activities.

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

Recent Developments

On April 2, 2018, CSWC paid regular dividends declared on February 28, 2018 in the amount of $4.5 million, or $0.28 per share.

On April 16, 2018 and May 11, 2018, CSWC entered into Incremental Assumption Agreements, which increased the total commitments under our senior secured credit facility, dated as of August 30, 2016 and amended as of November 16, 2017, or the Credit Facility, by $20 million and $10 million, respectively. The increases were executed under the accordion feature of the Credit Facility and increased total commitments from $180 million to $210 million.

On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be decreased from 200% to 150%, effective April 25, 2019. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, effective April 25, 2019.

On June 1, 2018, the Company’s Board of Directors declared a $0.29 dividend per share for the quarter ended June 30, 2018. The record date for the dividend is June 26,  2018. The payment date for the dividend is July 2, 2018.

Our Business Strategy

Our business strategy is to achieve our investment objective of producing attractive risk-adjusted returns by generating current income from our debt investments and realizing capital appreciation from our equity and equity-related investments. We have adopted the following business strategies to achieve our investment objective:

•

Leveraging the Experience of Our Management Team.  Our senior management team has extensive experience investing in and lending to middle market companies across changing market cycles. The members of our management team have diverse investment backgrounds, with prior experience at BDCs in the capacity of senior officers. We believe this extensive experience provides us with an in-depth understanding of the strategic, financial and operational challenges and opportunities of the middle market companies in which we invest. We believe this understanding allows us to select and structure better investments and to efficiently monitor and provide managerial assistance to our portfolio companies.

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

•

Investing Across Multiple Companies, Industries, Regions and End Markets.  We seek to maintain a portfolio of investments that is appropriately diverse among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets. However, we may from time to time hold securities of an individual portfolio company that comprise more than 5% of our total assets and/or more than 10% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act.

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

•

Focus on Established Companies.  We generally invest in companies with established market positions, proven management teams with strong operating discipline, histories of generating revenues, and recurring cash flow streams. We believe that those companies generally possess better risk adjusted return profiles than earlier stage companies that are building their management teams and establishing their revenue base. We also believe that established companies in our target size range generally provide opportunities for capital appreciation.

•

Capital Structures Appropriate for Potential Industry and Business Volatility. Our investment team spends significant time understanding the performance of both the target portfolio company and its specific industry throughout a full economic cycle. The history of each specific industry and target portfolio company will demonstrate a different level of potential volatility in financial performance. We seek to understand this dynamic thoroughly and invest our capital at leverage levels in the capital structure that will remain within enterprise value and in securities that will receive interest payments if such downside volatility were to occur.

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

•

Appropriate Risk-Adjusted Returns:  We focus on and price opportunities to generate returns that are attractive on a risk-adjusted basis, taking into consideration factors, in addition to the ones depicted above, including credit structure, leverage levels and the general volatility and potential volatility of cash flows.

We have an investment committee that is responsible for all aspects of our investment process relating to investments made by us.  The current members of the investment committee are Bowen Diehl, Chief Executive Officer, Michael Sarner, Chief Financial Officer, Douglas Kelley, Managing Director, Josh Weinstein, Managing Director, and David Brooks, Chairman of the Board.

Investment Process

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

•

Screening:  Once it is determined that a potential investment has met our investment criteria, we will screen the investment by performing preliminary due diligence, which could include discussions with the private equity firm, management team, loan syndication desk, etc.  Upon successful screening of the proposed investment, the investment team makes a recommendation to move forward and prepares an initial screening memo for our investment committee.  We then issue either a non-binding term sheet (in the case of a directly originated transaction), or submit an order to the loan syndication desk (in the case of a large-market syndicated loan transaction).

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

•

Due Diligence:  Due diligence is performed under the direction of our senior investment professionals, and involves our entire investment team as well as certain external resources, who together perform due diligence to understand the relationships among the prospective portfolio company’s business plan, operations, financial performance, and legal risks.  On our directly originated transactions, our due diligence will often include (1) conducting site visits with management and key personnel; (2) performing a detailed review of historical and projected financial statements, often with a third-party accounting firm, to evaluate the target company’s normalized cash flow; (3) creating our own detailed modeling projections, including a downside case which attempts to project how the business would perform in a recession based on past operating history of either the company or the industry (4) interviewing key customers and suppliers; (5) evaluating company management, including a formal background check; (6) reviewing material contracts; (7) conducting an industry, market and strategy analysis; and (8) obtaining a review by legal, environmental or other consultants.  In instances where a financial sponsor is investing in the equity in a transaction, we will leverage work done by the financial sponsor for purposes of our due diligence.  In syndicated loan transactions, our due diligence may exclude direct customer and supplier interviews, and will consist of a detailed review of reports from the financial sponsor or syndication agent for industry and market analysis, and legal and environmental diligence.

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

•

Post-Investment:  We continuously monitor the status and progress of our portfolio companies, as well as our investment thesis developed at the time of investment.   We offer managerial assistance to our portfolio companies and provide them access to our investment experience, direct industry expertise and contacts.  The same investment team leader that was involved in the investment process will continue to be involved in the portfolio company post-investment.  This approach provides continuity of knowledge and allows the investment team to maintain a strong business relationship with the financial sponsor, business owner and key management of our portfolio companies.  As part of the monitoring process, members of our investment team will analyze monthly, quarterly and annual financial statements against previous periods, review financial projections, meet with the financial sponsor and management (when necessary), attend board meetings (when appropriate) and review all compliance certificates and covenants. Our investment team meets once each month with senior management to review the performance of each of our portfolio companies.

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

Determination of Net Asset Value and Portfolio Valuation Process

We determine our net asset value, or NAV, per share on a quarterly basis.  The NAV per share is equal to our total assets minus liabilities divided by the total number of shares of common stock outstanding.

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

We undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments.  The valuation process is led by the finance department in conjunction with the investment teams and senior management.  Valuations of each portfolio security are prepared quarterly by the finance department using updated portfolio company financial and operational information.  Each investment valuation is also subject to review by the executive officers and investment teams.

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

COMPETITION

We compete for attractive investment opportunities with other financial institutions, including BDCs, junior capital lenders, and banks. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team and our responsive and efficient investment analysis and decision-making processes.  However, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.  Furthermore, our competitors may have a lower cost of funds and many have access to funding sources that are not available to us.  In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares.  Likewise, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC.  See “Risk Factors—Risks Related to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

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

LEVERAGE

We may from time to time borrow funds to make investments, a practice known as “leverage,” in an attempt to increase returns to our shareholders. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the 1940 Act, equals at least 200% (or, pursuant to recent legislation, 150% if certain requirements are met as described in the Business Section under “Regulation as a Business Development Company—Senior Securities”) after such borrowing. The amount of leverage that we employ at any particular time will depend on management’s and our Board of Directors’ assessments of portfolio mix, prevailing market advance rates and other market factors at the time of any proposed borrowing. See “Risk Factors – Risks Related to Our Business and Structure – Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.”

We intend to continue borrowing under the Credit Facility in the future and we may increase the size of the Credit Facility, add additional credit facilities or otherwise issue additional debt securities or other evidences of indebtedness in the future, although there can be no assurance that we will be able to do so.

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Liquidity and Capital Resources" as well as Note 5 to our consolidated financial statements for the year ended March 31, 2018 for information regarding the Credit Facility and the issuance of the December 2022 Notes.

BROKERAGE ALLOCATION AND OTHER PRACTICES

Since we generally acquire and dispose of our investments in privately negotiated transactions, we infrequently use brokers in the normal course of our business. Our investment team is primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. We did not pay any brokerage commissions during the three years ended March 31, 2018.

DIVIDEND REINVESTMENT PLAN

We have adopted a dividend reinvestment plan, or DRIP, that provides for the reinvestment of dividends on behalf of our shareholders. Under the DRIP, if we declare a dividend, registered shareholders who have opted into the DRIP as of the dividend record date will have their dividend automatically reinvested into additional shares of our common stock. The share requirements of the DRIP are satisfied through open market purchases of common stock by the DRIP plan administrator. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs.

ELECTION TO BE REGULATED AS A BUSINESS DEVELOPMENT COMPANY

We are a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected, and intend to qualify annually, to be treated as a RIC. Our election to be regulated as a BDC and our election to be treated as a RIC for U.S. federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.

•	We report our investments at market value or fair value with changes in value reported through our consolidated statements of operations.

In accordance with the requirements of the 1940 Act and Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” as determined in good faith by our Board of Directors. Changes in these values are reported through our consolidated statements of operations under the caption of “net change in unrealized appreciation on investments.” See “Determination of Net Asset Value and Portfolio Valuation Process” above.

•

We intend to distribute substantially all of our income to our shareholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute to shareholders (actually or constructively).

As a RIC, so long as we meet certain minimum distribution, source of income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income. We intend to distribute to our shareholders substantially all of our income. We may, however, make deemed distributions to our shareholders of any retained net long-term capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for tax years 2015, 2016 and 2017 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

In addition, we have a Taxable Subsidiary that holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of the portfolio companies. This income tax expense, if any, is reflected in our Consolidated Statements of Operations.

•	Our ability to use leverage as a means of financing our portfolio of investments is limited.

As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 200% (or, pursuant to recent legislation, 150% if certain requirements are met as described in the Business Section under “Regulation as a Business Development Company—Senior Securities”). For this purpose, senior securities include all borrowings and any preferred stock we may issue in the future. Additionally, our ability to utilize leverage as a means of financing our portfolio of investments may be limited by this asset coverage test. While the use of leverage may enhance returns if we meet our investment objective, our returns may be reduced or eliminated if our returns on investments are less than the costs of borrowing.

•	We are required to comply with the provisions of the 1940 Act applicable to business development companies.

As a BDC, we are required to have a majority of directors who are not “interested persons” as such term is defined in Section 2(a)(19) of the 1940 Act. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, maintaining a fidelity bond and placing and maintaining its securities and similar investments in custody. See “Regulation as a Business Development Company” below.

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

•

Generally, BDCs must offer, and must provide upon request, significant managerial assistance available to certain portfolio companies.  In general, as a BDC, a company must, among other things: (1) be a domestic company; (2) have registered a class of its securities pursuant to Section 12 of the Exchange Act; (3) operate for the purpose of investing in the securities of certain types of eligible portfolio companies, including early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (4) offer to make available significant managerial assistance to such portfolio companies; and (5) file a proper notice of election with the SEC.

•

An eligible portfolio company generally is a domestic company that is not a regulated or private investment company or a financial company (such as brokerage firms, banks, insurance companies and investment banking firms) and that: (1) does not have a class of securities listed on a national securities exchange; (2) has a class of securities listed on a national securities exchange with an equity market capitalization of less than $250 million; or (3) is controlled by the BDC itself or together with others and, as a result of such control, the BDC has an affiliated person on the board of directors of the company.  The 1940 Act presumes that a person has “control” of a portfolio company if that person owns at least 25% of its outstanding voting securities.

•

As a BDC, we are required to provide and maintain a bond issued by a reputable insurance company to protect against larceny and embezzlement.  Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from any act or omission constituting willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office.

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

Significant Managerial Assistance to Portfolio Companies

As a BDC, we must offer, and must provide upon request, significant managerial assistance to the issuer whose securities we consider qualifying assets.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities, short-term investments in secured debt investments, independently rated debt investments and diversified bond funds, which we refer to as temporary investments.

Senior Securities

We are generally permitted by the 1940 Act, under specific conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined by the 1940 Act, is at least 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by reducing the minimum asset coverage ratio from 200% to 150%, if certain requirements are met. Under the requirements of the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, but such approval would not become effective until the one-year anniversary of the approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to our use of leverage. As of March 31, 2018, we had $40.0 million and $57.5 million in total aggregate principal amount of debt outstanding under our Credit Facility and December 2022 Notes, respectively. As of March 31, 2018, our asset coverage was 416%.

On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be decreased from 200% to 150%, effective April 25, 2019. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, effective April 25, 2019.

In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our shareholders or the repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.  Under specific conditions, we are also permitted by the 1940 Act to issue warrants.

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

Code of Ethics and Code of Conduct

We adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions.  Personnel subject to the code may invest in securities for their personal investment accounts including securities that may be purchased or held by us, so long as those investments are made in accordance with the code’s requirements. We have also adopted a code of conduct that applies to our Chief Executive Officer, Chief Financial Officer (or persons performing similar functions), our Board, and all other employees. This code sets forth policies that these executives and employees must follow when performing their duties.

Proxy Voting Policies and Procedures

We vote proxies relating to our portfolio securities in a manner in which we believe is consistent with the best interest of our shareholders. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that we expect would have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so. Our proxy voting decisions are made by the investment team that is responsible for monitoring the investments. To ensure that our vote is not the product of a conflict of interest, we require that anyone involved in the decision-making process discloses to our Chief Compliance Officer any potential conflict of which he or she is aware. Shareholders may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer c/o Capital Southwest Corporation, 5400 Lyndon B. Johnson Freeway, Suite 1300, Dallas, Texas 75240.

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

Exemptive Relief

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received an exemptive order that supersedes the Original Order, or the Exemptive Order, and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan.

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The prior approval of the SEC is not required, however, where a transaction involves no negotiation of terms other than price.

We expect to periodically be examined by the SEC for compliance with the 1940 Act.

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

•

A trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (2) it has a valid election in place to be treated as a U.S. person.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year,

(2) 98.2% of our capital gain net income for the one year period ended October 31 and (3) any income and gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax.

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

In order to meet the 90% Income Test, we have established the Taxable Subsidiary to hold assets from which we do not anticipate earning dividend, interest or other income under the 90% Income Test. We may establish additional subsidiaries for the same purpose in the future. Any investments held through a Taxable Subsidiary generally are subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to re-characterization by the Internal Revenue Service, or the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each shareholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of shareholders are treated as taxable dividends. The IRS has issued a revenue procedure indicating that this rule will apply where the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many shareholders elect to receive their distributions in cash, each such shareholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable shareholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Failure to Obtain RIC Tax Treatment

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for that year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets).

If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions would generally be taxable to our shareholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of non-corporate U.S. shareholders, generally at a maximum federal income tax rate applicable to qualified dividend income of 20%). Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to meet the RIC requirements for more than two consecutive years, and then seek to re-qualify as a RIC, we would be subject to corporate-level taxation on any built-in gain recognized during the succeeding 5-year period unless we made a special election to recognize all that built-in gain upon our re-qualification as a RIC and to pay the corporate-level U.S. federal income tax on that built-in gain.

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

Distributions by us generally are taxable to U.S. shareholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which generally is our ordinary income excluding net capital gains) will be taxable as ordinary income to U.S. shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate U.S. shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for taxation at rates applicable to “qualifying dividends” at a maximum federal income tax rate of 20% provided that we properly report such distribution as “qualified dividend income” in a written statement furnished to our shareholders and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualifying dividends; therefore, our distributions generally will not qualify for the preferential rates applicable to qualified dividend income. Distributions of our net capital gains (which generally is our net long-term capital gains in excess of net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. shareholder as long-term capital gains (at a maximum federal income tax rate of 20% in the case of individuals, trusts or estates), regardless of the U.S. shareholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. shareholder’s adjusted tax basis in such shareholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gain to such U.S. shareholder.

In lieu of actually distributing our realized net capital gains, we may retain some or all of our long-term capital gain and elect to be deemed to have made a distribution of the retained portion to our shareholders (a “deemed distribution”) under the “designated undistributed capital gains” rule of the Code. In that case, among other consequences, we will pay tax on the retained amount, each U.S. shareholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. shareholder, and the U.S. shareholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution, net of such tax, will be added to the U.S. shareholder’s tax basis for his, her or its common stock. If the amount of U.S. federal income tax credit received by a shareholder exceeds the U.S. federal income tax such shareholder owes on the retained net capital gain, such excess generally may be claimed as a credit against the U.S. shareholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a shareholder’s liability for U.S. federal income tax. A shareholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

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

A U.S. shareholder generally will recognize taxable gain or loss if the shareholder sells or otherwise disposes of his, her or its shares of our common stock. The amount of gain or loss will be measured by the difference between such shareholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gains or losses if the shareholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gains or losses. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other substantially identical shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. The ability to otherwise deduct capital losses may be subject to other limitations under the Code.

In general, non-corporate U.S. shareholders, including individuals, trusts and estates, are subject to U.S. federal income tax at a maximum rate of 20% on their net capital gains, or the excess of realized net long-term capital gains over realized net short-term capital losses for a taxable year, including a long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. shareholders currently are subject to U.S. federal income tax on net capital gains at the maximum 21% rate also applied to ordinary income. Non-corporate shareholders with net capital losses for a year (which we define as capital loss in excess of capital gain) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital loss of a non-corporate shareholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate shareholders generally may not deduct any net capital loss for a year, but may carry back such losses for three years or carry forward such losses for five years.

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

A “publicly offered” RIC is a RIC whose shares are either (1) continuously offered pursuant to a public offering, (2) regularly traded on an established securities market or (3) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non-corporate shareholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional dividend to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. For non-corporate shareholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible only to individuals to the extent they exceed 2% of such a shareholder’s adjusted gross income, and are not deductible for AMT purposes. These expenses are not deductible by U.S. shareholders for tax years beginning 2018 through 2025. Because we anticipate that shares of our common stock will continue to be regularly traded on an established securities market, we believe that we will continue to qualify as a “publicly offered regulated investment company.”

We (or the applicable withholding agent) will send to each of our U.S. shareholders, as promptly as possible after the end of each calendar year, a written statement detailing the amounts includible in such U.S. shareholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to qualifying dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. shareholder’s particular situation.

We may be required to withhold U.S. federal income tax, or backup withholding at a rate of 24%, from all taxable distributions to any U.S. shareholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such shareholder is exempt from backup withholding (e.g., because it is a corporation) or (2) with respect to whom the IRS notifies us that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding tax is not an additional tax, and any amount withheld may be refunded or credited against the U.S. shareholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.

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

Distributions of our “investment company taxable income” to Non-U.S. shareholders that are not “effectively connected” with a U.S. trade or business carried on by the Non-U.S. shareholder, will generally be subject to withholding of U.S. federal income tax at a rate of 30% (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits, unless an applicable exception applies. No withholding is required with respect to distributions of (i) net U.S. source interest income that the Company properly reports as “interest-related dividends”, or (ii) net short term capital gains in excess of net long term capital losses that the Company properly reports as “short-term capital gain dividends.”  The Company anticipates that a portion of its distributions will be eligible for this exception from withholding; however, the Company cannot determine what portion of its distributions (if any) will be eligible for this exception until after the end of their taxable year. No certainty can be provided that any distributions will be reported as eligible for this exception.

Actual or deemed distributions of our net capital gain to a Non-U.S. shareholder, and gains realized by a Non-U.S. shareholder upon the sale of our common stock, that are not effectively connected with a U.S. trade or business carried on by the Non-U.S. shareholder, will generally not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless the Non-U.S. shareholder is a nonresident alien individual and is physically present in the United States for more than 182 days during the taxable year and meets certain other requirements. However, withholding of U.S. federal income tax at a rate of 30% on capital gain of nonresident alien individuals who are physically present in the United States for more than the 182 day period only applies in exceptional cases because any individual present in the United States for more than 182 days during the taxable year is generally treated as a resident for U.S. income tax purposes; in that case, he or she would be subject to U.S. income tax on his or her worldwide income at the graduated rates applicable to U.S. citizens, rather than the 30% U.S. federal withholding tax.

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

Non-U.S. shareholders may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. shareholder provides us or the dividend paying agent with an IRS Form W-8BEN or IRS Form W-8BEN-E, as applicable (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. shareholder or otherwise establishes an exemption from backup withholding. To claim a credit or refund for any taxes paid by the Company on any undistributed long-term capital gains

(as discussed above) or any taxes collected through withholding or to claim a benefit under an applicable tax treaty, a Non-U.S. shareholder must obtain a U.S. taxpayer identification number and may be required to file a federal income tax return even if the Non-U.S. shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. income tax return.

Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

FATCA

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends and the gross proceeds from the sale of any property that could produce U.S.- source interest or dividends received after December 31, 2018. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to foreign entities that are not FFIs unless the foreign entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a Non-U.S. shareholder and the status of the intermediaries through which they hold their shares, Non-U.S. shareholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares.  Under certain circumstances, a non-U.S. shareholder might be eligible for refunds or credits of such taxes.

Possible Legislative or Other Actions Affecting Tax Considerations

Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in our stock.

State and Local Tax Treatment

The state and local tax treatment may differ from federal income tax treatment.

The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.

THE NASDAQ GLOBAL SELECT MARKET CORPORATE GOVERNANCE REGULATIONS

The NASDAQ Global Select Market, or Nasdaq, has adopted corporate governance listing standards with which listed companies must comply in order to remain listed.  We believe that we are in compliance with these corporate governance listing standards.  We intend to monitor our compliance with future listing standards and to take all necessary actions to ensure that we remain in compliance.

SECURITIES EXCHANGE ACT OF 1934 AND SARBANES-OXLEY ACT COMPLIANCE

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

The results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Our ability to make new investments at attractive relative returns is also a function of our marketing and our management of the investment process, as well as conditions in the private credit market in which we invest. If we fail to invest our capital effectively, our return on equity may be negatively impacted, which could have a material adverse effect on the price of the shares of our common stock.

Any unrealized losses we experience may be an indication of future realized losses, which could reduce our income available to make distributions.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized losses. An unrealized loss could be an indication of a portfolio company’s inability to generate cash flow or meet its repayment obligations. This could result in realized losses in the future and ultimately in reductions of our income available to pay dividends or interest and principal on our securities and could have a material adverse effect on your investment.

Our business model depends to a significant extent upon strong referral relationships.  Our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that members of our management team will maintain their relationships with financial sponsors, intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities.  If our management team fails to maintain its existing relationships or develop new relationships with sources of investment opportunities, we will not be able to effectively invest our capital.  Individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities; therefore, there is no assurance that these relationships will generate investment opportunities for us.

In addition to regulatory limitations on our ability to raise capital, our current debt obligations contain various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facility or the December 2022 Notes, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our investments. We are party to a senior secured credit facility, dated as of August 30, 2016 and amended as of November 16, 2017, which we refer to as the Credit Facility. As of March 31, 2018, the Credit Facility provides us with a revolving credit line of up to $180.0 million of which $40.0 million was drawn. On April 16, 2018 and May 11, 2018, CSWC entered into Incremental Assumption Agreements, which increased the total commitments under the Credit Facility by $20 million and $10 million, respectively. The increases were executed under the accordion feature of the Credit Facility and increased total commitments from $180 million to $210 million.

The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated net worth, minimum consolidated interest coverage ratio, minimum asset coverage, and maintenance of RIC tax treatment and BDC status. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenants, bankruptcy, and change of control. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the Credit Facility.

In December 2017, we issued $57.5 million in aggregate principal amount of 5.95% Notes due 2022, or the December 2022 Notes. The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that we comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to us by the SEC, (ii) a requirement, subject to a limited exception, that we will not declare any cash dividend, or declare any other cash distribution, upon a class of our capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, we have the minimum asset coverage required pursuant to Section 61 of the 1940 Act or any successor provisions thereto after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to us by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Exchange Act. The indenture and supplement relating to the December 2022 Notes also provides for customary events of default.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our shareholders.

All of our assets are subject to security interests under our secured Credit Facility and if we default on our obligations under the Credit Facility, we may suffer adverse consequences, including foreclosure on our assets.

All of our assets are currently pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders party thereto may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our shareholders. In addition, if the lenders exercise their right to sell the assets pledged under our Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. These distressed prices could be materially below our most recent valuation of each security, which could have a significantly negative effect on NAV.

Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings to fund investments, also known as leverage, magnify the potential for loss on investments in our indebtedness and gain or loss on investments in our equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. We may borrow from banks and other lenders, including under our Credit Facility, and may issue debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not leveraged our business. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Use of leverage is generally considered a speculative investment technique.

As of March 31, 2018, we had $40.0 million debt outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, on a per annum basis at a rate equal to the applicable LIBOR rate plus 3.00%, with a step-down to LIBOR plus 2.75% at the time the Company’s net worth exceeds $325 million. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Credit Facility is secured by substantially all of our assets. If we are unable to meet the financial obligations under the Credit Facility, the lenders under the Credit Facility may exercise its remedies under the Credit Facility as the result of a default by us. On April 16, 2018 and May 11, 2018, CSWC entered into Incremental Assumption Agreements, which increased the total commitments under the Credit Facility by $20 million and $10 million, respectively. The increases were executed under the accordion feature of the Credit Facility and increased total commitments from $180 million to $210 million.

As of March 31, 2018, the carrying amount of the December 2022 Notes was $55.3 million. The December 2022 Notes mature on December 15, 2022 and may be redeemed in whole or in part at any time, or from time to time, at our option on or after December 15, 2019. The December 2022 Notes bear interest at a rate of 5.95% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The December 2022 Notes are an unsecured obligation, rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

Our ability to achieve our investment objective may depend in part on our ability to access additional leverage on favorable terms by borrowing from banks or insurance companies or by issuing debt securities and there can be no assurance that such additional leverage can in fact be achieved.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)

(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common shareholder(2)	(15.80)%	(9.02)%	(2.25)%	4.52%	11.29%

(1)

Assumes $417.5 million in total assets, $97.5 million in debt outstanding, $308.3 million in net assets and a weighted-average interest rate of 5.69%  on our senior securities based on our financial data available on March 31, 2018. Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2018 total assets of at least 1.66%.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

Currently, more than 70% of our assets consist of qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if those investments are not qualifying assets for purposes of the 1940 Act. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies or we could be required to dispose of investments at inappropriate times to comply with the 1940 Act (which could result in the dilution of our position).

A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

We will be subject to corporate-level U.S. Federal income tax if we are unable to qualify as a Regulated Investment Company under Subchapter M of the Code.

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

Failure to meet these requirements may result in us having to dispose of certain unqualified investments quickly in order to prevent the loss of RIC tax treatment. If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.  In addition, to the extent we had unrealized gains, we would have to establish deferred tax liabilities for taxes, which would reduce our NAV accordingly. In addition, our shareholders would lose the tax credit realized when we, as a RIC, decide to retain the net realized capital gain and make deemed distributions of net realized capital gains, and pay taxes on behalf of our shareholders at the end of the tax year.  The loss of this pass-through tax treatment could have a material adverse effect on the total return of an investment in our common stock.

Even if the Company qualifies as a Regulated Investment Company, it may face tax liabilities that reduce its cash flow.

Even if we qualify for taxation as a RIC, we may be subject to certain U.S. federal, state and local taxes on our income and assets. In addition, we may hold some of our assets through our Taxable Subsidiary, which is not consolidated for U.S. federal income tax purposes, or any other taxable subsidiary we may form. Any taxes paid by our subsidiary corporations would decrease the cash available for distribution to our shareholders.

Our historical financial statements are not necessarily representative of the results we would have achieved as a stand-alone publicly-traded company and therefore may not be indicative of our future performance.

As part of the Share Distribution, we spun off 63.5% of our NAV to our shareholders and divested other major investments during the past three years. We emerged from these divestitures and the Share Distribution with a significantly different company profile.  Our historical financial statements included in this Form 10-K for historical periods are not necessarily representative of the results we would have achieved as a stand-alone publicly traded company with a smaller market footprint.  Accordingly, this data may not be indicative of our future performance, or necessarily reflect what our financial position and results of operations or cash flows would have been, had we operated as a separate, stand-alone publicly-traded entity during all of the periods presented.

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

The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors.  Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies.  Because of the inherent uncertainty of the valuation of portfolio securities that do not have readily ascertainable market values, our fair value determinations may differ materially from the values a third party would be willing to pay for our portfolio securities or the values which would be applicable to unrestricted securities having a public market.  Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments.  As a result, investors purchasing our common stock based on an overstated NAV may pay a higher price than the value of our investments might warrant.  Conversely, investors selling shares during a period in which the NAV understates the value of our investments may receive a lower price for their shares than the value of our investments might warrant.

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability.  For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions.  These events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.  While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. There can be no assurance these market conditions will not repeat themselves or worsen in the future.   The reappearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms.  Additionally, the debt capital that will be available to us in the future may be at a higher cost and on less favorable terms than what we currently experience due to the existence of a rising interest rate environment.  If any of these conditions appear, they may have an adverse effect on our business, financial condition, and results of operations.  These events could limit our investment originations, limit our ability to increase returns to equity holders through the effective use of leverage, and negatively impact our operating results.

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

We compete for attractive investment opportunities with other financial institutions, including BDCs, junior capital lenders, and banks.  Some of these competitors are substantially larger and have greater financial, technical and marketing resources, and some are subject to different, and frequently less stringent, regulations.  Our competitors may have a lower cost of funds and may have access to funding sources that are not available to us.  Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.  As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and there can be no assurance that we will be able to identify and make investments that satisfy our objectives.  A significant increase in the number and/or size of our competitors in our target market could force us to accept less attractive investment terms.  We cannot assure you that the competitive pressures we face will not have a materially adverse effect on our business, financial condition and results of operation.

Adverse market and economic conditions could cause harm to our operating results.

Past recessions have had a significant negative impact on the operating performance and fair value of many middle market companies. Many of our portfolio companies could be adversely impacted again by any future economic downturn or recession and may be unable to be sold at a price that would allow us to recover our investment, or may be unable to operate during a recession. Such portfolio company performance could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

Sourcing, selection, structuring and closing our investments depends upon the diligence and skill of our management.  Our management’s capabilities may significantly impact our results of operations.  Our success requires that we retain investment and operations personnel in a competitive environment.  Our ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors, including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities.

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

In connection with CSWI’s separation from us, CSWI has indemnified us for certain liabilities.  However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities or that CSWI’s ability to satisfy its indemnification obligation will not be impaired in the future.

CSWI agreed to indemnify us for certain liabilities, including certain tax liabilities.  However, third parties could seek to hold us responsible for any of the liabilities that CSWI has agreed to retain, and there can be no assurance that CSWI will be able to fully satisfy its indemnification obligations.  Moreover, even if we ultimately succeed in recovering from CSWI any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from CSWI.

Potential indemnification liabilities of us to CSWI could materially adversely affect us.

Agreements relating to the Share Distribution between us and CSWI provide for indemnification obligations designed to make us financially responsible for liabilities that may exist relating to or arising out of our business activities, whether incurred prior to or after the Share Distribution.

Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and our results of operations.

In connection with the Share Distribution, we undertook several corporate restructuring transactions which, along with the Share Distribution, may be subject to federal and state fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the Share Distribution, any entity involved in these restructuring transactions or the Share Distribution: (1) was insolvent; (2) was rendered insolvent by reason of the Share Distribution; (3) had remaining assets constituting unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured, then the court could void the Share Distribution, in whole or in part, as a fraudulent conveyance or transfer, the court could require us to fund liabilities of the other company for the benefit of creditors.

Recent legislation may allow us to incur additional leverage, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150%, if certain requirements are met. Under the SBCA, we are allowed to reduce our asset coverage requirement to 150%, and thereby increase our leverage capacity, if shareholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive shareholder approval, we would be allowed to reduce our asset coverage requirement to 150% on the first day after such approval. Alternatively, the SBCA allows the majority of our independent directors to approve the reduction in our asset coverage requirement to 150%, and such approval would become effective on the one-year anniversary of such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce our asset coverage requirement to 150%, our leverage capacity and usage, and risks related to leverage.

On April 25, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be decreased from 200% to 150%, effective April 25, 2019. The Board also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account such issuance, would not be less than 166%, effective April 25, 2019.

Leverage is generally considered a speculative investment technique and increases the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. If we incur additional leverage, you will experience increased risks of investing in our common stock.

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

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. We may issue debt securities and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

•

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or, pursuant to recent legislation, 150% if certain requirements are met as described in the Business Section under “Regulation as a Business Development Company—Senior Securities”) immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to shareholders or repurchase shares until such time as we satisfy this test.

•	Any amounts that we use to service our debt will not be available for dividends to our common shareholders.
•

It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

•	We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.
•

Any unsecured debt issued by us would rank (1) pari passu with our future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (2) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries

•

Upon a liquidation of our company, holders of our debt securities and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Future offerings of additional debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders, may harm the value of our common stock.

Additional Common Stock. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share provided that our Board of Directors makes certain determinations. We did not seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2017 annual meeting of shareholders. We do not anticipate seeking such authorization in the future. However, in the event we change our position, we will seek the requisite approval of our common shareholders. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

We cannot predict how tax reform legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S.

Treasury Department. The U.S. House of Representatives and U.S. Senate recently passed tax reform legislation, which the President recently signed into law. Such legislation will make many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	Sudden electrical or telecommunications outages;
•	Natural disasters such as earthquakes, tornadoes and hurricanes;
•	Events arising from local or larger scale political or social matters, including terrorist acts; and
•	Cyber-attacks.

If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation and cause losses.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks. Information cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In the future, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. In addition, we may be subject to litigation and financial losses that are not fully insured.

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

We may be negatively affected by securities litigation or shareholder activism, which could cause us to incur significant expense and impact our results of operations.

We may be the target of securities litigation in the future, particularly if the trading price of our common stock and our debt securities fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our shareholders or shareholder activism for a variety of other reasons. Any litigation or shareholder activism may result in substantial costs and divert management's and our Board of Directors’ attention and resources from our business.  Significant legal fees and other expenses may cause a material adverse effect on our business, financial condition and results of operations.

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

•

Most of our portfolio companies are private companies. Private companies may not have readily publicly available information about their businesses, operations and financial condition. Consequently, we rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from making investments in these portfolio companies.  If we are unable to uncover all material information about the target portfolio company, we may not make a fully informed investment decision and may lose all or part of our investment.

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

From time to time, certain portfolio companies may prepay our debt investments in our portfolio companies prior to maturity, the specific timing of which we do not control. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our securities.

Changes in interest rates may affect our cost of capital, the value of investments and net investment income.

Some of our debt investments will bear interest at variable rates and the interest income from these investments could be negatively affected by decreases in market interest rates. In addition, an increase in interest rates would make it more expensive for us to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our securities less attractive than alternative investments, a situation which could reduce the value of our securities. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. A decrease in market interest rates may also adversely impact our returns on temporary investments, which would reduce our net investment income.  In addition, certain of our debt investments and debt liabilities may bear interest at fixed rates.  To the extent that our fixed rate assets and liabilities are not perfectly hedged, our net investment income may decrease based on changes in market interest rates.  An increase in market interest rates may also decrease the fair value of our fixed rate investments, as these may be less attractive securities in a rising rate environment.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. As of March 31, 2018, approximately 92.1% of our debt investment portfolio (at fair value) bore interest rates indexed upon LIBOR. Additionally, our Credit Facility accrues interest at the applicable LIBOR rate plus 3.00%, with a step-down to LIBOR plus 2.75% at the time our net worth exceeds $325 million. The use of the new index could reduce our interest income or increase our interest expense and therefore have an adverse effect on our results of operations. Management continues to monitor the status and discussions regarding LIBOR.

We generally will not control our portfolio companies.

We do not,  and do not expect to, control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. Further, in cases where we invest in unsecured subordinated debt, we would not have any lien on the collateral. In each of these cases, if there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make are either secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders, or in the case of unsecured subordinated debt, we have no lien at all on the assets. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, or in the case where we invest in unsecured subordinated debt, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral, subject to a negotiated “standstill period” after which we can initiate; (2) the nature, timing and conduct of foreclosure or other collection proceedings, subject to a negotiated “standstill period” after which we can initiate; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

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

RISKS RELATED TO OUR SECURITIES

The market price of our common stock may fluctuate significantly.

The market price of our common stock will fluctuate with market conditions and other factors. Our common stock is intended for long-term investors and should not be treated as a trading vehicle. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;
•

exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds to own our common stock and put short-term selling pressure on our common stock;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•	loss of RIC tax treatment;
•	our origination activity, including the pace of, and competition for, new investment opportunities;
•	changes or perceived changes in earnings or variations of operating results;
•	changes or perceived changes in the value of our portfolio of investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	potential future sales of common stock or debt securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;
•	departure of our key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

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

Our common stock often trades at a discount from NAV.

Our common stock is listed on Nasdaq.  Shareholders desiring liquidity may sell their shares on Nasdaq at current market value, which has often been below NAV.  Shares of closed-end investment companies frequently trade at discounts from NAV, which is a risk separate and distinct from the risk that a fund’s performance will cause its NAV to decrease. We cannot predict whether our common stock will trade at, above or below NAV. In addition, if our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price unless our shareholders approve such a sale and our Board of Directors make certain determinations.

The trading market or market value of our publicly issued debt securities may be volatile.

The trading market for our publicly issued debt securities may from time to time be significantly affected by numerous factors, including:

•	Creditworthiness;
•	Terms, including, but not limited to, maturity, principal amount, redemption, and repayment of convertible features;
•	Market and economic conditions; and
•	Demand for our debt securities.

In addition, credit rating assessments by third parties regarding our ability to pay our obligations will generally affect the market value of our debt securities.

We currently intend to pay quarterly dividends. However, in the future we may not pay any dividends depending on a variety of factors.

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

We currently pay dividends in cash. However, in the future we may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock.  Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the shareholders election) would satisfy the annual distribution requirement for a RIC. The IRS has issued a revenue procedure providing that a dividend payable in stock or in cash at the election of the shareholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividends payable in stock.  If a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Provisions of the Texas law and our charter could deter takeover attempts and have an adverse impact on the price of our common stock.

Texas law and our charter contain provisions that may have the effect of discouraging, delaying or making difficult a change in control. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third-party bids for ownership of our company. These provisions may prevent any premiums being offered to you for our common stock.

Item 1B.     Unresolved Staff Comments

None.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK AND HOLDERS

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CSWC.”  The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by Nasdaq.

Quarter Ended	High	Low
March 31, 2018	$18.00	$14.85
December 31, 2017	17.76	16.15
September 30, 2017	17.50	16.00
June 30, 2017	17.34	15.20

March 31, 2017	$16.91	$15.04
December 31, 2016	16.86	13.81
September 30, 2016	15.05	13.75
June 30, 2016	14.37	13.49

On June 1, 2018, the last sale price of our common stock on the Nasdaq was $17.01 per share, and there were approximately 450 holders of record of the common stock which did not include shareholders for whom shares are held in “nominee” or “street name.”

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

The payment dates and amounts of cash dividends per share for the past two fiscal years are as follows:

Payment Date	Cash Dividend
Fiscal Year 2017
July 1, 2016	$ 0.06
October 1, 2016	0.11
January 3, 2017	0.17
April 3, 2017[1]	0.45
$ 0.79
Fiscal Year 2018
July 3, 2017	$ 0.21
October 2, 2017	0.24
January 2, 2018	0.26
April 2, 2018	0.28
$ 0.99

[1]	On April 3, 2017, CSWC paid a regular dividend of $0.19 per share and a supplemental dividend of $0.26 per share.

On June 1, 2018, the Company’s Board of Directors declared a $0.29 dividend per share for the quarter ended June 30, 2018.  The record date for the dividend is June 26, 2018. The payment date for the dividend is July 2, 2018.

The amounts and timing of cash dividend payments have generally been dictated by requirements of the Code regarding the distribution of taxable net investment income (ordinary income) of regulated investment companies.

Distribution Policy

We generally intend to make distributions on a quarterly basis to our shareholders of substantially all of our taxable income. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ended each October 31, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during that year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our shareholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our shareholders of any retained net capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business —Material U.S. Federal Income Tax Considerations” included in Item 1 of Part I of this Annual Report for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our shareholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. Our ability to make distributions in the future may be limited by our Credit Facility, the indenture and related supplements governing our December 2022 Notes and the 1940 Act. For a more detailed discussion, see “Business — Election to be Regulated as a Business Development Company – Regulation as a Business Development Company,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 5” to our consolidated financial statements included in this Annual Report on Form 10K.

We have adopted a DRIP which provides for reinvestment of our distributions on behalf of our common shareholders if opted into by a common shareholder. See “Business — Dividend Reinvestment Plan” included in Item I of Part I of this Annual Report on Form 10-K.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information for the year ended March 31, 2018.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased	Per Share	or Programs	Plans or Programs (2)
January 1 through January 31, 2018 (1)	40	$16.78	-	$-
February 1 through February 28, 2018	35,911	16.37	35,911	9,412,228
March 1 through March 31, 2018	-	-	-	-
Total	35,951	$16.37	35,911	$9,412,228

(1)	Includes shares of common stock withheld upon vesting of restricted stock to cover withholding tax obligations.
(2)

On January 25, 2016, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10 million. The repurchase program will be in effect until the approved dollar amount has been used to repurchase shares or the Board amends or discontinues the plan at any time.

Performance Graph

The following graph compares our cumulative total shareholder return during the last six years (based on the market price of our common stock and assuming reinvestment of all dividends, prior to any tax effect) with the Nasdaq Composite Index, the Russell 2000 Total Return Index and the KBW Regional Bank Total Return Index. The graph assumes initial investment of $100 on March 31, 2013 and reinvestment of dividends. The value of the CSWI shares distributed in the spin-off is reflected in the cumulative total return as a reinvested dividend.

Comparison of Cumulative Six Year Total Return
$250
$200
$150
$100
$50
$0
2013
2014
2015
2016
2017
2018
Fiscal Year Ended March 31
Capital Southwest
Russell 2000 Index
Nasdaq Composite Index
KBW Regional Bank Index

Item 6.     Selected Financial Data

The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended March 31, 2014 through 2018.  This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.

Selected Consolidated Financial Data

(In thousands except per share data)

	Year ended March 31,
	2018	2017	2016	2015	2014
Income statement data:
Investment income:
Interest and dividends	$34,233	$22,324	$8,033	$9,231	$11,915
Interest income from cash and cash equivalents	21	166	386	122	67
Fees and other income	872	984	741	595	625
Total investment income	35,126	23,474	9,160	9,948	12,607
Operating expenses:
Compensation-related expenses	9,238	8,217	9,515	6,440	5,489
Interest expense	4,875	989	-	-	-
General, administrative and other	4,585	4,601	11,610	5,683	2,963
Total operating expenses	18,698	13,807	21,125	12,123	8,452
Income (loss) before income taxes	16,428	9,667	(11,965)	(2,175)	4,155
Income tax expense (benefit)	195	1,779	(1,278)	270	(739)
Net investment income (loss)	16,233	7,888	(10,687)	(2,445)	4,894
Net realized gains (losses):
Non-control/Non-affiliate investments	1,492	3,992	(9,575)	8,226	14,084
Affiliate investments	90	3,876	(1,458)	157,213	-
Control investments	-	28	231	(1,175)	-
Net realized gains (losses) on investments	1,582	7,896	(10,802)	164,264	14,084
Net unrealized appreciation (depreciation) on investments	21,492	7,690	16,089	(108,377)	93,032
Net realized and unrealized gains on investments	23,074	15,586	5,287	55,887	107,116
Net increase (decrease) in net assets resulting from operations	$39,307	$23,474	$(5,400)	$53,442	$112,010
Net investment income (loss) per share - basic and diluted	$1.01	$0.50	$(0.68)	$(0.16)	$0.32
Net realized earnings per share - basic and diluted[1]	$1.11	$1.00	$(1.37)	$10.45	$1.24
Net increase (decrease) in net assets from operations - basic and diluted	$2.45	$1.48	$(0.35)	$3.44	$7.32
Net asset value per common share	$19.08	$17.80	$17.34	$49.30	$49.98
Total dividends/distributions declared per common share	$0.99	$0.79	$0.14	$0.20	$0.20
Weighted average number of shares outstanding – basic	16,074	15,825	15,636	15,492	15,278
Weighted average number of shares outstanding – diluted	16,139	15,877	15,724	15,531	15,298

[1]

“Net realized earnings per share – basic and diluted” is calculated as the sum of “Net investment income (loss)” and “Net realized gain (loss) on investments” divided by weighted average shares outstanding – basic and diluted.

	Year ended March 31,
	2018	2017	2016	2015	2014
Balance sheet data:
Assets:
Investments at fair value	$393,095	$286,880	$178,436	$535,536	$677,920
Cash and cash equivalents	7,907	22,386	95,969	225,797	88,163
Interest, escrow and other receivables	5,894	4,308	6,405	4,418	1,371
Net pension assets	-	-	-	10,294	10,962
Deferred tax asset	2,050	2,017	2,342	-	-
Other assets	8,544	10,161	1,341	827	278
Total assets	$417,490	$325,752	$284,493	$776,872	$778,694
Liabilities:
Notes	$55,305	$-	$-	$-	$-
Credit facility	40,000	25,000	-	-	-
Other liabilities	6,245	5,996	9,028	4,923	3,263
Dividends payable	4,525	7,191	625	-	-
Accrued restoration plan liability	2,937	2,170	2,205	3,119	3,103
Deferred income taxes	190	323	-	1,412	1,940
Total liabilities	109,202	40,680	11,858	9,454	8,306
Net assets	308,288	285,072	272,635	767,418	770,388
Total liabilities and net assets	$417,490	$325,752	$284,493	$776,872	$778,694
Other data:
Number of portfolio companies	30	28	23	22	27
Weighted average yield on debt investments at end of period	11.46%	10.28%	10.67%	3.14%	NM
Weighted average yield on total investments at end of period	10.48%	10.49%	9.46%	0.46%	NM
Expense ratios (as percentage of average net assets):
Total expenses, excluding interest expense	4.70%	4.59%	4.48%	1.59%	1.18

NM = not meaningful

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

OVERVIEW

We are an internally managed closed-end, non-diversified management investment company that has been elected to be regulated as a BDC under the 1940 Act. We specialize in providing customized debt and equity financing to LMM companies and debt capital to UMM companies in a broad range of investment segments located primarily in the United States.  Our investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments.  Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior debt securities, secured by security interests in portfolio company assets, and in secured and unsecured subordinated debt securities. We also invest in equity interests in our portfolio companies alongside our debt securities.

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior debt, subordinated debt, and equity investments in LMM companies, as well as first and second lien syndicated loans in UMM companies.  Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 million and $15.0 million, and our LMM investments generally range in size from $5.0 million to $25.0 million. Our UMM investments generally include syndicated first and second lien loans in companies with EBITDA generally greater than $50.0 million, and our UMM investments typically range in size from $5.0 million to $15.0 million.

We seek to fill the financing gap for LMM companies, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a LMM company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options. Providing customized financing solutions is important to LMM companies. We generally seek to partner directly with financial sponsors, entrepreneurs, management teams and business owners in making our investments. Our LMM debt investments typically include senior loans with a first lien on the assets of the portfolio company, as well as subordinated debt which may either be secured or unsecured subordinated loans. Our LMM debt investments typically have a term of between five and seven years from the original investment date. We also often seek to invest in the equity securities of our LMM portfolio companies.

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

Since the Share Distribution on September 30, 2015 through March 31, 2018, our exited investments resulted in a weighted average internal rate of return to the Company of approximately 16.9% (based on original cash invested of approximately $119.4 million). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 78.9% of these exited investments resulted in an aggregate cash flow realized internal rate of return to the Company of 10% or greater.

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the years ended March 31, 2018 and 2017, the ratio of our annualized fourth quarter operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 3.36% and 4.54%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of March 31, 2018 and 2017, our investment portfolio at fair value represented approximately 94.2% and 88.0% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820.  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of March 31, 2018 and 2017 reflects fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis. As of March 31, 2018 and March 31, 2017, we did not have any investments on non-accrual status or past due its contractual payment obligation.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. While we continue to assess the effect of adoption, we currently believe the single change relates to the recognition of a new right-of-use asset and lease liability on our consolidated balance sheet for our office space operating lease. We currently have one operating lease for office space and do not expect a significant change in our leasing activity between now and adoption. See further discussion of our operating lease obligation in "Note 12 — Commitments and Contingences" in the notes to the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The new guidance is effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. CSWC is still completing its assessment; however, in evaluating the potential impact on its consolidated financial statements, the Company determined that its material financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the adoption of ASU 2014-09 will not have a significant impact to pretax income upon adoption or on the consolidated financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. The adoption of this new accounting standard will not have a material impact on the Company’s consolidated financial statements.

INVESTMENT Portfolio Composition

Our LMM investments consist of secured debt, subordinated debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our LMM portfolio companies generally have annual EBITDA between $3.0 million and $15.0 million, and our LMM investments typically range in size from $5.0 million to $25.0 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, generally bear interest at floating rates, and generally have a term of between five and seven years from the original investment date.

Our UMM investments consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the LMM companies included in our portfolio with EBITDA generally greater than $50.0 million. Our UMM investments typically range in size from $5.0 million to $15.0 million. Our UMM debt investments are generally secured by ether a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

The total value of our investment portfolio was $393.1 million as of March 31, 2018, as compared to $286.9 million as of March 31, 2017. As of March 31, 2018, we had investments in 30 portfolio companies with an aggregate cost of $335.4 million. As of March 31, 2017, we had investments in 28 portfolio companies with an aggregate cost of $250.5 million.

As of March 31, 2018 and 2017, approximately $220.3 million, or 92.1%, and $155.0 million, or 92.6%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 94.2% and 100%, respectively were subject to contractual minimum interest rates. As of March 31, 2018 and 2017, approximately $18.8 million, or 7.9%, and $12.4 million, or 7.4%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of March 31, 2018 and 2017 (excluding our investment in I-45 SLF LLC):

	As of March 31, 2018
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	19	10
Fair value	$259,116	$66,866
Cost	$204,331	$66,266
% of portfolio at cost - debt	83.5%	100.0%
% of portfolio at cost - equity	16.5%	-
% of debt investments at cost secured by first lien	74.2%	65.2%
Weighted average annual effective yield (b)(c)	11.9%	10.2%
Weighted average EBITDA (c)	$8,600	$86,200
Weighted average leverage through CSWC security (c)(d)	3.3x	4.3x

(a)	At March 31, 2018, we had equity ownership in approximately 73.7% of our LMM investments.
(b)

The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2018, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of March 31, 2018, there were no investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)	Weighted average metrics are calculated using investment cost basis weighting.
(d)

Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Management uses this metric as a guide to evaluate the relative risk of its position in each portfolio debt investment.

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
(d)

Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Management uses this metric as a guide to evaluate the relative risk of its position in each portfolio debt investment.

As of March 31, 2018 and March 31, 2017, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
		Total Portfolio		Total Portfolio
	Fair Value	at Fair Value	Cost	at Cost
	(dollars in thousands)
March 31, 2018:
First lien loans[1]	$197,110	50.1%	$194,820	58.1%
Second lien loans	23,229	5.9	23,092	6.9
Subordinated debt	18,783	4.8	18,885	5.6
Preferred equity	36,545	9.3	16,666	5.0
Common equity & warrants	50,315	12.8	17,134	5.1
I-45 SLF LLC[2]	67,113	17.1	64,800	19.3
	$393,095	100.0%	$335,397	100.0%

March 31, 2017[3]:
First lien loans[1]	$107,817	37.6%	$106,799	42.6%
Second lien loans	47,176	16.5	46,856	18.7
Subordinated debt	12,453	4.3	12,402	4.9
Preferred equity	19,343	6.7	15,782	6.3
Common equity & warrants	36,696	12.8	7,901	3.2
I-45 SLF LLC[2]	63,395	22.1	60,800	24.3
	$286,880	100.0%	$250,540	100.0%

[1]

Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of March 31, 2018 and 2017, the fair value of the first lien last out loans are $26.9 million and $21.8 million, respectively.

[2]

I-45 SLF LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans in the UMM. The I-45 SLF LLC portfolio consists of 93.7% first lien loans and 6.3% second lien loans.  The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications similar to those in which CSWC invests directly. We own 80% of I-45 SLF LLC and have a profits interest of 75.6%, while Main Street Capital owns 20% and has a profits interest of 24.4%. I-45 SLF LLC’s Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from our Company and Main Street Capital. The Company does not guarantee or otherwise obligate itself to make payments on debts owed by I-45 SLF LLC.
[3]	Presentation of the March 31, 2017 disclosure is updated to conform to current period presentation.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of March 31, 2018 and 2017:

	As of March 31, 2018
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$8,194	3.4%
2	217,989	91.2
3	12,939	5.4
4	-	-
Total	$239,122	100.0%

	As of March 31, 2017
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$12,173	7.3%
2	155,276	92.7
3	-	-
4	-	-
Total	$167,449	100.0%

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

As of March 31, 2018 and 2017, we did not have any investments on non-accrual status or past due its contractual payment obligation.

Investment Activity

During the year ended March 31, 2018,  we made new debt investments in 14 portfolio companies totaling $142.9 million,  follow-on debt investments in four portfolio companies totaling $9.4 million, and equity investments in one existing and seven new portfolio companies totaling $9.8 million. We also funded $4.0 million on our existing equity commitment to I-45 SLF LLC. We received partial repayments totaling approximately $11.7 million and full prepayments of approximately $72.2 million from 13 portfolio companies.

During the year ended March 31, 2017, we made new debt investments in 15 portfolio companies totaling $117.9 million, follow-on debt investments in two portfolio companies totaling $1.1 million, and equity investments in three new portfolio companies totaling $2.8 million. We also funded $24.0 million on our existing equity commitment to I-45 SLF LLC. We received proceeds from sales and repayments of debt investments in portfolio companies of $45.8 million. In addition, we received proceeds from sales and return of capital of equity investments in portfolio companies totaling $7.7 million and recognized net realized gains on those sales totaling $7.2 million in the year ended March 31, 2017.

Total portfolio investment activity for the years ended March 31, 2018 and 2017 was as follows (in thousands):

				Preferred &
	First Lien	Second Lien	Subordinated	Common Equity	I-45 SLF
Year ended March 31, 2018	Loans	Loans	Debt	& Warrants	LLC	Total
Fair value, beginning of period	$107,817	$47,176	$12,453	$56,039	$63,395	$286,880
New investments	128,189	9,765	14,406	9,821	4,000	166,181
Proceeds from sales of investments	-	-	-	(104)	-	(104)
Principal repayments received	(41,687)	(34,179)	(8,100)	-	-	(83,966)
PIK interest earned	-	-	11	295	-	306
Accretion of loan discounts	705	100	52	-	-	857
Realized gain	814	550	114	104	-	1,582
Unrealized gain (loss)	1,272	(183)	(153)	20,705	(282)	21,359
Fair value, end of period	$197,110	$23,229	$18,783	$86,860	$67,113	$393,095
Weighted average yield on debt investments at end of period						11.46%
Weighted average yield on total investments at end of period						10.48%

				Preferred &
	First Lien	Second Lien	Subordinated	Common Equity	I-45 SLF
Year ended March 31, 2017	Loans	Loans	Debt	& Warrants	LLC	Total
Fair value, beginning of period	$39,491	$38,227	$15,114	$49,267	$36,337	$178,436
New investments	101,858	17,133	-	2,787	24,000	145,778
Proceeds from sales of investments	-	(2,507)	-	(7,692)	-	(10,199)
Principal repayments received	(36,168)	(7,051)	(60)	-	-	(43,279)
PIK interest earned	-	-	-	63	-	63
Accretion of loan discounts	303	97	34	-	-	434
Realized gain	1,514	207	28	5,885	-	7,634
Unrealized gain	819	1,070	52	3,014	3,058	8,013
Conversion of security from debt to equity	-	-	(2,715)	2,715	-	-
Fair value, end of period	$107,817	$47,176	$12,453	$56,039	$63,395	$286,880
Weighted average yield on debt investments at end of period						10.28%
Weighted average yield on total investments at end of period						10.49%

Results of Operations

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase (decrease) in net assets from operations” and consists of three elements.  The first is “Net investment income (loss),” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain (loss) on investments before income tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost.  The third element is the “Net change in unrealized appreciation on investments, net of tax” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain (loss) on investments before income tax” and “Net change in unrealized appreciation on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Comparison of years ended March 31, 2018 and March 31, 2017

	Year ended March 31,		Net Change
	2018	2017	Amount	%
	(in thousands)
Total investment income	$35,126	$23,474	$11,652	49.6%
Interest expense	(4,875)	(989)	(3,886)	392.9%
Other operating expenses	(13,823)	(12,818)	(1,005)	7.8%
Income before taxes	16,428	9,667	6,761	69.9%
Income tax expense	195	1,779	(1,584)	(89.0)%
Net investment income	16,233	7,888	8,345	105.8%
Net realized gain on investments before income tax	1,582	7,896	(6,314)	(80.0)%
Net change in net unrealized appreciation on investments, net of tax	21,492	7,690	13,802	179.5%
Net increase in net assets from operations	$39,307	$23,474	$15,833	67.4%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period.  For the year ended March 31, 2018, total investment income was $35.1 million, a $11.7 million, or 49.6%, increase over total investment income of $23.5 million for the year ended March 31, 2017.  The increase was primarily due to a $9.4 million, or 76.0% increase in interest income generated from our debt investments due to a 42.6% increase in the cost basis of debt investments held from $166.1 million to $236.8 million year over year in addition to an increase in the weighted average yield on debt investments from 10.28% to 11.46%.

We receive management fees primarily from our controlled affiliate investments which aggregated $0.4 million for both the years ended March 31, 2018 and 2017. We also received other miscellaneous fees and income of approximately $0.5 million and $0.6 million during the years ended March 31, 2018 and 2017, respectively, related primarily to other portfolio company activity.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation), and general and administrative expenses.

Interest and Fees on our Borrowings

For the year ended March 31, 2018, total interest expense was $4.9 million, an increase of $3.9 million as compared to the total interest expense of $1.0 million for the year ended March 31, 2017. The increase was primarily attributable to an increase of $24.4 million in average borrowings on our Credit Facility during the year ended March 31, 2018, as well as the additional $57.5 million of December 2022 Notes.

Salaries, General and Administrative Expenses

For the year ended March 31, 2018, total employee compensation expense (including both cash and share-based compensation) was $9.2 million, a $1.0 million, or 12.4%, increase over total employee compensation expense of $8.2 million for the year ended March 31, 2017. The increase was primarily due to an increase in headcount, as well as additional restricted stock award grants. For both the years ended March 31, 2018 and 2017, total general and administrative expense was $4.6 million.

Net Investment Income

For the year ended March 31, 2018, net investment income was $16.2 million, an $8.3 million, or 105.8%, increase over net investment income of $7.9 million for the year ended March 31, 2017. The increase was driven by an $11.7 million increase in total investment income and a $1.6 million decrease in income tax expense primarily due to the tax reform, offset by a $3.9 million increase in interest expense and a $1.0 million increase in employee compensation expense.

Increase in Net Assets from Operations

During the fiscal year ended March 31, 2018, we recognized realized gains on investments before income tax totaling $1.6 million, which consisted of gains on the partial repayments of five non-control/non-affiliate investments and full repayments on 13 non-control/non-affiliate investments.

In addition, for the fiscal year ended March 31, 2018, we recorded a net increase in unrealized appreciation on investments, net of tax, totaling $21.5 million, consisting of net unrealized appreciation on our current portfolio of $22.0 million, the reversal of $0.6 million of net unrealized appreciation recognized in prior periods due to the realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.1 million. Net unrealized appreciation on our current portfolio included unrealized gains on TitanLiner, Inc. of $20.3 million and Media Recovery, Inc. of $5.3 million, partially offset by unrealized losses on Deepwater Corrosion Services of $5.3 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the fiscal year ended March 31, 2017, we recognized realized gains on investments before income tax totaling $7.9 million, which consisted of net gains on the partial repayments of 22 non-control/non-affiliate investments, full repayments on five non-control/non-affiliate investments and the sale of certain equity securities.

In addition, for the fiscal year ended March 31, 2017, we recorded a net increase in unrealized appreciation, net of tax, on investments totaling $7.7 million, consisting of net unrealized appreciation on our current portfolio of $12.5 million, the reversal of $4.5 million of net unrealized appreciation recognized in prior periods due to the realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.3 million. Net unrealized appreciation on our current portfolio included unrealized gains on Media Recovery, Inc. of $5.6 million, Deepwater Corrosion Services, Inc. of $4.9 million and I-45 SLF LLC of $3.1 million, partially offset by unrealized losses on TitanLiner, Inc. of $3.3 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

Comparison of years ended March 31, 2017 and March 31, 2016

	Year ended March 31,		Net Change
	2017	2016	Amount	%
	(in thousands)
Total investment income	$23,474	$9,160	$14,314	156.3%
Interest expense	(989)	-	(989)	100.0%
Other operating expenses	(12,818)	(21,125)	8,307	(39.3)%
Income (loss) before taxes	9,667	(11,965)	21,632	180.8%
Income tax expense (benefit)	1,779	(1,278)	3,057	239.2%
Net investment income (loss)	7,888	(10,687)	18,575	173.8%
Net realized gain (loss) on investments before income tax	7,896	(10,802)	18,698	173.1%
Net change in net unrealized appreciation on investments, net of tax	7,690	16,089	(8,399)	(52.2)%
Net increase (decrease) in net assets from operations	$23,474	$(5,400)	$28,874	534.7%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period.  For the year ended March 31, 2017, total investment income was $23.5 million, a $14.3 million, or 156.3%, increase over total investment income of $9.2 million for the year ended March 31, 2016.  This increase was primarily due to a $7.9 million, or 173.2%, increase in interest income generated from our debt investments due to a 78% increase in the cost basis of debt investments held from $93.4 million to $166.1 million year over year, partially offset by a decrease in the weighted average yield on debt investments from 10.67% to 10.28% year over year. Additionally, there was a $6.4 million, or 184.0%, increase in dividend income due to dividends received from I-45 SLF LLC and Media Recovery, Inc. Total investment income also includes interest income we earn from the short-term investment of cash funds, and the annual amount of such income varies based upon the average level of funds invested during the year and fluctuations in short-term interest rates.  During the two years ended March 31, we had interest income from cash and cash equivalents of $0.2 million in 2017 and $0.4 million in 2016.

We receive management fees primarily from our controlled affiliate investments which aggregated $0.4 million in 2017 and $0.7 million in 2016. We also received other miscellaneous income of approximately $0.6 million and $0.1 million during the years ended March 31, 2017 and 2016, respectively, related primarily to other portfolio company activity.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation), and general and administrative expenses.

Interest and Fees on our Borrowings

For the year ended March 31, 2017, total interest expense was $1.0 million. We entered into the Credit Facility in August 2016. As such, there was no interest expense incurred during the year ended March 31, 2016.

Salaries, General and Administrative Expenses

For the year ended March 31, 2017, total employee compensation expense (including both cash and share-based compensation) was $8.2 million, a $1.6 million, or 16.2%, decrease from the total employee compensation expense of $9.8 million for the year ended March 31, 2016. The decrease was primarily due to approximately $1.6 million of compensation expense incurred in fiscal 2016 for employees who transferred to CSWI following the Share Distribution. For the year ended March 31, 2017, total general and administrative expense was $4.6 million, a $6.7 million, or 59.4%, decrease over total general and administrative expenses of $11.3 million for the year ended March 31, 2016.    The decrease was primarily due to expenses of $7.0 million related to the Share Distribution.

Net Investment Income/Loss

For the year ended March 31, 2017, net investment income was $7.9 million, a $18.6 million, or 173.8%, increase over net investment loss of $10.7 million during the fiscal year ended March 31, 2016, primarily as a result of the $14.3 million increase in total investment income and the $7.3 million decrease in operating expenses.

Increase/Decrease in Net Assets from Operations

During the fiscal year ended March 31, 2017, we recognized realized gains on investments before income tax totaling $7.9 million, which consisted of net gains on the partial repayments of 22 non-control/non-affiliate investments, full repayments on five non-control/non-affiliate investments and the sale of certain equity securities.

In addition, for the fiscal year ended March 31, 2017, we recorded a net increase in unrealized appreciation on investments totaling $7.7 million, consisting of net unrealized appreciation on our current portfolio of $12.5 million, the reversal of $4.5 million of net unrealized appreciation recognized in prior periods due to the realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.3 million. Net unrealized appreciation on our current portfolio included unrealized gains on Media Recovery, Inc. of $5.6 million, Deepwater Corrosion Services, Inc. of $4.9 million and I-45 SLF LLC of $3.1 million, partially offset by unrealized losses on TitanLiner, Inc. of $3.3 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the fiscal year ended March 31, 2016, we recognized a total net realized loss before income taxes of $10.8 million consisting of the difference between $19.7 million of proceeds from disposition of investments and $30.5 million of cost from four partial repayments of investments and the disposition of 12 investments.

In addition, for the fiscal year ended March 31, 2016, we recorded a net increase in unrealized appreciation on investments of $16.1 million, consisting of net unrealized appreciation on our current portfolio of $7.6 million and the reversal of $8.5 million of net unrealized appreciated recognized in prior periods due to the realized gains and losses noted above.

Financial Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from cash flows from operations, the net proceeds of public offerings of debt securities and advances from the Credit Facility. Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities. Any repurchase or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or, pursuant to recent legislation, 150% if certain requirements are met as described in the Business Section under “Regulation as a Business Development Company—Senior Securities”) after such borrowing. As of March 31, 2018, our asset coverage was 416%.

Cash Flows

For the year ended March 31, 2018, we experienced a net decrease in cash and cash equivalents in the amount of $14.5 million. During that period, our operating activities used $63.9 million in cash, consisting primarily of new portfolio investments of $166.2 million, partially offset by $82.5 million of repayments received from debt investments in portfolio companies. In addition, our financing activities increased cash by $49.4 million, consisting primarily of proceeds from the issuance of the December 2022 Notes of $55.8 million and net borrowings under the Credit Facility of $15.0 million, partially offset by cash dividends paid in the amount of $18.6 million. At March 31, 2018, the Company had cash and cash equivalents of approximately $7.9 million.

For the year ended March 31, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $73.6 million. During that period, our operating activities used $89.6 million in cash, consisting primarily of new portfolio investments of $145.8 million, partially offset by $44.6 million of sales and repayments received from debt investments in portfolio companies and $7.7 million in proceeds from sales of equity investments in portfolio companies. In addition, our financing activities increased cash by $16.0 million, consisting primarily of proceeds from the Credit Facility of $25.0 million, partially offset by cash dividends paid in the amount of $6.0 million and debt issuance costs paid of $2.5 million. At March 31, 2017, the Company had cash and cash equivalents of approximately $22.4 million.

Financing Transactions

Credit Facility

In August 2016, CSWC entered into the Credit Facility to provide additional liquidity to support its investment and operational activities, which included total commitments of $100.0 million. The Credit Facility contains an accordion feature that allows CSWC to increase the total commitments under the facility up to $150.0 million from new and existing lenders on the same terms and conditions as the existing commitments. In August 2017, we increased our total commitments by $15 million through adding an additional lender using the accordion feature.

On November 16, 2017, CSWC entered into Amendment No. 1 (the “Amendment”) to its Credit Facility. Prior to the Amendment, borrowings under the Credit Facility accrued interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 3.25% with no LIBOR floor. CSWC paid unused commitment fees of 0.50% to 1.50% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Amendment (1) increased the total borrowing capacity under the Credit Facility to $180.0 million, with commitments from a diversified group of eight lenders, (2) increased the Credit Facility’s accordion feature that allows for an increase in total commitments of up to $250 million under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments, (3) reduced the interest rate on borrowings to LIBOR plus 3.00%, with a step-down to LIBOR plus 2.75% at the time the Company’s net worth exceeds $325 million, (4) reduced unused commitment fees to a range of 0.50% to 1.0% per annum based on utilization, and (5) extended the Credit Facility’s revolving period that ended on August 30, 2019 through November 16, 2020. Additionally, the final maturity of the Credit Facility was extended from August 30, 2020 to November 16, 2021. Subsequent to March 31, 2018, on April 16, 2018 and May 11, 2018, CSWC entered into Incremental Assumption Agreements, which increased the total commitments under the Credit Facility by $20 million and $10 million, respectively. The increases were executed under the accordion feature of the Credit Facility and increased total commitments from $180 million to $210 million.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining a minimum shareholders’ equity, (4) maintaining a minimum consolidated net worth, (5) maintaining an asset coverage of not less than 200%, (6) maintaining a consolidated interest coverage ratio of at least 2.5 to 1.0, and (7) at any time the outstanding advances exceed 90% of the borrowing base, maintaining a minimum liquidity of not less than 10% of the covered debt amount.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of March 31, 2018, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At March 31, 2018, CSWC had $40.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $3.7 million and $1.0 million, respectively, for the years ended March 31, 2018 and 2017. The weighted average interest rate on the Credit Facility was 4.66% and 4.28%, respectively, for the years ended March 31, 2018 and 2017. Average borrowings for the years ended March 31, 2018 and 2017 were $42.2 million and $17.8 million, respectively. As of March 31, 2018 and 2017, CSWC was in compliance with all financial covenants under the Credit Facility.

December 2022 Notes

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

As of March 31, 2018, the carrying amount of the December 2022 Notes was $55.3 million. As of March 31, 2018, the fair value of the December 2022 Notes was $58.4 million. The fair value is based on the closing price of the security of The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs, of $1.2 million for the year ended March 31, 2018.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to a limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act or any successor provision thereto after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of March 31, 2018, the Company was in compliance with all covenants of the December 2022 Notes.

Equity Capital Activities

In January 2016, our board of directors approved a share repurchase program authorizing us to repurchase up to $10 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with Rules 10b-18 under the Exchange Act. As of March 31, 2018, we had repurchased a total of 35,911 shares of our common stock in the open market under the stock repurchase program, at an average price of $16.37, including commissions paid, leaving approximately $9.4 million available for additional repurchases under the program.

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

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.

OFF-BALANCE SHEET ARRANGEMENTS

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2018, we had a total of approximately $11.6 million in currently unfunded commitments, consisting of $3.2 million in equity capital commitments to I-45 SLF LLC that had not been fully called, a $2.0 million revolver to Clickbooth.com, a $2.0 million revolver to ITA Holdings Group, LLC, a $0.9 million delayed draw term loan to LGM Pharma, a $1.5 million revolver to Prism Spectrum Holdings LLC, and a $2.0 million revolver to Zenfolio Inc. We believe our assets will provide adequate coverage to satisfy these commitments. As of March 31, 2018, we had cash and cash equivalents of $7.9 million and $140 million in available borrowings under the Credit Facility.

Contractual Obligations

As shown below, we had the following contractual obligations as of March 31, 2018.  For information on our unfunded investment commitments, see Note 12 of the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(In thousands)
		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,019	$248	$771	$-	$-
Credit Facility (1)	47,350	2,022	45,328	-	-
December 2022 Notes (2)	73,846	3,469	10,416	59,961	-
Total	$122,215	$5,739	$56,515	$59,961	$-

(1)	Amounts include interest payments calculated at an average rate 5.00% of outstanding Credit Facility borrowings, which were $40.0 million as of March 31, 2018.
(2)	Includes interest payments.

RECENT DEVELOPMENTS

On April 2, 2018, CSWC paid regular dividends declared on February 28, 2018 in the amount of $4.5 million, or $0.28 per share.

On April 16, 2018 and May 11, 2018, CSWC entered into Incremental Assumption Agreements, which increased the total commitments under the Credit Facility by $20 million and $10 million, respectively. The increases were executed under the accordion feature of the Credit Facility and increased total commitments from $180 million to $210 million.

On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be decreased from 200% to 150%, effective April 25, 2019. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, effective April 25, 2019.

On June 1, 2018,  the Company’s Board of Directors declared a  $0.29 dividend per share for the quarter ended June 30, 2018.  The record date for the dividend is June 26, 2018. The payment date for the dividend is July 2, 2018.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. However, the interest rates on our December 2022 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2018, we were not a party to any hedging arrangements.

As of March 31, 2018, approximately 92.1% of our debt investment portfolio (at fair value) bore interest at floating rates, of which 94.2% were subject to contractual minimum interest rates. A hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $2.4 million, or $0.15 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could decrease our net investment income by a maximum of $2.4 million, or $0.15 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 3.00%, with a step-down to LIBOR plus 2.75% at the time the Company’s net worth exceeds $325 million. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including future borrowings that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Capital Southwest Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Capital Southwest Corporation and Subsidiaries (the Company) as of March 31, 2018, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended, the related notes to the consolidated financial statements, and the Schedule of Investments in and Advances to Affiliates of the Company listed in Schedule 12-14 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related Schedule of Investments in and Advances to Affiliates, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated June 5, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of March 31, 2018, by correspondence with the custodians, portfolio companies or agents or by other appropriate procedures where replies from custodians, portfolio companies or agents were not received. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Chicago, Illinois

June 5, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Capital Southwest Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Capital Southwest Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of March 31, 2018, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended, the related notes to the consolidated financial statements, and our report dated June 5, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Chicago, Illinois

June 5, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Capital Southwest Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Capital Southwest Corporation (a Texas corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments, as of March 31, 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended March 31, 2017 and the selected per share data and ratios for each of the four years in the period ended March 31, 2017. Our audits of the basic consolidated financial statements included the Schedule of Investments In and Advances to Affiliates listed in the index appearing under Item 15(2). These financial statements, per share data and ratios, and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, per share data and ratios, and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements, including the consolidated schedules of investments, referred to above present fairly, in all material respects, the financial position of Capital Southwest Corporation and subsidiaries as of March 31, 2017, and the results of their operations, changes in their net assets and their cash flows for each of the two years in the period ended March 31, 2017, and the selected per share data and ratios for each of the four years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Dallas, Texas

June 1, 2017

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands except share and per share data)

	March 31,	March 31,
	2018	2017

Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $200,981 and $172,437, respectively)	$199,949	$175,731
Affiliate investments (Cost: $51,648 and $5,925, respectively)	53,198	7,138
Control investments (Cost: $82,768 and $72,178, respectively)	139,948	104,011
Total investments (Cost: $335,397 and $250,540, respectively)	393,095	286,880
Cash and cash equivalents	7,907	22,386
Receivables:
Dividends and interest	5,219	3,137
Escrow	119	545
Other	447	626
Income tax receivable	109	-
Deferred tax asset	2,050	2,017
Debt issuance costs (net of accumulated amortization of $1,041 and $366, respectively)	2,575	2,137
Other assets	5,969	8,024
Total assets	$417,490	$325,752

Liabilities
Notes (Par value: $57,500 and $ -, respectively)	$55,305	$-
Credit facility	40,000	25,000
Other liabilities	6,245	5,996
Dividends payable	4,525	7,191
Accrued restoration plan liability	2,937	2,170
Deferred income taxes	190	323
Total liabilities	109,202	40,680

Commitments and contingencies (Note 12)

Net Assets
Common stock, $0.25 par value per share: authorized, 25,000,000 shares; issued, 18,501,298 shares at March 31, 2018 and 18,350,808 shares at March 31, 2017	4,625	4,588
Additional capital	260,713	261,472
Accumulated net investment income (loss)	6,147	(1,457)
Accumulated net realized gain	3,231	8,390
Unrealized appreciation on investments, net of income taxes	57,509	36,016
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	308,288	285,072
Total liabilities and net assets	$417,490	$325,752
Net asset value per share (16,161,786 shares outstanding at March 31, 2018 and 16,011,296 shares outstanding at March 31, 2017)	$19.08	$17.80

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	Years Ended March 31,
	2018	2017	2016
Investment income
Interest income:
Non-control/Non-affiliate investments	$18,257	$11,739	$4,172
Affiliate investments	3,513	560	135
Control investments	82	116	237
Dividend income:
Non-control/Non-affiliate investments	-	20	-
Affiliate investments	127	163	-
Control investments	12,254	9,726	3,489
Interest income from cash and cash equivalents	21	166	386
Fees and other income	872	984	741
Total investment income	35,126	23,474	9,160
Operating expenses:
Compensation	7,013	6,330	7,310
Spin-off compensation plan	517	690	1,303
Share-based compensation	1,708	1,197	1,181
Interest	4,875	989	-
Professional fees	1,580	1,774	1,749
Net pension expense (benefit)	164	166	(99)
Spin-off professional fees	-	-	7,040
General and administrative	2,841	2,661	2,641
Total operating expenses	18,698	13,807	21,125
Income (loss) before taxes	16,428	9,667	(11,965)
Income tax expense (benefit)	195	1,779	(1,278)
Net investment income (loss)	$16,233	$7,888	$(10,687)

Realized gain (loss)
Non-control/Non-affiliate investments	1,492	3,992	(9,575)
Affiliate investments	90	3,876	(1,458)
Control investments	-	28	231
Total net realized gain (loss) on investments before income tax	1,582	7,896	(10,802)

Change in unrealized appreciation of investments
Non-control/Non-affiliate investments	(4,325)	(884)	5,585
Affiliate investments	337	184	2,860
Control investments	25,347	8,713	7,644
Income tax provision	133	(323)	-
Total net change in unrealized appreciation of investments, net of tax	21,492	7,690	16,089

Net realized and unrealized gains on investments	$23,074	$15,586	$5,287

Net increase (decrease) in net assets from operations	$39,307	$23,474	$(5,400)

Pre-tax net investment income (loss) per share - basic and diluted	$1.02	$0.61	$(0.76)
Net investment income (loss) per share - basic and diluted	$1.01	$0.50	$(0.68)
Net increase (decrease) in net assets from operations - basic and diluted	$2.45	$1.48	$(0.35)
Weighted average shares outstanding – basic	16,073,642	15,824,879	15,635,597
Weighted average shares outstanding – diluted	16,138,541	15,877,331	15,723,617

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(In thousands)

	Years Ended March 31,
	2018	2017	2016
Operations:
Net investment income (loss)	$16,233	$7,888	$(10,687)
Net realized gain (loss) on investments	1,582	7,896	(10,802)
Net change in unrealized appreciation on investments, net of tax	21,492	7,690	16,089
Net increase (decrease) in net assets from operations	39,307	23,474	(5,400)
Distributions from:
Undistributed net investment income	(12,905)	(8,132)	(625)
Realized gains	(3,015)	(4,428)	(1,544)
Taxes incurred on deemed capital gain distributions	-	-	(2,948)
Distributions of CSW Industrials, Inc.
Decrease in unrealized appreciation related to spin-off investments	-	-	(458,338)
Distribution from additional capital for spin-off	-	-	(26,279)
Spin-Off Compensation Plan distribution, net of tax of $ - , $692 and $ - for the years ended March 31, 2018, 2017 and 2016, respectively	(517)	(1,175)	(1,261)
Capital share transactions:
Change in restoration plan liability	(813)	(6)	-
Exercise of employee stock options	125	1,507	431
Share-based compensation expense	1,708	1,197	1,181
Common stock withheld for payroll taxes upon vesting of restricted stock	(86)	-	-
Repurchase of common stock	(588)	-	-
Increase (decrease) in net assets	23,216	12,437	(494,783)
Net assets, beginning of year	285,072	272,635	767,418
Net assets, end of year	$308,288	$285,072	$272,635

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended March 31,
	2018	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$39,307	$23,474	$(5,400)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(166,181)	(145,778)	(123,014)
Proceeds from sales and repayments of debt investments in portfolio companies	82,489	44,568	529
Proceeds from sales and return of capital of equity investments in portfolio companies	104	7,692	19,637
Payment of accreted original issue discounts	1,477	1,218	12
Depreciation and amortization	927	459	86
Net pension benefit	(46)	(41)	(308)
Realized (gain) loss on investments before income tax	(1,582)	(7,896)	10,802
Net change in unrealized appreciation on investments	(21,359)	(8,013)	(16,089)
Accretion of discounts on investments	(857)	(434)	(96)
Payment-in-kind interest and dividends	(306)	(63)	-
Stock option and restricted awards expense	1,708	1,197	1,181
Deferred income taxes	(537)	1,813	(363)
Changes in other assets and liabilities:
(Increase) decrease in dividend and interest receivable	(2,082)	(1,385)	(1,675)
Decrease (increase) in escrow receivables	426	2,860	(570)
Decrease (increase) in other receivables	180	(127)	1,173
(Increase) decrease in tax receivable	(109)	1,010	(915)
Decrease (increase) in other assets	1,958	(6,775)	(601)
Increase in other liabilities	620	602	165
Increase (decrease) in payable for unsettled transaction	-	(3,940)	3,940
Net cash used in operating activities	(63,863)	(89,559)	(111,506)
Cash flows from financing activities
Borrowings under credit facility	76,000	25,000	-
Repayments of credit facility	(61,000)	-	-
Debt issuance costs paid	(1,739)	(2,503)	-
Proceeds from notes	55,775	-	-
Taxes incurred on deemed capital gain distribution	-	-	(2,948)
Dividends to shareholders	(18,586)	(5,994)	(1,544)
Proceeds from exercise of employee stock options	125	1,507	431
Common stock withheld for payroll taxes upon vesting of restricted stock	(86)	-	-
Repurchase of common stock	(588)	-	-
Spin-off Compensation Plan distribution	(517)	(2,034)	(1,261)
Cash distribution to CSW Industrials, Inc.	-	-	(13,000)
Net cash provided by (used in) financing activities	49,384	15,976	(18,322)
Net decrease in cash and cash equivalents	(14,479)	(73,583)	(129,828)
Cash and cash equivalents at beginning of year	22,386	95,969	225,797
Cash and cash equivalents at end of year	$7,907	$22,386	$95,969
Supplemental cash flow disclosures:
Cash paid for income taxes	$708	$289	$2,948
Cash paid for interest	3,405	325	-
Supplemental disclosure of noncash financing activities:
Dividends declared, not yet paid	$4,525	$7,191	$625
Noncash adjustment to realized gain for escrow receivable	-	118	-
Cost of Investments spun-off[1]	-	-	6,981
Decrease in unrealized appreciation due to spin-off of CSWI[1]	-	-	458,338
Net pension assets[1]	-	-	9,687
Change in deferred tax liabilities[1]	-	-	3,391
Spin-off Compensation Plan distribution accrued, not yet paid	-	345	513
[1]	These non-cash items are related to the spin-off of CSW Industrials, Inc. at September 30, 2015.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien	Healthcare services	L+6.75% (Floor 1.00%), Current Coupon 8.52%	6/30/2023	$9,321,875	$9,110,902	$9,485,008
AG KINGS HOLDINGS INC.[8]	First Lien	Food, agriculture & beverage	L+9.40% (Floor 1.00%), Current Coupon 11.21%	8/8/2021	9,650,000	9,507,562	9,437,700
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	2/1/2023	10,100,000	9,916,216	9,807,100
	2.65% membership interest		-	-	-	2,500,000	1,996,000
						12,416,216	11,803,100
AMERICAN TELECONFERENCING SERVICES, LTD.	First Lien	Telecommunications	L+6.50% (Floor 1.00%), Current Coupon 8.29%	12/8/2021	6,378,173	6,238,734	6,376,578
	Second Lien		L+9.50% (Floor 1.00%), Current Coupon 11.20%	6/6/2022	2,005,714	1,941,047	1,918,806
						8,179,781	8,295,384
AMWARE FULFILLMENT LLC[17]	First Lien	Distribution	L+12.00% (Floor 1.00%), Current Coupon 14.02%	5/21/2019	13,478,333	13,284,488	12,939,200
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.00% (Floor 1.00%), Current Coupon 10.02%	3/9/2022	13,036,418	12,817,614	12,899,536
	900,000 shares of common stock		-	-	-	900,000	874,000
						13,717,614	13,773,536
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+6.00% (Floor 1.00%), Current Coupon 7.88%	8/23/2022	4,925,000	4,886,550	4,836,350
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%, Current Coupon 11.19%	7/8/2020	12,922,365	12,669,652	12,767,297
CLICKBOOTH.COM, LLC	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%), Current Coupon 10.19%	12/5/2022	17,390,625	17,059,608	17,442,797
	Revolving Loan[15]		L+8.50% (Floor 1.00%)	12/5/2022	-	(18,719)	-
						17,040,889	17,442,797
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	-	-	-	8,000,000	4,629,000
DELPHI INTERMEDIATE HEALTHCO, LLC	First Lien	Healthcare services	L+7.50% (Floor 1.00%), Current Coupon 9.27%	10/3/2022	7,406,250	7,336,879	7,265,531

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment [2]	Industry	Rate [3]	Maturity	Principal	Cost	Value [4]
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.50% (Floor 1.00%), Current Coupon 8.61%	2/12/2021	6,285,443	6,273,415	6,285,443
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%), Current Coupon 10.63%	8/26/2023	3,000,000	2,949,611	3,000,000
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%), Current Coupon 10.17%	11/15/2022	9,975,000	9,787,481	9,955,050
	Delayed Draw Term Loan[18]		L+8.50% (Floor 1.00%), Current Coupon 10.29%	11/15/2022	1,300,000	1,274,815	1,297,400
	110,000 units of Class A common stock[9]		-	-	-	1,100,000	1,100,000
						12,162,296	12,352,450
LIGHTING RETROFIT INTERNATIONAL, LLC	First Lien	Environmental services	L+9.25% (Floor 1.00%), Current Coupon 10.94%	6/30/2022	14,625,000	14,487,144	14,361,750
	396,825 shares of Series B preferred stock		-	-	-	500,000	376,000
						14,987,144	14,737,750
PRE-PAID LEGAL SERVICES, INC.	Second Lien	Consumer services	L+9.00% (Floor 1.25%), Current Coupon 10.88%	7/1/2020	5,000,000	4,967,603	5,000,000
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%), Current Coupon 11.28%	12/20/2025	10,500,000	9,778,956	9,817,500
RESTAURANT TECHNOLOGIES, INC.	Second Lien	Business services	L+8.75% (Floor 1.00%), Current Coupon 10.69%	11/23/2023	3,500,000	3,454,894	3,493,000
JVMC HOLDINGS CORP. [14]	First Lien	Financial services	L+8.02% (Floor 1.00%), Current Coupon 9.90%	5/5/2022	7,218,750	7,156,878	7,215,141
TAX ADVISORS GROUP, LLC[13]	Senior subordinated debt	Financial services	10.00% / 2.00% PIK	12/23/2022	4,600,000	4,517,884	4,600,000
	143.3 Class A units[9]		-	-	-	541,176	886,000
						5,059,060	5,486,000
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%), Current Coupon 12.02%	2/16/2022	8,112,500	7,434,072	8,193,625
	Warrants (Expiration - February 17, 2027)		-	-	-	886,000	1,682,000
						8,320,072	9,875,625
WASTEWATER SPECIALTIES, LLC	First Lien[16]	Industrial services	L+12.25% (Floor 1.00%), Current Coupon 13.90%	4/18/2022	9,863,582	9,720,600	10,011,536

Total Non-control/Non-affiliate Investments						$200,981,062	$199,949,348
Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	Senior subordinated debt	Business services	12.00% / 1.00% PIK	7/4/2021	$4,511,259	$4,450,704	$4,375,922
	1,500,000 units of Class A-1 common stock[9]		-	-	-	1,500,000	1,934,000
						5,950,704	6,309,922
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+9.90% (Floor 1.00%), Current Coupon 12.10%	2/1/2022	17,500,000	17,103,533	17,500,000

			Current
	Type of		Interest				Fair
Portfolio Company [1]	Investment [2]	Industry	Rate [3]	Maturity	Principal	Cost	Value [4]
	1,089 Preferred units		12% PIK	-	-	1,235,651	1,879,000
						18,339,184	19,379,000
ITA HOLDINGS GROUP, LLC[13]	First Lien	Transportation & logistics	L+8.50% (Floor 1.00%, Current Coupon 10.32%)	2/14/2023	9,500,000	9,313,995	9,313,995
	Revolving Loan[19]		L+8.50% (Floor 1.00%)	2/14/2023	-	(9,748)	-
	Delayed Draw Term Loan		L+8.50% (Floor 1.00%, Current Coupon 10.32%)	2/14/2023	1,500,000	1,470,378	1,470,378
	9.25% Class A Membership Interest[9]		-	-	-	1,500,000	1,500,000
						12,274,625	12,284,373
ZENFOLIO INC.	First Lien	Business services	L+9.00% (Floor 1.00%), Current Coupon 10.69%	7/17/2022	13,432,500	13,200,549	13,325,040
	Revolving Loan[15]		L+9.00% (Floor 1.00%)	7/17/2022	-	(17,174)	-
	190 shares of common stock		-	-	-	1,900,000	1,900,000
						15,083,375	15,225,040

Total Affiliate Investments						$51,647,888	$53,198,335

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	-	-	-	$64,800,000	$67,113,368
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	-	-	-	800,000	6,370,748
	4,000,002 shares of common stock		-	-	-	4,615,000	36,751,252
						5,415,000	43,122,000
PRISM SPECTRUM HOLDINGS, LLC[13]	First Lien	Environmental services	L+9.50% (Floor 2.25%), Current Coupon 11.75%	2/6/2023	4,325,177	4,240,522	4,240,522
	Revolving Loan[20]		L+9.50% (Floor 2.25%), Current Coupon 11.75%	2/6/2023	500,000	490,290	490,290
	57.25 Class A units[9]		-	-	-	1,691,674	1,691,674
						6,422,486	6,422,486
TITANLINER, INC.	1,189,609 shares of Series B convertible preferred stock	Energy services (upstream)	6% PIK	-	-	2,925,960	11,362,000
	339,277 shares of Series A convertible preferred stock		-	-	-	3,204,222	11,928,000
						6,130,182	23,290,000
Total Control Investments						$82,767,668	$139,947,854

TOTAL INVESTMENTS[12]						$335,396,618	$393,095,537

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
[2]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.
[3]

The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2018.  Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind (“PIK”) interest.

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

[5]

Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. At March 31, 2018, approximately 50.9% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 64.9%.

[6]

Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2018, approximately 13.5% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 17.3%.

[7]

Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained. At March 31, 2018, approximately 35.6% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 45.4%.

[8]	The investment is structured as a first lien last out term loan.
[9]

Indicates assets that are considered “non-qualifying assets” under section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2018, approximately 18.0% of the Company’s investment assets are non-qualifying assets.

[10]	The investment has approximately $3.2 million unfunded commitment as of March 31, 2018.
[11]	Income producing through dividends on distributions.
[12]

As of March 31, 2018, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $62.4 million; cumulative gross unrealized depreciation for federal income tax purposes is $4.9 million.  Cumulative net unrealized appreciation is $57.5 million, based on a tax cost of $335.6 million.

[13]

ITA Holdings Group, LLC membership interest, LGM Pharma, LLC Class A common stock, Prism Spectrum Holdings LLC Class A units, Tax Advisors Group, LLC Class A units and Chandler Signs, LP Class A-1 common stock are held through a wholly-owned taxable subsidiary.

[14]	The investment is structured as a first lien first out term loan.
[15]	The investment has approximately $2.0 million unfunded commitment as of March 31, 2018.
[16]	As of March 31, 2018, the investment is paying default interest at a rate of 3.0% per annum.
[17]	As of March 31, 2018, the investment is paying default interest at a rate of 2.5% per annum.
[18]	The investment has approximately $0.9 million unfunded commitment as of March 31, 2018.
[19]	The investment has approximately $2.0 million unfunded commitment as of March 31, 2018.
[20]	The investment has approximately $1.5 million unfunded commitment as of March 31, 2018.

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

Notes to Consolidated Financial Statements

1.     ORGANIZATION AND BASIS OF PRESENTATION

References in this Annual Report on Form 10-K to “we,” “our,” “us,” “CSWC,” or the “Company” refer to Capital Southwest Corporation, unless the context requires otherwise.

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

We have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986 (the “Code”). As such, we are not required to pay corporate-level U.S federal income tax on our investment income. We intend to maintain our RIC status, which requires that we qualify annually as a RIC by meeting certain specified requirements.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior and subordinated investments in the lower middle market, as well as first and second lien syndicated loans in upper middle market companies.  Our target lower middle market (“LMM”) companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 million and $15.0 million, and our LMM investments generally range in size from $5.0 million to $25.0 million. Our upper middle market (“UMM”) investments generally include syndicated first and second lien loans in companies with EBITDA generally greater than $50.0 million and typically range in size from $5.0 million to $15.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

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

Following the Share Distribution, we have maintained operations as an internally managed BDC and pursue a credit-focused investing strategy akin to similarly structured organizations. We intend to continue to provide capital to middle-market companies. In the future, we intend to invest primarily in debt securities, including senior debt, second lien and subordinated debt, and may also invest in preferred stock and common stock alongside our debt investments or through warrants.

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

Portfolio Investment Classification

We classify our investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Control Investments” are generally defined as investments in which we own more than 25% of the voting securities or have rights to maintain greater than 50% of the board representation; “Affiliate investments” are generally defined as investments in which we own between 5% and 25% of the voting securities; and “Non-Control/Non-Affiliate investments” are generally defined as investments that are neither “Control Investments” nor “Affiliate Investments.”

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our assets in qualifying assets. As of March 31, 2018, the Company has 82.0% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

(2) Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”).

(3) Diversify our holdings in accordance with two Diversification Tests: (a) Diversify our holdings such that at the end of each quarter of the taxable year at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and such other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (b) Diversify our holdings such that no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).

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

This quarter we satisfied all RIC tests and have 17.0% in nonqualified assets according to measurement criteria established in Section 851(d) of the Internal Revenue Code (as amended, the “IRC”).

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

Investments Investments are stated at fair value and are reviewed and approved by our Board of Directors as described in the footnotes to the Consolidated Schedule of Investments and Notes 3 and 4 below.  Investments are recorded on a trade date basis.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At March 31, 2018 and 2017, cash balances totaling $6.8 million and $19.6 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution.  Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income are evaluated quarterly for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis.  As of March 31, 2018 and 2017, we did not have any investments on non-accrual status or past due its contractual payment obligation.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income.  For the year ended March 31, 2018, approximately 2.4% of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the year ended March 31, 2017, approximately 1.8% of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

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

PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to stockholders to maintain its qualification as  a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. As of March 31, 2018 and 2017, we did not have any investments on non-accrual status and have not written off any accrued and uncollected PIK interest and dividends. For the years ended March 31, 2018 and 2017, approximately 0.9% and 0.3%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income.

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

In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. We may decide to retain some or all of our long-term capital gains in excess of the amount required to be distributed. If we retain the capital gains, they are subject to a corporate tax rate of 35% and are classified as a “deemed distribution” to our shareholders. With the tax reform legislation enacted on December 22, 2017 (the “Tax Reform”), deemed distributions will be subject to a corporate tax rate of 21% as of January 1, 2018. As an investment company that qualifies as a RIC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31.  Any capital gains actually distributed to shareholders are generally taxable to the shareholders as long-term capital gains. See Note 6 for further discussion.

CSMC, a wholly-owned subsidiary of CSWC, and the Taxable Subsidiary are not RICs and are required to pay taxes at the corporate rate of 34% as of December 31, 2017. Due to the Tax Reform, CSMC and the Taxable Subsidiary are now required to pay taxes at the corporate rate of 21% as of January 1, 2018. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of each of CSMC and the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740,  Income Taxes, (“ASC 740”) for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the years ended March 31, 2018, 2017 and 2016.

Deferred Taxes Deferred tax assets and liabilities are recorded for losses or income at our taxable subsidiaries using statutory tax rates. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. As such, we have accounted for the tax effects as a result of the enactment of the Tax Reform as of March 31, 2018. See Note 6 for further discussion.

Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by ASC Topic 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost on a straight-line basis for all share-based payments awards granted to employees.  The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. For restricted stock awards, we measured the grant date fair value based upon the market price of our common stock on the date of the grant. For restricted stock awards, we will amortize this fair value to share-based compensation expense over the vesting term. We recognized forfeitures as they occur. We issue new shares upon the exercise of stock options. The unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are participating securities and are included in the basic and diluted earnings per share calculation. On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees (the “Original Order”) .On August 22, 2017, we received an exemptive order that supersedes the Original Order (the “Exemptive Order”) and, in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan (the “2010 Plan”) and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan (the “2009 Plan”).

At the years ended March 31, 2018, 2017 and 2016, weighted-average basic shares were adjusted for the diluted effect of stock-based awards of 64,899, 52,452 and 88,020, respectively. For individual cash incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value of our Company. In connection with the Share Distribution, we entered into an Employee Matters Agreement (the “Employee Matters Agreement”) with CSWI. Under the Employee Matters Agreement, the value of individual cash incentive awards was determined based upon the net asset value of CSWC as of June 30, 2015. See Note 9 for further discussion.

Shareholder Distributions Distributions to common shareholders are recorded on the ex-dividend date.  The amount of distributions, if any, is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

Presentation Presentation of certain amounts on the Consolidated Financial Statements for the prior year comparative financial statements is updated to conform to the current period presentation.  This mainly includes disclosure of amounts at a more disaggregated level.

Recently Issued or Adopted Accounting Standards In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. While we continue to assess the effect of adoption, we currently believe the single change relates to the recognition of a new right-of-use asset and lease liability on our consolidated balance sheet for our office space operating lease. We currently have one operating lease for office space and do not expect a significant change in our leasing activity between now and adoption. See further discussion of our operating lease obligation in "Note 12 — Commitments and Contingences" in the notes to the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. CSWC is still completing its assessment; however, in evaluating the potential impact on its consolidated financial statements, the Company determined that its material financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the adoption of ASU 2014-09 will not have a significant impact to pretax income upon adoption or on the consolidated financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. The adoption of this new accounting standard will not have a material impact on the Company’s consolidated financial statements.

3.     INVESTMENTS

The following tables show the composition of the investment portfolio, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2018 and 2017:

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2018:
First lien loans[1]	$197,110	50.1%	63.9%	$194,820	58.1%
Second lien loans	23,229	5.9	7.5	23,092	6.9
Subordinated debt	18,783	4.8	6.1	18,885	5.6
Preferred equity	36,545	9.3	11.9	16,666	5.0
Common equity & warrants	50,315	12.8	16.3	17,134	5.1
I-45 SLF LLC[2]	67,113	17.1	21.8	64,800	19.3
	$393,095	100.0%	127.5%	$335,397	100.0%

March 31, 2017[3]:
First lien loans	$107,817	37.6%	37.8%	$106,799	42.6%
Second lien loans	47,176	16.5	16.6	46,856	18.7
Subordinated debt	12,453	4.3	4.4	12,402	4.9
Preferred equity	19,343	6.7	6.4	15,782	6.3
Common equity & warrants	36,696	12.8	13.2	7,901	3.2
I-45 SLF LLC[2]	63,395	22.1	22.2	60,800	24.3
	$286,880	100.0%	100.6%	$250,540	100.0%

[1]

Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of March 31, 2018 and 2017, the fair value of the first lien last out loans are $26.9 million and $21.8 million, respectively.

[2]

I-45 SLF LLC is a joint venture between CSWC and Main Street Capital.  This entity primarily invests in syndicated senior secured loans in the upper middle market.  The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 17 for further discussion.

[3]	Presentation of March 31, 2017 disclosure is updated to conform to the current period presentation.

The following tables show the composition of the investment portfolio by industry, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2018 and 2017:

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2018:
I-45 SLF LLC[1]	$67,113	17.1%	21.8%	$64,800	19.3%
Media, Marketing, & Entertainment	46,697	11.9	15.1	43,700	13.0
Industrial Products	43,122	11.0	14.0	5,415	1.6
Business Services	34,846	8.9	11.3	34,268	10.2
Energy Services (Upstream)	27,919	7.1	9.1	14,130	4.2
Distribution	26,713	6.8	8.7	27,002	8.1
Consumer Products and Retail	24,570	6.2	7.9	25,086	7.5
Environmental Services	21,160	5.4	6.9	21,410	6.4
Healthcare Services	16,751	4.3	5.4	16,448	4.9
Financial Services	12,701	3.2	4.1	12,216	3.6
Healthcare Products	12,353	3.1	4.0	12,162	3.6
Transportation & Logistics	12,284	3.1	4.0	12,275	3.7
Industrial Services	10,012	2.5	3.2	9,721	2.9
Food, Agriculture & Beverage	9,438	2.4	3.1	9,507	2.8
Telecommunications	8,295	2.1	2.7	8,180	2.4
Software & IT Services	6,285	1.6	2.0	6,273	1.9
Consumer Services	5,000	1.3	1.6	4,968	1.5
Restaurants	4,836	1.2	1.6	4,886	1.5
Paper & Forest Products	3,000	0.8	1.0	2,950	0.9
	$393,095	100.0%	127.5%	$335,397	100.0%

March 31, 2017:
I-45 SLF LLC[1]	$63,395	22.1%	22.2%	$60,800	24.3%
Industrial Products	44,664	15.6	15.7	12,269	4.9
Media, Marketing, & Entertainment	32,254	11.2	11.3	32,154	12.8
Distribution	20,911	7.3	7.3	20,835	8.3
Consumer Products & Retail	18,396	6.4	6.4	18,275	7.3
Business Services	13,999	4.9	4.9	12,843	5.1
Energy Services (Upstream)	12,733	4.4	4.5	13,963	5.6
Software & IT Services	11,958	4.2	4.2	11,825	4.7
Environmental Services	10,126	3.5	3.6	10,126	4.0
Food, Agriculture & Beverage	9,900	3.5	3.5	9,721	3.9
Paper & Forest Products	9,835	3.4	3.4	9,808	3.9
Gaming & Leisure	8,761	3.1	3.1	8,506	3.4
Telecommunications	8,686	3.0	3.0	8,489	3.4
Restaurants	8,458	2.9	2.9	8,378	3.4
Consumer Services	5,029	1.8	1.8	4,955	2.0
Healthcare Products	5,000	1.7	1.8	4,871	1.9
Financial Services	2,775	1.0	1.0	2,722	1.1
	$286,880	100.0%	100.6%	$250,540	100.0%

[1]

I-45 SLF LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC include multi-sector holdings, which are similar to those in which CSWC invests directly. See Note 17 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2018 and 2017:

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2018:
Southwest	$131,753	33.5%	42.7%	$79,713	23.8%
Southeast	84,969	21.6	27.6	84,290	25.1
Northeast	72,205	18.4	23.4	69,739	20.8
I-45 SLF LLC[1]	67,113	17.1	21.8	64,800	19.3
West	23,554	6.0	7.6	23,425	7.0
Midwest	13,501	3.4	4.4	13,430	4.0
	$393,095	100.0%	127.5%	$335,397	100.0%

March 31, 2017[2]:
Southwest	$82,576	28.8%	29.0%	$50,024	20.0%
I-45 SLF LLC[1]	63,395	22.1	22.2	60,800	24.3
Northeast	43,695	15.2	15.3	43,516	17.4
Southeast	38,479	13.4	13.5	38,180	15.2
West	30,327	10.6	10.6	30,168	12.0
Midwest	28,408	9.9	10.0	27,852	11.1
	$286,880	100.0%	100.6%	$250,540	100.0%

[1]

I-45 SLF LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 17 for further discussion.

[2]	Presentation of March 31, 2017 disclosure is updated to conform to the current period presentation.

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

As of March 31, 2018 and 2017, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at NAV) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

Market Approach

Market Approach is a qualitative and quantitative analysis of the aforementioned unobservable inputs. It is a combination of the Enterprise Value Waterfall Approach and Income Approach as described in detail below. For investments recently originated (within a quarterly reporting period) or where the value has not departed significantly from its cost, we generally rely on our cost basis or recent transaction price to determine the fair value, unless a material event has occurred since origination.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2018 and March 31, 2017 (in thousands):

		Fair Value Measurements
		at March 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$197,110	$ −	$ −	$197,110
Second lien loans	23,229	−	−	23,229
Subordinated debt	18,783	−	−	18,783
Preferred equity	36,545	−	−	36,545
Common equity & warrants	50,315	−	−	50,315
Investments measured at net asset value[1]	67,113	−	−	−
Total Investments	$393,095	$ −	$ −	$325,982

		Fair Value Measurements
		at March 31, 2017 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category[2]	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$107,817	$ −	$ −	$107,817
Second lien loans	47,176	−	−	47,176
Subordinated debt	12,453	−	−	12,453
Preferred equity	19,343			19,343
Common equity & warrants	36,696	−	−	36,696
Investments measured at net asset value[1]	63,395	−	−	−
Total Investments	$286,880	$ −	$ −	$223,485

[1]

Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at March 31, 2018 and 2017, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

[2]	Presentation of March 31, 2017 disclosure updated to conform to current period presentation.

The table below presents the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at March 31, 2018 and March 31, 2017.  The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	3/31/2018	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$181,595	Discount Rate	9.5% - 17.0%	12.8%
			Third Party Broker Quote	98.2 - 101.8	100.3
	Market Approach	15,515	Cost	98.0 - 98.1	98.0
Second lien loans	Income Approach	18,229	Discount Rate	11.6% - 11.6%	11.6%
			Third Party Broker Quote	93.5 - 100.0	96.0
	Market Approach	5,000	Exit Value	100.0	100.0
Subordinated debt	Income Approach	18,783	Discount Rate	12.4% - 13.8%	12.9%
Preferred equity	Enterprise Value Waterfall Approach	36,545	EBITDA Multiple	5.1x - 9.3x	6.9x
			Discount Rate	15.0% - 32.1%	20.2%
Common equity & warrants	Enterprise Value Waterfall Approach	47,123	EBITDA Multiple	6.0x - 8.4x	8.1x
			Discount Rate	15.7% - 21.6%	20.6%
	Market Approach	3,192	Cost	100.0	100.0
Total Level 3 Investments		$325,982

		Fair Value at	Significant
	Valuation	3/31/2017	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$73,065	Discount Rate	7.7% - 12.6%	11.1%
			Third Party Broker Quote	99.8 - 101.3	100.3
	Market Approach	34,752	Cost	90.0 - 98.0	95.6
Second lien loans	Income Approach	47,176	Discount Rate	9.5% - 12.6%	11.0%
			Third Party Broker Quote	97.5 - 100.8	99.2
Subordinated debt	Income Approach	12,453	Discount Rate	11.5% - 12.3%	11.8%
Preferred equity	Enterprise Value Waterfall Approach	19,343	EBITDA Multiple	3.5x - 9.2x	5.8x
			Discount Rate	14.1% - 27.8%	20.2%
Common equity & warrants	Enterprise Value Waterfall Approach	36,696	EBITDA Multiple	5.8x - 8.3x	8.0x
			Discount Rate	16.0% - 17.0%	16.1%
Total Level 3 Investments		$223,485

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value to another. We recognize transfer of financial instruments between levels at the end of each quarterly reporting period. During the years ended March 31, 2018 and 2017, we had no transfers between levels.

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the years ended March 31, 2018 and 2017 (in thousands):

		Realized &
	Fair Value	Unrealized	Purchases of		PIK Interest		Fair Value at
	3/31/2017	Gains (Losses)	Investments[1]	Repayments	Earned	Divestitures	3/31/2018
First lien loans	$107,817	$2,086	$128,894	$(41,687)	$	$—	$197,110
Second lien loans	47,176	367	9,865	(34,179)		—	23,229
Subordinated debt	12,453	(39)	14,458	(8,100)	11	—	18,783
Preferred equity	19,343	16,319	588	—	295	—	36,545
Common equity & warrants	36,696	4,401	9,233	—	—	(15)	50,315
Total Investments	$223,485	$23,134	$163,038	$(83,966)	$306	$(15)	$325,982

		Realized &				Conversion of
	Fair Value	Unrealized	Purchases of			Security from	Fair Value at
	3/31/2016	Gains (Losses)	Investments[1]	Repayments	Divestitures	Debt to Equity	3/31/2017
First lien loans	$39,491	$2,332	$102,159	$(36,165)	$ −	$ −	$107,817
Second lien loans	38,227	1,277	17,229	(7,050)	(2,507)	-	47,176
Subordinated debt	15,114	80	34	(60)	−	(2,715)	12,453
Preferred equity	13,155	2,410	1,063	−	−	2,715	19,343
Common equity & warrants	36,112	6,490	2,049	−	(7,955)	−	36,696
Total Investments	$142,099	$12,589	$122,534	$(43,275)	$(10,462)	$ −	$223,485

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.

The total net unrealized gains (excluding reversals) included in earnings that related to assets still held at the report date for the years ended March 31, 2018 and 2017 were $22.0 million and $12.5 million, respectively.

5.     BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or, pursuant to recent legislation, 150% if certain requirements are met as described in the Business Section under “Regulation as a Business Development Company-Senior Securities”) after such borrowing. As of March 31, 2018, the Company’s asset coverage was 416%.

The Company had the following borrowings outstanding as of March 31, 2018 and March 31, 2017 (amounts in thousands):

	March 31, 2018	March 31, 2017

Credit Facility	$40,000	$25,000

December 2022 Notes	$57,500	$—
Less: Unamortized debt issuance costs and debt discount	(2,195)	—
Total Notes	$55,305	$—

Credit Facility

In August 2016, CSWC entered into a senior secured credit facility (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”) to provide additional liquidity to support its investment and operational activities, which included total commitments of $100.0 million. The Credit Facility contained an accordion feature that allowed CSWC to increase the total commitments under the facility up to $150.0 million from new and existing lenders on the same terms and conditions as the existing commitments. In August 2017, we increased our total commitments by $15 million through adding an additional lender using the accordion feature.

On November 16, 2017, CSWC entered into Amendment No. 1 (the “Amendment”) to its Credit Facility. Prior to the Amendment, borrowings under the Credit Facility accrued interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 3.25% with no LIBOR floor. CSWC paid unused commitment fees of 0.50% to 1.50% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Amendment (1) increased the total borrowing capacity under the Credit Facility to $180 million, with commitments from a diversified group of eight lenders, (2) increased the Credit Facility’s accordion feature that allows for an increase in total commitments of up to $250 million under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments, (3) reduced the interest rate on borrowings to LIBOR plus 3.00%, with a step-down to LIBOR plus 2.75% at the time the Company’s net worth exceeds $325 million, (4) reduced unused commitment fees to a range from 0.50% to 1.0% per annum based on utilization, and (5) extended the Credit Facility’s revolving period that ended on August 30, 2019 through November 16, 2020. Additionally, the final maturity of the Credit Facility was extended from August 30, 2020 to November 16, 2021. Subsequent to March 31, 2018, on April 16, 2018 and May 11, 2018, CSWC entered into Incremental Assumption Agreements, which increased the total commitments under the Credit Facility by $20 million and $10 million, respectively. The increases were executed under the accordion feature of the Credit Facility and increased total commitments from $180 million to $210 million.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining a minimum shareholders’ equity, (4) maintaining a minimum consolidated net worth, (5) maintaining an asset coverage of not less than 200%, (6) maintaining a consolidated interest coverage ratio of at least 2.5 to 1.0, and (7) at any time the outstanding advances exceed 90% of the borrowing base, maintaining a minimum liquidity of not less than 10% of the covered debt amount.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of March 31, 2018, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At March 31, 2018, CSWC had $40.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $3.7 million and $1.0 million, respectively, for the years ended March 31, 2018 and 2017. The weighted average interest rate on the Credit Facility was 4.66% and 4.28%, respectively, for the years ended March 31, 2018 and 2017. Average borrowings for the years ended March 31, 2018 and 2017 were $42.2 million and $17.8 million, respectively. As of March 31, 2018, CSWC was in compliance with all financial covenants under the Credit Facility.

December 2022 Notes

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

As of March 31, 2018, the carrying amount of the December 2022 Notes was $55.3 million. As of March 31,

2018, the fair value of the December 2022 Notes was $58.4 million. The fair value is based on the closing price of the security of The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs, of $1.2 million for the year ended March 31, 2018.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (“SEC”), (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act or any successor provisions thereto after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of March 31, 2018, the Company was in compliance with all covenants of the December 2022 Notes.

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

For the tax years ended December 31, 2017, 2016 and 2015, CSWC qualified to be taxed as a RIC.  We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the company.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2018, CSWC declared regular dividends in the amount of $4.5 million, or $0.28 per share. During the tax year ended December 31, 2017, we declared total dividends of $18.3 million or $1.16 per share. We declared quarterly dividends of $0.45 ($0.19 in regular dividends and $0.26 in supplemental dividends) in March 2017, $0.21 in June 2017, $0.24 in September 2017, and $0.26 in December 2017. For the tax year ended December 31, 2016, we declared total dividends of $6.0 million or $0.38 per share. We declared quarterly dividends of $0.04 per share in March 2016, $0.06 per share in June 2016, $0.11 per share in September 2016, and $0.17 per share in December 2016. For the tax year ended December 31, 2015, we declared total dividends of $1.5 million, or $0.10 per share, in May 2015.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly for the fiscal years ended March 31, 2018 and 2017, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Year ended	Year ended
	March 31, 2018	March 31, 2017
Additional capital	$(552)	$(2,518)
Accumulated net investment (income) loss	$4,277	$(889)
Accumulated net realized gains	$(3,725)	$3,407

The determination of the tax attributes of CSWC’s distributions is made after tax year end, based upon its taxable income for the full tax year and distributions paid for the full tax year. Therefore, the determination of tax attributes made on an interim basis for fiscal year end may not be representative of the actual tax attributes determined at tax year end.

For tax purposes, the 2017 dividends totaled $1.16 per share and were comprised of  (1) ordinary income totaling approximately $0.643 per share, (2) long term capital gains totaling approximately $0.324 per share, and (3) qualified dividend income totaling approximately $0.193 per share. In addition, 88.35% of each of the ordinary distributions represent interest-related dividends and 10.76% of each of the distributions represents short-term capital gains dividends. 94.54% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. Of the qualified dividends of $3.5 million, 23.13% are eligible for the dividends received deduction. For tax purposes, the 2016 dividends totaled $0.38 per share and were comprised of (1) ordinary income totaling approximately $0.065 per share, (2) long term capital gains totaling approximately $0.28 per share, and (3) qualified dividend income totaling approximately $0.035 per share. In addition, 19.75% of total distributions are considered an interest-related dividend and 97.78% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. Of the qualified dividends of $0.5 million, 34.65% are eligible for the dividends received deduction.

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

The tax character of distributions paid for the tax years ended December 31, 2017 and 2016 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2017	2016
Ordinary income	$13,149	$1,551
Distributions of long term capital gains	5,101	4,367
Distributions on tax basis[1]	$18,250	$5,918

[1]	Includes only those distributions which reduce estimated taxable income.

As of March 31, 2018, CSWC estimates that it has undistributed taxable income of approximately $10.9 million, or $0.67 per share,  which includes $4.7 million of distributions related to prior year, that will be carried forward toward distributions to be paid in future periods. We intend to meet the applicable qualifications to be taxed as a RIC in future periods.

The following reconciles net increase in assets resulting from operations to estimated RIC taxable income for the years ended March 31, 2018, 2017 and 2016:

	Years ended March 31,
	2018	2017	2016
Reconciliation of RIC Taxable Income[1]
Net increase (decrease) in net assets resulting from operations	$39,307	$23,474	$(5,400)
Net change in unrealized (appreciation) depreciation on investments	(21,492)	(7,690)	(16,089)
Disallowed net operating loss	—	—	3,630
(Expense/loss) income/gain recognized for tax on pass-through entities	(403)	986	2,334
Gain (loss) recognized for tax on dispositions	643	1,248	(2,165)
Net operating loss - management company and taxable subsidiary	316	1,323	6,188
Non-deductible tax expense	228	588	—
Other book tax differences	(62)	223	563
Estimated taxable income (loss) before deductions for distributions	18,537	20,152	(10,939)
Distributions[2]:
Ordinary	7,020	932	—
Capital gains	930	4,367	1,544
Deemed distributions	—	—	8,423
Distributions payable[2]	4,421	7,072	619
Estimated RIC undistributed taxable income (loss)	6,166	7,781	(21,525)

[1]

The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.

[2]	Includes only those distributions which reduce estimated taxable income.

As of March 31, 2018, 2017 and 2016, the components of estimated RIC accumulated earnings on a tax basis were as follows (amounts in thousands):

	Years ended March 31,
Components of Accumulated Earnings on a Tax Basis[1]	2018	2017	2016
Undistributed ordinary income - tax basis	$13,427	$11,890	$—
Capital loss carryforward	—	—	(10,939)
Undistributed net realized gain	2,276	3,085	—
Unrealized appreciation on investments	57,264	36,481	30,740
Other temporary differences	(321)	(122)	243
Distributions payable[2]	(4,421)	(7,072)	(619)
Components of distributable earnings at year-end	68,225	44,262	19,425

[1]

The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.

[2]	Includes only those distributions which reduce estimated taxable income.

As of March 31, 2018, the cost of investments for U.S. federal income tax purposes was $335.6 million, with such investments having a gross unrealized appreciation of $62.4 million and gross unrealized depreciation of $4.9 million.

A RIC may elect to retain all or a portion of its long-term capital gains by designating them as a “deemed distribution” to its shareholders and paying a federal tax on the long-term capital gains for the benefit of its shareholders.  Shareholders then report their share of the retained capital gains on their income tax returns as if it had been received and report a tax credit for tax paid on their behalf by the RIC.  Shareholders then add the amount of the “deemed distribution” net of such tax to the basis of their shares. As a result of the Tax Reform, the federal tax rate for deemed distributions is 21% as of January 1, 2018.

For the tax years ended December 31, 2017 and 2016, we distributed all long-term capital gains and therefore had no deemed distributions to our shareholders or federal taxes incurred related to such items. During our tax year ended December 31, 2015, we had net long-term capital gains of $8.4 million for tax purposes, which we elected to retain and treat as deemed distributions to our shareholders. For the tax year ended December 31, 2015, we incurred federal taxes on behalf of our shareholders in the amount of $2.9 million.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual cash incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of March 31, 2018, CSMC had a deferred tax asset of approximately $2.1 million and a deferred tax liability of $0.2 million. During the year ended March 31, 2018, the deferred tax asset increased by approximately $0.1 million as a result of the Tax Reform. The deferred tax asset decreased by $1.2 million due to the reduction of the corporate tax rate to 21% and was offset by an increase of $1.3 million due to the release of the valuation allowance on our deferred tax asset. Our estimated taxable income increased due to the repeal of 162(m) qualified performance-based pay exemptions and the expansion of the definition of a “covered employee,” As of March 31, 2018, we believe that we will be able to utilize all $2.1 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets. As of March 31, 2017, CSMC had a deferred tax asset of $2.0 million.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions. As a result of the Tax Reform, the corporate tax rate of CSMC is 21% as of January 1, 2018.

The following table sets forth the significant components of the deferred tax assets and liabilities as of March 31, 2018 and 2017 (amounts in thousands):

	Years ended
	2018	2017
Deferred tax asset:
Net operating loss carryforwards	$487	$1,571
Compensation	924	1,110
Pension liability	617	722
Other	22	76
Total deferred tax asset	2,050	3,479
Less valuation allowance	—	(1,325)
Total net deferred tax asset	2,050	2,154
Deferred tax liabilities:
Other	(190)	(137)
Total deferred tax liabilities	(190)	(137)
Total net deferred tax assets	$1,860	$2,017

The above referenced Net Operating Loss was generated in 2015 and expires in 2035.

In addition, we have a wholly-owned taxable subsidiary, or the Taxable Subsidiary, which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that our income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations. As a result of the Tax Reform, the corporate tax rate of the Taxable Subsidiary is 21% as of January 1, 2018.

The income tax expense, or benefit, and the related tax assets and liabilities generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the year ended March 31, 2018, we recognized total net income tax expense of $0.2 million, principally consisting of a $0.2 million accrual for excise tax on our estimated undistributed taxable income. For the year ended March 31, 2017, we recognized a total net income tax provision of $1.8 million, principally consisting of a provision for deferred U.S. federal income taxes relating to CSMC of $1.0 million, a $0.6 million accrual for excise tax on our estimated undistributed taxable income and $0.2 million relating to the Taxable Subsidiary. We also recognized a deferred tax provision of $0.3 million, which is primarily the result of the unrealized appreciation related to the portfolio investment held in the Taxable Subsidiary.

Regarding the Tax Reform, the Company has completed all accounting and there are no items reported as provisional amounts. However, the Tax Reform accounting incorporates assumptions made based on the Company's current interpretation of the Tax Act and may change, possibly materially, as the Company completes the analysis and receives additional clarification and implementation guidance. In addition, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the Tax Reform, could have a material impact to the Company’s effective tax rate in future periods. Finally, given the significant complexity of the Tax Reform, current guidance from the U.S. Treasury about implementing the Tax Act and any related guidance from the SEC or the FASB may change, which may require us to refine the Company's estimates in the future.

Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2014 through 2017.

The following table sets forth the significant components of the income tax expense as of March 31, 2018, 2017 and 2016 (amounts in thousands):

	Years ended March 31,
Components of Income Tax Expense	2018	2017	2016
Statutory federal income tax	$(91)	$(175)	$(2,593)
162(m) limitation	710	625	545
Excise tax	228	588	—
Valuation allowance	(1,324)	459	866
Tax related to Taxable Subsidiary	—	173	—
Prior year deferred tax true-up	(164)	67	(125)
Compensation benefits	(426)	—	—
Tax Reform	1,246	—	—
Other	16	42	29
Total income tax expense	$195	$1,779	$(1,278)

7.     SHAREHOLDERS’ EQUITY

There were no sales of the Company’s equity securities for the years ended March 31, 2018 and 2017.

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received the Exemptive Order that supersedes the Original Order and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. During the year ended March 31, 2018, the Company repurchased 5,080 shares at an aggregate cost of approximately $0.1 million and a weighted average price per share of $16.78 in connection with the vesting of restricted stock awards. During the year ended March 31, 2017, the Company did not repurchase any shares in connection with the vesting of restricted stock awards.

Share Repurchase Program

In January 2016, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10 million of its outstanding common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Securities Exchange Act of 1934. On March 1, 2016, the Company entered into a share repurchase agreement with Cantor Fitzgerald & Co. This agreement became effective immediately and shall terminate on the earliest of: (1) the date on which a total of $10 million worth of common shares have been purchased under the plan; (2) the date on which the terms set forth in the purchase instructions have been met; or (3) the date that is one trading day after the date on which insider notifies broker in writing that this agreement shall terminate.

During the year ended March 31, 2018, the Company had repurchased a total of 35,911 shares at an average price of $16.37 per share, including commissions paid, leaving approximately $9.4 million available for additional repurchases under the program. During the year ended March 31, 2017, the Company did not repurchase any shares of the Company’s common stock under the share repurchase program. The following table summarizes the Company’s share repurchases under the program for the years ended March 31, 2018 and 2017:

	Year Ended March 31,
Repurchases of Common Stock	2018	2017
Number of shares repurchased	35,911	—
Cost of shares repurchased, including commissions	$587,772	$—
Weighted average price per share	$16.37	$—
Net asset value per share at prior quarter end	$18.44	N/A
Weighted average discount to prior quarter net asset value	11.2%	N/A

8.     SPIN-OFF COMPENSATION PLAN

On August 28, 2014, CSWC’s Board of Directors adopted a compensation plan (the “Spin-off Compensation Plan”) consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to certain officers of the Company at the time. The Spin-off Compensation Plan was intended to align the compensation of the Company’s key officers with the Company’s strategic objective of increasing the market value of the Company’s shares through a transformative transaction for the benefit of the Company’s shareholders. Under the Spin-Off Compensation Plan, Joseph B. Armes, former Chief Executive Officer of the Company, Kelly Tacke, former Chief Financial Officer of the Company, and Bowen S. Diehl, former Chief Investment Officer and current Chief Executive Officer of the company, were collectively as a group eligible to receive an amount equal to six percent of the aggregate appreciation in the Company’s share price from August 28, 2014 (using a base price of $36.16 per share) to the date 90 days after the completion of a transformative transaction (the “Trigger Event Date”). The first plan component consisted of nonqualified options awarded to purchase an aggregate of 259,000 shares of common stock at an exercise price of $36.60 per share. The second plan component consisted of an aggregate of 127,000 shares of restricted stock, which have voting rights but do not have cash dividend rights. See Note 9 for further discussion on the first two components of the Spin-off Compensation Plan. The final plan component consisted of cash incentive payments awarded to each participant in an amount equal to the excess of each awardee’s allocable portion of the total payment amount over the aggregate value as of the Trigger Event Date of the awardee’s restricted common stock and nonqualified options awarded under the Spin-off Compensation Plan.

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

Effective immediately with the Share Distribution, both Joseph B. Armes and Kelly Tacke became employees of CSWI and Bowen Diehl, our President and Chief Executive Officer, continued to be an employee of our Company. The Company entered into the Employee Matters Agreement with CSWI. Under the Employee Matters Agreement, we retained the cash incentive awards granted under the Spin-off Compensation Plan, and all liabilities with respect to the cash incentive awards remained liabilities of CSWC.  The equity based awards vesting terms were as follows: (1) 1/3 on December 29, 2015; (2) 1/3 on December 29, 2016; and (3) 1/3 on December 29, 2017, subject to accelerated vesting as described above.

The total value accretion was six percent of the aggregate appreciation in the Company’s share price from $36.16 to the combined volume-weighted average prices of both CSWC and CSWI stock as of December 29, 2015. The cash component of the Spin-off Compensation Plan was the difference between the total value accretion and the aggregate value of the awardee’s restricted common stock and non-qualified option awards under the Spin-Off Compensation Plan. The total cash liabilities for three participants under the plan totaled $6.1 million. The final payment of $1.4 million was fully vested on December 29, 2017, and was subsequently paid out in January 2018. As of March 31, 2018, there is no remaining unrecognized expense related to the Spin-off Compensation Plan.

During both the years ended March 31, 2018 and 2017, we recognized the cash component of spin-off compensation expense of $0.7 million, which represented the cash component of spin-off compensation for our current employee. During the years ended March 31, 2018 and 2017, we recorded $0.5 million and $1.9 million, respectively, directly to additional capital for the cash component of the spin-off compensation related to the two employees who transferred to CSWI, of which $1.3 million was paid to Kelly Tacke during the year ended March 31, 2017 upon her separation from CSWI. As of March 31, 2018, there is no remaining unrecognized expense related to the cash component of the Spin-Off Compensation Plan.

9.     Employee Stock based Compensation plans

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

On August 28, 2014, our Board of Directors amended the 2010 Plan, as permitted pursuant to Section 14 of the 2010 Plan (the “First Amendment to the 2010 Plan”).  The First Amendment to the 2010 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. In addition, on August 28, 2014, the Board of Directors granted 127,000 shares of restricted stock under the Spin-Off Compensation Plan. On August 10, 2015, the Second Amendment to the 2010 Plan increased the number of shares of Company common stock available for issuance by 450,000 shares.

On August 22, 2017, we received the Exemptive Order from the SEC that supersedes the Original Order and, in addition to the relief granted under the Original Order, allows the Company to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Plan. The Third Amendment to the 2010 Plan, which became effective on August 22, 2017, reflects amendments relating to the Exemptive Order.

On September 30, 2015, we completed the Share Distribution. Each holder of an outstanding Capital Southwest Restricted Stock Award immediately prior to the Share Distribution received, as of the effective date of the Share Distribution, a CSWI Restricted Stock Award for the number of CSWI Shares the holder would have received if the outstanding Capital Southwest Restricted Stock Award was comprised of fully vested Capital Southwest Shares as of the effective date.

The vesting terms for restricted stock awards previously granted under the Spin-off Compensation Plan are as follows: (1) one-third on December 29, 2015; (2) one-third on December 29, 2016; and (3) one-third on December 29, 2017, subject to accelerated vesting as described above. As of March 31, 2018, there is no remaining unrecognized expense related to the Spin-off Compensation Plan.

The following table summarizes the restricted stock available for issuance for the year ended March 31, 2018:

Restricted stock available for issuance as of March 31, 2017	190,502
Additional restricted stock approved under the plan	−
Restricted stock granted during the year ended March 31, 2018	(185,725)
Restricted stock forfeited during the year ended March 31, 2018	5,000
Restricted stock available for issuance as of March 31, 2018	9,777

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

For the fiscal years ended March 31, 2018, 2017, and 2016 we recognized total share based compensation expense of $1.7 million, $1.0 million and $0.7 million, respectively, related to the restricted stock issued to our employees and officers.

As of March 31, 2018, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $5.1 million, which will be amortized over the weighted-average vesting period of approximately 2.9 years. Subsequent to the Share Distribution, the compensation expense related to non-vested awards held by employees who are now employed by CSWI is recorded by CSWI.

The following table summarizes the restricted stock outstanding as of March 31, 2018:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2016	233,207	$15.79	3.0
Granted	161,918	14.46	3.6
Vested	(93,202)	15.87	−
Forfeited	(7,880)	22.44	−
Unvested at March 31, 2017	294,043	$14.99	3.1
Granted	185,725	16.79	3.6
Vested	(102,605)	15.25	−
Forfeited	(5,000)	14.48	−
Unvested at March 31, 2018	372,163	$15.82	2.9

Stock Options

On July 20, 2009, shareholders approved our 2009 Plan, which provides for the granting of stock options to employees and officers and authorizes the issuance of common stock upon exercise of stock options for up to 560,000 shares.  All options are granted at or above market price, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five annual installments.

On August 28, 2014, our Board of Directors amended the 2009 Plan, as permitted pursuant to Section 18 of the 2009 Plan (the “First Amendment to the 2009 Plan”).  The First Amendment to the 2009 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. In addition, on August 28, 2014, options to purchase 259,000 shares at $36.60 per share were granted under the 2009 Plan, as amended. On September 8, 2015, the Board designated the Share Distribution as a transformative transaction for purposes of the 2009 Plan and amended the award agreements granted under the 2009 Plan to provide for accelerated vesting of the awards held by a participant in the event of a termination of that participant’s service effected by the executive for good reason, by the employer without cause, or as a result of the disability or death of the participant. A third of these options were vested on each of December 29, 2015, December 29, 2016, and December 29, 2017, respectively, subject to accelerated vesting as described above.

On August 22, 2017, we received the Exemptive Order from the SEC that supersedes the Original Order and, in addition to the relief granted under the Original Order, allows us to withhold shares of our common stock to satisfy the exercise of options to purchase shares of our common stock granted pursuant to the 2009 Plan.

At March 31, 2018, there are options to acquire 195,608 shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Stock Incentive Plan or request shareholders’ approval of additional stock options to be added under the 2009 Stock Incentive Plan.

We previously granted stock options under our 1999 Stock Option Plan (the “1999 Plan”), as approved by shareholders on July 19, 1999.  The 1999 Plan expired on April 19, 2009.  Options previously granted under our 1999 Plan and outstanding on July 20, 2009 continue in effect and are governed by the provisions of the 1999 Plan.  All options granted under the 1999 Plan were granted at market price on the date of grant, generally expire up to 10 years from the date of grant and are generally exercisable on or after the first anniversary of the date of grant in five to ten annual installments. At March 31, 2018 and 2017, there are no options to acquire shares of common stock outstanding under the 1999 Plan.

At September 30, 2015, in connection with the Share Distribution, we entered into the Employee Matters Agreement, which provided that each option to acquire CSWC common stock that was outstanding immediately prior to September 30, 2015, would be converted into both an option to acquire post-Share Distribution CSWC common stock and an option to acquire CSWI common stock and would be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the Share Distribution. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of CSWC subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all CSWC employees. We compared the fair market value of our stock options on the day of the Share Distribution with the combined fair value of our stock options and CSWI stock options the day after the completion of the Share Distribution. The distribution-related adjustments did not have a material impact on compensation expense for the years ended March 31, 2018 and 2017.

The following table summarizes activity in the 2009 Plan and the 1999 Plan as of March 31, 2018, including adjustments in connection with the Share Distribution:

			Weighted
			Average	Aggregate
			Exercise	Intrinsic
	Number of Shares		Price	Value
2009 Plan
Balance at March 31, 2015	372,000		$35.24
Granted	–		–
Exercised	(8,000)		23.37	$221,020
Canceled/Forfeited	–		–
Spin-off adjustments	(1,487)	*	NA
Balance at March 31, 2016	362,513		11.21*
Granted	–		–
Exercised	(131,252)		11.48	$479,177
Canceled/Forfeited	(24,897)		10.56
Balance at March 31, 2017	206,364		11.12
Granted	–		–
Exercised	(10,756)		11.66	$58,081
Canceled/Forfeited	–		–
Balance at March 31, 2018	195,608		$11.09

1999 Plan
Balance at March 31, 2015	16,000		$23.37
Granted	–		–
Exercised	(15,974)		17.38	$316,241
Canceled/Forfeited	–		–
Spin-off adjustments	(26)	*	NA
Balance at March 31, 2016	–		–
Granted	–		–
Exercised	–		–
Canceled/Forfeited	–		–
Balance at March 31, 2017	−		–
Granted	–		–
Exercised	–		–
Canceled/Forfeited	–		–
Balance at March 31, 2018	−		$–	$
Combined Balance at March 31, 2018	195,608		$11.09*	$

		Aggregate
	Weighted Average	Intrinsic
March 31, 2018	Remaining Contractual Term	Value
Outstanding	5.6 years	$1,160,177
Exercisable	5.6 years	$1,092,181

*Certain adjustments were made to the exercise price and number of shares of Capital Southwest awards using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution with the intention of preserving the economic value of the awards immediately prior to the distribution for all Capital Southwest employees.

We recognize compensation cost using the straight-line method for all share-based payments. The fair value of stock options is determined on the date of grant using the Black-Scholes pricing model and is expensed over the requisite service period of the related stock options. Accordingly, for the years ended March 31, 2018, 2017 and 2016, we recognized stock option compensation expense of $0.2 million, $0.2 million, and $0.4 million, respectively, related to the stock options held by our employees and officers. As of March 31, 2018, the total remaining unrecognized compensation expense related to non-vested stock options was $39 thousand, which will be amortized over the weighted-average vesting period of approximately 0.6 years.

At March 31, 2018, the range of exercise prices was $7.55 to $11.66 and the weighted-average remaining contractual life of outstanding options was 5.6 years. The total number of shares of common stock exercisable under both the 2009 Plan and the 1999 Plan at March 31, 2018 was 183,658 shares with a weighted-average exercise price of $11.07. During the year ended March 31, 2018, no options were granted, 69,272 options vested with a total fair value of approximately $0.4 million and 10,756 options were exercised with an average exercise price of $11.66.

At March 31, 2017, the range of exercise prices was $7.55 to $11.53 and the weighted-average remaining contractual life of outstanding options was 6.5 years. The total number of options exercisable under both the 2009 Plan and the 1999 Plan at March 31, 2017, was 125,141 shares with a weighted-average exercise price of $11.12. During the year ended March 31, 2017, no options were granted, 126,594 options vested with a total fair value of approximately $0.8 million and 131,252 options were exercised with an average exercise price of $11.48.

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

In connection with the Share Distribution, we entered into the Employee Matters Agreement with CSWI. Under the Employee Matters Agreement, the individual cash incentive award agreements were amended to provide that the value of each individual cash incentive award is determined based upon the NAV of CSWC as of June 30, 2015.  The remaining terms of each individual incentive award agreement, including the vesting and payment terms, will remain unchanged. After the effective date of the Share Distribution, CSWC retains all liabilities associated with all individual cash incentive awards granted by CSWC.

There are currently 48,000 individual cash incentive awards outstanding as of March 31, 2018 and the liability for individual cash incentive awards was $0.3 million at March 31, 2018. During the year ended March 31, 2018, no payments were made. During the year ended March 31, 2017, payments in the amount of $0.3 million were paid to vested employees. The estimated liability for individual cash incentive awards was $0.3 million at March 31, 2017.

There were no individual cash incentive awards vested or granted during the year ended March 31, 2018.

Weighted
Average
		Weighted	Remaining
	Number of	Average Grant	Vesting Term
Individual Cash Incentive Awards	Shares	Price Per Share	(in Years)
Unvested at March 31, 2017	48,000	$47.03	1.6
Granted	−	−	−
Vested	−	−	−
Forfeited or expired	−	−	−
Unvested at March 31, 2018	48,000	$47.03	0.6

10.     OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015.  All full-time employees are eligible to participate in the 401K Plan.  The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility.  We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the year ended March 31, 2018, we made matching contributions of approximately $128.0 thousand.    During the year ended March 31, 2017, we made matching contributions of approximately $119.0 thousand.

11.     Retirement Plans

Until the Share Distribution, CSWC sponsored a qualified defined benefit pension plan which covers its employees and employees of certain of its controlled affiliates.  The following information about the plan represents amounts and information related to CSWC’s participation in the plan and is presented as though CSWC sponsored a single-employer plan.  Benefits were based on years of service and an average of the highest five consecutive years of compensation during the last 10 years of employment.  The funding policy of the plan was to contribute annual amounts that are currently deductible for tax reporting purposes.  No contribution was made to the plan during the three years ended March 31, 2018. The qualified defined benefit pension plan is closed to any employees hired or rehired on or after January 1, 2015. In connection with the Share Distribution, we entered into an Employee Matters Agreement with CSWI on September 8, 2015. The Employee Matters Agreement was amended and restated on September 14, 2015. Under the Employee Matters Agreement, Capital Southwest Corporation and Capital Southwest Management Corporation withdrew as participating employers in the Plan and CSWI became the Sponsoring Employer of the Qualified Retirement Plan and assumed all the liabilities, assets, and future funding obligations for providing benefits for the covered Participants under the Qualified Retirement Plan.

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

The following tables set forth the qualified plan’s net pension benefit, benefit obligation, fair value of plan assets, and amounts recognized in our Consolidated Statements of Operations at March 31, 2018, 2017 and 2016, as well as amounts recognized in our Consolidated Statements of Assets and Liabilities at March 31, 2018 and 2017 in thousands):

	Years ended March 31,
	2018	2017	2016
Net pension benefit
Service cost-benefits earned during the year	$-	$-	$190
Interest cost on projected benefit obligation	-	-	173
Expected return on assets	-	-	(579)
Net amortization	-	-	5
Immediate recognition of benefit cost due to Plan Freeze at 9/30/2015	-	-	(72)
Net pension benefit from qualified plan	$-	$-	$(283)

	Years ended March 31,
	2018	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$-	$-	$8,329
Service cost	-	-	190
Interest cost	-	-	173
Actuarial (gain) loss	-	-	(508)
Benefits paid	-	-	(172)
Curtailment recognition	-	-	(409)
Transferred to CSWI at 9/30/2015	-	-	(7,603)
Benefit obligation at end of year	$-	$-	$-

	Years ended March 31,
	2018	2017	2016
Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$18,623
Actual return on plan assets	-	-	(315)
Benefits paid	-	-	(172)
Transferred to CSWI at 9/30/2015	-	-	(18,136)
Fair value of plan assets at end of year	$-	$-	$-

Following the Share Distribution, all plan assets were transferred to CSWI. As such, CSWC did not record any prepaid pension cost or accumulated benefit obligation in connection with the qualified defined benefit pension plan for the years ended March 31, 2018, 2017 and 2016.

The following tables set forth the retirement restoration plan’s net pension benefit and benefit obligation amounts at March 31, 2018, 2017 and 2016, as well as amounts recognized in our consolidated statements of assets and liabilities at March 31, 2018 and 2017:

	Years ended March 31,
	2018	2017	2016
Net pension cost
Service cost-benefits earned during the year	$-	$-	$82
Interest cost on projected benefit obligation	116	125	138
Net amortization	48	47	45
Immediate recognition of benefit cost due to Plan Freeze at 9/30/2015	-	-	(82)
Net pension cost from restoration plan	$164	$172	$183

	Years ended March 31,
	2018	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$3,020	$3,061	$3,119
Service cost	-	-	82
Interest cost	116	125	138
Actuarial loss	11	41	428
Benefits paid	(210)	(207)	(200)
Curtailment recognition	-	-	(329)
Other adjustments	-	-	(177)
Benefit obligation at end of year	$2,937	$3,020	$3,061

	Years ended March 31,
	2018	2017
Amounts recognized in our Consolidated Statements of Assets and Liabilities
Projected benefit obligation	$(2,937)	$(3,020)
Net actuarial loss recognized as a component of equity	813	850
Total	$(2,124)	$(2,170)

Accumulated benefit obligation	$(2,937)	$(3,020)

The estimated net actuarial loss that will be amortized from equity into net pension cost during 2019 is approximately $46 thousand.

The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years ended March 31,
	2018	2017	2016
Discount rate	4.00%	4.00%	4.25%
Rate of compensation increases	N/A	N/A	5.00%

The following assumptions were used in estimating the net periodic (income)/expense:

	Years ended March 31,
	2018	2017	2016
Discount rate	4.00%	4.00%	4.25%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A

Following are the expected benefit payments for the next five years and in the aggregate for the years 2024-2028 (amounts in thousands):

(In thousands)	2019	2020	2021	2022	2023	2024-2028
Restoration Plan	$213	$212	$225	$235	$232	$1,084

12.     Commitments AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

		March 31,	March 31,
		2018	2017
Portfolio Company	Investment Type	(amounts in thousands)
I-45 SLF LLC	Equity Investment	$3,200	$7,200
Clickbooth.com, LLC	Revolving Loan	2,000	−
ITA Holdings Group, LLC	Revolving Loan	2,000	−
LGM Pharma, LLC	Delayed Draw Term Loan	900	−
Prism Spectrum Holdings LLC	Revolving Loan	1,500	−
Zenfolio Inc.	Revolving Loan	2,000	−
Total unused commitments to extend financing		$11,600	$7,200

We lease office space under an operating lease which requires annual base rentals of approximately $250 thousand. For the three years ended March 31, 2018, total rental expense was $233 thousand in 2018, $233 thousand in 2017, and $186 thousand in 2016, and the rent commitments for the next five years as of March 31, 2018 are as follows (amounts in thousands):

Year ending March 31,	Rent Commitment
2019	248
2020	257
2021	266
2022	248
2023	—
Thereafter	—
Total	$1,019

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

13.     Selected Quarterly Financial Data (UNAUDITED)

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2018 and 2017 (in thousands except per share amounts):

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$3,436	$3,937	$4,663	$4,197	$16,233
Net realized gain on investments	624	210	617	131	1,582
Net change in unrealized appreciation on investments, net of tax	1,384	4,496	4,963	10,649	21,492
Net increase in net assets from operations	5,444	8,643	10,243	14,977	39,307
Net investment income per share	0.21	0.25	0.29	0.26	1.01
Net increase in net assets from operations per share	0.34	0.54	0.64	0.93	2.45

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$371	$1,365	$2,873	$3,279	$7,888
Net realized gain on investments	199	3,527	72	4,098	7,896
Net change in unrealized appreciation on investments, net of tax	2,127	2,026	4,940	(1,403)	7,690
Net increase in net assets from operations	2,697	6,918	7,885	5,974	23,474
Net investment income per share	0.02	0.09	0.18	0.21	0.50
Net increase in net assets from operations per share	0.17	0.44	0.50	0.37	1.48

14.     RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During both the years ended March 31, 2018 and 2017, we received management and other fees from certain of our portfolio companies totaling $0.4 million, which were recognized as fees and other income on the Consolidated Statements of Operations. Additionally, as of March 31, 2018 and 2017, we had dividends receivable from I-45 SLF LLC of $2.2 million and $2.1 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

15.     SUBSEQUENT EVENTS

On April  2, 2018, CSWC paid regular dividends declared on February 28, 2018 in the amount of $4.5 million, or $0.28 per share.

On April 16, 2018 and May 11, 2018, CSWC entered into Incremental Assumption Agreements, which increased the total commitments under the Credit Facility by $20 million and $10 million, respectively. The increases were executed under the accordion feature of the Credit Facility and increased total commitments from $180 million to $210 million.

On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be decreased from 200% to 150%, effective April 25, 2019. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, effective April 25, 2019.

On June 1, 2018,  the Company’s Board of Directors declared a $0.29 dividend per share for the quarter ended June 30, 2018.  The record date for the dividend is June 26, 2018. The payment date for the dividend is July 2, 2018.

16.     Selected Per Share Data AND RATIOS

The following presents a summary of the selected per share data for the years ended March 31, 2014 through 2018 (in thousands except per share amounts):

	Years Ended March 31,
Per Share Data:	2018	2017	2016	2015	2014
Investment income[1]	$2.18	$1.48	$0.58	$0.64	$0.82
Operating expenses[1]	(1.16)	(0.87)	(1.34)	(0.78)	(0.55)
Income taxes[1]	(0.01)	(0.11)	0.08	(0.02)	0.05
Net investment income (loss)[1]	1.01	0.50	(0.68)	(0.16)	0.32
Net realized gain (loss)[1]	0.10	0.50	(0.88)	7.06	0.66
Net change in unrealized appreciation on investments[1]	1.34	0.49	1.02	(6.96)	6.04
Total increase (decrease) from investment operations	2.45	1.49	(0.54)	(0.06)	7.02
Dividends to shareholders	(0.99)	(0.79)	(0.14)	(0.20)	(0.20)
Distribution from additional capital for spin-off	—	—	(1.67)	—	—
Spin-off Compensation Plan distribution, net of tax	(0.03)	(0.08)	(0.08)	—	—
Decrease in unrealized appreciation due to distributions to CSWI	—	—	(29.15)	—	—
Exercise of employee stock options[2]	0.01	(0.09)	0.03	(0.04)	(0.18)
Forfeiture (issuance) of restricted stock[3]	(0.18)	(0.15)	(0.49)	(0.40)	—
Share based compensation expense	0.11	0.08	0.08	0.07	(0.04)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.01)	—	—	—	—
Repurchase of common stock	(0.04)	—	—	—	—
Net change in pension plan funded status	(0.05)	—	—	(0.05)	0.08
Other[4]	0.01	—	—	—	—
Increase (decrease) in net asset value	1.28	0.46	(31.96)	(0.68)	6.68
Net asset value
Beginning of year	17.80	17.34	49.30	49.98	43.30
End of year	$19.08	$17.80	$17.34	$49.30	$49.98

Ratios and Supplemental Data
Ratio of operating expenses, excluding interest expense, to average net assets[5]	4.70%	4.59%	4.48%	1.59%	1.18%
Ratio of net investment income to average net assets	5.51%	2.83%	(2.27)%	(0.32)%	0.68%
Portfolio turnover	25.42%	23.57%	4.20%	0.93%	1.76%
Total investment return[6]	6.61%	27.88%	(20.71)%	8.40%	16.90%
Total return based on change in NAV[7]	12.75%	7.21%	(2.15)%	(0.96)%	15.89%

Per share market value at end of year	$17.02	$16.91	$13.87	$46.42	$34.72
Weighted-average basic shares outstanding	16,074	15,825	15,636	15,492	15,278
Weighted-average fully diluted shares outstanding	16,139	15,877	15,724	15,531	15,298
Common shares outstanding at end of year	16,162	16,011	15,726	15,565	15,414

[1]	Based on weighted-average basic shares outstanding for the period.
[2]	Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.
[3]	Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.
[4]

Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end.

[5]	Amounts for fiscal 2015 and 2014 are based on average net assets prior to the Share Distribution.
[6]

Total investment return based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by CSWC’s DRIP during the period. The return does not reflect any sales load that may be paid by an investor.

[7]	Total return based on change in NAV was calculated using the sum of ending NAV plus dividends to shareholders and other non-operating changes during the period, as divided by the beginning NAV.

17.     SIGNIFICANT SUBSIDIARIES

Media Recovery Inc.

Media Recovery, Inc., dba SpotSee Holdings, through its subsidiary ShockWatch, provides solutions that currently enable over 3,000 customers and some 200 partners in 62 countries to detect mishandling that causes product damage and spoilage during transport and storage. The ShockWatch product portfolio includes impact, tilt, temperature, vibration, and humidity detection systems and is widely used in the energy, transportation, aerospace, defense, food, pharmaceutical, medical device, consumer goods and manufacturing sectors.

At March 31, 2018, our investment in Media Recovery, Inc. exceeded the 10% threshold in at least one of the tests under Rule 4-08(g) of Regulation S-X.  At March 31, 2018, our investment in Media Recovery, Inc. did not exceed the 20% threshold in at least one of the tests under Rule 3-09. However, our investment in Media Recovery, Inc. did exceed the 20% threshold in at least one of the tests under Rule 3-09 as of March 31, 2017.  Accordingly, we will amend this Form 10-K to include the financial statements of Media Recovery, Inc. once they are available. At March 31, 2017, our investment in Media Recovery, Inc. exceeded the 10% and 20% thresholds in at least one of the tests under Rule 3-09 and Rule 4-08(g). Accordingly, we amended our Form 10-K for the fiscal year ended March 31, 2017 to include the financial statements of Media Recovery, Inc. in December 2017, within 90 days of Media Recovery, Inc.’s fiscal year end.

Below is certain selected key financial data from its Balance Sheet at March 31, 2018 and 2017 and the twelve months ended March 31, 2018,  2017 and 2016 Income Statement (amounts in thousands).

	March 31, 2018	March 31, 2017
Current Assets	$8,391	$9,935
Non-Current Assets	24,727	23,173
Current Liabilities	2,559	2,083
Non-Current Liabilities	2,228	2,396

	Twelve Months Ended March 31,
	2018	2017	2016
Revenue	$22,242	$19,571	$20,765
Income from continuing operations	2,673	1,100	591
Net income	2,673	1,100	472

TitanLiner, Inc.

TitanLiner, Inc. engages in the manufacture, installation and rental of spill containment systems for oilfield applications.

At March 31, 2018, our investment in TitanLiner, Inc. exceeded the 10% and 20% thresholds in at least one of the tests under Rule 3-09 and Rule 4-08(g) of Regulation S-X. Accordingly, we have included as an exhibit to this Form 10-K the financial statements of TitanLiner, Inc.

Below is certain selected key financial data from its Balance Sheet at March 31, 2018 and 2017 and the twelve months ended March 31, 2018, 2017 and 2016 Income Statement (amounts in thousands).

	March 31, 2018	March 31, 2017
Current Assets	$8,633	$5,712
Non-Current Assets	3,597	2,277
Current Liabilities	2,300	1,709
Non-Current Liabilities	1,486	1,638

	Twelve Months Ended March 31,
	2018	2017	2016
Revenue	$17,455	$9,963	$10,885
Income from continuing operations	3,150	(281)	(1,360)
Net income	3,150	(281)	(1,360)

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street Capital to form I-45 SLF LLC. I-45 SLF LLC began investing in UMM syndicated senior secured loans during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF LLC totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street Capital.  Approximately $81.0 million was funded as of March 31, 2018, relating to these commitments, of which $64.8 million was from CSWC. As of March 31, 2018, CSWC has unfunded commitments outstanding of $3.2 million. CSWC owns 80% of I-45 SLF LLC and has a profits interest of 75.6%, while Main Street Capital owns 20% and has a profits interest of 24.4%.  I-45 SLF LLC’s Board of Managers make all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital.

As of March 31, 2018 and 2017, I-45 SLF LLC had total assets of $223.4 million and $216.2 million, respectively. I-45 SLF LLC had approximately $220.8 million and $200.2 million of credit investments at fair value as of March 31, 2018 and 2017, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of March 31, 2018 and 2017, approximately $3.2 million and $11.8 million, respectively, of the credit investments were unsettled trades. For the years ended March 31, 2018 and 2017, I-45 SLF LLC declared total dividends of $11.9 million and $9.1 million, respectively.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. This facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity.  Borrowings under the facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. Under the I-45 credit facility, $143.0 million has been drawn as of March 31, 2018.

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of March 31, 2018 and 2017:

I-45 SLF LLC Loan Portfolio as of March 31,  2018

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%)	$7,568,046	$7,413,688	7,700,487
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,775,000	2,746,293	2,761,125
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	7,287,370	6,938,866	7,285,548
Ansira Holdings, Inc.[3]	Business services	First Lien	12/20/2022	L+6.50% (Floor 1.00%)	3,878,182	3,847,470	3,868,486
		Delayed Draw	12/20/2022	L+6.50% (Floor 1.00%)	315,316	310,799	314,527
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	3,557,227	3,503,722	3,552,781
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,836,742	4,801,504	4,498,170
Beaver-Visitec International Holdings, Inc.	Healthcare products	First Lien	8/21/2023	L+5.00% (Floor 1.00%)	4,925,000	4,886,584	4,949,625
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,899,937	6,863,761	6,775,739
Chloe Ox Parent, LLC (Censeo Health)	Healthcare services	First Lien	12/31/2024	L+5.00% (Floor 1.00%)	5,200,000	5,149,500	5,265,000
CMN.com, LLC	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	8,742,126	8,645,306	8,742,126
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	8,002,967	7,995,112	8,002,967
Go Wireless Holdings, Inc.	Retail	First Lien	12/31/2024	L+6.50% (Floor 1.00%)	6,912,500	6,845,573	6,903,859
Highline Aftermarket Acquisition, LLC	Automobile	First Lien	3/17/2024	L+4.25% (Floor 1.00%)	2,856,595	2,844,340	2,860,166
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,500,000	6,370,152	6,370,152
iEnergizer Limited	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	6,550,375	6,421,048	6,558,563
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000,000	2,960,563	2,760,000
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,970,000	2,945,028	2,957,021

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	4,888,924	4,768,810	4,888,924
iPayment Holdings, Inc.	Financial services	First Lien	4/11/2023	L+5.00% (Floor 1.50%)	4,987,500	4,987,500	5,049,844
KeyPoint Government Solutions, Inc.	Business services	First Lien	4/18/2024	L+6.00% (Floor 1.00%)	4,750,000	4,708,981	4,750,000
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/22/2024	L+5.75% (Floor 1.00%)	4,528,716	4,484,992	4,551,360
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,868,750	6,810,137	6,854,429
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/23/2022	L+7.00% (Floor 1.00%)	4,374,999	4,254,636	4,506,249
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,962,500	2,911,071	2,973,609
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	8,822,598	8,799,522	8,880,518
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	4,960,013	4,938,405	5,022,013
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,925,000	4,889,928	4,900,375
Polycom, Inc.	Telecommunications	First Lien	9/27/2023	L+5.25% (Floor 1.00%)	5,234,833	5,234,833	5,287,182
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	3,860,938	3,859,187	3,860,938
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	398,614	405,000
PT Network, LLC[4]	Healthcare products	First Lien	11/30/2021	L+6.50% (Floor 1.00%)	4,425,133	4,425,133	4,425,133
Redwood Ahead Acquisition, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	2,811,484	2,767,547	2,829,056
Solaray, LLC[5]	Consumer services	First Lien	9/8/2023	L+6.50% (Floor 1.00%)	6,308,205	6,263,089	6,308,205
		Delayed Draw	9/8/2023	L+6.50% (Floor 1.00%)	1,784,890	1,768,866	1,784,890
Tacala, LLC	Consumer products & retail	Second Lien	1/31/2026	L+7.00%	3,000,000	2,985,089	3,063,765
Teleguam Holdings , LLC	Telecommunications	Second Lien	4/12/2024	L+8.50% (Floor 1.00%)	2,000,000	1,963,812	2,015,000
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.25% (Floor 1.00%)	7,776,019	7,715,978	7,834,339
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,952,674	4,911,727	4,952,674

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
TGP Holdings III LLC[6]	Durable consumer goods	First Lien	9/25/2024	L+5.00% (Floor 1.00%)	1,720,169	1,701,604	1,736,296
		Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500,000	2,464,804	2,537,500
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,947,519	4,908,622	4,935,150
Turning Point Brands, Inc.	Consumer products & retail	Second Lien	3/7/2024	L+7.00% (Floor 1.00%)	3,000,000	2,970,120	3,060,000
UniTek Global Services, Inc.	Telecommunications	First Lien	1/13/2019	L+8.50% (Floor 1.00%)	4,584,809	4,584,809	4,584,809
US Joiner Holding Company (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	4,459,182	4,425,102	4,436,886
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	7,643,991	7,550,843	7,441,425
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,750,000	4,730,480	4,804,934

Total Investments						$218,673,548	$220,806,845

[1]

Represents the interest rate as of March 31, 2018. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“Prime”) which reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime in effect at March 31, 2018.  Certain investments are subject to a LIBOR or Prime interest rate floor.

[2]

Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of the Joint Venture. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

[3]	The investment has approximately $0.3 million in an unfunded delayed draw commitment as of March 31, 2018.
[4]	The investment has approximately $2.1 million in an unfunded delayed draw commitment as of March 31, 2018.
[5]	The investment has approximately $0.9 million in an unfunded delayed draw commitment as of March 31, 2018.
[6]	The investment has approximately $0.3 million in an unfunded delayed draw commitment as of March 31, 2018.

I-45 SLF LLC Loan Portfolio as of March 31, 2017

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Ahead, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	$4,687,500	$4,585,980	4,640,625
American Scaffold Holdings	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,925,000	2,887,177	2,910,375
American Teleconferencing	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	5,711,302	5,243,687	5,700,451
		Second Lien	6/6/2022	L+9.50% (Floor 1.00%)	1,708,571	1,643,620	1,674,400
Ansira Partners	Business services	First Lien	12/31/2022	L+6.50% (Floor 1.00%)	4,500,000	3,884,092	3,893,523
Array Technologies	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	4,625,000	4,542,126	4,613,437
ATX Networks Corp.	Technology products & components	First Lien	6/12/2021	L+6.00% (Floor 1.00%)	4,924,812	4,877,593	4,875,564
Beaver-Visitec International	Healthcare products	First Lien	8/21/2023	L+5.00% (Floor 1.00%)	4,975,000	4,928,997	4,975,000
California Pizza Kitchen	Food, agriculture & beverage	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,969,987	6,925,133	6,971,381
CMN.com (Higher Education)	Consumer services	First Lien	10/15/2021	L+6.00% (Floor 1.00%)	6,912,500	6,785,531	6,785,531
Contextmedia	Media, marketing & entertainment	First Lien	12/31/2021	L+6.50% (Floor 1.00%)	1,975,000	1,787,489	1,975,000
Digital River	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	7,015,452	6,988,236	7,050,529
Digital Room	Paper & forest products	Second Lien	5/28/2023	L+10.00% (Floor 1.00%)	4,000,000	3,924,128	3,924,128
Highline Aftermarket	Automobile	First Lien	3/17/2024	L+4.25% (Floor 1.00%)	3,000,000	2,985,000	3,033,900
Hunter Defense Technologies	Aerospace & defense	First Lien	8/5/2019	L+6.00% (Floor 1.00%)	2,703,947	2,697,208	2,514,671
ICSH, Inc.	Containers & packaging	First Lien	12/31/2018	L+5.75% (Floor 1.00%)	6,698,007	6,670,865	6,685,051
iEnergizer	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	6,567,046	6,217,720	6,542,748
IG Investments Holdings	Business services	First Lien	10/31/2021	L+5.00% (Floor 1.00%)	2,480,470	2,469,439	2,507,856
Imagine! Print Solutions	Media, marketing & entertainment	First Lien	3/30/2022	L+6.00% (Floor 1.00%)	3,565,489	3,526,760	3,610,057
InfoGroup Inc.	Software & IT services	First Lien	5/28/2018	L+5.50% (Floor 1.50%)	5,913,550	5,813,451	5,907,637

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
		First Lien		L+5.00% (Floor 1.50%)	3,000,000	2,970,000	2,970,000
Integro Parent Inc.	Business services	First Lien	11/2/2022	L+5.75% (Floor 1.00%)	4,938,924	4,790,756	4,963,618
iPayment, Inc.	Financial services	First Lien	5/8/2017	L+5.25% (Floor 1.50%)	6,964,029	6,947,920	6,929,209
LTI Holdings, Inc.	Industrial products	First Lien	4/17/2022	L+4.25% (Floor 1.00%)	1,974,874	1,780,886	1,974,874
Mood Media Corporation	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.00%)	4,503,289	4,427,043	4,483,024
MWI Holdings	Industrial products	First Lien	6/29/2020	L+5.50% (Floor 1.00%)	4,962,500	4,921,442	5,006,170
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	6/4/2020	L+6.25% (Floor 1.00%)	6,901,894	6,886,200	6,867,385
Northstar Travel	Media, marketing & entertainment	First Lien	6/7/2022	L+6.25% (Floor 1.00%)	4,090,625	4,036,655	4,070,172
PetValu	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,975,000	4,931,261	4,987,438
Pike Corp.	Utilities	Second Lien	8/30/2024	L+8.00% (Floor 1.00%)	1,000,000	990,000	1,017,500
Polycom	Telecommunications	First Lien	9/27/2023	L+6.50% (Floor 1.00%)	6,445,833	6,445,833	6,547,678
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	4,474,279	4,470,626	4,507,836
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	395,663	407,349
PT Network	Healthcare products	First Lien	11/30/2021	L+6.50% (Floor 1.00%)	4,990,972	3,883,735	3,883,735
Redbox Automated Retail	Gaming & leisure	First Lien	9/27/2021	L+7.50% (Floor 1.00%)	6,125,000	5,958,692	6,132,963
Safe Guard	Automobile	First Lien	3/31/2024	L+5.00% (Floor 1.00%)	3,250,000	3,152,500	3,225,625
Sigma Electric	Industrial products	First Lien	8/31/2021	L+7.50% (Floor 1.00%)	5,000,000	4,886,637	4,886,637
SRP Companies	Consumer services	First Lien	9/8/2023	L+6.50% (Floor 1.00%)	5,152,273	5,106,492	5,132,212
TaxACT	Financial services	First Lien	12/31/2022	L+6.00% (Floor 1.00%)	1,269,915	1,238,463	1,269,915
Terra Millennium	Industrial products	First Lien	11/23/2022	L+6.25% (Floor 1.00%)	6,956,250	6,889,423	6,956,250

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate [1]	Principal	Cost	Fair Value [2]
Time Manufacturing	Capital Equipment	First Lien	2/10/2022	L+5.00% (Floor 1.00%)	3,000,000	2,985,343	2,985,343
Turning Point Brands	Retail	First Lien	12/31/2021	L+6.00% (Floor 1.00%)	5,000,000	4,950,846	4,950,846
Tweddle Group	Media, marketing & entertainment	First Lien	10/24/2022	L+6.00% (Floor 1.00%)	2,506,731	2,459,763	2,525,531
US Joiner (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	4,791,601	4,737,062	4,767,643
VIP Cinema	Hotel, gaming & leisure	First Lien	3/31/2023	L+6.00% (Floor 1.00%)	5,000,000	4,975,275	5,059,500
Water Pik, Inc.	Consumer products & retail	First Lien	7/8/2020	L+4.75% (Floor 1.00%)	1,137,090	1,135,097	1,139,478
		Second Lien	1/8/2021	L+8.75% (Floor 1.00%)	1,789,474	1,756,683	1,802,895
Total Investments						$197,494,528	$200,242,690

[1]

Represents the interest rate as of March 31, 2017. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“Prime”) which reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime in effect at March 31, 2017.  Certain investments are subject to a LIBOR or Prime interest rate floor

[2]

Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the fair value is determined by the Board of Managers of the Joint Venture. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

At March 31, 2018, our investment in I-45 SLF LLC exceeded the 10% threshold in at least one of the tests under Rule 4-08(g) of Regulation S-X. At March 31, 2018, our investment in I-45 SLF LLC did not exceed the 20% threshold in at least one of the tests under Rule 3-09. However, our investment in I-45 SLF LLC did exceed the 20% threshold in at least one of the tests under Rule 3-09 as of March 31, 2017. Accordingly, we have included as an exhibit to this Form 10-K the financial statements of I-45 SLF LLC. Below is certain summarized financial information for I-45 SLF LLC as of March 31, 2018 and 2017 and for the years ended March 31, 2018 and 2017 and for the period from September 3, 2015 (the date of incorporation) to March 31, 2016 (amounts in thousands):

	March 31, 2018	March 31, 2017
Selected Balance Sheet Information:
Investments, at fair value (cost $218,674 and $197,495)	$220,807	$200,243
Cash and cash equivalents	9,317	12,093
Due from broker	330	1,732
Deferred financing costs	2,111	1,659
Interest receivable	813	474
Total assets	$233,378	$216,201

Senior credit facility payable	$143,000	$122,000
Payable for unsettled transactions	3,213	11,795
Other liabilities	3,119	2,988
Total liabilities	$149,332	$136,783
Members’ equity	84,046	79,418
Total liabilities and net assets	$233,378	$216,201

			Period from
			September 3, 2015
	Year Ended	Year Ended	(date of incorporation)
	March 31, 2018	March 31, 2017	to March 31, 2016
Selected Statement of Operations Information:
Total revenues	$17,066	$12,542	$2,401
Total expenses	6,613	4,400	689
Net investment income	10,453	8,142	1,712
Net unrealized appreciation (depreciation)	(615)	3,370	(621)
Net realized gains	1,660	1,653	42
Net increase in members’ equity resulting from operations	$11,498	$13,165	$1,133

SCHEDULE 12-14

Schedule of Investments in and Advances to Affiliates

(In thousands)

		Amount of
		Interest
		or Dividends	Fair Value	Amount of	Amount of	Gross	Fair Value at
		Credited in	at March 31,	Realized	Unrealized	Additions	March 31,
Portfolio Company	Type of Investment (1)	Income (2)	2017	Gain/(Loss)	Gain/(Loss)	(3)	2018
Control Investments
I-45 SLF LLC	80% LLC equity interest	$8,973	$63,395	$—	$(282)	$4,000	$67,113

Prism Spectrum Holdings, LLC	First lien	78	—	—	—	4,241	4,241
	Revolving loan	4	—	—	—	490	490
	57.25 Class A units	—	—	—	—	1,692	1,692

Media Recovery, Inc.	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock	460	5,590	—	781	—	6,371
	4,000,002 shares common stock	2,653	32,249	—	4,502	—	36,751

TitanLiner	1,189,609 shares Series B convertible preferred stock (6% PIK)	168	2,777	—	8,418	167	11,362
	339,277 shares Series A convertible preferred stock	—	—	—	11,928	—	11,928
Total Control Investments		$12,336	$104,011	$—	$25,347	$10,590	$139,948

		Amount of
		Interest
		or Dividends	Fair Value	Amount of	Amount of	Gross	Fair Value at
		Credited in	at March 31,	Realized	Unrealized	Additions	March 31,
Portfolio Company	Type of Investment (1)	Income (2)	2017	Gain/(Loss)	Gain/(Loss)	(3)	2018
Affiliate Investments
Chandler Signs, LP	Senior subordinated debt (12.00% cash)	$577	$4,477	$—	$(127)	$26	$4,376
	1,500,000 units of Class A-1 common stock	—	2,661	—	(727)	—	1,934

Elite SEM, Inc.	First lien	1,747	—	—	396	17,104	17,500
	1,089 Preferred units	127	—	—	643	1,236	1,879

ITA Holdings Group, LLC	First lien	129	—	—	—	9,314	9,314
	Revolving loan	2	—	—	10	(10)	—
	Delayed draw term loan	3	—	—	—	1,470	1,470
	9.25% Class A membership interest	—	—	—	—	1,500	1,500

Zenfolio Inc.	First lien	1,046	—	—	125	13,200	13,325
	Revolving loan	9	—	—	17	(17)	—
	190 shares of common stock	—	—	—	—	1,900	1,900

Investments not held at the end of the period		—	—	90	—	—	—

Total Affiliate Investments		$3,640	$7,138	$90	$337	$45,723	$53,198
Total Control & Affiliate Investments		$15,976	$111,149	$90	$25,684	$56,313	$193,146

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding the required disclosure.

We completed an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our disclosure controls and procedures were effective to provide the reasonable assurance described above. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2018. RSM US, LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, as stated in its report which is included in Item 8 of Part II of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2018 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2018, and is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by this Item 11 will be contained in the definitive proxy statement relating to our 2018 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2018, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in the definitive proxy statement relating to our 2018 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2018, and is incorporated herein by reference.

The table below sets forth certain information as of March 31, 2018 regarding the shares of our common stock available for grant or granted under stock compensation plans that (1) were approved by our shareholders, and (2) were not approved by our shareholders.

Number of
	Number of		Securities
	Securities to be	Weighted-	Remaining
	Issued Upon	Average Exercise	Available for
	Exercise of	Price of	Future Issuance
	Outstanding	Outstanding	Under Equity
	Options, Warrants	Options, Warrants	Compensation
Plan Category	and Rights	and Rights	Plans
Equity compensation plans approved by shareholders (1)	195,608	$11.09	13,777
Equity compensation plans not approved by shareholders (2)	−	−	−
Total	195,608	$11.09	13,777

1)

Includes the 1999 Stock Option Plan, 2009 Stock Incentive Plan and 2010 Restricted Stock Award Plan.   For a description of all plans, please refer to Notes 8 and 9 contained in our consolidated financial statements.

2)	We have no equity compensation plans that were not approved by shareholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the definitive proxy statement relating to our 2018 annual meeting of shareholders under the headings of “Certain Relationships and Related Transactions” and “Corporate Governance” to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2018, and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the definitive proxy statement relating to our 2018 annual meeting of shareholders under the heading of “Ratification and Appointment of Independent Registered Public Accounting Firm for the Year Ended March 31, 2018” to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2018, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.          Consolidated Financial Statements

2.           Consolidated Financial Statement Schedule

Page
Schedule of Investments in and Advances to Affiliates for the Year Ended March 31, 2018	117

3.           Exhibits

Exhibit No.	Description
2.1	Distribution Agreement, dated September 8, 2015, between the Company and CSW Industrials, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 814-00061) filed on September 14, 2015).

3.1

Articles of Incorporation, dated April 19, 1961, including amendments dated June 30, 1969, July 20, 1987, April 23, 2007 and July 15, 2013 (incorporated by reference to Exhibit (a) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 811-01056) filed on June 14, 2002).

4.2

Indenture, dated October 23, 2017, between the Company and U.S. Bank National Association, Trustee (incorporated by reference to Exhibit (d)(2) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on October 23, 2017).

4.3

First Supplemental Indenture, dated December 15, 2017, between the Company and U.S. Bank National Association, Trustee (incorporated by reference to Exhibit (d)(4) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on December 15, 2017).

4.4	Form of 5.95% Notes due 2022 (incorporated by reference Exhibit (d)(5) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on December 15, 2017).

Exhibit No.	Description
4.5	Dividend Reinvestment Plan (incorporated by reference Exhibit (e) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

10.1+

Capital Southwest Corporation and Its Affiliates 2009 Restoration of Retirement Income Plan as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.3 to Form 10-K (File No. 814-00061) filed on May 29, 2009).

10.2+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.3+	Capital Southwest Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Form 10-K (File No. 811-01056) filed on June 16, 2000).

10.4+	Severance Pay Agreement with William M. Ashbaugh (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 811-01056) filed on July 19, 2005).

10.5+

Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.15 to Form 10-K (File No. 814-00061) filed on June 1, 2012).

10.6+

Amendment One to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.16 to Form 10-K (File No. 814-00061) filed on May 31, 2013).

10.7+

Amendment Four to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on August 6, 2015).

10.8+	Joseph B. Armes Revised Offer Letter (incorporated by reference to Exhibit 99.2 to Form 8-K (File No. 814-00061) filed on May 17, 2013).

10.9+	Capital Southwest Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 814-00061) filed on August 5, 2011).

10.10+	First Amendment to the Capital Southwest Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

10.11+	Second Amendment to the Capital Southwest Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on August 12, 2015).

10.12+	Third Amendment to the Capital Southwest Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.13+	Capital Southwest Corporation 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 814-00061) filed on August 5, 2011).

10.14+	First Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

10.15+	Second Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed August 12, 2015).

10.16+	Third Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.17+	Form of Restricted Stock Award Agreement under the 2010 Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

Exhibit No.	Description
10.18+	Form of Non-Qualified Stock Option Agreement under the 2009 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

10.19+	Form of Cash Incentive Award Agreement (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

10.20	Tax Matters Agreement, dated September 8, 2015, between the Company and CSW Industrials, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on September 14, 2015).

10.21+

Amended and Restated Employee Matters Agreement, dated September 4, 2015, between the Company and CSW Industrials, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed on September 14, 2015).

10.22+

Form of Amended and Restated Non-Qualified Stock Option Agreement under the 2009 Stock Incentive Plan (CSWC Employee Form) (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.23+

Form of Amended and Restated Non-Qualified Stock Option Agreement under the 2009 Stock Incentive Plan (CSWI Employee Form) (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.24+

Form of Amended and Restated Incentive Stock Option Agreement under the 2009 Stock Incentive Plan (CSWC Employee Form) (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.25+

Form of Amended and Restated Incentive Stock Option Agreement under the 2009 Stock Incentive Plan (CSWI Employee Form) (incorporated by reference to Exhibit 10.6 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.26+

Form of Amended and Restated Non-Qualified Stock Option Agreement (Executive Compensation Plan – CSWC Employee Form) (incorporated by reference to Exhibit 10.7 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.27+

Form of Amended and Restated Non-Qualified Stock Option Agreement (Executive Compensation Plan – CSWI Employee Form) (incorporated by reference to Exhibit 10.8 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.28+

Form of Restricted Stock Agreement under the 2010 Restricted Stock Award Plan (CSWC Employee Form) (incorporated by reference to Exhibit 10.9 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.29+

Form of Amended and Restated Restricted Stock Agreement under the 2010 Restricted Stock Award Plan (CSWI Employee Form) (incorporated by reference to Exhibit 10.10 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.30+

Form of Amended and Restated Restricted Stock Award (Executive Compensation Plan – CSWC Employee Form) (incorporated by reference to Exhibit 10.11 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.31+

Form of Amended and Restated Restricted Stock Award (Executive Compensation Plan – CSWI Employee Form) (incorporated by reference to Exhibit 10.12 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.32+	Form of Amended and Restated Cash Incentive Award Agreement (Executive Compensation Plan) (incorporated by reference to Exhibit 10.13 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.33	I-45 SLF LLC Agreement dated September 9, 2015 (incorporated by reference to Exhibit 10.14 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

Exhibit No.	Description

10.34

Guarantee, Pledge and Security Agreement dated August 30, 2016, among the Company, the subsidiary guarantors thereto, ING Capital LLC, and each financing agent and designated indebtedness holder thereto (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed on September 2, 2016).

10.35

Senior Secured Revolving Credit Agreement dated August 30, 2016, among the Company, the lenders party thereto, ING Capital LLC and Texas Capital Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on September 2, 2016).

10.36

Incremental Assumption Agreement, dated August 18, 2017, among the Company, ING Capital LLC and LegacyTexas Bank (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.37

Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated November 16, 2017, among the Company, the lenders party thereto, ING Capital LLC and the subsidiary guarantors thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on November 17, 2017).

10.38

Incremental Assumption Agreement, dated April 16, 2018, among the Company, ING Capital LLC and Hitachi Capital America Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on April 17, 2018).

10.39

Incremental Assumption Agreement, dated as of May 11, 2018 among Capital Southwest Corporation, as Borrower, and ING Capital LLC, as Administrative Agent and Increasing Lender (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on May 14, 2018).

10.40*	Master Reimbursement Agreement, dated as of May 9, 2018, by and between Capital Southwest Corporation, as Borrower, and ING Capital LLC, as Issuer.

10.41

Amended and Restated Administration Agreement, dated March 9, 2017, between the Company and Capital Southwest Management Corporation (incorporated by reference to Exhibit (k)(3) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

10.42

Custody Agreement, dated August 30, 2016, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit (j)(1) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

10.43

Custody Control Agreement, dated August 30, 2016, between the Company, ING Capital LLC and U.S. Bank National Association (incorporated by reference to Exhibit (j)(2) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

10.44

Document Custody Agreement, dated August 30, 2016, between the Company, ING Capital LLC and U.S. Bank National Association (incorporated by reference to Exhibit (j)(3) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – RSM US LLP (relating to the Company).

23.2*	Consent of Independent Auditor – Grant Thornton LLP (relating to the Company).

23.3*	Consent of Independent Auditor – RSM US LLP (relating to I-45 SLF LLC).

23.4*	Consent of Independent Auditor – Weaver and Tidwell, L.L.P. (relating to TitanLiner, Inc.).

31.1*	Certification of Chairman of the Board and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit No.	Description
32.1*^	Certification of Chairman of the Board and President required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1*

Audited Consolidated Financial Statements of I-45 SLF LLC as of March 31, 2018 and 2017 and for the years ended March 31, 2018, 2017 and for the period from September 3, 2015 (the date of incorporation) to March 31, 2016.

99.2**	Audited Consolidated Financial Statements of Media Recovery, Inc. as of September 30, 2018 and 2017 and for the years ended September 30, 2018, 2017 and 2016.

99.3*	Audited Consolidated Financial Statements of TitanLiner, Inc. as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

* Filed herewith.

** Media Recovery, Inc. has a 2018 fiscal year to be ended September 30, 2018.  These financial statements will be filed by amendment within 90 days of September 30, 2018.

+ Indicates management contract or compensatory plan or arrangement.

^ The certifications attached as Exhibit 32.1 and 32.2 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION
By:	/s/ Bowen S. Diehl
Bowen S. Diehl President and Chief Executive Officer

Date:  June 5, 2018

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints Bowen S. Diehl and Michael Sarner, and each or either of them, acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David R. Brooks	Chairman of the Board	June 5, 2018
David R. Brooks

/s/ Jack D. Furst	Director	June 5, 2018
Jack D. Furst

/s/ T. Duane Morgan	Director	June 5, 2018
T. Duane Morgan

/s/ William Thomas III	Director	June 5, 2018
William Thomas III

/s/ John H. Wilson	Director	June 5, 2018
John H. Wilson

/s/ Bowen S. Diehl	President and Chief Executive Officer	June 5, 2018
Bowen S. Diehl

/s/ Michael Sarner	Chief Financial Officer	June 5, 2018
Michael Sarner	(Chief Financial/Accounting Officer)