Form 10-Q
period 2018-06-30
CAPITAL SOUTHWEST CORP
filed 2018-08-07
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings). Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,293,194 shares of Common Stock, $0.25 value per share, as of August 3, 2018.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	June 30,	March 31,
	2018	2018
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $232,460 and $200,981, respectively)	$235,961	$199,949
Affiliate investments (Cost: $56,410 and $51,648, respectively)	57,289	53,198
Control investments (Cost: $76,864 and $82,768, respectively)	118,080	139,948
Total investments (Cost: $365,734 and $335,397, respectively)	411,330	393,095
Cash and cash equivalents	12,532	7,907
Receivables:
Dividends and interest	5,671	5,219
Escrow	203	119
Other	558	447
Income tax receivable	109	109
Deferred tax asset	2,116	2,050
Debt issuance costs (net of accumulated amortization of $862 and $366, respectively)	2,676	2,575
Other assets	15,731	5,969
Total assets	$450,926	$417,490

Liabilities
Notes (Par value: $58,886 and $57,500, respectively)	$56,646	$55,305
Credit facility	65,000	40,000
Other liabilities	4,483	6,245
Dividends payable	14,503	4,525
Accrued restoration plan liability	2,913	2,937
Deferred income taxes	—	190
Total liabilities	143,545	109,202

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 18,632,706 shares at June 30, 2018 and 18,501,298 shares at March 31, 2018	4,658	4,625
Additional paid-in capital	262,623	260,713
Net investment income in excess of (less than) distributions	(2,157)	6,147
Accumulated undistributed net realized gain	20,469	3,231
Unrealized appreciation of investments, net of income taxes	45,725	57,509
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	307,381	308,288
Total liabilities and net assets	$450,926	$417,490
Net asset value per share (16,293,194 shares outstanding at June 30, 2018 and 16,161,786 shares outstanding at March 31, 2018)	$18.87	$19.08

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended
	June 30,
	2018	2017
Investment income:
Interest income:
Non-control/Non-affiliate investments	$6,032	$4,332
Affiliate investments	1,452	140
Control investments	159	41
Dividend income:
Non-control/Non-affiliate investments	23	—
Affiliate investments	38	—
Control investments	3,014	3,004
Interest income from cash and cash equivalents	4	7
Fees and other income	385	200
Total investment income	11,107	7,724
Operating expenses:
Compensation	1,910	1,638
Spin-off compensation plan	—	172
Share-based compensation	475	368
Interest	2,373	738
Professional fees	488	479
Net pension expense	40	40
General and administrative	825	709
Total operating expenses	6,111	4,144
Income before taxes	4,996	3,580
Income tax (benefit) expense	379	144
Net investment income	$4,617	$3,436

Realized gain
Non-control/Non-affiliate investments	$200	$624
Affiliate investments	—	—
Control investments	18,619	—
Total net realized gain on investments before income tax	18,819	624

Change in unrealized appreciation of investments
Non-control/Non-affiliate investments	4,532	(2,419)
Affiliate investments	(671)	(332)
Control investments	(15,963)	4,050
Income tax (provision) benefit	319	85
Total net change in unrealized appreciation of investments, net of tax	(11,783)	1,384

Net realized and unrealized gains on investments	$7,036	$2,008

Net increase in net assets from operations	$11,653	$5,444

Pre-tax net investment income per share - basic and diluted	$0.31	$0.22
Net investment income per share – basic and diluted	$0.29	$0.21
Net increase in net assets from operations – basic and diluted	$0.72	$0.34
Weighted average shares outstanding – basic	16,180,291	16,009,703
Weighted average shares outstanding – diluted	16,201,443	16,072,463

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2018	2017
Operations:
Net investment income	$4,617	$3,436
Net realized gain on investments	18,819	624
Net change in unrealized appreciation of investments, net of tax	(11,783)	1,384
Net increase in net assets from operations	11,653	5,444
Dividends to shareholders	(14,503)	(3,355)
Spin-Off Compensation Plan, net of tax of $ - and $59, respectively	—	(114)
Capital share transactions:
Change in pension plan funded status	11	12
Exercise of employee stock options	1,457	—
Share-based compensation expense	475	368
(Decrease) increase in net assets	(907)	2,355
Net assets, beginning of period	308,288	285,072
Net assets, end of period	$307,381	$287,427

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net increase in net assets from operations	$11,653	$5,444
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(77,864)	(41,662)
Proceeds from sales and repayments of debt investments in portfolio companies	41,757	23,515
Proceeds from sales and return of capital of equity investments in portfolio companies	24,885	15
Payment of accreted original issue discounts	212	609
Depreciation and amortization	344	181
Net pension benefit	(12)	(12)
Realized gain on investments before income tax	(18,819)	(624)
Net change in unrealized appreciation of investments	12,102	(1,299)
Accretion of discounts on investments	(312)	(183)
Payment-in-kind interest and dividends	(79)	(73)
Stock option and restricted awards expense	475	368
Deferred income taxes	50	(155)
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(452)	(281)
Decrease in escrow receivables	(203)	—
Decrease in other receivables	(112)	220
Decrease (increase) in other assets	(9,785)	3,957
Increase in other liabilities	(2,067)	(2,119)
Decrease in payable for unsettled transaction	—	9,263
Net cash used in operating activities	(18,227)	(2,836)
Cash flows from financing activities
Borrowings under credit facility	55,000	—
Repayments of credit facility	(30,000)	—
Debt issuance costs paid	(459)	—
Proceeds from notes	1,379	—
Dividends to shareholders	(4,525)	(7,191)
Proceeds from exercise of employee stock options	1,422	—
Spin-off Compensation Plan distribution	35	—
Net cash provided by (used in) financing activities	22,852	(7,191)
Net increase (decrease) in cash and cash equivalents	4,625	(10,027)
Cash and cash equivalents at beginning of period	7,907	22,386
Cash and cash equivalents at end of period	$12,532	$12,359
Supplemental cash flow disclosures:
Cash paid for income taxes	$11	$214
Cash paid for interest	1,990	611
Supplemental disclosure of noncash financing activities:
Dividend declared, not yet paid	14,503	3,355
Spin-off Compensation Plan distribution accrued, not yet paid	—	172

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2018

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien	Healthcare services	L+6.75% (Floor 1.00%), Current Coupon 9.11%	6/30/2023	$9,262,500	$9,060,954	$9,401,438
AG KINGS HOLDINGS INC.[8]	First Lien	Food, agriculture & beverage	L+9.42% (Floor 1.00%), Current Coupon 11.78%	8/8/2021	9,366,667	9,236,751	9,038,833
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	2/1/2023	10,100,000	9,923,399	9,908,100
	2.65% membership interest		—	—	—	2,500,000	1,996,000
						12,423,399	11,904,100
AMERICAN TELECONFERENCING SERVICES, LTD.	First Lien	Telecommunications	L+6.50% (Floor 1.00%), Current Coupon 8.86%	12/8/2021	6,289,340	6,159,290	6,112,452
	Second Lien		L+9.50% (Floor 1.00%), Current Coupon 11.84%	6/6/2022	2,005,714	1,944,094	1,900,414
						8,103,384	8,012,866
AMWARE FULFILLMENT LLC[15]	First Lien	Distribution	L+12.00% (Floor 1.00%), Current Coupon 14.34%	5/21/2019	13,296,944	13,145,356	12,765,067
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.00% (Floor 1.00%), Current Coupon 10.32%	3/9/2022	12,398,351	12,204,051	12,280,567
	900,000 shares of common stock		—	—	—	900,000	874,000
						13,104,051	13,154,567
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+6.00% (Floor 1.00%), Current Coupon 8.10%	8/23/2022	4,912,500	4,875,968	4,821,619
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%, Current Coupon 11.81%	7/8/2020	11,922,365	11,711,936	11,755,452

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2018

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
CLICKBOOTH.COM, LLC	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%), Current Coupon 10.82%	12/5/2022	17,281,250	16,965,249	17,203,484
	Revolving Loan[10]		L+8.50% (Floor 1.00%)	12/5/2022	—	(17,722)	—
						16,947,527	17,203,484
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	—	—	—	8,000,000	9,316,000
DELPHI INTERMEDIATE HEALTHCO, LLC	First Lien	Healthcare services	L+7.50% (Floor 1.00%), Current Coupon 9.86%	10/3/2022	7,359,375	7,293,501	7,263,703
	First Lien		L+7.50 (Floor 1.00%), Current Coupon 9.83%	10/3/2022	4,968,750	4,920,581	4,904,156
						12,214,082	12,167,859
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.00% (Floor 1.00%), Current Coupon 8.34%	2/12/2021	6,285,444	6,274,316	6,277,587
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%), Current Coupon 10.84%	8/26/2023	3,000,000	2,951,375	2,974,500
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.25%, Current Coupon 9.59%	6/22/2023	16,250,000	15,966,754	15,966,754
	Delayed Draw Term Loan[10]		L+7.25%	—	—	(69,655)	—
						15,897,099	15,966,754
FAST SANDWICH, LLC	First Lien	Restaurants	L+9.00% (Floor 1.00%), Current Coupon 11.33%	5/23/2023	3,300,000	3,246,010	3,246,010
	Revolving Loan[10]		L+9.00% (Floor 1.00%)	—	—	(67,636)	—
						3,178,374	3,246,010

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2018

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
GAUGE AMERICAN NUTS OPERATIONS LLC[13]	First Lien	Food, agriculture and beverage	L+8.00% (Floor 1.00%), Current Coupon 10.33%	4/10/2023	17,500,000	17,162,415	17,162,415
	First Lien - Term Loan B		L+8.00% (Floor 1.00%), Current Coupon 10.33%	10/10/2018	656,250	648,900	648,900
	Delayed Draw Term Loan[10]		L+8.00% (Floor 1.00%)	4/10/2023	—	(9,402)	0
	Revolving Loan		L+8.00% (Floor 1.00%), Current Coupon 10.33%	4/10/2023	3,500,000	3,483,286	3,483,286
	3,000,000 units of Class A common stock[9]		—	—	—	3,000,000	3,000,000
						24,285,199	24,294,601
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%), Current Coupon 10.50%	11/15/2022	9,950,000	9,770,998	9,890,300
	Delayed Draw Term Loan[10]		L+8.50% (Floor 1.00%), Current Coupon 10.51%	11/15/2022	1,796,750	1,766,653	1,785,970
	110,000 units of Class A common stock[9]		—	—	—	1,100,000	1,100,000
						12,637,651	12,776,270
LIGHTING RETROFIT INTERNATIONAL, LLC	First Lien	Environmental services	L+9.25% (Floor 1.00%), Current Coupon 11.56%	6/30/2022	14,437,500	14,307,179	14,278,688
	396,825 shares of Series B preferred stock		—	—	—	500,000	511,000
						14,807,179	14,789,688
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%), Current Coupon 11.82%	12/20/2025	10,500,000	9,792,890	10,080,000
RESTAURANT TECHNOLOGIES, INC.	Second Lien	Business services	L+8.75% (Floor 1.00%), Current Coupon 11.07%	11/23/2023	3,500,000	3,456,390	3,482,500

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2018

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
JVMC HOLDINGS CORP. [14]	First Lien	Financial services	L+8.02% (Floor 1.00%), Current Coupon 10.11%	5/5/2022	7,125,000	7,066,937	7,125,000
TAX ADVISORS GROUP, LLC[13]	Senior subordinated debt	Financial services	10.00% / 2.00% PIK	12/23/2022	4,600,000	4,521,270	4,600,000
	143.3 Class A units[9]		—	—	—	541,176	645,000
						5,062,446	5,245,000
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%), Current Coupon 12.32%	2/16/2022	7,975,000	7,341,113	8,134,500
	Warrants (Expiration - February 17, 2027)		—	—	—	886,000	2,027,000
						8,227,113	10,161,500

Total Non-control/Non-affiliate Investments						$232,460,377	$235,960,695
Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	Senior subordinated debt	Business services	12.00% / 1.00% PIK	7/4/2021	4,522,672	$4,465,563	$4,314,629
	1,500,000 units of Class A-1 common stock[9]		—	—	—	1,500,000	1,293,000
						5,965,563	5,607,629
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+8.42% (Floor 1.00%), Current Coupon 10.76%	2/1/2022	20,000,000	19,524,654	20,000,000
	1,173 Preferred units; 1,173 Class A Common units		12% PIK	—	—	1,385,253	1,941,000
						20,909,907	21,941,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2018

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
ITA HOLDINGS GROUP, LLC[13]	First Lien	Transportation & logistics	L+8.50% (Floor 1.00%, Current Coupon 10.81%)	2/14/2023	9,440,625	9,262,607	9,265,973
	First Lien - Term Loan B		L+8.50% (Floor 1.00%, Current Coupon 10.82%)	2/14/2023	2,000,000	1,960,507	1,963,000
	Revolving Loan10.		L+8.50% (Floor 1.00%, Current Coupon 8.50%)	2/14/2023	313,500	276,501	307,700
	Delayed Draw Term Loan		L+8.50% (Floor 1.00%, Current Coupon 10.81%)	2/14/2023	1,500,000	1,471,135	1,472,250
	9.25% Class A Membership Interest[9]		—	—	—	1,500,000	1,500,000
						14,470,750	14,508,923
ZENFOLIO INC.	First Lien	Business services	L+9.00% (Floor 1.00%), Current Coupon 11.31%	7/17/2022	13,398,750	13,180,154	13,331,756
	Revolving Loan[10]		L+9.00% (Floor 1.00%)	7/17/2022	—	(16,177)	—
	190 shares of common stock		—	—	—	1,900,000	1,900,000
						15,063,977	15,231,756

Total Affiliate Investments						$56,410,197	$57,289,308
Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	—	—	$64,800,000	$66,575,453
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	—	—	—	800,000	6,622,641
	4,000,002 shares of common stock		—	—	—	4,615,000	38,204,359
						5,415,000	44,827,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2018

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
PRISM SPECTRUM HOLDINGS, LLC[13]	First Lien	Environmental services	L+9.50% (Floor 2.25%), Current Coupon 11.82%	2/6/2023	4,325,177	4,243,753	4,249,486
	Revolving Loan[22]		L+9.50% (Floor 2.25%), Current Coupon 11.82%	2/6/2023	750,000	713,156	736,875
	57.25 Class A units[9]		—	—	—	1,691,674	1,691,674
						6,648,583	6,678,035
Total Control Investments						$76,863,583	$118,080,488

TOTAL INVESTMENTS[12]						$365,734,157	$411,330,491

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.

[2]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.

[3]
The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.

[4]
The Company's investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the Board of Directors, using significant unobservable Level 3 inputs. Refer to Note 4 for further discussion.

[5]
Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940 (the “1940 Act”) as investments that are neither control investments nor affiliate investments. At June 30, 2018, approximately 57.4% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 76.8%.

[6]
Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At June 30, 2018, approximately 13.9% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 18.6%.

[7]
Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or maintains greater than 50% of the board representation. At June 30, 2018, approximately 28.7% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 38.4%.

[8]	The investment is structured as a first lien last out term loan.

[9]
Indicates assets that are considered "non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2018, approximately 17.0% of the Company's investment assets are non-qualifying assets.

[10]	The investment has an unfunded commitment as of June 30, 2018. Refer to Note 11 - Commitments and Contingencies for further discussion.

[11]	Income producing through dividends or distributions.

[12]
As of June 30, 2018, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $47.3 million; cumulative gross unrealized depreciation for federal income tax purposes is $1.9 million. Cumulative net unrealized appreciation is $45.4 million, based on a tax cost of $366.0 million.

[13]
Gauge American Nuts Operations LLC Class A common stock, ITA Holdings Group, LLC membership interest, LGM Pharma, LLC Class A common stock, Prism Spectrum Holdings LLC Class A units, Tax Advisors Group, LLC Class A units and Chandler Signs, LP Class A-1 common stock are held through a wholly-owned taxable subsidiary.

[14]	The investment is structured as a first lien first out term loan.

[15]	As of June 30, 2018, the investment is paying default interest at a rate of 2.5% per annum.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2018

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien	Healthcare services	L+6.75% (Floor 1.00%), Current Coupon 8.52%	6/30/2023	$9,321,875	$9,110,902	$9,485,008
AG KINGS HOLDINGS INC.[8]	First Lien	Food, agriculture & beverage	L+9.40% (Floor 1.00%), Current Coupon 11.21%	8/8/2021	9,650,000	9,507,562	9,437,700
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	2/1/2023	10,100,000	9,916,216	9,807,100
	2.65% membership interest		—	—	—	2,500,000	1,996,000
						12,416,216	11,803,100
AMERICAN TELECONFERENCING SERVICES, LTD.	First Lien	Telecommunications	L+6.50% (Floor 1.00%), Current Coupon 8.29%	12/8/2021	6,378,173	6,238,734	6,376,578
	Second Lien		L+9.50% (Floor 1.00%), Current Coupon 11.20%	6/6/2022	2,005,714	1,941,047	1,918,806
						8,179,781	8,295,384
AMWARE FULFILLMENT LLC[17]	First Lien	Distribution	L+12.00% (Floor 1.00%), Current Coupon 14.02%	5/21/2019	13,478,333	13,284,488	12,939,200
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.00% (Floor 1.00%), Current Coupon 10.02%	3/9/2022	13,036,418	12,817,614	12,899,536
	900,000 shares of common stock		—	—	—	900,000	874,000
						13,717,614	13,773,536
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+6.00% (Floor 1.00%), Current Coupon 7.88%	8/23/2022	4,925,000	4,886,550	4,836,350
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%, Current Coupon 11.19%	7/8/2020	12,922,365	12,669,652	12,767,297

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2018

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
CLICKBOOTH.COM, LLC	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%), Current Coupon 10.19%	12/5/2022	17,390,625	17,059,608	17,442,797
	Revolving Loan[15]		L+8.50% (Floor 1.00%)	12/5/2022	—	(18,719)	—
						17,040,889	17,442,797
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	—	—	—	8,000,000	4,629,000
DELPHI INTERMEDIATE HEALTHCO, LLC	First Lien	Healthcare services	L+7.50% (Floor 1.00%), Current Coupon 9.27%	10/3/2022	7,406,250	7,336,879	7,265,531
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.50% (Floor 1.00%), Current Coupon 8.61%	2/12/2021	6,285,443	6,273,415	6,285,443
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%), Current Coupon 10.63%	8/26/2023	3,000,000	2,949,611	3,000,000
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%), Current Coupon 10.17%	11/15/2022	9,975,000	9,787,481	9,955,050
	Delayed Draw Term Loan[18]		L+8.50% (Floor 1.00%), Current Coupon 10.29%	11/15/2022	1,300,000	1,274,815	1,297,400
	110,000 units of Class A common stock[9]		—	—	—	1,100,000	1,100,000
						12,162,296	12,352,450
LIGHTING RETROFIT INTERNATIONAL, LLC	First Lien	Environmental services	L+9.25% (Floor 1.00%), Current Coupon 10.94%	6/30/2022	14,625,000	14,487,144	14,361,750
	396,825 shares of Series B preferred stock		—	—	—	500,000	376,000
						14,987,144	14,737,750
PRE-PAID LEGAL SERVICES, INC.	Second Lien	Consumer services	L+9.00% (Floor 1.25%), Current Coupon 10.88%	7/1/2020	5,000,000	4,967,603	5,000,000
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%), Current Coupon 11.28%	12/20/2025	10,500,000	9,778,956	9,817,500

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2018

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
RESTAURANT TECHNOLOGIES, INC.	Second Lien	Business services	L+8.75% (Floor 1.00%), Current Coupon 10.69%	11/23/2023	3,500,000	3,454,894	3,493,000
JVMC HOLDINGS CORP. [14]	First Lien	Financial services	L+8.02% (Floor 1.00%), Current Coupon 9.90%	5/5/2022	7,218,750	7,156,878	7,215,141
TAX ADVISORS GROUP, LLC[13]	Senior subordinated debt	Financial services	10.00% / 2.00% PIK	12/23/2022	4,600,000	4,517,884	4,600,000
	143.3 Class A units[9]		—	—	—	541,176	886,000
						5,059,060	5,486,000
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%), Current Coupon 12.02%	2/16/2022	8,112,500	7,434,072	8,193,625
	Warrants (Expiration - February 17, 2027)		—	—	—	886,000	1,682,000
						8,320,072	9,875,625
WASTEWATER SPECIALTIES, LLC	First Lien[16]	Industrial services	L+12.25% (Floor 1.00%), Current Coupon 13.90%	4/18/2022	9,863,582	9,720,600	10,011,536

Total Non-control/Non-affiliate Investments						$200,981,062	$199,949,348
Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	Senior subordinated debt	Business services	12.00% / 1.00% PIK	7/4/2021	4,511,259	$4,450,704	$4,375,922
	1,500,000 units of Class A-1 common stock[9]		—	—	—	1,500,000	1,934,000
						5,950,704	6,309,922
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+9.90% (Floor 1.00%), Current Coupon 12.10%	2/1/2022	17,500,000	17,103,533	17,500,000
	1,089 Preferred units		12% PIK	—	—	1,235,651	1,879,000
						18,339,184	19,379,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2018

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
ITA HOLDINGS GROUP, LLC[13]	First Lien	Transportation & logistics	L+8.50% (Floor 1.00%, Current Coupon 10.32%)	2/14/2023	9,500,000	9,313,995	9,313,995
	Revolving Loan[19]		L+8.50% (Floor 1.00%)	2/14/2023	—	(9,748)	—
	Delayed Draw Term Loan		L+8.50% (Floor 1.00%, Current Coupon 10.32%)	2/14/2023	1,500,000	1,470,378	1,470,378
	9.25% Class A Membership Interest[9]		—	—	—	1,500,000	1,500,000
						12,274,625	12,284,373
ZENFOLIO INC.	First Lien	Business services	L+9.00% (Floor 1.00%), Current Coupon 10.69%	7/17/2022	13,432,500	13,200,549	13,325,040
	Revolving Loan[15]		L+9.00% (Floor 1.00%)	7/17/2022	—	(17,174)	—
	190 shares of common stock		—	—	—	1,900,000	1,900,000
						15,083,375	15,225,040

Total Affiliate Investments						$51,647,888	$53,198,335
Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	—	—	$64,800,000	$67,113,368
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	—	—	—	800,000	6,370,748
	4,000,002 shares of common stock		—	—	—	4,615,000	36,751,252
						5,415,000	43,122,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2018

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
PRISM SPECTRUM HOLDINGS, LLC[13]	First Lien	Environmental services	L+9.50% (Floor 2.25%), Current Coupon 11.75%	2/6/2023	4,325,177	4,240,522	4,240,522
	Revolving Loan[20]		L+9.50% (Floor 2.25%), Current Coupon 11.75%	2/6/2023	500,000	490,290	490,290
	57.25 Class A units[9]		—	—	—	1,691,674	1,691,674
						6,422,486	6,422,486
TITANLINER, INC.	1,189,609 shares of Series B convertible preferred stock	Energy services (upstream)	6% PIK	—	—	2,925,960	11,362,000
	339,277 shares of Series A convertible preferred stock		—	—	—	3,204,222	11,928,000
						6,130,182	23,290,000
Total Control Investments						$82,767,668	$139,947,854

TOTAL INVESTMENTS[12]						$335,396,618	$393,095,537

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.

[2]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.

[3]
The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.

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

[9]
Indicates assets that are considered "non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2018, approximately 18.0% of the Company's investment assets are non-qualifying assets.

[10]	The investment has approximately $3.2 million unfunded commitment as of March 31, 2018.

[11]	Income producing through dividends or distributions.

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

CSWC was organized as a Texas corporation on April 19, 1961. On March 30, 1988, CSWC elected to be regulated as a business development company (“BDC”) subject to the provisions of the 1940 Act, as amended by the Small Business Incentive Act of 1980. In order to comply with the 1940 Act requirements for a BDC, we must, among other things, generally invest at least 70% of our assets in eligible portfolio companies and limit the amount of leverage we incur.

We have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986 (the “Code”) and intend to continue to make that election. As such, we generally will not have to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that we distribute to our shareholders as dividends. To continue to maintain our RIC status, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). We meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC 946”). Under rules and regulations applicable to investment companies, we are generally precluded from consolidating any entity other than another investment company, subject to certain exceptions. One of the exceptions to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Accordingly, the consolidated financial statements include CSMC, our management company, and the Taxable Subsidiary.

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2018 and 2017. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Portfolio Investment Classification

We classify our investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are generally defined as investments in which we own more than 25% of the voting securities; “Affiliate Investments” are generally defined as investments in which we own between 5% and 25% of the voting securities, and the investments are not classified as “Control Investments”; and “Non-Control/Non-Affiliate Investments” are generally defined as investments that are neither “Control Investments” nor “Affiliate Investments.”

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our assets in qualifying assets. As of June 30, 2018, the Company has 83.0% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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
Additionally, in order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things meet the following tests:
(1) Continue to maintain our election as a BDC under the 1940 Act at all times during each taxable year.

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

For the quarter ended June 30, 2018, we satisfied all RIC tests and have 13.2% in nonqualified assets according to measurement criteria established in Section 851(d) of the Internal Revenue Code (as amended, the “IRC”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements of CSWC.

Fair Value Measurements We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying value of our credit facility approximates fair value (Level 3 input). See Note 4 below for further discussion regarding the fair value measurements and hierarchy.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At June 30, 2018 and March 31, 2018, cash balances totaling $11.4 million and $6.8 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Segment Information We operate and manage our business in a singular segment. As an investment company, we invest in portfolio companies in various industries and geographic areas as discussed in Note 3.

Consolidation As permitted under Regulation S-X and ASC 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to CSWC. Accordingly, we consolidated the results of CSWC’s wholly-owned Taxable Subsidiary and CSWC’s wholly-owned management company, CSMC. All intercompany balances have been eliminated upon consolidation.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2018 and March 31, 2018, we did not have any investments on non-accrual status or past due its contractual payment obligation.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three months ended June 30, 2018 and 2017, approximately 2.8% and 2.4%, respectively, of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of the equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. As of June 30, 2018 and March 31, 2018, we did not have any investments on non-accrual status and have not written off any accrued and uncollected PIK interest and dividends. For the three months ended June 30, 2018 and 2017, approximately 0.7% and 0.9%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income.

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

Federal Income Taxes CSWC has elected and intends to comply with the requirements of the IRC necessary to qualify as a RIC. By meeting these requirements, we will not be subject to corporate federal income taxes on ordinary income or capital gains timely distributed to shareholders. In order to qualify as a RIC, the company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the IRC, each year. Investment company taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Investment company taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in investment company taxable income until they are realized.

Depending on the level of taxable income or capital gains earned in a tax year, we may choose to carry forward taxable income or capital gains in excess of current year distributions into the next year and pay a 4% excise tax on such income. Any such carryover taxable income or capital gains must be distributed through a dividend declared on or prior to the later of (1) the filing of the U.S. federal income tax return for the applicable fiscal year and (2) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

In lieu of distributing our net capital gains for a year, we may decide to retain some or all of our net capital gains. We will be required to pay a 21% corporate-level federal income tax on any such retained net capital gains. We may elect to treat such retained capital gain as a deemed distribution to shareholders. Under such circumstances, shareholders will be required to include their share of such retained capital gain in income, but will receive a credit for the amount of corporate-level U.S. federal income tax paid with respect to their shares. As an investment company that qualifies as a RIC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31. Any net capital gains actually distributed to shareholders and properly reported by us as capital gain dividends are generally taxable to the shareholders as long-term capital gains. See Note 6 for further discussion.

CSMC, a wholly-owned subsidiary of CSWC, and the Taxable Subsidiary are not RICs and are required to pay taxes at the corporate rate of 21% as of June 30, 2018. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of each of CSMC and the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three months ended June 30, 2018 and 2017.

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

Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by ASC Topic 718, Compensation – Stock Compensation. Accordingly, we recognize stock-based compensation cost on a straight-line basis for all share-based payments awards granted to employees. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. For restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant. For restricted stock awards, we amortize this fair value to share-based compensation expense over the vesting term. We recognize forfeitures as they occur. We issue new shares upon the exercise of stock options. The unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are participating securities and are included in the basic and diluted earnings per share calculation. On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees (the “Original Order”). On August 22, 2017, we received an exemptive order that supersedes the Original Order (the “Exemptive Order”) and, in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan (the “2010 Plan”) and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan (the “2009 Plan”).

At the three months ended June 30, 2018 and 2017, weighted-average basic shares were adjusted for the dilutive effect of stock-based awards of 21,153 and 62,761, respectively. For individual cash incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value (“NAV”) of our Company. In connection with the Share Distribution, we entered into an Employee Matters Agreement (the “Employee Matters Agreement”) with CSW Industrials, Inc. (“CSWI”). Under the Employee Matters Agreement, the value of individual cash incentive awards was determined based upon the NAV of CSWC as of June 30, 2015. See Note 9 for further discussion.

Shareholder Distributions Distributions to common shareholders are recorded on the ex-dividend date. The amount of distributions, if any, is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

Presentation Presentation of certain amounts in the Consolidated Financial Statements for the prior year comparative consolidated financial statements is updated to conform to the current period presentation. This mainly includes disclosure of amounts at a more disaggregated level.

Recently Issued or Adopted Accounting Standards In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. While we continue to assess the effect of adoption, we currently believe the single change relates to the recognition of a new right-of-use asset and lease liability on our consolidated balance sheet for our office space operating lease. We currently have one operating lease for office space and do not expect a significant change in our leasing activity between now and adoption. See further discussion of our operating lease obligation in "Note 11—Commitments and Contingencies" in the notes to the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The new guidance is effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2014-09 effective April 1, 2018 and determined that its material financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there were no material changes to the recognition timing and classification of revenues and expenses; additionally, the adoption of ASU 2014-09 did not have a significant impact on pretax income or on the consolidated financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. The Company adopted ASU 2016-15 effective April 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial statements.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2018 and March 31, 2018:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
June 30, 2018:
First lien loans[1]	$234,873	57.1%	76.4%	$233,060	63.7%
Second lien loans	18,437	4.5	6.0	18,145	5.0
Subordinated debt	18,823	4.6	6.1	18,910	5.2
Preferred equity	18,391	4.5	6.0	10,685	2.9
Common equity & warrants	54,231	13.1	17.6	20,134	5.5
I-45 SLF LLC[2]	66,575	16.2	21.7	64,800	17.7
	$411,330	100.0%	133.8%	$365,734	100.0%

March 31, 2018:
First lien loans	$197,110	50.1%	63.9%	$194,820	58.1%
Second lien loans	23,229	5.9	7.5	23,092	6.9
Subordinated debt	18,783	4.8	6.1	18,885	5.6
Preferred equity	36,545	9.3	11.9	16,666	5.0
Common equity & warrants	50,315	12.8	16.3	17,134	5.1
I-45 SLF LLC[2]	67,113	17.1	21.8	64,800	19.3
	$393,095	100.0%	127.5%	$335,397	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of June 30, 2018 and March 31, 2018, the fair value of the first lien last out loans are $29.0 million and $26.9 million, respectively.
2I-45 SLF LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2018 and March 31, 2018:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
June 30, 2018:
I-45 SLF LLC[1]	$66,575	16.2%	21.7%	$64,800	17.7%
Media, Marketing, & Entertainment	49,306	12.0	16.0	46,085	12.6
Industrial Products	44,827	10.9	14.6	5,415	1.5
Business Services	34,402	8.4	11.2	34,279	9.4
Food, Agriculture & Beverage	33,333	8.1	10.9	33,522	9.2
Distribution	25,920	6.3	8.4	26,250	7.2
Consumer Products and Retail	23,659	5.8	7.7	24,135	6.6
Healthcare Services	21,569	5.2	7.0	21,275	5.8
Environmental Services	21,468	5.2	7.0	21,456	5.9
Consumer Services	15,967	3.9	5.2	15,897	4.3
Transportation & Logistics	14,509	3.5	4.7	14,471	3.9
Healthcare Products	12,776	3.1	4.2	12,638	3.5
Financial Services	12,370	3.0	4.0	12,129	3.3
Energy Services (Upstream)	9,316	2.3	3.0	8,000	2.2
Restaurants	8,068	2.0	2.6	8,054	2.2
Telecommunications	8,013	1.9	2.6	8,103	2.2
Software & IT Services	6,277	1.5	2.0	6,274	1.7
Paper & Forest Products	2,975	0.7	1.0	2,951	0.8
	$411,330	100.0%	133.8%	$365,734	100.0%

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
March 31, 2018:
I-45 SLF LLC[1]	$67,113	17.1%	21.8%	$64,800	19.3%
Media, Marketing, & Entertainment	46,697	11.9	15.1	43,700	13.0
Industrial Products	43,122	11.0	14.0	5,415	1.6
Business Services	34,846	8.9	11.3	34,268	10.2
Energy Services (Upstream)	27,919	7.1	9.1	14,130	4.2
Distribution	26,713	6.8	8.7	27,002	8.1
Consumer Products and Retail	24,570	6.2	7.9	25,086	7.5
Environmental Services	21,160	5.4	6.9	21,410	6.4
Healthcare Services	16,751	4.3	5.4	16,448	4.9
Financial Services	12,701	3.2	4.1	12,216	3.6
Healthcare Products	12,353	3.1	4.0	12,162	3.6
Transportation & Logistics	12,284	3.1	4.0	12,275	3.7
Industrial Services	10,012	2.5	3.2	9,721	2.9
Food, Agriculture & Beverage	9,438	2.4	3.1	9,507	2.8
Telecommunications	8,295	2.1	2.7	8,180	2.4
Software & IT Services	6,285	1.6	2.0	6,273	1.9
Consumer Services	5,000	1.3	1.6	4,968	1.5
Restaurants	4,836	1.2	1.6	4,886	1.5
Paper & Forest Products	3,000	0.8	1.0	2,950	0.9
	$393,095	100.0%	127.5%	$335,397	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC include multi-sector holdings, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of June 30, 2018 and March 31, 2018:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
June 30, 2018:
Southeast	$103,402	25.2%	33.6%	$103,136	28.2%
Southwest	101,489	24.7	33.0	61,130	16.7
Northeast	75,385	18.3	24.5	72,467	19.8
I-45 SLF LLC[1]	66,575	16.2	21.7	64,800	17.7
West	47,830	11.6	15.6	47,681	13.1
Midwest	16,649	4.0	5.4	16,520	4.5
	$411,330	100.0%	133.8%	$365,734	100.0%

March 31, 2018:
Southwest	$131,753	33.5%	42.7%	$79,713	23.8%
Southeast	84,969	21.6	27.6	84,290	25.1
Northeast	72,205	18.4	23.4	69,739	20.8
I-45 SLF LLC[1]	67,113	17.1	21.8	64,800	19.3
West	23,554	6.0	7.6	23,425	7.0
Midwest	13,501	3.4	4.4	13,430	4.0
	$393,095	100.0%	127.5%	$335,397	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

4.	FAIR VALUE MEASUREMENTS

Investment Valuation Process

The valuation process is led by the finance department in conjunction with the investment team. The process includes a monthly review of each investment by our executive officers and investment teams. Recommended valuations of each portfolio security are prepared quarterly by the finance department using updated financial and other operational information collected by the investment teams. Each investment valuation is then subject to review by the executive officers and investment teams. In conjunction with the internal valuation process, we have also engaged multiple independent consulting firms specializing in financial due diligence, valuation, and business advisory services to provide third-party valuation reviews of certain investments. The third-party valuation firms provide a range of values for selected investments, which is presented to CSWC’s executive officers and Board of Directors.

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

Fair Value Hierarchy

CSWC has established and documented processes for determining the fair values of portfolio company investments on a recurring basis in accordance with the 1940 Act and ASC 820. As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). CSWC conducts reviews of fair value hierarchy classifications on a quarterly basis. We also use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement.

The three levels of valuation inputs established by ASC 820 are as follows:

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
As of June 30, 2018 and March 31, 2018, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at NAV) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

Market Approach

Market Approach is a qualitative and quantitative analysis of the aforementioned unobservable inputs. It is a combination of the Enterprise Value Waterfall Approach and Income Approach as described in detail below. For debt investments recently originated (within a quarterly reporting period) or where the value has not departed significantly from its cost, we generally rely on our cost basis or recent transaction price to determine the fair value, unless a material event has occurred since origination.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2018 and March 31, 2018 (in thousands):

		Fair Value Measurements
		at June 30, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$234,873	$—	$—	$234,873
Second lien loans	18,437	—	—	18,437
Subordinated debt	18,823	—	—	18,823
Preferred equity	18,391	—	—	18,391
Common equity & warrants	54,231	—	—	54,231
Investments measured at net asset value[1]	66,575	—	—	—
Total Investments	$411,330	$—	$—	$344,755

	Fair Value Measurements
	at March 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$197,110	$—	$—	$197,110
Second lien loans	23,229	—	—	23,229
Subordinated debt	18,783	—	—	18,783
Preferred equity	36,545	—	—	36,545
Common equity & warrants	50,315	—	—	50,315
Investments measured at net asset value[1]	67,113	—	—	—
Total Investments	$393,095	$—	$—	$325,982

[1]
Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at June 30, 2018 and March 31, 2018, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at June 30, 2018 and March 31, 2018. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	June 30, 2018	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

First lien loans	Income Approach	$194,366	Discount Rate	8.8% - 19.5%	12.3%
			Third Party Broker Quote	97.2 - 101.5	99.5
	Market Approach	40,507	Cost	98.1 - 99.5	98.3
Second lien loans	Income Approach	18,437	Discount Rate	11.9% - 14.2%	13.4%
			Third Party Broker Quote	94.8 - 100.1	97.2
Subordinated debt	Income Approach	18,823	Discount Rate	12.1% - 15.0%	12.8%
Preferred equity	Enterprise Value Waterfall Approach	18,391	EBITDA Multiple	5.2x - 9.3x	6.9x
			Discount Rate	15.0% - 32.0%	26.0%
Common equity & warrants	Enterprise Value Waterfall Approach	51,231	EBITDA Multiple	4.0x - 9.1x	8.0x
			Discount Rate	12.3% - 21.6%	20.3%
	Market Approach	3,000	Cost	100.0	100.0
Total Level 3 Investments		$344,755

		Fair Value at	Significant
	Valuation	March 31, 2018	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

First lien loans	Income Approach	$181,595	Discount Rate	9.5% - 17.0%	12.8%
			Third Party Broker Quote	98.2 - 101.8	100.3
	Market Approach	15,515	Cost	98.0 - 98.1	98.0
Second lien loans	Income Approach	18,229	Discount Rate	11.6% - 11.6%	11.6%
			Third Party Broker Quote	93.5 - 100.0	96.0
	Market Approach	5,000	Exit Value	100.0	100.0
Subordinated debt	Income Approach	18,783	Discount Rate	12.4% - 13.8%	12.9%
Preferred equity	Enterprise Value Waterfall Approach	36,545	EBITDA Multiple	5.1x - 9.3x	6.9x
			Discount Rate	15.0% - 32.1%	20.2%
Common equity & warrants	Enterprise Value Waterfall Approach	47,123	EBITDA Multiple	6.0x - 8.4x	8.1x
			Discount Rate	15.7% - 21.6%	20.6%
	Market Approach	3,192	Cost	100.0	100.0
Total Level 3 Investments		$325,982

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three months ended June 30, 2018 and 2017, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the three months ended June 30, 2018 and 2017 (in millions):

		Realized &
	Fair Value	Unrealized	Purchases of		PIK Interest		Fair Value at
	3/31/2018	Gains (Losses)	Investments[1]	Repayments	Earned	Divestitures	06/30/2018
First lien loans	$197,110	$(297)	$75,029	$(14,105)	$—	$(22,864)	$234,873
Second lien loans	23,229	187	21	(5,000)	—	—	18,437
Subordinated debt	18,783	13	15	—	12	—	18,823
Preferred equity	36,545	6,435	111	—	67	(24,767)	18,391
Common equity & warrants	50,315	916	3,000	—	—	—	54,231
Total Investments	$325,982	$7,254	$78,176	$(19,105)	$79	$(47,631)	$344,755

		Realized &
	Fair Value	Unrealized	Purchases of		PIK Interest		Fair Value at
	3/31/2017	Gains (Losses)	Investments[1]	Repayments	Earned	Divestitures	06/30/2017
First lien loans	$107,817	$1,365	$32,255	$(16,905)	$—	$—	$124,532
Second lien loans	47,177	236	32	(7,219)	—	—	40,226
Subordinated debt	12,485	(3)	4,517	—	2	—	17,001
Preferred equity[2]	19,343	1,916	500	—	71	—	21,830
Common equity & warrants	36,663	(1,731)	541	—	—	(15)	35,458
Total Investments	$223,485	$1,783	$37,845	$(24,124)	$73	$(15)	$239,047

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.

[2]	Presentation of June 30, 2017 disclosure updated to confirm to current period presentation.

The total net unrealized gains (excluding reversals) included in earnings that related to assets still held at the report date for the three months ended June 30, 2018 and 2017 were $5.4 million and $1.5 million, respectively.

5.	BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 200% (or, pursuant to recent legislation, 150% if certain requirements are met as described in our Annual Report on Form 10-K in the Business Section under “Regulation as a Business Development Company-Senior Securities”) after such borrowing. On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be decreased from 200% to 150%, effective April 25, 2019. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, effective April 25, 2019. As of June 30, 2018, the Company’s asset coverage was 351%.

The Company had the following borrowings outstanding as of June 30, 2018 and March 31, 2018 (amounts in thousands):

	June 30, 2018	March 31, 2018
Credit Facility	$65,000	$40,000

December 2022 Notes	58,886	57,500
Less: Unamortized debt issuance costs and debt discount	(2,240)	(2,195)
Total Notes	56,646	55,305

Total Borrowings	$121,646	$95,305

Credit Facility

In August 2016, CSWC entered into a senior secured credit facility (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”) to provide additional liquidity to support its investment and operational activities, which included total commitments of $100 million. The Credit Facility contained an accordion feature that allowed CSWC to increase the total commitments under the facility up to $150 million from new and existing lenders on the same terms and conditions as the existing commitments. In August 2017, we increased our total commitments by $15 million through adding an additional lender using the accordion feature.

On November 16, 2017, CSWC entered into Amendment No. 1 (the “Amendment”) to its Credit Facility. Prior to the Amendment, borrowings under the Credit Facility accrued interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 3.25% with no LIBOR floor. CSWC paid unused commitment fees of 0.50% to 1.50% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Amendment (1) increased the total borrowing capacity under the Credit Facility to $180 million, with commitments from a diversified group of eight lenders, (2) increased the Credit Facility’s accordion feature that allows for an increase in total commitments of up to $250 million under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments, (3) reduced the interest rate on borrowings from LIBOR plus 3.25% down to LIBOR plus 3.00%, with a further step-down to LIBOR plus 2.75% at the time the Company’s net worth exceeds $325 million, (4) reduced unused commitment fees from a utilization-based grid of 0.50% to 1.5% down to a range of 0.50% to 1.0% per annum, and (5) extended the Credit Facility’s revolving period that ended on August 30, 2019 through November 16, 2020. Additionally, the final maturity of the Credit Facility was extended from August 30, 2020 to November 16, 2021. On April 16, 2018 and May 11, 2018, CSWC entered into Incremental Assumption Agreements, which increased the total commitments under the Credit Facility by $20 million and $10 million, respectively. The increases were executed under the accordion feature of the Credit Facility, increasing total commitments from $180 million to $210 million.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of June 30, 2018, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At June 30, 2018, CSWC had $65.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $1.3 million for the three months ended June 30, 2018. For the three months ended June 30, 2017, CSWC recognized interest expense of $0.7 million. The weighted average interest rate on the Credit Facility was 5.18% and 4.45%, respectively, for the three months ended June 30, 2018 and 2017. Average borrowings for the three months ended June 30, 2018 and 2017 were $58.6 million and $25.0 million, respectively. As of June 30, 2018, CSWC was in compliance with all financial covenants under the Credit Facility.

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

On June 11, 2018, the Company entered into an "At-The-Market" ("ATM") debt distribution agreement, pursuant to which it may offer for sale, from time to time, up to $50 million in aggregate principal amount of December 2022 Notes through B. Riley FBR, Inc., acting as its sales agent (the “2022 Notes Agent”). Sales of the December 2022 Notes may be made in negotiated transactions or transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market, or similar securities exchanges or sales made through a market maker other than on an exchange at prices related to prevailing market prices or at negotiated prices.

The 2022 Notes Agent receives a commission from the Company equal to up to 2% of the gross sales of any December 2022 Notes sold through the 2022 Notes Agent under the debt distribution agreement. The 2022 Notes Agent is not required to sell any specific principal amount of December 2022 Notes, but will use its commercially reasonable efforts consistent with its sales and trading practices to sell the December 2022 Notes. The December 2022 Notes trade “flat,” which means that purchasers in the secondary market will not pay, and sellers will not receive, any accrued and unpaid interest on the December 2022 Notes that is not reflected in the trading price.

During the three months ended June 30, 2018, the Company sold 55,442 of the December 2022 Notes for an aggregate principal amount of approximately $1.4 million. As of June 30, 2018, an aggregate principal amount of approximately $48.6 million remains available for issuance and sale under the debt distribution agreement.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of June 30, 2018, the carrying amount of the December 2022 Notes was $56.6 million. As of June 30, 2018, the fair value of the December 2022 Notes was $59.7 million. The fair value is based on the closing price of the security of The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs, of $1.0 million for the three months ended June 30, 2018.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (“SEC”), (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of June 30, 2018, the Company was in compliance with all covenants of the December 2022 Notes.

6.	INCOME TAXES

We have elected to be treated as a RIC under Subchapter M of the IRC and have a tax year end of December 31. In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable income, as defined by the IRC, to our shareholders in a timely manner. Investment company income generally includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and capital gains that is distributed to its shareholders, including “deemed distributions” as discussed below. As part of maintaining RIC status, undistributed taxable income and capital gain, which is subject to a 4% non-deductible U.S. federal excise tax, pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (1) the filing of the U.S. federal income tax return for the applicable fiscal year and (2) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated. We intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.

As of June 30, 2018, CSWC qualified to be taxed as a RIC. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the quarter ended March 31, 2018, CSWC declared regular dividends in the amount of $4.5 million, or $0.28 per share. During the quarter ended June 30, 2018, CSWC declared total dividends of $14.5 million, or $0.89 per share, which consisted of regular dividends in the amount of $4.7 million, or $0.29 per share, and supplemental dividends in the amount of $9.8 million, or $0.60 per share.

Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital.

The following reconciles net increase in assets resulting from operations to estimated RIC taxable income for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
Reconciliation of RIC Taxable Income[1]	2018	2017
Net increase in net assets from operations	$11,653	$5,444
Net change in unrealized appreciation on investments	11,783	(1,384)
Income/gain (expense/loss) recognized for tax on pass-through entities	99	(168)
Loss recognized for tax on dispositions	281	—
Net operating loss - management company and taxable subsidiary	16	352
Non-deductible tax expense	240	(125)
Other book/tax differences	—	—
Estimated taxable income before deductions for distributions	$24,072	$4,119

[1]
The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.

A RIC may elect to retain all or a portion of its net capital gains by designating them as a “deemed distribution” to its shareholders and paying a federal tax on the net capital gains for the benefit of its shareholders. Shareholders then report their share of the retained capital gains on their income tax returns as if it had been received and report a tax credit for tax paid on their behalf by the RIC. Shareholders then add the amount of the “deemed distribution” net of such tax to the basis of their shares. As a result of the tax reform legislation enacted on December 22, 2017 (the "Tax Reform"), the federal tax rate for deemed distributions is 21% as of January 1, 2018. For the tax year ended December 31, 2017, we distributed all long-term capital gains and therefore had no deemed distributions to our shareholders or federal taxes incurred related to such items. "Deemed distributions" are generally reclassified from accumulated net realized gains into additional capital after our tax year ends each December 31.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual cash incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of both June 30, 2018 and March 31, 2018, CSMC had a deferred tax asset of approximately $2.1 million. As of June 30, 2018, we believe that we will be able to utilize all $2.1 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets.

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

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended June 30, 2018, we recognized net income tax expense of $0.4 million, principally consisting of a provision for current U.S. federal income taxes of $0.1 million, a $0.2 million accrual for excise tax on our estimated undistributed taxable income and $0.1 million relating to the Taxable Subsidiary. For the three months ended June 30, 2017, we recognized a net income tax expense of $0.1 million, principally consisting of a provision for current U.S. federal income taxes of $0.2 million and a $0.1 million benefit for excise tax on our estimated undistributed taxable income.

Regarding the Tax Reform, the Company has completed all accounting and there are no items reported as provisional amounts. However, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the Tax Reform, could have a material impact on the Company's effective tax rate in future periods. Finally, given the significant complexity of the Tax Reform, current guidance from the U.S. Treasury about implementing the Tax Act and any related guidance from the SEC or the FASB may change, which may require us to refine the Company's estimates in the future.

Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2014 through December 31, 2017.

7.	SHAREHOLDERS' EQUITY

There were no sales of the Company’s equity securities for the three months ended June 30, 2018 and 2017.

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received the Exemptive Order that supersedes the Original Order and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. During both the three months ended June 30, 2018 and 2017, the Company did not repurchase any shares in connection with the vesting of restricted stock awards.

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

During both the three months ended June 30, 2018 and 2017, the Company did not repurchase any shares of the Company’s common stock under the share repurchase program. As of June 30, 2018, the Company has approximately $9.4 million available for additional repurchases under the program.

8.	SPIN-OFF COMPENSATION PLAN

On August 28, 2014, CSWC's Board of Directors adopted a compensation plan (the “Spin-off Compensation Plan”) consisting of grants of nonqualified stock options, restricted stock and cash incentive awards to certain officers of the Company at the time. The Spin-off Compensation Plan was intended to align the compensation of the Company’s key officers with the Company’s strategic objective of increasing the market value of the Company’s shares through a transformative transaction for the benefit of the Company’s shareholders. Under the Spin-off Compensation Plan, Joseph B. Armes, former Chief Executive Officer of the Company, Kelly Tacke, former Chief Financial Officer of the Company, and Bowen S. Diehl, former Chief Investment Officer and current Chief Executive Officer of the company, were collectively as a group eligible to receive an amount equal to six percent of the aggregate appreciation in the Company’s share price from August 28, 2014 (using a base price of $36.16 per share) to the date 90 days after the completion of a transformative transaction (the “Trigger Event Date”). The first plan component consisted of nonqualified options awarded to purchase an aggregate of 259,000 shares of common stock at an exercise price of $36.60 per share. The second plan component consisted of an aggregate of 127,000 shares of restricted stock, which have voting rights but do not have cash dividend rights. See Note 9 for further discussion on the first two components of the Spin-off Compensation Plan. The final plan component consisted of cash incentive payments awarded to each participant in an amount equal to the excess of each awardee’s allocable portion of the total payment amount over the aggregate value as of the Trigger Event Date of the awardee’s restricted common stock and nonqualified options awarded under the plan.

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

Effective immediately with the Share Distribution, both Joseph B. Armes and Kelly Tacke became employees of CSWI and Bowen Diehl, our President and Chief Executive Officer, continued to be an employee of our Company. The Company entered into the Employee Matters Agreement with CSWI . Under the Employee Matters Agreement, we retained the cash incentive awards granted under the Spin-off Compensation Plan, and all liabilities with respect to the cash incentive awards remained liabilities of CSWC. The equity based awards vesting terms were as follows: (1) one-third on December 29, 2015; (2) one-third on December 29, 2016; and (3) one-third on December 29, 2017, subject to accelerated vesting as described above.

The total value accretion was six percent of the aggregate appreciation in the Company’s share price from $36.16 to the combined volume-weighted average prices of both CSWC and CSWI stock as of December 29, 2015. The cash component of the Spin-off Compensation Plan was the difference between the total value accretion and the aggregate value of the awardee’s restricted common stock and non-qualified option awards under the Spin-off Compensation Plan. The total cash liabilities for three participants under the plan totaled $6.1 million. The final payment of $1.4 million was fully vested on December 29, 2017, and was subsequently paid out in January 2018. As of June 30, 2018, there is no remaining unrecognized expense related to the Spin-off Compensation Plan.

During the three months ended June 30, 2018, we did not recognize any expense related to the Spin-off Compensation Plan. During the three months ended June 30, 2017, we recognized the cash component of spin-off compensation expense of $0.2 million, which represented the cash component of spin-off compensation for our current employee. During the three months ended June 30, 2017, we also recorded $0.2 million directly to additional capital for the cash component of the spin-off compensation related to one of the two employees who transferred to CSWI.

9.	EMPLOYEE STOCK BASED COMPENSATION PLANS

Stock Awards

Pursuant to the Capital Southwest Corporation 2010 Plan, our Board of Directors originally reserved 188,000 shares of restricted stock for issuance to certain of our employees. At our annual shareholder meetings in August 2015 and August 2018, our shareholders approved an increase of an additional 450,000 and 850,000 shares, respectively, to our 2010 Plan. A restricted stock award is an award of shares of our common stock, which generally have full voting and dividend rights but are restricted with regard to sale or transfer. Restricted stock awards are independent of stock grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing. Unless otherwise specified in the award agreement, these shares vest in equal annual installments over a four- to five-year period from the grant date and are expensed over the vesting period starting on the grant date.

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

On August 2, 2018, the Fourth Amendment to the 2010 Plan increased the number of shares of Company common stock available for issuance by 850,000 shares. The Fourth Amendment also includes revisions regarding change in control provisions, minimum vesting periods, incorporation of a clawback policy and other technical revisions.

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

The vesting terms for restricted stock awards previously granted under the Spin-off Compensation Plan are as follows: (1) one-third on December 29, 2015; (2) one-third on December 29, 2016; and (3) one-third on December 29, 2017, subject to accelerated vesting as described above. As of June 30, 2018, there is no remaining unrecognized expense related to the Spin-off Compensation Plan.

The following table summarizes the restricted stock available for issuance for the nine months ended June 30, 2018:

Restricted stock available for issuance as of March 31, 2018	9,777
Additional restricted stock approved under the plan	—
Restricted stock granted during the three months ended June 30, 2018	—
Restricted stock forfeited during the three months ended June 30, 2018	2,250
Restricted stock available for issuance as of June 30, 2018	12,027

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

For the three months ended June 30, 2018 and 2017, we recognized total share based compensation expense of $0.5 million and $0.3 million, respectively, related to the restricted stock issued to our employees and officers.

As of June 30, 2018, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $4.6 million, which will be amortized over the weighted-average vesting period of approximately 2.7 years. Subsequent to the Share Distribution, the compensation expense related to non-vested awards held by employees who are now employed by CSWI is recorded by CSWI.

The following table summarizes the restricted stock outstanding as of June 30, 2018:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2018	372,163	$15.82	2.9
Granted	—	—	—
Vested	(1,875)	13.92	—
Forfeited	(2,250)	15.60	—
Unvested at June 30, 2018	368,038	$15.84	2.7

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

On August 28, 2014, our Board of Directors amended the 2009 Plan, as permitted pursuant to Section 18 of the 2009 Plan (the “First Amendment to the 2009 Plan”). The First Amendment to the 2009 Plan provides that an award agreement may allow an award to remain outstanding after a spin-off or change in control of one or more wholly-owned subsidiaries of the Company. In addition, on August 28, 2014, options to purchase 259,000 shares at $36.60 per share were granted under the 2009 Plan, as amended. On September 8, 2015, the Board designated the Share Distribution as a transformative transaction for purposes of the 2009 Plan and amended the award agreements granted under the 2009 Plan to provide for accelerated vesting of the awards held by a participant in the event of a termination of that participant’s service effected by the participant for good reason, by the employer without cause, or as a result of the disability or death of the participant. A third of these options were vested on each of December 29, 2015, December 29, 2016 and December 29, 2017, respectively, subject to accelerated vesting as described above.

On August 22, 2017, we received the Exemptive Order from the SEC that supersedes the Original Order and, in addition to the relief granted under the Original Order, allows us to withhold shares of our common stock to satisfy the exercise of options to purchase shares of our common stock granted pursuant to the 2009 Plan.

At June 30, 2018, there are options to acquire 61,950 shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Plan or request shareholders’ approval of additional stock options to be added under the 2009 Plan.

At September 30, 2015, in connection with the Share Distribution, we entered into the Employee Matters Agreement, which provided that each option to acquire CSWC common stock that was outstanding immediately prior to September 30, 2015, would be converted into both an option to acquire post-Share Distribution CSWC common stock and an option to acquire CSWI common stock and would be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the Share Distribution. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of CSWC subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all CSWC employees. We compared the fair market value of our stock options on the day of the Share Distribution with the combined fair value of our stock options and CSWI stock options the day after the completion of the Share Distribution. The distribution-related adjustments did not have an impact on compensation expense for the three months ended June 30, 2018 and 2017.

The following table summarizes activity in the 2009 Plan as of June 30, 2018, including adjustments in connection with the Share Distribution:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
2009 Plan
Balance at March 31, 2017	206,364	$11.12
Granted	—	—
Exercised	(10,756)	11.66	$58,081
Canceled/Forfeited	—	—
Balance at March 31, 2018	195,608	11.09
Granted	—	—
Exercised	(133,658)	10.90	$1,085,781
Canceled/Forfeited	—	—
Balance at June 30, 2018	61,950	$11.49

	Weighted Average	Aggregate
	Remaining Contractual	Intrinsic
June 30, 2018	Term	Value
Outstanding	6.0 years	$410,022
Exercisable	6.2 years	$329,000

We recognize compensation cost using the straight-line method for all share-based payments. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for the three months ended June 30, 2018 and 2017, we recognized stock option compensation expense of $10.6 thousand and $48.0 thousand, respectively related to the stock options held by our employees and officers. As of June 30, 2018, the total remaining unrecognized compensation cost related to non-vested stock options was $28.2 thousand, which will be amortized over the weighted-average vesting period of approximately 0.4 years.

At June 30, 2018, the range of exercise prices was $11.00 to $11.66 and the weighted-average remaining contractual term of outstanding options was 6.0 years. The total number of shares of common stock exercisable under the 2009 Plan at June 30, 2018 was 50,000 shares with a weighted-average exercise price of $11.53. During the quarter ended June 30, 2018, no options became exercisable and 133,658 options were exercised with an average exercise price of $10.90. During the quarter ended June 30, 2017, no options became exercisable and no options were exercised.

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

There are currently 48,000 individual cash incentive awards outstanding as of June 30, 2018 and the liability for individual cash incentive awards was $0.3 million at June 30, 2018. As of June 30, 2018, there is no remaining unrecognized compensation expense related to individual cash incentive awards.

There were no individual cash incentive awards vested or granted during the three months ended June 30, 2018.

Weighted
Average
		Weighted	Remaining
	Number of	Average Grant	Vesting Term
Individual Cash Incentive Awards	Shares	Price Per Share	(in Years)
Unvested at March 31, 2018	48,000	$47.03	0.6
Granted	—	—	—
Vested	—	—	—
Forfeited or expired	—	—	—
Unvested at June 30, 2018	48,000	$47.03	0.4

10.	OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended June 30, 2018 and 2017, we made matching contributions of approximately $62.5 thousand and $48.0 thousand, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The balances of unused commitments to extend financing as of June 30, 2018 and March 31, 2018 were as follows (amounts in thousands):

		June 30,	March 31,
Portfolio Company	Investment Type	2018	2018
I-45 SLF LLC	Equity Investment	$3,200	$3,200
Clickbooth.com, LLC	Revolving Loan	2,000	2,000
Environmental Pest Service Management Company, LLC	Delayed Draw Term Loan	7,000	—
Fast Sandwich, LLC	Revolving Loan	4,150	—
Gauge American Nuts Operations LLC	Delayed Draw Term Loan	1,969	—
ITA Holdings Group, LLC	Revolving Loan	1,687	2,000
LGM Pharma, LLC	Delayed Draw Term Loan	400	900
Prism Spectrum Holdings LLC	Revolving Loan	1,250	1,500
Zenfolio Inc.	Revolving Loan	2,000	2,000
Total unused commitments to extend financing		$23,656	$11,600

Included within the total revolving and delayed draw loan commitments as of June 30, 2018 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2018, the Company had $3.3 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.3 million expire in May 2019. As of June 30, 2018, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

12.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During both the three months ended June 30, 2018 and 2017, we received management and other fees from certain of our portfolio companies totaling $0.1 million, which were recognized as Fees and other income on the Consolidated Statements of Operations. Additionally, as of both June 30, 2018 and March 31, 2018, we had dividends receivable from I-45 SLF LLC of $2.2 million, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

13.	SUBSEQUENT EVENTS

On July 2, 2018, CSWC paid total dividends of $14.5 million, or $0.89 per share, which consisted of regular dividends declared on June 1, 2018 in the amount of $4.7 million, or $0.29 per share, and supplemental dividends declared on June 7, 2018 in the amount of $9.8 million, or $0.60 per share.

From July 1, 2018 through August 3, 2018, the Company sold 419,508 of the December 2022 Notes for an aggregate principal amount of approximately $10.5 million pursuant to the ATM debt distribution agreement. Since inception of the ATM program through August 3, 2018, the Company has sold 474,950 of the December 2022 Notes for an aggregate principal amount of approximately $11.9 million.

14.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2018 and 2017 (share amounts presented in thousands).

	Three Months Ended
	June 30,
Per Share Data:	2018	2017
Investment income[1]	$0.69	$0.48
Operating expenses[1]	(0.38)	(0.26)
Income taxes[1]	(0.02)	(0.01)
Net investment income[1]	0.29	0.21
Net realized gain[1]	1.16	0.04
Net change in unrealized appreciation of investments, net of tax[1]	(0.73)	0.09
Total increase from investment operations	0.72	0.34
Dividends to shareholders	(0.89)	(0.21)
Spin-off Compensation Plan distribution, net of tax	—	(0.01)
Exercise of employee stock options[2]	(0.09)	—
Share based compensation expense	0.03	0.02
Other[4]	0.02	0.02
(Decrease) increase in net asset value	(0.21)	0.16
Net asset value
Beginning of period	19.08	17.80
End of period	$18.87	$17.96

Ratios and Supplemental Data
Ratio of operating expenses, excluding interest expense, to average net assets[5]	1.21%	1.19%
Ratio of net investment income to average net assets[5]	1.50%	1.20%
Portfolio turnover	16.19%	8.02%
Total investment return[5,6]	11.63%	(3.67)%
Total return based on change in NAV[5,7]	3.56%	2.08%

Per share market value at the end of the period	$18.11	$16.08
Weighted-average common shares outstanding	16,180	16,010
Weighted-average fully diluted shares outstanding	16,201	16,072
Common shares outstanding at end of period	16,293	16,006

[1]	Based on weighted average of common shares outstanding for the period.

[2]	Net decrease is due to the exercise of employee stock options at prices less than beginning of period NAV.

[3]	Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

[4]
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end.

[5]	Not annualized.

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

15.	SIGNIFICANT SUBSIDIARIES

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

At June 30, 2018, the value of Media Recovery, Inc. represented 9.9% of our total assets. Below is certain selected key financial data from its Balance Sheet at June 30, 2018 and March 31, 2018 and Income Statement for the three months ended June 30, 2018 and 2017 (amounts in thousands).

	June 30, 2018	March 31, 2018
Current Assets	$8,023	$8,391
Non-Current Assets	23,631	24,727
Current Liabilities	2,268	2,559
Non-Current Liabilities	2,261	2,228

	Three months ended
	June 30, 2018	June 30, 2017
Revenue	$5,651	$4,995
Income (loss) from continuing operations	(433)	291
Net income	(433)	291

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street Capital to form I-45 SLF LLC. I-45 SLF LLC began investing in UMM syndicated senior secured loans during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF LLC totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street Capital. Approximately $81.0 million was funded as of June 30, 2018, relating to these commitments, of which $64.8 million was from CSWC. As of June 30, 2018, CSWC has unfunded equity commitments outstanding of $3.2 million. CSWC owns 80% of I-45 SLF LLC and has a profits interest of 75.6%, while Main Street Capital owns 20% and has a profits interest of 24.4%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital.

As of June 30, 2018 and March 31, 2018, I-45 SLF LLC had total assets of $244.9 million and $233.4 million, respectively. I-45 SLF LLC had approximately $228.5 million and $220.8 million of credit investments at fair value as of June 30, 2018 and March 31, 2018, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of June 30, 2018, approximately $8.5 million of the credit investments were unsettled trades. During the three months ended June 30, 2018, I-45 SLF declared a total dividend of $2.9 million of which $2.2 million was paid to CSWC in July 2018.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. This facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. Under the I-45 credit facility, $150.0 million has been drawn as of June 30, 2018.

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of June 30, 2018 and March 31, 2018:

I-45 SLF LLC Loan Portfolio as of June 30, 2018

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%)	$7,519,842	$7,373,759	$7,632,639
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,737,500	2,710,946	2,723,813
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	7,185,875	6,865,440	6,983,772
Ansira Holdings, Inc.[3]	Business services	First Lien	12/20/2022	L+5.75% (Floor 1.00%)	4,193,497	4,164,407	4,183,014
		Delayed Draw	12/20/2022	L+5.75% (Floor 1.00%)	29,146	27,355	29,073
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	3,432,227	3,383,064	3,427,937
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,753,516	4,721,586	4,503,957
Beaver-Visitec International Holdings, Inc.	Healthcare products	First Lien	8/21/2023	L+5.00% (Floor 1.00%)	4,912,500	4,875,953	4,937,063
BW NHHC Holdco Inc.	Healthcare	First Lien	5/15/2025	L+5.00%	3,000,000	2,955,598	2,955,598
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,882,425	6,848,386	6,755,100
Chloe Ox Parent, LLC (Censeo Health)	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,187,000	5,138,491	5,199,968
CMN.com, LLC	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	8,729,438	8,639,334	8,729,438
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.00% (Floor 1.00%)	8,002,967	7,995,794	7,992,964
Go Wireless Holdings, Inc.	Retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	6,825,000	6,761,359	6,773,813
The Hoover Group, Inc.	Energy services (Midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	1,619,157	1,567,578	1,578,678
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,500,000	6,374,775	6,374,775
iEnergizer Limited	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	6,008,290	5,916,995	6,008,290

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000,000	2,962,445	2,625,000
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,962,500	2,938,836	2,921,766
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	4,876,424	4,763,221	4,864,233
Isagenix International, LLC	Healthcare products	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	2,142,858	2,121,515	2,148,215
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,980,000	7,902,823	7,902,823
Lift Brands, Inc.	Consumer services	First Lien	4/16/2023	L+7.00% (Floor 1.00%)	4,987,500	4,925,475	4,925,475
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/22/2024	L+5.75% (Floor 1.00%)	4,516,892	4,474,991	4,539,476
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,825,000	6,769,616	6,769,547
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/23/2022	L+7.00% (Floor 1.00%)	4,289,772	4,176,335	4,418,465
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,943,750	2,894,757	2,943,750
New Era Technology, Inc.[4]	Software & IT services	First Lien	6/22/2023	L+6.50% (Floor 1.00%)	3,323,308	3,256,842	3,256,842
		Delayed Draw	6/22/2023	L+6.50% (Floor 1.00%)	—	(5,113)	—
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	8,800,375	8,779,992	8,869,150
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	4,947,519	4,926,849	4,976,907
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,879,807	4,847,089	4,831,009
Polycom, Inc.	Telecommunications	First Lien	9/27/2023	L+5.25% (Floor 1.00%)	5,191,083	5,191,083	5,202,452
PT Network, LLC[5]	Healthcare products	First Lien	11/30/2021	L+6.50% (Floor 1.00%)	4,414,015	4,414,015	4,414,015
		Delayed Draw	11/30/2021	L+6.50% (Floor 1.00%)	—	—	—
Solaray, LLC[6]	Consumer services	First Lien	9/8/2023	L+6.50% (Floor 1.00%)	6,292,235	6,249,292	6,292,235

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
		Delayed Draw	9/8/2023	L+6.50% (Floor 1.00%)	2,088,104	2,072,841	2,088,104
Standard Media Group LLC	Media, marketing & entertainment	Second Lien	6/22/2026	L+8.25% (Floor 1.00%)	2,325,000	2,284,500	2,325,000
Tacala, LLC	Consumer products & retail	Second Lien	1/30/2026	L+7.00%	3,000,000	2,985,562	3,015,000
Teleguam Holdings , LLC	Telecommunications	Second Lien	4/12/2024	L+8.50% (Floor 1.00%)	2,000,000	1,965,239	2,015,000
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.25% (Floor 1.00%)	7,726,019	7,669,026	7,783,964
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,940,199	4,901,853	4,935,259
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500,000	2,465,976	2,537,500
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,935,025	4,898,223	4,922,688
Turning Point Brands, Inc.	Consumer products & retail	Second Lien	5/7/2024	L+7.00% (Floor 1.00%)	3,000,000	2,970,958	3,060,000
UniTek Global Services, Inc.	Telecommunications	First Lien	1/13/2019	L+8.50% (Floor 1.00%)	4,334,148	4,334,148	4,334,148
		First Lien	7/30/2023[7]	L+5.50% (Floor 1.00%)[7]	3,000,000	2,925,000	2,925,069
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	7,359,732	7,274,443	7,260,854
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,687,500	4,669,214	4,732,922
Wireless Vision Holdings, LLC	Telecommunications	First Lien	9/29/2022	L+8.50% (Floor 1.00%)	7,979,900	7,841,677	7,841,677

Total Investments						$227,169,543	$228,468,437

[1]
Represents the interest rate as of June 30, 2018. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime in effect at June 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.

[2]
Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

[3]	The investment has approximately $0.2 million in an unfunded delayed draw commitment as of June 30, 2018.

[4]	The investment has approximately $0.3 million in an unfunded delayed draw commitment as of June 30, 2018.

[5]	The investment has approximately $2.1 million in an unfunded delayed draw commitment as of June 30, 2018.

[6]	The investment has approximately $0.6 million in an unfunded delayed draw commitment as of June 30, 2018.

[7]	Credit agreement is under on-going negotiations with the portfolio company and other lenders, as applicable.

I-45 SLF LLC Loan Portfolio as of March 31, 2018

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%)	$7,568,046	$7,413,688	$7,700,487
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,775,000	2,746,293	2,761,125
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	7,287,370	6,938,866	7,285,548
Ansira Holdings, Inc.[3]	Business services	First Lien	12/20/2022	L+6.50% (Floor 1.00%)	3,878,182	3,847,470	3,868,486
		Delayed Draw	12/20/2022	L+6.50% (Floor 1.00%)	315,316	310,799	314,527
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	3,557,227	3,503,722	3,552,781
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,836,742	4,801,504	4,498,170
Beaver-Visitec International Holdings, Inc.	Healthcare products	First Lien	8/21/2023	L+5.00% (Floor 1.00%)	4,925,000	4,886,584	4,949,625
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,899,937	6,863,761	6,775,739
Chloe Ox Parent, LLC (Censeo Health)	Healthcare services	First Lien	12/31/2024	L+5.00% (Floor 1.00%)	5,200,000	5,149,500	5,265,000
CMN.com, LLC	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	8,742,126	8,645,306	8,742,126
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	8,002,967	7,995,112	8,002,967
Go Wireless Holdings, Inc.	Retail	First Lien	12/31/2024	L+6.50% (Floor 1.00%)	6,912,500	6,845,573	6,903,859
Highline Aftermarket Acquisition, LLC	Automobile	First Lien	3/17/2024	L+4.25% (Floor 1.00%)	2,856,595	2,844,340	2,860,166
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,500,000	6,370,152	6,370,152
iEnergizer Limited	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	6,550,375	6,421,048	6,558,563
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000,000	2,960,563	2,760,000
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,970,000	2,945,028	2,957,021
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	4,888,924	4,768,810	4,888,924

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
iPayment Holdings, Inc.	Financial services	First Lien	4/11/2023	L+5.00% (Floor 1.50%)	4,987,500	4,987,500	5,049,844
KeyPoint Government Solutions, Inc.	Business services	First Lien	4/18/2024	L+6.00% (Floor 1.00%)	4,750,000	4,708,981	4,750,000
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/22/2024	L+5.75% (Floor 1.00%)	4,528,716	4,484,992	4,551,360
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,868,750	6,810,137	6,854,429
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/23/2022	L+7.00% (Floor 1.00%)	4,374,999	4,254,636	4,506,249
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,962,500	2,911,071	2,973,609
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	8,822,598	8,799,522	8,880,518
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	4,960,013	4,938,405	5,022,013
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,925,000	4,889,928	4,900,375
Polycom, Inc.	Telecommunications	First Lien	9/27/2023	L+5.25% (Floor 1.00%)	5,234,833	5,234,833	5,287,182
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	3,860,938	3,859,187	3,860,938
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	398,614	405,000
PT Network, LLC[4]	Healthcare products	First Lien	11/30/2021	L+6.50% (Floor 1.00%)	4,425,133	4,425,133	4,425,133
Redwood Ahead Acquisition, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	2,811,484	2,767,547	2,829,056
Solaray, LLC[5]	Consumer services	First Lien	9/8/2023	L+6.50% (Floor 1.00%)	6,308,205	6,263,089	6,308,205
		Delayed Draw	9/8/2023	L+6.50% (Floor 1.00%)	1,784,890	1,768,866	1,784,890
Tacala, LLC	Consumer products & retail	Second Lien	1/31/2026	L+7.00%	3,000,000	2,985,089	3,063,765
Teleguam Holdings , LLC	Telecommunications	Second Lien	4/12/2024	L+8.50% (Floor 1.00%)	2,000,000	1,963,812	2,015,000
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.25% (Floor 1.00%)	7,776,019	7,715,978	7,834,339
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,952,674	4,911,727	4,952,674

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
TGP Holdings III LLC[6]	Durable consumer goods	First Lien	9/25/2024	L+5.00% (Floor 1.00%)	1,720,169	1,701,604	1,736,296
		Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500,000	2,464,804	2,537,500
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,947,519	4,908,622	4,935,150
Turning Point Brands, Inc.	Consumer products & retail	Second Lien	3/7/2024	L+7.00% (Floor 1.00%)	3,000,000	2,970,120	3,060,000
UniTek Global Services, Inc.	Telecommunications	First Lien	1/13/2019	L+8.50% (Floor 1.00%)	4,584,809	4,584,809	4,584,809
US Joiner Holding Company (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	4,459,182	4,425,102	4,436,886
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	7,643,991	7,550,843	7,441,425
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,750,000	4,730,480	4,804,934

Total Investments						$218,673,550	$220,806,845

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

Below is certain summarized financial information for I-45 SLF LLC as of June 30, 2018 and March 31, 2018 and for the three months ended June 30, 2018 and June 30, 2017 (amounts in thousands):

	June 30, 2018	March 31, 2018
Selected Balance Sheet Information:
Investments, at fair value (cost $227,169 and $218,674)	$228,468	$220,807
Cash and cash equivalents	11,723	9,317
Due from broker	2,006	330
Deferred financing costs and other assets	1,986	2,111
Interest receivable	746	813
Total assets	$244,929	$233,378

Senior credit facility payable	150,000	$143,000
Payable for unsettled transactions	8,466	3,213
Other liabilities	3,128	3,119
Total liabilities	$161,594	$149,332
Members’ equity	83,335	84,046
Total liabilities and net assets	$244,929	$233,378

	Three Months Ended
	June 30, 2018	June 30, 2017
Selected Statement of Operations Information:
Total revenues	$4,871	$3,951
Total expenses	(2,062)	(1,552)
Net investment income	2,809	2,399
Net unrealized appreciation	(834)	221
Net realized gains	197	614
Net increase in members’ equity resulting from operations	$2,172	$3,234

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Three Months Ended June 30, 2018
(amounts in thousands)

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2018	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Gross Additions (3)	Fair Value at Gross Reductions (4)	Fair Value at June 30, 2018
Control Investments
I-45 SLF LLC	80% LLC equity interest	$2,180	$67,113	$—	$(538)	$—	$—	$66,575

Prism Spectrum Holdings, LLC	First lien	133	4,241	—	6	2	—	4,249
	Revolving loan	27	490	—	24	723	(500)	737
	57.25 Class A units	—	1,692	—		—	—	1,692

Media Recovery, Inc.	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock	119	6,371	—	252	—	—	6,623
	4,000,002 shares common stock	685	36,751	—	1,453	—	—	38,204

TitanLiner, Inc.	1,189,609 shares Series B convertible preferred stock (6% PIK)	29	11,362	6,913	(8,436)	29	(9,868)	—
	339,277 shares Series A convertible preferred stock	—	11,928	11,706	(8,724)	—	(14,910)	—
Total Control Investments		$3,173	$139,948	$18,619	$(15,963)	$754	$(25,278)	$118,080

Affiliate Investments
Chandler Signs, LLC	Senior subordinated debt (12.00% cash)	$152	$4,376	$—	$(76)	$15	$—	$4,315
	1,500,000 units of Class A-1 common stock	—	1,934	—	(641)	—	—	1,293

Elite SEM, Inc.	First lien	568	17,500	—	79	2,421	—	20,000
	1,173 Preferred units; 1,173 Class A Common units	38	1,879	—	(87)	149	—	1,941

ITA Holdings Group, LLC	First lien	281	9,314	—	3	7	(59)	9,265
	First lien - Term Loan B	2	—	—	2	1,961	—	1,963
	Revolving loan	6	—	—	21	537	(250)	308
	Delayed draw term loan	43	1,470	—	1	1	—	1,472
	9.25% Class A membership interest	—	1,500	—	—	—	—	1,500

Zenfolio Inc.	First lien	396	13,325	—	28	13	(34)	13,332
	Revolving loan	4	—	—	(1)	1	—	—
	190 shares of common stock	—	1,900	—	—	—	—	1,900

Total Affiliate Investments		$1,490	$53,198	$—	$(671)	$5,105	$(343)	$57,289
Total Control & Affiliate Investments		$4,663	$193,146	$18,619	$(16,634)	$5,859	$(25,621)	$175,369

(1)	The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.

(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories, respectively.

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest, and accretion of OID. Gross additions also include movement of an existing portfolio company into this category and out of a different category.

(4)
Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include movement of an existing portfolio company out of this category and into a different category.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 as filed with the SEC on June 5, 2018, (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the year ended March 31, 2018 and in this Form 10-Q. The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the year ended March 31, 2018. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the three months ended June 30, 2018 and 2017, the ratio of our annualized first quarter operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 3.44% and 4.15%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2018 and March 31, 2018, our investment portfolio at fair value represented approximately 91.2% and 94.2%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value of our investments and our valuation procedures, consistent with the 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of June 30, 2018 and March 31, 2018 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2018, we did not have any investments on non-accrual status or past due its contractual payment obligation.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. While we continue to assess the effect of adoption, we currently believe the single change relates to the recognition of a new right-of-use asset and lease liability on our consolidated balance sheet for our office space operating lease. We currently have one operating lease for office space and do not expect a significant change in our leasing activity between now and adoption. See further discussion of our operating lease obligation in "Note 11—Commitments and Contingencies" in the notes to the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under SAC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The new guidance is effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2014-09 effective April 1, 2018 and determined that its material financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there were no material changes to the recognition timing and classification of revenues and expenses; additionally, the adoption of ASU 2014-09 did not have a significant impact on pretax income or on the consolidated financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. The Company adopted ASU 2016-15 effective April 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

The total value of our investment portfolio was $411.3 million as of June 30, 2018, as compared to $393.1 million as of March 31, 2018. As of June 30, 2018, we had investments in 30 portfolio companies with an aggregate cost of $365.7 million. As of March 31, 2018, we had investments in 30 portfolio companies with an aggregate cost of $335.4 million.

As of June 30, 2018 and March 31, 2018, approximately $253.3 million, or 93.1%, and $220.3 million, or 92.1%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 89.1% and 94.2%, respectively, were subject to contractual minimum interest rates. As of June 30, 2018 and March 31, 2018, approximately $18.8 million, or 6.9%, and $18.8 million, or 7.9%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of June 30, 2018 and March 31, 2018 (excluding our investment in I-45 SLF LLC):

	As of June 30, 2018
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	19	10
Fair value	$271,373	$73,382
Cost	$227,901	$73,033
% of portfolio at cost - debt	86.5%	100.0%
% of portfolio at cost - equity	13.5%	—
% of debt investments at cost secured by first lien	78.2%	75.2%
Weighted average annual effective yield (b)(c)	12.0%	10.5%
Weighted average EBITDA (c)	$8,600	$81,200
Weighted average leverage through CSWC security (c)(d)	3.4x	4.0x

(a)	At June 30, 2018, we had equity ownership in approximately 73.7% of our LMM investments.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2018, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of June 30, 2018, there were no investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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

	As of March 31, 2018
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	19	10
Fair value	$259,116	$66,866
Cost	$204,331	$66,266
% of portfolio at cost - debt	83.5%	100.0%
% of portfolio at cost - equity	16.5%	—
% of debt investments at cost secured by first lien	74.2%	65.2%
Weighted average annual effective yield (b)(c)	11.9%	10.2%
Weighted average EBITDA (c)	$8,600	$86,200
Weighted average leverage through CSWC security (c)(d)	3.3x	4.3x

(a)	At March 31, 2018, we had equity ownership in approximately 73.7% of our LMM investments.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2018, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of March 31, 2018, there were no investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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

As of June 30, 2018 and March 31, 2018, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Fair Value	Total Portfolio	Cost	Total Portfolio

June 30, 2018:
First lien loans[1]	$234,873	57.1%	$233,060	63.7%
Second lien loans	18,437	4.5	18,145	5.0
Subordinated debt	18,823	4.6	18,910	5.2
Preferred equity	18,391	4.5	10,685	2.9
Common equity & warrants	54,231	13.1	20,134	5.5
I-45 SLF LLC[2]	66,575	16.2	64,800	17.7
	$411,330	100.0%	$365,734	100.0%

March 31, 2018:
First lien loans	$197,110	50.1%	$194,820	58.1%
Second lien loans	23,229	5.9	23,092	6.9
Subordinated debt	18,783	4.8	18,885	5.6
Preferred equity	36,545	9.3	16,666	5.0
Common equity & warrants	50,315	12.8	17,134	5.1
I-45 SLF LLC[2]	67,113	17.1	64,800	19.3
	$393,095	100.0%	$335,397	100.0%

[1]
Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of June 30, 2018 and March 31, 2018, the fair value of the first lien last out loans are $29.0 million and $26.9 million, respectively.

[2]
I-45 SLF LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans in the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. We own 80.0% of I-45 SLF LLC and have a profits interest of 75.6%, while Main Street Capital owns 20.0% and has a profits interest of 24.4%. I-45 SLF LLC’s Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from our Company and Main Street. The Company does not guarantee or otherwise obligate itself to make payments on debts owed by I-45 SLF LLC.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of June 30, 2018 and March 31, 2018:

	As of June 30, 2018
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$8,134	3.0%
2	251,234	92.3
3	12,765	4.7
4	—	—
Total	$272,133	100.0%

	As of March 31, 2018
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$8,194	3.4%
2	217,989	91.2
3	12,939	5.4
4	—	—
Total	$239,122	100.0%

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

As of June 30, 2018 and March 31, 2018, we did not have any investments on non-accrual status.

Investment Activity

During the three months ended June 30, 2018, we made new debt investments in three portfolio companies totaling $63.7 million, follow-on debt investments in five portfolio companies totaling $11.1 million, and equity investments in one existing and one new portfolio company totaling $3.1 million. We received contractual principal repayments totaling approximately $4.2 million and full prepayments of approximately $14.9 million from two portfolio companies. In addition, we received proceeds from sales and return of capital of investments totaling $47.6 million and recognized realized gains on those sales totaling $18.8 million.

During the three months ended June 30, 2017, we made new debt investments in four portfolio companies totaling $32.1 million, follow-on debt investments in one portfolio company totaling $4.1 million, and equity investments in one existing and one new portfolio company totaling $1.0 million. We also funded $4.0 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $4.9 million and full prepayments of approximately $19.2 million from four portfolio companies.

Total portfolio investment activity for the three months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

				Preferred &
	First Lien	Second Lien	Subordinated	Common	I-45 SLF,
Three months ended June 30, 2018	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$197,110	$23,229	$18,783	$86,860	$67,113	$393,095
New investments	74,753	—	—	3,111	—	77,864
Proceeds from sales of investments	(22,865)	—	—	(24,767)	—	(47,632)
Principal repayments received	(14,105)	(5,000)	—	—	—	(19,105)
PIK interest earned	—	—	12	67	—	79
Accretion of loan discounts	277	22	13	—	—	312
Realized gain	180	31	—	18,608	—	18,819
Unrealized gain (loss)	(477)	155	15	(11,257)	(538)	(12,102)
Fair value, end of period	$234,873	$18,437	$18,823	$72,622	$66,575	$411,330
Weighted average yield on debt investments at end of period						11.73%
Weighted average yield on total investments at end of period						10.60%

				Preferred &
	First Lien	Second Lien	Subordinated	Common	I-45 SLF,
Three months ended June 30, 2017	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$107,817	$47,177	$12,485	$56,006	$63,395	$286,880
New investments	32,113	—	4,508	1,041	4,000	41,662
Proceeds from sales of investments	—	—	—	(15)	—	(15)
Principal repayments received	(16,905)	(7,219)	—	—	—	(24,124)
PIK interest earned	—	—	2	71	—	73
Accretion of loan discounts	142	32	9	—	—	183
Realized gain	465	144	—	15	—	624
Unrealized gain (loss)	900	92	(3)	170	140	1,299
Fair value, end of period	$124,532	$40,226	$17,001	$57,288	$67,535	$306,582
Weighted average yield on debt investments at end of period						10.51%
Weighted average yield on total investments at end of period						10.43%

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

Comparison of three months ended June 30, 2018 and June 30, 2017

	Three Months Ended
	June 30,		Net Change
	2018	2017	Amount	%
	(in thousands)
Total investment income	$11,107	$7,724	$3,383	43.8%
Interest expense	(2,373)	(738)	(1,635)	221.5%
Other operating expenses	(3,738)	(3,406)	(332)	9.7%
Income before taxes	4,996	3,580	1,416	39.6%
Income tax expense	379	144	235	163.2%
Net investment income	4,617	3,436	1,181	34.4%
Net realized gain on investments before income tax	18,819	624	18,195	2,915.9%
Net change in unrealized appreciation on investments, net of tax	(11,783)	1,384	(13,167)	(951.4)%
Net increase in net assets from operations	$11,653	$5,444	$6,209	114.1%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended June 30, 2018, Capital Southwest reported investment income of $11.1 million, a $3.4 million, or 43.8%, increase as compared to the three months ended June 30, 2017. The increase was primarily due to a $3.1 million, or 69.4%, increase in interest income generated from our debt investments due to a 36.0% increase in the cost basis of debt investments held from $268.9 million to $365.7 million year over year in addition to an increase in the weighted average yield on debt investments from 10.51% to 11.73% year over year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended June 30, 2018, our total interest expense was $2.4 million, an increase of $1.6 million as compared to the total interest expense of $0.7 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase of $33.6 million in average borrowings on our Credit Facility during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, as well as the additional $58.9 million of December 2022 Notes.

Salaries, General and Administrative Expenses

For the three months ended June 30, 2018, our total employee compensation expense (including both cash and share-based compensation) was $2.4 million, an increase of $0.2 million, or 9.5%, as compared to the total employee compensation expense of $2.2 million for the three months ended June 30, 2017. The increase was primarily due to an increase in headcount. For the three months ended June 30, 2018, our total general and administrative expense was $1.4 million, an increase of $0.2 million, or 10.2%, as compared to the total general and administrative expense of $1.2 million for the three months ended June 30, 2017. The increase was primarily due to an increase in board-related expenses, which included fees paid in connection with the search of a new board member.

Net Investment Income

For the three months ended June 30, 2018, income before taxes increased by $1.4 million, or 39.6%. Net investment income increased from the prior year period by $1.2 million, or 34.4%, to $4.6 million as a result of a $3.4 million increase in total investment income, offset by a $0.2 million increase in income tax expense and a $1.6 million increase in interest expense.

Increase in Net Assets from Operations

During the three months ended June 30, 2018, we recognized realized gains totaling $18.8 million, which consisted of gains on the partial repayments of four non-control/non-affiliate investments, full repayments of two non-control/non-affiliate investments and the sale of one control investment.

In addition, during the three months ended June 30, 2018, we recorded a net change in unrealized depreciation of investments totaling $11.8 million, consisting of net unrealized appreciation on our current portfolio of $5.4 million, the reversal of $17.5 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.3 million. Net unrealized appreciation on our current portfolio included unrealized gains on Deepwater Corrosion Services, Inc. of $4.7 million and Media Recovery, Inc. of $1.7 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the three months ended June 30, 2017, we recognized realized gains totaling $0.6 million, which consisted of net gains on the partial repayments of two non-control/non-affiliate investments, full repayment on four non-control/non-affiliate investment, and the sale of one non-control/non-affiliate equity investment.

In addition, during the three months ended June 30, 2017, we recorded a net change in unrealized appreciation of investments totaling $1.4 million, consisting of net unrealized appreciation on our current portfolio of $1.5 million, the reversal of $0.2 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.1 million. Net unrealized appreciation on our current portfolio included unrealized gains on TitanLiner, Inc. of $6.0 million and Vistar Media Inc. of $1.1 million, offset by unrealized losses on Media Recovery, Inc. of $2.1 million and Deepwater Corrosion Services of $4.1 million.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months.

Cash Flows

For the three months ended June 30, 2018, we experienced a net increase in cash and cash equivalents in the amount of $4.6 million. During that period, our operating activities used $18.2 million in cash, consisting primarily of new portfolio investments of $77.9 million, partially offset by $41.8 million from sales and repayments received from debt investments in portfolio companies and $24.9 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $22.9 million, consisting primarily of proceeds from net borrowings under the Credit Facility of $25.0 million, partially offset by cash dividends paid in the amount of $4.5 million. At June 30, 2018, the Company had cash and cash equivalents of approximately $12.5 million.

For the three months ended June 30, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $10.0 million. During that period, our operating activities used $2.8 million in cash, consisting primarily of new portfolio investments of $41.7 million, partially offset by $23.5 million of sales and repayments received from debt investments in portfolio companies. In addition, our financing activities decreased cash by $7.2 million, consisting primarily of cash dividends paid in the amount of $7.2 million. At June 30, 2017, the Company had cash and cash equivalents of approximately $12.4 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 200% (or, pursuant to recent legislation, 150% if certain requirements are met as described in our Annual Report on Form 10-K in the Business Section under “Regulation as a Business Development Company-Senior Securities”) after such borrowing. On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be decreased from 200% to 150%, effective April 25, 2019. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, effective April 25, 2019. As of June 30, 2018, the Company’s asset coverage was 351%.

Credit Facility

In August 2016, CSWC entered into a senior secured credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities, which included total commitments of $100 million. The Credit Facility contained an accordion feature that allowed CSWC to increase the total commitments under the facility up to $150 million from new and existing lenders on the same terms and conditions as the existing commitments. In August 2017, we increased our total commitments by $15 million through adding an additional lender using the accordion feature.

On November 16, 2017, CSWC entered into Amendment No. 1 (the “Amendment”) to its Credit Facility. Prior to the Amendment, borrowings under the Credit Facility accrued interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 3.25% with no LIBOR floor. CSWC paid unused commitment fees of 0.50% to 1.50% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Amendment (1) increased the total borrowing capacity under the Credit Facility to $180 million, with commitments from a diversified group of eight lenders, (2) increased the Credit Facility’s accordion feature that allows for an increase in total commitments of up to $250 million under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments, (3) reduced the interest rate on borrowings from LIBOR plus 3.25% down to LIBOR plus 3.00%, with a further step-down to LIBOR plus 2.75% at the time the Company’s net worth exceeds $325 million, (4) reduced unused commitment fees from a utilization-based grid of 0.50% to 1.5% down to a range of 0.50% to 1.0% per annum, and (5) extended the Credit Facility’s revolving period that ended on August 30, 2019 through November 16, 2020. Additionally, the final maturity of the Credit Facility was extended from August 30, 2020 to November 16, 2021. On April 16, 2018 and May 11, 2018, CSWC entered into Incremental Assumption Agreements, which increased the total commitments under the Credit Facility by $20 million and $10 million, respectively. The increases were executed in accordance with the accordion feature of the Credit Facility, increasing total commitments from $180 million to $210 million.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of June 30, 2018, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At June 30, 2018, CSWC had $65.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $1.3 million for the three months ended June 30, 2018. For the three months ended June 30, 2017, CSWC recognized interest expense of $0.7 million. The weighted average interest rate on the Credit Facility was 5.18% and 4.45%, respectively, for the three months ended June 30, 2018 and 2017. Average borrowings for the three months ended June 30, 2018 and 2017 were $58.6 million and $25.0 million, respectively. As of June 30, 2018, CSWC was in compliance with all financial covenants under the Credit Facility.

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

On June 11, 2018, the Company entered into an "At-The-Market" ("ATM") debt distribution agreement, pursuant to which it may offer for sale, from time to time, up to $50 million in aggregate principal amount of December 2022 Notes through B. Riley FBR, Inc., acting as its sales agent (the “2022 Notes Agent”). Sales of the December 2022 Notes may be made in negotiated transactions or transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market, or similar securities exchanges or sales made through a market maker other than on an exchange at prices related to prevailing market prices or at negotiated prices.

The 2022 Notes Agent receives a commission from the Company equal to up to 2% of the gross sales of any December 2022 Notes sold through the 2022 Notes Agent under the debt distribution agreement. The 2022 Notes Agent is not required to sell any specific principal amount of December 2022 Notes, but will use its commercially reasonable efforts consistent with its sales and trading practices to sell the December 2022 Notes. The December 2022 Notes trade “flat,” which means that purchasers in the secondary market will not pay, and sellers will not receive, any accrued and unpaid interest on the December 2022 Notes that is not reflected in the trading price.

During the three months ended June 30, 2018, the Company sold 55,442 of the December 2022 Notes for an aggregate principal amount of approximately $1.4 million. As of June 30, 2018, an aggregate principal amount of approximately $48.6 million remains available for issuance and sale under the debt distribution agreement.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of June 30, 2018, the carrying amount of the December 2022 Notes was $56.6 million. As of June 30, 2018, the fair value of the December 2022 Notes was $59.7 million. The fair value is based on the closing price of the security of The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.0 million for the three months ended June 30, 2018.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act or any successor provisions thereto after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of June 30, 2018, the Company was in compliance with all covenants of the December 2022 Notes.

Equity Capital Activities

In January 2016, our board of directors approved a share repurchase program authorizing us to repurchase up to $10 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with Rules 10b-18 under the Exchange Act. During the three months ended June 30, 2018, we did not repurchase any common stock under the stock repurchase program. Cumulative to date, we have repurchased a total of 35,911 shares of our common stock in the open market under the stock repurchase program, at an average price of $16.37, including commissions paid, leaving approximately $9.4 million available for additional repurchases under the program.

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

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of June 30, 2018.

	Payments Due By Period
	(In thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$958	$250	$708	$—	$—
Credit Facility (1)	76,531	3,407	73,124	—	—
December 2022 Notes (2)	74,740	3,552	10,667	60,521	—
	$152,229	$7,209	$84,499	$60,521	$—

(1)	Amounts include interest payments calculated at an average rate of 5.18% of outstanding credit facility borrowings, which were $65.0 million as of June 30, 2018.

(2)	Includes interest payments.

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

At June 30, 2018 and March 31, 2018, we had a total of approximately $23.7 million and $11.6 million, respectively, in currently unfunded commitments (as discussed in Note 11 to the Consolidated Financial Statements). Included within the total unfunded commitments as of June 30, 2018 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2018, we had $3.3 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.3 million expire in May 2019. As of June 30, 2018, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these commitments. As of June 30, 2018, the Company had cash and cash equivalents of $12.5 million and $145.0 million in available borrowings under the Credit Facility.

RECENT DEVELOPMENTS

On July 2, 2018, CSWC paid total dividends of $14.5 million, or $0.89 per share, which consisted of regular dividends declared on June 1, 2018 in the amount of $4.7 million, or $0.29 per share, and supplemental dividends declared on June 7, 2018 in the amount of $9.8 million, or $0.60 per share.

From July 1, 2018 through August 3, 2018, the Company sold 419,508 of the December 2022 Notes for an aggregate principal amount of approximately $10.5 million pursuant to the ATM debt distribution agreement. Since inception of the ATM program through August 3, 2018, the Company has sold 474,950 of the December 2022 Notes for an aggregate principal amount of approximately $11.9 million.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. However, the interest rates on our December 2022 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2018, we were not a party to any hedging arrangements.

As of June 30, 2018, approximately 93.1% of our debt investment portfolio (at fair value) bore interest at floating rates, 89.1% of which were subject to contractual minimum interest rates. A hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $2.5 million, or $0.16 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could decrease our net investment income by a maximum of $2.5 million, or $0.15 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 3.00%, with a step-down to LIBOR plus 2.75% at the time the Company’s net worth exceeds $325 million. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of June 30, 2018.

During the three months ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Investing in our common stock involves a number of significant risks. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 that we filed with the SEC on June 5, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 25, 2016, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10 million. The share repurchase program will be in effect until the approved dollar amount has been used to repurchase shares or the Board amends or discontinues the program at any time. During the three months ended June 30, 2018, the Company did not repurchase any shares of the Company’s common stock under the share repurchase program. As of June 30, 2018, the Company has approximately $9.4 million available for additional repurchases under the program.

Item 6.    Exhibits

Exhibit No.	Description
31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1*^	Certification of President and Chief Executive Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*    Filed herewith.

^
The certifications attached as Exhibit 32.1 and 32.2 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION

August 7, 2018	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

August 7, 2018	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer