Form 10-Q
period 2018-09-30
CAPITAL SOUTHWEST CORP
filed 2018-11-07
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,043,194 shares of Common Stock, $0.25 value per share, as of November 5, 2018.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	September 30,	March 31,
	2018	2018
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $287,656 and $200,981, respectively)	$294,065	$199,949
Affiliate investments (Cost: $66,038 and $51,648, respectively)	65,018	53,198
Control investments (Cost: $91,425 and $82,768, respectively)	132,518	139,948
Total investments (Cost: $445,119 and $335,397, respectively)	491,601	393,095
Cash and cash equivalents	10,193	7,907
Receivables:
Dividends and interest	8,307	5,219
Escrow	—	119
Other	509	447
Income tax receivable	109	109
Deferred tax asset	2,060	2,050
Debt issuance costs (net of accumulated amortization of $1,440 and $1,041, respectively)	2,476	2,575
Other assets	1,252	5,969
Total assets	$516,507	$417,490

Liabilities
Notes (Par value: $75,676 and $57,500, respectively)	$73,407	$55,305
Credit facility	127,000	40,000
Other liabilities	5,363	6,245
Dividends payable	—	4,525
Accrued restoration plan liability	2,889	2,937
Deferred income taxes	—	190
Total liabilities	208,659	109,202

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 18,682,706 shares at September 30, 2018 and 18,501,298 shares at March 31, 2018	4,671	4,625
Additional paid-in capital	263,680	260,713
Net investment income in excess of (less than) distributions	(5,383)	6,147
Accumulated undistributed net realized gain	22,143	3,231
Unrealized appreciation of investments, net of income taxes	46,674	57,509
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	307,848	308,288
Total liabilities and net assets	$516,507	$417,490
Net asset value per share (16,343,194 shares outstanding at September 30, 2018 and 16,161,786 shares outstanding at March 31, 2018)	$18.84	$19.08
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment income:
Interest income:
Non-control/Non-affiliate investments	$7,049	$5,136	$13,081	$9,438
Affiliate investments	1,799	141	3,251	281
Control investments	384	—	543	—
Dividend income:
Non-control/Non-affiliate investments	2	30	25	60
Affiliate investments	44	—	82	—
Control investments	3,112	3,058	6,126	6,103
Interest income from cash and cash equivalents	5	5	9	12
Fees and other income	200	139	585	339
Total investment income	12,595	8,509	23,702	16,233
Operating expenses:
Compensation	1,963	1,606	3,873	3,244
Spin-off compensation plan	—	173	—	345
Share-based compensation	482	384	957	752
Interest	3,109	911	5,482	1,649
Professional fees	407	481	895	960
Net pension expense	39	41	79	81
General and administrative	793	842	1,618	1,551
Total operating expenses	6,793	4,438	12,904	8,582
Income before taxes	5,802	4,071	10,798	7,651
Income tax (benefit) expense	256	134	635	278
Net investment income	$5,546	$3,937	$10,163	$7,373

Realized gain
Non-control/Non-affiliate investments	$17	$210	$217	$834
Affiliate investments	77	—	77	—
Control investments	—	—	18,619	—
Total net realized gain on investments before income tax	94	210	18,913	834

Change in unrealized appreciation of investments
Non-control/Non-affiliate investments	1,877	(1,747)	6,409	(4,166)
Affiliate investments	(868)	(322)	(1,539)	(654)
Control investments	(124)	6,445	(16,087)	10,495
Income tax (provision) benefit	63	120	382	205
Total net change in unrealized appreciation of investments, net of tax	948	4,496	(10,835)	5,880

Net realized and unrealized gains on investments	$1,042	$4,706	$8,078	$6,714

Net increase in net assets from operations	$6,588	$8,643	$18,241	$14,087

Pre-tax net investment income per share - basic and diluted	$0.36	$0.25	$0.67	$0.48
Net investment income per share – basic and diluted	$0.34	$0.25	$0.63	$0.46
Net increase in net assets from operations – basic and diluted	$0.40	$0.54	$1.12	$0.88
Weighted average shares outstanding – basic	16,318,737	16,010,231	16,249,892	16,009,968
Weighted average shares outstanding – diluted	16,323,477	16,077,837	16,254,365	16,075,193

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2018	2017
Operations:
Net investment income	$10,163	$7,373
Net realized gain on investments	18,913	834
Net change in unrealized appreciation of investments, net of tax	(10,835)	5,879
Net increase in net assets from operations	18,241	14,086
Dividends to shareholders	(21,694)	(7,193)
Spin-Off Compensation Plan, net of tax of $ - and $117, respectively	—	(227)
Capital share transactions:
Change in pension plan funded status	23	24
Exercise of employee stock options	2,033	—
Share-based compensation expense	957	752
(Decrease) increase in net assets	(440)	7,442
Net assets, beginning of period	308,288	285,072
Net assets, end of period	$307,848	$292,514

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net increase in net assets from operations	$18,241	$14,086
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(167,697)	(69,170)
Proceeds from sales and repayments of debt investments in portfolio companies	52,638	40,390
Proceeds from sales and return of capital of equity investments in portfolio companies	24,884	15
Payment of accreted original issue discounts	306	819
Depreciation and amortization	708	368
Net pension benefit	(26)	(24)
Realized gain on investments before income tax	(18,913)	(834)
Net change in unrealized appreciation of investments	11,217	(5,675)
Accretion of discounts on investments	(687)	(383)
Payment-in-kind interest and dividends	(136)	(142)
Stock option and restricted awards expense	957	752
Deferred income taxes	(201)	(182)
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(3,088)	(572)
(Increase) decrease in other receivables	(62)	166
Decrease in other assets	4,669	3,029
Increase in taxes payable	443	—
(Decrease) increase in other liabilities	(1,324)	8,002
Net cash used in operating activities	(78,071)	(9,355)
Cash flows from financing activities
Borrowings under credit facility	117,000	31,000
Repayments of credit facility	(30,000)	—
Debt issuance costs paid	(539)	(155)
Proceeds from notes	18,081	—
Dividends to shareholders	(26,219)	(10,547)
Proceeds from exercise of employee stock options	2,034	—
Net cash provided by financing activities	80,357	20,298
Net increase in cash and cash equivalents	2,286	10,943
Cash and cash equivalents at beginning of period	7,907	22,386
Cash and cash equivalents at end of period	$10,193	$33,329
Supplemental cash flow disclosures:
Cash paid for income taxes	$11	$255
Cash paid for interest	4,553	1,236
Supplemental disclosure of noncash financing activities:
Dividend declared, not yet paid	$—	$3,838
Spin-off Compensation Plan distribution accrued, not yet paid	—	344

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien	Healthcare services	L+6.75% (Floor 1.00%)/Q, Current Coupon 9.09%	6/30/2023	$9,203,125	$9,011,322	$9,341,172
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.50% (Floor 1.00%)/Q, Current Coupon 9.84%	7/2/2023	14,625,000	14,341,499	14,341,499
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)	7/2/2023	—	(32,890)	—
						14,308,609	14,341,499
AG KINGS HOLDINGS INC.[8]	First Lien	Food, agriculture & beverage	L+10.02% (Floor 1.00%)/M, Current Coupon 12.34%	8/8/2021	9,307,692	9,187,528	8,981,923
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	2/1/2023	10,100,000	9,930,869	9,898,000
	3.88% membership interest		—	—	—	2,500,000	2,500,000
						12,430,869	12,398,000
AMERICAN TELECONFERENCING SERVICES, LTD.	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 8.84%	12/8/2021	6,200,508	6,080,114	6,002,866
	Second Lien		L+9.50% (Floor 1.00%)/Q, Current Coupon 11.83%	6/6/2022	2,005,714	1,947,264	1,895,400
						8,027,378	7,898,266
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%)/M, Current Coupon 11.90%	5/21/2019	13,115,555	13,007,029	12,735,204

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	First Lien	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 9.81%	8/31/2023	9,319,688	9,135,947	9,135,947
	Second Lien		13.25% PIK	12/1/2023	3,106,563	3,029,772	3,029,772
	Revolving Loan[10]		L+7.50% (Floor 1.00%)	8/31/2023	—	(29,491)	—
	2,042 Common Units[9]		—	—	—	750,000	750,000
						12,886,228	12,915,719
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.00% (Floor 1.00%)/M, Current Coupon 10.32%	3/9/2022	12,315,528	12,133,312	12,315,528
	900,000 shares of common stock		—	—	—	900,000	1,013,000
						13,033,312	13,328,528
BLASCHAK COAL CORP.	Second Lien	Commodities & mining	L+10.00%/Q, 1.00% PIK, Current Coupon 13.34%	7/30/2023	8,500,000	8,334,248	8,334,248
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+6.00% (Floor 1.00%)/M, Current Coupon 8.39%	8/23/2022	4,900,000	4,865,437	4,777,500
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%/Q, Current Coupon 10.84%	7/8/2020	11,922,365	11,735,439	11,731,607
CLICKBOOTH.COM, LLC	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%)/Q, Current Coupon 10.84%	12/5/2022	17,171,875	16,871,309	17,180,461
	Revolving Loan[10]		L+8.50% (Floor 1.00%)	12/5/2022	—	(16,714)	—
						16,854,595	17,180,461

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
DANFORTH ADVISORS, LLC[13]	First Lien	Business services	L+7.25% (Floor 2.00%)/Q, Current Coupon 9.63%	9/28/2023	7,250,000	7,105,185	7,105,185
	Revolving Loan[10]		L+7.25% (Floor 2.00%)	9/28/2023	—	(19,967)	—
	875 Class A equity units[9]		—	—	—	875,000	875,000
						7,960,218	7,980,185
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	—	—	—	8,000,000	9,804,000
DELPHI INTERMEDIATE HEALTHCO, LLC	First Lien	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 9.84%	10/3/2022	7,312,500	7,250,211	7,166,250
	First Lien		L+7.50 (Floor 1.00%)/Q, Current Coupon 9.81%	10/3/2022	4,937,500	4,891,917	4,838,750
						12,142,128	12,005,000
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.25% (Floor 1.00%)/Q, Current Coupon 8.59%	2/12/2021	6,285,444	6,275,486	6,285,443
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 10.99%	8/26/2023	3,000,000	2,953,204	3,033,750
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%)/M, Current Coupon 10.82%	2/1/2022	14,000,000	13,687,120	14,063,000
	1,443 Preferred units; 1,443 Class A Common units		12% PIK	—	—	1,951,397	2,713,000
						15,638,517	16,776,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.25%/Q, Current Coupon 9.59%	6/22/2023	16,250,000	15,978,320	16,071,250
	Delayed Draw Term Loan[10]		L+7.25%/Q, Current Coupon 9.58%	6/22/2023	303,000	234,594	299,667
						16,212,914	16,370,917
FAST SANDWICH, LLC	First Lien	Restaurants	L+9.00% (Floor 1.00%)/Q, Current Coupon 11.34%	5/23/2023	3,279,375	3,227,673	3,230,184
	Revolving Loan[10]		L+9.00% (Floor 1.00%)	—	—	(64,154)	—
						3,163,519	3,230,184
GAUGE AMERICAN NUTS OPERATIONS LLC[13]	First Lien	Food, agriculture and beverage	L+8.50% (Floor 1.00%)/Q, Current Coupon 10.84%	4/10/2023	17,456,250	17,132,911	17,132,911
	First Lien - Term Loan B		L+8.50% (Floor 1.00%)/Q, Current Coupon 10.84%	10/10/2018	656,250	655,593	655,593
	Delayed Draw Term Loan[10]		L+8.50% (Floor 1.00%)	4/10/2023	—	(8,906)	—
	3,000,000 units of Class A common stock[9]		—	—	—	3,000,000	2,701,000
						20,779,598	20,489,504
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 10.60%	11/15/2022	9,925,000	9,754,800	9,925,000
	Delayed Draw Term Loan[10]		L+8.50% (Floor 1.00%)/M, Current Coupon 10.60%	11/15/2022	1,793,500	1,770,433	1,793,500
	110,000 units of Class A common stock[9]		—	—	—	1,100,000	1,100,000
						12,625,233	12,818,500

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
LIGHTING RETROFIT INTERNATIONAL, LLC	First Lien	Environmental services	L+9.25% (Floor 1.00%)/Q, Current Coupon 11.65%	6/30/2022	14,250,000	14,127,358	13,950,750
	396,825 shares of Series B preferred stock; 25,603 shares of Series C preferred stock		—	—	—	525,603	511,000
						14,652,961	14,461,750
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 11.74%	12/20/2025	10,500,000	9,807,434	10,198,125
RESTAURANT TECHNOLOGIES, INC.	Second Lien	Business services	L+8.75% (Floor 1.00%)/Q, Current Coupon 10.83%	11/23/2023	3,500,000	3,457,943	3,535,000
JVMC HOLDINGS CORP. [14]	First Lien	Financial services	L+8.02% (Floor 1.00%)/M, Current Coupon 10.26%	5/5/2022	7,031,250	6,977,130	7,101,563
TAX ADVISORS GROUP, LLC[13]	Senior subordinated debt	Financial services	10.00% / 2.00% PIK	12/23/2022	4,600,000	4,524,784	4,600,000
	143.3 Class A units[9]		—	—	—	541,176	645,000
						5,065,960	5,245,000
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%)/M, Current Coupon 12.40%	2/16/2022	7,975,000	7,375,591	8,054,750
	Warrants (Expiration - February 17, 2027)		—	—	—	886,000	2,711,000
						8,261,591	10,765,750

Total Non-control/Non-affiliate Investments						$287,655,830	$294,064,798
Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	Senior subordinated debt	Business services	12.00% / 1.00% PIK	7/4/2021	4,534,240	$4,480,993	$4,384,610
	1,500,000 units of Class A-1 common stock[9]		—	—	—	1,500,000	1,495,000
						5,980,993	5,879,610

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
DYNAMIC COMMUNITIES, LLC[13]	First Lien	Business services	L+8.00% (Floor 1.00%)/M, Current Coupon 10.39%	7/17/2023	11,200,000	10,983,905	10,983,905
	Revolving Loan[10]		L+8.00% (Floor 1.00%)	7/17/2023	—	(4,792)	—
	2,000,000 Preferred Units[9]		—	—	—	2,000,000	2,000,000
						12,979,113	12,983,905
ITA HOLDINGS GROUP, LLC[13]	First Lien	Transportation & logistics	L+9.00% (Floor 1.00%)/Q, Current Coupon 11.34%	2/14/2023	9,381,250	9,211,448	9,005,950
	First Lien - Term Loan B		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.34%	2/14/2023	1,987,500	1,949,810	1,908,050
	Revolving Loan10.		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.33%	2/14/2023	763,500	728,516	732,960
	Delayed Draw Term Loan		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.34%	2/14/2023	1,490,625	1,462,520	1,431,000
	9.25% Class A Membership Interest[9]		—	—	—	1,500,000	1,058,000
						14,852,294	14,135,960
SIMR, LLC	First Lien	Healthcare services	L+9.00% (Floor 2.00%)/M, Current Coupon 11.33%	9/7/2023	11,688,000	11,456,963	11,456,963
	5,724,000 Class B Common Units		—	—	—	5,724,000	5,724,000
						17,180,963	17,180,963

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
ZENFOLIO INC.	First Lien	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 11.34%	7/17/2022	13,365,000	13,159,872	13,244,715
	Revolving Loan[10]		L+9.00% (Floor 1.00%)	7/17/2022	—	(15,170)	—
	190 shares of common stock		—	—	—	1,900,000	1,593,000
						15,044,702	14,837,715

Total Affiliate Investments						$66,038,065	$65,018,153
Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	—	—	$64,800,000	$66,326,146
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	—	—	—	800,000	6,622,641
	4,000,002 shares of common stock		—	—	—	4,615,000	38,204,359
						5,415,000	44,827,000
PRISM SPECTRUM HOLDINGS, LLC[13]	First Lien	Environmental services	L+9.50% (Floor 2.25%)/M, Current Coupon 11.82%	2/6/2023	13,461,480	13,206,168	13,340,327
	Revolving Loan[10]		L+9.50% (Floor 2.25%)/M, Current Coupon 11.82%	2/6/2023	1,500,000	1,465,641	1,486,500
	96,498.32 Class A units[9]		—	—	—	6,538,522	6,538,522
						21,210,331	21,365,349
Total Control Investments						$91,425,331	$132,518,495

TOTAL INVESTMENTS[12]						$445,119,226	$491,601,446

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.

[2]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.

[3]
The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.

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

[5]
Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940 (the “1940 Act”) as investments that are neither control investments nor affiliate investments. At September 30, 2018, approximately 59.8% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 95.5%.

[6]
Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At September 30, 2018, approximately 13.2% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 21.1%.

[7]
Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At September 30, 2018, approximately 27.0% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 43.0%.

[8]	The investment is structured as a first lien last out term loan.

[9]
Indicates assets that are considered "non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2018, approximately 17.0% of the Company's investment assets are non-qualifying assets.

[10]	The investment has an unfunded commitment as of September 30, 2018. Refer to Note 11 - Commitments and Contingencies for further discussion.

[11]	Income producing through dividends or distributions.

[12]
As of September 30, 2018, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $49.0 million; cumulative gross unrealized depreciation for federal income tax purposes is $2.7 million. Cumulative net unrealized appreciation is $46.2 million, based on a tax cost of $445.4 million.

[13]
ASC Ortho Management Company, LLC common units, Danforth Advisors, LLC common units, Gauge American Nuts Operations LLC Class A common stock, LGM Pharma, LLC Class A common stock, Tax Advisors Group, LLC Class A units, Chandler Signs, LP Class A-1 common stock, Dynamic Communities, LLC Preferred units, ITA Holdings Group, LLC membership interest, and Prism Spectrum Holdings LLC Class A units are held through a wholly-owned taxable subsidiary.

[14]	The investment is structured as a first lien first out term loan.

[15]
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.

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

We have elected, and intend to qualify annually, to be treated as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986 (the “Code”). As such, we generally will not have to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that we distribute to our shareholders as dividends. To continue to maintain our RIC treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior debt, subordinated debt and equity investments in lower middle market (“LMM”) companies, as well as first and second lien syndicated loans in upper middle market (“UMM”) companies. Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 million and $15.0 million, and our LMM investments generally range in size from $5.0 million to $25.0 million. Our UMM investments generally include syndicated first and second lien loans in companies with EBITDA generally greater than $50.0 million and typically range in size from $5.0 million to $15.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and six months ended September 30, 2018 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2018 and 2017. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our assets in qualifying assets. As of September 30, 2018, the Company has 83.7% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the Securities and Exchange Commission ("SEC").
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

For the quarter ended September 30, 2018, we satisfied all RIC tests and have 17.3% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At September 30, 2018 and March 31, 2018, cash balances totaling $9.1 million and $6.8 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2018 and March 31, 2018, we did not have any investments on non-accrual status or past due its contractual payment obligation.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three and six months ended September 30, 2018, approximately 3.0% and 2.9%, respectively, of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three and six months ended September 30, 2017, approximately 2.3% and 2.4%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of the equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. As of September 30, 2018 and March 31, 2018, we did not have any investments on non-accrual status and have not written off any accrued and uncollected PIK interest and dividends. For both the three and six months ended September 30, 2018, approximately 0.7% of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income. For the three and six months ended September 30,

2017, approximately 0.8% and 0.9%, respectively, of CSWC's total investment income was attributable to non-cash PIK interest and dividend income.

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

Federal Income Taxes CSWC has elected and intends to comply with the requirements of the Code necessary to qualify as a RIC. By meeting these requirements, we will not be subject to corporate federal income taxes on ordinary income or capital gains timely distributed to shareholders. In order to qualify as a RIC, the company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, each year. Investment company taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Investment company taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in investment company taxable income until they are realized.

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

CSMC, a wholly-owned subsidiary of CSWC, and the Taxable Subsidiary are not RICs and are required to pay taxes at the corporate rate of 21% as of September 30, 2018. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of each of CSMC and the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three and six months ended September 30, 2018 and 2017.

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

At the three and six months ended September 30, 2018, weighted-average basic shares were adjusted for the dilutive effect of stock-based awards of 4,739 and 4,473, respectively. At the three and six months ended September 30, 2017, weighted-average basic shares were adjusted for the dilutive effect of stock-based awards of 67,606 and 65,225, respectively. For individual cash incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value (“NAV”) of our Company. In connection with the Share Distribution, we entered into an Employee Matters Agreement (the “Employee Matters Agreement”) with CSW Industrials, Inc. (“CSWI”). Under the Employee Matters Agreement, the value of individual cash incentive awards was determined based upon the NAV of CSWC as of June 30, 2015. See Note 9 for further discussion.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. CSWC is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In August 2018, the SEC issued the Final Rule Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. This final rule is effective on November 5, 2018. The Company is currently evaluating the impact of adopting this SEC Release on its consolidated financial statements.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2018 and March 31, 2018:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
September 30, 2018:
First lien loans[1]	$287,808	58.5%	93.5%	$286,246	64.3%
Second lien loans	30,026	6.1	9.8	29,529	6.6
Subordinated debt	18,883	3.8	6.1	18,937	4.3
Preferred equity	24,150	4.9	7.8	15,777	3.5
Common equity & warrants	64,408	13.2	20.9	29,830	6.7
I-45 SLF LLC[2]	66,326	13.5	21.5	64,800	14.6
	$491,601	100.0%	159.6%	$445,119	100.0%

March 31, 2018:
First lien loans	$197,110	50.1%	63.9%	$194,820	58.1%
Second lien loans	23,229	5.9	7.5	23,092	6.9
Subordinated debt	18,783	4.8	6.1	18,885	5.6
Preferred equity	36,545	9.3	11.9	16,666	5.0
Common equity & warrants	50,315	12.8	16.3	17,134	5.1
I-45 SLF LLC[2]	67,113	17.1	21.8	64,800	19.3
	$393,095	100.0%	127.5%	$335,397	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of September 30, 2018 and March 31, 2018, the fair value of the first lien last out loans are $23.0 million and $26.9 million, respectively.
2I-45 SLF LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2018 and March 31, 2018:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
September 30, 2018:
I-45 SLF LLC[1]	$66,326	13.5%	21.5%	$64,800	14.6%
Media, Marketing, & Entertainment	59,064	12.0	19.2	55,063	12.4
Business Services	55,415	11.3	18.0	55,231	12.4
Healthcare Services	51,443	10.5	16.7	51,221	11.5
Industrial Products	44,827	9.1	14.6	5,415	1.2
Environmental Services	35,827	7.3	11.6	35,863	8.1
Food, Agriculture & Beverage	29,471	6.0	9.5	29,967	6.7
Distribution	26,064	5.3	8.5	26,040	5.9
Consumer Products and Retail	24,130	4.9	7.8	24,166	5.4
Consumer Services	16,371	3.3	5.3	16,213	3.6
Transportation & Logistics	14,136	2.9	4.6	14,852	3.3
Healthcare Products	12,818	2.6	4.2	12,625	2.8
Financial Services	12,346	2.5	4.0	12,043	2.7
Energy Services (Upstream)	9,804	2.0	3.2	8,000	1.8
Commodities & Mining	8,334	1.7	2.7	8,334	1.9
Restaurants	8,008	1.6	2.6	8,029	1.8
Telecommunications	7,898	1.6	2.6	8,028	1.8
Software & IT Services	6,285	1.3	2.0	6,276	1.4
Paper & Forest Products	3,034	0.6	1.0	2,953	0.7
	$491,601	100.0%	159.6%	$445,119	100.0%

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
March 31, 2018:
I-45 SLF LLC[1]	$67,113	17.1%	21.8%	$64,800	19.3%
Media, Marketing, & Entertainment	46,697	11.9	15.1	43,700	13.0
Industrial Products	43,122	11.0	14.0	5,415	1.6
Business Services	34,846	8.9	11.3	34,268	10.2
Energy Services (Upstream)	27,919	7.1	9.1	14,130	4.2
Distribution	26,713	6.8	8.7	27,002	8.1
Consumer Products and Retail	24,570	6.2	7.9	25,086	7.5
Environmental Services	21,160	5.4	6.9	21,410	6.4
Healthcare Services	16,751	4.3	5.4	16,448	4.9
Financial Services	12,701	3.2	4.1	12,216	3.6
Healthcare Products	12,353	3.1	4.0	12,162	3.6
Transportation & Logistics	12,284	3.1	4.0	12,275	3.7
Industrial Services	10,012	2.5	3.2	9,721	2.9
Food, Agriculture & Beverage	9,438	2.4	3.1	9,507	2.8
Telecommunications	8,295	2.1	2.7	8,180	2.4
Software & IT Services	6,285	1.6	2.0	6,273	1.9
Consumer Services	5,000	1.3	1.6	4,968	1.5
Restaurants	4,836	1.2	1.6	4,886	1.5
Paper & Forest Products	3,000	0.8	1.0	2,950	0.9
	$393,095	100.0%	127.5%	$335,397	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC include multi-sector holdings, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of September 30, 2018 and March 31, 2018:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in millions)
September 30, 2018:
Northeast	$128,741	26.2%	41.8%	$125,065	28.1%
Southwest	119,668	24.3	38.9	78,734	17.7
Southeast	116,609	23.7	37.9	115,956	26.0
I-45 SLF LLC[1]	66,326	13.5	21.5	64,800	14.6
West	43,640	8.9	14.1	44,148	9.9
Midwest	16,617	3.4	5.4	16,416	3.7
	$491,601	100.0%	159.6%	$445,119	100.0%

March 31, 2018:
Southwest	$131,753	33.5%	42.7%	$79,713	23.8%
Southeast	84,969	21.6	27.6	84,290	25.1
Northeast	72,205	18.4	23.4	69,739	20.8
I-45 SLF LLC[1]	67,113	17.1	21.8	64,800	19.3
West	23,554	6.0	7.6	23,425	7.0
Midwest	13,501	3.4	4.4	13,430	4.0
	$393,095	100.0%	127.5%	$335,397	100.0%

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
As of September 30, 2018 and March 31, 2018, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at NAV) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2018 and March 31, 2018 (in thousands):

		Fair Value Measurements
		at September 30, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$287,808	$—	$—	$287,808
Second lien loans	30,026	—	—	30,026
Subordinated debt	18,883	—	—	18,883
Preferred equity	24,150	—	—	24,150
Common equity & warrants	64,408	—	—	64,408
Investments measured at net asset value[1]	66,326	—	—	—
Total Investments	$491,601	$—	$—	$425,275

		Fair Value Measurements
		at March 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$197,110	$—	$—	$197,110
Second lien loans	23,229	—	—	23,229
Subordinated debt	18,783	—	—	18,783
Preferred equity	36,545	—	—	36,545
Common equity & warrants	50,315	—	—	50,315
Investments measured at net asset value[1]	67,113	—	—	—
Total Investments	$393,095	$—	$—	$325,982

[1]
Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at September 30, 2018 and March 31, 2018, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at September 30, 2018 and March 31, 2018. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	September 30, 2018	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

First lien loans	Income Approach	$234,784	Discount Rate	9.5% - 15.6%	12.2%
			Third Party Broker Quote	96.8 - 101.5	99.4
	Market Approach	53,024	Cost	98.0 - 98.1	98.0
Second lien loans	Income Approach	15,127	Discount Rate	12.1%	12.1%
			Third Party Broker Quote	94.5 - 101.1	97.6
	Market Approach	14,899	Exit Value	101.0	101.0
			Cost	97.5 - 98.1	97.9
Subordinated debt	Income Approach	18,883	Discount Rate	12.3% - 15.7%	13.1%
Preferred equity	Enterprise Value Waterfall Approach	22,150	EBITDA Multiple	5.1x - 9.3x	7.1x
			Discount Rate	15.0% - 32.0%	24.5%
	Market Approach	2,000	Cost	100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	57,059	EBITDA Multiple	3.6x - 11.3x	8.0x
			Discount Rate	11.9% - 21.6%	19%
	Market Approach	7,349	Cost	100.0	100.0
Total Level 3 Investments		$425,275

		Fair Value at	Significant
	Valuation	March 31, 2018	Unobservable		Weighted
Type	Technique	(in millions)	Inputs	Range	Average

First lien loans	Income Approach	$181,595	Discount Rate	9.5% - 17.0%	12.8%
			Third Party Broker Quote	98.2 - 101.8	100.3
	Market Approach	15,515	Cost	98.0 - 98.1	98.0
Second lien loans	Income Approach	18,229	Discount Rate	11.6% - 11.6%	11.6%
			Third Party Broker Quote	93.5 - 100.0	96.0
	Market Approach	5,000	Exit Value	100.0	100.0
Subordinated debt	Income Approach	18,783	Discount Rate	12.4% - 13.8%	12.9%
Preferred equity	Enterprise Value Waterfall Approach	36,545	EBITDA Multiple	5.1x - 9.3x	6.9x
			Discount Rate	15.0% - 32.1%	20.2%
Common equity & warrants	Enterprise Value Waterfall Approach	47,123	EBITDA Multiple	6.0x - 8.4x	8.1x
			Discount Rate	15.7% - 21.6%	20.6%
	Market Approach	3,192	Cost	100.0	100.0
Total Level 3 Investments		$325,982

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three and six months ended September 30, 2018 and 2017, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2018 and 2017 (in millions):

								Unrealized Appreciation
		Realized &						(Depreciation)
	Fair Value	Unrealized	Purchases of		PIK Interest		Fair Value at	on Investments
	3/31/2018	Gains (Losses)	Investments[1]	Repayments	Earned	Divestitures	09/30/2018	held at period end
First lien loans	$197,110	$(454)	$139,096	$(19,140)	$—	$(28,804)	$287,808	$(437)
Second lien loans	23,229	391	11,406	(5,000)	—	—	30,026	392
Subordinated debt	18,783	47	30	—	23	—	18,883	48
Preferred equity	38,541	7,606	2,657	—	113	(24,767)	24,150	6,158
Common equity & warrants	48,319	893	15,196	—	—	—	64,408	893
Total Investments	$325,982	$8,483	$168,385	$(24,140)	$136	$(53,571)	$425,275	$7,054

								Unrealized Appreciation
		Realized &						(Depreciation)
	Fair Value	Unrealized	Purchases of		PIK Interest		Fair Value at	on Investments
	3/31/2017	Gains (Losses)	Investments[1]	Repayments	Earned	Divestitures	09/30/2017	held at period end
First lien loans	$107,817	$612	$45,626	$(17,930)	$—	$—	$136,125	$380
Second lien loans	47,176	293	55	(15,179)	—	—	32,345	132
Subordinated debt	12,453	62	14,431	(8,100)	—	—	18,846	(52)
Preferred equity	18,323	3,441	500	—	82	—	22,346	3,926
Common equity & warrants	37,716	2,095	4,941	—	60	(15)	44,797	1,595
Total Investments	$223,485	$6,503	$65,553	$(41,209)	$142	$(15)	$254,459	$5,981

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.

5.	BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 200% (or, pursuant to the 1940 Act, 150% if certain requirements are met as described in our Annual Report on Form 10-K in the Business Section under “Regulation as a Business Development Company-Senior Securities”) after such borrowing. On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be decreased from 200% to 150%, effective April 25, 2019. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, effective April 25, 2019. As of September 30, 2018, the Company’s asset coverage was 252%.

The Company had the following borrowings outstanding as of September 30, 2018 and March 31, 2018 (amounts in thousands):

	September 30, 2018	March 31, 2018
Credit Facility	$127,000	$40,000

December 2022 Notes	75,676	57,500
Less: Unamortized debt issuance costs and debt discount	(2,269)	(2,195)
Total Notes	73,407	55,305

Total Borrowings	$200,407	$95,305

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of September 30, 2018, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At September 30, 2018, CSWC had $127.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $1.8 million and $3.2 million, respectively, for the three and six months ended September 30, 2018. For the three and six months ended September 30, 2017, CSWC recognized interest expense of $0.9 million and $1.6 million, respectively. The weighted average interest rate on the Credit Facility was 5.42% and 5.31%, respectively, for the three and six months ended September 30, 2018. For the three and six months ended September 30, 2017, the weighted average interest rate on the Credit Facility was 4.76% and 4.65%, respectively. Average borrowings for the three and six months ended September 30, 2018 were $102.5 million and $80.9 million, respectively. For the three and six months ended September 30, 2017, average borrowings were $49.7 million and $37.4 million, respectively. As of September 30, 2018, CSWC was in compliance with all financial covenants under the Credit Facility.

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

During the six months ended September 30, 2018, the Company sold 727,063 December 2022 Notes for an aggregate principal amount of approximately $18.2 million at a weighted average effective yield of 5.86%. As of September 30, 2018, an aggregate principal amount of approximately $31.8 million remains available for issuance and sale under the debt distribution agreement.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of September 30, 2018, the carrying amount of the December 2022 Notes was $73.4 million on an aggregate principal amount of $75.7 million at a weighted average effective yield of 5.93%. As of September 30, 2018, the fair value of the December 2022 Notes was $77.0 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs, of $1.2 million and $2.2 million, respectively, for the three and six months ended September 30, 2018. Average borrowings for the three and six months ended September 30, 2018 were $68.6 million and $63.2 million, respectively.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of September 30, 2018, the Company was in compliance with all covenants of the December 2022 Notes.

6.	INCOME TAXES

We have elected to be treated as a RIC under Subchapter M of the Code and have a tax year end of December 31. In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable income, as defined by the Code, to our shareholders in a timely manner. Investment company income generally includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and capital gains that is distributed to its shareholders, including “deemed distributions” as discussed below. As part of maintaining RIC status, undistributed taxable income and capital gain, which is subject to a 4% non-deductible U.S. federal excise tax, pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (1) the filing of the U.S. federal income tax return for the applicable fiscal year and (2) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated. We intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.

As of September 30, 2018, CSWC qualified to be taxed as a RIC. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the quarter ended March 31, 2018, CSWC declared regular dividends in the amount of $4.5 million, or $0.28 per share. During the quarter ended June 30, 2018, CSWC declared total dividends of $14.5 million, or $0.89 per share, which consisted of regular dividends in the amount of $4.7 million, or $0.29 per share, and supplemental dividends in the amount of $9.8 million, or $0.60 per share. During the quarter ended September 30, 2018, CSWC declared total dividends of $7.2 million, or $0.44 per share, which consisted of regular dividends in the amount of $5.6 million, or $0.34 per share, and supplemental dividends in the amount of $1.6 million, or $0.10 per share.

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

The following reconciles net increase in assets resulting from operations to estimated RIC taxable income for the six months ended September 30, 2018 and 2017:

	Six Months Ended September 30,
Reconciliation of RIC Taxable Income[1]	2018	2017
Net increase in net assets from operations	$18,241	$14,087
Net change in unrealized appreciation on investments	10,835	(5,880)
Income/gain (expense/loss) recognized for tax on pass-through entities	125	1,852
Loss recognized for tax on dispositions	434	—
Net operating loss - management company and taxable subsidiary	33	468
Non-deductible tax expense	393	(31)
Estimated taxable income before deductions for distributions	$30,061	$10,496

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

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual cash incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of both September 30, 2018 and March 31, 2018, CSMC had a deferred tax asset of approximately $2.1 million. As of September 30, 2018, we believe that we will be able to utilize all $2.1 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets.

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

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended September 30, 2018, we recognized net income tax expense of $0.3 million, principally consisting of a provision for current U.S. federal income taxes of $0.1 million and a $0.2 million accrual for excise tax on our estimated undistributed taxable income. For the six months ended September 30, 2018, we recognized net income tax expense of $0.6 million, principally consisting of a provision for current U.S. federal income taxes of $0.2 million and a $0.4 million accrual for excise tax on our estimated undistributed taxable income. For the three months ended September 30, 2017, we recognized a net income tax expense of $0.1 million, principally consisting of a provision for current U.S. federal income taxes of $0.1 million, a $0.1 million accrual for excise tax on our estimated undistributed taxable income, and a $0.1 million benefit relating to the Taxable Subsidiary. For the six months ended September 30, 2017, we recognized a net income tax expense of $0.3 million, principally consisting of a provision for current U.S. federal income taxes of $0.3 million.

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

There were no sales of the Company’s equity securities for the six months ended September 30, 2018 and 2017.

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received the Exemptive Order that supersedes the Original Order and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. During both the six months ended September 30, 2018 and 2017, the Company did not repurchase any shares in connection with the vesting of restricted stock awards.

Share Repurchase Program

In January 2016, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10 million of its outstanding common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and shall terminate on the earliest of: (1) the date on which a total of $10 million worth of common shares have been purchased under the plan; (2) the date on which the terms set forth in the purchase instructions have been met; or (3) the date that is one trading day after the date on which insider notifies broker in writing that this agreement shall terminate.

During both the six months ended September 30, 2018 and 2017, the Company did not repurchase any shares of the Company’s common stock under the share repurchase program. As of September 30, 2018, the Company has approximately $9.4 million available for additional repurchases under the program.

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

The total value accretion was six percent of the aggregate appreciation in the Company’s share price from $36.16 to the combined volume-weighted average prices of both CSWC and CSWI stock as of December 29, 2015. The cash component of the Spin-off Compensation Plan was the difference between the total value accretion and the aggregate value of the awardee’s restricted common stock and non-qualified option awards under the Spin-off Compensation Plan. The total cash liabilities for three participants under the plan totaled $6.1 million. The final payment of $1.4 million was fully vested on December 29, 2017, and was subsequently paid out in January 2018. As of September 30, 2018, there is no remaining unrecognized expense related to the Spin-off Compensation Plan.

During the three and six months ended September 30, 2018, we did not recognize any expense related to the Spin-off Compensation Plan. During the three and six months ended September 30, 2017, we recognized the cash component of spin-off compensation expense of $0.2 million and $0.3 million, respectively, which represented the cash component of spin-off compensation for our current employee. During the three and six months ended September 30, 2017, we also recorded $0.2 million and $0.3 million, respectively, directly to additional capital for the cash component of the spin-off compensation related to one of the two employees who transferred to CSWI.

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

The vesting terms for restricted stock awards previously granted under the Spin-off Compensation Plan are as follows: (1) one-third on December 29, 2015; (2) one-third on December 29, 2016; and (3) one-third on December 29, 2017, subject to accelerated vesting as described above. As of September 30, 2018, there is no remaining unrecognized expense related to the Spin-off Compensation Plan.

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

The following table summarizes the restricted stock available for issuance for the six months ended September 30, 2018:

Restricted stock available for issuance as of March 31, 2018	9,777
Additional restricted stock approved under the plan	850,000
Restricted stock granted during the six months ended September 30, 2018	—
Restricted stock forfeited during the six months ended September 30, 2018	2,250
Restricted stock available for issuance as of September 30, 2018	862,027

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

For the three months ended September 30, 2018 and 2017, we recognized total share based compensation expense of $0.4 million and $0.4 million, respectively, related to the restricted stock issued to our employees and officers. For the six months ended September 30, 2018 and 2017, we recognized total share based compensation expense of $0.9 million and $0.7 million, respectively, related to the restricted stock issued to our employees and officers.

As of September 30, 2018, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $4.2 million, which will be amortized over the weighted-average vesting period of approximately 2.4 years. Subsequent to the Share Distribution, the compensation expense related to non-vested awards held by employees who are now employed by CSWI is recorded by CSWI.

The following table summarizes the restricted stock outstanding as of September 30, 2018:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2018	372,163	$15.82	2.9
Granted	—	—	—
Vested	(6,375)	19.28	—
Forfeited	(2,250)	15.60	—
Unvested at September 30, 2018	363,538	$15.77	2.4

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

At September 30, 2015, in connection with the Share Distribution, we entered into the Employee Matters Agreement, which provided that each option to acquire CSWC common stock that was outstanding immediately prior to September 30, 2015, would be converted into both an option to acquire post-Share Distribution CSWC common stock and an option to acquire CSWI common stock and would be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the Share Distribution. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of CSWC subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all CSWC employees. We compared the fair market value of our stock options on the day of the Share Distribution with the combined fair value of our stock options and CSWI stock options the day after the completion of the Share Distribution. The distribution-related adjustments did not have an impact on compensation expense for the three and six months ended September 30, 2018 and 2017.

On August 22, 2017, we received the Exemptive Order from the SEC that supersedes the Original Order and, in addition to the relief granted under the Original Order, allows us to withhold shares of our common stock to satisfy the exercise of options to purchase shares of our common stock granted pursuant to the 2009 Plan.

At September 30, 2018, there are options to acquire 11,950 shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Plan or request shareholders’ approval of additional stock options to be added under the 2009 Plan.

The following table summarizes activity in the 2009 Plan as of September 30, 2018, including adjustments in connection with the Share Distribution:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
2009 Plan
Balance at March 31, 2017	206,364	$11.12
Granted	—	—
Exercised	(10,756)	11.66	$58,081
Canceled/Forfeited	—	—
Balance at March 31, 2018	195,608	11.09
Granted	—	—
Exercised	(183,658)	11.07	$1,448,707
Canceled/Forfeited	—	—
Balance at September 30, 2018	11,950	$11.33

	Weighted Average	Aggregate
	Remaining Contractual	Intrinsic
September 30, 2018	Term	Value
Outstanding	5.1 years	$91,418
Exercisable	4.8 years	$43,737

We recognize compensation cost using the straight-line method for all share-based payments. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for the three months ended September 30, 2018 and 2017, we recognized stock option compensation expense of $10.5 thousand and $48.0 thousand, respectively related to the stock options held by our employees and officers. For the six months ended September 30, 2018 and 2017, we recognized stock option compensation expense of $21.1 thousand and $0.1 million, respectively, related to the stock options held by our employees and officers. As of September 30, 2018, the total remaining unrecognized compensation cost related to non-vested stock options was $17.6 thousand, which will be amortized over the weighted-average vesting period of approximately 0.5 years.

At September 30, 2018, the range of exercise prices was $11.00 to $11.66 and the weighted-average remaining contractual term of outstanding options was 5.1 years. The total number of shares of common stock exercisable under the 2009 Plan at September 30, 2018 was 5,975 shares with a weighted-average exercise price of $11.66. During the quarter ended September 30, 2018, 5,975 options became exercisable and 50,000 options were exercised with an average exercise price of $11.53. During the quarter ended September 30, 2017, 5,975 options became exercisable and no options were exercised.

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

There are currently 24,000 individual cash incentive awards outstanding as of September 30, 2018 and the liability for individual cash incentive awards was $0.1 million at September 30, 2018. During the six months ended September 30, 2018, payments in the amount of $0.2 million were paid to vested employees. As of September 30, 2018, there is no remaining unrecognized compensation expense related to individual cash incentive awards.

There were no individual cash incentive awards granted during the six months ended September 30, 2018.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Vesting Term
Individual Cash Incentive Awards	Shares	Price Per Share	(in Years)
Unvested at March 31, 2018	48,000	$47.03	0.6
Granted	—	—	—
Vested	(24,000)	43.80	—
Forfeited or expired	—	—	—
Unvested at September 30, 2018	24,000	$50.25	0.5

10.	OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended September 30, 2018 and 2017, we made matching contributions of approximately $25.2 thousand and $25.7 thousand, respectively. During the six months ended September 30, 2018 and 2017, we made matching contributions of approximately $87.8 thousand and $78.3 thousand, respectively.

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

The balances of unused commitments to extend financing as of September 30, 2018 and March 31, 2018 were as follows (amounts in thousands):

		September 30,	March 31,
Portfolio Company	Investment Type	2018	2018
I-45 SLF LLC	Equity Investment	$3,200	$3,200
Adams Publishing Group, LLC	Delayed Draw Term Loan	1,731	—
ASC Ortho Management Company, LLC	Revolving Loan	1,500	—
Clickbooth.com, LLC	Revolving Loan	2,000	2,000
Danforth Advisors, LLC	Revolving Loan	1,000	—
Dynamic Communities, LLC	Revolving Loan	500	—
Environmental Pest Service Management Company, LLC	Delayed Draw Term Loan	6,697	—
Fast Sandwich, LLC	Revolving Loan	4,150	—
Gauge American Nuts Operations LLC	Delayed Draw Term Loan	1,969	—
ITA Holdings Group, LLC	Revolving Loan	1,237	2,000
LGM Pharma, LLC	Delayed Draw Term Loan	400	900
Prism Spectrum Holdings LLC	Revolving Loan	500	1,500
Zenfolio Inc.	Revolving Loan	2,000	2,000
Total unused commitments to extend financing		$26,884	$11,600

Included within the total revolving and delayed draw loan commitments as of September 30, 2018 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2018, the Company had $3.3 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.3 million expire in May 2019. As of September 30, 2018, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

Contingencies

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. To our knowledge, we have no currently pending material legal proceedings to which we are party or to which any of our assets are subject.

12.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During both the three months ended September 30, 2018 and 2017, we received management and other fees from certain of our portfolio companies totaling $0.1 million, which were recognized as Fees and other income on the Consolidated Statements of Operations. During both the six months ended September 30, 2018 and 2017, we received management and other fees from certain of our portfolio companies totaling $0.2 million, which were recognized as Fees and other income on the Consolidated Statement of Operations. Additionally, as of September 30, 2018 and March 31, 2018, we had dividends receivable from I-45 SLF LLC of $2.3 million and $2.2 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

13.	SUBSEQUENT EVENTS

On October 4, 2018, the Company issued an aggregate of 700,000 shares of the Company's common stock at a net price of $18.90 per share. Of the 700,000 shares sold, 100,000 shares were sold to certain institutional investors in a direct registered offering and 600,000 shares were sold in a "best efforts" underwritten offering. The total net proceeds of the offerings, before expenses, was approximately $13.2 million.

14.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and six months ended September 30, 2018 and 2017 (share amounts presented in thousands).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Per Share Data:	2018	2017	2018	2017
Investment income[1]	$0.77	$0.53	$1.46	$1.01
Operating expenses[1]	(0.41)	(0.27)	(0.79)	(0.53)
Income taxes[1]	(0.02)	(0.01)	(0.04)	(0.02)
Net investment income[1]	0.34	0.25	0.63	0.46
Net realized gain[1]	—	0.01	1.16	0.05
Net change in unrealized appreciation of investments, net of tax[1]	0.06	0.28	(0.67)	0.37
Total increase from investment operations	0.40	0.54	1.12	0.88
Dividends to shareholders	(0.44)	(0.24)	(1.33)	(0.45)
Spin-off Compensation Plan distribution, net of tax	—	(0.01)	—	(0.02)
Exercise of employee stock options[2]	(0.04)	—	(0.12)	—
Forfeiture (issuance) of restricted stock[3]	—	(0.01)	—	(0.01)
Share based compensation expense	0.03	0.03	0.06	0.05
Other[4]	0.02	(0.01)	0.03	0.01
(Decrease) increase in net asset value	(0.03)	0.30	(0.24)	0.46
Net asset value
Beginning of period	18.87	17.96	19.08	17.80
End of period	$18.84	$18.26	$18.84	$18.26

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[5]	2.21%	1.53%	4.19%	2.98%
Ratio of net investment income to average net assets[5]	1.80%	1.36%	3.30%	2.56%
Portfolio turnover	2.45%	5.34%	17.94%	13.44%
Total investment return[5,6]	7.23%	8.02%	19.58%	4.04%
Total return based on change in NAV[5,7]	2.17%	3.01%	5.71%	5.11%

Per share market value at the end of the period	$18.98	$17.13	$18.98	$17.13
Weighted-average common shares outstanding	16,319	16,010	16,250	16,010
Weighted-average fully diluted shares outstanding	16,323	16,078	16,254	16,075
Common shares outstanding at end of period	16,343	16,019	16,343	16,019

[1]	Based on weighted average of common shares outstanding for the period.

[2]	Net decrease is due to the exercise of employee stock options at prices less than beginning of period NAV.

[3]	Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

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

At September 30, 2018, the value of Media Recovery, Inc. represented 8.7% of our total assets. Below is certain selected key financial data from its Balance Sheet at September 30, 2018 and March 31, 2018 and Income Statement for the three and six months ended September 30, 2018 and 2017 (amounts in thousands).

	September 30, 2018	March 31, 2018
Current Assets	$8,544	$8,391
Non-Current Assets	23,772	24,727
Current Liabilities	3,311	2,559
Non-Current Liabilities	2,299	2,228

	Three months ended		Six months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$5,488	$6,247	$11,139	$11,242
Income (loss) from continuing operations	400	628	(32)	920
Net income	400	628	(32)	920

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street Capital to form I-45 SLF LLC. I-45 SLF LLC began investing in UMM syndicated senior secured loans during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF LLC totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street Capital. Approximately $81.0 million was funded as of September 30, 2018, relating to these commitments, of which $64.8 million was from CSWC. As of September 30, 2018, CSWC has unfunded equity commitments outstanding of $3.2 million. CSWC owns 80% of I-45 SLF LLC and has a profits interest of 75.6%, while Main Street Capital owns 20% and has a profits interest of 24.4%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital.

As of September 30, 2018 and March 31, 2018, I-45 SLF LLC had total assets of $238.2 million and $233.4 million, respectively. I-45 SLF LLC had approximately $229.7 million and $220.8 million of credit investments at fair value as of September 30, 2018 and March 31, 2018, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of September 30, 2018, approximately $4.9 million of the credit investments were unsettled trades. During the three months ended September 30, 2018, I-45 SLF declared a total dividend of $3.1 million of which $2.3 million was paid to CSWC in October 2018.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. This facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. Under the I-45 credit facility, $147.0 million has been drawn as of September 30, 2018.

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of September 30, 2018 and March 31, 2018:

I-45 SLF LLC Loan Portfolio as of September 30, 2018

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%)	$7,471,638	$7,333,817	$7,583,712
Allen Media, LLC	Media, marketing & entertainment	First Lien	8/30/2023	L+6.50% (Floor 1.00%)	5,714,286	5,549,563	5,564,286
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,700,000	2,675,570	2,686,500
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	7,084,379	6,791,611	6,858,565
Ansira Holdings, Inc.[3]	Business services	First Lien	12/20/2022	L+5.75% (Floor 1.00%)	4,172,530	4,145,215	4,162,099
		Delayed Draw	12/20/2022	L+5.75% (Floor 1.00%)	63,247	61,450	63,089
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	2,811,907	2,773,669	2,777,883
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,727,880	4,698,986	4,491,486
BW NHHC Holdco Inc.	Healthcare	First Lien	5/15/2025	L+5.00%	2,992,500	2,949,871	2,949,498
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,864,912	6,833,023	6,693,289
Chloe Ox Parent, LLC (Censeo Health)	Healthcare services	First Lien	10/23/2024	L+4.50% (Floor 1.00%)	5,174,000	5,127,493	5,193,402
CMN.com, LLC	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	8,494,168	8,413,223	8,494,168
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.25% (Floor 1.00%)	8,002,967	7,996,484	8,002,967
Go Wireless Holdings, Inc.	Retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	6,737,500	6,677,109	6,602,750
The Hoover Group, Inc.	Energy services (Midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	1,615,001	1,567,235	1,598,851
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,418,750	6,299,706	6,354,563
iEnergizer Limited	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	8,401,366	8,341,591	8,411,868

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000,000	2,964,347	2,602,500
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,955,000	2,932,650	2,952,547
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	4,863,924	4,757,672	4,876,083
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	3,857,142	3,819,317	3,875,232
Isagenix International, LLC	Healthcare products	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	2,116,072	2,095,775	2,121,362
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,960,000	7,886,922	7,886,922
Lift Brands, Inc.	Consumer services	First Lien	4/16/2023	L+7.00% (Floor 1.00%)	4,975,000	4,916,383	4,916,383
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/22/2024	L+5.75% (Floor 1.00%)	4,505,068	4,465,000	4,538,856
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,781,250	6,729,089	6,569,336
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/28/2022	L+7.00% (Floor 1.00%)	4,204,545	4,097,902	4,288,636
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,925,000	2,878,440	2,954,250
New Era Technology, Inc.[4]	Software & IT services	First Lien	6/22/2023	L+6.50% (Floor 1.00%)	3,281,767	3,219,386	3,248,949
		Delayed Draw	6/22/2023	L+6.50% (Floor 1.00%)	—	(5,113)	—
Nomad Buyer, Inc.	Healthcare services	First Lien	8/1/2025	L+5.00%	3,000,000	2,822,699	2,895,000
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	8,778,152	8,760,477	8,857,725
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,426,904	6,399,718	6,402,803
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,879,807	4,849,144	4,806,610
PT Network, LLC[5]	Healthcare products	First Lien	11/30/2021	L+6.50% (Floor 1.00%)	4,369,332	4,369,332	4,369,334
		Delayed Draw	11/30/2021	L+6.50% (Floor 1.00%)	—	—	—

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Solaray, LLC[6]	Consumer services	First Lien	9/8/2023	L+6.50% (Floor 1.00%)	6,276,264	6,235,507	6,276,264
		Delayed Draw	9/8/2023	L+6.50% (Floor 1.00%)	2,082,862	2,068,369	2,080,256
Tacala, LLC	Consumer products & retail	Second Lien	1/30/2026	L+7.00%	3,000,000	2,986,041	3,051,570
Teleguam Holdings , LLC	Telecommunications	Second Lien	4/12/2024	L+8.50% (Floor 1.00%)	2,000,000	1,966,682	2,015,000
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.25% (Floor 1.00%)	7,676,019	7,622,068	7,733,589
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,848,516	4,813,354	4,785,485
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500,000	2,467,160	2,484,375
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,922,531	4,887,835	4,910,225
Turning Point Brands, Inc.	Consumer products & retail	Second Lien	5/7/2024	L+7.00% (Floor 1.00%)	3,000,000	2,971,805	3,060,000
UniTek Global Services, Inc.[7]	Telecommunications	First Lien	8/27/2023	L+5.50% (Floor 1.00%)	2,500,000	2,475,342	2,475,342
		Delayed Draw	8/27/2023	L+5.50% (Floor 1.00%)	—	(2,466)	—
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	6,844,420	6,769,235	6,750,309
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,625,000	4,607,932	4,656,797
Wireless Vision Holdings, LLC[8]	Telecommunications	First Lien	9/29/2022	L+8.50% (Floor 1.00%)	7,959,799	7,830,103	7,830,103
YS Garments, LLC	Retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	5,000,000	4,950,818	4,950,000

Total Investments						$228,844,541	$229,710,819

[1]
Represents the interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime in effect at September 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.

[2]
Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

[3]	The investment has approximately $0.2 million in an unfunded delayed draw commitment as of September 30, 2018.

[4]	The investment has approximately $0.3 million in an unfunded delayed draw commitment as of September 30, 2018.

[5]	The investment has approximately $2.1 million in an unfunded delayed draw commitment as of September 30, 2018.

[6]	The investment has approximately $0.6 million in an unfunded delayed draw commitment as of September 30, 2018.

[7]	The investment has approximately $0.5 million in an unfunded delayed draw commitment as of September 30, 2018.

[8]	The investment is structured as a first lien last out term loan.

I-45 SLF LLC Loan Portfolio as of March 31, 2018

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%)	$7,568,046	$7,413,688	$7,700,487
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,775,000	2,746,293	2,761,125
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	7,287,370	6,938,866	7,285,548
Ansira Holdings, Inc.[3]	Business services	First Lien	12/20/2022	L+6.50% (Floor 1.00%)	3,878,182	3,847,470	3,868,486
		Delayed Draw	12/20/2022	L+6.50% (Floor 1.00%)	315,316	310,799	314,527
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	3,557,227	3,503,722	3,552,781
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,836,742	4,801,504	4,498,170
Beaver-Visitec International Holdings, Inc.	Healthcare products	First Lien	8/21/2023	L+5.00% (Floor 1.00%)	4,925,000	4,886,584	4,949,625
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,899,937	6,863,761	6,775,739
Chloe Ox Parent, LLC (Censeo Health)	Healthcare services	First Lien	12/31/2024	L+5.00% (Floor 1.00%)	5,200,000	5,149,500	5,265,000
CMN.com, LLC	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	8,742,126	8,645,306	8,742,126
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	8,002,967	7,995,112	8,002,967
Go Wireless Holdings, Inc.	Retail	First Lien	12/31/2024	L+6.50% (Floor 1.00%)	6,912,500	6,845,573	6,903,859
Highline Aftermarket Acquisition, LLC	Automobile	First Lien	3/17/2024	L+4.25% (Floor 1.00%)	2,856,595	2,844,340	2,860,166
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,500,000	6,370,152	6,370,152
iEnergizer Limited	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	6,550,375	6,421,048	6,558,563
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000,000	2,960,563	2,760,000
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,970,000	2,945,028	2,957,021
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	4,888,924	4,768,810	4,888,924

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
iPayment Holdings, Inc.	Financial services	First Lien	4/11/2023	L+5.00% (Floor 1.50%)	4,987,500	4,987,500	5,049,844
KeyPoint Government Solutions, Inc.	Business services	First Lien	4/18/2024	L+6.00% (Floor 1.00%)	4,750,000	4,708,981	4,750,000
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/22/2024	L+5.75% (Floor 1.00%)	4,528,716	4,484,992	4,551,360
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,868,750	6,810,137	6,854,429
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/23/2022	L+7.00% (Floor 1.00%)	4,374,999	4,254,636	4,506,249
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,962,500	2,911,071	2,973,609
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	8,822,598	8,799,522	8,880,518
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	4,960,013	4,938,405	5,022,013
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,925,000	4,889,928	4,900,375
Polycom, Inc.	Telecommunications	First Lien	9/27/2023	L+5.25% (Floor 1.00%)	5,234,833	5,234,833	5,287,182
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	3,860,938	3,859,187	3,860,938
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	398,614	405,000
PT Network, LLC[4]	Healthcare products	First Lien	11/30/2021	L+6.50% (Floor 1.00%)	4,425,133	4,425,133	4,425,133
Redwood Ahead Acquisition, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	2,811,484	2,767,547	2,829,056
Solaray, LLC[5]	Consumer services	First Lien	9/8/2023	L+6.50% (Floor 1.00%)	6,308,205	6,263,089	6,308,205
		Delayed Draw	9/8/2023	L+6.50% (Floor 1.00%)	1,784,890	1,768,866	1,784,890
Tacala, LLC	Consumer products & retail	Second Lien	1/31/2026	L+7.00%	3,000,000	2,985,089	3,063,765
Teleguam Holdings , LLC	Telecommunications	Second Lien	4/12/2024	L+8.50% (Floor 1.00%)	2,000,000	1,963,812	2,015,000
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.25% (Floor 1.00%)	7,776,019	7,715,978	7,834,339
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,952,674	4,911,727	4,952,674

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
TGP Holdings III LLC[6]	Durable consumer goods	First Lien	9/25/2024	L+5.00% (Floor 1.00%)	1,720,169	1,701,604	1,736,296
		Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500,000	2,464,804	2,537,500
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,947,519	4,908,622	4,935,150
Turning Point Brands, Inc.	Consumer products & retail	Second Lien	3/7/2024	L+7.00% (Floor 1.00%)	3,000,000	2,970,120	3,060,000
UniTek Global Services, Inc.	Telecommunications	First Lien	1/13/2019	L+8.50% (Floor 1.00%)	4,584,809	4,584,809	4,584,809
US Joiner Holding Company (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	4,459,182	4,425,102	4,436,886
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	7,643,991	7,550,843	7,441,425
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,750,000	4,730,480	4,804,934

Total Investments						$218,673,550	$220,806,845

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

Below is certain summarized financial information for I-45 SLF LLC as of September 30, 2018 and March 31, 2018 and for the three and six months ended September 30, 2018 and September 30, 2017 (amounts in thousands):

	September 30, 2018	March 31, 2018
Selected Balance Sheet Information:
Investments, at fair value (cost $228,845 and $218,674)	$229,711	$220,807
Cash and cash equivalents	5,665	9,317
Due from broker	—	330
Deferred financing costs and other assets	1,862	2,111
Interest receivable	978	813
Total assets	$238,216	$233,378

Senior credit facility payable	$147,000	$143,000
Payable for unsettled transactions	4,930	3,213
Other liabilities	3,281	3,119
Total liabilities	$155,211	$149,332
Members’ equity	83,005	84,046
Total liabilities and members' equity	$238,216	$233,378

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Selected Statement of Operations Information:
Total revenues	$5,150	$4,349	$10,021	$8,300
Total expenses	(2,069)	(1,643)	(4,130)	(3,195)
Net investment income	3,081	2,706	5,891	5,105
Net unrealized appreciation	(433)	(281)	(1,267)	(60)
Net realized gains	74	324	271	938
Net increase in members’ equity resulting from operations	$2,722	$2,749	$4,895	$5,983

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Six Months Ended September 30, 2018
(amounts in thousands)

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2018	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2018
Control Investments
I-45 SLF LLC	80% LLC equity interest	$4,488	$67,113	$—	$(787)	$—	$—	$66,326

Prism Spectrum Holdings, LLC	First lien	471	4,241	—	134	8,965	—	13,340
	Revolving loan	72	490	—	21	1,475	(500)	1,486
	96,498.32 Class A units	—	1,692	—		4,847	—	6,539

Media Recovery, Inc.	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock	238	6,371	—	252	—	—	6,623
	4,000,002 shares common stock	1,371	36,751	—	1,453	—	—	38,204

TitanLiner, Inc.	1,189,609 shares Series B convertible preferred stock (6% PIK)	29	11,362	6,913	(8,436)	29	(9,868)	—
	339,277 shares Series A convertible preferred stock	—	11,928	11,706	(8,724)	—	(14,910)	—
Total Control Investments		$6,669	$139,948	$18,619	$(16,087)	$15,316	$(25,278)	$132,518

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2018	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2018
Affiliate Investments
Chandler Signs, LLC	Senior subordinated debt (12.00% cash)	$302	$4,376	$—	$(22)	$30	$—	$4,384
	1,500,000 units of Class A-1 common stock	—	1,934	—	(439)	—	—	1,495

Dynamic Communities, LLC	First lien	252	—	—	—	10,984	—	10,984
	Revolving loan	1	—	—	5	(5)	—	—
	2,000,000 Preferred units	—	—	—	—	2,000	—	2,000

Elite SEM, Inc.	First lien	1,083	17,500	77	79	2,446	(20,102)	—
	1,443 Preferred units; 1,443 Class A Common units	82	1,879	—	(87)	716	(2,508)	—

ITA Holdings Group, LLC	First lien	555	9,314	—	(206)	16	(118)	9,006
	First lien - Term Loan B	60	—	—	(42)	1,963	(13)	1,908
	Revolving loan	18	—	—	(5)	988	(250)	733
	Delayed draw term loan	85	1,470	—	(32)	2	(9)	1,431
	9.25% Class A membership interest	—	1,500	—	(442)	—	—	1,058

SIMR, LLC	First lien	91	—	—	—	11,457	—	11,457
	5,724,000 Class B Common units	—	—	—	—	5,724	—	5,724

Zenfolio Inc.	First lien	796	13,325	—	(39)	27	(68)	13,245
	Revolving loan	8	—	—	(2)	2	—	—
	190 shares of common stock	—	1,900	—	(307)	—	—	1,593

Total Affiliate Investments		$3,333	$53,198	$77	$(1,539)	$36,350	$(23,068)	$65,018
Total Control & Affiliate Investments		$10,002	$193,146	$18,696	$(17,626)	$51,666	$(48,346)	$197,536

(1)	The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.

(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories, respectively.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the six months ended September 30, 2018 and 2017, the ratio of our annualized second quarter operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 3.05% and 4.03%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of September 30, 2018 and March 31, 2018, our investment portfolio at fair value represented approximately 95.2% and 94.2%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value of our investments and our valuation procedures, consistent with the 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of September 30, 2018 and March 31, 2018 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2018, we did not have any investments on non-accrual status or past due its contractual payment obligation.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. CSWC is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

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

The total value of our investment portfolio was $491.6 million as of September 30, 2018, as compared to $393.1 million as of March 31, 2018. As of September 30, 2018, we had investments in 36 portfolio companies with an aggregate cost of $445.1 million. As of March 31, 2018, we had investments in 30 portfolio companies with an aggregate cost of $335.4 million.

As of September 30, 2018 and March 31, 2018, approximately $314.8 million, or 93.5%, and $220.3 million, or 92.1%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 88.4% and 94.2%, respectively, were subject to contractual minimum interest rates. As of September 30, 2018 and March 31, 2018, approximately $21.9 million, or 6.5%, and $18.8 million, or 7.9%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of September 30, 2018 and March 31, 2018 (excluding our investment in I-45 SLF LLC):

	As of September 30, 2018
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	24	11
Fair value	$337,776	$87,499
Cost	$293,306	$87,013
% of portfolio at cost - debt	84.5%	100.0%
% of portfolio at cost - equity	15.5%	0.0%
% of debt investments at cost secured by first lien	74.1%	79.1%
Weighted average annual effective yield (b)(c)	11.9%	10.8%
Weighted average EBITDA (c)	$8,996	$66,743
Weighted average leverage through CSWC security (c)(d)	3.4x	3.8x

(a)	At September 30, 2018, we had equity ownership in approximately 75.0% of our LMM investments.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2018, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of September 30, 2018, there were no investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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

As of September 30, 2018 and March 31, 2018, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Fair Value	Total Portfolio	Cost	Total Portfolio

September 30, 2018:
First lien loans[1]	$287,808	58.5%	$286,246	64.3%
Second lien loans	30,026	6.1	29,529	6.6
Subordinated debt	18,883	3.8	18,937	4.3
Preferred equity	24,150	4.9	15,777	3.5
Common equity & warrants	64,408	13.2	29,830	6.7
I-45 SLF LLC[2]	66,326	13.5	64,800	14.6
	$491,601	100.0%	$445,119	100.0%

March 31, 2018:
First lien loans	$197,110	50.1%	$194,820	58.1%
Second lien loans	23,229	5.9	23,092	6.9
Subordinated debt	18,783	4.8	18,885	5.6
Preferred equity	36,545	9.3	16,666	5.0
Common equity & warrants	50,315	12.8	17,134	5.1
I-45 SLF LLC[2]	67,113	17.1	64,800	19.3
	$393,095	100.0%	$335,397	100.0%

[1]
Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of September 30, 2018 and March 31, 2018, the fair value of the first lien last out loans are $23.0 million and $26.9 million, respectively.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of September 30, 2018 and March 31, 2018:

	As of September 30, 2018
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$8,055	2.4%
2	315,584	93.7
3	13,078	3.9
4	—	—
Total	$336,717	100.0%

	As of March 31, 2018
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$8,194	3.4%
2	217,989	91.2
3	12,939	5.4
4	—	—
Total	$239,122	100.0%

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

As of September 30, 2018 and March 31, 2018, we did not have any investments on non-accrual status.

Investment Activity

During the six months ended September 30, 2018, we made new debt investments in nine portfolio companies totaling $128.3 million, follow-on debt investments in six portfolio companies totaling $21.5 million, and equity investments in three existing and five new portfolio company totaling $17.9 million. We received contractual principal repayments totaling approximately $5.8 million and full prepayments of approximately $18.3 million from three portfolio companies. In addition, we received proceeds from sales of investments totaling $53.6 million and recognized realized gains on those sales totaling $18.7 million.

During the six months ended September 30, 2017, we made new debt investments in six portfolio companies totaling $55.2 million, follow-on debt investments in one portfolio company totaling $4.6 million, and equity investments in one existing and three new portfolio company totaling $5.4 million. We also funded $4.0 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $5.6 million and full prepayments of approximately $35.6 million from seven portfolio companies.

Total portfolio investment activity for the six months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

				Preferred &
	First Lien	Second Lien	Subordinated	Common	I-45 SLF,
Six months ended September 30, 2018	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$197,110	$23,229	$18,783	$86,860	$67,113	$393,095
New investments	138,485	11,359	—	17,853	—	167,697
Proceeds from sales of investments	(28,805)	—	—	(24,767)	—	(53,572)
Principal repayments received	(19,138)	(5,000)	—	—	—	(24,138)
PIK interest earned	—	—	23	113	—	136
Accretion of loan discounts	610	47	30	—	—	687
Realized gain	274	31	—	18,608	—	18,913
Unrealized gain (loss)	(728)	360	47	(10,109)	(787)	(11,217)
Fair value, end of period	$287,808	$30,026	$18,883	$88,558	$66,326	$491,601
Weighted average yield on debt investments at end of period						11.61%
Weighted average yield on total investments at end of period						11.02%

				Preferred &
	First Lien	Second Lien	Subordinated	Common	I-45 SLF,
Six months ended September 30, 2017	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$107,817	$47,176	$12,453	$56,039	$63,395	$286,880
New investments	45,323	—	14,406	5,441	4,000	69,170
Proceeds from sales of investments	—	—	—	(15)	—	(15)
Principal repayments received	(17,930)	(15,179)	(8,100)	—	—	(41,209)
PIK interest earned	—	—	—	142	—	142
Accretion of loan discounts	304	54	25	—	—	383
Realized gain	465	241	114	14	—	834
Unrealized gain (loss)	146	53	(52)	5,522	6	5,675
Fair value, end of period	$136,125	$32,345	$18,846	$67,143	$67,401	$321,860
Weighted average yield on debt investments at end of period						10.71%
Weighted average yield on total investments at end of period						10.65%

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

Comparison of three months ended September 30, 2018 and September 30, 2017

	Three Months Ended
	September 30,		Net Change
	2018	2017	Amount	%
	(in thousands)
Total investment income	$12,595	$8,509	$4,086	48.0%
Interest expense	(3,109)	(911)	(2,198)	241.3%
Other operating expenses	(3,684)	(3,527)	(157)	4.5%
Income before taxes	5,802	4,071	1,731	42.5%
Income tax expense	256	134	122	91.0%
Net investment income	5,546	3,937	1,609	40.9%
Net realized gain on investments before income tax	94	210	(116)	(55.2)%
Net change in unrealized appreciation on investments, net of tax	948	4,496	(3,548)	(78.9)%
Net increase in net assets from operations	$6,588	$8,643	$(2,055)	(23.8)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended September 30, 2018, Capital Southwest reported investment income of $12.6 million, a $4.1 million, or 48.0%, increase as compared to the three months ended September 30, 2017. The increase was primarily due to a $4.0 million, or 74.9%, increase in interest income from our debt investments due to a 59.1% increase in the cost basis of our debt investments from $279.8 million to $445.1 million year over year in addition to an increase in the weighted average yield on debt investments from 10.71% to 11.61% year over year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended September 30, 2018, our total interest expense was $3.1 million, an increase of $2.2 million as compared to the total interest expense of $0.9 million for the three months ended September 30, 2017. The increase was primarily attributable to an increase of $52.8 million in average borrowings on our Credit Facility during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, as well as the issuance of $75.7 million of the December 2022 Notes.

Salaries, General and Administrative Expenses

For the three months ended September 30, 2018, our total employee compensation expense (including both cash and share-based compensation) was $2.4 million, an increase of $0.2 million, or 13.0%, as compared to the total employee compensation expense of $2.2 million for the three months ended September 30, 2017. The increase was primarily due to an increase in headcount. For the three months ended September 30, 2018, our total general and administrative expense was $1.2 million, a decrease of $0.2 million, or 9.2%, as compared to the total general and administrative expense of $1.4 million for the three months ended September 30, 2017. The decrease was primarily due to a decrease in employee recruitment expenses.

Net Investment Income

For the three months ended September 30, 2018, income before taxes increased by $1.7 million, or 42.5%. Net investment income increased from the prior year period by $1.6 million, or 40.9%, to $5.5 million as a result of a $4.1 million increase in total investment income, offset by a $0.1 million increase in income tax expense and a $2.2 million increase in interest expense.

Increase in Net Assets from Operations

During the three months ended September 30, 2018, we recognized realized gains totaling $0.1 million, which consisted of gains on the full repayments of one non-control/non-affiliate investments and the sale of one affiliate investment.

In addition, during the three months ended September 30, 2018, we recorded a net change in unrealized appreciation of investments totaling $0.9 million, consisting primarily of net unrealized appreciation on our current portfolio of $0.9 million. Net unrealized appreciation on our current portfolio included unrealized gains on Vistar Media Inc. of $0.6 million, Deepwater Corrosion Services of $0.5 million and Alliance Sports Group, L.P. of $0.5 million, offset by unrealized losses on ITA Holdings Group, LLC of $0.7 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the three months ended September 30, 2017, we recognized realized gains totaling $0.2 million, which consisted of net gains on the full repayment of three non-control/non-affiliate investment.

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

Comparison of six months ended September 30, 2018 and September 30, 2017

	Six Months Ended
	September 30,		Net Change
	2018	2017	Amount	%
	(in thousands)
Total investment income	$23,702	$16,233	$7,469	46.0%
Interest expense	(5,482)	(1,649)	(3,833)	232.4%
Other operating expenses	(7,422)	(6,933)	(489)	7.1%
Income before taxes	10,798	7,651	3,147	41.1%
Income tax (benefit) expense	635	278	357	128.4%
Net investment income	10,163	7,373	2,790	37.8%
Net realized gain on investments before income tax	18,913	834	18,079	2,167.7%
Net change in unrealized appreciation on investments, net of tax	(10,835)	5,880	(16,715)	(284.3)%
Net increase in net assets from operations	$18,241	$14,087	$4,154	29.5%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the six months ended September 30, 2018, Capital Southwest reported investment income of $23.7 million, a $7.5 million, or 46.0%, increase as compared to the six months ended September 30, 2017. The increase was primarily due to a $7.2 million, or 73.6%, increase in interest income from our debt investments due to a 59.1% increase in the cost basis of our debt investments from $279.8 million to $445.1 million year over year in addition to an increase in the weighted average yield on debt investments from 10.71% to 11.61% year over year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the six months ended September 30, 2018, our total interest expense was $5.5 million, an increase of $3.8 million as compared to the total interest expense of $1.6 million for the six months ended September 30, 2017. The increase was primarily attributable to an increase of $43.5 million in average borrowings on our Credit Facility during the six months ended September 30, 2018 as compared to the six months ended September 30, 2017, as well as the issuance of $75.7 million of the December 2022 Notes.

Salaries, General and Administrative Expenses

For the six months ended September 30, 2018, our total employee compensation expense (including both cash and share-based compensation) was $4.8 million, an increase of $0.5 million, or 11.3%, as compared to the total employee compensation expense of $4.3 million for the six months ended September 30, 2017. The increase was primarily due to an increase in headcount. For the six months ended September 30, 2018, our total general and administrative expense remained flat at $2.6 million, as compared to the total general and administrative expense for the six months ended September 30, 2017.

Net Investment Income

For the six months ended September 30, 2018, income before taxes increased by $3.1 million, or 41.1%. Net investment income increased from the prior year period by $2.8 million, or 37.8%, to $10.2 million as a result of a $7.5 million increase in total investment income, offset by a $0.4 million increase in income tax expense and a $3.8 million increase in interest expense.

Increase in Net Assets from Operations

During the six months ended September 30, 2018, we recognized realized gains totaling $18.9 million, which consisted of gains on the partial repayments of four non-control/non-affiliate investments, full repayments of three non-control/non-affiliate investments and the sale of one control and one affiliate investment.

In addition, during the six months ended September 30, 2018, we recorded a net change in unrealized appreciation of investments totaling $10.8 million, consisting of net unrealized appreciation on our current portfolio of $6.3 million, the reversal of $17.5 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.4 million. Net unrealized appreciation on our current portfolio included unrealized gains on Deepwater Corrosion Services, Inc. of $5.2 million and Media Recovery, Inc. of $1.7 million, offset by unrealized losses on ITA Holdings Group, LLC of $0.7 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the six months ended September 30, 2017, we recognized realized gains totaling $0.8 million, which consisted of net gains on the partial repayments of two non-control/non-affiliate investments, full repayment on seven non-control/non-affiliate investment, and the sale of one non-control/non-affiliate equity investment.

In addition, during the six months ended September 30, 2017, we recorded a net change in unrealized appreciation of investments totaling $5.9 million, consisting of net unrealized appreciation on our current portfolio of $6.0 million, the reversal of $0.3 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.2 million. Net unrealized appreciation on our current portfolio included unrealized gains on TitanLiner, Inc. of $8.5 million, Media Recovery, Inc. of $2.0 million and Vistar Media Inc. of $1.4 million, partially offset by unrealized losses on Deepwater Corrosion Services of $5.3 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investments.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months.

Cash Flows

For the six months ended September 30, 2018, we experienced a net increase in cash and cash equivalents in the amount of $2.3 million. During that period, our operating activities used $78.1 million in cash, consisting primarily of new portfolio investments of $167.7 million, partially offset by $52.6 million from sales and repayments received from debt investments in portfolio companies and $24.9 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $80.4 million, consisting primarily of proceeds from net borrowings under the Credit Facility of $87.0 million and proceeds from the December 2022 Notes of $18.1 million, partially offset by cash dividends paid in the amount of $26.2 million. At September 30, 2018, the Company had cash and cash equivalents of approximately $10.2 million.

For the six months ended September 30, 2017, we experienced a net increase in cash and cash equivalents in the amount of $10.9 million. During that period, our operating activities used $9.4 million in cash, consisting primarily of new portfolio investments of $69.2 million, partially offset by $40.4 million of sales and repayments received from debt investments in portfolio companies. In addition, our financing activities increased cash by $20.3 million, consisting primarily of proceeds from net borrowings under the Credit Facility of $31.0 million, partially offset by cash dividends paid in the amount of $10.5 million. At September 30, 2017, the Company had cash and cash equivalents of approximately $33.3 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 200% (or, pursuant to the 1940 Act, 150% if certain requirements are met as described in our Annual Report on Form 10-K in the Business Section under “Regulation as a Business Development Company-Senior Securities”) after such borrowing. On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be decreased from 200% to 150%, effective April 25, 2019. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, effective April 25, 2019. As of September 30, 2018, the Company’s asset coverage was 252%.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of September 30, 2018, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At September 30, 2018, CSWC had $127.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $1.8 million and $3.2 million, respectively, for the three and six months ended September 30, 2018. For the three and six months ended September 30, 2017, CSWC recognized interest expense of $0.9 million and $1.6 million, respectively. The weighted average interest rate on the Credit Facility was 5.42% and 5.31%, respectively, for the three and six months ended September 30, 2018. For the three and six months ended September 30, 2017, the weighted average interest rate on the Credit Facility was 4.76% and 4.65%, respectively. Average borrowings for the three and six months ended September 30, 2018 were $102.5 million and $80.9 million, respectively. For the three and six months ended September 30, 2017, average borrowings were $49.7 million and $37.4 million, respectively. As of September 30, 2018, CSWC was in compliance with all financial covenants under the Credit Facility.

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

During the six months ended September 30, 2018, the Company sold 727,063 December 2022 Notes for an aggregate principal amount of approximately $18.2 million at a weighted average effective yield of 5.86%. As of September 30, 2018, an aggregate principal amount of approximately $31.8 million remains available for issuance and sale under the debt distribution agreement.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of September 30, 2018, the carrying amount of the December 2022 Notes was $73.4 million on an aggregate principal amount of $75.7 million at a weighted average effective yield of 5.93%. As of September 30, 2018, the fair value of the December 2022 Notes was $77.0 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.2 million and $2.2 million, respectively, for the three and six months ended September 30, 2018.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of September 30, 2018, the Company was in compliance with all covenants of the December 2022 Notes.

Equity Capital Activities

In January 2016, our board of directors approved a share repurchase program authorizing us to repurchase up to $10 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with Rules 10b-18 under the Exchange Act. During the six months ended September 30, 2018, we did not repurchase any common stock under the stock repurchase program. Cumulative to date, we have repurchased a total of 35,911 shares of our common stock in the open market under the stock repurchase program, at an average price of $16.37, including commissions paid, leaving approximately $9.4 million available for additional repurchases under the program.

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

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of September 30, 2018.

	Payments Due By Period
	(In thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$897	$252	$645	$—	$—
Credit Facility (1)	148,807	6,963	141,844	—	—
December 2022 Notes (2)	95,101	4,613	9,239	81,249	—
	$244,805	$11,828	$151,728	$81,249	$—

(1)	Amounts include interest payments calculated at an average rate of 5.42% of outstanding credit facility borrowings, which were $127.0 million as of September 30, 2018.

(2)	Includes interest payments.

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

At September 30, 2018 and March 31, 2018, we had a total of approximately $26.9 million and $11.6 million, respectively, in currently unfunded commitments (as discussed in Note 11 to the Consolidated Financial Statements). Included within the total unfunded commitments as of September 30, 2018 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2018, we had $3.3 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.3 million expire in May 2019. As of September 30, 2018, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these commitments. As of September 30, 2018, the Company had cash and cash equivalents of $10.2 million and $83.0 million in available borrowings under the Credit Facility.

RECENT DEVELOPMENTS

On October 4, 2018, the Company issued an aggregate of 700,000 shares of the Company's common stock at a net price of $18.90 per share. Of the 700,000 shares sold, 100,000 shares were sold to certain institutional investors in a direct registered offering and 600,000 shares were sold in a "best efforts" underwritten offering. The total net proceeds of the offerings, before expenses, was approximately $13.2 million.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. However, the interest rates on our December 2022 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2018, we were not a party to any hedging arrangements.

As of September 30, 2018, approximately 93.5% of our debt investment portfolio (at fair value) bore interest at floating rates, 88.4% of which were subject to contractual minimum interest rates. A hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $2.6 million, or $0.16 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could decrease our net investment income by a maximum of $2.4 million, or $0.15 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 3.00%, with a step-down to LIBOR plus 2.75% at the time the Company’s net worth exceeds $325 million. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of September 30, 2018.

During the three months ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 25, 2016, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10 million. The share repurchase program will be in effect until the approved dollar amount has been used to repurchase shares or the Board amends or discontinues the program at any time. During the six months ended September 30, 2018, the Company did not repurchase any shares of the Company’s common stock under the share repurchase program. As of September 30, 2018, the Company has approximately $9.4 million available for additional repurchases under the program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.     Exhibits

Exhibit No.	Description
31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1*^	Certification of President and Chief Executive Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

CAPITAL SOUTHWEST CORPORATION

November 7, 2018	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

November 7, 2018	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer