Form 10-Q
period 2018-12-31
CAPITAL SOUTHWEST CORP
filed 2019-02-05
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,233,385 shares of Common Stock, $0.25 value per share, as of February 1, 2019.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	December 31,	March 31,
	2018	2018
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $285,698 and $200,981, respectively)	$287,246	$199,949
Affiliate investments (Cost: $78,980 and $51,648, respectively)	77,866	53,198
Control investments (Cost: $89,971 and $82,768, respectively)	131,628	139,948
Total investments (Cost: $454,649 and $335,397, respectively)	496,740	393,095
Cash and cash equivalents	10,774	7,907
Receivables:
Dividends and interest	7,773	5,219
Escrow	370	119
Other	681	447
Income tax receivable	167	109
Deferred tax asset	2,294	2,050
Debt issuance costs (net of accumulated amortization of $1,634 and $1,041, respectively)	3,533	2,575
Other assets	1,449	5,969
Total assets	$523,781	$417,490

Liabilities
Notes (Par value: $77,136 and $57,500, respectively)	$74,960	$55,305
Credit facility	122,000	40,000
Other liabilities	6,280	6,245
Dividends payable	—	4,525
Accrued restoration plan liability	2,865	2,937
Deferred income taxes	—	190
Total liabilities	206,105	109,202

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 19,572,934 shares at December 31, 2018 and 18,501,298 shares at March 31, 2018	4,893	4,625
Additional paid-in capital	276,899	260,713
Total distributable earnings	59,821	66,887
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	317,676	308,288
Total liabilities and net assets	$523,781	$417,490
Net asset value per share (17,233,422 shares outstanding at December 31, 2018 and 16,161,786 shares outstanding at March 31, 2018)	$18.43	$19.08
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Investment income:
Interest income:
Non-control/Non-affiliate investments	$7,744	$5,420	$20,825	$14,858
Affiliate investments	1,886	142	5,136	423
Control investments	440	—	983	—
Dividend income:
Non-control/Non-affiliate investments	95	31	120	91
Affiliate investments	—	—	82	—
Control investments	3,257	3,118	9,383	9,221
Interest income from cash and cash equivalents	12	4	21	16
Fees and other income	437	304	1,022	643
Total investment income	13,871	9,019	37,572	25,252
Operating expenses:
Compensation	2,007	1,885	5,880	5,129
Spin-off compensation plan	—	172	—	517
Share-based compensation	607	479	1,564	1,231
Interest	3,347	1,275	8,829	2,924
Professional fees	390	245	1,285	1,205
Net pension expense	40	42	119	123
General and administrative	704	620	2,322	2,171
Total operating expenses	7,095	4,718	19,999	13,300
Income before taxes	6,776	4,301	17,573	11,952
Income tax (benefit) expense	101	(362)	736	(84)
Net investment income	$6,675	$4,663	$16,837	$12,036

Realized gain
Non-control/Non-affiliate investments	$1,849	$527	$2,066	$1,361
Affiliate investments	—	90	77	90
Control investments	34	—	18,653	—
Total net realized gain on investments before income tax	1,883	617	20,796	1,451

Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(4,860)	708	1,549	(3,458)
Affiliate investments	(95)	(173)	(1,634)	(827)
Control investments	564	4,500	(15,523)	14,995
Income tax (provision) benefit	153	(72)	535	133
Total net unrealized (depreciation) appreciation on investments, net of tax	(4,238)	4,963	(15,073)	10,843

Net realized and unrealized (losses) gains on investments	$(2,355)	$5,580	$5,723	$12,294

Net increase in net assets from operations	$4,320	$10,243	$22,560	$24,330

Pre-tax net investment income per share - basic and diluted	$0.40	$0.27	$1.06	$0.74
Net investment income per share – basic and diluted	$0.39	$0.29	$1.02	$0.75
Net increase in net assets from operations – basic and diluted	$0.25	$0.64	$1.36	$1.52
Weighted average shares outstanding – basic	17,120,357	16,104,806	16,541,102	16,041,696
Weighted average shares outstanding – diluted	17,122,925	16,176,436	16,543,524	16,109,122

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	2018	2017

Net assets, March 31	$308,288	$285,072
Operations:
Net investment income	4,617	3,436
Net realized gain on investments	18,819	624
Net unrealized (depreciation) appreciation on investments, net of tax	(11,783)	1,384
Net increase in net assets from operations	11,653	5,444
Dividends to shareholders ($0.89 and $0.21 per share, respectively)	(14,503)	(3,355)
Spin-Off Compensation Plan, net of tax benefit of $ - and $59, respectively	—	(114)
Capital share transactions:
Change in pension plan funded status	11	12
Exercise of employee stock options	1,457	—
Share-based compensation expense	475	368
Common stock withheld for payroll taxes upon vesting of restricted stock	—	—
(Decrease) increase in net assets	(907)	2,355
Net assets, June 30	$307,381	$287,427
Operations:
Net investment income	5,546	3,937
Net realized gain on investments	94	210
Net unrealized appreciation on investments, net of tax	948	4,496
Net increase in net assets from operations	6,588	8,643
Dividends to shareholders ($0.44 and $0.24 per share, respectively)	(7,191)	(3,838)
Spin-Off Compensation Plan, net of tax benefit of $ - and $58, respectively	—	(113)
Capital share transactions:
Change in pension plan funded status	12	11
Exercise of employee stock options	576	—
Share-based compensation expense	482	384
Common stock withheld for payroll taxes upon vesting of restricted stock	—	—
Increase in net assets	467	5,087
Net assets, September 30	$307,848	$292,514
Operations:
Net investment income	6,675	4,663
Net realized gain on investments	1,883	617
Net unrealized (depreciation) appreciation on investments, net of tax	(4,238)	4,963
Net increase in net assets from operations	4,320	10,243
Dividends to shareholders ($0.46 and $0.26 per share, respectively)	(7,932)	(4,202)
Spin-Off Compensation Plan, net of tax expense of $ - and $258, respectively	—	(432)
Capital share transactions:
Change in pension plan funded status	11	13
Issuance of common stock	13,124	—
Exercise of employee stock options	69	—
Share-based compensation expense	607	479
Common stock withheld for payroll taxes upon vesting of restricted stock	(186)	(85)
Repurchase of common stock	(185)	—
Increase in net assets	9,828	6,016
Net assets, December 31	$317,676	$298,530

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2018	2017
Cash flows from operating activities
Net increase in net assets from operations	$22,560	$24,330
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(197,088)	(144,242)
Proceeds from sales and repayments of debt investments in portfolio companies	64,986	75,520
Proceeds from sales and return of capital of equity investments in portfolio companies	33,928	104
Payment of accreted original issue discounts	465	1,346
Depreciation and amortization	1,052	604
Net pension benefit	(38)	(35)
Realized gain on investments before income tax	(20,796)	(1,451)
Net unrealized depreciation (appreciation) on investments	15,608	(10,710)
Accretion of discounts on investments	(1,054)	(592)
Payment-in-kind interest and dividends	(383)	(215)
Stock option and restricted awards expense	1,564	1,231
Deferred income taxes	(434)	(508)
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(2,426)	(973)
Decrease in escrow receivables	310	426
Increase in tax receivable	(58)	—
(Increase) decrease in other receivables	(233)	159
Decrease in other assets	4,442	2,280
Increase in taxes payable	683	—
(Decrease) increase in other liabilities	(648)	1,253
Net cash used in operating activities	(77,560)	(51,473)
Cash flows from financing activities
Proceeds from common stock offering	13,230	—
Equity offering costs paid	(92)	—
Borrowings under credit facility	127,000	66,000
Repayments of credit facility	(45,000)	(56,000)
Debt issuance costs paid	(1,816)	(1,691)
Proceeds from notes	19,524	55,775
Dividends to shareholders	(34,151)	(14,384)
Proceeds from exercise of employee stock options	2,103	—
Repurchase of common stock	(185)	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(186)	(86)
Net cash provided by financing activities	80,427	49,614
Net increase in cash and cash equivalents	2,867	(1,859)
Cash and cash equivalents at beginning of period	7,907	22,386
Cash and cash equivalents at end of period	$10,774	$20,527
Supplemental cash flow disclosures:
Cash paid for income taxes	$11	$290
Cash paid for interest	7,647	2,232
Supplemental disclosure of noncash financing activities:
Dividend declared, not yet paid	$—	$4,201
Spin-off Compensation Plan distribution accrued, not yet paid	—	517

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien	Healthcare services	L+6.75% (Floor 1.00%)/Q, Current Coupon 9.28%	6/30/2023	$9,143,750	$8,961,902	$9,120,891
ACE GATHERING, INC.	Second Lien[17]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 11.30%	12/13/2023	10,000,000	9,801,711	9,801,711
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.50% (Floor 1.00%)/Q, Current Coupon 9.93%	7/2/2023	14,250,000	13,983,051	13,979,250
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)	7/2/2023	—	(31,146)	—
						13,951,905	13,979,250
AG KINGS HOLDINGS INC.[8,18]	First Lien	Food, agriculture & beverage	L+10.02% (Floor 1.00%)/M, Current Coupon 12.69%	8/8/2021	9,307,692	9,197,504	8,618,923
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	2/1/2023	10,100,000	9,938,559	9,898,000
	3.88% membership interest		—	—	—	2,500,000	2,500,000
						12,438,559	12,398,000
AMERICAN NUTS OPERATIONS LLC[13]	First Lien	Food, agriculture and beverage	L+8.50% (Floor 1.00%)/Q, Current Coupon 10.90%	4/10/2023	17,412,500	17,103,748	16,872,713
	First Lien - Term Loan C10		L+8.50% (Floor 1.00%)/Q, Current Coupon 11.31%	4/10/2023	1,750,000	1,721,676	1,695,750
	3,000,000 units of Class A common stock[9]		—	—	—	3,000,000	1,683,000
						21,825,424	20,251,463

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
AMERICAN TELECONFERENCING SERVICES, LTD.	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 9.09%	12/8/2021	6,111,675	6,001,141	5,103,249
	Second Lien		L+9.50% (Floor 1.00%)/Q, Current Coupon 11.92%	6/6/2022	2,005,714	1,950,526	1,649,700
						7,951,667	6,752,949
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%)/M, Current Coupon 12.31%	12/31/2020	12,934,167	12,837,161	12,572,010
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	First Lien	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 9.90%	8/31/2023	9,319,688	9,143,892	9,189,212
	Second Lien		13.25% PIK	12/1/2023	3,142,008	3,067,835	3,067,835
	Revolving Loan[10]		L+7.50% (Floor 1.00%)	8/31/2023	—	(27,979)	—
	2,042 Common Units[9]		—	—	—	750,000	750,000
						12,933,748	13,007,047
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.00% (Floor 1.00%)/M, Current Coupon 10.81%	3/9/2022	12,232,704	12,062,760	12,098,144
	900,000 shares of common stock		—	—	—	900,000	1,013,000
						12,962,760	13,111,144
BLASCHAK COAL CORP.	Second Lien[17]	Commodities & mining	L+10.00%/Q, 1.00% PIK, Current Coupon 13.40%	7/30/2023	8,514,875	8,355,229	8,489,330
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+6.00% (Floor 1.00%)/M, Current Coupon 8.53%	8/23/2022	4,887,500	4,854,935	4,753,094
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%/Q, Current Coupon 11.90%	7/8/2020	11,447,755	11,291,676	11,264,591

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
CLICKBOOTH.COM, LLC	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%)/Q, Current Coupon 10.90%	12/5/2022	17,062,500	16,777,633	17,181,938
	Revolving Loan[10]		L+8.50% (Floor 1.00%)	12/5/2022	—	(15,706)	—
						16,761,927	17,181,938
DANFORTH ADVISORS, LLC[13]	First Lien	Business services	L+7.25% (Floor 2.00%)/Q, Current Coupon 9.63%	9/28/2023	7,250,000	7,110,870	7,134,000
	Revolving Loan[10]		L+7.25% (Floor 2.00%)	9/28/2023	—	(18,959)	—
	875 Class A equity units[9]		—	—	—	875,000	875,000
						7,966,911	8,009,000
DELPHI INTERMEDIATE HEALTHCO, LLC	First Lien	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 10.04%	10/3/2022	7,265,625	7,206,971	7,120,313
	First Lien		L+7.50 (Floor 1.00%)/Q, Current Coupon 10.19%	10/3/2022	4,906,250	4,863,293	4,808,125
						12,070,264	11,928,438
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.00% (Floor 1.00%)/Q, Current Coupon 8.78%	2/12/2021	6,285,444	6,276,051	6,222,589
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 11.27%	8/26/2023	3,000,000	2,955,080	2,874,000
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+8.53% (Floor 1.00%)/M, Current Coupon 11.27%	2/1/2022	14,000,000	13,702,052	14,070,000
	1,443 Preferred units; 1,443 Class A Common units		12% PIK	—	—	2,008,121	3,462,000
						15,710,173	17,532,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.25%/Q, Current Coupon 9.65%	6/22/2023	16,209,375	15,949,541	16,176,956
	Delayed Draw Term Loan[10]		L+7.25%/Q, Current Coupon 9.94%	6/22/2023	5,150,579	5,049,191	5,140,278
						20,998,732	21,317,234
FAST SANDWICH, LLC	First Lien	Restaurants	L+9.00% (Floor 1.00%)/Q, Current Coupon 11.40%	5/23/2023	3,258,750	3,209,380	3,203,351
	Revolving Loan[10]		L+9.00% (Floor 1.00%)	—	—	(60,671)	—
						3,148,709	3,203,351
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 10.85%	11/15/2022	9,900,000	9,738,800	9,900,000
	Delayed Draw Term Loan[10]		L+8.50% (Floor 1.00%)/M, Current Coupon 10.85%	11/15/2022	1,789,000	1,772,948	1,789,000
	110,000 units of Class A common stock[9]		—	—	—	1,100,000	821,000
						12,611,748	12,510,000
LIGHTING RETROFIT INTERNATIONAL, LLC	First Lien	Environmental services	L+9.25% (Floor 1.00%)/Q, Current Coupon 12.05%	6/30/2022	13,875,000	13,760,096	13,583,625
	396,825 shares of Series B preferred stock; 25,603 shares of Series C preferred stock		—	—	—	525,603	511,000
						14,285,699	14,094,625
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 12.02%	12/20/2025	10,500,000	9,822,454	10,237,500
JVMC HOLDINGS CORP. [14]	First Lien	Financial services	L+8.02% (Floor 1.00%)/M, Current Coupon 10.54%	5/5/2022	6,937,500	6,887,417	6,937,500
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	—	—	541,176	645,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%)/M, Current Coupon 12.74%	2/16/2022	7,975,000	7,411,290	8,054,750
	Warrants (Expiration - February 17, 2027)		—	—	—	886,000	2,378,000
						8,297,290	10,432,750

Total Non-control/Non-affiliate Investments						$285,697,812	$287,246,328
Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	Senior subordinated debt	Business services	12.00% / 1.00% PIK	7/4/2021	4,545,837	$4,496,603	$4,361,732
	1,500,000 units of Class A-1 common stock[9]		—	—	—	1,500,000	1,274,000
						5,996,603	5,635,732
DYNAMIC COMMUNITIES, LLC[13]	First Lien	Business services	L+8.00% (Floor 1.00%)/M, Current Coupon 10.80%	7/17/2023	11,130,000	10,923,695	10,996,440
	Revolving Loan[10]		L+8.00% (Floor 1.00%)	7/17/2023	—	(4,540)	—
	2,000,000 Preferred Units[9]		—	—	—	2,000,000	2,849,000
						12,919,155	13,845,440

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
ITA HOLDINGS GROUP, LLC[13]	First Lien	Transportation & logistics	L+9.00% (Floor 1.00%)/Q, Current Coupon 11.40%	2/14/2023	9,321,875	9,160,434	9,060,863
	First Lien - Term Loan B		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.40%	2/14/2023	1,975,000	1,939,146	1,919,700
	Revolving Loan10.		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.26%	2/14/2023	2,550,000	2,507,117	2,478,600
	Delayed Draw Term Loan		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.40%	2/14/2023	1,481,250	1,453,900	1,439,775
	9.25% Class A Membership Interest[9]		—	—	—	1,500,000	1,279,000
						16,560,597	16,177,938
ROSELAND MANAGEMENT, LLC	First Lien	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.59%	11/9/2023	10,500,000	10,320,533	10,320,533
	Revolving Loan[10]		L+7.00% (Floor 2.00%)	11/9/2023	—	(33,984)	—
	10,000 Class A Units		—	—	—	1,000,000	1,000,000
						11,286,549	11,320,533
SIMR, LLC	First Lien	Healthcare services	L+9.00% (Floor 2.00%)/M, Current Coupon 11.74%	9/7/2023	11,688,000	11,467,592	11,547,744
	5,724,000 Class B Common Units		—	—	—	5,724,000	5,724,000
						17,191,592	17,271,744

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2018

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
ZENFOLIO INC.[16]	First Lien	Business services	L+11.00% (Floor 1.00%)/Q, Current Coupon 13.40%	7/17/2022	13,331,250	13,139,556	12,638,025
	Revolving Loan[10]		L+11.00% (Floor 1.00%)	7/17/2022	—	(14,162)	—
	190 shares of common stock		—	—	—	1,900,000	976,000
						15,025,394	13,614,025

Total Affiliate Investments						$78,979,890	$77,865,412
Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	—	—	$64,800,000	$63,116,838
MEDIA RECOVERY, INC. DBA SPOTSEE HOLDINGS[11]	800,000 shares of Series A convertible preferred stock	Industrial products	—	—	—	800,000	7,263,232
	4,000,002 shares of common stock		—	—	—	4,615,000	41,899,768
						5,415,000	49,163,000
PRISM SPECTRUM HOLDINGS, LLC[13]	First Lien	Environmental services	L+9.50% (Floor 2.25%)/M, Current Coupon 12.24%	2/6/2023	13,461,480	13,217,483	13,313,404
	96,498.32 Class A units[9]		—	—	—	6,538,522	6,035,000
						19,756,005	19,348,404
Total Control Investments						$89,971,005	$131,628,242

TOTAL INVESTMENTS[12]						$454,648,707	$496,739,982

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.

[2]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.

[3]
The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.

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

[5]
Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940 (the “1940 Act”) as investments that are neither control investments nor affiliate investments. At December 31, 2018, approximately 57.8% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 90.4%.

[6]
Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At December 31, 2018, approximately 15.7% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 24.5%.

[7]
Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At December 31, 2018, approximately 26.5% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 41.4%.

[8]	The investment is structured as a first lien last out term loan.

[9]
Indicates assets that are considered "non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2018, approximately 16.0% of the Company's investment assets are non-qualifying assets.

[10]	The investment has an unfunded commitment as of December 31, 2018. Refer to Note 11 - Commitments and Contingencies for further discussion.

[11]	Income producing through dividends or distributions.

[12]
As of December 31, 2018, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $50.9 million; cumulative gross unrealized depreciation for federal income tax purposes is $9.0 million. Cumulative net unrealized appreciation is $41.9 million, based on a tax cost of $454.9 million.

[13]
ASC Ortho Management Company, LLC common units, Danforth Advisors, LLC common units, American Nuts Operations LLC Class A common stock, LGM Pharma, LLC Class A common stock, Tax Advisors Group, LLC Class A units, Chandler Signs, LP Class A-1 common stock, Dynamic Communities, LLC Preferred units, ITA Holdings Group, LLC membership interest, and Prism Spectrum Holdings LLC Class A units are held through a wholly-owned taxable subsidiary.

[14]	The investment is structured as a first lien first out term loan.

[15]
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.

[16]	As of December 31, 2018, the investment is paying default interest at a rate of 2.0% per annum.

[17]
The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.

[18]	Investment was on non-accrual status as of December 31, 2018, meaning the Company has ceased to recognize interest income on the investment.

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

CSWC was organized as a Texas corporation on April 19, 1961. On March 30, 1988, CSWC elected to be regulated as a business development company (“BDC”) under the 1940 Act. In order to comply with the 1940 Act requirements for a BDC, we must, among other things, generally invest at least 70% of our assets in eligible portfolio companies and limit the amount of leverage we incur.

We have elected, and intend to qualify annually, to be treated as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). As such, we generally will not have to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that we distribute to our shareholders as dividends. To continue to maintain our RIC treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and nine months ended December 31, 2018 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2018 and 2017. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our assets in qualifying assets. As of December 31, 2018, the Company has 84.7% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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
Additionally, in order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things meet the following requirements:
(1) Continue to maintain our election as a BDC under the 1940 Act at all times during each taxable year.

(2) Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain "qualified publicly traded partnerships," or other income derived with respect to our business of investing in such stock or securities.
(3) Diversify our holdings in accordance with two Diversification Requirements: (a) Diversify our holdings such that at the end of each quarter of the taxable year at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and such other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (b) Diversify our holdings such that no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain "qualified publicly traded partnerships" (collectively, the "Diversification Requirements").
The two Diversification Requirements must be satisfied quarterly. If a RIC satisfies the Diversification Requirements for one quarter, and then, due solely to fluctuations in market value, fails to meet one of the Diversification Requirements in the next quarter, it retains RIC tax treatment. A RIC that fails to meet the Diversification Requirements as a result of a nonqualified acquisition may be subject to excess taxes unless the nonqualified acquisition is disposed of and the Diversification Requirements are satisfied within 30 days of the close of the quarter in which the Diversification Requirements are failed.

For the quarter ended December 31, 2018, we satisfied all RIC requirements and have 14.8% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Net Realized Gains or Losses and Net Unrealized Appreciation or Depreciation Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net unrealized appreciation or depreciation reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2018 and March 31,

2018, cash balances totaling $9.7 million and $6.8 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2018, we had one investment on non-accrual status and past due on its contractual payment obligation. As of March 31, 2018, we did not have any investments on non-accrual status or past due on its contractual payment obligation.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three and nine months ended December 31, 2018, approximately 2.6% and 2.8%, respectively, of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For both the three and nine months ended December 31, 2017, approximately 2.3% of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of the equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. As of December 31, 2018 and March 31, 2018, we have not written off any accrued and uncollected PIK interest and dividends. For the three and nine months ended December 31, 2018, approximately 1.5% and 1.0%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income. For the three and nine months ended December 31, 2017, approximately 0.8% and 0.9%, respectively, of CSWC's total investment income was attributable to non-cash PIK interest and dividend income.

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

CSMC, a wholly-owned subsidiary of CSWC, and the Taxable Subsidiary are not RICs and are required to pay taxes at the corporate rate of 21% as of December 31, 2018. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of each of CSMC and the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three and nine months ended December 31, 2018 and 2017.

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

At the three and nine months ended December 31, 2018, weighted-average basic shares were adjusted for the dilutive effect of stock-based awards of 2,568 and 2,422, respectively. At the three and nine months ended December 31, 2017, weighted-average basic shares were adjusted for the dilutive effect of stock-based awards of 71,631 and 67,427, respectively. For individual cash incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value (“NAV”) of our Company. In connection with the Share Distribution, we entered into an Employee Matters Agreement (the “Employee Matters Agreement”) with CSW Industrials, Inc. (“CSWI”). Under the Employee Matters Agreement, the value of individual cash incentive awards was determined based upon the NAV of CSWC as of June 30, 2015. See Note 9 for further discussion.

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

In August 2018, the SEC issued the Final Rule Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The final rule was effective on November 5, 2018. The Company adopted these disclosure updates in the quarter ended December 31, 2018. The disclosure updates impacted the presentation of the consolidated financial statements by requiring the presentation of the total, rather than the components of the distributable earnings on the Consolidated Balance Sheet. Additionally, the Company updated the Consolidated Statement of Changes in Net Assets for the new interim reporting requirement to disclose the current and comparative year-to-date periods, including subtotals for each interim periods. Management does not consider the impact of these disclosure updates to be material to the consolidated financial statements.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2018 and March 31, 2018:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
December 31, 2018:
First lien loans[1]	$300,305	60.5%	94.5%	$300,797	66.2%
Second lien loans[2]	36,120	7.3	11.4	35,953	7.9
Subordinated debt	14,260	2.9	4.5	14,435	3.2
Preferred equity	16,585	3.3	5.2	7,834	1.7
Common equity & warrants	66,353	13.3	20.9	30,830	6.8
I-45 SLF LLC[2]	63,117	12.7	19.9	64,800	14.2
	$496,740	100.0%	156.4%	$454,649	100.0%

March 31, 2018:
First lien loans	$197,110	50.1%	63.9%	$194,820	58.1%
Second lien loans	23,229	5.9	7.5	23,092	6.9
Subordinated debt	18,783	4.8	6.1	18,885	5.6
Preferred equity	36,545	9.3	11.9	16,666	5.0
Common equity & warrants	50,315	12.8	16.3	17,134	5.1
I-45 SLF LLC[3]	67,113	17.1	21.8	64,800	19.3
	$393,095	100.0%	127.5%	$335,397	100.0%

[1]
Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of December 31, 2018 and March 31, 2018, the fair value of the first lien last out loans are $22.7 million and $26.9 million, respectively.

[2]
Included in second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of December 31, 2018 and March 31, 2018, the fair value of the split lien term loans are $18.3 million and $0, respectively.

[3]
I-45 SLF LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 14 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2018 and March 31, 2018:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
December 31, 2018:
I-45 SLF LLC[1]	$63,117	12.7%	19.9%	$64,800	14.3%
Healthcare Services	62,649	12.6	19.7	62,444	13.7
Media, Marketing, & Entertainment	59,126	11.9	18.6	54,721	12.0
Business Services	51,342	10.3	16.2	51,730	11.4
Industrial Products	49,163	9.9	15.5	5,415	1.2
Environmental Services	33,443	6.7	10.5	34,042	7.5
Food, Agriculture & Beverage	28,870	5.8	9.1	31,023	6.8
Distribution	25,683	5.2	8.1	25,800	5.7
Consumer Products and Retail	23,663	4.8	7.4	23,730	5.2
Consumer Services	21,317	4.3	6.7	20,999	4.6
Transportation & Logistics	16,178	3.3	5.1	16,560	3.6
Healthcare Products	12,510	2.5	3.9	12,612	2.8
Energy Services (Midstream)	9,802	2.0	3.1	9,802	2.2
Commodities & Mining	8,489	1.7	2.7	8,355	1.8
Restaurants	7,956	1.6	2.5	8,004	1.8
Financial Services	7,582	1.5	2.4	7,429	1.6
Telecommunications	6,753	1.4	2.1	7,952	1.8
Software & IT Services	6,223	1.2	2.0	6,276	1.4
Paper & Forest Products	2,874	0.6	0.9	2,955	0.6
	$496,740	100.0%	156.4%	$454,649	100.0%

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
March 31, 2018:
I-45 SLF LLC[1]	$67,113	17.1%	21.8%	$64,800	19.3%
Media, Marketing, & Entertainment	46,697	11.9	15.1	43,700	13.0
Industrial Products	43,122	11.0	14.0	5,415	1.6
Business Services	34,846	8.9	11.3	34,268	10.2
Energy Services (Upstream)	27,919	7.1	9.1	14,130	4.2
Distribution	26,713	6.8	8.7	27,002	8.1
Consumer Products and Retail	24,570	6.2	7.9	25,086	7.5
Environmental Services	21,160	5.4	6.9	21,410	6.4
Healthcare Services	16,751	4.3	5.4	16,448	4.9
Financial Services	12,701	3.2	4.1	12,216	3.6
Healthcare Products	12,353	3.1	4.0	12,162	3.6
Transportation & Logistics	12,284	3.1	4.0	12,275	3.7
Industrial Services	10,012	2.5	3.2	9,721	2.9
Food, Agriculture & Beverage	9,438	2.4	3.1	9,507	2.8
Telecommunications	8,295	2.1	2.7	8,180	2.4
Software & IT Services	6,285	1.6	2.0	6,273	1.9
Consumer Services	5,000	1.3	1.6	4,968	1.5
Restaurants	4,836	1.2	1.6	4,886	1.5
Paper & Forest Products	3,000	0.8	1.0	2,950	0.9
	$393,095	100.0%	127.5%	$335,397	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 14 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of December 31, 2018 and March 31, 2018:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
December 31, 2018:
Southwest	$132,651	26.7%	41.7%	$89,054	19.6%
Northeast	126,021	25.4	39.7	123,066	27.1
Southeast	119,969	24.1	37.8	119,711	26.2
I-45 SLF LLC[1]	63,117	12.7	19.9	64,800	14.3
West	38,619	7.8	12.1	41,706	9.2
Midwest	16,363	3.3	5.2	16,312	3.6
	$496,740	100.0%	156.4%	$454,649	100.0%

March 31, 2018:
Southwest	$131,753	33.5%	42.7%	$79,713	23.8%
Southeast	84,969	21.6	27.6	84,290	25.1
Northeast	72,205	18.4	23.4	69,739	20.8
I-45 SLF LLC[1]	67,113	17.1	21.8	64,800	19.3
West	23,554	6.0	7.6	23,425	7.0
Midwest	13,501	3.4	4.4	13,430	4.0
	$393,095	100.0%	127.5%	$335,397	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 14 for further discussion.

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
As of December 31, 2018 and March 31, 2018, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at NAV) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2018 and March 31, 2018 (in thousands):

		Fair Value Measurements
		at December 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$300,305	$—	$—	$300,305
Second lien loans	36,120	—	—	36,120
Subordinated debt	14,260	—	—	14,260
Preferred equity	16,585	—	—	16,585
Common equity & warrants	66,353	—	—	66,353
Investments measured at net asset value[1]	63,117	—	—	—
Total Investments	$496,740	$—	$—	$433,623

		Fair Value Measurements
		at March 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$197,110	$—	$—	$197,110
Second lien loans	23,229	—	—	23,229
Subordinated debt	18,783	—	—	18,783
Preferred equity	36,545	—	—	36,545
Common equity & warrants	50,315	—	—	50,315
Investments measured at net asset value[1]	67,113	—	—	—
Total Investments	$393,095	$—	$—	$325,982

[1]
Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at December 31, 2018 and March 31, 2018, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at December 31, 2018 and March 31, 2018. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	December 31, 2018	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$283,047	Discount Rate	9.0% - 16.6%	12.2%
			Third Party Broker Quote	83.5 - 99.8	95.8
	Market Approach	17,258	Cost	98.0 - 98.3	98.2
			Exit Value	100.0	100.0
Second lien loans	Income Approach	26,318	Discount Rate	13.5% - 15.3%	14.6%
			Third Party Broker Quote	82.3 - 97.5	95.4
	Market Approach	9,802	Cost	98.0	98.0
Subordinated debt	Income Approach	14,260	Discount Rate	11.8% - 15.0%	12.7%
Preferred equity	Enterprise Value Waterfall Approach	16,585	EBITDA Multiple	7.9x - 9.5x	8.6x
			Discount Rate	15.1% - 20.2%	18.1%
Common equity & warrants	Enterprise Value Waterfall Approach	65,353	EBITDA Multiple	3.9x - 9.9x	7.7x
			Discount Rate	13.2% - 21.6%	18.6%
	Market Approach	1,000	Cost	100.0	100.0
Total Level 3 Investments		$433,623

		Fair Value at	Significant
	Valuation	March 31, 2018	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$181,595	Discount Rate	9.5% - 17.0%	12.8%
			Third Party Broker Quote	98.2 - 101.8	100.3
	Market Approach	15,515	Cost	98.0 - 98.1	98.0
Second lien loans	Income Approach	18,229	Discount Rate	11.6% - 11.6%	11.6%
			Third Party Broker Quote	93.5 - 100.0	96.0
	Market Approach	5,000	Exit Value	100.0	100.0
Subordinated debt	Income Approach	18,783	Discount Rate	12.4% - 13.8%	12.9%
Preferred equity	Enterprise Value Waterfall Approach	36,545	EBITDA Multiple	5.1x - 9.3x	6.9x
			Discount Rate	15.0% - 32.1%	20.2%
Common equity & warrants	Enterprise Value Waterfall Approach	47,123	EBITDA Multiple	6.0x - 8.4x	8.1x
			Discount Rate	15.7% - 21.6%	20.6%
	Market Approach	3,192	Cost	100.0	100.0
Total Level 3 Investments		$325,982

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three and nine months ended December 31, 2018 and 2017, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2018 and 2017 (in thousands):

								YTD Unrealized Appreciation
		Realized &						(Depreciation)
	Fair Value	Unrealized	Purchases of		PIK Interest		Fair Value at	on Investments
	3/31/2018	Gains (Losses)	Investments[1]	Repayments	Earned	Divestitures	12/31/2018	held at period end
First lien loans	$197,110	$(2,460)	$158,005	$(23,545)	$—	$(28,805)	$300,305	$(2,491)
Second lien loans	23,229	103	21,238	(8,500)	50	—	36,120	101
Subordinated debt	18,783	(4)	46	(4,600)	35	—	14,260	8
Preferred equity	38,541	9,707	2,657	—	170	(34,490)	16,585	3,165
Common equity & warrants	48,319	1,838	16,196	—	—	—	66,353	1,838
Total Investments	$325,982	$9,184	$198,142	$(36,645)	$255	$(63,295)	$433,623	$2,621

								YTD Unrealized Appreciation
		Realized &						(Depreciation)
	Fair Value	Unrealized	Purchases of		PIK Interest		Fair Value at	on Investments
	3/31/2017	Gains (Losses)	Investments[1]	Repayments	Earned	Divestitures	12/31/2017	held at period end
First lien loans	$107,817	$1,065	$109,920	$(39,587)	$—	$—	$179,215	$760
Second lien loans	47,176	524	9,840	(29,179)	—	—	28,361	229
Subordinated debt	12,453	68	14,444	(8,100)	—	—	18,865	(47)
Preferred equity	18,323	7,819	500	—	124	—	26,766	8,287
Common equity & warrants	37,716	2,834	6,130	—	91	(15)	46,756	2,351
Total Investments	$223,485	$12,310	$140,834	$(76,866)	$215	$(15)	$299,963	$11,580

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.

5.	BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 200% (or, pursuant to the 1940 Act, 150% if certain requirements are met as described in our Annual Report on Form 10-K in the Business Section under “Regulation as a Business Development Company-Senior Securities”) after such borrowing. On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be decreased from 200% to 150%, effective April 25, 2019. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, effective April 25, 2019. As of December 31, 2018, the Company’s asset coverage was 260%.

The Company had the following borrowings outstanding as of December 31, 2018 and March 31, 2018 (amounts in thousands):

	December 31, 2018	March 31, 2018
Credit Facility	$122,000	$40,000

December 2022 Notes	77,136	57,500
Less: Unamortized debt issuance costs and debt discount	(2,176)	(2,195)
Total Notes	74,960	55,305

Total Borrowings	$196,960	$95,305

Credit Facility

In August 2016, CSWC entered into a senior secured credit facility (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”) to provide additional liquidity to support its investment and operational activities, which included total commitments of $100 million. The Credit Facility contained an accordion feature that allowed CSWC to increase the total commitments under the Credit Facility up to $150 million from new and existing lenders on the same terms and conditions as the existing commitments. In August 2017, we increased our total commitments by $15 million through adding an additional lender using the accordion feature.

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

On December 21, 2018, CSWC entered into the Amended and Restated Senior Secured Revolving Credit Agreement (the "Amended and Restated Agreement"), and a related Amended and Restated Guarantee, Pledge and Security Agreement, to amend and restate its Credit Facility. The Amended and Restated Agreement (1) increased the total commitments by $60 million from $210 million to an aggregate total of $270 million, provided by a diversified group of nine lenders, (2) increased the Credit Facility's accordion feature to $350 million under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments, (3) reduced the interest rate on borrowings from LIBOR plus 3.00% to LIBOR plus 2.50%, subject to certain conditions as outlined in the Amended and Restated Agreement, (4) reduced the minimum asset coverage with respect to senior securities representing indebtedness from 200% to 150% after the date on which such minimum asset coverage is permitted to be reduced by the Company under applicable law, and (5) extended the Credit Facility's revolving period from November 16, 2020 to December 21, 2022 and the final maturity was extended from November 16, 2021 to December 21, 2023.

The Amended and Restated Agreement modified certain covenants in the Credit Facility, including: (1) to provide for a minimum senior coverage ratio of 2-to-1 (in addition to the asset coverage ratio noted below), (2) to increase the minimum obligors’ net worth test from $160 million to $180 million, (3) to reduce the minimum consolidated interest coverage ratio from 2.50-to-1 to 2.25-to-1 as of the last day of any fiscal quarter, and (4) to provide for the fact that the Company will not declare or pay a dividend or distribution in cash or other property unless immediately prior to and after giving effect thereto the Company's asset coverage ratio exceeds 150% (and certain other conditions are satisfied). The Credit Facility also contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining a minimum shareholders’ equity, (4) maintaining a minimum consolidated net worth, and (5) at any time the outstanding advances exceed 90% of the borrowing base, maintaining a minimum liquidity of not less than 10% of the covered debt amount.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of December 31, 2018, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At December 31, 2018, CSWC had $122.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $2.0 million and $5.2 million, respectively, for the three and nine months ended December 31, 2018. For the three and nine months ended December 31, 2017, CSWC recognized interest expense of $1.1 million and $2.7 million, respectively. The weighted average interest rate on the Credit Facility was 5.59% and 5.41%, respectively, for the three and nine months ended December 31, 2018. For the three and nine months ended December 31, 2017, the weighted average interest rate on the Credit Facility was 4.75% and 4.67%, respectively. Average borrowings for the three and nine months ended December 31, 2018 were $114.0 million and $91.9 million, respectively. For the three and nine months ended December 31, 2017, average borrowings were $58.6 million and $44.5 million, respectively. As of December 31, 2018, CSWC was in compliance with all financial covenants under the Credit Facility.

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

During the nine months ended December 31, 2018, the Company sold 785,447 December 2022 Notes for an aggregate principal amount of approximately $19.6 million at a weighted average effective yield of 5.86%. At this time, the Company does not intend to issue additional December 2022 Notes under this ATM debt distribution agreement.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of December 31, 2018, the carrying amount of the December 2022 Notes was $75.0 million on an aggregate principal amount of $77.1 million at a weighted average effective yield of 5.93%. As of December 31, 2018, the fair value of the December 2022 Notes was $76.7 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million and $3.5 million, respectively, for the three and nine months ended December 31, 2018. For both the three and nine months ended December 31, 2017, the Company recognized interest expense related to the December 2022 Notes of $0.2 million. Average borrowings for the three and nine months ended December 31, 2018 were $77.0 million and $67.8 million, respectively. Average borrowings for both the three and nine months ended December 31, 2017 were $57.5 million.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of December 31, 2018, the Company was in compliance with all covenants of the December 2022 Notes.

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

As of December 31, 2018, CSWC qualified to be taxed as a RIC. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly for the nine months ended December 31, 2018 and 2017, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Nine Months Ended December 31,
	2018	2017
Additional capital	$(1,382)	$(337)
Accumulated net investment income (loss)	5,729	4,062
Accumulated net realized gains	(4,347)	(3,725)

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the tax year ended December 31, 2018, CSWC declared quarterly dividends of $0.28 per share in March 2018, $0.89 per share ($0.29 per share in regular dividends and $0.60 per share in supplemental dividends) in June 2018, $0.44 per share ($0.34 per share in regular dividends and $0.10 per share in supplemental dividends) in September 2018, and $0.46 per share ($0.36 per share in regular dividends and $0.10 per share in supplemental dividends) in December 2018, with such dividends totaling $34.2 million, or $2.07 per share. For tax purposes, the 2018 dividends total $2.07 per share and were comprised of (1) ordinary income totaling approximately $0.739 per share, (2) long term capital gains totaling approximately $1.331 per share, and (3) qualified dividend income totaling approximately $0.121 per share. For the tax year ended December 31, 2017, we paid total dividends of $18.3 million, or $1.16 per share. For tax purposes, the 2017 dividends total $1.16 per share and were comprised of (1) ordinary income totaling approximately $0.643 per share, (2) long term capital gains totaling approximately $0.324 per share, and (3) qualified dividend income totaling approximately $0.193 per share.

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

The tax character of distributions paid for the years ended December 31, 2018 and 2017 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2018	2017
Ordinary income	$11,723	$13,149
Distributions of long term capital gains	21,625	5,101
Distributions on tax basis	$33,348	$18,250

The following reconciles net increase in assets resulting from operations to estimated RIC taxable income for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended December 31,
Reconciliation of RIC Taxable Income[1]	2018	2017
Net increase in net assets from operations	$22,560	$24,330
Net unrealized depreciation (appreciation) on investments	15,073	(10,843)
Income/gain (expense/loss) recognized for tax on pass-through entities	187	(341)
Loss recognized for tax on dispositions	464	643
Net operating (income) loss - management company and taxable subsidiary	(291)	205
Non-deductible tax expense	683	120
Other book/tax differences	98	(62)
Estimated taxable income before deductions for distributions	$38,774	$14,052

[1]
The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.

A RIC may elect to retain all or a portion of its net capital gains by designating them as a “deemed distribution” to its shareholders and paying a federal tax on the net capital gains for the benefit of its shareholders. Shareholders then report their share of the retained capital gains on their income tax returns as if it had been received and report a tax credit for tax paid on their behalf by the RIC. Shareholders then add the amount of the “deemed distribution” net of such tax to the basis of their shares. As a result of the tax reform legislation enacted on December 22, 2017 (the "Tax Reform"), the federal tax rate for deemed distributions is 21% as of January 1, 2018. For the tax years ended December 31, 2018 and 2017, we distributed all long-term capital gains and therefore had no deemed distributions to our shareholders or federal taxes incurred related to such items. "Deemed distributions" are generally reclassified from accumulated net realized gains into additional capital after our tax year ends each December 31.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual cash incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of both December 31, 2018 and March 31, 2018, CSMC had a deferred tax asset of approximately $2.3 million. As of December 31, 2018, we believe that we will be able to utilize all $2.3 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions. As a result of the Tax Reform, the corporate tax rate of CSMC is 21% as of January 1, 2018.

The following table sets forth the significant components of the deferred tax assets and liabilities as of December 31, 2018 and March 31, 2018 (amounts in thousands):

	December 31, 2018	March 31, 2018
Deferred tax asset:
Net operating loss carryforwards	$538	$487
Compensation	719	924
Pension liability	602	617
Net unrealized depreciation on investments	405	—
Other	30	22
Total deferred tax asset	2,294	2,050
Less valuation allowance	—	—
Total net deferred tax asset	2,294	2,050
Deferred tax liabilities:
Net unrealized appreciation on investments	—	(190)
Total deferred tax liabilities	—	(190)
Total net deferred tax assets (liabilities)	$2,294	$1,860

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

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended December 31, 2018, we recognized net income tax expense of $0.1 million, principally consisting of a $0.3 million accrual for excise tax on our estimated undistributed taxable income and a $0.2 million benefit relating to the Taxable Subsidiary. For the nine months ended December 31, 2018, we recognized net income tax expense of $0.7 million, principally consisting of a provision for current U.S. federal income taxes of $0.2 million, $0.7 million accrual for excise tax on our estimated undistributed taxable income and a $0.2 million benefit relating to the Taxable Subsidiary. For the three months ended December 31, 2017, we recognized a net income tax benefit of $0.4 million, principally consisting of a benefit for current U.S. federal income taxes of $0.5 million and a $0.1 million accrual for excise tax on our estimated undistributed taxable income. For the nine months ended December 31, 2017, we recognized a net income tax benefit of $0.1 million, principally consisting of a benefit for current U.S. federal income taxes of $0.2 million and a $0.1 million accrual for excise tax on our estimated undistributed taxable income.

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

The following table sets forth the significant components of income tax expense as of December 31, 2018 and 2017:

	Nine Months Ended December 31,
Components of Income Tax Expense	2018	2017
Statutory federal income tax	$55	$(73)
162(m) limitation	328	531
Excise tax	683	120
Valuation allowance	—	(1,324)
Tax related to Taxable Subsidiary	(115)	—
One time expense for Federal rate change	—	966
Prior year deferred tax true-up	—	(56)
Other	(215)	(248)
Total income tax expense	$736	$(84)

7.	SHAREHOLDERS' EQUITY

During the nine months ended December 31, 2018, the Company completed an offering of 700,000 shares of the Company's common stock at a net price of $18.90 per share. The Company issued 100,000 shares of its common stock to certain institutional investors in a direct registered offering and 600,000 shares of its common stock in a "best efforts" underwritten offering. The total net proceeds of the offerings, before expenses, was approximately $13.2 million.

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received the Exemptive Order that supersedes the Original Order and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. During the nine months ended December 31, 2018 , the Company repurchased 9,695 shares at an aggregate cost of $0.2 million and a weighted average price per share of $19.17 in connection with the vesting of restricted stock awards. During the nine months ended December 31, 2017, the Company repurchased 5,040 shares at an aggregate cost of $0.1 million and a weighted average price per share of $16.97 in connection with the vesting of restricted stock awards.

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

During the nine months ended December 31, 2018, the Company repurchased 10,452 shares at an average price of $17.72, including commissions paid. During the nine months ended December 31, 2017, the Company did not repurchase any shares of the Company's common stock under the share repurchase program. As of December 31, 2018, the Company has approximately $9.2 million available for additional repurchases under the program. The following table summarizes the Company's share repurchases under the program for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended December 31,
Repurchases of Common Stock	2018	2017
Number of shares repurchased	10,452	—
Cost of shares repurchased, including commissions	$185,217	$—
Weighted average price per share, net	$17.72	$—
Net asset value per share at prior quarter end	$18.84	N/A
Weighted average discount to prior quarter net asset value	5.9%	N/A

8.	SPIN-OFF COMPENSATION PLAN

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

The total value accretion was six percent of the aggregate appreciation in the Company’s share price from $36.16 to the combined volume-weighted average prices of both CSWC and CSWI stock as of December 29, 2015. The cash component of the Spin-off Compensation Plan was the difference between the total value accretion and the aggregate value of the awardee’s restricted common stock and non-qualified option awards under the Spin-off Compensation Plan. The total cash liabilities for three participants under the plan totaled $6.1 million. The final payment of $1.4 million was fully vested on December 29, 2017, and was subsequently paid out in January 2018. As of December 31, 2018, there is no remaining unrecognized expense related to the Spin-off Compensation Plan.

During the three and nine months ended December 31, 2018, we did not recognize any expense related to the Spin-off Compensation Plan. During the three and nine months ended December 31, 2017, we recognized the cash component of spin-off compensation expense of $0.2 million and $0.5 million, respectively, which represented the cash component of spin-off compensation for our current employee. During the three and nine months ended December 31, 2017, we also recorded $0.2 million and $0.5 million, respectively, directly to additional capital for the cash component of the spin-off compensation related to one of the two employees who transferred to CSWI.

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

The vesting terms for restricted stock awards previously granted under the Spin-off Compensation Plan are as follows: (1) one-third on December 29, 2015; (2) one-third on December 29, 2016; and (3) one-third on December 29, 2017, subject to accelerated vesting as described above. As of December 31, 2018, there is no remaining unrecognized expense related to the Spin-off Compensation Plan.

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

The following table summarizes the restricted stock available for issuance for the nine months ended December 31, 2018:

Restricted stock available for issuance as of March 31, 2018	9,777
Additional restricted stock approved under the plan	850,000
Restricted stock granted during the nine months ended December 31, 2018	(204,400)
Restricted stock forfeited during the nine months ended December 31, 2018	2,250
Restricted stock available for issuance as of December 31, 2018	657,627

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

For the three months ended December 31, 2018 and 2017, we recognized total share based compensation expense of $0.6 million and $0.5 million, respectively, related to the restricted stock issued to our employees and officers. For the nine months ended December 31, 2018 and 2017, we recognized total share based compensation expense of $1.5 million and $1.2 million, respectively, related to the restricted stock issued to our employees and officers.

As of December 31, 2018, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $7.5 million, which will be amortized over the weighted-average vesting period of approximately 3.0 years. Subsequent to the Share Distribution, the compensation expense related to non-vested awards held by employees who are now employed by CSWI is recorded by CSWI.

The following table summarizes the restricted stock outstanding as of December 31, 2018:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2018	372,163	$15.82	2.9
Granted	204,400	19.19	3.9
Vested	(118,911)	15.68	—
Forfeited	(2,250)	15.60	—
Unvested at December 31, 2018	455,402	$17.37	3.0

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

At September 30, 2015, in connection with the Share Distribution, we entered into the Employee Matters Agreement, which provided that each option to acquire CSWC common stock that was outstanding immediately prior to September 30, 2015, would be converted into both an option to acquire post-Share Distribution CSWC common stock and an option to acquire CSWI common stock and would be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the Share Distribution. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of CSWC subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all CSWC employees. We compared the fair market value of our stock options on the day of the Share Distribution with the combined fair value of our stock options and CSWI stock options the day after the completion of the Share Distribution. The distribution-related adjustments did not have an impact on compensation expense for the three and nine months ended December 31, 2018 and 2017.

On August 22, 2017, we received the Exemptive Order from the SEC that supersedes the Original Order and, in addition to the relief granted under the Original Order, allows us to withhold shares of our common stock to satisfy the exercise of options to purchase shares of our common stock granted pursuant to the 2009 Plan.

At December 31, 2018, there are options to acquire 5,975 shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Plan or request shareholders’ approval of additional stock options to be added under the 2009 Plan.

The following table summarizes activity in the 2009 Plan as of December 31, 2018, including adjustments in connection with the Share Distribution:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
2009 Plan
Balance at March 31, 2017	206,364	$11.12
Granted	—	—
Exercised	(10,756)	11.66	$58,081
Canceled/Forfeited	—	—
Balance at March 31, 2018	195,608	11.09
Granted	—	—
Exercised	(189,633)	11.09	$1,503,916
Canceled/Forfeited	—	—
Balance at December 31, 2018	5,975	$11.00

	Weighted Average	Aggregate
	Remaining Contractual	Intrinsic
December 31, 2018	Term	Value
Outstanding	5.2 years	$49,115
Exercisable	0.0 years	$—

We recognize compensation cost using the straight-line method for all share-based payments. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for the three months ended December 31, 2018 and 2017, we recognized stock option compensation expense of $10.6 thousand and $48.0 thousand, respectively related to the stock options held by our employees and officers. For the nine months ended December 31, 2018 and 2017, we recognized stock option compensation expense of $31.7 thousand and $96.0 thousand, respectively, related to the stock options held by our employees and officers. As of December 31, 2018, the total remaining unrecognized compensation cost related to non-vested stock options was $7.0 thousand, which will be amortized over the weighted-average vesting period of approximately 0.2 years.

At December 31, 2018, the exercise price of outstanding options was $11.53 per share and the weighted-average remaining contractual term of outstanding options was 5.2 years. There were no shares of common stock exercisable under the 2009 Plan at December 31, 2018. During the quarter ended December 31, 2018, no options became exercisable and 5,975 options were exercised with an average exercise price of $11.66 per share. During the quarter ended December 31, 2017, 57,322 options became exercisable and no options were exercised.

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

There are currently 24,000 individual cash incentive awards outstanding as of December 31, 2018 and the liability for individual cash incentive awards was $0.1 million at December 31, 2018. During the nine months ended December 31, 2018, payments in the amount of $0.2 million were paid to vested employees. As of December 31, 2018, there is no remaining unrecognized compensation expense related to individual cash incentive awards.

There were no individual cash incentive awards granted during the nine months ended December 31, 2018.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Vesting Term
Individual Cash Incentive Awards	Shares	Price Per Share	(in Years)
Unvested at March 31, 2018	48,000	$47.03	0.6
Granted	—	—	—
Vested	(24,000)	43.80	—
Forfeited or expired	—	—	—
Unvested at December 31, 2018	24,000	$50.25	0.2

10.	OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended December 31, 2018 and 2017, we made matching contributions of approximately $20.7 thousand and $15.9 thousand, respectively. During the nine months ended December 31, 2018 and 2017, we made matching contributions of approximately $108.5 thousand and $89.8 thousand, respectively.

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

The balances of unused commitments to extend financing as of December 31, 2018 and March 31, 2018 were as follows (amounts in thousands):

		December 31,	March 31,
Portfolio Company	Investment Type	2018	2018
I-45 SLF LLC	Equity Investment	$3,200	$3,200
Adams Publishing Group, LLC	Delayed Draw Term Loan	1,731	—
American Nuts Operations LLC	Term Loan C	438	—
ASC Ortho Management Company, LLC	Revolving Loan	1,500	—
Clickbooth.com, LLC	Revolving Loan	2,000	2,000
Danforth Advisors, LLC	Revolving Loan	1,000	—
Dynamic Communities, LLC	Revolving Loan	500	—
Environmental Pest Service Management Company, LLC	Delayed Draw Term Loan	1,849	—
Fast Sandwich, LLC	Revolving Loan	4,150	—
ITA Holdings Group, LLC	Revolving Loan	450	2,000
LGM Pharma, LLC	Delayed Draw Term Loan	400	900
Prism Spectrum Holdings, LLC	Revolving Loan	—	1,500
Roseland Management, LLC	Revolving Loan	2,000	—
Zenfolio Inc.	Revolving Loan	2,000	2,000
Total unused commitments to extend financing		$21,218	$11,600

Included within the total revolving and delayed draw loan commitments as of December 31, 2018 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2018, the Company had $3.4 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2019. As of December 31, 2018, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

12.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During both the three months ended December 31, 2018 and 2017, we received management and other fees from certain of our portfolio companies totaling $0.1 million, which were recognized as Fees and other income on the Consolidated Statements of Operations. During both the nine months ended December 31, 2018 and 2017, we received management and other fees from certain of our portfolio companies totaling $0.3 million, which were recognized as Fees and other income on the Consolidated Statement of Operations. Additionally, as of December 31, 2018 and March 31, 2018, we had dividends receivable from I-45 SLF LLC of $2.5 million and $2.2 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

13.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and nine months ended December 31, 2018 and 2017 (share amounts presented in thousands).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Per Share Data:	2018	2017	2018	2017
Investment income[1]	$0.81	$0.56	$2.27	$1.57
Operating expenses[1]	(0.41)	(0.29)	(1.21)	(0.83)
Income taxes[1]	(0.01)	0.02	(0.04)	0.01
Net investment income[1]	0.39	0.29	1.02	0.75
Net realized gain[1]	0.11	0.04	1.26	0.09
Net unrealized (depreciation) appreciation on investments, net of tax[1]	(0.25)	0.31	(0.91)	0.68
Total increase from investment operations	0.25	0.64	1.37	1.52
Dividends to shareholders	(0.46)	(0.26)	(1.79)	(0.71)
Spin-off Compensation Plan distribution, net of tax	—	(0.03)	—	(0.04)
Exercise of employee stock options[2]	—	—	(0.12)	—
Issuance of restricted stock[1,3]	(0.23)	(0.18)	(0.24)	(0.19)
Share based compensation expense	0.04	0.03	0.09	0.08
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.01)	(0.01)	(0.01)	(0.01)
Repurchase of common stock	(0.01)	—	(0.01)	—
Other[4]	0.01	(0.01)	0.06	(0.01)
(Decrease) increase in net asset value	(0.41)	0.18	(0.65)	0.64
Net asset value
Beginning of period	18.84	18.26	19.08	17.80
End of period	$18.43	$18.44	$18.43	$18.44

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[5]	2.27%	1.60%	6.45%	4.57%
Ratio of net investment income to average net assets[5]	2.13%	1.58%	5.43%	4.14%
Portfolio turnover	4.40%	10.64%	22.04%	24.31%
Total investment return[5,6]	3.69%	(1.87)%	23.80%	2.06%
Total return based on change in NAV[5,7]	0.27%	2.41%	5.97%	7.58%

Per share market value at the end of the period	$19.22	$16.55	$19.22	$16.55
Weighted-average common shares outstanding	17,120	16,105	16,541	16,042
Weighted-average fully diluted shares outstanding	17,123	16,176	16,544	16,109
Common shares outstanding at end of period	17,233	16,187	17,233	16,187

[1]	Based on weighted average of common shares outstanding for the period.

[2]	Net decrease is due to the exercise of employee stock options at prices less than beginning of period NAV.

[3]	Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

[4]
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

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

14.	SIGNIFICANT SUBSIDIARIES

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

At December 31, 2018, the value of Media Recovery, Inc. represented 9.4% of our total assets. Below is certain selected key financial data from its Balance Sheet at December 31, 2018 and March 31, 2018 and Income Statement for the three and nine months ended December 31, 2018 and 2017 (amounts in thousands).

	December 31, 2018	March 31, 2018
Current Assets	$7,861	$8,391
Non-Current Assets	23,693	24,727
Current Liabilities	2,321	2,559
Non-Current Liabilities	1,715	2,228

	Three months ended		Nine months ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Revenue	$5,190	$4,818	$16,329	$16,060
Income (loss) from continuing operations	443	173	1,556	1092
Net income	443	173	1,556	1092

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street Capital to form I-45 SLF LLC. I-45 SLF LLC began investing in UMM syndicated senior secured loans during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF LLC totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street Capital. Approximately $81.0 million was funded as of December 31, 2018, relating to these commitments, of which $64.8 million was from CSWC. As of December 31, 2018, CSWC has unfunded equity commitments outstanding of $3.2 million. CSWC owns 80% of I-45 SLF LLC and has a profits interest of 75.6%, while Main Street Capital owns 20% and has a profits interest of 24.4%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital.

As of December 31, 2018 and March 31, 2018, I-45 SLF LLC had total assets of $248.6 million and $233.4 million, respectively. I-45 SLF LLC had approximately $238.7 million and $220.8 million of credit investments at fair value as of December 31, 2018 and March 31, 2018, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of December 31, 2018, approximately $12.3 million of the credit investments were unsettled trades. During the three months ended December 31, 2018, I-45 SLF declared a total dividend of $3.2 million of which $2.5 million was paid to CSWC in January 2019.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. This facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. Under the I-45 credit facility, $154.0 million has been drawn as of December 31, 2018.

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of December 31, 2018 and March 31, 2018:

I-45 SLF LLC Loan Portfolio as of December 31, 2018

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%)	$7,423,434	$7,293,780	$7,404,875
Allen Media, LLC	Media, marketing & entertainment	First Lien	8/30/2023	L+6.50% (Floor 1.00%)	5,714,286	5,557,571	5,550,000
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,662,500	2,640,145	2,649,188
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	6,982,884	6,717,118	5,830,708
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	2,067,558	2,040,942	1,858,942
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,689,570	4,663,655	4,455,092
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,847,400	6,817,650	6,659,096
Signify Health, LLC	Healthcare services	First Lien	10/23/2024	L+4.50% (Floor 1.00%)	5,161,000	5,116,486	5,186,805
CMN.com, LLC	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	9,431,480	9,339,234	9,407,902
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.00% (Floor 1.00%)	8,002,967	7,997,173	7,922,938
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2023	L+5.50%	5,000,000	4,950,000	4,975,000
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	6,650,000	6,592,795	6,469,885
The Hoover Group, Inc.	Energy services (Midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	6,453,242	6,342,932	6,066,048
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,256,250	6,144,718	6,178,047
iEnergizer Limited	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	7,854,405	7,822,773	7,864,223
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000,000	2,966,250	2,730,000
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,947,500	2,926,458	2,925,394

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	4,851,424	4,752,088	4,851,424
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	3,857,142	3,820,717	3,852,321
Isagenix International, LLC	Healthcare products	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	2,089,287	2,070,015	2,031,831
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	3,333,333	3,300,013	3,315,283
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,940,000	7,871,044	7,459,630
Lift Brands, Inc.	Consumer services	First Lien	4/16/2023	L+7.00% (Floor 1.00%)	4,962,500	4,907,275	4,848,362
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/22/2024	L+5.75% (Floor 1.00%)	6,032,375	5,986,435	5,972,051
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,737,500	6,688,525	6,431,516
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/28/2022	L+7.00% (Floor 1.00%)	4,119,318	4,019,284	3,995,738
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25%	5,000,000	4,903,148	5,000,000
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,906,250	2,862,095	2,833,594
New Era Technology, Inc.[3]	Software & IT services	First Lien	6/22/2023	L+6.50% (Floor 1.00%)	4,082,331	4,015,882	4,061,918
		Delayed Draw	6/22/2023	L+6.50% (Floor 1.00%)	—	(5,113)	—
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	9,335,506	9,319,137	9,265,490
Nomad Buyer, Inc.	Healthcare services	First Lien	8/1/2025	L+5.00%	2,992,500	2,822,161	2,835,394
Novetta Solutions, LLC	Software & IT services	First Lien	10/16/2022	L+5.00% (Floor 1.00%)	4,959,652	4,835,660	4,835,660
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,410,633	6,384,734	6,250,367
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,872,377	4,843,812	4,799,291
PT Network, LLC	Healthcare products	First Lien	11/30/2021	L+5.50% (Floor 1.00%)	4,369,332	4,369,332	4,311,220
STL Parent Corp. (American Railcar)	Transportation & logistics	First Lien	12/5/2022	L+7.00%	4,000,000	3,861,829	3,880,000

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Tacala, LLC	Consumer products & retail	Second Lien	1/30/2026	L+7.00%	3,000,000	2,986,520	2,902,500
Teleguam Holdings , LLC	Telecommunications	Second Lien	4/12/2024	L+8.50% (Floor 1.00%)	2,000,000	1,968,125	2,012,500
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.75% (Floor 1.00%)	7,626,019	7,575,075	7,587,889
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,806,437	4,774,036	4,652,631
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500,000	2,468,344	2,425,000
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,910,038	4,877,437	4,928,450
Turning Point Brands, Inc.	Consumer products & retail	Second Lien	3/7/2024	L+7.00%	3,000,000	2,972,653	3,030,000
UniTek Global Services, Inc.	Telecommunications	First Lien	8/27/2023	L+5.50% (Floor 1.00%)	2,493,750	2,470,050	2,470,050
		Delayed Draw	8/27/2023	L+5.50% (Floor 1.00%)	498,750	496,380	496,380
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	6,844,420	6,773,367	6,426,910
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,562,500	4,546,623	4,479,805
Wireless Vision Holdings, LLC[4]	Telecommunications	First Lien	9/29/2022	L+8.50% (Floor 1.00%)	7,909,548	7,788,797	7,431,020
YS Garments, LLC	Retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,968,750	4,921,701	4,919,062

Total Investments						$242,176,861	$238,727,430

[1]
Represents the interest rate as of December 31, 2018. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.

[2]
Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

[3]	The investment has approximately $0.3 million in an unfunded delayed draw commitment as of December 31, 2018.

[4]	The investment is structured as a first lien last out term loan.

I-45 SLF LLC Loan Portfolio as of March 31, 2018

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%)	$7,568,046	$7,413,688	$7,700,487
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,775,000	2,746,293	2,761,125
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	7,287,370	6,938,866	7,285,548
Ansira Holdings, Inc.[3]	Business services	First Lien	12/20/2022	L+6.50% (Floor 1.00%)	3,878,182	3,847,470	3,868,486
		Delayed Draw	12/20/2022	L+6.50% (Floor 1.00%)	315,316	310,799	314,527
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	3,557,227	3,503,722	3,552,781
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,836,742	4,801,504	4,498,170
Beaver-Visitec International Holdings, Inc.	Healthcare products	First Lien	8/21/2023	L+5.00% (Floor 1.00%)	4,925,000	4,886,584	4,949,625
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,899,937	6,863,761	6,775,739
Chloe Ox Parent, LLC (Censeo Health)	Healthcare services	First Lien	12/31/2024	L+5.00% (Floor 1.00%)	5,200,000	5,149,500	5,265,000
CMN.com, LLC	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	8,742,126	8,645,306	8,742,126
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	8,002,967	7,995,112	8,002,967
Go Wireless Holdings, Inc.	Retail	First Lien	12/31/2024	L+6.50% (Floor 1.00%)	6,912,500	6,845,573	6,903,859
Highline Aftermarket Acquisition, LLC	Automobile	First Lien	3/17/2024	L+4.25% (Floor 1.00%)	2,856,595	2,844,340	2,860,166
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,500,000	6,370,152	6,370,152
iEnergizer Limited	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	6,550,375	6,421,048	6,558,563
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000,000	2,960,563	2,760,000
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,970,000	2,945,028	2,957,021
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	4,888,924	4,768,810	4,888,924

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
iPayment Holdings, Inc.	Financial services	First Lien	4/11/2023	L+5.00% (Floor 1.50%)	4,987,500	4,987,500	5,049,844
KeyPoint Government Solutions, Inc.	Business services	First Lien	4/18/2024	L+6.00% (Floor 1.00%)	4,750,000	4,708,981	4,750,000
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/22/2024	L+5.75% (Floor 1.00%)	4,528,716	4,484,992	4,551,360
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,868,750	6,810,137	6,854,429
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/23/2022	L+7.00% (Floor 1.00%)	4,374,999	4,254,636	4,506,249
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,962,500	2,911,071	2,973,609
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	8,822,598	8,799,522	8,880,518
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	4,960,013	4,938,405	5,022,013
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,925,000	4,889,928	4,900,375
Polycom, Inc.	Telecommunications	First Lien	9/27/2023	L+5.25% (Floor 1.00%)	5,234,833	5,234,833	5,287,182
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	3,860,938	3,859,187	3,860,938
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	398,614	405,000
PT Network, LLC[4]	Healthcare products	First Lien	11/30/2021	L+6.50% (Floor 1.00%)	4,425,133	4,425,133	4,425,133
Redwood Ahead Acquisition, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	2,811,484	2,767,547	2,829,056
Solaray, LLC[5]	Consumer services	First Lien	9/8/2023	L+6.50% (Floor 1.00%)	6,308,205	6,263,089	6,308,205
		Delayed Draw	9/8/2023	L+6.50% (Floor 1.00%)	1,784,890	1,768,866	1,784,890
Tacala, LLC	Consumer products & retail	Second Lien	1/31/2026	L+7.00%	3,000,000	2,985,089	3,063,765
Teleguam Holdings , LLC	Telecommunications	Second Lien	4/12/2024	L+8.50% (Floor 1.00%)	2,000,000	1,963,812	2,015,000
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.25% (Floor 1.00%)	7,776,019	7,715,978	7,834,339
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,952,674	4,911,727	4,952,674

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
TGP Holdings III LLC[6]	Durable consumer goods	First Lien	9/25/2024	L+5.00% (Floor 1.00%)	1,720,169	1,701,604	1,736,296
		Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500,000	2,464,804	2,537,500
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,947,519	4,908,622	4,935,150
Turning Point Brands, Inc.	Consumer products & retail	Second Lien	3/7/2024	L+7.00% (Floor 1.00%)	3,000,000	2,970,120	3,060,000
UniTek Global Services, Inc.	Telecommunications	First Lien	1/13/2019	L+8.50% (Floor 1.00%)	4,584,809	4,584,809	4,584,809
US Joiner Holding Company (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	4,459,182	4,425,102	4,436,886
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	7,643,991	7,550,843	7,441,425
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,750,000	4,730,480	4,804,934

Total Investments						$218,673,550	$220,806,845

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

Below is certain summarized financial information for I-45 SLF LLC as of December 31, 2018 and March 31, 2018 and for the three and nine months ended December 31, 2018 and December 31, 2017 (amounts in thousands):

	December 31, 2018	March 31, 2018
Selected Balance Sheet Information:
Investments, at fair value (cost $242,177 and $218,674)	$238,727	$220,807
Cash and cash equivalents	6,406	9,317
Due from broker	995	330
Deferred financing costs and other assets	1,739	2,111
Interest receivable	691	813
Total assets	$248,558	$233,378

Senior credit facility payable	$154,000	$143,000
Payable for unsettled transactions	12,307	3,213
Other liabilities	3,491	3,119
Total liabilities	$169,798	$149,332
Members’ equity	78,760	84,046
Total liabilities and members' equity	$248,558	$233,378

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Selected Statement of Operations Information:
Total revenues	$5,413	$4,305	$15,434	$12,605
Total expenses	(2,216)	(1,643)	(6,346)	(4,838)
Net investment income	3,197	2,662	9,088	7,767
Net unrealized depreciation	(4,316)	(512)	(5,583)	(573)
Net realized gains	118	532	389	1,471
Net increase in members’ equity resulting from operations	$(1,001)	$2,682	$3,894	$8,665

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Nine Months Ended December 31, 2018
(amounts in thousands)

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2018	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2018
Control Investments
I-45 SLF LLC	80% LLC equity interest	$6,941	$67,113	$—	$—	$—	$(3,996)	$63,117

Prism Spectrum Holdings, LLC	First lien	902	4,241	8,976	—	—	96	13,313
	Revolving loan	81	490	1,476	(2,000)	34	—	—
	96,498.32 Class A units	—	1,692	4,847	—	—	(504)	6,035

Media Recovery, Inc.	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock	720	6,371	—	—	—	892	7,263
	4,000,002 shares common stock	1,693	36,751	—	—	—	5,149	41,900

TitanLiner, Inc.	1,189,609 shares Series B convertible preferred stock (6% PIK)	29	11,362	29	(9,868)	6,913	(8,436)	—
	339,277 shares Series A convertible preferred stock	—	11,928	—	(14,910)	11,706	(8,724)	—
Total Control Investments		$10,366	$139,948	$15,328	$(26,778)	$18,653	$(15,523)	$131,628

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2018	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2018
Affiliate Investments
Chandler Signs, LLC	Senior subordinated debt (12.00% cash)	$457	$4,376	$46	$—	$—	$(60)	$4,362
	1,500,000 units of Class A-1 common stock	—	1,934	—	—	—	(660)	1,274

Dynamic Communities, LLC	First lien	564	—	10,994	(70)	—	72	10,996
	Revolving loan	1	—	(5)	—	—	5	—
	2,000,000 Preferred units	—	—	2,000	—	—	849	2,849

Elite SEM, Inc.	First lien	1,083	17,500	2,446	(20,102)	77	79	—
	1,443 Preferred units; 1,443 Class A Common units	82	1,879	716	(2,508)	—	(87)	—

ITA Holdings Group, LLC	First lien	836	9,314	25	(178)	—	(100)	9,061
	First lien - Term Loan B	121	—	1,964	(25)	—	(19)	1,920
	Revolving loan	66	—	2,767	(250)	—	(38)	2,479
	Delayed draw term loan	129	1,470	3	(19)	—	(15)	1,439
	9.25% Class A membership interest	—	1,500	—	—	—	(221)	1,279

Roseland Management, LLC	First lien	154	—	10,321	—	—	—	10,321
	Revolving loan	1	—	(34)	—	—	34	—
	10,000 Class A Units	—	—	1,000	—	—	—	1,000

SIMR, LLC	First lien	447	—	11,468	—	—	80	11,548
	5,724,000 Class B Common units	—	—	5,724	—	—	—	5,724

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2018	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2018
Zenfolio Inc.	First lien	1,266	13,325	40	(101)	—	(626)	12,638
	Revolving loan	11	—	3	—	—	(3)	—
	190 shares of common stock	—	1,900	—	—	—	(924)	976

Total Affiliate Investments		$5,218	$53,198	$49,478	$(23,253)	$77	$(1,634)	$77,866
Total Control & Affiliate Investments		$15,584	$193,146	$64,806	$(50,031)	$18,730	$(17,157)	$209,494

(1)	The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.

(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories, respectively.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the nine months ended December 31, 2018 and 2017, the ratio of our annualized third quarter operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 2.88% and 3.57%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2018 and March 31, 2018, our investment portfolio at fair value represented approximately 94.8% and 94.2%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value of our investments and our valuation procedures, consistent with the 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of December 31, 2018 and March 31, 2018 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2018, we had one investment on non-accrual status and past due on its contractual payment obligation.

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

In August 2018, the SEC issued the Final Rule Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The final rule was effective on November 5, 2018. The Company adopted these disclosure updates in the quarter ended December 31, 2018. The disclosure updates impacted the presentation of the consolidated financial statements by requiring the presentation of the total, rather than the components of the distributable earnings on the Consolidated Balance Sheet. Additionally, the Company updated the Consolidated Statement of Changes in Net Assets for the new interim reporting requirement to disclose the current and comparative year-to-date periods, including subtotals for each interim periods. Management does not consider the impact of these disclosure updates to be material to the consolidated financial statements.

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

The total value of our investment portfolio was $496.7 million as of December 31, 2018, as compared to $393.1 million as of March 31, 2018. As of December 31, 2018, we had investments in 36 portfolio companies with an aggregate cost of $454.6 million. As of March 31, 2018, we had investments in 30 portfolio companies with an aggregate cost of $335.4 million.

As of December 31, 2018 and March 31, 2018, approximately $333.4 million, or 95.1%, and $220.3 million, or 92.1%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 87.7% and 94.2%, respectively, were subject to contractual minimum interest rates. As of December 31, 2018 and March 31, 2018, approximately $17.3 million, or 4.9%, and $18.8 million, or 7.9%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of December 31, 2018 and March 31, 2018 (excluding our investment in I-45 SLF LLC):

	As of December 31, 2018
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	25	10
Fair value	$352,198	$81,425
Cost	$306,920	$82,929
% of portfolio at cost - debt	87.4%	100.0%
% of portfolio at cost - equity	12.6%	0.0%
% of debt investments at cost secured by first lien	75.8%	82.2%
Weighted average annual effective yield (b)(c)	11.9%	10.4%
Weighted average EBITDA (c)	$9,283	$71,064
Weighted average leverage through CSWC security (c)(d)	3.2x	3.8x

(a)	At December 31, 2018, we had equity ownership in approximately 72.0% of our LMM investments.

(b)
The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of December 31, 2018, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of December 31, 2018, there was one investment on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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

(b)
The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of March 31, 2018, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of March 31, 2018, there were no investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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

As of December 31, 2018 and March 31, 2018, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Fair Value	Total Portfolio	Cost	Total Portfolio

December 31, 2018:
First lien loans[1]	$300,305	60.5%	$300,797	66.2%
Second lien loans[2]	36,120	7.3	35,953	7.9
Subordinated debt	14,260	2.9	14,435	3.2
Preferred equity	16,585	3.3	7,834	1.7
Common equity & warrants	66,353	13.3	30,830	6.8
I-45 SLF LLC[2]	63,117	12.7	64,800	14.2
	$496,740	100.0%	$454,649	100.0%

March 31, 2018:
First lien loans	$197,110	50.1%	$194,820	58.1%
Second lien loans	23,229	5.9	23,092	6.9
Subordinated debt	18,783	4.8	18,885	5.6
Preferred equity	36,545	9.3	16,666	5.0
Common equity & warrants	50,315	12.8	17,134	5.1
I-45 SLF LLC[3]	67,113	17.1	64,800	19.3
	$393,095	100.0%	$335,397	100.0%

[1]
Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of December 31, 2018 and March 31, 2018, the fair value of the first lien last out loans are $22.7 million and $26.9 million, respectively.

[2]
Included in second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of December 31, 2018 and March 31, 2018, the fair value of the split lien term loans are $18.3 million and $0, respectively.

[3]
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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of December 31, 2018 and March 31, 2018:

	As of December 31, 2018
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$39,307	11.2%
2	296,006	84.4
3	15,372	4.4
4	—	—
Total	$350,685	100.0%

	As of March 31, 2018
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$8,194	3.4%
2	217,989	91.2
3	12,939	5.4
4	—	—
Total	$239,122	100.0%

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

As of December 31, 2018, we had one debt investment on non-accrual status, which comprised of approximately 1.7% of our total investment portfolio's fair value and approximately 2.0% of its cost. As of March 31, 2018, we did not have any investments on non-accrual status.

Investment Activity

During the nine months ended December 31, 2018, we made new debt investments in 11 portfolio companies totaling $148.4 million, follow-on debt investments in seven portfolio companies totaling $29.8 million, and equity investments in three existing and six new portfolio company totaling $18.9 million. We received contractual principal repayments totaling approximately $7.5 million and full prepayments of approximately $29.1 million from seven portfolio companies. In addition, we received proceeds from sales of investments totaling $63.3 million and recognized realized gains on those sales totaling $20.4 million.

During the nine months ended December 31, 2017, we made new debt investments in 12 portfolio companies totaling $127.4 million, follow-on debt investments in two portfolio company totaling $6.2 million, and equity investments in one existing and five new portfolio companies totaling $6.6 million. We also funded $4.0 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $9.3 million and full prepayments of approximately $67.6 million from 12 portfolio companies.

Total portfolio investment activity for the nine months ended December 31, 2018 and 2017 was as follows (dollars in thousands):

				Preferred &
	First Lien	Second Lien	Subordinated	Common	I-45 SLF,
Nine months ended December 31, 2018	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$197,110	$23,229	$18,783	$86,860	$67,113	$393,095
New investments	157,076	21,159	—	18,853	—	197,088
Proceeds from sales of investments	(28,805)	—	—	(34,490)	—	(63,295)
Principal repayments received	(23,545)	(8,500)	(4,600)	—	—	(36,645)
PIK interest earned	—	50	35	170	—	255
Accretion of loan discounts	929	79	46	—	—	1,054
Realized gain	323	73	69	20,331	—	20,796
Unrealized gain (loss)	(2,783)	30	(73)	(8,786)	(3,996)	(15,608)
Fair value, end of period	$300,305	$36,120	$14,260	$82,938	$63,117	$496,740
Weighted average yield on debt investments at end of period						11.56%
Weighted average yield on total investments at end of period						11.08%

				Preferred &
	First Lien	Second Lien	Subordinated	Common	I-45 SLF,
Nine months ended December 31, 2017	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$107,817	$47,176	$12,453	$56,039	$63,395	$286,880
New investments	109,442	9,765	14,405	6,630	4,000	144,242
Proceeds from sales of investments	—	—	—	(104)	—	(104)
Principal repayments received	(39,587)	(29,179)	(8,100)	—	—	(76,866)
PIK interest earned	—	—	—	215	—	215
Accretion of loan discounts	478	75	39	—	—	592
Realized gain	796	437	114	104	—	1,451
Unrealized gain (loss)	269	87	(46)	10,638	(238)	10,710
Fair value, end of period	$179,215	$28,361	$18,865	$73,522	$67,157	$367,120
Weighted average yield on debt investments at end of period						10.95%
Weighted average yield on total investments at end of period						10.55%

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of three elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized gain on investments before income tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized (depreciation) appreciation on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost. It should be noted that the “Net realized gain on investments before income tax” and “Net unrealized (depreciation) appreciation on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs.

Comparison of three months ended December 31, 2018 and December 31, 2017

	Three Months Ended
	December 31,		Net Change
	2018	2017	Amount	%
	(in thousands)
Total investment income	$13,871	$9,019	$4,852	53.8%
Interest expense	(3,347)	(1,275)	(2,072)	162.5%
Other operating expenses	(3,748)	(3,443)	(305)	8.9%
Income before taxes	6,776	4,301	2,475	57.5%
Income tax expense	101	(362)	463	(127.9)%
Net investment income	6,675	4,663	2,012	43.1%
Net realized gain on investments before income tax	1,883	617	1,266	205.2%
Net unrealized (depreciation) appreciation on investments, net of tax	(4,238)	4,963	(9,201)	(185.4)%
Net increase in net assets from operations	$4,320	$10,243	$(5,923)	(57.8)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended December 31, 2018, Capital Southwest reported investment income of $13.9 million, a $4.9 million, or 53.8%, increase as compared to the three months ended December 31, 2017. The increase was primarily due to a $4.5 million, or 81.1%, increase in interest income from our debt investments due to a 42.0% increase in the cost basis of our debt investments from $320.1 million to $454.6 million year over year in addition to an increase in the weighted average yield on debt investments from 10.95% to 11.56% year over year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended December 31, 2018, our total interest expense was $3.3 million, an increase of $2.1 million as compared to the total interest expense of $1.3 million for the three months ended December 31, 2017. The increase was primarily attributable to an increase of $55.4 million in average borrowings on our Credit Facility during the three months ended December 31, 2018 as compared to the three months ended December 31, 2017, as well as an increase of $19.6 million in December 2022 Notes outstanding.

Salaries, General and Administrative Expenses

For the three months ended December 31, 2018, our total employee compensation expense (including both cash and share-based compensation) was $2.6 million, an increase of $0.1 million, or 3.1%, as compared to the total employee compensation expense of $2.5 million for the three months ended December 31, 2017. The increase was primarily due to an increase in headcount, offset by a decrease due to the vesting of the Spin-Off Compensation Plan. For the three months ended December 31, 2018, our total general and administrative expense was $1.1 million, an increase of $0.2 million, or 25.0%, as compared to the total general and administrative expense of $0.9 million for the three months ended December 31, 2017. The increase was primarily due to an increase in board-related expenses due to the addition of a new board member.

Net Investment Income

For the three months ended December 31, 2018, income before taxes increased by $2.5 million, or 57.5%. Net investment income increased from the prior year period by $2.0 million, or 43.1%, to $6.7 million as a result of a $4.9 million increase in total investment income, offset by a $0.5 million increase in income tax expense and a $2.1 million increase in interest expense.

Increase in Net Assets from Operations

During the three months ended December 31, 2018, we recognized realized gains totaling $1.9 million, which consisted of gains on the full repayments of one control and two non-control/non-affiliate investments and the sale of one non-control/non-affiliate equity investment.

In addition, during the three months ended December 31, 2018, we recorded net unrealized depreciation on investments totaling $4.2 million, consisting primarily of net unrealized depreciation on our current portfolio of $2.4 million, the reversal of $2.0 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.2 million. Net unrealized depreciation on our current portfolio included unrealized losses on I-45 SLF LLC of $3.2 million, American Nuts Operations LLC of $1.3 million and Zenfolio Inc. of $1.2 million, offset by unrealized gains on Media Recovery, Inc. of $4.3 million and Dynamic Communities, LLC of $0.9 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the three months ended December 31, 2017, we recognized realized gains totaling $0.6 million, which consisted of gains on the partial repayments of three non-control/non-affiliate investments and full repayments of four non-control/non-affiliate investments.

In addition, during the three months ended December 31, 2017, we recorded net unrealized appreciation on investments totaling $5.0 million, consisting of net unrealized appreciation on our current portfolio of $5.4 million, the reversal of $0.3 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.1 million. Net unrealized appreciation on our current portfolio included unrealized gains on TitanLiner, Inc. of $4.5 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

Comparison of nine months ended December 31, 2018 and December 31, 2017

	Nine Months Ended
	December 31,		Net Change
	2018	2017	Amount	%
	(in thousands)
Total investment income	$37,572	$25,252	$12,320	48.8%
Interest expense	(8,829)	(2,924)	(5,905)	201.9%
Other operating expenses	(11,170)	(10,376)	(794)	7.7%
Income before taxes	17,573	11,952	5,621	47.0%
Income tax (benefit) expense	736	(84)	820	(976.2)%
Net investment income	16,837	12,036	4,801	39.9%
Net realized gain on investments before income tax	20,796	1,451	19,345	1,333.2%
Net unrealized (depreciation) appreciation on investments, net of tax	(15,073)	10,843	(25,916)	(239.0)%
Net increase in net assets from operations	$22,560	$24,330	$(1,770)	(7.3)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the nine months ended December 31, 2018, Capital Southwest reported investment income of $37.6 million, a $12.3 million, or 48.8%, increase as compared to the nine months ended December 31, 2017. The increase was primarily due to an $11.7 million, or 76.3%, increase in interest income from our debt investments due to a 42.0% increase in the cost basis of our debt investments from $320.1 million to $454.6 million year over year in addition to an increase in the weighted average yield on debt investments from 10.95% to 11.56% year over year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the nine months ended December 31, 2018, our total interest expense was $8.8 million, an increase of $5.9 million as compared to the total interest expense of $2.9 million for the nine months ended December 31, 2017. The increase was primarily attributable to an increase of $47.4 million in average borrowings on our Credit Facility during the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017, as well as an increase of $19.6 million in December 2022 Notes outstanding.

Salaries, General and Administrative Expenses

For the nine months ended December 31, 2018, our total employee compensation expense (including both cash and share-based compensation) was $7.4 million, an increase of $0.5 million, or 8.2%, as compared to the total employee compensation expense of $6.9 million for the nine months ended December 31, 2017. The increase was primarily due to an increase in headcount. For the nine months ended December 31, 2018, our total general and administrative expense was $3.7 million, an increase of $0.2 million as compared to the total general and administrative expense of $3.5 million for the nine months ended December 31, 2017. The increase was primarily due to an increase in board-related expenses due to the addition of a new board member and an increase in insurance costs. These increases were offset by a decrease in employee recruitment expenses.

Net Investment Income

For the nine months ended December 31, 2018, income before taxes increased by $5.6 million, or 47.0%. Net investment income increased from the prior year period by $4.8 million, or 39.9%, to $16.8 million as a result of a $12.3 million increase in total investment income, offset by a $0.8 million increase in income tax expense and a $5.9 million increase in interest expense.

Increase in Net Assets from Operations

During the nine months ended December 31, 2018, we recognized realized gains totaling $20.8 million, which consisted of gains on the partial repayments of four non-control/non-affiliate investments, full repayments of six non-control/non-affiliate investments and the sale of one control, one affiliate and one non-control/non-affiliate investment.

In addition, during the nine months ended December 31, 2018, we recorded net unrealized depreciation on investments totaling $15.1 million, consisting of net unrealized depreciation on our current portfolio of $1.4 million, the reversal of $14.2 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.5 million. Net unrealized depreciation on our current portfolio included unrealized losses on I-45 SLF LLC of $4.0 million, American Nuts Operations LLC of $1.6 million and Zenfolio Inc. of $1.6 million, offset by unrealized gains on Media Recovery, Inc. of $6.0 million and Dynamic Communities, LLC of $0.9 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the nine months ended December 31, 2017, we recognized realized gains totaling $1.5 million, which consisted of gains on the partial repayments of five non-control/non-affiliate investments, full repayment on 12 non-control/non-affiliate investment, and the sale of one non-control/non-affiliate equity investment.

In addition, during the nine months ended December 31, 2017, we recorded net unrealized appreciation on investments totaling $10.8 million, consisting of net unrealized appreciation on our current portfolio of $11.2 million, the reversal of $0.6 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.2 million. Net unrealized appreciation on our current portfolio included unrealized gains on TitanLiner, Inc. of $12.9 million, Media Recovery, Inc. of $2.3 million and Vistar Media Inc. of $1.6 million, partially offset by unrealized losses on Deepwater Corrosion Services of $5.3 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investments.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months.

Cash Flows

For the nine months ended December 31, 2018, we experienced a net increase in cash and cash equivalents in the amount of $2.9 million. During that period, our operating activities used $77.6 million in cash, consisting primarily of new portfolio investments of $197.1 million, partially offset by $65.0 million from sales and repayments received from debt investments in portfolio companies and $33.9 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $80.4 million, consisting primarily of proceeds from net borrowings under the Credit Facility of $82.0 million and proceeds from the December 2022 Notes of $19.5 million, partially offset by cash dividends paid in the amount of $34.2 million. At December 31, 2018, the Company had cash and cash equivalents of approximately $10.8 million.

For the nine months ended December 31, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $1.9 million. During that period, our operating activities used $51.5 million in cash, consisting primarily of new portfolio investments of $144.2 million, partially offset by $75.5 million of sales and repayments received from debt investments in portfolio companies. In addition, our financing activities increased cash by $49.6 million, consisting primarily of proceeds from net borrowings under the Credit Facility of $10.0 million and proceeds from the December 2022 Notes of $55.8 million, partially offset by cash dividends paid in the amount of $14.4 million. At December 31, 2017, the Company had cash and cash equivalents of approximately $20.5 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 200% (or, pursuant to the 1940 Act, 150% if certain requirements are met as described in our Annual Report on Form 10-K in the Business Section under “Regulation as a Business Development Company-Senior Securities”) after such borrowing. On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company will be decreased from 200% to 150%, effective April 25, 2019. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, effective April 25, 2019. As of December 31, 2018, the Company’s asset coverage was 260%.

Credit Facility

In August 2016, CSWC entered into a senior secured credit facility (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”) to provide additional liquidity to support its investment and operational activities, which included total commitments of $100 million. The Credit Facility contained an accordion feature that allowed CSWC to increase the total commitments under the Credit Facility up to $150 million from new and existing lenders on the same terms and conditions as the existing commitments. In August 2017, we increased our total commitments by $15 million through adding an additional lender using the accordion feature.

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

On December 21, 2018, CSWC entered into the Amended and Restated Senior Secured Revolving Credit Agreement (the "Amended and Restated Agreement"), and a related Amended and Restated Guarantee, Pledge and Security Agreement, to amend and restate its Credit Facility. The Amended and Restated Agreement (1) increased the total commitments by $60 million from $210 million to an aggregate total of $270 million, provided by a diversified group of nine lenders, (2) increased the Credit Facility's accordion feature to $350 million under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments, (3) reduced the interest rate on borrowings from LIBOR plus 3.00% to LIBOR plus 2.50%, subject to certain conditions as outlined in the Amended and Restated Agreement, (4) reduced the minimum asset coverage with respect to senior securities representing indebtedness from 200% to 150% after the date on which such minimum asset coverage is permitted to be reduced by the Company under applicable law, and (5) extended the Credit Facility's revolving period from November 16, 2020 to December 21, 2022 and the final maturity was extended from November 16, 2021 to December 21, 2023.

The Amended and Restated Agreement modified certain covenants in the Credit Facility, including: (1) to provide for a minimum senior coverage ratio of 2-to-1 (in addition to the asset coverage ratio noted below), (2) to increase the minimum obligors’ net worth test from $160 million to $180 million, (3) to reduce the minimum consolidated interest coverage ratio from 2.50-to-1 to 2.25-to-1 as of the last day of any fiscal quarter, and (4) to provide for the fact that the Company will not declare or pay a dividend or distribution in cash or other property unless immediately prior to and after giving effect thereto the Company's asset coverage ratio exceeds 150% (and certain other conditions are satisfied). The Credit Facility also contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining a minimum shareholders’ equity, (4) maintaining a minimum consolidated net worth, and (5) at any time the outstanding advances exceed 90% of the borrowing base, maintaining a minimum liquidity of not less than 10% of the covered debt amount.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of December 31, 2018, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At December 31, 2018, CSWC had $122.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $2.0 million and $5.2 million, respectively, for the three and nine months ended December 31, 2018. For the three and nine months ended December 31, 2017, CSWC recognized interest expense of $1.1 million and $2.7 million, respectively. The weighted average interest rate on the Credit Facility was 5.59% and 5.41%, respectively, for the three and nine months ended December 31, 2018. For the three and nine months ended December 31, 2017, the weighted average interest rate on the Credit Facility was 4.75% and 4.67%, respectively. Average borrowings for the three and nine months ended December 31, 2018 were $114.0 million and $91.9 million, respectively. For the three and nine months ended December 31, 2017, average borrowings were $58.6 million and $44.5 million, respectively. As of December 31, 2018, CSWC was in compliance with all financial covenants under the Credit Facility.

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

During the nine months ended December 31, 2018, the Company sold 785,447 December 2022 Notes for an aggregate principal amount of approximately $19.6 million at a weighted average effective yield of 5.86%. At this time, the Company does not intend to issue additional December 2022 Notes under this ATM debt distribution agreement.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of December 31, 2018, the carrying amount of the December 2022 Notes was $75.0 million on an aggregate principal amount of $77.1 million at a weighted average effective yield of 5.93%. As of December 31, 2018, the fair value of the December 2022 Notes was $76.7 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million and $3.5 million, respectively, for the three and nine months ended December 31, 2018. For both the three and nine months ended December 31, 2017, the Company recognized interest expense related to the December 2022 Notes of $0.2 million. Average borrowings for the three and nine months ended December 31, 2018 were $77.0 million and $67.8 million, respectively. Average borrowings for both the three and nine months ended December 31, 2017 were $57.5 million.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of December 31, 2018, the Company was in compliance with all covenants of the December 2022 Notes.

Equity Capital Activities

In January 2016, our board of directors approved a share repurchase program authorizing us to repurchase up to $10 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with Rules 10b-18 under the Exchange Act. During the nine months ended December 31, 2018, the Company repurchased 10,452 shares at an average price of $17.72, including commissions paid. Cumulative to date, we have repurchased a total of 46,363 shares of our common stock in the open market under the stock repurchase program, at an average price of $16.67, including commissions paid, leaving approximately $9.2 million available for additional repurchases under the program.

During the nine months ended December 31, 2018, the Company completed an offering of 700,000 shares of the Company's common stock at a net price of $18.90 per share. The Company issued 100,000 shares of its common stock to certain institutional investors in a direct registered offering and 600,000 shares of its common stock in a "best efforts" underwritten offering. The total net proceeds of the offerings, before expenses, was approximately $13.2 million.

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

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of December 31, 2018.

	Payments Due By Period
	(In thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$835	$255	$580	$—	$—
Credit Facility (1)	156,366	6,911	13,841	135,614	—
December 2022 Notes (2)	95,557	4,653	9,319	81,585	—
	$252,758	$11,819	$23,740	$217,199	$—

(1)	Amounts include interest payments calculated at an average rate of 5.59% of outstanding credit facility borrowings, which were $122.0 million as of December 31, 2018.

(2)	Includes interest payments.

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

At December 31, 2018 and March 31, 2018, we had a total of approximately $21.2 million and $11.6 million, respectively, in currently unfunded commitments (as discussed in Note 11 to the Consolidated Financial Statements). Included within the total unfunded commitments as of December 31, 2018 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2018, we had $3.4 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2019. As of December 31, 2018, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these commitments. As of December 31, 2018, the Company had cash and cash equivalents of $10.8 million and $144.6 million in available borrowings under the Credit Facility.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. However, the interest rates on our December 2022 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2018, we were not a party to any hedging arrangements.

As of December 31, 2018, approximately 95.1% of our debt investment portfolio (at fair value) bore interest at floating rates, 87.7% of which were subject to contractual minimum interest rates. A hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $2.7 million, or $0.16 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could decrease our net investment income by a maximum of $2.6 million, or $0.15 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.50%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of December 31, 2018.

During the three months ended December 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 25, 2016, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10 million. The share repurchase program will be in effect until the approved dollar amount has been used to repurchase shares or the Board amends or discontinues the program at any time. During the nine months ended December 31, 2018, the Company repurchased 10,452 shares at an average price of $17.72, including commissions paid, under the share repurchase program. As of December 31, 2018, the Company has approximately $9.2 million available for additional repurchases under the program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.     Exhibits

Exhibit No.	Description
10.1
Amended and Restated Senior Secured Revolving Credit Agreement dated as of December 21, 2018 among Capital Southwest Corporation, as Borrower, the Lenders Party Hereto, ING Capital LLC, as Administrative Agent, Arranger and Bookrunner and Texas Capital Bank, N.A., as Documentation Agent

10.2
Amended and Restated Guarantee, Pledge and Security Agreement dated as of December 21, 2018 among Capital Southwest, as Borrower, the Subsidiary Guarantors party hereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders, each Financing Agent and Designated Indebtedness Holder party hereto and ING Capital LLC, as Collateral Agent

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

CAPITAL SOUTHWEST CORPORATION

February 5, 2019	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

February 5, 2019	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer