Form 10-K
period 2019-03-31
CAPITAL SOUTHWEST CORP
filed 2019-06-04
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                              to

Commission File Number: 814-00061
CAPITAL SOUTHWEST CORPORATION
(Exact name of registrant as specified in its charter)

Texas	75-1072796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Lyndon B Johnson Freeway, Suite 1300, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  (214) 238-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.25 par value per share	CSWC	The Nasdaq Global Select Market
5.95% Notes due 2022	CSWCL	The Nasdaq Global Select Market

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
YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 28, 2018 was $289,667,104 based on the last sale price of such stock as quoted by The Nasdaq Global Select Market on such date.

The number of shares of common stock, $0.25 par value per share, outstanding as of May 31, 2019 was 17,500,758.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s Annual Meeting of Shareholders to be held July 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations.  Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements involve risks and uncertainties and are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. We believe these factors include, but are not limited to, the following:

•our future operating results;
•market conditions and our ability to access debt and equity capital and our ability to manage our capital resources effectively;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•our business prospects and the prospects of our existing and prospective portfolio companies;
•the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;
•the adequacy of our cash resources and working capital;
•our ability to recover unrealized losses;
•our expected financings and investments;
•our contractual arrangements and other relationships with third parties;
•the impact of fluctuations in interest rates on our business;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•our ability to operate as a BDC and a RIC, including the impact of changes in laws or regulations, including the tax reform, governing our operations or the operations of our portfolio companies;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•our ability to successfully invest any capital raised in an offering;
•the return or impact of current and future investments;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•our regulatory structure and tax treatment; and
•the timing, form and amount of any dividend distributions.

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

PART I
Item 1.     Business

ORGANIZATION

Capital Southwest Corporation, which we refer to as “we,” “our,” “us,” “CSWC,” or the “Company” is an internally managed closed-end, non-diversified investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We specialize in providing customized financing to middle market companies in a broad range of industry segments located primarily in the United States. Our common stock currently trades on The Nasdaq Global Select Market under the ticker symbol “CSWC.”

We were organized as a Texas corporation on April 19, 1961.  Until September 1969, we operated as a small business investment company, or SBIC, licensed under the Small Business Investment Act of 1958.  At that time, we transferred to our wholly-owned subsidiary, Capital Southwest Venture Corporation, or CSVC, certain assets including our SBIC license.  CSVC was a closed-end, non-diversified investment company registered under the 1940 Act.  Effective June 14, 2016, CSVC was dissolved and its SBIC license was surrendered. All assets held in CSVC were transferred to us upon dissolution. Prior to March 30, 1988, we were registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, we elected to be treated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, effective April 25, 2019, we are allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. Additionally, the Board of Directors approved a resolution which limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date.

We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the U.S. Internal Revenue Code of 1986, or the Code. As such, we generally will not have to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that we distribute to our shareholders as dividends. To continue to maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

Capital Southwest Management Corporation, or CSMC, our wholly-owned subsidiary, is our management company.  CSMC generally incurs all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for day-to-day operations.

We also have a direct wholly-owned subsidiary that has been elected to be a taxable entity (the “Taxable Subsidiary”). The primary purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still allow us to satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary is taxed at normal corporate tax rates based on its taxable income.

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

Following the Share Distribution, we have maintained operations as an internally managed BDC and pursued a credit-focused investing strategy akin to similarly structured organizations. We intend to continue to provide capital to middle-market companies. We invest primarily in debt securities, including senior debt, second lien and subordinated debt, and also invest in preferred stock and common stock alongside our debt investments or through warrants.

The following diagram depicts our organizational structure:

Employees

As of March 31, 2019, we had twenty-two employees, each of whom was employed by our management company, CSMC.  These employees include our corporate officers, investment and portfolio management professionals and administrative staff. All of our employees are located in our principal executive offices in Dallas, Texas.

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

OVERVIEW OF OUR BUSINESS

We are an internally managed closed-end, non-diversified investment company that has elected to be regulated as a BDC under the 1940 Act. We specialize in providing customized debt and equity financing to lower middle market, or LMM, companies and debt capital to upper middle market, or UMM, companies in a broad range of investment segments located primarily in the United States. Our investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments.  Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior debt securities, secured by security interests in portfolio company assets, and in secured and unsecured subordinated debt securities. We also invest in equity interests in our portfolio companies alongside our debt securities.

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

We seek to fill the financing gap for LMM companies, which historically have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participation. Our ability to invest across a LMM company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options. Providing customized financing solutions is important to LMM companies. We generally seek to partner directly with financial sponsors, entrepreneurs, management teams and business owners in making our investments. Our LMM debt investments typically include senior loans with a first lien on the assets of the portfolio company, as well as subordinated debt which may either be secured or unsecured subordinated loans. Our LMM debt investments typically have a term of between five and seven years from the original investment date. We also often seek to invest in the equity securities of our LMM portfolio companies.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio.

Recent Developments

On May 23, 2019, CSWC entered into an Incremental Assumption Agreement, which increased the total commitments under the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 21, 2018 (the "Credit Agreement"), relating to our senior secured credit facility (the "Credit Facility"), by $25 million. The increase was executed under the accordion feature of the Credit Facility and increased total commitments from $270 million to $295 million.

On May 30, 2019, the Board of Directors declared a total dividend of $0.49 per share, comprised of a regular dividend of $0.39 and a supplemental dividend of $0.10, for the quarter ended June 30, 2019. The record date for the dividend is June 14, 2019. The payment date for the dividend is June 28, 2019.

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

•
Investing Across Multiple Companies, Industries, Regions and End Markets.  We seek to maintain a portfolio of investments that is appropriately diverse among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets. However, we may from time to time hold securities of an individual portfolio company that comprise more than 5% of our total assets and/or more than 10% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified investment company that has elected to be regulated as a BDC under the 1940 Act.

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

Quarterly Determinations

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

Determinations in Connection with our Offerings

In connection with each offering of shares of our common stock, our Board of Directors or an authorized committee thereof is required by the 1940 Act to make the determination that we are not selling shares of our common stock at a price below our then current NAV at the time at which the sale is made. Our Board of Directors or an authorized committee thereof considers the following factors, among others, in making such determination:

•	the NAV of our common stock disclosed in the most recent periodic report we filed with the SEC;

•
our management’s assessment of whether any material change in the NAV has occurred (including through the realization of net gains on the sale of our investments) from the period beginning on the date of the most recently disclosed NAV per share of our common stock and ending as of a time within 48 hours (excluding Sundays and holidays) of the sale of our common stock; and

•
the magnitude of the difference between (i) a value that our Board of Directors or an authorized committee thereof has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) NAV of our common stock, which is based upon the NAV disclosed in the most recent periodic report we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV since the date of the most recently disclosed NAV, and (ii) the offering price of the shares of our common stock in the proposed offering.

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then current NAV of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we provided to the SEC) to suspend the offering of shares of our common stock if the NAV fluctuates by certain amounts in certain circumstances, our Board of Directors or an authorized committee thereof will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine NAV within two days prior to any such sale to ensure that such sale will not be below our then current NAV, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine NAV to ensure that such undertaking has not been triggered.
These processes and procedures are part of our compliance policies and procedures. Records are made contemporaneously with all determinations described in this section and these records are maintained with other records we are required to maintain under the 1940 Act.

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

LEVERAGE

We may from time to time borrow funds to make investments, a practice known as “leverage,” in an attempt to increase returns to our shareholders. Effective April 25, 2019, we are allowed to borrow amounts such that our asset coverage, as calculated in accordance with the 1940 Act, equals at least 150% after such borrowing. Additionally, the Board of Directors approved a resolution which limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. The amount of leverage that we employ at any particular time will depend on management’s and our Board of Directors’ assessments of portfolio mix, prevailing market advance rates and other market factors at the time of any proposed borrowing. See “Risk Factors – Risks Related to Our Business and Structure – Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.”

We intend to continue borrowing under the Credit Facility in the future and we may increase the size of the Credit Facility, add additional credit facilities or otherwise issue additional debt securities or other evidences of indebtedness in the future, although there can be no assurance that we will be able to do so.

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Liquidity and Capital Resources" as well as Note 5 to our consolidated financial statements for the year ended March 31, 2019 for information regarding the Credit Facility and the issuance of the December 2022 Notes.

BROKERAGE ALLOCATION AND OTHER PRACTICES

Since we generally acquire and dispose of our investments in privately negotiated transactions, we infrequently use brokers in the normal course of our business. Our investment team is primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. We did not pay any brokerage commissions during the three years ended March 31, 2019.

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

ELECTION TO BE REGULATED AS A BUSINESS DEVELOPMENT COMPANY

We are a closed-end, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected, and intend to qualify annually, to be treated as a RIC. Our election to be regulated as a BDC and our election to be treated as a RIC for U.S. federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.

•	We report our investments at market value or fair value with changes in value reported through our consolidated statements of operations.

In accordance with the requirements of the 1940 Act and Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” as determined in good faith by our Board of Directors. Changes in these values are reported through our consolidated statements of operations under the caption of “net change in unrealized appreciation on investments.” See “Determination of Net Asset Value” above.

•
We intend to distribute substantially all of our income to our shareholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute to shareholders (actually or constructively).

As a RIC, so long as we meet certain minimum distribution, source of income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income. We intend to distribute to our shareholders substantially all of our income. We may, however, make deemed distributions to our shareholders of any retained net long-term capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for tax years 2018, 2017 and 2016 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

In addition, we have a Taxable Subsidiary that holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of the portfolio companies. This income tax expense, if any, is reflected in our Consolidated Statements of Operations.

•	Our ability to use leverage as a means of financing our portfolio of investments is limited.

As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 150%, which became effective April 25, 2019. Additionally, the Board of Directors approved a resolution which limits the Company's issuance of senior securities such that that asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. For this purpose, senior securities include all borrowings and any preferred stock we may issue in the future. Additionally, our ability to utilize leverage as a means of financing our portfolio of investments may be limited by this asset coverage requirement. While the use of leverage may enhance returns if we meet our investment objective, our returns may be reduced or eliminated if our returns on investments are less than the costs of borrowing.

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

•
As a BDC, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement.  Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from any act or omission constituting willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office.

•
We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering these policies and procedures.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law and, among other things, instructs the SEC to issue rules or amendments to rules allowing BDCs to use the same securities offering and proxy rules that are available to operating companies, including, among other things, allowing BDCs to incorporate by reference in registration statements filed with the SEC and allow certain BDCs to file shelf registration statements that are automatically effective and take advantage of other benefits available to Well-Known Seasoned Issuers. On March 20, 2019, the SEC proposed rule amendments to implement certain provisions of the SBCAA; however, as of the date of this Annual Report on Form 10-K, we do not know when the proposed rules relating to this legislation will be implemented.

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

Significant Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the qualifying assets requirement, we must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, where we purchase securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, provides, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities, short-term investments in secured debt investments, independently rated debt investments and diversified bond funds, which we refer to as temporary investments.

Senior Securities

BDCs generally have been permitted by the 1940 Act, under specific conditions, to issue multiple classes of debt and one class of stock senior to its common stock if its asset coverage, as defined by the 1940 Act, is at least 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by reducing the minimum asset coverage ratio from 200% to 150%, if certain requirements are met. On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%, which became effective April 25, 2019. Additionally, the Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce its asset coverage requirement to 150%, its leverage capacity and usage, and risks related to leverage.

As of March 31, 2019, we had $141.0 million and $77.1 million in total aggregate principal amount of debt outstanding under our Credit Facility and December 2022 Notes, respectively. As of March 31, 2019, our asset coverage was 249%.

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

Common Stock

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in our best interests and that of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We did not seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2018 annual meeting of shareholders. See "Risk Factors - Risks Relating to Our Business and Structure - Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital."

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

Taxation as a Regulated Investment Company

Election to be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any income that we distribute to our shareholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

◦
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

◦
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

If we fail to meet the RIC requirements for more than two consecutive years, and then seek to re-qualify as a RIC, we would be subject to corporate-level U.S. federal income taxation on any built-in gain recognized during the succeeding 5-year period unless we made a special election to recognize all that built-in gain upon our re-qualification as a RIC and to pay the corporate-level U.S. federal income tax on that built-in gain.

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

Item 1A.     Risk Factors

Investing in our securities involves a number of significant risks.  In addition to other information contained in this Annual Report on Form 10-K, investors should consider the following information before making an investment in our securities.  The risks and uncertainties described below could materially adversely affect our business, financial conditions and results of operations. Risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.  If any of the following risks, or risks not presently known to us, actually occur, the trading price of our securities could decline, and you may lose all or part of your investment.

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

The results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Our ability to make new investments at attractive relative returns is also a function of our marketing and our management of the investment process, as well as conditions in the private credit markets in which we invest. If we fail to invest our capital effectively, our return on equity may be negatively impacted, which could have a material adverse effect on the price of the shares of our common stock.

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

We will have a continuing need for capital to finance our investments. As of March 31, 2019, the Credit Facility provides us with a revolving credit line of up to $270.0 million of which $141.0 million was drawn.

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

In December 2017, we issued $57.5 million in aggregate principal amount of 5.95% Notes due 2022, or the December 2022 Notes. The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that we comply with the asset coverage requirement of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to us by the SEC, (ii) a requirement, subject to a limited exception, that we will not declare any cash dividend, or declare any other cash distribution, upon a class of our capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, we have the minimum asset coverage required pursuant to Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provisions thereto after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to us by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Exchange Act. The indenture and supplement relating to the December 2022 Notes also provides for customary events of default.

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

As of March 31, 2019, the carrying amount of the December 2022 Notes was $75.1 million on an aggregate principal amount of $77.1 million. At this time, the Company does not intend to issue additional December 2022 Notes under this ATM debt distribution agreement.

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

As of March 31, 2019, we had $141.0 million debt outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest, on a per annum basis at a rate equal to the applicable LIBOR rate plus 2.50%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Credit Facility is secured by substantially all of our assets. If we are unable to meet the financial obligations under the Credit Facility, the lenders under the Credit Facility may exercise its remedies under the Credit Facility as the result of a default by us. On April 16, 2018 and May 11, 2018, CSWC entered into Incremental Assumption Agreements, which increased the total commitments under the Credit Facility by $20 million and $10 million, respectively. The increases were executed under the accordion feature of the Credit Facility and increased total commitments from $180 million to $210 million. On December 21, 2018, CSWC entered into the Amended and Restated Senior Secured Revolving Credit Agreement (the "Credit Agreement"), and a related Amended and Restated Guarantee, Pledge and Security Agreement, to amend and restate its Credit Facility. The Credit Agreement (1) increased the total commitments by $60 million from $210 million to an aggregate total of $270 million, provided by a diversified group of nine lenders, (2) increased the Credit Facility's accordion feature to $350 million under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments, (3) reduced the interest rate on borrowings from LIBOR plus 3.00% to LIBOR plus 2.50%, subject to certain conditions as outlined in the Credit Agreement, (4) reduced the minimum asset coverage with respect to senior securities representing indebtedness from 200% to 150% after the date on which such minimum asset coverage is permitted to be reduced by the Company under applicable law, subject to certain conditions as outlined in the Credit Agreement, and (5) extended the Credit Facility's revolving period from November 16, 2020 to December 21, 2022 and the final maturity was extended from November 16, 2021 to December 21, 2023.

As of March 31, 2019, the carrying amount of the December 2022 Notes was $75.1 million. The December 2022 Notes mature on December 15, 2022 and may be redeemed in whole or in part at any time, or from time to time, at our option on or after December 15, 2019. The December 2022 Notes bear interest at a rate of 5.95% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The December 2022 Notes are an unsecured obligation, rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

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
Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common shareholder(2)	(20.75)%	(12.28)%	(3.82)%	4.65%	13.11%

(1)
Assumes $551.8 million in total assets, $218.1 million in debt principal outstanding, $326.0 million in net assets and a weighted-average interest rate of 5.41% on our senior securities based on our financial data available on March 31, 2019. Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2019 total assets of at least 2.25%.

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

U.S. and worldwide economic, political, regulatory and financial conditions may adversely affect our business, results of operations and financial condition , including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, have contributed and may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations, and risks resulting from any current or future debt crisis in Europe, the United States or elsewhere could have a detrimental impact on the global economy and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union

(“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. The initial negotiations on Brexit commenced in June 2017. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because the U.K. Parliament rejected Prime Minister Theresa May’s proposed Brexit deal with the European Union in March 2019, there is increased uncertainty on the outcome of Brexit. There is also continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. These market conditions have historically and could again have a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital.

The U.S. government may adopt legislation that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Past recessions have had a significant negative impact on the operating performance and fair value of many middle market companies. Many of our portfolio companies could be adversely impacted again by any future economic downturn or recession and may be unable to be sold at a price that would allow us to recover our investment, or may be unable to operate during a recession. See “The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.” Such portfolio company performance could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

Sourcing, selecting, structuring and closing our investments depends upon the diligence and skill of our management.  Our management’s capabilities may significantly impact our results of operations.  Our success requires that we retain investment and operations personnel in a competitive environment.  Our ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors, including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities.

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

Effective April 25, 2019, our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits BDCs from incurring indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the SBCAA was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150%, if certain requirements are met. On April 25, 2018, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%, which became effective April 25, 2019. Additionally, the Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account such issuance, would not be less than 166%, at any time after the effective date. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce its asset coverage requirement to 150%, its leverage capacity and usage, and risks related to leverage.

Leverage is generally considered a speculative investment technique and increases the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. If we incur additional leverage, you will experience increased risks of investing in our common stock.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. We may issue debt securities and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

•
Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% immediately after each issuance of senior securities. In accordance with the 1940 Act, on April 25, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%, effective April 25, 2019. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to shareholders or repurchase shares until such time as we satisfy this test. The Board also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account such issuance, would not be less than 166%, at any time after the effective date.

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

•	We and, indirectly, our shareholders will bear the cost of issuing and servicing such securities and other indebtedness.

•
Any unsecured debt issued by us would rank (1) pari passu with our future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (2) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries

•
Upon a liquidation of our company, holders of our debt securities and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Future offerings of additional debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing shareholders, may harm the value of our common stock.

Additional Common Stock. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share provided that our Board of Directors makes certain determinations. We did not seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2018 annual meeting of shareholders. However, in the event we change our position, we will seek the requisite approval of our common shareholders. See “-Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to convert to shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below NAV provided that our board of directors makes certain determinations. We did not seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2018 annual meeting of shareholders.

If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a shareholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted. Notwithstanding the foregoing, the example below illustrates the effect of dilution to existing shareholders resulting from the sale of common stock at prices below the NAV of such shares.
In addition, if we issue securities to convert to shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing shareholders, and could be dilutive with regard to dividends and our NAV, and other economic aspects of the common stock.
Illustration: Example of Dilutive Effect of the Issuance of Shares Below Net Asset Value. Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The NAV per share of the common stock of Company XYZ is $10.00. The following table illustrates the reduction NAV and the dilution experienced by shareholder A following the sale of 100,000 shares of the common stock of Company XYZ at $9.00 per share, a price below its NAV per share.

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,100,000		10.00%
NAV per share	$10.00	$9.91		(0.91)%
Dilution to Existing Shareholder
Shares held by Shareholder A	10,000	10,000	[1]	—%
Percentage Held by Shareholder A	1.00%	0.91%		(9.09)%
Total Interest of Shareholder A in NAV	$100,000	$99,091		(0.91)%

(1)	Assumes that Shareholder A does not purchase additional shares in the sale of shares below NAV.

We cannot predict how tax reform legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate passed tax reform legislation in December 2017, which the President signed into law. This legislation made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our shareholders.

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

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our shareholders.

A failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction, or other cybersecurity incidents that affect our data, resulting in increased costs and other consequences as described above.

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

Our business and operations may be negatively affected if we become subject to securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board of Directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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

As a RIC, we may have certain regulatory restrictions that could preclude us from making additional investments in our portfolio companies.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. As a result of this transition, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR rates The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

As of March 31, 2019, approximately 94.7% of our debt investment portfolio (at fair value) bore interest rates indexed upon LIBOR. Additionally, our Credit Facility accrues interest at the applicable LIBOR rate plus 2.50%, subject to certain conditions as outlined in the Credit Agreement. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Any such renegotiated agreements or methodology of the new standard may not be as favorable to us as the current agreements and LIBOR, which may adversely affect our results of operations.

We generally will not control our portfolio companies.

We do not,  and do not expect to, control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity of our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.

Our common stock is listed on The NASDAQ Global Select Market.  Shareholders desiring liquidity may sell their shares on The NASDAQ Global Select Market at current market value, which could be below NAV.  Shares of closed-end investment companies frequently trade at discounts from NAV, which is a risk separate and distinct from the risk that a fund’s performance will cause its NAV to decrease. We cannot predict whether our common stock will trade at, above or below NAV. In addition, if our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price unless our shareholders approve such a sale and our Board of Directors make certain determinations. See “-Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV.

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

While we intend to pay dividends to our shareholders out of taxable income available for distribution, there can be no assurance that we will do so. Any dividends that we do pay may be payable in cash, in our stock, or in stock in any of our holdings or in a combination of all three. All dividends will be paid at the discretion of our Board of Directors and will depend upon our financial condition, maintenance of our RIC tax treatment, and compliance with applicable BDC regulations.

We currently pay dividends in cash. However, in the future we may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock.  Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the shareholders election) would satisfy the annual distribution requirement for a RIC. The IRS has issued a revenue procedure letter rulings providing that a dividend payable in stock or in cash at the election of the shareholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividends payable in stock.  If a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

We may not be able to invest a significant portion of the net proceeds from future capital raises on acceptable terms, which could harm our financial condition and operating results.

Delays in investing the net proceeds raised in an offering may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

In the event that we cannot invest our net proceeds as desired we will invest the net proceeds from any offering primarily in cash, cash equivalents, U.S. Government securities and other high-quality debt investments that mature in one year or less from the time of investment. These securities may have lower yields than our other investments and accordingly may result in lower distributions, if any, during such period.

Terms relating to redemption may materially adversely affect the return on the December 2022 Notes.
The December 2022 Notes are redeemable at our option on or after December 15, 2019. We may choose to redeem the December 2022 Notes at times when prevailing interest rates are lower than the interest rate paid on the December 2022 Notes. In addition, if the December 2022 Notes are subject to mandatory redemption, we may be required to redeem the December 2022 Notes at times when prevailing interest rates are lower than the interest rate paid on the December 2022 Notes. In this circumstance, a holder of the December 2022 Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the December 2022 Notes being redeemed.

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

Item 3.     Legal Proceedings

We and our subsidiaries may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise.  Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies.  As of the date hereof, we and our subsidiaries are not a party to, and none of our assets are subject to, any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK AND HOLDERS

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “CSWC.”  On May 31, 2019, there were approximately 411 holders of record of our common stock, which did not include shareholders for whom shares are held in "nominee" or "street name."

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

The payment dates and amounts of cash dividends per share for the past two fiscal years are as follows:

Payment Date	Cash Dividend
Fiscal Year 2019
July 2, 2018[1]	$0.89
September 28, 2018[2]	0.44
December 31, 2018[2]	0.46
March 29, 2019[2]	0.48
$2.27

Fiscal Year 2018
July 3, 2017	$0.21
October 2, 2017	0.24
January 2, 2018	0.26
April 2, 2018	0.28
$0.99

[1]	On July 2, 2018, CSWC paid a regular dividend of $0.29 per share and a supplemental dividend of $0.60 per share.

[2]	On each of these dates, the cash dividend paid includes a supplemental dividend of $0.10 per share.

On May 30, 2019, the Company’s Board of Directors declared a total dividend of $0.49 per share, comprised of a regular dividend of $0.39 and a supplemental dividend of $0.10, for the quarter ended June 30, 2019.  The record date for the dividend is June 14, 2019. The payment date for the dividend is June 28, 2019.

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

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933.

ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table provides information for the year ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2018	—	$—	—	$—
May 1 through May 31, 2018	—	—	—	—
June 1 through June 30, 2018	—	—	—	—
July 1 through July 31, 2018	—	—	—	—
August 1 through August 31, 2018	—	—	—	—
September 1 through September 30, 2018	—	—	—	—
October 1 through October 31, 2018	—	—	—	—
November 1 through November 30, 2018 (1)	9,695	19.17	—	—
December 1 through December 31, 2018	10,452	17.72	10,452	9,227,011
January 1 through January 31, 2019 (1)	37	21.60	—	—
February 1 through February 28, 2019	—	—	—	—
March 1 through March 31, 2019	—	—	—	—
Total	20,184	$18.42	10,452	$9,227,011

(1)	Represents shares of common stock withheld upon vesting of restricted stock to cover withholding tax obligations.

(2)
On January 25, 2016, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10 million. The repurchase program will be in effect until the approved dollar amount has been used to repurchase shares or the Board amends or discontinues the plan at any time.

Performance Graph

The following graph compares our cumulative total shareholder return during the last five years (based on the market price of our common stock and assuming reinvestment of all dividends, prior to any tax effect) with the Nasdaq Composite Total Return Index, the Russell 2000 Total Return Index and the KBW Regional Bank Total Return Index, as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph assumes initial investment of $100 on March 31, 2014 and reinvestment of dividends. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The value of the CSWI shares distributed in the Share Distribution is reflected in the cumulative total return as a reinvested dividend.

The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be "soliciting material" or to be filed with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Item 6.     Selected Financial Data

The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended March 31, 2015 through 2019.  This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.

Selected Consolidated Financial Data
(In thousands except per share data)

	Year ended March 31,
	2019	2018	2017	2016	2015
Income statement data:
Investment income:
Interest and dividends	$50,192	$34,233	$22,324	$8,033	$9,231
Interest income from cash and cash equivalents	36	21	166	386	122
Fees and other income	1,653	872	984	741	595
Total investment income	51,881	35,126	23,474	9,160	9,948
Operating expenses:
Compensation-related expenses	9,986	9,238	8,217	9,515	6,440
Interest expense	12,178	4,875	989	—	—
General, administrative and other	4,959	4,585	4,601	11,610	5,683
Total operating expenses	27,123	18,698	13,807	21,125	12,123
Income (loss) before income taxes	24,758	16,428	9,667	(11,965)	(2,175)
Income tax expense (benefit)	1,048	195	1,779	(1,278)	270
Net investment income (loss)	23,710	16,233	7,888	(10,687)	(2,445)
Net realized gains (losses):
Non-control/Non-affiliate investments	2,124	1,492	3,992	(9,575)	8,226
Affiliate investments	77	90	3,876	(1,458)	157,213
Control investments	18,653	—	28	231	(1,175)
Net realized gains (losses) on investments	20,854	1,582	7,896	(10,802)	164,264
Net unrealized appreciation (depreciation) on investments	(11,506)	21,492	7,690	16,089	(108,377)
Net realized and unrealized gains on investments	9,348	23,074	15,586	5,287	55,887
Net increase (decrease) in net assets resulting from operations	$33,058	$39,307	$23,474	$(5,400)	$53,442
Net investment income (loss) per share - basic and diluted	$1.42	$1.01	$0.50	$(0.68)	$(0.16)
Net realized earnings per share - basic and diluted[1]	$2.66	$1.11	$1.00	$(1.37)	$10.45
Net increase (decrease) in net assets from operations - basic and diluted	$1.98	$2.45	$1.48	$(0.35)	$3.44
Net asset value per common share	$18.62	$19.08	$17.80	$17.34	$49.30
Total dividends/distributions declared per common share	$2.27	$0.99	$0.79	$0.14	$0.20
Weighted average number of shares outstanding – basic	16,727	16,074	15,825	15,636	15,492
Weighted average number of shares outstanding – diluted	16,734	16,139	15,877	15,724	15,531

[1]
“Net realized earnings per share – basic and diluted” is calculated as the sum of “Net investment income (loss)” and “Net realized gain (loss) on investments” divided by weighted average shares outstanding – basic and diluted.

	Year ended March 31,
	2019	2018	2017	2016	2015
Balance sheet data:
Assets:
Investments at fair value	$524,071	$393,095	$286,880	$178,436	$535,536
Cash and cash equivalents	9,924	7,907	22,386	95,969	225,797
Interest, escrow and other receivables	11,049	5,894	4,308	6,405	4,418
Net pension assets	—		—	—	10,294
Deferred tax asset	1,807	2,050	2,017	2,342	—
Other assets	4,992	8,544	10,161	1,341	827
Total assets	$551,843	$417,490	$325,752	$284,493	$776,872
Liabilities:
Notes	$75,099	$55,305	$—	$—	$—
Credit facility	141,000	40,000	25,000	—	—
Other liabilities	6,708	6,245	5,996	9,028	4,923
Dividends payable	—	4,525	7,191	625	—
Accrued restoration plan liability	3,073	2,937	2,170	2,205	3,119
Deferred income taxes	—	190	323	—	1,412
Total liabilities	225,880	109,202	40,680	11,858	9,454
Net assets	325,963	308,288	285,072	272,635	767,418
Total liabilities and net assets	$551,843	$417,490	$325,752	$284,493	$776,872
Other data:
Number of portfolio companies	37	30	28	23	22
Weighted average yield on debt investments at end of period	11.58%	11.46%	10.28%	10.67%	3.14%
Weighted average yield on total investments at end of period	10.96%	10.48%	10.49%	9.46%	0.46%
Expense ratios (as percentage of average net assets):
Total expenses, excluding interest expense	4.75%	4.70%	4.59%	4.48%	1.59%

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

OVERVIEW

We are an internally managed closed-end, non-diversified investment company that has been elected to be regulated as a BDC under the 1940 Act. We specialize in providing customized debt and equity financing to LMM companies and debt capital to UMM companies in a broad range of investment segments located primarily in the United States.  Our investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments.  Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior debt securities, secured by security interests in portfolio company assets, and in secured and unsecured subordinated debt securities. We also invest in equity interests in our portfolio companies alongside our debt securities.

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

Since the Share Distribution on September 30, 2015 through March 31, 2019, our exited investments resulted in a weighted average internal rate of return to the Company of approximately 18.2% (based on original cash invested of approximately $165.0 million). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 90.3% of these exited investments resulted in an aggregate cash flow realized internal rate of return to the Company of 10% or greater.

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the years ended March 31, 2019, 2018 and 2017, the ratio of our annualized fourth quarter operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 2.81%, 3.36% and 4.54%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of March 31, 2019 and 2018, our investment portfolio at fair value represented approximately 95.0% and 94.2% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820.  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value

Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of March 31, 2019 and 2018 reflects fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis. As of March 31, 2019 we had one investment on non-accrual status, which comprised of approximately 1.6% of our total investment portfolio's fair value and approximately 1.9% of its cost. As of March 31, 2018, we did not have any investments on non-accrual status.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. Based on our assessment of the new standard, the single change relates to the recognition of a new right-of-use asset and lease liability on our consolidated balance sheet for our office space operating lease. We currently have one operating lease for office space and do not expect a significant change in our leasing activity between now and adoption. As such, the adoption will not have a material impact on the Company's consolidated financial statements. See further discussion of our operating lease obligation in "Note 12 — Commitments and Contingencies" in the notes to the consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. The Company adopted ASU 2016-15 effective April 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

In March 2019, the SEC issued Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. The Company adopted the requisite amendments effective May 2, 2019. As it pertains to the Company for this Annual Report on Form 10-K, there were no significant changes to the Company’s consolidated financial position or disclosures. The Company is still evaluating the impact this amendment will have on its other future periodic filings and registration statements.

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

The total value of our investment portfolio was $524.1 million as of March 31, 2019, as compared to $393.1 million as of March 31, 2018. As of March 31, 2019, we had investments in 37 portfolio companies with an aggregate cost of $478.1 million. As of March 31, 2018, we had investments in 30 portfolio companies with an aggregate cost of $335.4 million.

As of March 31, 2019 and 2018, approximately $348.2 million, or 94.7%, and $220.3 million, or 92.1%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 87.8% and 94.2%, respectively, were subject to contractual minimum interest rates. As of March 31, 2019 and 2018, approximately $19.5 million, or 5.3%, and $18.8 million, or 7.9%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of March 31, 2019 and 2018 (excluding our investment in I-45 SLF LLC):

	As of March 31, 2019
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	26	10
Fair value	$377,792	$80,536
Cost	$325,343	$84,712
% of portfolio at cost - debt	87.5%	100.0%
% of portfolio at cost - equity	12.5%	—
% of debt investments at cost secured by first lien	76.6%	82.6%
Weighted average annual effective yield (b)(c)	12.2%	9.7%
Weighted average EBITDA (c)	$9,200	$66,531
Weighted average leverage through CSWC security (c)(d)	3.3x	4.8x

(a)	At March 31, 2019, we had equity ownership in approximately 73.1% of our LMM investments.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2019, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of March 31, 2019, there was one investment on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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

As of March 31, 2019 and 2018, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
		Total Portfolio		Total Portfolio
	Fair Value	at Fair Value	Cost	at Cost
	(dollars in thousands)
March 31, 2019:
First lien loans[1]	$317,544	60.6%	$319,278	66.8%
Second lien loans[2]	35,896	6.8	36,057	7.5
Subordinated debt	14,287	2.7	14,458	3.0
Preferred equity	17,936	3.4	7,894	1.7
Common equity & warrants	72,665	14.0	32,368	6.8
I-45 SLF LLC[3]	65,743	12.5	68,000	14.2
	$524,071	100.0%	$478,055	100.0%
March 31, 2018:
First lien loans[1]	$197,110	50.1%	$194,820	58.1%
Second lien loans[2]	23,229	5.9	23,092	6.9
Subordinated debt	18,783	4.8	18,885	5.6
Preferred equity	36,545	9.3	16,666	5.0
Common equity & warrants	50,315	12.8	17,134	5.1
I-45 SLF LLC[3]	67,113	17.1	64,800	19.3
	$393,095	100.0%	$335,397	100.0%

[1]
Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of March 31, 2019 and 2018, the fair value of the first lien last out loans are $38.6 million and $26.9 million, respectively.

[2]
Included in second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of March 31, 2019 , the fair value of the split lien term loans are $18.3 million. As of March 31, 2018, there were no investments in split lien term loans.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of March 31, 2019 and 2018:

	As of March 31, 2019
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$61,897	16.8%
2	284,041	77.3
3	21,789	5.9
4	—	—
Total	$367,727	100.0%

	As of March 31, 2018
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$8,194	3.4%
2	217,989	91.2
3	12,939	5.4
4	—	—
Total	$239,122	100.0%

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

As of March 31, 2019, we had one debt investment on non-accrual status, which comprised of approximately 1.6% of our total investment portfolio's fair value and approximately 1.9% of its cost. As of March 31, 2018, we did not have any investments on non-accrual status.

Investment Activity

During the year ended March 31, 2019,  we made new debt investments in 13 portfolio companies totaling $173.7 million,  follow-on debt investments in 10 portfolio companies totaling $32.8 million, and equity investments in three existing and seven new portfolio companies totaling $19.9 million. We also funded $3.2 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $10.3 million and full prepayments of approximately $36.1 million from eight portfolio companies. In addition, we received proceeds from sales of investments totaling $63.3 million and recognized net realized gains on those sales totaling $20.4 million.

During the year ended March 31, 2018, we made new debt investments in 14 portfolio companies totaling $142.9 million, follow-on debt investments in four portfolio companies totaling $9.4 million, and equity investments in one existing and seven new portfolio companies totaling $9.8 million. We also funded $4.0 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $11.7 million and full prepayments of approximately $72.2 million from 13 portfolio companies.

Total portfolio investment activity for the years ended March 31, 2019 and 2018 was as follows (in thousands):

Year ended March 31, 2019	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity & Warrants	I-45 SLF LLC	Total
Fair value, beginning of period	$197,110	$23,229	$18,783	$86,860	$67,113	$393,095
New investments	185,386	21,159	—	19,853	3,200	229,598
Proceeds from sales of investments	(28,805)	—	—	(34,490)	—	(63,295)
Principal repayments received	(33,226)	(8,562)	(4,600)	—	—	(46,388)
Conversion of security from debt to equity	(539)	—	—	539	—	—
PIK interest capitalized	43	181	46	231	—	501
Accretion of loan discounts	1,215	115	60	—	—	1,390
Realized gain	382	73	68	20,331	—	20,854
Unrealized gain (loss)	(4,022)	(299)	(70)	(2,723)	(4,570)	(11,684)
Fair value, end of period	$317,544	$35,896	$14,287	$90,601	$65,743	$524,071
Weighted average yield on debt investments at end of period						11.58%
Weighted average yield on total investments at end of period						10.96%

Year ended March 31, 2018	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity & Warrants	I-45 SLF LLC	Total
Fair value, beginning of period	$107,817	$47,176	$12,453	$56,039	$63,395	$286,880
New investments	128,189	9,765	14,406	9,821	4,000	166,181
Proceeds from sales of investments	—	—	—	(104)	—	(104)
Principal repayments received	(41,687)	(34,179)	(8,100)	—	—	(83,966)
PIK interest capitalized	—	—	11	295	—	306
Accretion of loan discounts	705	100	52	—	—	857
Realized gain	814	550	114	104	—	1,582
Unrealized gain (loss)	1,272	(183)	(153)	20,705	(282)	21,359
Fair value, end of period	$197,110	$23,229	$18,783	$86,860	$67,113	$393,095
Weighted average yield on debt investments at end of period						11.46%
Weighted average yield on total investments at end of period						10.48%

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

Comparison of years ended March 31, 2019 and March 31, 2018

	Year ended March 31,		Net Change
	2019	2018	Amount	%
	(in thousands)
Total investment income	$51,881	$35,126	$16,755	47.7%
Interest expense	(12,178)	(4,875)	(7,303)	149.8%
Other operating expenses	(14,945)	(13,823)	(1,122)	8.1%
Income before taxes	24,758	16,428	8,330	50.7%
Income tax expense	1,048	195	853	437.4%
Net investment income	23,710	16,233	7,477	46.1%
Net realized gain on investments before income tax	20,854	1,582	19,272	1,218.2%
Net unrealized (depreciation) appreciation on investments, net of tax	(11,506)	21,492	(32,998)	(153.5)%
Net increase in net assets from operations	$33,058	$39,307	$(6,249)	(15.9)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period.  For the year ended March 31, 2019, total investment income was $51.9 million, a $16.8 million, or 47.7%, increase over total investment income of $35.1 million for the year ended March 31, 2018.  The increase was primarily due to a $15.4 million, or 70.5%, increase in interest income generated from our debt investments due to a 56.2% increase in the cost basis of debt investments held from $236.8 million to $369.8 million year over year. In addition, the weighted average yield on debt investments increased from 11.46% to 11.58%.

We received fees and other income of $1.7 million and $0.9 million for the years ended March 31, 2019 and 2018, respectively. The increase year over year related primarily to prepayment and amendment fees.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation), and general and administrative expenses.

Interest and Fees on our Borrowings

For the year ended March 31, 2019, total interest expense was $12.2 million, an increase of $7.3 million, as compared to the total interest expense of $4.9 million for the year ended March 31, 2018. The increase was primarily attributable to an increase of $57.6 million in average borrowings on our Credit Facility and an increase of $53.2 million in average borrowings related to the December 2022 Notes outstanding during the year ended March 31, 2019.

Salaries, General and Administrative Expenses

For the year ended March 31, 2019, total employee compensation expense (including both cash and share-based compensation) was $10.0 million, a $0.8 million, or 8.1%, increase over total employee compensation expense of $9.2 million for the year ended March 31, 2018. The increase was primarily due to an increase in headcount, as well as additional restricted stock award grants, offset by the Spin-off Compensation Plan, which was fully paid out in 2018. For the year ended March 31, 2019, our total general and administrative expense was $5.0 million, an increase of $0.4 million as compared to the total general and administrative expense of $4.6 million for the year ended March 31, 2018. The increase was primarily due to an increase in board-related expenses due to the addition of a new board member, an increase in insurance costs, and an increase in legal, audit and printing fees relating to maintaining the Company's shelf registration with the SEC.

Net Investment Income

For the year ended March 31, 2019, net investment income increased from the prior year by $7.5 million, or 46.1%, to $23.7 million as a result of a $16.8 million increase in total investment income, offset by a $0.9 million increase in income tax expense and a $7.3 million increase in interest expense.

Increase in Net Assets from Operations

During the fiscal year ended March 31, 2019, we recognized realized gains on investments before income tax totaling $20.9 million, which consisted of gains on the partial repayments of six non-control/non-affiliate debt investments, full repayments of seven non-control/non-affiliate debt investments and the sale of one control, one affiliate and one non-control/non-affiliate equity investment. Realized gains on investments include a realized gain on the sale of TitanLiner, Inc. of $18.6 million and a realized gain on the sale of Deepwater Corrosion Services of $1.7 million.

In addition, for the fiscal year ended March 31, 2019, we recorded net unrealized depreciation on investments, net of tax, totaling $11.5 million, consisting of net unrealized appreciation on our current portfolio of $2.6 million, the reversal of $14.3 million of net unrealized appreciation recognized in prior periods due to the realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.2 million. Net unrealized appreciation on our current portfolio included unrealized gains on Media Recovery, Inc. of $9.6 million, partially offset by unrealized losses on I-45 SLF LLC of $4.6 million and American Teleconferencing Services, Ltd. of $2.9 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment as determined by our Board of Directors.

During the fiscal year ended March 31, 2018, we recognized realized gains on investments before income tax totaling $1.6 million, which consisted of net gains on the partial repayments of five non-control/non-affiliate investments and full repayments of 13 non-control/non-affiliate investments.

In addition, for the fiscal year ended March 31, 2018, we recorded net unrealized appreciation, net of tax, on investments totaling $21.5 million, consisting of net unrealized appreciation on our current portfolio of $22.0 million, the reversal of $0.6 million of net unrealized appreciation recognized in prior periods due to the realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.1 million. Net unrealized appreciation on our current portfolio included unrealized gains on TitanLiner, Inc. of $20.3 million and Media Recovery, Inc. of $5.3 million, partially offset by unrealized losses on Deepwater Corrosion Services of $5.3 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

Comparison of years ended March 31, 2018 and March 31, 2017

	Year ended March 31,		Net Change
	2018	2017	Amount	%
	(in thousands)
Total investment income	$35,126	$23,474	$11,652	49.6%
Interest expense	(4,875)	(989)	(3,886)	392.9%
Other operating expenses	(13,823)	(12,818)	(1,005)	7.8%
Income (loss) before taxes	16,428	9,667	6,761	69.9%
Income tax expense (benefit)	195	1,779	(1,584)	(89.0)%
Net investment income (loss)	16,233	7,888	8,345	105.8%
Net realized gain (loss) on investments before income tax	1,582	7,896	(6,314)	(80.0)%
Net unrealized appreciation on investments, net of tax	21,492	7,690	13,802	179.5%
Net increase (decrease) in net assets from operations	$39,307	$23,474	$15,833	67.4%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period.  For the year ended March 31, 2018, total investment income was $35.1 million, an $11.7 million, or 49.6%, increase over total investment income of $23.5 million for the year ended March 31, 2017.  This increase was primarily due to a $9.4 million, or 76.0%, increase in interest income generated from our debt investments due to a 42.6% increase in the cost basis of debt investments held from $166.1 million to $236.8 million year over year in addition to an increase in the weighted average yield on debt investments from 10.28% to 11.46%.

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

Interest and Fees on our Borrowings

For the year ended March 31, 2018, total interest expense was $4.9 million, an increase of $3.9 million as compared to the total interest expense of $1.0 million for the year ended March 31, 2017. The increase was primarily attributable to an increase of $24.4 million in average borrowings on our Credit Facility during the year ended March 31, 2018, as well as an increase of$57.5 million in December 2022 Notes outstanding.

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

Net Investment Income/Loss

For the year ended March 31, 2018, net investment income was $16.2 million, a $8.3 million, or 105.8%, increase over net investment income of $7.9 million during the fiscal year ended March 31, 2017. The increase was driven by an $11.7 million increase in total investment income and a $1.6 million decrease in income tax expense primarily due to the tax reform, offset by a $3.9 million increase in interest expense and a $1.0 million increase in employee compensation expense.

Increase/Decrease in Net Assets from Operations

During the fiscal year ended March 31, 2017, we recognized realized gains on investments before income tax totaling $7.9 million, which consisted of net gains on the partial repayments of 22 non-control/non-affiliate investments, full repayments on five non-control/non-affiliate investments and the sale of certain equity securities.

In addition, for the fiscal year ended March 31, 2017, we recorded net unrealized appreciation, net of tax, on investments totaling $7.7 million, consisting of net unrealized appreciation on our current portfolio of $12.5 million, the reversal of $4.5 million of net unrealized appreciation recognized in prior periods due to the realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.3 million. Net unrealized appreciation on our current portfolio included unrealized gains on Media Recovery, Inc. of $5.6 million, Deepwater Corrosion Services, Inc. of $4.9 million and I-45 SLF LLC of $3.1 million, partially offset by unrealized losses on TitanLiner, Inc. of $3.3 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

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

Cash Flows

At March 31, 2019, the Company had cash and cash equivalents of approximately $9.9 million. For the year ended March 31, 2019, we experienced a net increase in cash and cash equivalents in the amount of $2.0 million. During that period, our operating activities used $94.7 million in cash, consisting primarily of new portfolio investments of $229.6 million, partially offset by $74.7 million of repayments received from debt investments in portfolio companies and $33.9 million of proceeds from sales of equity investments. In addition, our financing activities increased cash by $96.7 million, consisting primarily of net borrowings under the Credit Facility of $101.0 million, proceeds from the issuance of the December 2022 Notes of $19.5 million and proceeds from the offering of common stock of $18.9 million, partially offset by cash dividends paid in the amount of $42.5 million.

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

Financing Transactions

In accordance with the 1940 Act, with certain limitations, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 200% (or, pursuant to the 1940 Act, 150% if certain requirements are met as described in the Business Section under “Regulation as a Business Development Company-Senior Securities”) after such borrowing. On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%, which became effective April 25, 2019. Additionally, the Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. As of March 31, 2019, the Company’s asset coverage was 249%.

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

On December 21, 2018, CSWC entered into the Amended and Restated Senior Secured Revolving Credit Agreement (the "Credit Agreement"), and a related Amended and Restated Guarantee, Pledge and Security Agreement, to amend and restate its Credit Facility. The Credit Agreement (1) increased the total commitments by $60 million from $210 million to an aggregate total of $270 million, provided by a diversified group of nine lenders, (2) increased the Credit Facility's accordion feature to $350 million under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments, (3) reduced the interest rate on borrowings from LIBOR plus 3.00% to LIBOR plus 2.50%, subject to certain conditions as outlined in the Credit Agreement, (4) reduced the minimum asset coverage with respect to senior securities representing indebtedness from 200% to 150% after the date on which such minimum asset coverage is permitted to be reduced by the Company under applicable law, subject to certain conditions as outlined in the Credit Agreement, and (5) extended the Credit Facility's revolving period from November 16, 2020 to December 21, 2022 and the final maturity from November 16, 2021 to December 21, 2023.

The Credit Agreement modified certain covenants in the Credit Facility, including: (1) to provide for a minimum senior coverage ratio of 2-to-1 (in addition to the asset coverage ratio noted below), (2) to increase the minimum obligors’ net worth test from $160 million to $180 million, (3) to reduce the minimum consolidated interest coverage ratio from 2.50-to-1 to 2.25-to-1 as of the last day of any fiscal quarter, and (4) to provide for the fact that the Company will not declare or pay a dividend or distribution in cash or other property unless immediately prior to and after giving effect thereto the Company's asset coverage ratio exceeds 150% (and certain other conditions are satisfied). The Credit Facility also contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining a minimum shareholders’ equity, (4) maintaining a minimum consolidated net worth, and (5) at any time the outstanding advances exceed 90% of the borrowing base, maintaining a minimum liquidity of not less than 10% of the covered debt amount.

The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions. If the Company defaults on its obligations under the Credit Facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. There are no changes to the covenants or the events of default in the Credit Facility as a result of the Credit Agreement.

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of March 31, 2019, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At March 31, 2019, CSWC had $141.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $7.3 million and $3.7 million, respectively, for the years ended March 31, 2019 and 2018. The weighted average interest rate on the Credit Facility was 5.41% and 4.66%, respectively, for the years ended March 31, 2019 and 2018. Average borrowings for the years ended March 31, 2019 and 2018 were $99.8 million and $42.2 million, respectively. As of March 31, 2019 and 2018, CSWC was in compliance with all financial covenants under the Credit Facility.

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

During the year ended March 31, 2019, the Company sold 785,447 December 2022 Notes for an aggregate principal amount of approximately $19.6 million at a weighted average effective yield of 5.86%. At this time, the Company does not intend to issue additional December 2022 Notes under this ATM debt distribution agreement.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of March 31, 2019, the carrying amount of the December 2022 Notes was $75.1 million. As of March 31, 2019, the fair value of the December 2022 Notes was $78.7 million. The fair value is based on the closing price of the security of The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs, of $4.8 million and $1.2 million for the years ended March 31, 2019 and 2018, respectively. Average borrowings for the years ended March 31, 2019 and 2018 were $70.1 million and $16.9 million, respectively.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to a limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provision thereto after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of March 31, 2019, the Company was in compliance with all covenants of the December 2022 Notes.

Equity Capital Activities

In January 2016, our board of directors approved a share repurchase program authorizing us to repurchase up to $10 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. During the year ended March 31, 2019, the Company repurchased a total of 10,452 shares at an average price of $17.72 per share, including commissions paid. As of March 31, 2019, we had repurchased a total of 46,363 shares of our common stock in the open market under the stock repurchase program, at an average price of $16.67, including commissions paid, leaving approximately $9.2 million available for additional repurchases under the program.

During the year ended March 31, 2019, the Company completed an offering of 700,000 shares of the Company's common stock at a net price of $18.90 per share, which was above NAV per share at the time of the offering. The Company issued 100,000 shares of its common stock to certain institutional investors in a direct registered offering and 600,000 shares of its common stock in a "best efforts" underwritten offering. The total net proceeds of the offerings, before expenses, was approximately $13.2 million.

On March 4, 2019, the Company entered into separate equity distribution agreements with certain sales agents pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50,000,000 (the "Equity ATM Program"). During the year ended March 31, 2019, the Company sold 263,656 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.47 per share, raising $5.7 million of gross proceeds. Net proceeds were $5.5 million after commissions to the sales agents on shares sold.

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

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our shareholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.

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

At March 31, 2019 and 2018, we had a total of approximately $17.7 million and $11.6 million, respectively, in currently unfunded commitments (as discussed in Note 12 to the Consolidated Financial Statements). As of March 31, 2019, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2019, we had $3.4 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2020. As of March 31, 2019, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these commitments. As of March 31, 2019, the Company had cash and cash equivalents of $9.9 million and $125.6 million in available borrowings under the Credit Facility.

Contractual Obligations

As shown below, we had the following contractual obligations as of March 31, 2019.  For information on our unfunded investment commitments, see Note 12 of the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(In thousands)
		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$772	$257	$515	$—	$—
Credit Facility (1)	177,540	7,753	15,463	154,324	—
December 2022 Notes (2)	94,411	4,666	9,307	80,438	—
Total	$272,723	$12,676	$25,285	$234,762	$—

(1)	Amounts include interest payments calculated at an average rate of 5.41% of outstanding Credit Facility borrowings, which were $141.0 million as of March 31, 2019.

(2)	Includes interest payments.

RECENT DEVELOPMENTS

On May 23, 2019, CSWC entered into an Incremental Assumption Agreement, which increased the total commitments under the Credit Facility, by $25 million. The increase was executed under the accordion feature of the Credit Facility and increased total commitments from $270 million to $295 million.

On May 30, 2019, the Company’s Board of Directors declared a total dividend of $0.49 per share, comprised of a regular dividend of $0.39 and a supplemental dividend of $0.10, for the quarter ended June 30, 2019. The record date for the dividend is June 14, 2019. The payment date for the dividend is June 28, 2019.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. However, the interest rates on our December 2022 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2019, we were not a party to any hedging arrangements.

As of March 31, 2019, approximately 94.7% of our debt investment portfolio (at fair value) bore interest at floating rates, of which 87.8% were subject to contractual minimum interest rates. A hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $2.8 million, or $0.16 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could decrease our net investment income by a maximum of $2.5 million, or $0.14 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.50%, subject to certain conditions as outlined in the Credit Agreement. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Capital Southwest Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Capital Southwest Corporation and Subsidiaries (collectively, the Company) as of March 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years ended March 31, 2019, the related notes to the consolidated financial statements, and the Schedule of Investments in and Advances to Affiliates of the Company listed in Schedule 12-14 for the year ended March 31, 2019 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related Schedule of Investments in and Advances to Affiliates, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as March 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated June 4, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of March 31, 2019 and 2018, by correspondence with the custodians, portfolio companies or agents or by other appropriate procedures where replies from custodians, portfolio companies or agents were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Chicago, Illinois
June 4, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Capital Southwest Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Capital Southwest Corporation and Subsidiaries’ (collectively, the Company) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of March 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years ended March 31, 2019, the related notes to the consolidated financial statements and our report dated June 4, 2019 expressed an unqualified opinion.

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
June 4, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Capital Southwest Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Capital Southwest Corporation (a Texas corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments, as of March 31, 2017 (not presented herein), and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and the selected per share data and ratios for each of the three years in the period ended March 31, 2017. Our audit of the basic consolidated financial statements included the Schedule of Investments In and Advances to Affiliates (not presented herein). These financial statements, per share data and ratios, and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, per share data and ratios, and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, including the consolidated schedules of investments (not presented herein), referred to above present fairly, in all material respects, the financial position of Capital Southwest Corporation and subsidiaries as of March 31, 2017, and the results of their operations, changes in their net assets and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule (not presented herein), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Dallas, Texas
June 1, 2017

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except share and per share data)

	March 31,	March 31,
	2019	2018
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $305,596 and $200,981, respectively)	$304,663	$199,949
Affiliate investments (Cost: $79,277 and $51,648, respectively)	80,905	53,198
Control investments (Cost: $93,182 and $82,768, respectively)	138,503	139,948
Total investments (Cost: $478,055 and $335,397, respectively)	524,071	393,095
Cash and cash equivalents	9,924	7,907
Receivables:
Dividends and interest	9,252	5,219
Escrow	370	119
Other	1,244	447
Income tax receivable	183	109
Deferred tax asset	1,807	2,050
Debt issuance costs (net of accumulated amortization of $1,814 and $1,041, respectively)	3,364	2,575
Other assets	1,628	5,969
Total assets	$551,843	$417,490

Liabilities
Notes (Par value: $77,136 and $ 57,500, respectively), net of unamortized debt issuance costs	$75,099	$55,305
Credit facility	141,000	40,000
Other liabilities	6,708	6,245
Dividends payable	—	4,525
Accrued restoration plan liability	3,073	2,937
Deferred income taxes	—	190
Total liabilities	225,880	109,202

Commitments and contingencies (Note 12)

Net Assets
Common stock, $0.25 par value per share: authorized, 25,000,000 shares; issued, 19,842,528 shares at March 31, 2019 and 18,501,298 shares at March 31, 2018	4,961	4,625
Additional paid-in capital	281,205	260,713
Total distributable earnings	63,734	66,887
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	325,963	308,288
Total liabilities and net assets	$551,843	$417,490
Net asset value per share (17,503,016 shares outstanding at March 31, 2019 and 16,161,786 shares outstanding at March 31, 2018)	$18.62	$19.08
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	Years Ended March 31,
	2019	2018	2017
Investment income:
Interest income:
Non-control/Non-affiliate investments	$28,716	$18,257	$11,739
Affiliate investments	7,143	3,513	560
Control investments	1,406	82	116
Dividend income:
Non-control/Non-affiliate investments	197	—	20
Affiliate investments	82	127	163
Control investments	12,648	12,254	9,726
Interest income from cash and cash equivalents	36	21	166
Fees and other income	1,653	872	984
Total investment income	51,881	35,126	23,474
Operating expenses:
Compensation	7,715	7,013	6,330
Spin-off compensation plan	—	517	690
Share-based compensation	2,271	1,708	1,197
Interest	12,178	4,875	989
Professional fees	1,737	1,580	1,774
Net pension expense	159	164	166
General and administrative	3,063	2,841	2,661
Total operating expenses	27,123	18,698	13,807
Income before taxes	24,758	16,428	9,667
Income tax expense	1,048	195	1,779
Net investment income	$23,710	$16,233	$7,888

Net realized gain
Non-control/Non-affiliate investments	2,124	1,492	3,992
Affiliate investments	77	90	3,876
Control investments	18,653	—	28
Total net realized gain on investments before income tax	20,854	1,582	7,896

Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(934)	(4,325)	(884)
Affiliate investments	1,109	337	184
Control investments	(11,859)	25,347	8,713
Income tax provision	178	133	(323)
Total net unrealized (depreciation) appreciation on investments, net of tax	(11,506)	21,492	7,690

Net realized and unrealized gains on investments	$9,348	$23,074	$15,586

Net increase in net assets from operations	$33,058	$39,307	$23,474

Pre-tax net investment income per share - basic and diluted	$1.48	$1.02	$0.61
Net investment income per share - basic and diluted	$1.42	$1.01	$0.50
Net increase in net assets from operations - basic and diluted	$1.98	$2.45	$1.48
Weighted average shares outstanding – basic	16,727,254	16,073,642	15,824,879
Weighted average shares outstanding – diluted	16,734,369	16,138,541	15,877,331

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)

	Years Ended March 31,
	2019	2018	2017
Operations:
Net investment income	$23,710	$16,233	$7,888
Net realized gain on investments	20,854	1,582	7,896
Net unrealized (depreciation) appreciation on investments, net of tax	(11,506)	21,492	7,690
Net increase in net assets from operations	33,058	39,307	23,474
Dividends to shareholders	(38,010)	(15,920)	(12,560)
Spin-Off Compensation Plan distribution, net of tax of $ - , $ - and $692 for the years ended March 31, 2019, 2018 and 2017, respectively	—	(517)	(1,175)
Capital share transactions:
Change in restoration plan liability	(185)	(813)	(6)
Issuance of common stock	18,744	—	—
Exercise of employee stock options	2,169	125	1,507
Share-based compensation expense	2,271	1,708	1,197
Common stock withheld for payroll taxes upon vesting of restricted stock	(187)	(86)	—
Repurchase of common stock	(185)	(588)	—
Increase in net assets	17,675	23,216	12,437
Net assets, beginning of year	308,288	285,072	272,635
Net assets, end of year	$325,963	$308,288	$285,072

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2019	2018	2017
Cash flows from operating activities
Net increase in net assets from operations	$33,058	$39,307	$23,474
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(229,598)	(166,181)	(145,778)
Proceeds from sales and repayments of debt investments in portfolio companies	74,669	82,489	44,568
Proceeds from sales and return of capital of equity investments in portfolio companies	33,928	104	7,692
Payment of accreted original issue discounts	524	1,477	1,218
Depreciation and amortization	1,393	927	459
Net pension benefit	(51)	(46)	(41)
Realized (gain) loss on investments before income tax	(20,854)	(1,582)	(7,896)
Net change in unrealized appreciation on investments	11,684	(21,359)	(8,013)
Accretion of discounts on investments	(1,390)	(857)	(434)
Payment-in-kind interest and dividends	(681)	(306)	(63)
Stock option and restricted awards expense	2,271	1,708	1,197
Deferred income taxes	53	(537)	1,813
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(3,850)	(2,082)	(1,385)
Decrease in escrow receivables	310	426	2,860
(Increase) decrease in other receivables	(797)	180	(127)
(Increase) decrease in tax receivable	(74)	(109)	1,010
Decrease (increase) in other assets	4,236	1,958	(6,775)
(Decrease) increase in other liabilities	(695)	620	602
Increase (decrease) in payable for unsettled transaction	1,158	—	(3,940)
Net cash used in operating activities	(94,706)	(63,863)	(89,559)
Cash flows from financing activities
Proceeds from common stock offering	18,891	—	—
Equity offering costs paid	(127)	—	—
Borrowings under credit facility	146,000	76,000	25,000
Repayments of credit facility	(45,000)	(61,000)	—
Debt issuance costs paid	(1,827)	(1,739)	(2,503)
Proceeds from notes	19,524	55,775	—
Dividends to shareholders	(42,535)	(18,586)	(5,994)
Proceeds from exercise of employee stock options	2,169	125	1,507
Common stock withheld for payroll taxes upon vesting of restricted stock	(187)	(86)	—
Repurchase of common stock	(185)	(588)	—
Spin-off Compensation Plan distribution	—	(517)	(2,034)
Net cash provided by financing activities	96,723	49,384	15,976
Net increase (decrease) in cash and cash equivalents	2,017	(14,479)	(73,583)
Cash and cash equivalents at beginning of year	7,907	22,386	95,969
Cash and cash equivalents at end of year	$9,924	$7,907	$22,386
Supplemental cash flow disclosures:
Cash paid for income taxes	$802	$708	$289
Cash paid for interest	10,912	3,405	325
Supplemental disclosure of noncash financing activities:
Dividends declared, not yet paid	$—	$4,525	$7,191
Noncash adjustment to realized gain for escrow receivable	—	—	118
Spin-off Compensation Plan distribution accrued, not yet paid	—	—	345

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2019

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien	Healthcare services	L+6.75% (Floor 1.00%)/Q, 4.00% PIK, Current Coupon 13.49%	6/30/2023	9,084	8,912	8,403
	First Lien	Healthcare services	L+11.00% (Floor 1.00%)/M	3/31/2020	1,170	1,158	1,182
						10,070	9,585
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 11.09%	12/13/2023	9,938	9,747	9,783
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.50% (Floor 1.00%)/Q, Current Coupon 10.30%	7/2/2023	13,566	13,320	13,308
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)	7/2/2023	—	(29)	—
						13,291	13,308
AG KINGS HOLDINGS INC.[8,16]	First Lien	Food, agriculture & beverage	L+10.02% (Floor 1.00%)/M, Current Coupon 12.69%	8/8/2021	9,308	9,194	8,330
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	2/1/2023	10,100	9,946	9,807
	3.88% preferred membership interest		—	—	—	2,500	2,500
						12,446	12,307
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+9.50% (Floor 1.00%)/Q, Current Coupon 12.30%	4/10/2023	17,369	17,075	16,822
	First Lien - Term Loan C10		L+9.50% (Floor 1.00%)/Q, Current Coupon 12.30%	4/10/2023	1,750	1,723	1,695
	3,000,000 units of Class A common stock[9]		—	—	—	3,000	1,505
						21,798	20,022
AMERICAN TELECONFERENCING SERVICES, LTD.	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 9.24%	12/8/2021	6,023	5,922	3,953
	Second Lien		L+9.50% (Floor 1.00%)/Q, Current Coupon 12.30%	6/6/2022	2,006	1,954	1,103
						7,876	5,056

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2019

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%)/M, Current Coupon 12.10%	12/31/2020	12,753	12,666	12,651
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan[10]	Healthcare services	L+7.50% (Floor 1.00%)	8/31/2023	—	(27)	—
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 10.30%	8/31/2023	9,261	9,094	9,095
	Second Lien		13.25% PIK	12/1/2023	3,250	3,178	3,178
	2,042 Common Units[9]		—	—	—	750	750
						12,995	13,023
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.00% (Floor 1.00%)/M, Current Coupon 10.60%	3/9/2022	12,150	11,992	12,016
	900,000 shares of common stock		—	—	—	900	1,013
						12,892	13,029
BLASCHAK COAL CORP.	Second Lien[15]	Commodities & mining	L+10.00%/Q, 1.00% PIK, Current Coupon 13.81%	7/30/2023	8,537	8,383	8,511
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+6.00% (Floor 1.00%)/M, Current Coupon 8.50%	8/23/2022	4,875	4,844	4,723
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%/Q, Current Coupon 12.30%	7/8/2020	11,448	11,315	11,310
CLICKBOOTH.COM, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	12/5/2022	—	(15)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 11.31%	12/5/2022	16,953	16,684	17,292
						16,669	17,292

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2019

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
DANFORTH ADVISORS, LLC[13]	Revolving Loan[10]	Business services	L+7.25% (Floor 2.00%)	9/28/2023	—	(18)	—
	First Lien		L+7.25% (Floor 2.00%)/Q, Current Coupon 10.05%	9/28/2023	7,250	7,117	7,145
	875 Class A equity units[9]		—	—	—	875	875
						7,974	8,020
DELPHI INTERMEDIATE HEALTHCO, LLC	First Lien	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 10.23%	10/3/2022	11,400	11,310	11,023
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.00% (Floor 1.00%)/Q, Current Coupon 8.60%	2/12/2021	6,285	6,277	6,128
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 11.25%	8/25/2023	3,000	2,957	2,883
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+8.40% (Floor 1.00%)/M, Current Coupon 11.00%	2/1/2022	14,000	13,717	14,000
	1,443 Investment Units (Preferred)		12% PIK	—	—	2,068	4,457
						15,785	18,457
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.25%/Q, Current Coupon 10.06%	6/22/2023	16,169	15,921	16,169
	Delayed Draw Term Loan[10]		L+7.25%/Q, Current Coupon 10.06%	6/22/2023	6,461	6,353	6,461
						22,274	22,630
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	—	—	(57)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.80%	5/23/2023	3,238	3,191	3,190
						3,134	3,190

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2019

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 9.00%	2/28/2024	9,152	9,062	9,062
	Delayed Draw Term Loan[10]		L+6.50% (Floor 1.00%)	2/28/2024	—	(7)	—
						9,055	9,062
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 10.99%	11/15/2022	9,875	9,723	10,073
	Delayed Draw Term Loan		L+8.50% (Floor 1.00%)/M, Current Coupon 10.99%	11/15/2022	1,785	1,753	1,820
	110,000 units of Class A common stock[9]		—	—	—	1,100	821
						12,576	12,714
LIGHTING RETROFIT INTERNATIONAL, LLC	First Lien	Environmental services	L+9.25% (Floor 1.00%)/Q, Current Coupon 11.84%	6/30/2022	13,688	13,580	12,606
	25,603 shares of Series C preferred stock		—	—	—	26	28
	396,825 shares of Series B preferred stock		—	—	—	500	307
						14,106	12,941
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 12.00%	12/20/2025	10,500	9,838	10,437
SCRIP INC.[8]	First Lien	Healthcare products	L+10.00% (Floor 2.00%)/M, Current Coupon 12.49%	3/21/2024	16,750	16,250	16,250
	100 shares of common stock		—	—	—	1,000	1,000
						17,250	17,250
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	—	—	541	645
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%)/M, Current Coupon 12.60%	2/16/2022	7,975	7,447	7,975
	Warrants (Expiration - February 17, 2027)		—	—	—	886	2,378
						8,333	10,353

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2019

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]

Total Non-control/Non-affiliate Investments						$305,596	$304,663
Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	Senior subordinated debt	Business services	12.00% / 1.00% PIK	7/4/2021	$4,557	$4,512	$4,480
	1,500,000 units of Class A-1 common stock[9]		—	—	—	1,500	1,937
						6,012	6,417
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+8.00% (Floor 1.00%)	7/17/2023	—	(4)	—
	First Lien		L+8.00% (Floor 1.00%)/M, Current Coupon 10.59%	7/17/2023	11,060	10,863	10,972
	2,000,000 Preferred Units[9]		—	—	—	2,000	2,849
						12,859	13,821
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)/Q, 1.00% PIK, Current Coupon 12.60%	2/14/2023	2,000	1,960	2,000
	First Lien - Term Loan		L+8.00% (Floor 1.00%)/Q, 1.00% PIK, Current Coupon 11.60%	2/14/2023	7,659	7,533	7,475
	First Lien - Term B Loan		L+11.00% (Floor 1.00%)/Q, 1.00% PIK, Current Coupon 14.60%	2/14/2023	3,830	3,762	3,829
	First Lien - PIK Note A		10.00% PIK	2/14/2023	2,250	1,692	2,005
	First Lien - PIK Note B		10.00% PIK	2/14/2023	89	89	79
	Warrants (Expiration - March 29, 2029)[9]		—	—	—	538	1,557
	9.25% Class A Membership Interest[9]		—	—	—	1,500	923
						17,074	17,868

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2019

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)	11/9/2023	—	(32)	—
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.80%	11/9/2023	10,474	10,302	10,474
	10,000 Class A Units		—	—	—	1,000	1,487
						11,270	11,961
SIMR, LLC	First Lien	Healthcare services	L+9.00% (Floor 2.00%)/M, Current Coupon 11.62%	9/7/2023	11,542	11,332	11,403
	5,724,000 Class B Common Units		—	—	—	5,724	5,724
						17,056	17,127
ZENFOLIO INC.	Revolving Loan[10]	Business services	L+9.00% (Floor 1.00%)	7/17/2022	—	(13)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.60%	7/17/2022	13,298	13,119	13,165
	190 shares of common stock		—	—	—	1,900	546
						15,006	13,711

Total Affiliate Investments						$79,277	$80,905

Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	—	—	$68,000	$65,743
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	—	—	—	800	7,795
	4,000,002 shares of common stock		—	—	—	4,615	44,965
						5,415	52,760
PRISM SPECTRUM HOLDINGS, LLC[13]	First Lien	Environmental services	L+9.50% (Floor 2.25%)/M, Current Coupon 12.12%	2/6/2023	13,461	13,229	13,461
	96,498.32 Class A units[9]		—	—	—	6,538	6,539
						19,767	20,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2019

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]

Total Control Investments						93,182	138,503

TOTAL INVESTMENTS[12]						$478,055	$524,071

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments and warrants are non-income producing, unless otherwise noted.

[2]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.

[3]
The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.

[4]
The Company's investment portfolio is comprised entirely of privately held debt and equity securities for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the Board of Directors, using significant unobservable Level 3 inputs. Refer to Note 4 for further discussion.

[5]
Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940 (the “1940 Act”) as investments that are neither control investments nor affiliate investments. At March 31, 2019, approximately 58.2% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 93.5%.

[6]
Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2019, approximately 15.4% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 24.8%.

[7]
Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At March 31, 2019, approximately 26.4% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 42.5%.

[8]	The investment is structured as a first lien last out term loan.

[9]
Indicates assets that are considered "non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2019, approximately 16.1% of the Company's investment assets are non-qualifying assets.

[10]	The investment has an unfunded commitment as of March 31, 2019. Refer to Note 12 - Commitments and Contingencies for further discussion.

[11]	Income producing through dividends or distributions.

[12]
As of March 31, 2019, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $56.6 million; cumulative gross unrealized depreciation for federal income tax purposes is $11.6 million. Cumulative net unrealized appreciation is $45.0 million, based on a tax cost of $477.8 million.

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

[15]
The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.

[16]	Investment was on non-accrual status as of March 31, 2019, meaning the Company has ceased to recognize interest income on the investment.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2018

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,21]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
Non-control/Non-affiliate Investments5
AAC HOLDINGS, INC.	First Lien	Healthcare services	L+6.75% (Floor 1.00%), Current Coupon 8.52%	6/30/2023	$9,322	$9,111	$9,485
AG KINGS HOLDINGS INC.[8]	First Lien	Food, agriculture & beverage	L+9.40% (Floor 1.00%), Current Coupon 11.21%	8/8/2021	9,650	9,508	9,438
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	2/1/2023	10,100	9,916	9,807
	2.65% membership interest		—	—	—	2,500	1,996
						12,416	11,803
AMERICAN TELECONFERENCING SERVICES, LTD.	First Lien	Telecommunications	L+6.50% (Floor 1.00%), Current Coupon 8.29%	12/8/2021	6,378	6,239	6,377
	Second Lien		L+9.50% (Floor 1.00%), Current Coupon 11.20%	6/6/2022	2,006	1,941	1,919
						8,180	8,295
AMWARE FULFILLMENT LLC[17]	First Lien	Distribution	L+12.00% (Floor 1.00%), Current Coupon 14.02%	5/21/2019	13,478	13,284	12,939
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.00% (Floor 1.00%), Current Coupon 10.02%	3/9/2022	13,036	12,818	12,900
	900,000 shares of common stock		—	—	—	900	874
						13,718	13,774
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+6.00% (Floor 1.00%), Current Coupon 7.88%	8/23/2022	4,925	4,887	4,836
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%, Current Coupon 11.19%	7/8/2020	12,922	12,670	12,767

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,21]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
CLICKBOOTH.COM, LLC	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%), Current Coupon 10.19%	12/5/2022	17,391	17,060	17,443
	Revolving Loan[15]		L+8.50% (Floor 1.00%)	12/5/2022	—	(19)	—
						17,041	17,443
DEEPWATER CORROSION SERVICES, INC.	127,004 shares of Series A convertible preferred stock	Energy services (upstream)	—	—	—	8,000	4,629
DELPHI INTERMEDIATE HEALTHCO, LLC	First Lien	Healthcare services	L+7.50% (Floor 1.00%), Current Coupon 9.27%	10/3/2022	7,406	7,337	7,266
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.50% (Floor 1.00%), Current Coupon 8.61%	2/12/2021	6,285	6,273	6,285
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%), Current Coupon 10.63%	8/26/2023	3,000	2,950	3,000
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%), Current Coupon 10.17%	11/15/2022	9,975	9,787	9,955
	Delayed Draw Term Loan[18]		L+8.50% (Floor 1.00%), Current Coupon 10.29%	11/15/2022	1,300	1,275	1,297
	110,000 units of Class A common stock[9]		—	—	—	1,100	1,100
						12,162	12,352
LIGHTING RETROFIT INTERNATIONAL, LLC	First Lien	Environmental services	L+9.25% (Floor 1.00%), Current Coupon 10.94%	6/30/2022	14,625	14,487	14,362
	396,825 shares of Series B preferred stock		—	—	—	500	376
						14,987	14,738
PRE-PAID LEGAL SERVICES, INC.	Second Lien	Consumer services	L+9.00% (Floor 1.25%), Current Coupon 10.88%	7/1/2020	5,000	4,968	5,000
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%), Current Coupon 11.28%	12/20/2025	10,500	9,779	9,818
RESTAURANT TECHNOLOGIES, INC.	Second Lien	Business services	L+8.75% (Floor 1.00%), Current Coupon 10.69%	11/23/2023	3,500	3,455	3,493
JVMC HOLDINGS CORP. [14]	First Lien	Financial services	L+8.02% (Floor 1.00%), Current Coupon 9.90%	5/5/2022	7,219	7,157	7,215

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,21]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
TAX ADVISORS GROUP, LLC[13]	Senior subordinated debt	Financial services	10.00% / 2.00% PIK	12/23/2022	4,600	4,518	4,600
	143.3 Class A units[9]		—	—	—	541	886
						5,059	5,486
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%), Current Coupon 12.02%	2/16/2022	8,113	7,434	8,194
	Warrants (Expiration - February 17, 2027)		—	—	—	886	1,682
						8,320	9,876
WASTEWATER SPECIALTIES, LLC	First Lien[16]	Industrial services	L+12.25% (Floor 1.00%), Current Coupon 13.90%	4/18/2022	9,864	9,721	10,012

Total Non-control/Non-affiliate Investments						$200,981	$199,949
Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	Senior subordinated debt	Business services	12.00% / 1.00% PIK	7/4/2021	4,511	4,451	4,376
	1,500,000 units of Class A-1 common stock[9]		—	—	—	1,500	1,934
						5,951	6,310
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+9.90% (Floor 1.00%), Current Coupon 12.10%	2/1/2022	17,500	17,104	17,500
	1,089 Preferred units		12% PIK	—	—	1,236	1,879
						18,339	19,379
ITA HOLDINGS GROUP, LLC[13]	First Lien	Transportation & logistics	L+8.50% (Floor 1.00%, Current Coupon 10.32%)	2/14/2023	9,500	9,314	9,314
	Revolving Loan[19]		L+8.50% (Floor 1.00%)	2/14/2023	—	(10)	—
	Delayed Draw Term Loan		L+8.50% (Floor 1.00%, Current Coupon 10.32%)	2/14/2023	1,500	1,470	1,470
	9.25% Class A Membership Interest[9]		—	—	—	1,500	1,500
						12,275	12,284
ZENFOLIO INC.	First Lien	Business services	L+9.00% (Floor 1.00%), Current Coupon 10.69%	7/17/2022	13,433	13,201	13,325
	Revolving Loan[15]		L+9.00% (Floor 1.00%)	7/17/2022	—	(17)	—
	190 shares of common stock		—	—	—	1,900	1,900
						15,083	15,225

Total Affiliate Investments						$51,648	$53,198

			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,21]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	—	—	$64,800	$67,113
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	—	—	—	800	6,371
	4,000,002 shares of common stock		—	—	—	4,615	36,751
						5,415	43,122
PRISM SPECTRUM HOLDINGS, LLC[13]	First Lien	Environmental services	L+9.50% (Floor 2.25%), Current Coupon 11.75%	2/6/2023	4,325	4,241	4,241
	Revolving Loan[20]		L+9.50% (Floor 2.25%), Current Coupon 11.75%	2/6/2023	500	490	490
	57.25 Class A units[9]		—	—	—	1,692	1,692
						6,422	6,422
TITANLINER, INC.	1,189,609 shares of Series B convertible preferred stock	Energy services (upstream)	6% PIK	—	—	2,926	11,362
	339,277 shares of Series A convertible preferred stock		—	—	—	3,204	11,928
						6,130	23,290

Total Control Investments						$82,768	$139,948

TOTAL INVESTMENTS[12]						$335,397	$393,096

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments and warrants are non-income producing, unless otherwise noted.

[2]	All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s senior secured credit facility.

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

[21]
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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our assets in qualifying assets. As of March 31, 2019, the Company has 84.6% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

This quarter we satisfied all RIC requirements and have 15.1% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements of CSWC.

Fair Value Measurements We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs.  ASC 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value.  We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying value of our credit facility approximates fair value (Level 3 input). See Note 4 below for further discussion regarding the fair value measurements and hierarchy.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At March 31, 2019 and 2018, cash balances totaling $8.8 million and $6.8 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution.  Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income are evaluated quarterly for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis.  As of March 31, 2019, we had one investment on non-accrual status. As of March 31, 2018, we did not have any investments on non-accrual status.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income.  For the year ended March 31, 2019, approximately 2.7% of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the year ended March 31, 2018, approximately 2.4% of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to shareholders to maintain its qualification as  a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. As of March 31, 2019 and 2018, we have not written off any accrued and uncollected PIK interest and dividends. For the years ended March 31, 2019 and 2018, approximately 1.3% and 0.9%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income.

Warrants In connection with the Company's debt investments, the Company will sometimes receive warrants or other equity-related securities from the borrower. The Company determines the cost basis of warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the warrants is treated as original issue discount (“OID”), and accreted into interest income using the effective interest method over the term of the debt investment.

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility and its notes (as discussed further in Note 5). The costs in connection with the credit facility have been capitalized and are amortized into interest expense over the term of the credit facility. The costs in connection with the December 2022 Notes (as defined below) are a direct deduction from the related debt liability and amortized into interest expense over the term of the notes.

Deferred Offering Costs Deferred equity offering costs include registration expenses related to shelf filings, including expenses related to the launch of the "at-the-market" program (the "Equity ATM Program"). These expenses consist primarily of SEC registration fees, legal fees and accounting fees incurred. These expenses are included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or debt issuance costs, respectively. If no offering is completed prior to the expiration of the registration statement, the deferred costs are charged to expense.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740,  Income Taxes, (“ASC 740”) for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the years ended March 31, 2019, 2018 and 2017.

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

At the years ended March 31, 2019, 2018 and 2017, weighted-average basic shares were adjusted for the diluted effect of stock-based awards of 7,115, 64,899 and 52,452, respectively. For individual cash incentive awards, the option value of the individual cash incentive awards is calculated based on the changes in net asset value ("NAV") of our Company. In connection with the Share Distribution, we entered into an Employee Matters Agreement (the “Employee Matters Agreement”) with CSWI. Under the Employee Matters Agreement, the value of individual cash incentive awards was determined based upon the NAV of CSWC as of June 30, 2015. See Note 9 for further discussion.

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

Recently Issued or Adopted Accounting Standards In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. Based on our assessment of the new standard, the single change relates to the recognition of a new right-of-use asset and lease liability on our consolidated balance sheet for our office space operating lease. We currently have one operating lease for office space and do not expect a significant change in our leasing activity between now and adoption. As such, the adoption will not have a material impact on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. The Company adopted ASU 2016-15 effective April 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

In March 2019, the SEC issued Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. The Company adopted the requisite amendments effective May 2, 2019. As it pertains to the Company for this Annual Report on Form 10-K, there were no significant changes to the Company’s consolidated financial position or disclosures. The Company is still evaluating the impact this amendment will have on its other future periodic filings and registration statements.

3.     INVESTMENTS

The following tables show the composition of the investment portfolio, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2019 and 2018:

		Percentage of			Percentage of
	Fair	Total Portfolio	Percentage of		Total Portfolio
	Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2019:
First lien loans[1]	$317,544	60.6%	97.4%	$319,278	66.8%
Second lien loans[2]	35,896	6.8	11.0	36,057	7.5
Subordinated debt	14,287	2.7	4.4	14,458	3.0
Preferred equity	17,936	3.4	5.5	7,894	1.7
Common equity & warrants	72,665	14.0	22.3	32,368	6.8
I-45 SLF LLC[3]	65,743	12.5	20.1	68,000	14.2
	$524,071	100.0%	160.7%	$478,055	100.0%
March 31, 2018:
First lien loans[1]	$197,110	50.1%	63.9%	$194,820	58.1%
Second lien loans[2]	23,229	5.9	7.5	23,092	6.9
Subordinated debt	18,783	4.8	6.1	18,885	5.6
Preferred equity	36,545	9.3	11.9	16,666	5.0
Common equity & warrants	50,315	12.8	16.3	17,134	5.1
I-45 SLF LLC[3]	67,113	17.1	21.8	64,800	19.3
	$393,095	100.0%	127.5%	$335,397	100.0%

[1]
Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of March 31, 2019 and 2018, the fair value of the first lien last out loans are $38.6 million and $26.9 million, respectively.

[2]
Included in second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of March 31, 2019, the fair value of the split lien term loans are $18.3 million. As of March 31, 2018, there were no investments in split lien term loans.

[3]
I-45 SLF LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 17 for further discussion.

The following tables show the composition of the investment portfolio by industry, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2019 and 2018:

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2019:
I-45 SLF LLC[1]	$65,743	12.5%	20.2%	$68,000	14.2%
Healthcare Services	62,719	12.0	19.2	62,701	13.1
Media, Marketing, & Entertainment	59,410	11.3	18.2	54,079	11.3
Industrial Products	52,760	10.1	16.2	5,415	1.1
Business Services	52,405	10.0	16.1	51,688	10.8
Environmental Services	32,941	6.3	10.1	33,873	7.1
Healthcare Products	29,964	5.7	9.2	29,826	6.2
Food, Agriculture & Beverage	28,352	5.4	8.7	30,991	6.5
Distribution	25,680	4.9	7.9	25,558	5.4
Consumer Products and Retail	23,618	4.5	7.2	23,762	5.0
Consumer Services	22,630	4.3	6.9	22,274	4.7
Transportation & Logistics	17,869	3.4	5.5	17,074	3.6
Energy Services (Midstream)	9,783	1.9	3.0	9,747	2.0
Financial Services	9,707	1.8	3.0	9,596	2.0
Commodities & Mining	8,511	1.6	2.6	8,383	1.8
Restaurants	7,912	1.5	2.4	7,978	1.7
Software & IT Services	6,128	1.2	1.9	6,277	1.3
Telecommunications	5,056	1.0	1.5	7,876	1.6
Paper & Forest Products	2,883	0.6	0.9	2,957	0.6
	$524,071	100.0%	160.7%	$478,055	100.0%

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2018:
I-45 SLF LLC[1]	$67,113	17.1%	21.8%	$64,800	19.3%
Media, Marketing, & Entertainment	46,697	11.9	15.1	43,700	13.0
Industrial Products	43,122	11.0	14.0	5,415	1.6
Business Services	34,846	8.9	11.3	34,268	10.2
Energy Services (Upstream)	27,919	7.1	9.1	14,130	4.2
Distribution	26,713	6.8	8.7	27,002	8.1
Consumer Products and Retail	24,570	6.2	7.9	25,086	7.5
Environmental Services	21,160	5.4	6.9	21,410	6.4
Healthcare Services	16,751	4.3	5.4	16,448	4.9
Financial Services	12,701	3.2	4.1	12,216	3.6
Healthcare Products	12,353	3.1	4.0	12,162	3.6
Transportation & Logistics	12,284	3.1	4.0	12,275	3.7
Industrial Services	10,012	2.5	3.2	9,721	2.9
Food, Agriculture & Beverage	9,438	2.4	3.1	9,507	2.8
Telecommunications	8,295	2.1	2.7	8,180	2.4
Software & IT Services	6,285	1.6	2.0	6,273	1.9
Consumer Services	5,000	1.3	1.6	4,968	1.5
Restaurants	4,836	1.2	1.6	4,886	1.5
Paper & Forest Products	3,000	0.8	1.0	2,950	0.9
	$393,095	100.0%	127.5%	$335,397	100.0%

[1]
I-45 SLF LLC is a joint venture between CSWC and Main Street Capital. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 17 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2019 and 2018:

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2019:
Southwest	$139,306	26.6%	42.7%	$89,399	18.7%
Northeast	125,657	24.0	38.5	122,404	25.6
Southeast	119,280	22.8	36.6	120,889	25.3
I-45 SLF LLC[1]	65,743	12.5	20.2	68,000	14.2
West	38,455	7.3	11.8	41,647	8.7
Midwest	35,630	6.8	10.9	35,716	7.5
	$524,071	100.0%	160.7%	$478,055	100.0%
March 31, 2018:
Southwest	$131,753	33.5%	42.7%	$79,713	23.8%
Southeast	84,969	21.6	27.6	84,290	25.1
Northeast	72,205	18.4	23.4	69,739	20.8
I-45 SLF LLC[1]	67,113	17.1	21.8	64,800	19.3
West	23,554	6.0	7.6	23,425	7.0
Midwest	13,501	3.4	4.4	13,430	4.0
	$393,095	100.0%	127.5%	$335,397	100.0%

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

As of March 31, 2019 and 2018, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at NAV) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2019 and 2018 (in thousands):

		Fair Value Measurements
		at March 31, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$317,544	—	—	$317,544
Second lien loans	35,896	—	—	35,896
Subordinated debt	14,287	—	—	14,287
Preferred equity	17,936	—	—	17,936
Common equity & warrants	72,665	—	—	72,665
Investments measured at net asset value[1]	65,743	—	—	—
Total Investments	$524,071	—	—	$458,328

		Fair Value Measurements
		at March 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category2	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$197,110	—	—	$197,110
Second lien loans	23,229	—	—	23,229
Subordinated debt	18,783	—	—	18,783
Preferred equity	36,545	—	—	36,545
Common equity & warrants	50,315	—	—	50,315
Investments measured at net asset value[1]	67,113	—	—	—
Total Investments	$393,095	—	—	$325,982

[1]
Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at March 31, 2019 and 2018, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The table below presents the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at March 31, 2019 and 2018.  The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	March 31, 2019	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average
First lien loans	Income Approach	$248,404	Discount Rate	9.6% - 20.5%	12.1%
			Third Party Broker Quote	65.6 - 97.5	90.1
	Market Approach	69,140	Cost	97.0 - 99.0	97.7
			Exit Value	100.0 - 102.0	101.4
Second lien loans	Income Approach	35,896	Discount Rate	11.5% - 41.9%	13.9%
			Third Party Broker Quote	55.0	55.0

Subordinated debt	Income Approach	14,287	Discount Rate	12.6% - 15.0%	13.4%
Preferred equity	Enterprise Value Waterfall Approach	17,936	EBITDA Multiple	7.7x - 10.2x	9.5x
			Discount Rate	15.5% - 19.3%	17.8%
Common equity & warrants	Enterprise Value Waterfall Approach	71,665	EBITDA Multiple	4.6x - 10.7x	8.8x
			Discount Rate	13.9% - 21.0%	18.4%
	Market Approach	1,000	Cost	100.0	100.0
Total Level 3 Investments		$458,328

		Fair Value at	Significant
	Valuation	March 31, 2018	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average
First lien loans	Income Approach	$181,595	Discount Rate	9.5% - 17.0%	12.8%
			Third Party Broker Quote	98.2 - 101.8	100.3
	Market Approach	15,515	Cost	98.0 - 98.1	98.0
Second lien loans	Income Approach	18,229	Discount Rate	11.6% - 11.6%	11.6%
			Third Party Broker Quote	93.5 - 100.0	96.0
	Market Approach	5,000	Cost	100.0	100.0
Subordinated debt	Income Approach	18,783	Discount Rate	12.4% - 13.8%	12.9%
Preferred equity	Enterprise Value Waterfall Approach	36,545	EBITDA Multiple	5.1x - 9.3x	6.9x
			Discount Rate	15.0% - 32.1%	20.2%
Common equity & warrants	Enterprise Value Waterfall Approach	47,123	EBITDA Multiple	6.0x - 8.4x	8.1x
			Discount Rate	15.7% - 21.6%	20.6%
	Market Approach	3,192	Cost	100.0	100.0
Total Level 3 Investments		$325,982

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value to another. We recognize transfer of financial instruments between levels at the end of each quarterly reporting period. During the years ended March 31, 2019 and 2018, we had no transfers between levels.

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the years ended March 31, 2019 and 2018 (in thousands):

	Fair Value 3/31/2018	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion of Security from Debt to Equity	Fair Value 3/31/2019	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$197,110	$(3,640)	$186,601	$(33,226)	$43	$(28,805)	(539)	$317,544	$(3,675)
Second lien loans	23,229	(226)	21,274	(8,562)	181	—	—	35,896	(228)
Subordinated debt	18,783	(2)	60	(4,600)	46	—	—	14,287	12
Preferred equity	38,541	10,997	2,657	—	231	(34,490)	—	17,936	4,456
Common equity & warrants	48,319	6,611	17,196	—	—	—	539	72,665	6,612
Total Investments	$325,982	$13,740	$227,788	$(46,388)	$501	$(63,295)	—	$458,328	$7,177

	Fair Value 3/31/2017	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion of Security from Debt to Equity	Fair Value 3/31/2018	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$107,817	$2,086	$128,894	$(41,687)	$—	$—	$—	$197,110	$1,716
Second lien loans	47,176	367	9,865	(34,179)	—	—	—	23,229	(33)
Subordinated debt	12,453	(39)	14,458	(8,100)	11	—	—	18,783	(154)
Preferred equity	19,343	16,319	588	—	295	—	—	36,545	16,318
Common equity & warrants	36,696	4,401	9,233	—	—	(15)	—	50,315	4,386
Total Investments	$223,485	$23,134	$163,038	$(83,966)	$306	$(15)	$—	$325,982	$22,233

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.

5.     BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 200% (or, pursuant to the 1940 Act, 150% if certain requirements are met as described in the Business Section under “Regulation as a Business Development Company-Senior Securities”) after such borrowing. On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%, which became effective April 25, 2019. Additionally, the Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. As of March 31, 2019, the Company’s asset coverage was 249%.

The Company had the following borrowings outstanding as of March 31, 2019 and 2018 (amounts in thousands):

	March 31, 2019	March 31, 2018
Credit Facility	$141,000	$40,000

December 2022 Notes	77,136	57,500
Less: Unamortized debt issuance costs and debt discount	(2,037)	(2,195)
Total Notes	75,099	55,305

Total Borrowings	$216,099	$95,305

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

On December 21, 2018, CSWC entered into the Amended and Restated Senior Secured Revolving Credit Agreement (the "Credit Agreement"), and a related Amended and Restated Guarantee, Pledge and Security Agreement, to amend and restate its Credit Facility. The Credit Agreement (1) increased the total commitments by $60 million from $210 million to an aggregate total of $270 million, provided by a diversified group of nine lenders, (2) increased the Credit Facility's accordion feature to $350 million under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments, (3) reduced the interest rate on borrowings from LIBOR plus 3.00% to LIBOR plus 2.50%, subject to certain conditions as outlined in the Credit Agreement, (4) reduced the minimum asset coverage with respect to senior securities representing indebtedness from 200% to 150% after the date on which such minimum asset coverage is permitted to be reduced by the Company under applicable law, subject to certain conditions as outlined in the Credit Agreement, and (5) extended the Credit Facility's revolving period from November 16, 2020 to December 21, 2022 and the final maturity from November 16, 2021 to December 21, 2023.

The Credit Agreement modified certain covenants in the Credit Facility, including: (1) to provide for a minimum senior coverage ratio of 2-to-1 (in addition to the asset coverage ratio noted below), (2) to increase the minimum obligors’ net worth test from $160 million to $180 million, (3) to reduce the minimum consolidated interest coverage ratio from 2.50-to-1 to 2.25-to-1 as of the last day of any fiscal quarter, and (4) to provide for the fact that the Company will not declare or pay a dividend or distribution in cash or other property unless immediately prior to and after giving effect thereto the Company's asset coverage ratio exceeds 150% (and certain other conditions are satisfied). The Credit Facility also contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining a minimum shareholders’ equity, (4) maintaining a minimum consolidated net worth, and (5) at any time the outstanding advances exceed 90% of the borrowing base, maintaining a minimum liquidity of not less than 10% of the covered debt amount.

The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions. If the Company defaults on its obligations under the Credit Facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. There are no changes to the covenants or the events of default in the Credit Facility as a result of the Credit Agreement.

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of March 31, 2019, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At March 31, 2019, CSWC had $141.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $7.3 million and $3.7 million, respectively, for the years ended March 31, 2019 and 2018. The weighted average interest rate on the Credit Facility was 5.41% and 4.66%, respectively, for the years ended March 31, 2019 and 2018. Average borrowings for the years ended March 31, 2019 and 2018 were $99.8 million and $42.2 million, respectively. As of March 31, 2019 and 2018, CSWC was in compliance with all financial covenants under the Credit Facility.

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

During the year ended March 31, 2019, the Company sold 785,447 December 2022 Notes for an aggregate principal amount of approximately $19.6 million at a weighted average effective yield of 5.86%. At this time, the Company does not intend to issue additional December 2022 Notes under this ATM debt distribution agreement.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of March 31, 2019, the carrying amount of the December 2022 Notes was $75.1 million. As of March 31, 2019, the fair value of the December 2022 Notes was $78.7 million. The fair value is based on the closing price of the security of The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs, of $4.8 million and $1.2 million for the years ended March 31, 2019 and 2018, respectively. Average borrowings for the years ended March 31, 2019 and 2018 were $70.1 million and $16.9 million, respectively.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to a limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provision thereto after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of March 31, 2019, the Company was in compliance with all covenants of the December 2022 Notes.

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2019 is as follows:

	Years Ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Credit Facility	$—	$—	$—	$—	$141,000	$—	$141,000
December 2022 Notes	—	—	—	77,136	—	—	77,136
Total	$—	$—	$—	$77,136	$141,000	$—	$218,136

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

For the tax years ended December 31, 2018, 2017 and 2016, CSWC qualified for RIC tax treatment.  We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, CSWC’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by CSWC.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2019, CSWC declared regular dividends in the amount of $8.4 million, or $0.48 per share ($0.38 per share in regular dividends and $0.10 in supplemental dividends). During the tax year ended December 31, 2018, we declared total dividends of $34.2 million or $2.07 per share ($1.27 per share in regular dividends and $0.80 per share in supplemental dividends). We declared quarterly dividends of $0.28 per share in March 2018, $0.89 per share ($0.29 per share in regular dividends and $0.60 per share in supplemental dividends) in June 2018, $0.44 per share ($0.34 per share in regular dividends and $0.10 per share in supplemental dividends) in September 2018, and $0.46 per share ($0.36 per share in regular dividends and $0.10 per share in supplemental dividends) in December 2018. For the tax year ended December 31, 2017, we declared total dividends of $18.3 million or $1.16 per share. We declared quarterly dividends of $0.45 per share ($0.19 in regular dividends and $0.26 in supplemental dividends) in March 2017, $0.21 per share in June 2017, $0.24 per share in September 2017, and $0.26 per share in December 2017. For the tax year ended December 31, 2016, we declared total dividends of $6.0 million, or $0.38 per share. We declared quarterly dividends of $0.04 per share in March 2016, $0.06 per share in June 2016, $0.11 per share in September 2016, and $0.17 per share in December 2016.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly for the fiscal years ended March 31, 2019 and 2018, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Year ended	Year ended
	March 31, 2019	March 31, 2018
Additional capital	$(1,798)	$(552)
Total distributable earnings	$1,798	$552

The determination of the tax attributes of CSWC’s distributions is made after tax year end, based upon its taxable income for the full tax year and distributions paid for the full tax year. Therefore, the determination of tax attributes made on an interim basis for fiscal year end may not be representative of the actual tax attributes determined at tax year end.

For tax purposes, the 2018 dividends totaled $2.07 per share and were comprised of (1) ordinary income totaling approximately $0.739 per share, (2) long term capital gains totaling approximately $1.332 per share, and (3) qualified dividend income totaling approximately $0.121 per share. In addition, 57.99% of each of the ordinary distributions represent interest-related dividends and 37.08% of each of the ordinary distributions represents short-term capital gains dividends. 98.24% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. Of the qualified dividends of $1.9 million, 16.4% are eligible for the dividends received deduction. For tax purposes, the 2017 dividends totaled $1.16 per share and were comprised of (1) ordinary income totaling approximately $0.643 per share, (2) long term capital gains totaling approximately $0.324 per share, and (3) qualified dividend income totaling approximately $0.193 per share. In addition, 88.35% of each of the ordinary distributions represent interest-related dividends and 10.76% of each of the distributions represents short-term capital gains dividends. 94.54% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. Of the qualified dividends of $3.5 million, 23.13% are eligible for the dividends received deduction.

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

The tax character of distributions paid for the tax years ended December 31, 2018 and 2017 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2018	2017
Ordinary income	$11,723	$13,149
Distributions of long term capital gains	21,625	5,101
Distributions on tax basis[1]	$33,348	$18,250

[1]	Includes only those distributions which reduce estimated taxable income.

As of March 31, 2019, CSWC estimates that it has cumulative undistributed taxable income of approximately $19.9 million, or $1.14 per share, that will be carried forward toward distributions to be paid in future periods. We intend to meet the applicable qualifications to be taxed as a RIC in future periods.

The following reconciles net increase in assets resulting from operations to estimated RIC taxable income for the years ended March 31, 2019, 2018 and 2017:

	Years ended March 31,
	2019	2018	2017
Reconciliation of RIC Taxable Income[1]
Net increase in net assets resulting from operations	$33,058	$39,307	$23,474
Net change in unrealized (appreciation) depreciation on investments	11,506	(21,492)	(7,690)
(Expense/loss) income/gain recognized for tax on pass-through entities	223	(403)	986
Gain (loss) recognized for tax on dispositions	761	643	1,248
Net operating loss - management company and taxable subsidiary	(256)	316	1,323
Non-deductible tax expense	881	228	588
Other book tax differences	98	(62)	223
Estimated taxable income (loss) before deductions for distributions	$46,271	$18,537	$20,152
Distributions[2]:
Ordinary	$15,468	$7,020	$932
Capital gains	21,625	930	4,367
Deemed distributions	—	—	—
Distributions payable[2]	—	4,421	7,072
Estimated annual RIC undistributed taxable income	$9,178	$6,166	$7,781

[1]
The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.

[2]	Includes only those distributions which reduce estimated taxable income.

As of March 31, 2019, 2018 and 2017, the components of estimated RIC accumulated earnings on a tax basis were as follows (amounts in thousands):

	Years ended March 31,
Components of RIC Accumulated Earnings on a Tax Basis[1]	2019	2018	2017
Undistributed ordinary income - tax basis	$19,532	$13,427	$11,890
Undistributed net realized gain	384	2,276	3,085
Unrealized appreciation on investments	45,724	57,264	36,481
Other temporary differences	(917)	(321)	(122)
Distributions payable[2]	—	(4,421)	(7,072)
Components of distributable earnings at year-end	$64,723	$68,225	$44,262

[1]
The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.

[2]	Includes only those distributions which reduce estimated taxable income.

As of March 31, 2019, including the RIC and the Taxable Subsidiary, the cost of investments for U.S. federal income tax purposes was $477.8 million, with such investments having a gross unrealized appreciation of $56.6 million and gross unrealized depreciation of $11.6 million.

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

For the tax years ended December 31, 2018, 2017 and 2016, we distributed all long-term capital gains and therefore had no deemed distributions to our shareholders or federal taxes incurred related to such items.

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual cash incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of March 31, 2019, CSMC had a deferred tax asset of approximately $1.8 million. During the year ended March 31, 2019, the deferred tax asset decreased by approximately $0.3 million. As of March 31, 2019, we believe that we will be able to utilize all $1.8 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets. As of March 31, 2018, CSMC had a deferred tax asset of $2.1 million.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of March 31, 2019 and 2018 (amounts in thousands):

	Years ended
	2019	2018
Deferred tax asset:
Net operating loss carryforwards	$132	$487
Compensation	1,020	924
Pension liability	596	617
Net unrealized depreciation on investments	27	—
Other	32	22
Total deferred tax asset	1,807	2,050
Deferred tax liabilities:
Net unrealized appreciation on investments	—	(190)
Total deferred tax liabilities	—	(190)
Total net deferred tax assets	$1,807	$1,860

The above referenced Net Operating Loss was generated in 2015 and expires in 2035.

In addition, we have a wholly-owned taxable subsidiary, or the Taxable Subsidiary, which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that our income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, or benefit, and the related tax assets and liabilities, if any, are reflected in our Consolidated Statement of Operations.

The income tax expense, or benefit, and the related tax assets and liabilities generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the year ended March 31, 2019, we recognized total net income tax expense of $1.0 million, principally consisting of a $0.9 million accrual for excise tax on our estimated undistributed taxable income, a provision for deferred U.S. federal income taxes relating to CSMC of $0.2 million and a $0.1 million benefit relating to the Taxable Subsidiary. For the year ended March 31, 2018, we recognized a total net income tax provision of $0.2 million, principally consisting of a $0.2 million accrual for excise tax on our estimated undistributed taxable income.

Regarding the Tax Reform, the Company has completed all accounting and there are no items reported as provisional amounts. However, the Tax Reform accounting incorporates assumptions made based on the Company's current interpretation of the Tax Act and may change, possibly materially, as the Company receives additional clarification and implementation guidance. In addition, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the Tax Reform, could have a material impact to the Company’s effective tax rate in future periods. Finally, given the significant complexity of the Tax Reform, current guidance from the U.S. Treasury about implementing the Tax Act and any related guidance from the SEC or the FASB may change, which may require us to refine the Company's estimates in the future.

Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2015 through 2018.

The following table sets forth the significant components of the income tax expense as of March 31, 2019, 2018 and 2017 (amounts in thousands):

	Years ended March 31,
Components of Income Tax Expense	2019	2018	2017
Statutory federal income tax	$73	$(91)	$(175)
162(m) limitation	476	710	625
Excise tax	880	228	588
Valuation allowance	—	(1,324)	459
Tax related to Taxable Subsidiary	(109)	—	173
Prior year deferred tax true-up	—	(164)	67
Compensation benefits	(280)	(426)	—
Tax Reform	—	1,246	—
Other	8	16	42
Total income tax expense	$1,048	$195	$1,779

7.     SHAREHOLDERS’ EQUITY

For the year ended March 31, 2019, the Company completed an offering of 700,000 shares of the Company's common stock at a net price of $18.90 per share, which was above NAV per share at the time of the offering. The Company issued 100,000 shares of its common stock to certain institutional investors in a direct registered offering and 600,000 shares of its common stock in a "best efforts" underwritten offering. The total net proceeds of the offerings, before expenses, was approximately $13.2 million. There were no sales of the Company’s equity securities for the year ended March 31, 2018.

On March 4, 2019, the Company entered into separate equity distribution agreements with certain sales agents through which it may offer to sell, from time to time, shares of its common stock having an aggregate offering price of up to $50,000,000 (the "Equity ATM Program"). During the year ended March 31, 2019, the Company sold 263,656 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.47 per share, raising $5.7 million of gross proceeds. Net proceeds were $5.5 million after commissions to the sales agents on shares sold.

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received the Exemptive Order that supersedes the Original Order and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. During the year ended March 31, 2019, the Company repurchased 9,732 shares at an aggregate cost of approximately $0.2 million and a weighted average price per share of $19.18 in connection with the vesting of restricted stock awards. During the year ended March 31, 2018, the Company repurchased 5,080 shares at an aggregate cost of approximately $0.1 million and a weighted average price per share of $16.78 in connection with the vesting of restricted stock awards.

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

During the year ended March 31, 2019, the Company had repurchased a total of 10,452 shares at an average price of $17.72 per share, including commissions paid, leaving approximately $9.2 million available for additional repurchases under the program. During the year ended March 31, 2018, the Company repurchased a total of 35,911 shares at an average price of $16.37 per share, including commissions paid, leaving approximately $9.4 million available for additional repurchases under the program. The following table summarizes the Company’s share repurchases under the program for the years ended March 31, 2019 and 2018:

	Year Ended March 31,
Repurchases of Common Stock	2019	2018
Number of shares repurchased	10,452	35,911
Cost of shares repurchased, including commissions	$185,217	$587,772
Weighted average price per share	$17.72	$16.37
Net asset value per share at quarter end prior to repurchase	$18.84	$18.44
Weighted average discount to net asset value at quarter end prior to repurchase	5.9%	11.2%

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

The total value accretion was six percent of the aggregate appreciation in the Company’s share price from $36.16 to the combined volume-weighted average prices of both CSWC and CSWI stock as of December 29, 2015. The cash component of the

Spin-off Compensation Plan was the difference between the total value accretion and the aggregate value of the awardee’s restricted common stock and non-qualified option awards under the Spin-Off Compensation Plan. The total cash liabilities for three participants under the plan totaled $6.1 million. The final payment of $1.4 million was fully vested on December 29, 2017, and was subsequently paid out in January 2018. As of March 31, 2019, there is no remaining unrecognized expense related to the Spin-off Compensation Plan.

During the year ended March 31, 2019, we did not recognize any expense related to the Spin-off Compensation Plan. During both the years ended March 31, 2018 and 2017, we recognized the cash component of spin-off compensation expense of $0.7 million, which represented the cash component of spin-off compensation for our current employee. During the years ended March 31, 2018 and 2017, we also recorded $0.5 million and $1.9 million, respectively, directly to additional capital for the cash component of spin-off compensation related to the two employees who transferred to CSWI, of which $1.3 million was paid to Kelly Tacke during the year ended March 31, 2017 upon her separation from CSWI. As of March 31, 2019, there is no remaining unrecognized expense related to the cash component of the Spin-Off Compensation Plan.

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

The vesting terms for restricted stock awards previously granted under the Spin-off Compensation Plan are as follows: (1) one-third on December 29, 2015; (2) one-third on December 29, 2016; and (3) one-third on December 29, 2017, subject to accelerated vesting as described above. As of March 31, 2019, there is no remaining unrecognized expense related to the Spin-off Compensation Plan.

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

The following table summarizes the restricted stock available for issuance for the year ended March 31, 2019:

Restricted stock available for issuance as of March 31, 2018	9,777
Additional restricted stock approved under the plan	850,000
Restricted stock granted during the year ended March 31, 2019	(204,400)
Restricted stock forfeited during the year ended March 31, 2019	2,250
Restricted stock available for issuance as of March 31, 2019	657,627

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant, on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant. Due to the Share Distribution, for awards issued prior to the Share Distribution, the Company evaluated (1) the value of the CSWC stock awards prior to the Share Distribution and (2) the combined value of CSWC and CSWI stock awards following the Share Distribution and recorded additional incremental stock based compensation expenses.

For the fiscal years ended March 31, 2019, 2018, and 2017, we recognized total share based compensation expense of $2.2 million, $1.7 million and $1.0 million, respectively, related to the restricted stock issued to our employees and officers.

As of March 31, 2019, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $6.8 million, which will be amortized over the weighted-average vesting period of approximately 2.8 years. Subsequent to the Share Distribution, the compensation expense related to non-vested awards held by employees who are now employed by CSWI is recorded by CSWI.

The following table summarizes the restricted stock outstanding as of March 31, 2019:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2017	294,043	$14.99	3.1
Granted	185,725	16.79	3.6
Vested	(102,605)	15.25	—
Forfeited	(5,000)	14.48	—
Unvested at March 31, 2018	372,163	$15.82	2.9
Granted	204,400	19.19	3.6
Vested	(120,286)	15.86	—
Forfeited	(2,250)	15.60	—
Unvested at March 31, 2019	454,027	$17.33	2.8

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

At March 31, 2019, there are no options to acquire shares of common stock outstanding. At this time, the Compensation Committee does not intend to grant additional options under the 2009 Stock Incentive Plan or request shareholders’ approval of additional stock options to be added under the 2009 Stock Incentive Plan.

At September 30, 2015, in connection with the Share Distribution, we entered into the Employee Matters Agreement, which provided that each option to acquire CSWC common stock that was outstanding immediately prior to September 30, 2015, would be converted into both an option to acquire post-Share Distribution CSWC common stock and an option to acquire CSWI common stock and would be subject to substantially the same terms and conditions (including with respect to vesting and expiration) after the Share Distribution. Certain adjustments, using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the distribution, were made to the exercise price and number of shares of CSWC subject to such awards, with the intention of preserving the economic value of the awards immediately prior to the distribution for all CSWC employees. We compared the fair market value of our stock options on the day of the Share Distribution with the combined fair value of our stock options and CSWI stock options the day after the completion of the Share Distribution. The distribution-related adjustments did not have an impact on compensation expense for the years ended March 31, 2019, 2018 and 2017.

The following table summarizes activity in the 2009 Plan as of March 31, 2019, including adjustments in connection with the Share Distribution:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
2009 Plan
Balance at March 31, 2016	362,513	$ 11.21*
Granted	—	—
Exercised	(131,252)	11.48	$479,177
Canceled/Forfeited	(24,897)	10.56
Balance at March 31, 2017	206,364	11.12
Granted	—	—
Exercised	(10,756)	11.66	$58,081
Canceled/Forfeited	—	—
Balance at March 31, 2018	195,608	11.09
Granted	—	—
Exercised	(195,608)	11.09	$1,563,905
Canceled/Forfeited	—	—
Balance at March 31, 2019	—	$—

* Certain adjustments were made to the exercise price and number of shares of Capital Southwest awards using volumetric weighted-average prices for the 10-day period immediately prior to and immediately following the Share Distribution with the intention of preserving the economic value of the awards immediately prior to the Share Distribution for all Capital Southwest employees.

We recognize compensation cost using the straight-line method for all share-based payments. The fair value of stock options is determined on the date of grant using the Black-Scholes pricing model and is expensed over the requisite service period of the related stock options. Accordingly, for the years ended March 31, 2019, 2018 and 2017, we recognized stock option compensation expense of $38.7 thousand, $154.6 thousand, and $197.9 thousand, respectively, related to the stock options held by our employees and officers. As of March 31, 2019, there is no remaining unrecognized compensation expense related to stock options.

At March 31, 2019, there are no remaining options outstanding. During the year ended March 31, 2019, no options were granted, 11,750 options vested with a total fair value of approximately $0.1 million and 195,608 options were exercised with an average exercise price of $11.09.

At March 31, 2018, the range of exercise prices was $7.55 to $11.66 and the weighted-average remaining contractual life of outstanding options was 5.6 years. The total number of options exercisable under both the 2009 Plan and the 1999 Plan at March 31, 2018, was 183,658 shares with a weighted-average exercise price of $11.07. During the year ended March 31, 2018, no options were granted, 69,272 options vested with a total fair value of approximately $0.4 million and 10,756 options were exercised with an average exercise price of $11.66.

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

There are currently no individual cash incentive awards outstanding as of March 31, 2019 and no remaining liability for individual cash incentive awards at March 31, 2019. During the year ended March 31, 2019, payments in the amount of $0.3 million were made to vested employees. During the year ended March 31, 2018, no payments were made. The estimated liability for individual cash incentive awards was $0.3 million at March 31, 2018.

There were no individual cash incentive awards granted during the year ended March 31, 2019. The Compensation Committee does not intend to grant additional individual cash incentive awards in the future.

Weighted
Average
		Weighted	Remaining
	Number of	Average Grant	Vesting Term
Individual Cash Incentive Awards	Shares	Price Per Share	(in Years)
Unvested at March 31, 2018	48,000	$47.03	0.6
Granted	—	—	—
Vested	(48,000)	47.03	—
Forfeited or expired	—	—	—
Unvested at March 31, 2019	—	$—	—

10.     OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015.  All full-time employees are eligible to participate in the 401K Plan.  The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility.  We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During each of the years ended March 31, 2019, 2018 and 2017, we made matching contributions of approximately $0.1 million.

11.     RETIREMENT PLANS

Until the Share Distribution, CSWC sponsored a qualified defined benefit pension plan which covered its employees and employees of certain of its controlled affiliates. In connection with the Share Distribution, we entered into an Employee Matters Agreement with CSWI on September 8, 2015, which was amended and restated on September 14, 2015. Under the Employee Matters Agreement, CSWC and CSMC withdrew as participating employers in the Plan and CSWI became the Sponsoring Employer of the Qualifed Retirement Plan and assumed all the liabilities, assets and future funding obligations for providing benefits for the covered Participants in the Qualified Retirement Plan.

Additionally, CSWC sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan that provides for the payment, upon retirement, of the difference between the maximum annual payment permissible under the qualified retirement plan pursuant to federal limitations and the amount which would otherwise have been payable under the qualified plan. The Company retained all liabilities associated with benefits accrued under the Restoration Plan on behalf of individuals who remain employees of the Company or CSMC following September 30, 2015 or who terminated employment prior to September 30, 2015 with vested benefits under the Restoration Plan. Unvested accrued benefits under the Restoration Plan were forfeited as of September 30, 2015. The Restoration Plan is a frozen plan under which no new service cost is being accrued by plan participants.

The following tables set forth the retirement restoration plan’s net pension benefit and benefit obligation amounts at March 31, 2019, 2018 and 2017, as well as amounts recognized in our consolidated statements of assets and liabilities at March 31, 2019 and 2018 (amounts in thousands):

	Years ended March 31,
	2019	2018	2017
Net pension cost
Interest cost on projected benefit obligation	$113	$116	$125
Net amortization	46	48	47
Net pension cost from restoration plan	$159	$164	$172

	Years ended March 31,
	2019	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$2,937	$3,020	$3,061
Interest cost	113	116	125
Actuarial loss	232	11	41
Benefits paid	(209)	(210)	(207)
Benefit obligation at end of year	$3,073	$2,937	$3,020

	Years ended March 31,
	2019	2018
Amounts recognized in our Consolidated Statements of Assets and Liabilities
Projected benefit obligation	$(3,073)	$(2,937)
Net actuarial loss recognized as a component of equity	1,000	813
Total	$(2,073)	$(2,124)

Accumulated benefit obligation	$(3,073)	$(2,937)

The estimated net actuarial loss that will be amortized from equity into net pension cost during 2020 is approximately $31.0 thousand.

The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years ended March 31,
	2019	2018	2017
Discount rate	3.75%	4.00%	4.00%

The following assumptions were used in estimating the net periodic (income)/expense:

	Years ended March 31,
	2019	2018	2017
Discount rate	4.00%	4.00%	4.00%

Following are the expected benefit payments for the next five years and in the aggregate for the years 2025-2029 (amounts in thousands):

	2020	2021	2022	2023	2024	2025-2029
Restoration Plan	$223	$238	$242	$238	$235	$1,096

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

		March 31,	March 31,
		2019	2018
Portfolio Company	Investment Type	(amounts in thousands)
I-45 SLF LLC	Equity Investment	$—	$3,200
Adams Publishing Group, LLC	Delayed Draw Term Loan	1,731	—
American Nuts Operations LLC	Term Loan C	438	—
ASC Ortho Management Company, LLC	Revolving Loan	1,500	—
Clickbooth.com, LLC	Revolving Loan	2,000	2,000
Danforth Advisors, LLC	Revolving Loan	1,000	—
Dynamic Communities, LLC	Revolving Loan	500	—
Environmental Pest Service Management Company, LLC	Delayed Draw Term Loan	525	—
Fast Sandwich, LLC	Revolving Loan	4,150	—
ITA Holdings Group, LLC	Revolving Loan	1,000	2,000
JVMC Holdings Corp.	Delayed Draw Term Loan	848	—
LGM Pharma, LLC	Delayed Draw Term Loan	—	900
Prism Spectrum Holdings LLC	Revolving Loan	—	1,500
Roseland Management, LLC	Revolving Loan	2,000	—
Zenfolio Inc.	Revolving Loan	2,000	2,000
Total unused commitments to extend financing		$17,692	$11,600

As of March 31, 2019, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2019, the Company had $3.4 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2020. As of March 31, 2019, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

We lease office space under an operating lease which requires annual base rentals of approximately $250 thousand. For each of the three years ended March 31, 2019, total rental expense was $233 thousand, and the rent commitments for the next five years as of March 31, 2019 are as follows (amounts in thousands):

Year ending March 31,	Rent Commitment
2020	$257
2021	266
2022	248
2023	—
2024	—
Thereafter	—
Total	$771

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

13.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2019 and 2018 (in thousands except per share amounts):

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$4,617	$5,546	$6,675	$6,872	$23,710
Net realized gain on investments	18,819	94	1,883	58	20,854
Net change in unrealized appreciation on investments, net of tax	(11,783)	948	(4,238)	3,567	(11,506)
Net increase in net assets from operations	11,653	6,588	4,320	10,497	33,058
Net investment income per share	0.29	0.34	0.39	0.40	1.42
Net increase in net assets from operations per share	0.72	0.40	0.25	0.61	1.98

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$3,436	$3,937	$4,663	$4,197	$16,233
Net realized gain on investments	624	210	617	131	1,582
Net change in unrealized appreciation on investments, net of tax	1,384	4,496	4,963	10,649	21,492
Net increase in net assets from operations	5,444	8,643	10,243	14,977	39,307
Net investment income per share	0.21	0.25	0.29	0.26	1.01
Net increase in net assets from operations per share	0.34	0.54	0.64	0.93	2.45
14.     RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During the years ended March 31, 2019 and 2018, we received management and other fees from certain of our portfolio companies totaling $0.3 million and $0.4 million, respectively, which were recognized as fees and other income on the Consolidated Statements of Operations. Additionally, as of March 31, 2019 and 2018, we had dividends receivable from I-45 SLF LLC of $2.5 million and $2.2 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

15.     SUBSEQUENT EVENTS

On May 23, 2019, the Company entered into an Incremental Assumption Agreement, which increased the total commitments under the Credit Facility, by $25 million. The increase was executed under the accordion feature of the Credit Facility and increased total commitments from $270 million to $295 million.

On May 30, 2019,  the Company’s Board of Directors declared a total dividend of $0.49 per share, comprised of a regular dividend of $0.39 and a supplemental dividend of $0.10, for the quarter ended June 30, 2019.  The record date for the dividend is June 14, 2019. The payment date for the dividend is June 28, 2019.

16.     SELECTED PER SHARE DATA AND RATIOS

The following presents a summary of the selected per share data for the years ended March 31, 2015 through 2019 (in thousands except per share amounts):

	Years Ended March 31,
Per Share Data:	2019	2018	2017	2016	2015
Investment income[1]	$3.10	$2.18	$1.48	$0.58	$0.64
Operating expenses[1]	(1.62)	(1.16)	(0.87)	(1.34)	(0.78)
Income taxes[1]	(0.06)	(0.01)	(0.11)	0.08	(0.02)
Net investment income (loss)[1]	1.42	1.01	0.50	(0.68)	(0.16)
Net realized gain (loss)[1]	1.24	0.10	0.50	(0.88)	7.06
Net change in unrealized appreciation on investments[1]	(0.68)	1.34	0.49	1.02	(6.96)
Total increase (decrease) from investment operations	1.98	2.45	1.49	(0.54)	(0.06)
Dividends to shareholders	(2.27)	(0.99)	(0.79)	(0.14)	(0.20)
Distribution from additional capital for spin-off	—	—	—	(1.67)	—
Spin-off Compensation Plan distribution, net of tax	—	(0.03)	(0.08)	(0.08)	—
Decrease in unrealized appreciation due to distributions to CSWI	—	—	—	(29.15)	—
Exercise of employee stock options[2]	(0.12)	0.01	(0.09)	0.03	(0.04)
Forfeiture (issuance) of restricted stock[3]	(0.23)	(0.18)	(0.15)	(0.49)	(0.40)
Accretive (dilutive) effect of share issuances and repurchases	0.06	(0.04)	—	—	—
Share based compensation expense	0.13	0.11	0.08	0.08	0.07
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.01)	(0.01)	—	—	—
Net change in pension plan funded status	(0.01)	(0.05)	—	—	(0.05)
Other[4]	0.01	0.01	—	—	—
Increase (decrease) in net asset value	(0.46)	1.28	0.46	(31.96)	(0.68)
Net asset value
Beginning of year	19.08	17.80	17.34	49.30	49.98
End of year	$18.62	$19.08	$17.80	$17.34	$49.30
Ratios and Supplemental Data
Ratio of operating expenses to average net assets[5]	8.61%	6.35%	4.95%	4.48%	1.59%
Ratio of net investment income to average net assets	7.53%	5.51%	2.83%	(2.27)%	(0.32)%
Portfolio turnover	23.38%	25.42%	23.57%	4.20%	0.93%
Total investment return[6]	38.34%	6.61%	27.88%	(20.71)%	8.40%
Total return based on change in NAV[7]	9.49%	12.75%	7.21%	(2.15)%	(0.96)%
Per share market value at end of year	$21.04	$17.02	$16.91	$13.87	$46.42
Weighted-average basic shares outstanding	16,727	16,074	15,825	15,636	15,492
Weighted-average fully diluted shares outstanding	16,734	16,139	15,877	15,724	15,531
Common shares outstanding at end of year	17,503	16,162	16,011	15,726	15,565

[1]	Based on weighted-average basic shares outstanding for the period.

[2]	Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

[3]	Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

[4]
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end.

[5]	Amounts for fiscal 2015 are based on average net assets prior to the Share Distribution.

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

At March 31, 2019 and 2018, our investment in Media Recovery, Inc. exceeded the 10% threshold in at least one of the tests under Rule 4-08(g) of Regulation S-X.  At March 31, 2019 and 2018, our investment in Media Recovery, Inc. did not exceed the 20% threshold in at least one of the tests under Rule 3-09 of Regulation S-X. However, at March 31, 2017, our investment in Media Recovery, Inc. exceeded the 10% and 20% thresholds in at least one of the tests under Rule 3-09 of Regulation S-X. Accordingly, we amended our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and March 31, 2018 to include the financial statements of Media Recovery, Inc. in December 2017 and 2018, respectively, within 90 days of Media Recovery, Inc.'s fiscal year end. We will amend this Annual Report on Form 10-K to include the financial statements of Media Recovery, Inc. to the extent required.

Below is certain selected key financial data from Media Recovery, Inc.'s Balance Sheet at March 31, 2019 and 2018 and the twelve months ended March 31, 2019,  2018 and 2017 Income Statement (amounts in thousands).

	March 31, 2019	March 31, 2018
Current Assets	$8,489	$8,391
Non-Current Assets	23,527	24,727
Current Liabilities	3,089	2,559
Non-Current Liabilities	1,627	2,228

	Twelve Months Ended March 31,
	2019	2018	2017
Revenue	$22,346	$22,242	$19,571
Income from continuing operations	2,124	2,673	1,100
Net income	2,124	2,673	1,100

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street Capital to form I-45 SLF LLC. I-45 SLF LLC began investing in UMM syndicated senior secured loans during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF LLC totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street Capital, all of which was funded as of March 31, 2019.  CSWC owns 80% of I-45 SLF LLC and has a profits interest of 75.6%, while Main Street Capital owns 20% and has a profits interest of 24.4%.  I-45 SLF LLC’s Board of Managers make all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital.

As of March 31, 2019 and 2018, I-45 SLF LLC had total assets of $246.5 million and $233.4 million, respectively. I-45 SLF LLC had approximately $237.5 million and $220.8 million of credit investments at fair value as of March 31, 2019 and 2018, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of March 31, 2019 and 2018, approximately $0.9 million and $3.2 million, respectively, of the credit investments were unsettled trades. For the years ended March 31, 2019 and 2018, I-45 SLF LLC declared total dividends of $12.4 million and $11.9 million, respectively.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. This facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity.  Borrowings under the facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2018, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. Under the I-45 credit facility, $160.0 million has been drawn as of March 31, 2019.

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of March 31, 2019 and 2018:

I-45 SLF LLC Loan Portfolio as of March 31, 2019

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%), 4.00% PIK	$7,375,229	$7,253,490	$6,822,087
		First Lien	3/31/2020	L+11.00% (Floor 1.00%)	949,844	940,346	959,343
Allen Media, LLC	Media, marketing & entertainment	First Lien	8/30/2023	L+6.50% (Floor 1.00%)	5,642,857	5,496,176	5,480,625
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,625,000	2,604,634	2,611,875
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	6,881,388	6,641,473	4,515,911
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	1,817,558	1,795,449	1,691,420
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,688,923	4,665,710	4,454,477
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,829,887	6,802,221	6,616,487
Chloe Ox Parent, LLC (Censeo Health)	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,148,000	5,105,429	5,148,000
CMN.com, LLC	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	9,431,480	9,347,289	9,431,480
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	8,002,967	7,997,848	7,802,893
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.50%	5,000,000	4,951,736	4,987,500
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/31/2024	L+6.50% (Floor 1.00%)	6,562,500	6,508,367	6,439,453
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,256,250	6,149,119	6,256,250
iEnergizer Limited	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	7,307,444	7,300,086	7,307,444
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000,000	2,968,111	2,700,000
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,940,000	2,920,233	2,892,225

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate[1]	Principal	Cost	Fair Value[2]
Integro Parent Inc.	Business services	First Lien	10/28/2022	L+5.75% (Floor 1.00%)	4,838,924	4,746,329	4,838,924
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	3,847,499	3,812,532	3,857,137
Isagenix International, LLC	Healthcare products	First Lien	6/16/2025	L+5.75% (Floor 1.00%)	2,062,501	2,044,219	1,851,095
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,920,000	7,855,060	7,920,000
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	3,325,000	3,292,962	3,308,375
Lift Brands, Inc.	Consumer services	First Lien	4/16/2023	L+7.00% (Floor 1.00%)	4,950,000	4,898,080	4,742,100
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	6,016,500	5,972,674	6,061,624
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,693,750	6,647,863	6,246,106
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+7.00% (Floor 1.00%)	4,034,090	3,940,388	3,913,068
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%)	4,987,500	4,894,986	4,987,500
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,887,500	2,845,678	2,844,188
New Era Technology, Inc.[3]	Software & IT services	First Lien	6/22/2023	L+6.50% (Floor 1.00%)	4,407,251	4,336,247	4,349,076
		Delayed Draw Term Loan	6/22/2023	L+6.50% (Floor 1.00%)	221,013	221,551	218,095
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	9,311,991	9,298,489	9,277,071
Nomad Buyer, Inc.	Healthcare services	First Lien	8/1/2025	L+5.00%	2,985,000	2,821,449	2,906,644
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,946,868	4,830,392	4,857,206
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,394,363	6,369,724	6,170,560
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,859,916	4,833,425	4,762,717
PT Network, LLC4	Healthcare products	First Lien	11/30/2021	L+5.50% (Floor 1.00%)	4,369,332	4,369,332	4,125,086
STL Parent Corp. (American Railcar)	Transportation & logistics	First Lien	12/5/2022	L+7.00%	3,975,000	3,846,305	3,855,750
Tacala, LLC	Consumer products & retail	Second Lien	1/30/2026	L+7.00%	3,000,000	2,986,989	2,994,750
Teleguam Holdings, LLC	Telecommunications	Second Lien	7/25/2024	L+8.50% (Floor 1.00%)	2,000,000	1,969,537	2,012,500

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate[1]	Principal	Cost	Fair Value[2]
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.75% (Floor 1.00%)	7,526,019	7,478,308	7,488,389
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,803,961	4,773,980	4,765,530
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500,000	2,469,503	2,400,000
The Hoover Group, Inc.	Energy services (midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	6,436,593	6,335,553	6,243,495
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,910,038	4,879,401	4,928,450
Turning Point Brands, Inc.	Consumer products & retail	Second Lien	3/7/2024	L+7.00%	3,000,000	2,973,482	3,030,000
UniTek Global Services, Inc.	Telecommunications	First Lien	8/20/2024	L+5.50% (Floor 1.00%)	2,985,000	2,959,958	2,958,135
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	6,844,420	6,777,409	6,660,510
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,500,000	4,485,268	4,207,500
Wireless Vision Holdings, LLC[4]	Telecommunications	First Lien	9/29/2022	L+8.50% (Floor 1.00%), 1.00% PIK	7,865,229	7,753,144	7,778,711
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,937,500	4,893,176	4,869,609
Total Investments						$242,061,110	$237,547,371

[1]
Represents the interest rate as of March 31, 2019. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“Prime”) which reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime in effect at March 31, 2019.  Certain investments are subject to a LIBOR or Prime interest rate floor.

[2]
Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of the Joint Venture. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

[3]	The investment has approximately $0.3 million in an unfunded delayed draw commitment as of March 31, 2019.

[4]	The investment is structured as a first lien last out term loan and may earn interest in addition to the stated rate.

I-45 SLF LLC Loan Portfolio as of March 31, 2018

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%)	$7,568,046	$7,413,688	$7,700,487
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,775,000	2,746,293	2,761,125
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	7,287,370	6,938,866	7,285,548
Ansira Holdings, Inc.[3]	Business services	First Lien	12/20/2022	L+6.50% (Floor 1.00%)	3,878,182	3,847,470	3,868,486
		Delayed Draw	12/20/2022	L+6.50% (Floor 1.00%)	315,316	310,799	314,527
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	3,557,227	3,503,722	3,552,781
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,836,742	4,801,504	4,498,170
Beaver-Visitec International Holdings, Inc.	Healthcare products	First Lien	8/21/2023	L+5.00% (Floor 1.00%)	4,925,000	4,886,584	4,949,625
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,899,937	6,863,761	6,775,739
Chloe Ox Parent, LLC (Censeo Health)	Healthcare services	First Lien	12/31/2024	L+5.00% (Floor 1.00%)	5,200,000	5,149,500	5,265,000
CMN.com, LLC	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	8,742,126	8,645,306	8,742,126
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	8,002,967	7,995,112	8,002,967
Go Wireless Holdings, Inc.	Retail	First Lien	12/31/2024	L+6.50% (Floor 1.00%)	6,912,500	6,845,573	6,903,859
Highline Aftermarket Acquisition, LLC	Automobile	First Lien	3/17/2024	L+4.25% (Floor 1.00%)	2,856,595	2,844,340	2,860,166
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,500,000	6,370,152	6,370,152
iEnergizer Limited	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	6,550,375	6,421,048	6,558,563
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000,000	2,960,563	2,760,000
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,970,000	2,945,028	2,957,021
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	4,888,924	4,768,810	4,888,924
iPayment Holdings, Inc.	Financial services	First Lien	4/11/2023	L+5.00% (Floor 1.50%)	4,987,500	4,987,500	5,049,844

KeyPoint Government Solutions, Inc.	Business services	First Lien	4/18/2024	L+6.00% (Floor 1.00%)	4,750,000	4,708,981	4,750,000
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/22/2024	L+5.75% (Floor 1.00%)	4,528,716	4,484,992	4,551,360
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,868,750	6,810,137	6,854,429
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/23/2022	L+7.00% (Floor 1.00%)	4,374,999	4,254,636	4,506,249
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,962,500	2,911,071	2,973,609
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	8,822,598	8,799,522	8,880,518
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	4,960,013	4,938,405	5,022,013
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,925,000	4,889,928	4,900,375
Polycom, Inc.	Telecommunications	First Lien	9/27/2023	L+5.25% (Floor 1.00%)	5,234,833	5,234,833	5,287,182
Prepaid Legal Services, Inc.	Consumer services	First Lien	7/1/2019	L+5.25% (Floor 1.25%)	3,860,938	3,859,187	3,860,938
		Second Lien	7/1/2020	L+9.00% (Floor 1.25%)	405,000	398,614	405,000
PT Network, LLC[4]	Healthcare products	First Lien	11/30/2021	L+6.50% (Floor 1.00%)	4,425,133	4,425,133	4,425,133
Redwood Ahead Acquisition, LLC	Business services	First Lien	11/2/2020	L+ 6.50%	2,811,484	2,767,547	2,829,056
Solaray, LLC[5]	Consumer services	First Lien	9/8/2023	L+6.50% (Floor 1.00%)	6,308,205	6,263,089	6,308,205
		Delayed Draw	9/8/2023	L+6.50% (Floor 1.00%)	1,784,890	1,768,866	1,784,890
Tacala, LLC	Consumer products & retail	Second Lien	1/31/2026	L+7.00%	3,000,000	2,985,089	3,063,765
Teleguam Holdings , LLC	Telecommunications	Second Lien	4/12/2024	L+8.50% (Floor 1.00%)	2,000,000	1,963,812	2,015,000
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.25% (Floor 1.00%)	7,776,019	7,715,978	7,834,339
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,952,674	4,911,727	4,952,674
TGP Holdings III LLC[6]	Durable consumer goods	First Lien	9/25/2024	L+5.00% (Floor 1.00%)	1,720,169	1,701,604	1,736,296
		Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500,000	2,464,804	2,537,500
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,947,519	4,908,622	4,935,150

Turning Point Brands, Inc.	Consumer products & retail	Second Lien	3/7/2024	L+7.00% (Floor 1.00%)	3,000,000	2,970,120	3,060,000
UniTek Global Services, Inc.	Telecommunications	First Lien	1/13/2019	L+8.50% (Floor 1.00%)	4,584,809	4,584,809	4,584,809
US Joiner Holding Company (IMECO and RAACI)	Transportation & logistics	First Lien	4/16/2020	L+6.00% (Floor 1.00%)	4,459,182	4,425,102	4,436,886
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	7,643,991	7,550,843	7,441,425
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,750,000	4,730,480	4,804,934
Total Investments						$218,673,550	$220,806,845

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

At March 31, 2019, our investment in I-45 SLF LLC exceeded the 10% threshold in at least one of the tests under Rule 4-08(g) of Regulation S-X. At March 31, 2019 and 2018, our investment in I-45 SLF LLC did not exceed the 20% threshold in at least one of the tests under Rule 3-09 of Regulation S-X. However, our investment in I-45 SLF LLC did exceed the 20% threshold in at least one of the tests under Rule 3-09 of Regulation S-X as of March 31, 2017. Accordingly, we have included as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 the financial statements of I-45 SLF LLC. Below is certain summarized financial information for I-45 SLF LLC as of March 31, 2019 and 2018 and for the years ended March 31, 2019, 2018 and 2017 (amounts in thousands):

	March 31, 2019	March 31, 2018
Selected Balance Sheet Information:
Investments, at fair value (cost $242,061 and $218,674)	$237,547	$220,807
Cash and cash equivalents	6,406	9,317
Due from broker	—	330
Deferred financing costs	1,615	2,111
Interest receivable	979	813
Total assets	$246,547	$233,378

Senior credit facility payable	$160,000	$143,000
Payable for unsettled transactions	940	3,213
Other liabilities	3,606	3,119
Total liabilities	$164,546	$149,332
Members’ equity	82,001	84,046
Total liabilities and net assets	$246,547	$233,378

	Years Ended March 31,
	2019	2018	2017
Selected Statement of Operations Information:
Total revenues	$21,397	$17,066	$12,542
Total expenses	8,759	6,613	4,400
Net investment income	12,638	10,453	8,142
Net unrealized appreciation (depreciation)	(6,647)	(615)	3,370
Net realized gains	400	1,660	1,653
Net increase in members’ equity resulting from operations	$6,391	$11,498	$13,165

SCHEDULE 12-14

Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2018	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2019
Control Investments
I-45 SLF LLC	80% LLC equity interest	$9,401	$67,113	$—	$(4,570)	$3,200	$—	$65,743
Prism Spectrum Holdings, LLC	First lien	1,325	4,241	—	233	8,987	—	13,461
	Revolving loan	81	490	34	—	1,476	(2,000)	—
	96,498.32 Class A units	—	1,692	—	—	4,847	—	6,539
Media Recovery, Inc.	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock	536	6,371	—	1,424	—	—	7,795
	4,000,002 shares common stock	2,682	36,751	—	8,214	—	—	44,965
TitanLiner	1,189,609 shares Series B convertible preferred stock (6% PIK)	29	11,362	6,913	(8,436)	29	(9,868)	—
	339,277 shares Series A convertible preferred stock	—	11,928	11,706	(8,724)	—	(14,910)	—
Total Control Investments		$14,054	$139,948	$18,653	$(11,859)	$18,539	$(26,778)	$138,503

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2018	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2019
Affiliate Investments
Chandler Signs, LP	Senior subordinated debt (12.00% cash, 1.00% PIK)	$609	$4,376	$—	$43	$61	$—	$4,480
	1,500,000 units of Class A-1 common stock	—	1,934	—	3	—	—	1,937
Dynamic Communities, LLC	First lien	872	—	—	108	11,004	(140)	10,972
	Revolving loan	2	—	—	4	(4)	—	—
	2,000,000 Preferred units	—	—	—	849	2,000	—	2,849
Elite SEM, Inc.	First lien	1,082	17,500	77	79	2,446	(20,102)	—
	1,443 Investment Units (Preferred)	82	1,879	—	(87)	716	(2,508)	—
ITA Holdings Group, LLC	First lien - Term Loan	1,130	9,314	—	(58)	75	(1,856)	7,475
	First lien - Term B Loan	195	—	—	67	3,800	(38)	3,829
	Revolving loan	152	—	—	31	3,219	(1,250)	2,000
	Delayed draw term loan	171	1,470	—	—	3	(1,473)	—
	First Lien - PIK Note A	2	—	—	313	1,692	—	2,005
	First Lien - PIK Note B	—	—	—	(10)	89	—	79
	Warrants	—	—	—	1,018	539	—	1,557
	9.25% Class A membership interest	—	1,500	—	(577)	—	—	923
Roseland Management, LLC	First lien	417	—	—	172	10,328	(26)	10,474
	Revolving loan	6	—	—	32	(32)	—	—
	10,000 Class A Units	—	—	—	487	1,000	—	1,487
SIMR, LLC	First lien	796	—	—	71	11,478	(146)	11,403
	5,724,000 Class B Common units	—	—	—	—	5,724	—	5,724

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2018	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2019
Zenfolio Inc.	First lien	1,695	13,325	—	(78)	53	(135)	13,165
	Revolving loan	14	—	—	(4)	4	—	—
	190 shares of common stock	—	1,900	—	(1,354)	—	—	546
Total Affiliate Investments		$7,225	$53,198	$77	$1,109	$54,195	$(27,674)	$80,905
Total Control & Affiliate Investments		$21,279	$193,146	$18,730	$(10,750)	$72,734	$(54,452)	$219,408

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

(4)
Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include movement of an existing portfolio out of this category and into a different category.

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

We completed an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective to provide the reasonable assurance described above. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2019. RSM US, LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019, as stated in its report which is included in Item 8 of Part II of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2019 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2019, and is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by this Item 11 will be contained in the definitive proxy statement relating to our 2019 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2019, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in the definitive proxy statement relating to our 2019 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2019, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the definitive proxy statement relating to our 2019 annual meeting of shareholders under the headings of “Certain Relationships and Related Transactions” and “Corporate Governance” to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2019, and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the definitive proxy statement relating to our 2019 annual meeting of shareholders under the heading of “Ratification and Appointment of Independent Registered Public Accounting Firm for the Year Ended March 31, 2019” to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2019, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.          Consolidated Financial Statements

2.           Consolidated Financial Statement Schedule

Page
Schedule of Investments in and Advances to Affiliates for the Year Ended March 31, 2019	119

3.           Exhibits

Exhibit No.	Description
2.1	Distribution Agreement, dated September 8, 2015, between the Company and CSW Industrials, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 814-00061) filed on September 14, 2015).

3.1
Articles of Incorporation, dated April 19, 1961, including amendments dated June 30, 1969, July 20, 1987, April 23, 2007 and July 15, 2013 (incorporated by reference to Exhibit (a) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

3.3	Amendment to Second Amended and Restated Bylaws of Capital Southwest Corporation (Incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 814-00061) filed April 25, 2019).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 811-01056) filed on June 14, 2002).

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

Exhibit No.	Description
10.2+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.3+	Capital Southwest Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Form 10-K (File No. 811-01056) filed on June 16, 2000).

10.4+	Severance Pay Agreement with William M. Ashbaugh (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 811-01056) filed on July 19, 2005).

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

10.8+	Joseph B. Armes Revised Offer Letter (incorporated by reference to Exhibit 99.2 to Form 8-K (File No. 814-00061) filed on May 17, 2013).

10.9+	Capital Southwest Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 814-00061) filed on August 5, 2011).

10.10+	First Amendment to the Capital Southwest Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

10.11+	Second Amendment to the Capital Southwest Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on August 12, 2015).

10.12+	Third Amendment to the Capital Southwest Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.13+	Capital Southwest Corporation 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 814-00061) filed on August 5, 2011).

10.14+	First Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

10.15+	Second Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed August 12, 2015).

10.16+	Third Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.17+	Capital Southwest Corporation Amended and Restated 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 99.1 to Form S-8 (File No. 333-227117) filed on August 30, 2018).

10.18+	Form of Restricted Stock Award Agreement under the 2010 Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

10.19+	Form of Non-Qualified Stock Option Agreement under the 2009 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

10.20+	Form of Cash Incentive Award Agreement (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

10.21	Tax Matters Agreement, dated September 8, 2015, between the Company and CSW Industrials, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on September 14, 2015).

10.22+
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

10.24+
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

10.33+	Form of Amended and Restated Cash Incentive Award Agreement (Executive Compensation Plan) (incorporated by reference to Exhibit 10.13 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.34	I-45 SLF LLC Agreement dated September 9, 2015 (incorporated by reference to Exhibit 10.14 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.35
Guarantee, Pledge and Security Agreement dated August 30, 2016, among the Company, the subsidiary guarantors thereto, ING Capital LLC, and each financing agent and designated indebtedness holder thereto (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed on September 2, 2016).

10.36
Amended and Restated Guarantee, Pledge and Security Agreement dated as of December 21, 2018 among Capital Southwest Corporation, as Borrower, the Subsidiary Guarantors party hereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders, each Financing Agent and Designated Indebtedness Holder party hereto and ING Capital, LLC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed on December 21, 2018).

10.37
Senior Secured Revolving Credit Agreement dated August 30, 2016, among the Company, the lenders party thereto, ING Capital LLC and Texas Capital Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on September 2, 2016).

10.38
Amended and Restated Senior Secured Revolving Credit Agreement dated as of December 21, 2018 among Capital Southwest Corporation, as Borrower, the Lenders party hereto, ING Capital LLC, as Administrative Agent, Arranger and Bookrunner and Texas Capital Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on December 21, 2018).

10.39
Incremental Assumption Agreement, dated August 18, 2017, among the Company, ING Capital LLC and LegacyTexas Bank (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.40
Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated November 16, 2017, among the Company, the lenders party thereto, ING Capital LLC and the subsidiary guarantors thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on November 17, 2017).

10.41
Incremental Assumption Agreement, dated April 16, 2018, among the Company, ING Capital LLC and Hitachi Capital America Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on April 17, 2018).

Exhibit No.	Description

10.42
Incremental Assumption Agreement, dated as of May 11, 2018 among Capital Southwest Corporation, as Borrower, and ING Capital LLC, as Administrative Agent and Increasing Lender (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on May 14, 2018).

10.43
Incremental Assumption Agreement dated as of May 23, 2019 among Capital Southwest Corporation, as Borrower, ING Capital LLC, as Administrative Agent, and Mutual of Omaha Bank, as Assuming Lender (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on May 23, 2019).

10.44
Master Reimbursement Agreement, dated as of May 9, 2018, by and between Capital Southwest Corporation, as Borrower, and ING Capital LLC, as Issuer (incorporated by reference to Exhibit 10.40 to Form 10-K (File No. 814-00061) filed on June 5, 2018).

10.45
Amended and Restated Administration Agreement, dated March 9, 2017, between the Company and Capital Southwest Management Corporation (incorporated by reference to Exhibit (k)(3) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

10.46
Custody Agreement, dated August 30, 2016, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit (j)(1) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

10.47
Custody Control Agreement, dated August 30, 2016, between the Company, ING Capital LLC and U.S. Bank National Association (incorporated by reference to Exhibit (j)(2) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

10.48
Document Custody Agreement, dated August 30, 2016, between the Company, ING Capital LLC and U.S. Bank National Association (incorporated by reference to Exhibit (j)(3) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

10.49	Form of Equity Distribution Agreement (incorporated by reference to Exhibit (h)(4) to Registration Statement on Form N-2 (Reg. No- 220385) filed on March 4, 2019).

14	Code of Ethics (incorporated by reference to Exhibit (r) to Registration Statement on Form N-2 (Reg. No- 220385) filed on September 8, 2017).

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – RSM US LLP (relating to the Company).

23.2*	Consent of Independent Auditor – Grant Thornton LLP (relating to the Company).

23.3*	Consent of Independent Auditor – RSM US LLP (relating to I-45 SLF LLC).

31.1*	Certification of Chairman of the Board and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*^	Certification of Chairman of the Board and President required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1*	Audited Consolidated Financial Statements of I-45 SLF LLC as of March 31, 2019 and 2018 and for the years ended March 31, 2019, 2018 and 2017.

* Filed herewith.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION
By:	/s/ Bowen S. Diehl
Bowen S. Diehl President and Chief Executive Officer

Date:  June 4, 2019

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David R. Brooks	Chairman of the Board	June 4, 2019
David R. Brooks

/s/ Christine S. Battist	Director	June 4, 2019
Christine S. Battist

/s/ Jack D. Furst	Director	June 4, 2019
Jack D. Furst

/s/ T. Duane Morgan	Director	June 4, 2019
T. Duane Morgan

/s/ William Thomas III	Director	June 4, 2019
William Thomas III

/s/ John H. Wilson	Director	June 4, 2019
John H. Wilson

/s/ Bowen S. Diehl	President and Chief Executive Officer	June 4, 2019
Bowen S. Diehl

/s/ Michael S. Sarner	Chief Financial Officer	June 4, 2019
Michael S. Sarner	(Chief Financial/Accounting Officer)