Form 10-Q
period 2019-06-30
CAPITAL SOUTHWEST CORP
filed 2019-08-06
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,697,057 shares of Common Stock, $0.25 value per share, as of August 2, 2019.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	June 30,	March 31,
	2019	2019
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $334,669 and $305,596, respectively)	$331,045	$304,663
Affiliate investments (Cost: $80,790 and $79,277, respectively)	83,625	80,905
Control investments (Cost: $73,415 and $93,182, respectively)	118,821	138,503
Total investments (Cost: $488,874 and $478,055, respectively)	533,491	524,071
Cash and cash equivalents	11,969	9,924
Receivables:
Dividends and interest	10,105	9,252
Escrow	418	370
Other	1,099	1,244
Income tax receivable	143	183
Deferred tax asset	1,672	1,807
Debt issuance costs (net of accumulated amortization of $1,998 and $1,814, respectively)	3,401	3,364
Other assets	1,878	1,628
Total assets	$564,176	$551,843

Liabilities
Notes (Par value: $77,136 and $77,136, respectively)	$75,440	$75,099
Credit facility	151,000	141,000
Other liabilities	5,688	6,708
Accrued restoration plan liability	3,048	3,073
Deferred tax liability	186	—
Total liabilities	235,362	225,880

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 25,000,000 shares; issued, 20,036,569 shares at June 30, 2019 and 19,842,528 shares at March 31, 2019	5,009	4,961
Additional paid-in capital	285,925	281,205
Total distributable earnings	61,817	63,734
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	328,814	325,963
Total liabilities and net assets	$564,176	$551,843
Net asset value per share (17,697,057 shares outstanding at June 30, 2019 and 17,503,016 shares outstanding at March 31, 2019)	$18.58	$18.62

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended
	June 30,
	2019	2018
Investment income:
Interest income:
Non-control/Non-affiliate investments	$9,031	$6,032
Affiliate investments	2,050	1,452
Control investments	265	159
Dividend income:
Non-control/Non-affiliate investments	87	23
Affiliate investments	19	38
Control investments	3,913	3,014
Interest income from cash and cash equivalents	16	4
Fees and other income	418	385
Total investment income	15,799	11,107
Operating expenses:
Compensation	2,021	1,910
Share-based compensation	837	475
Interest	3,806	2,373
Professional fees	626	488
Net pension expense	36	40
General and administrative	789	825
Total operating expenses	8,115	6,111
Income before taxes	7,684	4,996
Income tax expense	324	379
Net investment income	$7,360	$4,617

Realized gain
Non-control/Non-affiliate investments	$1,049	$200
Affiliate investments	1	—
Control investments	167	18,619
Total net realized gain on investments before income tax	1,217	18,819

Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(2,972)	4,532
Affiliate investments	1,206	(671)
Control investments	85	(15,963)
Income tax (provision) benefit	(183)	319
Total net unrealized (depreciation) appreciation on investments, net of tax	(1,864)	(11,783)

Net realized and unrealized (losses) gains on investments	$(647)	$7,036

Net increase in net assets from operations	$6,713	$11,653

Pre-tax net investment income per share - basic and diluted	$0.44	$0.31
Net investment income per share – basic and diluted	$0.42	$0.29
Net increase in net assets from operations – basic and diluted	$0.38	$0.72
Weighted average shares outstanding – basic	17,535,924	16,180,291
Weighted average shares outstanding – diluted	17,535,924	16,201,443
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	2019	2018

Net assets, March 31	$325,963	$308,288
Operations:
Net investment income	7,360	4,617
Net realized gain on investments	1,217	18,819
Net unrealized depreciation on investments, net of tax	(1,864)	(11,783)
Net increase in net assets from operations	6,713	11,653
Dividends to shareholders ($0.49 and $0.89 per share, respectively)	(8,629)	(14,503)
Capital share transactions:
Change in restoration plan liability	7	11
Issuance of common stock	3,972	—
Exercise of employee stock options	—	1,457
Share-based compensation expense	837	475
Common stock withheld for payroll taxes upon vesting of restricted stock	(49)	—
Increase (decrease) in net assets	2,851	(907)
Net assets, June 30	$328,814	$307,381

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets from operations	$6,713	$11,653
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(35,170)	(77,864)
Proceeds from sales and repayments of debt investments in portfolio companies	19,669	41,757
Proceeds from sales and return of capital of equity investments in portfolio companies	6,539	24,885
Payment of accreted original issue discounts	288	212
Depreciation and amortization	500	344
Net pension benefit	(17)	(12)
Realized gain on investments before income tax	(1,217)	(18,819)
Net unrealized depreciation (appreciation) on investments	1,399	12,102
Accretion of discounts on investments	(472)	(312)
Payment-in-kind interest and dividends	(696)	(79)
Stock option and restricted awards expense	837	475
Deferred income taxes	321	50
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(555)	(452)
Increase in escrow receivables	(48)	(203)
Decrease in tax receivable	40	—
Decrease (increase) in other receivables	144	(112)
Increase in other assets	(275)	(9,785)
Increase in taxes payable	186	—
Decrease in other liabilities	(226)	(2,067)
Decrease in payable for unsettled transaction	(1,040)	—
Net cash used in operating activities	(3,080)	(18,227)
Cash flows from financing activities
Proceeds from common stock offering	4,129	—
Equity offering costs paid	(105)	—
Borrowings under credit facility	30,000	55,000
Repayments of credit facility	(20,000)	(30,000)
Debt issuance costs paid	(221)	(459)
Proceeds from notes	—	1,379
Dividends to shareholders	(8,629)	(4,525)
Proceeds from exercise of employee stock options	—	1,422
Common stock withheld for payroll taxes upon vesting of restricted stock	(49)	35
Net cash provided by financing activities	5,125	22,852
Net increase in cash and cash equivalents	2,045	4,625
Cash and cash equivalents at beginning of period	9,924	7,907
Cash and cash equivalents at end of period	$11,969	$12,532
Supplemental cash flow disclosures:
Cash paid for income taxes	$—	$11
Cash paid for interest	2,721	1,990
Supplemental disclosure of noncash financing activities:
Dividend declared, not yet paid	$—	$14,503

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2019

Portfolio Company[1]	Type of Investment[2,14]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien	Healthcare services	L+6.75% (Floor 1.00%)/Q, 4.00% PIK, Current Coupon 13.33%	6/30/2023	$9,079	$8,916	$8,171
	First Lien	Healthcare services	L+11.00% (Floor 1.00%)/Q, Current Coupon 13.59%	3/31/2020	1,170	1,161	1,182
						10,077	9,353
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.82%	12/13/2023	9,875	9,693	9,747
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.50% (Floor 1.00%)/Q, Current Coupon 10.08%	7/2/2023	12,427	12,207	12,209
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)/Q, Current Coupon 9.85%	7/2/2023	392	365	385
						12,572	12,594
AG KINGS HOLDINGS INC.[8,16]	First Lien	Food, agriculture & beverage	L+10.02% (Floor 1.00%)/M, Current Coupon 12.69%	8/8/2021	9,308	9,194	7,874
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	2/1/2023	10,100	9,954	9,807
	3.88% preferred membership interest		—	—	—	2,500	2,500
						12,454	12,307
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+9.50% (Floor 1.00%)/Q, Current Coupon 12.09%	4/10/2023	17,325	17,046	15,991
	First Lien - Term Loan C10		L+9.50% (Floor 1.00%)/Q, Current Coupon 12.09%	4/10/2023	1,804	1,778	1,665
	3,000,000 units of Class A common stock[9]		—	—	—	3,000	733
						21,824	18,389

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2019

Portfolio Company[1]	Type of Investment[2,14]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
AMERICAN TELECONFERENCING SERVICES, LTD.	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 9.06%	12/8/2021	5,934	5,844	3,486
	Second Lien		L+9.50% (Floor 1.00%)/Q, Current Coupon 12.08%	6/6/2022	2,006	1,957	1,103
						7,801	4,589
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.00% (Floor 1.00%)/M, Current Coupon 11.32%	12/31/2020	12,571	12,496	12,571
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan[10]	Healthcare services	L+7.50% (Floor 1.00%)	8/31/2023	—	(25)	—
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 10.09%	8/31/2023	9,203	9,044	9,044
	Second Lien		13.25% PIK	12/1/2023	3,356	3,287	3,287
	2,042 Common Units[9]		—	—	—	750	750
						13,056	13,081
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.00% (Floor 1.00%)/M, Current Coupon 10.32%	3/9/2022	11,853	11,710	11,521
	900,000 shares of common stock		—	—	—	900	786
						12,610	12,307
BLASCHAK COAL CORP.	Second Lien[15]	Commodities & mining	L+10.00%/Q, 1.00% PIK, Current Coupon 13.60%	7/30/2023	8,558	8,411	8,498
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+6.00% (Floor 1.00%)/M, Current Coupon 8.53%	8/23/2022	4,863	4,834	4,765
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%/Q, Current Coupon 12.09%	7/8/2020	11,448	11,340	11,340

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2019

Portfolio Company[1]	Type of Investment[2,14]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
CLICKBOOTH.COM, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	12/5/2022	—	(14)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 11.10%	12/5/2022	15,752	15,515	16,067
						15,501	16,067
DANFORTH ADVISORS, LLC[13]	Revolving Loan[10]	Business services	L+7.25% (Floor 2.00%)	9/28/2023	—	(17)	—
	First Lien		L+7.25% (Floor 2.00%)/Q, Current Coupon 9.84%	9/28/2023	7,250	7,122	7,250
	875 Class A equity units[9]		—	—	—	875	1,058
						7,980	8,308
DELPHI INTERMEDIATE HEALTHCO, LLC	First Lien	Healthcare services	L+7.50% (Floor 1.00%)/Q, 0.50% PIK, Current Coupon 10.69%	10/3/2022	10,592	10,514	10,105
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.00% (Floor 1.00%)/Q, Current Coupon 8.43%	2/12/2021	6,273	6,265	6,273
DRIVEN, INC.	First Lien	Business services	L+8.00% (Floor 2.00%)/Q, Current Coupon 10.31%	6/28/2024	12,000	11,760	11,760
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 11.15%	8/25/2023	3,000	2,959	2,931
TINUITI INC.[8]	First Lien	Media, marketing & entertainment	L+8.35% (Floor 1.00%)/M, Current Coupon 10.67%	2/1/2022	14,000	13,740	14,000
	1,443 Investment Units (Preferred)		12.00% PIK	—	—	2,129	4,635
						15,869	18,635
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.00%/Q, Current Coupon 9.60%	6/22/2023	16,128	15,892	16,128
	Delayed Draw Term Loan[10]		L+7.00%/Q, Current Coupon 9.60%	6/22/2023	6,445	6,340	6,445
						22,232	22,573

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2019

Portfolio Company[1]	Type of Investment[2,14]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	—	—	(54)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.59%	5/23/2023	3,218	3,173	3,173
						3,119	3,173
IENERGIZER LIMITED[9]	First Lien	Business services	L+6.00% (Floor 1.00%)/M, Current Coupon 8.40%	4/17/2024	14,250	14,111	14,111
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 8.90%	2/28/2024	8,755	8,672	8,755
	Delayed Draw Term Loan[10]		L+6.50% (Floor 1.00%)	2/28/2024	—	(3)	—
						8,669	8,755
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 10.94%	11/15/2022	11,630	11,456	11,456
	110,000 units of Class A common stock[9]		—	—	—	1,100	821
						12,556	12,277
LIGHTING RETROFIT INTERNATIONAL, LLC	First Lien	Environmental services	L+10.25% (Floor 1.00%)/Q, Current Coupon 12.58%	6/30/2022	13,271	13,174	12,262
	25,603 shares of Series C preferred stock		—	—	—	26	29
	396,825 shares of Series B preferred stock		—	—	—	500	306
						13,700	12,597
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 12.08%	12/20/2025	10,500	9,853	10,343
SCRIP INC.[8]	First Lien	Healthcare products	L+9.99% (Floor 2.00%)/M, Current Coupon 12.38%	3/21/2024	16,750	16,269	16,415
	100 shares of common stock		—	—	—	1,000	1,000
						17,269	17,415

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2019

Portfolio Company[1]	Type of Investment[2,14]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	—	—	541	645
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%)/M, Current Coupon 12.32%	4/3/2023	14,090	12,915	14,090
	171,617 shares of Series A preferred stock		—	—	—	1,874	2,808
	Warrants (Expiration - April 3, 2029)		—	—	—	620	764
						15,409	17,662

Total Non-control/Non-affiliate Investments						$334,669	$331,045

Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	Senior subordinated debt	Business services	12.00% / 1.00% PIK	7/4/2021	$4,569	$4,528	$4,528
	1,500,000 units of Class A-1 common stock[9]		—	—	—	1,500	2,136
						6,028	6,664
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+7.50% (Floor 1.00%)	7/17/2023	—	(4)	—
	First Lien		L+7.50% (Floor 1.00%)/M, Current Coupon 9.90%	7/17/2023	10,990	10,804	10,902
	2,000,000 Preferred Units[9]		—	—	—	2,000	2,849
						12,800	13,751
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)/Q, 1.00% PIK, Current Coupon 12.18%	2/14/2023	2,700	2,662	2,705
	First Lien - Term Loan		L+8.00% (Floor 1.00%)/Q, 1.00% PIK, Current Coupon 11.60%	2/14/2023	7,659	7,539	7,491
	First Lien - Term B Loan		L+11.00% (Floor 1.00%)/Q, 1.00% PIK, Current Coupon 14.60%	2/14/2023	3,830	3,766	3,948

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2019

Portfolio Company[1]	Type of Investment[2,14]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
	First Lien - PIK Note A		10.00% PIK	2/14/2023	2,250	1,710	1,978
	First Lien - PIK Note B		10.00% PIK	2/14/2023	89	89	78
	Warrants (Expiration - March 29, 2029)[9]		—	—	—	538	2,291
	9.25% Class A Membership Interest[9]		—	—	—	1,500	1,425
						17,804	19,916
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)	11/9/2023	—	(31)	—
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.59%	11/9/2023	10,448	10,283	10,448
	10,000 Class A Units		—	—	—	1,000	1,487
						11,252	11,935
SIMR, LLC	First Lien	Healthcare services	L+9.00% (Floor 2.00%)/M, Current Coupon 11.50%	9/7/2023	11,353	11,154	11,154
	5,724,000 Class B Common Units		—	—	—	5,724	5,397
						16,878	16,551
ZENFOLIO INC.	Revolving Loan[10]	Business services	L+9.00% (Floor 1.00%)	7/17/2022	—	(12)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.60%	7/17/2022	14,406	14,140	14,262
	190 shares of common stock		—	—	—	1,900	546
						16,028	14,808

Total Affiliate Investments						$80,790	$83,625

Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	—	—	$68,000	$64,813

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2019

Portfolio Company[1]	Type of Investment[2,14]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	—	—	—	800	7,979
	4,000,002 shares of common stock		—	—	—	4,615	46,029
						5,415	54,008

Total Control Investments						$73,415	$118,821

TOTAL INVESTMENTS[12]						$488,874	$533,491

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.

[2]	All of the Company’s investments, unless otherwise noted, are pledged as collateral for the Company’s senior secured credit facility.

[3]
The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.

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

[5]
Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940 (the “1940 Act”) as investments that are neither control investments nor affiliate investments. At June 30, 2019, approximately 62.1% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 100.7%.

[6]
Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At June 30, 2019, approximately 15.7% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 25.4%.

[7]
Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At June 30, 2019, approximately 22.3% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 36.1%.

[8]	The investment is structured as a first lien last out term loan.

[9]
Indicates assets that are considered "non-qualifying assets" under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2019, approximately 16.3% of the Company's assets are non-qualifying assets.

[10]	The investment has an unfunded commitment as of June 30, 2019. Refer to Note 10 - Commitments and Contingencies for further discussion.

[11]	Income producing through dividends or distributions.

[12]
As of June 30, 2019, the cumulative gross unrealized appreciation for U.S. federal income tax purposes is approximately $59.1 million; cumulative gross unrealized depreciation for federal income tax purposes is $15.5 million. Cumulative net unrealized appreciation is $43.6 million, based on a tax cost of $487.6 million.

[13]
ASC Ortho Management Company, LLC common units, Danforth Advisors, LLC common units, American Nuts Operations LLC Class A common stock, LGM Pharma, LLC Class A common stock, Tax Advisors Group, LLC Class A units, Chandler Signs, LP Class A-1 common stock, Dynamic Communities, LLC Preferred units, and ITA Holdings Group, LLC membership interest are held through a wholly-owned taxable subsidiary.

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

[16]	Investment is on non-accrual status as of June 30, 2019, meaning the Company has ceased to recognize interest income on the investment.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2019

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien	Healthcare services	L+6.75% (Floor 1.00%)/Q, 4.00% PIK, Current Coupon 13.49%	6/30/2023	$9,084	$8,912	$8,403
	First Lien	Healthcare services	L+11.00% (Floor 1.00%)/M	3/31/2020	1,170	1,158	1,182
						10,070	9,585
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 11.09%	12/13/2023	9,938	9,747	9,783
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.50% (Floor 1.00%)/Q, Current Coupon 10.30%	7/2/2023	13,566	13,320	13,308
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)	7/2/2023	—	(29)	—
						13,291	13,308
AG KINGS HOLDINGS INC.[8,16]	First Lien	Food, agriculture & beverage	L+10.02% (Floor 1.00%)/M, Current Coupon 12.69%	8/8/2021	9,308	9,194	8,330
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	2/1/2023	10,100	9,946	9,807
	3.88% preferred membership interest		—	—	—	2,500	2,500
						12,446	12,307
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+9.50% (Floor 1.00%)/Q, Current Coupon 12.30%	4/10/2023	17,369	17,075	16,822
	First Lien - Term Loan C10		L+9.50% (Floor 1.00%)/Q, Current Coupon 12.30%	4/10/2023	1,750	1,723	1,695
	3,000,000 units of Class A common stock[9]		—	—	—	3,000	1,505
						21,798	20,022
AMERICAN TELECONFERENCING SERVICES, LTD.	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 9.24%	12/8/2021	6,023	5,922	3,953
	Second Lien		L+9.50% (Floor 1.00%)/Q, Current Coupon 12.30%	6/6/2022	2,006	1,954	1,103
						7,876	5,056

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2019

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

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2019

Portfolio Company[1]	Type of Investment[2,15]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
DELPHI INTERMEDIATE HEALTHCO, LLC	First Lien	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 10.23%	10/3/2022	11,400	11,310	11,023
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.00% (Floor 1.00%)/Q, Current Coupon 8.60%	2/12/2021	6,285	6,277	6,128
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 11.25%	8/25/2023	3,000	2,957	2,883
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+8.40% (Floor 1.00%)/M, Current Coupon 11.00%	2/1/2022	14,000	13,717	14,000
	1,443 Investment Units (Preferred)		12.00% PIK	—	—	2,068	4,457
						15,785	18,457
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.25%/Q, Current Coupon 10.06%	6/22/2023	16,169	15,921	16,169
	Delayed Draw Term Loan[10]		L+7.25%/Q, Current Coupon 10.06%	6/22/2023	6,461	6,353	6,461
						22,274	22,630
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	—	—	(57)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.80%	5/23/2023	3,238	3,191	3,190
						3,134	3,190
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 9.00%	2/28/2024	9,152	9,062	9,062
	Delayed Draw Term Loan[10]		L+6.50% (Floor 1.00%)	2/28/2024	—	(7)	—
						9,055	9,062
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 10.99%	11/15/2022	9,875	9,723	10,073
	Delayed Draw Term Loan		L+8.50% (Floor 1.00%)/M, Current Coupon 10.99%	11/15/2022	1,785	1,753	1,820
	110,000 units of Class A common stock[9]		—	—	—	1,100	821

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2019

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

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2019

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

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2019

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2019 and 2018. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our assets in qualifying assets. As of June 30, 2019, the Company has 83.7% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended June 30, 2019, we satisfied all RIC requirements and have 12.2% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At June 30, 2019 and March 31, 2019, cash balances totaling $10.9 million and $8.8 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2019 and March 31, 2019, we had one investment on non-accrual status.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three months ended June 30, 2019 and 2018, approximately 3.0% and 2.8%, respectively, of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of the equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. As of June 30, 2019 and March 31, 2019, we have not written off any accrued and uncollected PIK interest and dividends. For the three months ended June 30, 2019 and 2018, approximately 2.7% and 0.7%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income.

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility and its notes (as discussed further in Note 5). The costs in connection with the credit facility have been capitalized and are amortized into interest expense over the term of the credit facility. The costs in connection with the notes are a direct deduction from the related debt liability and amortized into interest expense over the term of the December 2022 Notes (as defined below).

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately three years. The operating lease is included as an operating lease right-of-use ("ROU") asset and operating lease liability in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

The ROU asset represents the Company’s right to use an underlying asset for the lease term and the operating lease liability represents the Company’s obligation to make lease payments arising from such lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the remaining lease term. The Company’s leases do not provide an implicit discount rate, and as such the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the remaining lease payments. Lease expense is recognized on a straight-line basis over the remaining lease term.

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

CSMC, a wholly-owned subsidiary of CSWC, and the Taxable Subsidiary are not RICs and are required to pay taxes at the corporate rate of 21% as of June 30, 2019. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of each of CSMC and the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three months ended June 30, 2019 and 2018.

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

At the three months ended June 30, 2019 and 2018, weighted-average basic shares were adjusted for the dilutive effect of stock-based awards of 0 and 21,153, respectively.

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

Recently Issued or Adopted Accounting Standards In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. CSWC adopted ASU 2016-02 effective April 1, 2019. Under ASC 842, Leases, ("ASC 842"), CSWC evaluates leases to determine if the leases are considered financing or operating leases. The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

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

In March 2019, the SEC issued Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. The Company adopted the requisite amendments effective May 2, 2019. As it pertains to the Company for this Quarterly Report on Form 10-Q, there were no significant changes to the Company’s consolidated financial position or disclosures. The Company is still evaluating the impact this amendment will have on its other future periodic filings and registration statements.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2019 and March 31, 2019:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
June 30, 2019:
First lien loans[1]	$331,460	62.1%	100.8%	$334,839	68.5%
Second lien loans[2]	35,909	6.7	10.9	36,161	7.4
Subordinated debt	14,335	2.7	4.4	14,482	3.0
Preferred equity	21,106	4.0	6.4	9,828	2.0
Common equity & warrants	65,868	12.4	20.0	25,564	5.2
I-45 SLF LLC[3]	64,813	12.1	19.7	68,000	13.9
	$533,491	100.0%	162.2%	$488,874	100.0%

March 31, 2019:
First lien loans[1]	$317,544	60.6%	97.4%	$319,278	66.8%
Second lien loans[2]	35,896	6.8	11.0	36,057	7.5
Subordinated debt	14,287	2.7	4.4	14,458	3.0
Preferred equity	17,936	3.4	5.5	7,894	1.7
Common equity & warrants	72,665	14.0	22.3	32,368	6.8
I-45 SLF LLC[3]	65,743	12.5	20.1	68,000	14.2
	$524,071	100.0%	160.7%	$478,055	100.0%

[1]
Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of June 30, 2019 and March 31, 2019, the fair value of the first lien last out loans are $38.3 million and $38.6 million, respectively.

[2]
Included in second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of June 30, 2019 and March 31, 2019, the fair value of the split lien term loans are $18.2 million and $18.3 million, respectively.

[3]
I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2019 and March 31, 2019:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
June 30, 2019:
Business Services	$79,744	14.9%	24.2%	$78,560	16.1%
Media, Marketing, & Entertainment	64,959	12.2	19.8	59,351	12.1
I-45 SLF LLC[1]	64,813	12.1	19.7	68,000	13.9
Healthcare Services	61,024	11.5	18.5	61,777	12.6
Industrial Products	54,008	10.1	16.4	5,415	1.1
Healthcare Products	29,693	5.6	9.0	29,826	6.1
Food, Agriculture & Beverage	26,263	4.9	8.0	31,018	6.4
Distribution	24,878	4.7	7.6	25,105	5.1
Consumer Products and Retail	23,647	4.4	7.2	23,794	4.9
Consumer Services	22,573	4.2	6.8	22,232	4.6
Transportation & Logistics	19,916	3.7	6.1	17,804	3.6
Environmental Services	12,597	2.4	3.8	13,700	2.8
Energy Services (Midstream)	9,747	1.8	3.0	9,693	2.0
Financial Services	9,400	1.8	2.9	9,210	1.9
Commodities & Mining	8,498	1.6	2.6	8,411	1.7
Restaurants	7,938	1.5	2.4	7,953	1.6
Software & IT Services	6,273	1.2	1.9	6,265	1.3
Telecommunications	4,589	0.9	1.4	7,801	1.6
Paper & Forest Products	2,931	0.5	0.9	2,959	0.6
	$533,491	100.0%	162.2%	$488,874	100.0%

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
March 31, 2019:
I-45 SLF LLC[1]	$65,743	12.5%	20.2%	$68,000	14.2%
Healthcare Services	62,719	12.0	19.2	62,701	13.1
Media, Marketing, & Entertainment	59,410	11.3	18.2	54,079	11.3
Industrial Products	52,760	10.1	16.2	5,415	1.1
Business Services	52,405	10.0	16.1	51,688	10.8
Environmental Services	32,941	6.3	10.1	33,873	7.1
Healthcare Products	29,964	5.7	9.2	29,826	6.2
Food, Agriculture & Beverage	28,352	5.4	8.7	30,991	6.5
Distribution	25,680	4.9	7.9	25,558	5.4
Consumer Products and Retail	23,618	4.5	7.2	23,762	5.0
Consumer Services	22,630	4.3	6.9	22,274	4.7
Transportation & Logistics	17,869	3.4	5.5	17,074	3.6
Energy Services (Midstream)	9,783	1.9	3.0	9,747	2.0
Financial Services	9,707	1.8	3.0	9,596	2.0
Commodities & Mining	8,511	1.6	2.6	8,383	1.8
Restaurants	7,912	1.5	2.4	7,978	1.7
Software & IT Services	6,128	1.2	1.9	6,277	1.3
Telecommunications	5,056	1.0	1.5	7,876	1.6
Paper & Forest Products	2,883	0.6	0.9	2,957	0.6
	$524,071	100.0%	160.7%	$478,055	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of June 30, 2019 and March 31, 2019:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
June 30, 2019:
Southwest	$142,115	26.7%	43.2%	$89,920	18.4%
Northeast	123,288	23.1	37.5	120,507	24.7
Southeast	115,586	21.7	35.2	118,328	24.2
I-45 SLF LLC[1]	64,813	12.1	19.7	68,000	13.9
West	37,962	7.1	11.5	42,685	8.7
Midwest	35,616	6.7	10.8	35,323	7.2
International	14,111	2.6	4.3	14,111	2.9
	$533,491	100.0%	162.2%	$488,874	100.0%

March 31, 2019:
Southwest	$139,306	26.6%	42.7%	$89,399	18.7%
Northeast	125,657	24.0	38.5	122,404	25.6
Southeast	119,280	22.8	36.6	120,889	25.3
I-45 SLF LLC[1]	65,743	12.5	20.2	68,000	14.2
West	38,455	7.3	11.8	41,647	8.7
Midwest	35,630	6.8	10.9	35,716	7.5
	$524,071	100.0%	160.7%	$478,055	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

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
As of June 30, 2019 and March 31, 2019, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at NAV) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2019 and March 31, 2019 (in thousands):

		Fair Value Measurements
		at June 30, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$331,460	$—	$—	$331,460
Second lien loans	35,909	—	—	35,909
Subordinated debt	14,335	—	—	14,335
Preferred equity	21,106	—	—	21,106
Common equity & warrants	65,868	—	—	65,868
Investments measured at net asset value[1]	64,813	—	—	—
Total Investments	$533,491	$—	$—	$468,678

		Fair Value Measurements
		at March 31, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$317,544	$—	$—	$317,544
Second lien loans	35,896	—	—	35,896
Subordinated debt	14,287	—	—	14,287
Preferred equity	17,936	—	—	17,936
Common equity & warrants	72,665	—	—	72,665
Investments measured at net asset value[1]	65,743	—	—	—
Total Investments	$524,071	$—	$—	$458,328

[1]
Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at June 30, 2019 and March 31, 2019, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at June 30, 2019 and March 31, 2019. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	June 30, 2019	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$282,068	Discount Rate	9.0% - 25.0%	12%
			Third Party Broker Quote	58.8 - 98.0	85.7
	Market Approach	49,392	Cost	98.0 - 99.0	98.6
Second lien loans	Income Approach	35,909	Discount Rate	12.0% - 14.5%	12.8%
			Third Party Broker Quote	55.0 - 55.0	55.0
Subordinated debt	Income Approach	14,335	Discount Rate	13.2% - 13.3%	13.2%
Preferred equity	Enterprise Value Waterfall Approach	21,106	EBITDA Multiple	8.2x - 10.7x	10.0x
			Discount Rate	13.6% - 20.1%	15.5%
Common equity & warrants	Enterprise Value Waterfall Approach	65,868	EBITDA Multiple	5.8x - 10.8x	9.4x
			Discount Rate	10.8% - 20.7%	14.8%
Total Level 3 Investments		$468,678

		Fair Value at	Significant
	Valuation	March 31, 2019	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$248,404	Discount Rate	9.6% - 20.5%	12.1%
			Third Party Broker Quote	65.6 - 97.5	90.1
	Market Approach	69,140	Cost	97.0 - 99.0	97.7
			Exit Value	100.0 - 102.0	101.4
Second lien loans	Income Approach	35,896	Discount Rate	11.5% - 41.9%	13.9%
			Third Party Broker Quote	55	55.0
Subordinated debt	Income Approach	14,287	Discount Rate	12.6% - 15.0%	13.4%
Preferred equity	Enterprise Value Waterfall Approach	17,936	EBITDA Multiple	7.7x - 10.2x	9.5x
			Discount Rate	15.5% - 19.3%	17.8%
Common equity & warrants	Enterprise Value Waterfall Approach	71,665	EBITDA Multiple	4.6x - 10.7x	8.8x
			Discount Rate	13.9% - 21.0%	18.4%
	Market Approach	1,000	Cost	100.0	100.0
Total Level 3 Investments		$458,328

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three months ended June 30, 2019 and 2018, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the three months ended June 30, 2019 and 2018 (in thousands):

	Fair Value 3/31/2019	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion of Security	Fair Value 6/30/2019	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$317,544	$(1,358)	$34,971	$(19,894)	$197	$—	$—	$331,460	$(1,413)
Second lien loans	35,896	(91)	39	(63)	128	—	—	35,909	(91)
Subordinated debt	14,287	24	12	—	12	—	—	14,335	24
Preferred equity	17,936	1,236	—	—	60	—	1,874	21,106	1,236
Common equity & warrants	72,665	996	620	—	—	(6,539)	(1,874)	65,868	1,500
Total Investments	$458,328	$807	$35,642	$(19,957)	$397	$(6,539)	$—	$468,678	$1,256

	Fair Value 3/31/2018	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Earned	Divestitures	Conversion of Security	Fair Value 6/30/2018	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$197,110	$(297)	$75,029	$(14,105)	$—	$(22,864)	$—	$234,873	$(186)
Second lien loans	23,229	187	21	(5,000)	—	—	—	18,437	188
Subordinated debt	18,783	13	15	—	12	—	—	18,823	14
Preferred equity	36,545	6,435	111	—	67	(24,767)	—	18,391	4,986
Common equity & warrants	50,315	916	3,000	—	—	—	—	54,231	916
Total Investments	$325,982	$7,254	$78,176	$(19,105)	$79	$(47,631)	$—	$344,755	$5,918

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.

5.	BORROWINGS

In accordance with the 1940 Act, with certain limitations, effective April 25 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of June 30, 2019, the Company’s asset coverage was 244%.

The Company had the following borrowings outstanding as of June 30, 2019 and March 31, 2019 (amounts in thousands):

	June 30, 2019	March 31, 2019
Credit Facility	$151,000	$141,000

December 2022 Notes	77,136	77,136
Less: Unamortized debt issuance costs and debt discount	(1,696)	(2,037)
Total Notes	75,440	75,099

Total Borrowings	$226,440	$216,099

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

On May 23, 2019, CSWC entered into an Incremental Assumption Agreement, which increased the total commitments under the Credit Facility by $25 million. The increase was executed under the accordion feature of the Credit Facility and increased total commitments from $270 million to $295 million.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of June 30, 2019, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At June 30, 2019, CSWC had $151.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $2.3 million and $1.3 million, respectively, for the three months ended June 30, 2019 and 2018. The weighted average interest rate on the Credit Facility was 5.17% and 5.18%, respectively, for the three months ended June 30, 2019 and 2018. Average borrowings for the three months ended June 30, 2019 and 2018 were $147.5 million and $58.6 million, respectively. As of June 30, 2019, CSWC was in compliance with all financial covenants under the Credit Facility.

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

During the three months ended June 30, 2019, the Company did not sell any December 2022 Notes. The Company has no current intention of issuing additional December 2022 Notes under this ATM debt distribution agreement. Therefore, during the three months ended June 30, 2019, the Company amortized $0.2 million of the remaining debt issuance costs associated with the ATM debt distribution agreement, which is included in interest expense in the Consolidated Statement of Operations.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of June 30, 2019, the carrying amount of the December 2022 Notes was $75.4 million on an aggregate principal amount of $77.1 million at a weighted average effective yield of 5.93%. As of June 30, 2019, the fair value of the December 2022 Notes was $80.1 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.5 million and $1.0 million, respectively, for the three months ended June 30, 2019 and 2018. Average borrowings for the three months ended June 30, 2019 and 2018 were $77.1 million and $57.7 million, respectively.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of June 30, 2019, the Company was in compliance with all covenants of the December 2022 Notes.

6.	INCOME TAXES

We have elected to be treated as a RIC under Subchapter M of the Code and have a tax year end of December 31. In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable income, as defined by the Code, to our shareholders in a timely manner. Investment company income generally includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and capital gains that is distributed to its shareholders, including “deemed distributions” as discussed below. As part of maintaining RIC tax treatment, undistributed taxable income and capital gain, which is subject to a 4% non-deductible U.S. federal excise tax, pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (1) the filing of the U.S. federal income tax return for the applicable fiscal year and (2) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated. We intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.

As of June 30, 2019, CSWC qualified to be taxed as a RIC. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the quarter ended March 31, 2019, CSWC declared total dividends of $8.4 million, or $0.48 per share ($0.38 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended June 30, 2019, CSWC declared total dividends of $8.6 million, or $0.49 per share ($0.39 per share in regular dividends and $0.10 in supplemental dividends).

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
Reconciliation of RIC Taxable Income[1]	2019	2018
Net increase in net assets from operations	$6,713	$24,330
Net unrealized depreciation (appreciation) on investments	1,864	(10,843)
Income/gain (expense/loss) recognized for tax on pass-through entities	92	(341)
Loss recognized for tax on dispositions	(930)	643
Net operating (income) loss - management company and taxable subsidiary	33	205
Non-deductible tax expense	187	120
Other book/tax differences	100	(62)
Estimated taxable income before deductions for distributions	$8,059	$14,052

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

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual cash incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of June 30, 2019 and March 31, 2019, CSMC had a deferred tax asset of approximately $1.7 million and $1.8 million, respectively. As of June 30, 2019, we believe that we will be able to utilize all $1.7 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

In addition, we have a wholly-owned taxable subsidiary, or the Taxable Subsidiary, which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that our income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. The income tax expense, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations.

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended June 30, 2019, we recognized net income tax expense of $0.3 million, principally consisting of an expense for current U.S. federal income taxes of $0.1 million and a $0.2 million accrual for U.S. federal excise tax on our estimated undistributed taxable income. For the three months ended June 30, 2018, we recognized a net income tax expense of $0.4 million, principally consisting of a benefit for current U.S. federal income taxes of $0.1 million, a $0.2 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.1 million relating to the Taxable Subsidiary.

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

On March 4, 2019, the Company entered into separate equity distribution agreements with certain sales agents through which it may offer to sell, from time to time, shares of its common stock having an aggregate offering price of up to $50,000,000 (the "Equity ATM Program"). During the three months ended June 30, 2019, the Company sold 195,549 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.66 per share, raising $4.2 million of gross proceeds. Net proceeds were $4.1 million after commissions to the sales agents on shares sold. Cumulative to date, the Company has sold 459,205 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.55, raising $9.9 million of gross proceeds.

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received the Exemptive Order that supersedes the Original Order and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. During the three months ended June 30, 2019, the Company repurchased 2,258 shares at an aggregate cost of $49.4 thousand and a weighted average price per share of $21.87 in connection with the vesting of restricted stock awards. During the three months ended June 30, 2018, the Company did not repurchase any shares in connection with the vesting of restricted stock awards.

Share Repurchase Program

In January 2016, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10 million of its outstanding common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and shall terminate on the earliest of: (1) the date on which a total of $10 million worth of common shares have been purchased under the share repurchase program; (2) the date on which the terms set forth in the purchase instructions have been met; or (3) the date that is one trading day after the date on which insider notifies broker in writing that this share repurchase agreement shall terminate.

During both the three months ended June 30, 2019 and 2018, the Company did not repurchase any shares of the Company's common stock under the share repurchase program. As of June 30, 2019, the Company has approximately $9.2 million available for additional repurchases under the share repurchase program.

8.	EMPLOYEE STOCK BASED COMPENSATION PLANS

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

The following table summarizes the restricted stock available for issuance for the three months ended June 30, 2019:

Restricted stock available for issuance as of March 31, 2019	657,627
Additional restricted stock approved under the plan	—
Restricted stock granted during the three months ended June 30, 2019	(3,000)
Restricted stock forfeited during the three months ended June 30, 2019	2,250
Restricted stock available for issuance as of June 30, 2019	656,877

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended June 30, 2019 and 2018, we recognized total share based compensation expense of $0.8 million and $0.5 million, respectively, related to the restricted stock issued to our employees and officers.

During the three months ended June 30, 2019, the Company modified restricted stock awards to accelerate vesting of the unvested awards as of the retirement date for one employee. The Company accounted for this as a modification of awards and recognized incremental compensation cost of $0.2 million. The incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and recognized as compensation cost on the date of modification for vested awards.

As of June 30, 2019, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $6.0 million, which will be amortized over the weighted-average vesting period of approximately 2.5 years. Subsequent to the Share Distribution, the compensation expense related to non-vested awards held by employees who are now employed by CSWI is recorded by CSWI.

The following table summarizes the restricted stock outstanding as of June 30, 2019:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2019	454,027	$17.33	2.8
Granted	3,000	21.58	4.0
Vested	(10,625)	15.29	0.8
Forfeited	(2,250)	17.78	—
Unvested at June 30, 2019	444,152	$17.41	2.5

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

At June 30, 2019, there are no options to acquire shares of common stock outstanding. The Compensation Committee does not intend to grant additional options under the 2009 Plan or request shareholders’ approval of additional stock options to be added under the 2009 Plan.

The following table summarizes activity in the 2009 Plan as of June 30, 2019, including adjustments in connection with the Share Distribution:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
2009 Plan
Balance at March 31, 2018	195,608	$11.09
Granted	—	—
Exercised	(195,608)	11.09	$1,563,905
Canceled/Forfeited	—	—
Balance at March 31, 2019	—	—
Granted	—	—
Exercised	—	—
Canceled/Forfeited	—	—
Balance at June 30, 2019	—	$—

We recognize compensation cost using the straight-line method for all share-based payments. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for the three months ended June 30, 2019, there was no expense recognized and for the three months ended June 30, 2018, we recognized stock option compensation expense of $10.6 thousand related to the stock options held by our employees and officers. As of June 30, 2019, there is no remaining unrecognized compensation cost related to non-vested stock options.

At June 30, 2019, there are no remaining options outstanding. During the quarter ended June 30, 2018, no options became exercisable and 133,658 options were exercised with an average exercise price of $10.90.

9.	OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During both the three months ended June 30, 2019 and 2018, we made matching contributions of approximately $0.1 million.

10.	COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The balances of unused commitments to extend financing as of June 30, 2019 and March 31, 2019 were as follows (amounts in thousands):

		June 30,	March 31,
Portfolio Company	Investment Type	2019	2019
Adams Publishing Group, LLC	Delayed Draw Term Loan	$1,338	$1,731
American Nuts Operations LLC	Term Loan C	384	438
ASC Ortho Management Company, LLC	Revolving Loan	1,500	1,500
Clickbooth.com, LLC	Revolving Loan	2,000	2,000
Danforth Advisors, LLC	Revolving Loan	1,000	1,000
Dynamic Communities, LLC	Revolving Loan	500	500
Environmental Pest Service Management Company, LLC	Delayed Draw Term Loan	525	525
Fast Sandwich, LLC	Revolving Loan	4,150	4,150
ITA Holdings Group, LLC	Revolving Loan	300	1,000
JVMC Holdings Corp.	Delayed Draw Term Loan	848	848
Roseland Management, LLC	Revolving Loan	2,000	2,000
Zenfolio Inc.	Revolving Loan	2,000	2,000
Total unused commitments to extend financing		$16,545	$17,692

As of June 30, 2019, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2019, the Company had $3.4 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2020. As of June 30, 2019, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

Effective April 1, 2019, ASC 842 required that a lessee to evaluate its leases to determine whether they should be classified as operating or financing leases. The Company identified one operating lease for its office space. The lease commenced on October 1, 2014 and expires February 28, 2022.

As CSWC classified this lease as an operating lease prior to implementation, ASC 842 indicates that a right-of-use asset and lease liability should be recorded based on the effective date. CSWC adopted ASC 842 effective April 1, 2019 and recorded a right-of-use asset and a lease liability as of that date. After this date, the Company has recorded lease expense on a straight-line basis, consistent with the accounting treatment for lease expense prior to the adoption of ASC 842.

Total lease expense incurred for each of the three months ended June 30, 2019 and 2018 was $58 thousand. As of June 30, 2019, the asset related to the operating lease was $0.5 million and the lease liability was $0.6 million. As of June 30, 2019, the remaining lease term was 2.7 years and the discount rate was 5.13%.

The following table shows future minimum payments under the Company's operating lease as of June 30, 2019 (in thousands):

Year ending March 31,	Rent Commitment
2020	$194
2021	266
2022	248
2023	—
2024	—
Thereafter	—
Total	$708

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

11.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During both the three months ended June 30, 2019 and 2018, we received management and other fees from certain of our portfolio companies totaling $0.1 million, which were recognized as Fees and other income on the Consolidated Statements of Operations. Additionally, as of June 30, 2019 and March 31, 2019, we had dividends receivable from I-45 SLF LLC of $2.9 million and $2.5 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

12.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2019 and 2018 (share amounts presented in thousands).

	Three Months Ended
	June 30,
Per Share Data:	2019	2018
Investment income[1]	$0.90	$0.69
Operating expenses[1]	(0.46)	(0.38)
Income taxes[1]	(0.02)	(0.02)
Net investment income[1]	0.42	0.29
Net realized gain[1]	0.07	1.16
Net unrealized (depreciation) appreciation on investments, net of tax[1]	(0.11)	(0.73)
Total increase from investment operations	0.38	0.72
Accretive effect of share issuances and repurchases	0.03	—
Dividends to shareholders	(0.49)	(0.89)
Exercise of employee stock options[2]	—	(0.09)
Share based compensation expense	0.05	0.03
Other[3]	(0.01)	0.02
(Decrease) increase in net asset value	(0.04)	(0.21)
Net asset value
Beginning of period	18.62	19.08
End of period	$18.58	$18.87

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	2.47%	1.98%
Ratio of net investment income to average net assets[4]	2.24%	1.50%
Portfolio turnover	4.98%	16.19%
Total investment return[4,5]	1.90%	11.63%
Total return based on change in NAV[4,6]	2.42%	3.56%

Per share market value at the end of the period	$20.95	$18.11
Weighted-average common shares outstanding	17,536	16,180
Weighted-average fully diluted shares outstanding	17,536	16,201
Common shares outstanding at end of period	17,697	16,293

[1]	Based on weighted average of common shares outstanding for the period.

[2]	Net decrease is due to the exercise of employee stock options at prices less than beginning of period NAV.

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

13.	SIGNIFICANT SUBSIDIARIES

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

At June 30, 2019, the value of Media Recovery, Inc. represented 9.6% of our total assets. Below is certain selected key financial data from its Balance Sheet at June 30, 2019 and March 31, 2019 and Income Statement for the three months ended June 30, 2019 and 2018 (amounts in thousands).

	June 30, 2019	March 31, 2019
Current Assets	$9,124	$8,489
Non-Current Assets	23,414	23,527
Current Liabilities	3,765	3,089
Non-Current Liabilities	1,607	1,627

	Three months ended
	June 30, 2019	June 30, 2018
Revenue	$6,124	$5,651
Income (loss) from continuing operations	944	(433)
Net income	944	(433)

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street Capital Corporation to form I-45 SLF LLC. I-45 SLF LLC began investing in UMM syndicated senior secured loans during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF LLC totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street Capital Corporation, all of which was funded as of June 30, 2019. CSWC owns 80% of I-45 SLF LLC and has a profits interest of 75.6%, while Main Street Capital Corporation owns 20% and has a profits interest of 24.4%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital Corporation.

As of June 30, 2019 and March 31, 2019, I-45 SLF LLC had total assets of $244.6 million and $246.5 million, respectively. I-45 SLF LLC had approximately $234.7 million and $237.5 million of credit investments at fair value as of June 30, 2019 and March 31, 2019, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of June 30, 2019, approximately $4.8 million of the credit investments were unsettled trades. During the three months ended June 30, 2019, I-45 SLF declared a total dividend of $3.8 million of which $2.9 million was paid to CSWC in July 2019.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. This facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. Under the I-45 credit facility, $155.0 million has been drawn as of June 30, 2019.

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of June 30, 2019 and March 31, 2019:

I-45 SLF LLC Loan Portfolio as of June 30, 2019

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%), 4.00% PIK	$8,321	$8,200	$7,598
ADS Tactical, Inc.	Aerospace & defense	First Lien	7/26/2023	L+6.25% (Floor 1.00%)	4,987	4,962	4,962
Allen Media, LLC	Media, marketing & entertainment	First Lien	8/30/2023	L+6.50% (Floor 1.00%)	5,570	5,433	5,556
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,389	2,372	2,377
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	6,780	6,565	3,983
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	1,693	1,673	1,575
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,620	4,600	4,378
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,812	6,787	6,676
Signify Health, LLC	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,135	5,094	5,132
Corel Inc.	Software & IT services	First Lien	7/2/2026	L+5.00%	5,000	4,750	4,788
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	7,987	7,982	7,987
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.50%	4,988	4,941	4,988
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	6,475	6,424	6,310
The Hoover Group, Inc.	Energy services (Midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	6,420	6,328	6,259
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,175	6,074	6,144
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000	2,970	2,445
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,933	2,914	2,863

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	4,826	4,741	4,730
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	3,838	3,804	3,847
Isagenix International, LLC	Healthcare products	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	2,036	2,018	1,618
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,920	7,859	7,920
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,314	4,280	4,287
Lab Logistics, LLC[3]	Healthcare services	First Lien	9/25/2023	L+6.50 (Floor 1.00%)	1,611	1,595	1,595
		Delayed Draw Term Loan	9/25/2023	L+6.50 (Floor 1.00%)	3,844	3,801	3,807
Lift Brands, Inc.	Consumer services	First Lien	4/16/2023	L+7.00% (Floor 1.00%)	4,938	4,889	4,686
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	3,000	2,956	2,970
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	6,001	5,959	6,001
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,650	6,607	6,252
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+7.00% (Floor 1.00%)	3,949	3,861	3,870
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%)	4,975	4,887	4,887
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,869	2,829	2,761
New Era Technology, Inc.	Software & IT services	First Lien	6/22/2023	L+6.50% (Floor 1.00%)	4,821	4,750	4,764
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	7,294	7,284	7,272
Nomad Buyer, Inc.	Healthcare services	First Lien	8/1/2025	L+5.00%	2,978	2,821	2,963
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,934	4,826	4,862
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,378	6,355	6,338
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,847	4,823	4,763

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
PT Network, LLC	Healthcare services	First Lien	11/30/2021	L+5.50%, (Floor 1.00%), 2.00% PIK	4,369	4,369	4,125
STL Parent Corp. (American Railcar)	Transportation & logistics	First Lien	12/5/2022	L+7.00%	3,950	3,831	3,990
Tacala, LLC	Consumer products & retail	Second Lien	1/30/2026	L+7.00%	3,000	2,987	3,026
Teleguam Holdings , LLC	Telecommunications	Second Lien	7/25/2024	L+8.50% (Floor 1.00%)	2,000	1,971	2,013
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.75% (Floor 1.00%)	7,071	7,028	6,999
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,801	4,774	4,720
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500	2,471	2,350
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,885	4,857	4,903
Turning Point Brands, Inc.	Consumer products & retail	Second Lien	3/7/2024	L+7.00%	2,327	2,307	2,350
UniTek Global Services, Inc.	Telecommunications	First Lien	8/26/2024	L+5.50% (Floor 1.00%)	2,978	2,953	2,951
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	6,844	6,782	6,538
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,438	4,424	4,083
Wireless Vision Holdings, LLC[4]	Telecommunications	First Lien	9/29/2022	L+8.50% (Floor 1.00%)	7,654	7,552	7,569
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,906	4,864	4,869

Total Investments						$240,184	$234,700

[1]
Represents the interest rate as of June 30, 2019. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime in effect at June 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.

[2]
Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

[3]	The investment has approximately $0.5 million in an unfunded delayed draw commitment as of June 30, 2019.

[4]	The investment is structured as a first lien last out term loan and may earn interest in addition to the stated rate.

I-45 SLF LLC Loan Portfolio as of March 31, 2019

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%), 4.00% PIK	$7,375	$7,253	$6,822
		First Lien	3/31/2020	L+11.00% (Floor 1.00%)	950	940	959
Allen Media, LLC	Media, marketing & entertainment	First Lien	8/30/2023	L+6.50% (Floor 1.00%)	5,643	5,496	5,481
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,625	2,605	2,612
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	6,881	6,641	4,516
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	1,818	1,795	1,691
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,689	4,666	4,454
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,830	6,802	6,616
Chloe Ox Parent, LLC (Censeo Health)	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,148	5,105	5,148
CMN.com, LLC	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	9,431	9,347	9,431
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	8,003	7,998	7,803
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.50%	5,000	4,952	4,988
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/31/2024	L+6.50% (Floor 1.00%)	6,563	6,508	6,439
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,256	6,149	6,256
iEnergizer Limited	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	7,307	7,300	7,307
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000	2,968	2,700
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,940	2,920	2,892
Integro Parent Inc.	Business services	First Lien	10/28/2022	L+5.75% (Floor 1.00%)	4,839	4,746	4,839

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	3,847	3,813	3,857
Isagenix International, LLC	Healthcare products	First Lien	6/16/2025	L+5.75% (Floor 1.00%)	2,063	2,044	1,851
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,920	7,855	7,920
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	3,325	3,293	3,308
Lift Brands, Inc.	Consumer services	First Lien	4/16/2023	L+7.00% (Floor 1.00%)	4,950	4,898	4,742
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	6,017	5,973	6,062
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,694	6,648	6,246
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+7.00% (Floor 1.00%)	4,034	3,940	3,913
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%)	4,988	4,895	4,988
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,888	2,846	2,844
New Era Technology, Inc.[3]	Software & IT services	First Lien	6/22/2023	L+6.50% (Floor 1.00%)	4,407	4,336	4,349
		Delayed Draw Term Loan	6/22/2023	L+6.50% (Floor 1.00%)	221	222	218
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	9,312	9,298	9,277
Nomad Buyer, Inc.	Healthcare services	First Lien	8/1/2025	L+5.00%	2,985	2,821	2,907
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,947	4,830	4,857
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,394	6,370	6,171
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,860	4,833	4,763
PT Network, LLC	Healthcare services	First Lien	11/30/2021	L+5.50% (Floor 1.00%)	4,369	4,369	4,125
STL Parent Corp. (American Railcar)	Transportation & logistics	First Lien	12/5/2022	L+7.00%	3,975	3,846	3,856

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Tacala, LLC	Consumer products & retail	Second Lien	1/30/2026	L+7.00%	3,000	2,987	2,995
Teleguam Holdings , LLC	Telecommunications	Second Lien	7/25/2024	L+8.50% (Floor 1.00%)	2,000	1,970	2,013
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.75% (Floor 1.00%)	7,526	7,478	7,488
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,804	4,774	4,766
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500	2,470	2,400
The Hoover Group, Inc.	Energy services (midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	6,437	6,336	6,243
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,910	4,879	4,928
Turning Point Brands, Inc.	Consumer products & retail	Second Lien	3/7/2024	L+7.00%	3,000	2,973	3,030
UniTek Global Services, Inc.	Telecommunications	First Lien	8/20/2024	L+5.50% (Floor 1.00%)	2,985	2,960	2,958
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	6,844	6,777	6,661
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,500	4,485	4,208
Wireless Vision Holdings, LLC[4]	Telecommunications	First Lien	9/29/2022	L+8.50% (Floor 1.00%), 1.00% PIK	7,865	7,753	7,779
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,938	4,893	4,870
Total Investments						$242,061	$237,547

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

Below is certain summarized financial information for I-45 SLF LLC as of June 30, 2019 and March 31, 2019 and for the three months ended June 30, 2019 and 2018 (amounts in thousands):

	June 30, 2019	March 31, 2019
Selected Balance Sheet Information:
Investments, at fair value (cost $240,184 and $242,061)	$234,700	$237,547
Cash and cash equivalents	7,171	6,406
Due from broker	—	—
Deferred financing costs and other assets	1,491	1,615
Interest receivable	1196	979
Total assets	$244,558	$246,547

Senior credit facility payable	$155,000	$160,000
Payable for unsettled transactions	4,750	940
Other liabilities	4,038	3,606
Total liabilities	$163,788	$164,546
Members’ equity	80,770	82,001
Total liabilities and members' equity	$244,558	$246,547

	Three Months Ended
	June 30, 2019	June 30, 2018
Selected Statement of Operations Information:
Total revenues	$5,642	$4,871
Total expenses	(2,240)	(2,062)
Net investment income	3,402	2,809
Net unrealized depreciation	(971)	(834)
Net realized gains	125	197
Net increase in members’ equity resulting from operations	$2,556	$2,172

14.	SUBSEQUENT EVENTS

On July 31, 2019, the Company's Board of Directors declared a total dividend of $0.50 per share, comprised of a regular dividend of $0.40 and a supplemental dividend of $0.10, for the quarter ended September 30, 2019. The record date for the dividend is September 16, 2019. The payment date for the dividend is September 30, 2019.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Three Months Ended June 30, 2019
(amounts in thousands)

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2019	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2019
Control Investments
I-45 SLF LLC	80% LLC equity interest	$2,863	$65,743	$—	$—	$—	$(930)	$64,813

Prism Spectrum Holdings, LLC	First Lien	265	13,461	7	(13,461)	226	(233)	—
	96,498.32 Class A units	—	6,539	—	(6,539)	—	—	—

Media Recovery, Inc.	800,000 shares of Series A convertible preferred stock	175	7,795	—	—	—	184	7,979
	4,000,002 shares of common stock	875	44,965	—	—	—	1,064	46,029

Total Control Investments		$4,178	$138,503	$7	$(20,000)	$226	$85	$118,821

Affiliate Investments
Chandler Signs, LLC	Senior subordinated debt (12.00% cash)	$154	$4,480	$16	$—	$—	$32	$4,528
	1,500,000 units of Class A-1 common stock	8	1,937	—	—	—	199	2,136

Dynamic Communities, LLC	Revolving Loan	1	—	—	—	—	—	—
	First Lien	295	10,972	9	(70)	—	(9)	10,902
	2,000,000 Preferred units	11	2,849	—	—	—	—	2,849

ITA Holdings Group, LLC	Revolving Loan	83	2,000	7	—	—	9	2,705
	First Lien - Term Loan	238	7,475	4	—	—	115	7,491
	First Lien - Term B Loan	149	3,829	702	—	—	3	3,948
	First Lien - PIK Note A	74	2,005	18	—	—	(45)	1,978
	First Lien - PIK Note B	4	79	—	—	—	(1)	78
	Warrants	—	1,557	—	—	—	734	2,291

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2019	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2019
	9.25% Class A membership interest	—	923	—	—	—	502	1,425

Roseland Management, LLC	Revolving Loan	4	—	2	—	—	(2)	—
	First Lien	261	10,474	7	(26)	—	(7)	10,448
	10,000 Class A Units	—	1,487	—	—	—	—	1,487

SIMR, LLC	First Lien	343	11,403	11	(189)	1	(72)	11,154
	5,724,000 Class B Common Units	—	5,724	—	—	—	(327)	5,397

Zenfolio Inc.	Revolving Loan	4	—	1	—	—	(1)	—
	First Lien	440	13,165	1,021	—	—	76	14,262
	190 shares of common stock	—	546	—	—	—	—	546

Total Affiliate Investments		$2,069	$80,905	$1,798	$(285)	$1	$1,206	$83,625
Total Control & Affiliate Investments		$6,247	$219,408	$1,805	$(20,285)	$227	$1,291	$202,446

(1)	The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.

(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories, respectively.

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

(5)
The schedule does not reflect realized gains or losses on escrow receivables for investments which were previously exited and were not held during the period presented. Gains and losses on escrow receivables are classified in the Consolidated Statements of Operations according to the control classification at the time the investment was exited.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the fiscal year ended March 31, 2019 and in this Form 10-Q. The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the fiscal year ended March 31, 2019. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the three months ended June 30, 2019 and 2018, the ratio of our annualized first quarter operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 3.09% and 3.44%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2019 and March 31, 2019, our investment portfolio at fair value represented approximately 94.6% and 95.0%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value of our investments and our valuation procedures, consistent with the 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of June 30, 2019 and March 31, 2019 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2019, we had one investment on non-accrual status, which comprised of approximately 1.5% of our total investment portfolio's fair value and approximately 1.9% of its cost. As of March 31, 2019, we had one investment on non-accrual status, which comprised of approximately 1.6% of our total investment portfolio's fair value and approximately 1.9% of its cost.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. CSWC adopted ASU 2016-02 effective April 1, 2019. Under ASC 842, CSWC evaluates leases to determine if the leases are considered financing or operating leases. The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

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

In March 2019, the SEC issued Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. The Company adopted the requisite amendments effective May 2, 2019. As it pertains to the Company for this Form 10-Q, there were no significant changes to the Company’s consolidated financial position or disclosures. The Company is still evaluating the impact this amendment will have on its other future periodic filings and registration statements.

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

The total value of our investment portfolio was $533.5 million as of June 30, 2019, as compared to $524.1 million as of March 31, 2019. As of June 30, 2019, we had investments in 38 portfolio companies with an aggregate cost of $488.9 million. As of March 31, 2019, we had investments in 37 portfolio companies with an aggregate cost of $478.1 million.

As of June 30, 2019 and March 31, 2019, approximately $362.0 million, or 94.8%, and $348.2 million, or 94.7%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 88.3% and 87.8%, respectively, were subject to contractual minimum interest rates. As of June 30, 2019 and March 31, 2019, approximately $19.7 million, or 5.2%, and $19.5 million, or 5.3%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of June 30, 2019 and March 31, 2019 (excluding our investment in I-45 SLF LLC):

	As of June 30, 2019
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	26	11
Fair value	$376,985	$91,693
Cost	$324,025	$96,849
% of portfolio at cost - debt	89.1%	100.0%
% of portfolio at cost - equity	10.9%	0.0%
% of debt investments at cost secured by first lien	78.0%	84.8%
Weighted average annual effective yield (b)(c)	12.2%	9.9%
Weighted average EBITDA (c)	$8,818	$65,569
Weighted average leverage through CSWC security (c)(d)	3.4x	3.4x

(a)	At June 30, 2019, we had equity ownership in approximately 69.2% of our LMM investments.

(b)
The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of June 30, 2019, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of June 30, 2019, there was one investment on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)	Weighted average metrics are calculated using investment cost basis weighting.

(d)
Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the quarter ended June 30, 2019, one portfolio company is excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

(b)
The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of March 31, 2019, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of March 31, 2019, there was one investment on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of June 30, 2019 and March 31, 2019:

	As of June 30, 2019
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$66,730	17.5%
2	294,339	77.1
3	12,761	3.3
4	7,874	2.1
Total	$381,704	100.0%

	As of March 31, 2019
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$61,897	16.8%
2	284,041	77.3
3	21,789	5.9
4	—	—
Total	$367,727	100.0%

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

As of June 30, 2019, we had one debt investment on non-accrual status, which comprised of approximately 1.5% of our total investment portfolio's fair value and approximately 1.9% of its cost. As of March 31, 2019, we had one investment on non-accrual status, which comprised of approximately 1.6% of our total investment portfolio's fair value and approximately 1.9% of its cost.

Investment Activity

During the three months ended June 30, 2019, we made new debt investments in two portfolio companies totaling $26.6 million, follow-on debt investments in four portfolio companies totaling $8.0 million, and an equity investment in one existing portfolio company totaling $0.6 million. We received contractual principal repayments totaling approximately $6.5 million and a full prepayment of approximately $13.5 million from one portfolio company. In addition, we received proceeds from sales of investments totaling $6.5 million.

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

Total portfolio investment activity for the three months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

				Preferred &
	First Lien	Second Lien	Subordinated	Common	I-45 SLF,
Three months ended June 30, 2019	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$317,544	$35,896	$14,287	$90,601	$65,743	$524,071
New investments	34,550	—	—	620	—	35,170
Proceeds from sales of investments	—	—	—	(6,539)	—	(6,539)
Principal repayments received	(19,894)	(63)	—	—	—	(19,957)
PIK interest earned	197	128	12	60	—	397
Accretion of loan discounts	421	39	12	—	—	472
Realized gain	287	—	—	988	—	1,275
Unrealized gain (loss)	(1,645)	(91)	24	1,244	(930)	(1,398)
Fair value, end of period	$331,460	$35,909	$14,335	$86,974	$64,813	$533,491
Weighted average yield on debt investments at end of period						11.73%
Weighted average yield on total investments at end of period						11.62%

				Preferred &
	First Lien	Second Lien	Subordinated	Common	I-45 SLF,
Three months ended June 30, 2018	Loans	Loans	Debt	Equity	LLC	Total
Fair value, beginning of period	$197,110	$23,229	$18,783	$86,860	$67,113	$393,095
New investments	74,753	—	—	3,111	—	77,864
Proceeds from sales of investments	(22,865)	—	—	(24,767)	—	(47,632)
Principal repayments received	(14,105)	(5,000)	—	—	—	(19,105)
PIK interest earned	—	—	12	67	—	79
Accretion of loan discounts	277	22	13	—	—	312
Realized gain	180	31	—	18,608	—	18,819
Unrealized gain (loss)	(477)	155	15	(11,257)	(538)	(12,102)
Fair value, end of period	$234,873	$18,437	$18,823	$72,622	$66,575	$411,330
Weighted average yield on debt investments at end of period						11.73%
Weighted average yield on total investments at end of period						10.60%

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

Comparison of three months ended June 30, 2019 and June 30, 2018

	Three Months Ended
	June 30,		Net Change
	2019	2018	Amount	%
	(in thousands)
Total investment income	$15,799	$11,107	$4,692	42.2%
Interest expense	(3,806)	(2,373)	(1,433)	60.4%
Other operating expenses	(4,309)	(3,738)	(571)	15.3%
Income before taxes	7,684	4,996	2,688	53.8%
Income tax expense	324	379	(55)	(14.5)%
Net investment income	7,360	4,617	2,743	59.4%
Net realized gain on investments before income tax	1,217	18,819	(17,602)	(93.5)%
Net unrealized (depreciation) appreciation on investments, net of tax	(1,864)	(11,783)	9,919	(84.2)%
Net increase in net assets from operations	$6,713	$11,653	$(4,940)	(42.4)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended June 30, 2019, we reported investment income of $15.8 million, a $4.7 million, or 42.2%, increase as compared to the three months ended June 30, 2018. The increase was primarily due to a $3.7 million, or 48.4%, increase in interest income from our debt investments, which resulted from a 42.7% increase in the cost basis of our debt investments from $270.1 million to $385.5 million year over year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended June 30, 2019, our total interest expense was $3.8 million, an increase of $1.4 million as compared to the total interest expense of $2.4 million for the three months ended June 30, 2018. The increase was primarily attributable to an increase of $88.9 million in average borrowings on our Credit Facility and an increase of $19.4 million in average borrowings related to the December 2022 Notes outstanding during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase also included the amortization of $0.2 million of the remaining debt issuance costs associated with the ATM debt distribution agreement.

Salaries, General and Administrative Expenses

For the three months ended June 30, 2019, our total employee compensation expense (including both cash and share-based compensation) was $2.9 million, an increase of $0.5 million or 19.8%, as compared to the total employee compensation expense of $2.4 million for the three months ended June 30, 2018. The increase was primarily due to the incremental compensation costs related to the restricted stock award modification and an increase in headcount. For the three months ended June 30, 2019, our total general and administrative expense was $1.5 million, an increase of $0.1 million or 7.2%, as compared to the total general and administrative expense of $1.4 million for the three months ended June 30, 2018. The increase was primarily due to an increase in employee recruitment expenses, offset by a decrease in legal fees and board-related expenses.

Net Investment Income

For the three months ended June 30, 2019, income before taxes increased by $2.7 million, or 53.8%. Net investment income increased from the prior year period by $2.7 million, or 59.4%, to $7.4 million as a result of a $4.7 million increase in total investment income and a $0.1 million decrease in income tax expense, offset by a $1.4 million increase in interest expense.

Increase in Net Assets from Operations

During the three months ended June 30, 2019, we recognized realized gains totaling $1.2 million, which consisted of gains on the full repayment of one control investment and partial repayments on eight non-control/non-affiliate investments and one affiliate investment.

In addition, during the three months ended June 30, 2019, we recorded net unrealized depreciation on investments totaling $1.9 million, consisting primarily of net unrealized appreciation on our current portfolio of less than $0.1 million, the reversal of $1.7 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.2 million. Net unrealized appreciation on our current portfolio included unrealized gains on Vistar Media Inc. of $1.7 million, ITA Holdings Group, LLC of $1.3 million and Media Recovery, Inc. of $1.2 million, offset by unrealized losses on American Nuts Operations LLC of $1.7 million and I-45 SLF LLC of $0.9 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the three months ended June 30, 2018, we recognized realized gains totaling $18.8 million, which consisted of gains on the partial repayments of four non-control/non-affiliate investments, full repayments of two non-control/non-affiliate investments and the sale of one control investment.

In addition, during the three months ended June 30, 2018, we recorded net unrealized depreciation on investments totaling $11.8 million, consisting of net unrealized appreciation on our current portfolio of $5.4 million, the reversal of $17.5 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.3 million. Net unrealized appreciation on our current portfolio included unrealized gains on Deepwater Corrosion Services, Inc. of $4.7 million and Media Recovery, Inc. of $1.7 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months.

Cash Flows

For the three months ended June 30, 2019, we experienced a net increase in cash and cash equivalents in the amount of $2.0 million. During that period, our operating activities used $3.1 million in cash, consisting primarily of new portfolio investments of $35.2 million, partially offset by $19.7 million from sales and repayments received from debt investments in portfolio companies and $6.5 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $5.1 million, consisting primarily of proceeds from net borrowings under the Credit Facility of $10.0 million and proceeds from the Equity ATM Program of $4.0 million, partially offset by cash dividends paid in the amount of $8.6 million. At June 30, 2019, the Company had cash and cash equivalents of approximately $12.0 million.

For the three months ended June 30, 2018, we experienced a net increase in cash and cash equivalents in the amount of $4.6 million. During that period, our operating activities used $18.2 million in cash, consisting primarily of new portfolio investments of $77.9 million, partially offset by $41.8 million of sales and repayments received from debt investments in portfolio companies and $24.9 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $22.9 million, consisting primarily of proceeds from net borrowings under the Credit Facility of $25.0 million, partially offset by cash dividends paid in the amount of $4.5 million. At June 30, 2018, the Company had cash and cash equivalents of approximately $12.5 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of June 30, 2019, the Company’s asset coverage was 244%.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of June 30, 2019, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At June 30, 2019, CSWC had $151.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $2.3 million and $1.3 million, respectively, for the three months ended June 30, 2019 and 2018. The weighted average interest rate on the Credit Facility was 5.17% and 5.18%, respectively, for the three months ended June 30, 2019 and 2018. Average borrowings for the three months ended June 30, 2019 and 2018 were $147.5 million and $58.6 million, respectively. As of June 30, 2019, CSWC was in compliance with all financial covenants under the Credit Facility.

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

During the three months ended June 30, 2019, the Company did not sell any December 2022 Notes. Currently, the Company has no intention of issuing additional December 2022 Notes under this ATM debt distribution agreement. As such, during the three months ended June 30, 2019, the Company amortized $0.2 million of the remaining debt issuance costs associated with the ATM debt distribution agreement, which is included in interest expense in the Consolidated Statement of Operations.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of June 30, 2019, the carrying amount of the December 2022 Notes was $75.4 million on an aggregate principal amount of $77.1 million at a weighted average effective yield of 5.93%. As of June 30, 2019, the fair value of the December 2022 Notes was $80.1 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.5 million and $1.0 million, respectively, for the three months ended June 30, 2019 and 2018. Average borrowings for the three months ended June 30, 2019 and 2018 were $77.1 million and $57.7 million, respectively.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of June 30, 2019, the Company was in compliance with all covenants of the December 2022 Notes.

Equity Capital Activities

In January 2016, our board of directors approved a share repurchase program authorizing us to repurchase up to $10 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with Rules 10b-18 under the Exchange Act. During the three months ended June 30, 2019, the Company did not repurchase any shares of the Company's common stock under the share repurchase program. Cumulative to date, we have repurchased a total of 46,363 shares of our common stock in the open market under the stock repurchase program, at an average price of $16.67, including commissions paid, leaving approximately $9.2 million available for additional repurchases under the program.

On March 4, 2019, the Company entered into separate equity distribution agreements with certain sales agents pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50,000,000 (the "Equity ATM Program"). During the quarter ended June 30, 2019, the Company sold 195,549 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.66 per share, raising $4.2 million of gross proceeds. Net proceeds were $4.1 million after commissions to the sales agents on shares sold. Cumulative to date, the Company has sold 459,205 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.55, raising $9.9 million of gross proceeds.

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

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of June 30, 2019.

	Payments Due By Period
	(In thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$708	$259	$449	$—	$—
Credit Facility (1)	186,462	7,943	15,843	162,676	—
December 2022 Notes (2)	93,251	4,666	9,307	79,278	—
	$280,421	$12,868	$25,599	$241,954	$—

(1)	Amounts include interest payments calculated at an average rate of 5.17% of outstanding credit facility borrowings, which were $151.0 million as of June 30, 2019.

(2)	Includes interest payments.

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

At June 30, 2019 and March 31, 2019, we had a total of approximately $16.5 million and $17.7 million, respectively, in currently unfunded commitments (as discussed in Note 10 to the Consolidated Financial Statements). Included within the total unfunded commitments as of June 30, 2019 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2019, we had $3.4 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2020. As of June 30, 2019, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these commitments. As of June 30, 2019, the Company had cash and cash equivalents of $12.0 million and $140.6 million in available borrowings under the Credit Facility.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. However, the interest rates on our December 2022 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2019, we were not a party to any hedging arrangements.

As of June 30, 2019, approximately 94.8% of our debt investment portfolio (at fair value) bore interest at floating rates, 88.3% of which were subject to contractual minimum interest rates. A hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $2.8 million, or $0.16 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could decrease our net investment income by a maximum of $2.3 million, or $0.13 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.50%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of June 30, 2019.

During the three months ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Investing in our common stock involves a number of significant risks. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 that we filed with the SEC on June 4, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 25, 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $10 million of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Securities Exchange Act of 1934. On March 1, 2016, we entered into a share repurchase agreement, which became effective immediately and shall terminate on the earliest of: (1) the date on which a total of $10 million worth of common shares have been purchased under the share repurchase program; (2) the date on which the terms set forth in the purchase instructions have been met; or (3) the date that is one trading day after the date on which insider notifies broker in writing that this share repurchase agreement shall terminate. During the three months ended June 30, 2019, the Company did not repurchase any shares under the share repurchase program. As of June 30, 2019, the Company has approximately $9.2 million available for additional repurchases under the share repurchase program.

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

*    Filed herewith.

^
The certifications, attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION

August 6, 2019	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

August 6, 2019	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer