Form 10-Q
period 2019-09-30
CAPITAL SOUTHWEST CORP
filed 2019-11-05
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,927,329 shares of Common Stock, $0.25 value per share, as of November 1, 2019.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	September 30,	March 31,
	2019	2019
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $343,790 and $305,596, respectively)	$339,357	$304,663
Affiliate investments (Cost: $80,948 and $79,277, respectively)	83,602	80,905
Control investments (Cost: $73,415 and $93,182, respectively)	115,917	138,503
Total investments (Cost: $498,153 and $478,055, respectively)	538,876	524,071
Cash and cash equivalents	30,019	9,924
Receivables:
Dividends and interest	8,563	9,252
Escrow	418	370
Other	758	1,244
Income tax receivable	154	183
Deferred tax asset	1,628	1,807
Debt issuance costs (net of accumulated amortization of $2,191 and $1,814, respectively)	3,209	3,364
Other assets	1,408	1,628
Total assets	$585,033	$551,843

Liabilities
December 2022 Notes (Par value: $77,136 and $77,136, respectively)	$75,564	$75,099
October 2024 Notes (Par value: $65,000 and $0, respectively)	63,585	—
Credit facility	108,000	141,000
Other liabilities	5,791	6,708
Accrued restoration plan liability	3,023	3,073
Deferred tax liability	971	—
Total liabilities	256,934	225,880

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 20,266,841 shares at September 30, 2019 and 19,842,528 shares at March 31, 2019	5,067	4,961
Additional paid-in capital	291,387	281,205
Total distributable earnings	55,582	63,734
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	328,099	325,963
Total liabilities and net assets	$585,033	$551,843
Net asset value per share (17,927,329 shares outstanding at September 30, 2019 and 17,503,016 shares outstanding at March 31, 2019)	$18.30	$18.62

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment income:
Interest income:
Non-control/Non-affiliate investments	$9,236	$7,049	$18,267	$13,081
Affiliate investments	2,001	1,799	4,051	3,251
Control investments	—	384	265	543
Dividend income:
Non-control/Non-affiliate investments	68	2	155	25
Affiliate investments	—	44	19	82
Control investments	3,519	3,112	7,432	6,126
Interest income from cash and cash equivalents	12	5	28	9
Fees and other income	382	200	800	585
Total investment income	15,218	12,595	31,017	23,702
Operating expenses:
Compensation	1,708	1,963	3,729	3,873
Share-based compensation	685	482	1,522	957
Interest	3,716	3,109	7,522	5,482
Professional fees	462	407	1,088	895
Net pension expense	35	39	71	79
General and administrative	1,231	793	2,020	1,618
Total operating expenses	7,837	6,793	15,952	12,904
Income before taxes	7,381	5,802	15,065	10,798
Income tax expense	566	256	890	635
Net investment income	$6,815	$5,546	$14,175	$10,163

Realized gain
Non-control/Non-affiliate investments	$267	$17	$1,316	$217
Affiliate investments	16	77	17	77
Control investments	—	—	167	18,619
Total net realized gain on investments before income tax	283	94	1,500	18,913

Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(809)	1,877	(3,781)	6,409
Affiliate investments	(181)	(868)	1,025	(1,539)
Control investments	(2,904)	(124)	(2,819)	(16,087)
Income tax (provision) benefit	(475)	63	(658)	382
Total net unrealized (depreciation) appreciation on investments, net of tax	(4,369)	948	(6,233)	(10,835)

Net realized and unrealized (losses) gains on investments	$(4,086)	$1,042	$(4,733)	$8,078

Net increase in net assets from operations	$2,729	$6,588	$9,442	$18,241

Pre-tax net investment income per share - basic and diluted	$0.42	$0.36	$0.85	$0.67
Net investment income per share – basic and diluted	$0.38	$0.34	$0.80	$0.63
Net increase in net assets from operations – basic and diluted	$0.15	$0.40	$0.53	$1.12
Weighted average shares outstanding – basic	17,770,011	16,318,737	17,653,607	16,249,892
Weighted average shares outstanding – diluted	17,770,011	16,323,477	17,653,607	16,254,365
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	2019	2018

Net assets, March 31	$325,963	$308,288
Operations:
Net investment income	7,360	4,617
Net realized gain on investments	1,217	18,819
Net unrealized depreciation on investments, net of tax	(1,864)	(11,783)
Net increase in net assets from operations	6,713	11,653
Dividends to shareholders ($0.49 and $0.89 per share, respectively)	(8,629)	(14,503)
Capital share transactions:
Change in restoration plan liability	7	11
Issuance of common stock	3,972	—
Exercise of employee stock options	—	1,457
Share-based compensation expense	837	475
Common stock withheld for payroll taxes upon vesting of restricted stock	(49)	—
Increase (decrease) in net assets	2,851	(907)
Net assets, June 30	$328,814	$307,381
Operations:
Net investment income	6,815	5,546
Net realized gain on investments	283	94
Net unrealized (depreciation) appreciation on investments, net of tax	(4,369)	948
Net increase in net assets from operations	2,729	6,588
Dividends to shareholders ($0.50 and $0.44 per share, respectively)	(8,964)	(7,191)
Capital share transactions:
Change in pension plan funded status	8	12
Issuance of common stock	4,827	—
Exercise of employee stock options	—	576
Share-based compensation expense	685	482
(Decrease) increase in net assets	(715)	467
Net assets, September 30	$328,099	$307,848

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets from operations	$9,442	$18,241
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(64,725)	(167,697)
Proceeds from sales and repayments of debt investments in portfolio companies	39,964	52,638
Proceeds from sales and return of capital of equity investments in portfolio companies	7,271	24,884
Payment of accreted original issue discounts	570	306
Depreciation and amortization	1,249	708
Net pension benefit	(34)	(26)
Realized gain on investments before income tax	(1,500)	(18,913)
Net unrealized depreciation (appreciation) on investments	5,575	11,217
Accretion of discounts on investments	(968)	(687)
Payment-in-kind interest and dividends	(889)	(136)
Stock option and restricted awards expense	1,522	957
Deferred income taxes	1,149	(201)
Changes in other assets and liabilities:
Decrease (increase) in dividend and interest receivable	928	(3,088)
Increase in escrow receivables	(48)	—
Decrease in tax receivable	28	4,669
Decrease (increase) in other receivables	486	(62)
(Increase) decrease in other assets	(478)	443
Increase in taxes payable	413	—
Decrease in other liabilities	(231)	(1,324)
Decrease in payable for unsettled transaction	(1,158)	—
Net cash used in operating activities	(1,434)	(78,071)
Cash flows from financing activities
Proceeds from common stock offering	8,937	—
Equity offering costs paid	(106)	—
Borrowings under credit facility	47,000	117,000
Repayments of credit facility	(80,000)	(30,000)
Debt issuance costs paid	(360)	(539)
Proceeds from notes	63,700	18,081
Dividends to shareholders	(17,593)	(26,219)
Proceeds from exercise of employee stock options	—	2,034
Common stock withheld for payroll taxes upon vesting of restricted stock	(49)	—
Net cash provided by financing activities	21,529	80,357
Net increase in cash and cash equivalents	20,095	2,286
Cash and cash equivalents at beginning of period	9,924	7,907
Cash and cash equivalents at end of period	$30,019	$10,193
Supplemental cash flow disclosures:
Cash paid for income taxes	$—	$11
Cash paid for interest	6,090	4,553

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien[16]	Healthcare services	L+6.75% (Floor 1.00%)/Q, 4.00% PIK, Current Coupon 13.33%	6/28/2017	6/30/2023	$9,079	$8,916	$6,809
	First Lien - Priming Facility		L+11.00% (Floor 1.00%)/Q, Current Coupon 13.29%	3/21/2019	3/31/2020	1,170	1,164	1,170
							10,080	7,979
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.60%	12/13/2018	12/13/2023	9,813	9,639	9,724
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.50% (Floor 1.00%)/Q, Current Coupon 9.78%	7/2/2018	7/2/2023	11,386	11,195	11,193
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)/Q, Current Coupon 9.61%	7/2/2018	7/2/2023	361	335	355
							11,530	11,548
AG KINGS HOLDINGS INC.[8,16]	First Lien	Food, agriculture & beverage	L+10.02% (Floor 1.00%)/M, Current Coupon 12.69%	8/4/2016	8/8/2021	9,308	9,194	6,958
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	8/1/2017	2/1/2023	10,100	9,963	9,666
	3.88% preferred membership interest		—	8/1/2017	—	—	2,500	2,500
							12,463	12,166
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+9.50% (Floor 1.00%)/Q, Current Coupon 11.82%	4/10/2018	4/10/2023	17,281	17,018	16,340
	First Lien - Term Loan C10		L+9.50% (Floor 1.00%)/Q, Current Coupon 11.82%	12/21/2018	4/10/2023	1,804	1,778	1,705
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	733
							21,796	18,778

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 8.69%	9/21/2016	12/8/2021	5,934	5,854	3,744
	Second Lien		L+9.50% (Floor 1.00%)/Q, Current Coupon 11.84%	11/3/2016	6/6/2022	2,006	1,961	532
							7,815	4,276
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%)/M, Current Coupon 11.59%	7/29/2016	12/31/2020	12,390	12,325	12,297
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan[10]	Healthcare services	L+7.50% (Floor 1.00%)	8/31/2018	8/31/2023	—	(23)	—
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 9.82%	8/31/2018	8/31/2023	9,145	8,994	8,939
	Second Lien		13.25% PIK	8/31/2018	12/1/2023	3,468	3,402	3,382
	2,042 Common Units[9]		—	8/31/2018	—	—	750	569
							13,123	12,890
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 10.63%	3/9/2017	3/9/2022	11,770	11,640	11,446
	900,000 shares of common stock		—	3/9/2017	—	—	900	786
							12,540	12,232
BLASCHAK COAL CORP.	Second Lien[15]	Commodities & mining	L+10.00%/Q, 1.00% PIK, Current Coupon 13.32%	7/30/2018	7/30/2023	8,580	8,439	8,314
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+6.00% (Floor 1.00%)/M, Current Coupon 8.53%	8/19/2016	8/23/2022	4,850	4,823	4,350
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%/Q, Current Coupon 11.82%	12/21/2017	7/8/2020	11,448	11,365	11,368

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
CLICKBOOTH.COM, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	12/5/2017	12/5/2022	—	(13)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 10.82%	12/5/2017	12/5/2022	15,642	15,421	15,955
							15,408	15,955
DANFORTH ADVISORS, LLC[13]	Revolving Loan[10]	Business services	L+7.25% (Floor 2.00%)	9/28/2018	9/28/2023	—	(16)	—
	First Lien		L+7.25% (Floor 2.00%)/Q, Current Coupon 9.57%	9/28/2018	9/28/2023	7,250	7,129	7,250
	875 Class A equity units[9]		—	9/28/2018	—	—	875	1,274
							7,988	8,524
DELPHI INTERMEDIATE HEALTHCO, LLC	First Lien	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 9.70%	11/3/2017	10/3/2022	10,527	10,455	9,538
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.00% (Floor 1.00%)/Q, Current Coupon 8.12%	1/25/2016	2/12/2021	12,662	12,656	12,662
DRIVEN, INC.	First Lien	Business services	L+8.00% (Floor 2.00%)/Q, Current Coupon 10.31%	6/28/2019	6/28/2024	12,000	11,770	11,772
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 10.79%	9/28/2016	8/25/2023	3,000	2,961	2,952
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.00%/Q, Current Coupon 9.32%	6/22/2018	6/22/2023	15,373	15,160	15,373
	Delayed Draw Term Loan[10]		L+7.00%/Q, Current Coupon 9.32%	6/22/2018	6/22/2023	6,143	6,041	6,143
							21,201	21,516
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	—	—	(50)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.32%	5/24/2018	5/23/2023	3,197	3,154	3,133
							3,104	3,133

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
IENERGIZER LIMITED[9]	First Lien	Business services	L+6.00% (Floor 1.00%)/M, Current Coupon 8.06%	4/17/2019	4/17/2024	13,500	13,374	13,500
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 8.54%	2/28/2019	2/28/2024	8,640	8,562	8,640
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 10.60%	11/15/2017	11/15/2022	11,601	11,438	11,426
	110,000 units of Class A common stock[9]		—	11/15/2017	—	—	1,100	821
							12,538	12,247
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien	Environmental services	L+10.25% (Floor 1.00%)/Q, Current Coupon 12.35%	6/30/2017	6/30/2022	13,271	13,181	12,813
	25,603 shares of Series C preferred stock		—	8/13/2018	—	—	26	29
	396,825 shares of Series B preferred stock		—	6/30/2017	—	—	500	306
							13,707	13,148
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 11.75%	12/8/2017	12/20/2025	10,500	9,870	10,384
SCRIP INC.[8]	First Lien	Healthcare products	L+9.95% (Floor 2.00%)/M, Current Coupon 11.96%	3/21/2019	3/21/2024	16,750	16,290	16,415
	100 shares of common stock		—	3/21/2019	—	—	1,000	1,000
							17,290	17,415
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	6/23/2017	—	—	541	1,053
TINUITI INC.	1,114 Preferred Units	Media, marketing & entertainment	12.00% PIK	2/1/2017	—	—	1,130	2,944
	1,443 Common Units		—	2/1/2017	—	—	277	1,056
							1,407	4,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+8.00% (Floor 1.00%)/M, Current Coupon 10.09%	2/17/2017	4/3/2023	13,908	12,803	13,908
	171,617 shares of Series A preferred stock		—	4/3/2019	—	—	1,874	3,698
	Warrants (Expiration - April 3, 2029)		—	4/3/2019	—	—	620	1,648
							15,297	19,254
VTX HOLDINGS, INC.[8]	First Lien	Software & IT services	L+8.95% (Floor 2.00%)/Q, Current Coupon 11.23%	7/23/2019	7/23/2024	20,075	19,529	19,784
	1,000,000 Series A Preferred Units		—	7/23/2019	—	—	1,000	1,000
							20,529	20,784

Total Non-control/Non-affiliate Investments							$343,790	$339,357

Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	Senior subordinated debt	Business services	12.00%	1/4/2016	7/4/2021	$4,569	$4,532	$4,569
	1,500,000 units of Class A-1 common stock[9]		—	1/4/2016	—	—	1,500	2,714
							6,032	7,283
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+8.00% (Floor 1.00%)	7/17/2018	7/17/2023	—	(4)	—
	First Lien		L+8.00% (Floor 1.00%)/M, Current Coupon 10.04%	7/17/2018	7/17/2023	10,920	10,744	10,833
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	2,849
							12,740	13,682

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)/Q, Current Coupon 11.26%	2/14/2018	2/14/2023	1,719	1,684	1,723
	First Lien - Term Loan		L+8.00% (Floor 1.00%)/Q, Current Coupon 10.32%	2/14/2018	2/14/2023	8,483	8,373	8,483
	First Lien - Term B Loan		L+11.00% (Floor 1.00%)/Q, Current Coupon 13.32%	6/5/2018	2/14/2023	4,242	4,173	4,373
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,308	1,787	2,178
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	91	91	86
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	2,909
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	2,245
							18,146	21,997
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)	11/9/2018	11/9/2023	—	(28)	—
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.32%	11/9/2018	11/9/2023	10,421	10,265	10,421
	10,000 Class A Units		—	11/9/2018	—	—	1,000	1,789
							11,237	12,210
SIMR, LLC	First Lien	Healthcare services	L+9.00% (Floor 2.00%)/M, Current Coupon 11.13%	9/7/2018	9/7/2023	11,207	11,019	10,545
	5,724,000 Class B Common Units		—	9/7/2018	—	—	5,724	3,322
							16,743	13,867

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
ZENFOLIO INC.	Revolving Loan[10]	Business services	L+9.00% (Floor 1.00%)	7/17/2017	7/17/2022	—	(11)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.32%	7/17/2017	7/17/2022	14,406	14,161	14,017
	190 shares of common stock		—	7/17/2017	—	—	1,900	546
							16,050	14,563

Total Affiliate Investments							$80,948	$83,602

Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$68,000	$61,909
MEDIA RECOVERY, INC.[11]	800,000 shares of Series A convertible preferred stock	Industrial products	—	11/4/1997	—	—	800	7,979
	4,000,002 shares of common stock		—	11/4/1997	—	—	4,615	46,029
							5,415	54,008

Total Control Investments							$73,415	$115,917

TOTAL INVESTMENTS[12]							$498,153	$538,876

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.

[2]	All of the Company’s investments, unless otherwise noted, are pledged as collateral for the Company’s senior secured credit facility.

[3]
The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.

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

[5]
Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940 (the “1940 Act”) as investments that are neither control investments nor affiliate investments. At September 30, 2019, approximately 63.0% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 103.4%.

[6]
Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At September 30, 2019, approximately 15.5% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 25.5%.

[7]
Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At September 30, 2019, approximately 21.5% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 35.3%.

[8]	The investment is structured as a first lien last out term loan.

[9]
Indicates assets that are considered "non-qualifying assets" under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2019, approximately 15.6% of the Company's assets are non-qualifying assets.

[10]	The investment has an unfunded commitment as of September 30, 2019. Refer to Note 10 - Commitments and Contingencies for further discussion.

[11]	Income producing through dividends or distributions.

[12]
As of September 30, 2019, the cumulative gross unrealized appreciation for U.S. federal income tax purposes is approximately $66.7 million; cumulative gross unrealized depreciation for federal income tax purposes is $23.8 million. Cumulative net unrealized appreciation is $43.0 million, based on a tax cost of $495.9 million.

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

[14]
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which as of September 30, 2019 represented 164.2% of the Company's net assets or 92.1% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.

[15]
The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.

[16]	Investment is on non-accrual status as of September 30, 2019, meaning the Company has ceased to recognize interest income on the investment.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2019

Portfolio Company[1]	Type of Investment[2,14]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien	Healthcare services	L+6.75% (Floor 1.00%)/Q, 4.00% PIK, Current Coupon 13.49%	6/30/2023	$9,084	$8,912	$8,403
	First Lien		L+11.00% (Floor 1.00%)/M	3/31/2020	1,170	1,158	1,182
						10,070	9,585
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 11.09%	12/13/2023	9,938	9,747	9,783
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.50% (Floor 1.00%)/Q, Current Coupon 10.30%	7/2/2023	13,566	13,320	13,308
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)	7/2/2023	—	(29)	—
						13,291	13,308
AG KINGS HOLDINGS INC.[8,16]	First Lien	Food, agriculture & beverage	L+10.02% (Floor 1.00%)/M, Current Coupon 12.69%	8/8/2021	9,308	9,194	8,330
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	2/1/2023	10,100	9,946	9,807
	3.88% preferred membership interest		—	—	—	2,500	2,500
						12,446	12,307
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+9.50% (Floor 1.00%)/Q, Current Coupon 12.30%	4/10/2023	17,369	17,075	16,822
	First Lien - Term Loan C10		L+9.50% (Floor 1.00%)/Q, Current Coupon 12.30%	4/10/2023	1,750	1,723	1,695
	3,000,000 units of Class A common stock[9]		—	—	—	3,000	1,505
						21,798	20,022
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 9.24%	12/8/2021	6,023	5,922	3,953
	Second Lien		L+9.50% (Floor 1.00%)/Q, Current Coupon 12.30%	6/6/2022	2,006	1,954	1,103
						7,876	5,056

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

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2019

Portfolio Company[1]	Type of Investment[2,14]	Industry	Current Interest Rate[3]	Maturity	Principal	Cost	Fair Value[4]
						12,576	12,714
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien	Environmental services	L+9.25% (Floor 1.00%)/Q, Current Coupon 11.84%	6/30/2022	13,688	13,580	12,606
	25,603 shares of Series C preferred stock		—	—	—	26	28
	396,825 shares of Series B preferred stock		—	—	—	500	307
						14,106	12,941
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 12.00%	12/20/2025	10,500	9,838	10,437
SCRIP INC.[8]	First Lien	Healthcare products	L+10.00% (Floor 2.00%)/M, Current Coupon 12.49%	3/21/2024	16,750	16,250	16,250
	100 shares of common stock		—	—	—	1,000	1,000
						17,250	17,250
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	—	—	541	645
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+10.00% (Floor 1.00%)/M, Current Coupon 12.60%	2/16/2022	7,975	7,447	7,975
	Warrants (Expiration - February 17, 2027)		—	—	—	886	2,378
						8,333	10,353

Total Non-control/Non-affiliate Investments						$305,596	$304,663
Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	Senior subordinated debt	Business services	12.00% / 1.00% PIK	7/4/2021	$4,557	$4,512	$4,480
	1,500,000 units of Class A-1 common stock[9]		—	—	—	1,500	1,937
						6,012	6,417
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+8.00% (Floor 1.00%)	7/17/2023	—	(4)	—
	First Lien		L+8.00% (Floor 1.00%)/M, Current Coupon 10.59%	7/17/2023	11,060	10,863	10,972
	2,000,000 Preferred Units[9]		—	—	—	2,000	2,849

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and six months ended September 30, 2019 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2019 and 2018. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our assets in qualifying assets. As of September 30, 2019, the Company has 84.4% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the Securities and Exchange Commission ("SEC").
(2)Securities of any eligible portfolio company that we control.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no readily available market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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

For the quarter ended September 30, 2019, we satisfied all RIC requirements and have 12.0% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At September 30, 2019 and March 31,

2019, cash balances totaling $28.9 million and $8.8 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2019, we had two investments on non-accrual status. As of March 31, 2019, we had one investment on non-accrual status.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three and six months ended September 30, 2019, approximately 3.3% and 3.1%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three and six months ended September 30, 2018, 3.0%, and 2.9% respectively, of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of the equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. As of September 30, 2019 and March 31, 2019, we have not written off any accrued and uncollected PIK interest and dividends from prior periods. For the three months ended September 30, 2019, we had one investment for which we stopped accruing PIK interest. For the three and six months ended September 30, 2019, approximately 1.3% and 2.0% respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income. For both the three and six months ended September 30, 2018, approximately 0.7% of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income.

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility and its notes (as discussed further in Note 5). The costs in connection with the credit facility have been capitalized and are amortized into interest expense over the term of the credit facility. The costs in connection with the notes are a direct deduction from the related debt liability and amortized into interest expense over the term of the December 2022 Notes and October 2024 Notes (as defined below).

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately two years. The operating lease is included as an operating lease right-of-use ("ROU") asset and operating lease liability in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

CSMC, a wholly-owned subsidiary of CSWC, and the Taxable Subsidiary are not RICs and are required to pay taxes at the corporate rate of 21% as of September 30, 2019. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of each of CSMC and the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three and six months ended September 30, 2019 and 2018.

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

At the three and six months ended September 30, 2019, there was no adjustment made for the dilutive effect of stock-based awards. At the three and six months ended September 30, 2018, weighted-average basic shares were adjusted for the dilutive effect of stock-based awards of 4,739 and 4,473, respectively.

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

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2019 and March 31, 2019:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
September 30, 2019:
First lien loans[1]	$337,646	62.7%	102.9%	$343,715	69.0%
Second lien loans[2]	35,288	6.5	10.7	36,273	7.3
Subordinated debt	14,234	2.6	4.3	14,495	2.9
Preferred equity	21,305	4.0	6.5	9,829	2.0
Common equity & warrants	68,494	12.7	20.9	25,841	5.2
I-45 SLF LLC[3]	61,909	11.5	18.9	68,000	13.6
	$538,876	100.0%	164.2%	$498,153	100.0%

March 31, 2019:
First lien loans[1]	$317,544	60.6%	97.4%	$319,278	66.8%
Second lien loans[2]	35,896	6.8	11.0	36,057	7.5
Subordinated debt	14,287	2.7	4.4	14,458	3.0
Preferred equity	17,936	3.4	5.5	7,894	1.7
Common equity & warrants	72,665	14.0	22.3	32,368	6.8
I-45 SLF LLC[3]	65,743	12.5	20.1	68,000	14.2
	$524,071	100.0%	160.7%	$478,055	100.0%

[1]
Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of September 30, 2019 and March 31, 2019, the fair value of the first lien last out loans are $43.2 million and $38.6 million, respectively.

[2]
Included in second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of September 30, 2019 and March 31, 2019, the fair value of the split lien term loans are $18.0 million and $18.3 million, respectively.

[3]
I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2019 and March 31, 2019:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
September 30, 2019:
Business Services	$79,708	14.8%	24.3%	$77,824	15.6%
I-45 SLF LLC[1]	61,909	11.5	18.9	68,000	13.6
Healthcare Services	56,485	10.5	17.2	61,637	12.4
Industrial Products	54,008	10.0	16.5	5,415	1.1
Media, Marking & Entertainment	50,758	9.4	15.5	43,643	8.7
Software & IT Services	33,446	6.2	10.2	33,184	6.7
Healthcare Products	29,662	5.5	9.0	29,827	6.0
Food, Agriculture & Beverage	25,735	4.8	7.8	30,991	6.2
Distribution	24,529	4.6	7.4	24,865	5.0
Consumer Products and Retail	23,533	4.4	7.2	23,828	4.8
Transportation & Logistics	21,997	4.1	6.7	18,146	3.6
Consumer Services	21,516	4.0	6.6	21,201	4.3
Environmental Services	13,148	2.4	4.0	13,707	2.8
Energy Services (Midstream)	9,724	1.8	3.0	9,639	1.9
Financial Services	9,693	1.8	2.9	9,103	1.8
Commodities & Mining	8,314	1.5	2.5	8,439	1.7
Restaurants	7,483	1.4	2.3	7,928	1.6
Telecommunications	4,276	0.8	1.3	7,815	1.6
Paper & Forest Products	2,952	0.5	0.9	2,961	0.6
	$538,876	100.0%	164.2%	$498,153	100.0%

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
March 31, 2019:
I-45 SLF LLC[1]	$65,743	12.5%	20.2%	$68,000	14.2%
Healthcare Services	62,719	12.0	19.2	62,701	13.1
Media, Marketing, & Entertainment	59,410	11.3	18.2	54,079	11.3
Industrial Products	52,760	10.1	16.2	5,415	1.1
Business Services	52,405	10.0	16.1	51,688	10.8
Environmental Services	32,941	6.3	10.1	33,873	7.1
Healthcare Products	29,964	5.7	9.2	29,826	6.2
Food, Agriculture & Beverage	28,352	5.4	8.7	30,991	6.5
Distribution	25,680	4.9	7.9	25,558	5.4
Consumer Products and Retail	23,618	4.5	7.2	23,762	5.0
Consumer Services	22,630	4.3	6.9	22,274	4.7
Transportation & Logistics	17,869	3.4	5.5	17,074	3.6
Energy Services (Midstream)	9,783	1.9	3.0	9,747	2.0
Financial Services	9,707	1.8	3.0	9,596	2.0
Commodities & Mining	8,511	1.6	2.6	8,383	1.8
Restaurants	7,912	1.5	2.4	7,978	1.7
Software & IT Services	6,128	1.2	1.9	6,277	1.3
Telecommunications	5,056	1.0	1.5	7,876	1.6
Paper & Forest Products	2,883	0.6	0.9	2,957	0.6
	$524,071	100.0%	160.7%	$478,055	100.0%

[1]
I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of September 30, 2019 and March 31, 2019:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
September 30, 2019:
Southwest	$163,477	30.3%	49.8%	$110,614	22.2%
Southeast	111,794	20.7	34.1	116,890	23.5
Northeast	108,655	20.2	33.1	104,993	21.1
I-45 SLF LLC[1]	61,909	11.5	18.9	68,000	13.6
Midwest	41,850	7.8	12.7	41,612	8.3
West	37,691	7.0	11.5	42,670	8.6
International	13,500	2.5	4.1	13,374	2.7
	$538,876	100.0%	164.2%	$498,153	100.0%

March 31, 2019:
Southwest	$139,306	26.6%	42.7%	$89,399	18.7%
Northeast	125,657	24.0	38.5	122,404	25.6
Southeast	119,280	22.8	36.6	120,889	25.3
I-45 SLF LLC[1]	65,743	12.5	20.2	68,000	14.2
West	38,455	7.3	11.8	41,647	8.7
Midwest	35,630	6.8	10.9	35,716	7.5
	$524,071	100.0%	160.7%	$478,055	100.0%

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
As of September 30, 2019 and March 31, 2019, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at NAV) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2019 and March 31, 2019 (in thousands):

		Fair Value Measurements
		at September 30, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$337,646	$—	$—	$337,646
Second lien loans	35,288	—	—	35,288
Subordinated debt	14,234	—	—	14,234
Preferred equity	21,305	—	—	21,305
Common equity & warrants	68,494	—	—	68,494
Investments measured at net asset value[1]	61,909	—	—	—
Total Investments	$538,876	$—	$—	$476,967

		Fair Value Measurements
		at March 31, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$317,544	$—	$—	$317,544
Second lien loans	35,896	—	—	35,896
Subordinated debt	14,287	—	—	14,287
Preferred equity	17,936	—	—	17,936
Common equity & warrants	72,665	—	—	72,665
Investments measured at net asset value[1]	65,743	—	—	—
Total Investments	$524,071	$—	$—	$458,328

[1]
Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at September 30, 2019 and March 31, 2019, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at September 30, 2019 and March 31, 2019. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	September 30, 2019	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$321,691	Discount Rate	6.6% - 34.5%	11.9%
			Third Party Broker Quote	63.1 - 89.7	77.4
	Market Approach	15,955	Exit Value	102.0	102.0
Second lien loans	Income Approach	35,288	Discount Rate	11.0% - 14.5%	12.5%
			Third Party Broker Quote	26.5	26.5
Subordinated debt	Income Approach	14,234	Discount Rate	12.8% - 13.4%	13.2%
Preferred equity	Enterprise Value Waterfall Approach	20,305	EBITDA Multiple	8.0x - 10.7x	9.5x
			Discount Rate	13.6% - 20.3%	15.6%
	Market Approach	1,000	Cost
Common equity & warrants	Enterprise Value Waterfall Approach	68,494	EBITDA Multiple	6.0x - 11.1x	8.7x
			Discount Rate	13.3% - 20.3%	14.8%
Total Level 3 Investments		$476,967

		Fair Value at	Significant
	Valuation	March 31, 2019	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$248,404	Discount Rate	9.6% - 20.5%	12.1%
			Third Party Broker Quote	65.6 - 97.5	90.1
	Market Approach	69,140	Cost	97.0 - 99.0	97.7
			Exit Value	100.0 - 102.0	101.4
Second lien loans	Income Approach	35,896	Discount Rate	11.5% - 41.9%	13.9%
			Third Party Broker Quote	55	55.0
Subordinated debt	Income Approach	14,287	Discount Rate	12.6% - 15.0%	13.4%
Preferred equity	Enterprise Value Waterfall Approach	17,936	EBITDA Multiple	7.7x - 10.2x	9.5x
			Discount Rate	15.5% - 19.3%	17.8%
Common equity & warrants	Enterprise Value Waterfall Approach	71,665	EBITDA Multiple	4.6x - 10.7x	8.8x
			Discount Rate	13.9% - 21.0%	18.4%
	Market Approach	1,000	Cost	100.0	100.0
Total Level 3 Investments		$458,328

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three and six months ended September 30, 2019 and 2018, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2019 and 2018 (in thousands):

	Fair Value 3/31/2019	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value 9/30/2019	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$317,544	$(3,765)	$63,969	$(40,409)	$307	$—	$—	$337,646	$(3,819)
Second lien loans	35,896	(823)	79	(125)	261	—	—	35,288	(824)
Subordinated debt	14,287	(90)	25	—	12	—	—	14,234	(89)
Preferred equity	17,936	1,433	1,000	—	71	(732)	1,597	21,305	1,434
Common equity & warrants	72,665	3,345	620	—	—	(6,539)	(1,597)	68,494	3,848
Total Investments	$458,328	$100	$65,693	$(40,534)	$651	$(7,271)	$—	$476,967	$550

	Fair Value 3/31/2018	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Earned	Divestitures	Conversion/Reclassification of Security	Fair Value 9/30/2018	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$197,110	$(454)	$139,096	$(19,140)	$—	$(28,804)	$—	$287,808	$(437)
Second lien loans	23,229	391	11,406	(5,000)	—	—	—	30,026	392
Subordinated debt	18,783	47	30	—	23	—	—	18,883	48
Preferred equity	38,541	7,606	2,657	—	113	(24,767)	—	24,150	6,158
Common equity & warrants	48,319	893	15,196	—	—	—	—	64,408	893
Total Investments	$325,982	$8,483	$168,385	$(24,140)	$136	$(53,571)	$—	$425,275	$7,054

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.

5.	BORROWINGS

In accordance with the 1940 Act, with certain limitations, effective April 25 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of September 30, 2019, the Company’s asset coverage was 231%.

The Company had the following borrowings outstanding as of September 30, 2019 and March 31, 2019 (amounts in thousands):

	September 30, 2019	March 31, 2019
Credit Facility	$108,000	$141,000

December 2022 Notes	77,136	77,136
Less: Unamortized debt issuance costs and debt discount	(1,572)	(2,037)
Total December 2022 Notes	75,564	75,099

October 2024 Notes	65,000	—
Less: Unamortized debt issuance costs and debt discount	(1,415)	—
Total October 2024 Notes	63,585	—

Total Borrowings	$247,149	$216,099

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of September 30, 2019, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At September 30, 2019, CSWC had $108.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $2.3 million and $4.6 million, respectively, for the three and six months ended September 30, 2019. For the three and six months ended September 30, 2018, CSWC recognized interest expense of $1.8 million and $3.2 million, respectively. The weighted average interest rate on the Credit Facility was 5.00% and 5.08%, respectively, for the three and six months ended September 30, 2019. For the three and six months ended September 30, 2018, the weighted average interest rate on the Credit Facility was 5.42% and 5.31%, respectively. Average borrowings for the three and six months ended September 30, 2019 were $156.3 million and $151.9 million, respectively. For the three and six months ended September 30, 2018, average borrowings were $102.5 million and $80.9 million, respectively. As of September 30, 2019, CSWC was in compliance with all financial covenants under the Credit Facility.

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

During the six months ended September 30, 2019, the Company did not sell any December 2022 Notes. The Company has no current intention of issuing additional December 2022 Notes under this ATM debt distribution agreement. Therefore, during the three months ended June 30, 2019, the Company amortized $0.2 million of the remaining debt issuance costs associated with the ATM debt distribution agreement, which is included in interest expense in the Consolidated Statement of Operations.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of September 30, 2019, the carrying amount of the December 2022 Notes was $75.6 million on an aggregate principal amount of $77.1 million at a weighted average effective yield of 5.93%. As of September 30, 2019, the fair value of the December 2022 Notes was $80.5 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million and $2.8 million, respectively, for the three and six months ended September 30, 2019. For the three and six months ended September 30, 2018, the Company recognized interest expense of $1.2 million and $2.2 million, respectively. Average borrowings for both the three and six months ended September 30, 2019 were $77.1 million. For the three and six months ended September 30, 2018, average borrowings were $68.6 and $63.2 million, respectively.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of September 30, 2019, the Company was in compliance with all covenants of the December 2022 Notes.

October 2024 Notes

In September 2019, the Company issued $65.0 million in aggregate principal amount of 5.375% Notes due 2024 (the “Existing October 2024 Notes”). Subsequent to quarter end, on October 8, 2019, the Company issued an additional $10.0 million in aggregate principal amount of the October 2024 Notes (the "Additional October 2024 Notes" together with the Existing October 2024 Notes, the "October 2024 Notes"). The Additional October 2024 Notes are being treated as a single series with the Existing October 2024 Notes under the indenture and have the same terms as the Existing October 2024 Notes. The October 2024 Notes mature on October 1, 2024 and may be redeemed in whole or in part at any time prior to July 1, 2024, at par plus a “make-whole” premium, and thereafter at par. The October 2024 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2020. The October 2024 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of September 30, 2019, the carrying amount of the October 2024 Notes was $63.6 million on an aggregate principal amount of $65.0 million at a weighted average effective yield of 5.375%. As of September 30, 2019, the fair value of the October 2024 Notes was $65.2 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $0.1 million for both the three and six months ended September 30, 2019. Since the issuance of the October 2024 Notes, average borrowings were $65.0 million.

The indenture governing the October 2024 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, and to provide financial information to the holders of the October 2024 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture and the second supplemental indenture relating to the October 2024 Notes.

 In addition, holders of the Notes can require the Company to repurchase some or all of the October 2024 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the second supplemental indenture relating to the October 2024 Notes.

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

As of September 30, 2019, CSWC qualified to be taxed as a RIC. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the quarter ended March 31, 2019, CSWC declared total dividends of $8.4 million, or $0.48 per share ($0.38 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended June 30, 2019, CSWC declared total dividends of $8.6 million, or $0.49 per share ($0.39 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended September 30, 2019, CSWC declared total dividends of $9.0 million, or $0.50 per share ($0.40 per share in regular dividends and $0.10 in supplemental dividends).

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the six months ended September 30, 2019 and 2018:

	Six Months Ended September 30,
Reconciliation of RIC Taxable Income[1]	2019	2018
Net increase in net assets from operations	$9,442	$18,241
Net unrealized depreciation (appreciation) on investments	6,233	10,835
Income/gain (expense/loss) recognized for tax on pass-through entities	121	125
(Gain) loss recognized for tax on dispositions	(930)	434
Net operating (income) loss - management company and taxable subsidiary	395	33
Non-deductible tax expense	317	393
Other book/tax differences	230	—
Estimated taxable income before deductions for distributions	$15,808	$30,061

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

CSMC, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, CSMC has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records individual cash incentive award and bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan, individual cash incentive award and bonus accruals are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of September 30, 2019 and March 31, 2019, CSMC had a deferred tax asset of approximately $1.6 million and $1.8 million, respectively. As of September 30, 2019, we believe that we will be able to utilize all $1.6 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets.

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

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended September 30, 2019, we recognized net income tax expense of $0.6 million, principally consisting of an expense for current U.S. federal income taxes of $0.2 million, a $0.1 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.3 million relating to our Taxable Subsidiary. For the six months ended September 30, 2019, we recognized net income tax expense of $0.9 million, principally consisting of an expense for current U.S. federal income taxes of $0.3 million, a $0.3 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.3 million relating to our Taxable Subsidiary. For the three months ended September 30, 2018, we recognized a net income tax expense of $0.3 million, principally consisting of a benefit for current U.S. federal income taxes of $0.1 million and a $0.2 million accrual for U.S. federal excise tax on our estimated undistributed taxable income. For the six months ended September 30, 2018, we recognized net income tax expense of $0.6 million, principally consisting of a provision for current U.S. federal income taxes of $0.2 million and a $0.4 million accrual for excise tax on our estimated undistributed taxable income.

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

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received the Exemptive Order that supersedes the Original Order and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. During the three months ended September 30, 2019, the Company did not repurchase any shares in connection with the vesting of restricted stock awards. During the six months ended September 30, 2019, the Company repurchased 2,258 shares at an aggregate cost of $49.4 thousand and a weighted average price per share of $21.87 in connection with the vesting of restricted stock awards. During the three and six months ended September 30, 2018, the Company did not repurchase any shares in connection with the vesting of restricted stock awards.

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

On March 4, 2019, the Company entered into separate equity distribution agreements with certain sales agents through which it may offer to sell, from time to time, shares of its common stock having an aggregate offering price of up to $50,000,000 (the "Equity ATM Program"). During the three months ended September 30, 2019, the Company sold 231,272 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.62 per share, raising $5.0 million of gross proceeds. Net proceeds were $4.9 million after commissions to the sales agents on shares sold. During the six months ended September 30, 2019, the Company sold 426,821 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.64 per share, raising $9.2 million of gross proceeds. Net proceeds were $9.1 million after commissions to the sales agents on shares sold. Cumulative to date, the Company has sold 690,477 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.57, raising $14.9 million of gross proceeds.

On August 1, 2019, after receiving the requisite shareholder approval, the Company filed an amendment to its Amended and Restated Articles of Incorporation to increase the amount of authorized shares of common stock from 25,000,000 to 40,000,000.

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

During both the six months ended September 30, 2019 and 2018, the Company did not repurchase any shares of the Company's common stock under the share repurchase program. As of September 30, 2019, the Company has approximately $9.2 million available for additional repurchases under the share repurchase program.

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

The following table summarizes the restricted stock available for issuance for the six months ended September 30, 2019:

Restricted stock available for issuance as of March 31, 2019	657,627
Additional restricted stock approved under the plan	—
Restricted stock granted during the three months ended June 30, 2019	(3,000)
Restricted stock forfeited during the three months ended June 30, 2019	3,250
Restricted stock available for issuance as of September 30, 2019	657,877

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended September 30, 2019 and 2018, we recognized total share based compensation expense of $0.7 million and $0.4 million, respectively, related to the restricted stock issued to our employees and officers. For the six months ended September 30, 2019 and 2018, we recognized total share based compensation expense of $1.5 million and $0.9 million, respectively, related to the restricted stock issued to our employees and officers.

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

As of September 30, 2019, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $5.3 million, which will be amortized over the weighted-average vesting period of approximately 2.3 years.

The following table summarizes the restricted stock outstanding as of September 30, 2019:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2019	454,027	$17.33	2.8
Granted	3,000	21.58	3.7
Vested	(14,125)	15.59	1.6
Forfeited	(3,250)	18.22	—
Unvested at September 30, 2019	439,652	$17.41	2.3

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

At September 30, 2019, there are no options to acquire shares of common stock outstanding. The 2009 Plan terminated on July 20, 2019, the tenth anniversary of the date that the 2009 Plan was approved by the Company's shareholders.

The following table summarizes activity in the 2009 Plan as of September 30, 2019:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
2009 Plan
Balance at March 31, 2018	195,608	$11.09
Granted	—	—
Exercised	(195,608)	11.09	$1,563,905
Canceled/Forfeited	—	—
Balance at March 31, 2019	—	—
Granted	—	—
Exercised	—	—
Canceled/Forfeited	—	—
Balance at September 30, 2019	—	$—

We recognize compensation cost using the straight-line method for all share-based payments. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for the three and six months ended September 30, 2019, there was no expense recognized and for the three and six months ended September 30, 2018, we recognized stock option compensation expense of $10.5 thousand and $21.1 thousand, respectively, related to the stock options held by our employees and officers. As of September 30, 2019, there is no remaining unrecognized compensation cost related to non-vested stock options.

At September 30, 2019, there are no remaining options outstanding. During the quarter ended September 30, 2018, 5,975 options became exercisable and 50,000 options were exercised with an average exercise price of $11.53.

9.	OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended September 30, 2019 and 2018, we made matching contributions of approximately $28.8 thousand and $25.2 thousand, respectively. During the six months ended September 30, 2019 and 2018, we made matching contributions of approximately $91.2 thousand and $87.8 thousand, respectively.

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

The balances of unused commitments to extend financing as of September 30, 2019 and March 31, 2019 were as follows (amounts in thousands):

		September 30,	March 31,
Portfolio Company	Investment Type	2019	2019
Adams Publishing Group, LLC	Delayed Draw Term Loan	$1,338	$1,731
American Nuts Operations LLC	Term Loan C	384	438
ASC Ortho Management Company, LLC	Revolving Loan	1,500	1,500
Clickbooth.com, LLC	Revolving Loan	2,000	2,000
Danforth Advisors, LLC	Revolving Loan	1,000	1,000
Dynamic Communities, LLC	Revolving Loan	500	500
Environmental Pest Service Management Company, LLC	Delayed Draw Term Loan	525	525
Fast Sandwich, LLC	Revolving Loan	4,150	4,150
ITA Holdings Group, LLC	Revolving Loan	1,281	1,000
JVMC Holdings Corp.	Delayed Draw Term Loan	—	848
Roseland Management, LLC	Revolving Loan	2,000	2,000
Zenfolio Inc.	Revolving Loan	2,000	2,000
Total unused commitments to extend financing		$16,678	$17,692

As of September 30, 2019, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2019, the Company had $3.4 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2020. As of September 30, 2019, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

Total lease expense incurred for both the three and six months ended September 30, 2019 and 2018 was $58 thousand and $0.1 million, respectively. As of September 30, 2019, the asset related to the operating lease was $0.5 million and the lease liability was $0.6 million. As of September 30, 2019, the remaining lease term was 2.4 years and the discount rate was 4.59%.

The following table shows future minimum payments under the Company's operating lease as of September 30, 2019 (in thousands):

Year ending March 31,	Rent Commitment
2020	$131
2021	266
2022	248
2023	—
2024	—
Thereafter	—
Total	$645

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

During both the three months ended September 30, 2019 and 2018, we received management and other fees from certain of our portfolio companies totaling $0.1 million, which were recognized as Fees and other income on the Consolidated Statements of Operations. During the six months ended September 30, 2019 and 2018, we received management and other fees from certain of our portfolio companies totaling $0.1 million and $0.2 million, respectively, which were recognized as Fees and other income on the Consolidated Statement of Operations. Additionally, as of both September 30, 2019 and March 31, 2019, we had dividends receivable from I-45 SLF LLC of $2.5 million, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

During the three months ended September 30, 2019, the Company purchased a $6.4 million investment from I-45 SLF LLC. The Company purchased such first lien term loan at a price consistent with the fair market value of the loan at the time of the sale.

12.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and six months ended September 30, 2019 and 2018 (share amounts presented in thousands).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Per Share Data:	2019	2018	2019	2018
Investment income[1]	$0.86	$0.77	$1.76	$1.46
Operating expenses[1]	(0.44)	(0.41)	(0.91)	(0.79)
Income taxes[1]	(0.04)	(0.02)	(0.05)	(0.04)
Net investment income[1]	0.38	0.34	0.80	0.63
Net realized gain[1]	0.02	—	0.08	1.16
Net unrealized (depreciation) appreciation on investments, net of tax[1]	(0.25)	0.06	(0.35)	(0.67)
Total increase from investment operations	0.15	0.40	0.53	1.12
Accretive effect of share issuances and repurchases	0.03	—	0.06	—
Dividends to shareholders	(0.50)	(0.44)	(0.99)	(1.33)
Exercise of employee stock options[2]	—	(0.04)	—	(0.12)
Share based compensation expense	0.04	0.03	0.09	0.06
Other[3]	—	0.02	(0.01)	0.03
Decrease in net asset value	(0.28)	(0.03)	(0.32)	(0.24)
Net asset value
Beginning of period	18.58	18.87	18.62	19.08
End of period	$18.30	$18.84	$18.30	$18.84

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	2.39%	2.21%	4.87%	4.19%
Ratio of net investment income to average net assets[4]	2.07%	1.80%	4.33%	3.30%
Portfolio turnover	3.92%	2.45%	8.88%	17.94%
Total investment return[4,5]	6.44%	7.23%	8.41%	19.58%
Total return based on change in NAV[4,6]	1.18%	2.17%	3.60%	5.71%

Per share market value at the end of the period	$21.80	$18.98	$21.80	$18.98
Weighted-average common shares outstanding	17,770	16,319	17,654	16,250
Weighted-average fully diluted shares outstanding	17,770	16,323	17,654	16,254
Common shares outstanding at end of period	17,927	16,343	17,927	16,343

[1]	Based on weighted average of common shares outstanding for the period.

[2]	Net decrease is due to the exercise of employee stock options at prices less than beginning of period NAV.

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

At September 30, 2019, the value of Media Recovery, Inc. represented 9.2% of our total assets. Below is certain selected key financial data from its Balance Sheet at September 30, 2019 and March 31, 2019 and Income Statement for the three and six months ended September 30, 2019 and 2018 (amounts in thousands).

	September 30, 2019	March 31, 2019
Current Assets	$7,989	$8,489
Non-Current Assets	23,425	23,527
Current Liabilities	3,214	3,089
Non-Current Liabilities	1,560	1,627

	Three months ended		Six months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$5,865	$5,488	$11,989	$11,139
Income (loss) from continuing operations	649	400	1,593	(32)
Net income	649	400	1,593	(32)

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street Capital Corporation to form I-45 SLF LLC. I-45 SLF LLC began investing in UMM syndicated senior secured loans during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF LLC totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street Capital Corporation, all of which was funded as of September 30, 2019. CSWC owns 80% of I-45 SLF LLC and has a profits interest of 75.6%, while Main Street Capital Corporation owns 20% and has a profits interest of 24.4%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital Corporation.

As of September 30, 2019 and March 31, 2019, I-45 SLF LLC had total assets of $223.9 million and $246.5 million, respectively. I-45 SLF LLC had approximately $214.8 million and $237.5 million of credit investments at fair value as of September 30, 2019 and March 31, 2019, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of September 30, 2019, approximately $2.0 million of the credit investments were unsettled trades. During the three months ended September 30, 2019, I-45 SLF declared a total dividend of $3.3 million of which $2.5 million was paid to CSWC in October 2019.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. This facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. Under the I-45 credit facility, $141.0 million has been drawn as of September 30, 2019.

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of September 30, 2019 and March 31, 2019 (in thousands):

I-45 SLF LLC Loan Portfolio as of September 30, 2019

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%), 4.00% PIK	$7,301	$7,196	$5,476
		First Lien - Priming Facility	3/31/2020	L+11.00% (Floor 1.00%)	950	945	950
ADS Tactical, Inc.	Aerospace & defense	First Lien	7/26/2023	L+6.25% (Floor 1.00%)	4,974	4,951	4,951
Allen Media, LLC	Media, marketing & entertainment	First Lien	8/30/2023	L+6.50% (Floor 1.00%)	5,497	5,370	5,318
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	6,780	6,588	4,278
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	1,568	1,551	1,500
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,594	4,576	4,341
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,795	6,771	6,094
Signify Health, LLC	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,122	5,083	5,116
Corel Inc.	Software & IT services	First Lien	7/2/2026	L+5.00%	5,000	4,750	4,856
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.50%	4,975	4,931	4,963
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	6,388	6,339	6,212
The Hoover Group, Inc.	Energy services (Midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	6,403	6,321	6,019
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	5,966	5,873	5,966
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000	2,972	1,568
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,925	2,908	2,877
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	4,814	4,735	4,682

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	5,823	5,791	5,833
Isagenix International, LLC	Healthcare products	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	2,008	1,992	1,551
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,900	7,843	7,900
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,303	4,271	4,276
Lab Logistics, LLC[3]	Healthcare services	First Lien	9/25/2023	L+6.50 (Floor 1.00%)	1,603	1,588	1,588
		Delayed Draw Term Loan	9/25/2023	L+6.50 (Floor 1.00%)	3,829	3,789	3,794
Lift Brands, Inc.	Consumer services	First Lien	4/16/2023	L+7.00% (Floor 1.00%)	4,925	4,880	4,590
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	2,993	2,950	2,963
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	5,985	5,945	5,985
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,606	6,567	6,170
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+7.00% (Floor 1.00%)	3,864	3,782	3,786
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%)	4,963	4,879	4,863
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,850	2,813	2,561
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	7,275	7,268	7,297
Nomad Buyer, Inc.	Healthcare services	First Lien	8/1/2025	L+5.00%	2,970	2,820	2,963
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,921	4,822	4,831
PaySimple, Inc.[4]	Software & IT services	First Lien	8/23/2025	L+5.50%	3,150	3,088	3,103
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,362	6,340	6,314
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,835	4,813	4,738
PT Network, LLC	Healthcare services	First Lien	11/30/2021	L+5.50%, (Floor 1.00%), 2.00% PIK	4,373	4,373	4,285

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Tacala, LLC	Consumer products & retail	Second Lien	1/30/2026	L+7.00%	5,500	5,486	5,482
Teleguam Holdings , LLC	Telecommunications	Second Lien	7/25/2024	L+8.50% (Floor 1.00%)	2,000	1,972	2,013
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.75% (Floor 1.00%)	6,975	6,936	6,914
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,799	4,774	4,641
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500	2,472	2,350
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,873	4,846	4,891
UniTek Global Services, Inc.	Telecommunications	First Lien	8/26/2024	L+5.50% (Floor 1.00%)	2,972	2,949	2,972
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	5,200	5,151	5,073
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,375	4,362	3,445
Wireless Vision Holdings, LLC[5]	Telecommunications	First Lien	9/29/2022	L+8.50% (Floor 1.00%)	7,572	7,480	7,572
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,875	4,835	4,851

Total Investments						$223,737	$214,762

[1]
Represents the interest rate as of September 30, 2019. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime in effect at September 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.

[2]
Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

[3]	The investment has approximately $0.5 million in an unfunded delayed draw commitment as of September 30, 2019.

[4]	The investment has approximately $1.0 million in an unfunded delayed draw commitment as of September 30, 2019.

[5]	The investment is structured as a first lien last out term loan and may earn interest in addition to the stated rate.

I-45 SLF LLC Loan Portfolio as of March 31, 2019

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%), 4.00% PIK	$7,375	$7,253	$6,822
		First Lien	3/31/2020	L+11.00% (Floor 1.00%)	950	940	959
Allen Media, LLC	Media, marketing & entertainment	First Lien	8/30/2023	L+6.50% (Floor 1.00%)	5,643	5,496	5,481
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,625	2,605	2,612
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	6,881	6,641	4,516
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	1,818	1,795	1,691
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,689	4,666	4,454
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,830	6,802	6,616
Chloe Ox Parent, LLC (Censeo Health)	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,148	5,105	5,148
CMN.com, LLC	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	9,431	9,347	9,431
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	8,003	7,998	7,803
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.50%	5,000	4,952	4,988
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/31/2024	L+6.50% (Floor 1.00%)	6,563	6,508	6,439
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,256	6,149	6,256
iEnergizer Limited	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	7,307	7,300	7,307
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000	2,968	2,700
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,940	2,920	2,892
Integro Parent Inc.	Business services	First Lien	10/28/2022	L+5.75% (Floor 1.00%)	4,839	4,746	4,839

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	3,847	3,813	3,857
Isagenix International, LLC	Healthcare products	First Lien	6/16/2025	L+5.75% (Floor 1.00%)	2,063	2,044	1,851
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,920	7,855	7,920
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	3,325	3,293	3,308
Lift Brands, Inc.	Consumer services	First Lien	4/16/2023	L+7.00% (Floor 1.00%)	4,950	4,898	4,742
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	6,017	5,973	6,062
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,694	6,648	6,246
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+7.00% (Floor 1.00%)	4,034	3,940	3,913
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%)	4,988	4,895	4,988
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,888	2,846	2,844
New Era Technology, Inc.[3]	Software & IT services	First Lien	6/22/2023	L+6.50% (Floor 1.00%)	4,407	4,336	4,349
		Delayed Draw Term Loan	6/22/2023	L+6.50% (Floor 1.00%)	221	222	218
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	9,312	9,298	9,277
Nomad Buyer, Inc.	Healthcare services	First Lien	8/1/2025	L+5.00%	2,985	2,821	2,907
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,947	4,830	4,857
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,394	6,370	6,171
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,860	4,833	4,763
PT Network, LLC	Healthcare services	First Lien	11/30/2021	L+5.50% (Floor 1.00%)	4,369	4,369	4,125
STL Parent Corp. (American Railcar)	Transportation & logistics	First Lien	12/5/2022	L+7.00%	3,975	3,846	3,856

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Tacala, LLC	Consumer products & retail	Second Lien	1/30/2026	L+7.00%	3,000	2,987	2,995
Teleguam Holdings , LLC	Telecommunications	Second Lien	7/25/2024	L+8.50% (Floor 1.00%)	2,000	1,970	2,013
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.75% (Floor 1.00%)	7,526	7,478	7,488
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,804	4,774	4,766
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500	2,470	2,400
The Hoover Group, Inc.	Energy services (midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	6,437	6,336	6,243
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,910	4,879	4,928
Turning Point Brands, Inc.	Consumer products & retail	Second Lien	3/7/2024	L+7.00%	3,000	2,973	3,030
UniTek Global Services, Inc.	Telecommunications	First Lien	8/20/2024	L+5.50% (Floor 1.00%)	2,985	2,960	2,958
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	6,844	6,777	6,661
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,500	4,485	4,208
Wireless Vision Holdings, LLC[4]	Telecommunications	First Lien	9/29/2022	L+8.50% (Floor 1.00%), 1.00% PIK	7,865	7,753	7,779
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,938	4,893	4,870
Total Investments						$242,061	$237,547

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

Below is certain summarized financial information for I-45 SLF LLC as of September 30, 2019 and March 31, 2019 and for the three and six months ended September 30, 2019 and 2018 (amounts in thousands):

	September 30, 2019	March 31, 2019
Selected Balance Sheet Information:
Investments, at fair value (cost $223,737 and $242,061)	$214,762	$237,547
Cash and cash equivalents	6,944	6,406
Due from broker	—	—
Deferred financing costs and other assets	1,367	1,615
Interest receivable	857	979
Total assets	$223,930	$246,547

Senior credit facility payable	$141,000	$160,000
Payable for unsettled transactions	1,995	940
Other liabilities	3,484	3,606
Total liabilities	$146,479	$164,546
Members’ equity	77,451	82,001
Total liabilities and members' equity	$223,930	$246,547

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Selected Statement of Operations Information:
Total revenues	$5,284	$5,150	$10,926	$10,021
Total expenses	(2,082)	(2,069)	(4,322)	(4,130)
Net investment income	3,202	3,081	6,604	5,891
Net unrealized depreciation	(3,491)	(433)	(4,462)	(1267)
Net realized gains	236	74	361	271
Net increase in members’ equity resulting from operations	$(53)	$2,722	$2,503	$4,895

14.	SUBSEQUENT EVENTS

On October 23, 2019, the Company's Board of Directors declared a total dividend of $0.50 per share, comprised of a regular dividend of $0.40 and a supplemental dividend of $0.10, for the quarter ended December 31, 2019. The record date for the dividend is December 20, 2019. The payment date for the dividend is December 31, 2019.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Six Months Ended September 30, 2019
(amounts in thousands)

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2019	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2019
Control Investments
I-45 SLF LLC	80% LLC equity interest	$5,332	$65,743	$—	$—	$—	$(3,834)	$61,909

Prism Spectrum Holdings, LLC	First Lien	265	13,461	7	(13,461)	226	(233)	—
	96,498.32 Class A units	—	6,539	—	(6,539)	—	—	—

Media Recovery, Inc.	800,000 shares of Series A convertible preferred stock	350	7,795	—	—	—	184	7,979
	4,000,002 shares of common stock	1,750	44,965	—	—	—	1,064	46,029

Total Control Investments		$7,697	$138,503	$7	$(20,000)	$226	$(2,819)	$115,917

Affiliate Investments
Chandler Signs, LLC	Senior subordinated debt (12.00% cash)	$299	$4,480	$20	$—	$—	$69	$4,569
	1,500,000 units of Class A-1 common stock	8	1,937	—	—	—	777	2,714

Dynamic Communities, LLC	Revolving Loan	2	—	—	—	—	—	—
	First Lien	591	10,972	20	(140)	—	(19)	10,833
	2,000,000 Preferred units	11	2,849	—	—	—	—	2,849

ITA Holdings Group, LLC	Revolving Loan	145	2,000	1,206	(1,481)	—	(2)	1,723
	First Lien - Term Loan	480	7,475	1,496	(666)	10	168	8,483
	First Lien - Term B Loan	289	3,829	738	(333)	6	133	4,373
	First Lien - PIK Note A	153	2,005	95	—	—	78	2,178
	First Lien - PIK Note B	4	79	3	—	—	4	86
	Warrants	—	1,557	—	—	—	1,352	2,909

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2019	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2019
	9.25% Class A membership interest	—	923	—	—	—	1,322	2,245

Roseland Management, LLC	Revolving Loan	9	—	4	—	—	(4)	—
	First Lien	517	10,474	15	(52)	—	(16)	10,421
	10,000 Class A Units	—	1,487	—	—	—	302	1,789

SIMR, LLC	First Lien	676	11,403	21	(335)	1	(545)	10,545
	5,724,000 Class B Common Units	—	5,724	—	—	—	(2,402)	3,322

Zenfolio Inc.	Revolving Loan	7	—	2	—	—	(2)	—
	First Lien	879	13,165	1,042	—	—	(190)	14,017
	190 shares of common stock	—	546	—	—	—	—	546

Total Affiliate Investments		$4,070	$80,905	$4,662	$(3,007)	$17	$1,025	$83,602
Total Control & Affiliate Investments		$11,767	$219,408	$4,669	$(23,007)	$243	$(1,794)	$199,519

(1)	The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.

(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories, respectively.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the six months ended September 30, 2019 and 2018, the ratio of our annualized second quarter operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 2.87% and 3.05%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of September 30, 2019 and March 31, 2019, our investment portfolio at fair value represented approximately 92.1% and 95.0%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value of our investments and our valuation procedures, consistent with the 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of September 30, 2019 and March 31, 2019 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2019, we had two investments on non-accrual status, which comprised of approximately 2.6% of our total investment portfolio's fair value and approximately 3.6% of its cost. As of March 31, 2019, we had one investment on non-accrual status, which comprised of approximately 1.6% of our total investment portfolio's fair value and approximately 1.9% of its cost.

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

The total value of our investment portfolio was $538.9 million as of September 30, 2019, as compared to $524.1 million as of March 31, 2019. As of September 30, 2019, we had investments in 39 portfolio companies with an aggregate cost of $498.2 million. As of March 31, 2019, we had investments in 37 portfolio companies with an aggregate cost of $478.1 million.

As of September 30, 2019 and March 31, 2019, approximately $367.3 million, or 94.9%, and $348.2 million, or 94.7%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 88.8% and 87.8%, respectively, were subject to contractual minimum interest rates. As of September 30, 2019 and March 31, 2019, approximately $19.9 million, or 5.1%, and $19.5 million, or 5.3%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of September 30, 2019 and March 31, 2019 (excluding our investment in I-45 SLF LLC):

	As of September 30, 2019
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	27	11
Fair value	$384,180	$92,787
Cost	$328,833	$101,320
% of portfolio at cost - debt	89.2%	100.0%
% of portfolio at cost - equity	10.8%	0.0%
% of debt investments at cost secured by first lien	78.2%	85.4%
Weighted average annual effective yield (b)	12.0%	8.4%
Weighted average EBITDA (c)	$8,230	$68,785
Weighted average leverage through CSWC security (d)	3.5x	3.7x

(a)	At September 30, 2019, we had equity ownership in approximately 70.4% of our LMM investments.

(b)
The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of September 30, 2019, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of September 30, 2019, there were two investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
Weighted average EBITDA metric is calculated using investment cost basis weighting. For the quarter ended September 30, 2019, one portfolio company is excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

(d)
Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the quarter ended September 30, 2019, one portfolio company is excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

	As of March 31, 2019
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	26	10
Fair value	$377,792	$80,536
Cost	$325,343	$84,712
% of portfolio at cost - debt	87.5%	100.0%
% of portfolio at cost - equity	12.5%	—
% of debt investments at cost secured by first lien	76.6%	82.6%
Weighted average annual effective yield (b)	12.2%	9.7%
Weighted average EBITDA (c)	$9,200	$66,531
Weighted average leverage through CSWC security (d)	3.3x	4.8x

(a)	At March 31, 2019, we had equity ownership in approximately 73.1% of our LMM investments.

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

(c)
Weighted average EBITDA metric is calculated using investment cost basis weighting. For the quarter ended September 30, 2019, one portfolio company is excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

(d)
Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of September 30, 2019 and March 31, 2019:

	As of September 30, 2019
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$51,379	13.3%
2	308,208	79.6
3	20,623	5.3
4	6,958	1.8
Total	$387,168	100.0%

	As of March 31, 2019
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$61,897	16.8%
2	284,041	77.3
3	21,789	5.9
4	—	—
Total	$367,727	100.0%

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

As of September 30, 2019, we had two debt investments on non-accrual status, which comprised of approximately 2.6% of our total investment portfolio's fair value and approximately 3.6% of its cost. As of March 31, 2019, we had one investment on non-accrual status, which comprised of approximately 1.6% of our total investment portfolio's fair value and approximately 1.9% of its cost.

Investment Activity

During the six months ended September 30, 2019, we made new debt investments in three portfolio companies totaling $46.1 million, follow-on debt investments in five portfolio companies totaling $17.0 million, and an equity investment in one existing and one new portfolio company totaling $1.6 million. We received contractual principal repayments totaling approximately $13.6 million and full prepayments of approximately $27.5 million from two portfolio companies. In addition, we received proceeds from sales of investments totaling $7.3 million.

During the six months ended September 30, 2018, we made new debt investments in nine portfolio companies totaling $128.3 million, follow-on debt investments in six portfolio companies totaling $21.5 million, and equity investments in three existing and five new portfolio company totaling $17.9 million. We received contractual principal repayments totaling approximately $5.8 million and full prepayments of approximately $18.3 million from three portfolio companies. In addition, we received proceeds from sales and return of capital of investments totaling $53.6 million and recognized realized gains on those sales totaling $18.7 million.

Total portfolio investment activity for the six months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

Six months ended September 30, 2019	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$317,544	$35,896	$14,287	$90,601	$65,743	$524,071
New investments	63,105	—	—	1,620	—	64,725
Proceeds from sales of investments	—	—	—	(7,271)	—	(7,271)
Principal repayments received	(40,409)	(125)	—	—	—	(40,534)
PIK interest earned	307	261	12	71	—	651
Accretion of loan discounts	864	79	25	—	—	968
Realized gain	570	—	—	988	—	1,558
Unrealized gain (loss)	(4,335)	(823)	(90)	3,790	(3,834)	(5,292)
Fair value, end of period	$337,646	$35,288	$14,234	$89,799	$61,909	$538,876
Weighted average yield on debt investments at end of period						11.02%
Weighted average yield on total investments at end of period						11.10%

Six months ended September 30, 2018	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$197,110	$23,229	$18,783	$86,860	$67,113	$393,095
New investments	138,485	11,359	—	17,853	—	167,697
Proceeds from sales of investments	(28,805)	—	—	(24,767)	—	(53,572)
Principal repayments received	(19,138)	(5,000)	—	—	—	(24,138)
PIK interest earned	—	—	23	113	—	136
Accretion of loan discounts	610	47	30	—	—	687
Realized gain	274	31	—	18,608	—	18,913
Unrealized gain (loss)	(728)	360	47	(10,109)	(787)	(11,217)
Fair value, end of period	$287,808	$30,026	$18,883	$88,558	$66,326	$491,601
Weighted average yield on debt investments at end of period						11.61%
Weighted average yield on total investments at end of period						11.02%

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

Comparison of three months ended September 30, 2019 and September 30, 2018

	Three Months Ended
	September 30,		Net Change
	2019	2018	Amount	%
	(in thousands)
Total investment income	$15,218	$12,595	$2,623	20.8%
Interest expense	(3,716)	(3,109)	(607)	19.5%
Other operating expenses	(4,121)	(3,684)	(437)	11.9%
Income before taxes	7,381	5,802	1,579	27.2%
Income tax expense	566	256	310	121.1%
Net investment income	6,815	5,546	1,269	22.9%
Net realized gain on investments before income tax	283	94	189	201.1%
Net unrealized (depreciation) appreciation on investments, net of tax	(4,369)	948	(5,317)	(560.9)%
Net increase in net assets from operations	$2,729	$6,588	$(3,859)	(58.6)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended September 30, 2019, we reported investment income of $15.2 million, a $2.6 million, or 20.8%, increase as compared to the three months ended September 30, 2018. The increase was primarily due to a $2.0 million, or 21.7%, increase in interest income from our debt investments, which was a result of a 17.9% increase in the cost basis of our debt investments from $334.7 million to $394.5 million year over year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended September 30, 2019, our total interest expense was $3.7 million, an increase of $0.6 million as compared to the total interest expense of $3.1 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase of $53.8 million in average borrowings on our Credit Facility and an increase of $8.5 million in average borrowings related to the December 2022 Notes outstanding during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was offset by a decrease in the weighted average interest rate on our Credit Facility from 5.42% to 5.00% during the three months ended September 30, 2018 and during the three months ended September 30, 2019, respectively.

Salaries, General and Administrative Expenses

For the three months ended September 30, 2019, our total employee compensation expense (including both cash and share-based compensation) remained flat at $2.4 million, as compared to the total employee compensation expense of for the three months ended September 30, 2018. For the three months ended September 30, 2019, our total general and administrative expense was $1.7 million, an increase of $0.5 million or 39.5%, as compared to the total general and administrative expense of $1.2 million for the three months ended September 30, 2018. The increase was primarily due to the write off of deferred offering costs of approximately $0.5 million related to our previous registration statement on Form N-2 during the quarter ended September 30, 2019.

Net Investment Income

For the three months ended September 30, 2019, income before taxes increased by $1.6 million, or 27.2%. Net investment income increased from the prior year period by $1.3 million, or 22.9%, to $6.8 million as a result of a $2.6 million increase in total investment income, offset by a $0.3 million increase in income tax expense and a $0.6 million increase in interest expense.

Increase in Net Assets from Operations

During the three months ended September 30, 2019, we recognized realized gains totaling $0.3 million, which consisted of gains on the full repayment of one non-control/non-affiliate investment and partial repayments on two non-control/non-affiliate investments and one affiliate investment.

In addition, during the three months ended September 30, 2019, we recorded net unrealized depreciation on investments totaling $4.4 million, consisting primarily of net unrealized depreciation on our current portfolio of $3.6 million, the reversal of $0.3 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.5 million. Net unrealized depreciation on our current portfolio included unrealized gains on Vistar Media Inc. of $1.7 million, ITA Holdings Group, LLC of $1.7 million and Chandler Signs, LLC of $0.6 million, offset by unrealized losses on I-45 SLF LLC of $2.9 million, SIMR, LLC of $2.5 million and AAC Holdings, Inc. of $1.4 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the three months ended September 30, 2018, we recognized realized gains totaling $0.1 million, which consisted of gains on the full repayment of one non-control/non-affiliate investments and the sale of one affiliate investment.

In addition, during the three months ended September 30, 2018, we recorded net unrealized depreciation on investments totaling $0.9 million, consisting of net unrealized appreciation on our current portfolio of $0.9 million. Net unrealized appreciation on our current portfolio included unrealized gains on Vistar Media Inc. of $0.6 million, Deepwater Corrosion Services of $0.5 million and Alliance Sports Group, L.P. of $0.5 million, offset by unrealized losses on ITA Holdings Group, LLC of $0.7 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

Comparison of six months ended September 30, 2019 and September 30, 2018

	Six Months Ended
	September 30,		Net Change
	2019	2018	Amount	%
	(in thousands)
Total investment income	$31,017	$23,702	$7,315	30.9%
Interest expense	(7,522)	(5,482)	(2,040)	37.2%
Other operating expenses	(8,430)	(7,422)	(1,008)	13.6%
Income before taxes	15,065	10,798	4,267	39.5%
Income tax expense	890	635	255	40.2%
Net investment income	14,175	10,163	4,012	39.5%
Net realized gain on investments before income tax	1,500	18,913	(17,413)	(92.1)%
Net unrealized (depreciation) appreciation on investments, net of tax	(6,233)	(10,835)	4,602	(42.5)%
Net increase in net assets from operations	$9,442	$18,241	$(8,799)	(48.2)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the six months ended September 30, 2019, we reported investment income of $31.0 million, a $7.3 million, or 30.9%, increase as compared to the six months ended September 30, 2018. The increase was primarily due to a $5.7 million, or 33.8%, increase in interest income from our debt investments, which resulted from a 17.9% increase in the cost basis of our debt investments from $334.7 million to $394.5 million year over year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the six months ended September 30, 2019, our total interest expense was $7.5 million, an increase of $2.0 million as compared to the total interest expense of $5.5 million for the six months ended September 30, 2018. The increase was primarily attributable to an increase of $71.0 million in average borrowings on our Credit Facility and an increase of $13.9 million in average borrowings related to the December 2022 Notes outstanding during the six months ended September 30, 2019 as compared to the six months ended September 30, 2018. The increase also included the amortization of $0.2 million of the remaining debt issuance costs associated with the ATM debt distribution agreement. This increase was offset by a decrease in the weighted average interest rate on our Credit Facility from 5.31% to 5.08% during the six months ended September 30, 2018 and during the six months ended September 30, 2019, respectively.

Salaries, General and Administrative Expenses

For the six months ended September 30, 2019, our total employee compensation expense (including both cash and share-based compensation) was $5.3 million, an increase of $0.5 million or 8.7%, as compared to the total employee compensation expense of $4.8 million for the six months ended September 30, 2018. The increase was primarily due to the incremental compensation costs related to the restricted stock award modification and an increase in headcount. For the six months ended September 30, 2019, our total general and administrative expense was $3.2 million, an increase of $0.6 million or 22.6%, as compared to the total general and administrative expense of $2.6 million for the six months ended September 30, 2018. The increase was primarily due to the write off of deferred offering costs of approximately $0.5 million related to our previous registration statement on Form N-2 during the quarter ended September 30, 2019.

.

Net Investment Income

For the six months ended September 30, 2019, income before taxes increased by $4.3 million, or 39.5%. Net investment income increased from the prior year period by $4.0 million, or 39.5%, to $14.2 million as a result of a $7.3 million increase in total investment income, offset by a $0.3 million increase in income tax expense and a $2.0 million increase in interest expense.

Increase in Net Assets from Operations

During the six months ended September 30, 2019, we recognized realized gains totaling $1.5 million, which consisted of gains on the full repayment of one non-control/non-affiliate and one control investment and partial repayments on nine non-control/non-affiliate investments and two affiliate investments.

In addition, during the six months ended September 30, 2019, we recorded net unrealized depreciation on investments totaling $6.2 million, consisting primarily of net unrealized depreciation on our current portfolio of $3.6 million, the reversal of $2.0 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.6 million. Net unrealized depreciation on our current portfolio included unrealized gains on ITA Holdings Group, LLC of $3.1 million, Vistar Media Inc. of $3.4 million and Media Recovery, Inc. of $1.2 million, offset by unrealized losses on I-45 SLF LLC of $3.8 million, SIMR, LLC of $2.9 million and AAC Holdings, Inc. of $1.6 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the six months ended September 30, 2018, we recognized realized gains totaling $18.9 million, which consisted of gains on the partial repayments of four non-control/non-affiliate investments, full repayments of three non-control/non-affiliate investments and the sale of one control and one affiliate investment.

In addition, during the six months ended September 30, 2018, we recorded net unrealized depreciation on investments totaling $10.8 million, consisting of net unrealized appreciation on our current portfolio of $6.3 million, the reversal of $17.5 million of net unrealized appreciation recognized in prior periods due to realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.4 million. Net unrealized appreciation on our current portfolio included unrealized gains on Deepwater Corrosion Services, Inc. of $5.2 million and Media Recovery, Inc. of $1.7 million, offset by unrealized losses on ITA Holdings Group, LLC of $0.7 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months.

Cash Flows

For the six months ended September 30, 2019, we experienced a net increase in cash and cash equivalents in the amount of $20.1 million. During that period, our operating activities used $1.4 million in cash, consisting primarily of new portfolio investments of $64.7 million, partially offset by $40.0 million from sales and repayments received from debt investments in portfolio companies and $7.3 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $21.5 million, consisting primarily of proceeds from the October 2024 Notes of $63.7 million, as well as the Equity ATM Program of $8.9 million, partially offset by net repayments on our Credit Facility of $33.0 million and cash dividends paid in the amount of $17.6 million. At September 30, 2019, the Company had cash and cash equivalents of approximately $30.0 million.

For the six months ended September 30, 2018, we experienced a net increase in cash and cash equivalents in the amount of $2.3 million. During that period, our operating activities used $78.1 million in cash, consisting primarily of new portfolio investments of $167.7 million, partially offset by $52.6 million of sales and repayments received from debt investments in portfolio companies and $24.9 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $80.4 million, consisting primarily of proceeds from net borrowings under the Credit Facility of $87.0 million and proceeds from the December 2022 Notes of $18.1 million, partially offset by cash dividends paid in the amount of $26.2 million. At September 30, 2018, the Company had cash and cash equivalents of approximately $10.2 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of September 30, 2019, the Company’s asset coverage was 231%.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of September 30, 2019, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At September 30, 2019, CSWC had $108.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $2.3 million and $4.6 million, respectively, for the three and six months ended September 30, 2019. For the three and six months ended September 30, 2018, CSWC recognized interest expense of $1.8 million and $3.2 million, respectively. The weighted average interest rate on the Credit Facility was 5.00% and 5.08%, respectively, for the three and six months ended September 30, 2019. For the three and six months ended September 30, 2018, the weighted average interest rate on the Credit Facility was 5.42% and 5.31%, respectively. Average borrowings for the three and six months ended September 30, 2019 were $156.3 million and $151.9 million, respectively. For the three and six months ended September 30, 2018, average borrowings were $102.5 million and $80.9 million, respectively. As of September 30, 2019, CSWC was in compliance with all financial covenants under the Credit Facility.

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

During the six months ended September 30, 2019, the Company did not sell any December 2022 Notes. The Company has no current intention of issuing additional December 2022 Notes under this ATM debt distribution agreement. Therefore, during the three months ended June 30, 2019, the Company amortized $0.2 million of the remaining debt issuance costs associated with the ATM debt distribution agreement, which is included in interest expense in the Consolidated Statement of Operations.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of September 30, 2019, the carrying amount of the December 2022 Notes was $75.6 million on an aggregate principal amount of $77.1 million at a weighted average effective yield of 5.93%. As of September 30, 2019, the fair value of the December 2022 Notes was $80.5 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million and $2.8 million, respectively, for the three and six months ended September 30, 2019. For the three and six months ended September 30, 2018, the Company recognized interest expense of $1.2 million and $2.2 million, respectively. Average borrowings for both the three and six months ended September 30, 2019 were $77.1 million. For the three and six months ended September 30, 2018, average borrowings were $68.6 and $63.2 million, respectively.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of September 30, 2019, the Company was in compliance with all covenants of the December 2022 Notes.

October 2024 Notes

In September 2019, the Company issued $65.0 million in aggregate principal amount of 5.375% Notes due 2024 (the “Existing October 2024 Notes”). Subsequent to quarter end, on October 8, 2019, the Company issued an additional $10.0 million in aggregate principal amount of the October 2024 Notes (the "Additional October 2024 Notes" together with the Existing October 2024 Notes, the "October 2024 Notes"). The Additional October 2024 Notes are being treated as a single series with the Existing October 2024 Notes under the indenture and have the same terms as the Existing October 2024 Notes. The October 2024 Notes mature on October 1, 2024 and may be redeemed in whole or in part at any time prior to July 1, 2024, at par plus a “make-whole” premium, and thereafter at par. The October 2024 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2020. The October 2024 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of September 30, 2019, the carrying amount of the October 2024 Notes was $63.6 million on an aggregate principal amount of $65.0 million at a weighted average effective yield of 5.375%. As of September 30, 2019, the fair value of the October 2024 Notes was $65.2 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $0.1 million for both the three and six months ended September 30, 2019. Average borrowings for the three and six months ended September 30, 2019 were $2.8 million and $1.4 million, respectively.

The indenture governing the October 2024 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, and to provide financial information to the holders of the October 2024 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture and the second supplemental indenture relating to the October 2024 Notes.

 In addition, holders of the Notes can require the Company to repurchase some or all of the October 2024 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the second supplemental indenture relating to the October 2024 Notes.

Equity Capital Activities

In January 2016, our board of directors approved a share repurchase program authorizing us to repurchase up to $10 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with Rules 10b-18 under the Exchange Act. During the six months ended September 30, 2019, the Company did not repurchase any shares of the Company's common stock under the share repurchase program. Cumulative to date, we have repurchased a total of 46,363 shares of our common stock in the open market under the stock repurchase program, at an average price of $16.67, including commissions paid, leaving approximately $9.2 million available for additional repurchases under the program.

On March 4, 2019, the Company entered into separate equity distribution agreements with certain sales agents pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50,000,000 (the "Equity ATM Program"). During the three months ended September 30, 2019, the Company sold 231,272 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.62 per share, raising $5.0 million of gross proceeds. Net proceeds were $4.9 million after commissions to the sales agents on shares sold. During the six months ended September 30, 2019, the Company sold 426,821 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.64 per share, raising $9.2 million of gross proceeds. Net proceeds were $9.1 million after commissions to the sales agents on shares sold. Cumulative to date, the Company has sold 690,477 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.57, raising $14.9 million of gross proceeds.

On August 1, 2019, after receiving the requisite shareholder approval, the Company filed an amendment to its Amended and Restated Articles of Incorporation to increase the amount of authorized shares of common stock from 25,000,000 to 40,000,000.

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

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of September 30, 2019.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$645	$261	$384	$—	$—
Credit Facility (1)	131,130	5,490	10,950	114,690	—
December 2022 Notes (2)	92,078	4,666	9,307	78,105	—
October 2024 Notes (2)	82,770	1,815	7,085	7,094	66,776
	$306,623	$12,232	$27,726	$199,889	$66,776

(1)	Amounts include interest payments calculated at an average rate of 5.00% of outstanding credit facility borrowings, which were $108.0 million as of September 30, 2019.

(2)	Includes interest payments.

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

At September 30, 2019 and March 31, 2019, we had a total of approximately $16.7 million and $17.7 million, respectively, in currently unfunded commitments (as discussed in Note 10 to the Consolidated Financial Statements). Included within the total unfunded commitments as of September 30, 2019 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2019, we had $3.4 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2020. As of September 30, 2019, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these commitments. As of September 30, 2019, the Company had cash and cash equivalents of $30.0 million and $183.6 million in available borrowings under the Credit Facility.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. However, the interest rates on our December 2022 and October 2024 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2019, we were not a party to any hedging arrangements.

As of September 30, 2019, approximately 94.9% of our debt investment portfolio (at fair value) bore interest at floating rates, 88.8% of which were subject to contractual minimum interest rates. A hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $3.2 million, or $0.18 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could decrease our net investment income by a maximum of $2.4 million, or $0.13 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.50%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of September 30, 2019.

During the three months ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 25, 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $10 million of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Securities Exchange Act of 1934. On March 1, 2016, we entered into a share repurchase agreement, which became effective immediately and shall terminate on the earliest of: (1) the date on which a total of $10 million worth of common shares have been purchased under the share repurchase program; (2) the date on which the terms set forth in the purchase instructions have been met; or (3) the date that is one trading day after the date on which insider notifies broker in writing that this share repurchase agreement shall terminate. During the six months ended September 30, 2019, the Company did not repurchase any shares under the share repurchase program. As of September 30, 2019, the Company has approximately $9.2 million available for additional repurchases under the share repurchase program.

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

CAPITAL SOUTHWEST CORPORATION

November 5, 2019	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

November 5, 2019	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer