Form 10-K/A
period 2019-03-31
CAPITAL SOUTHWEST CORP
filed 2019-12-20
CIK 17313

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
YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2019 was $365,217,231 based on the last sale price of such stock as quoted by The Nasdaq Global Select Market on such date.

The number of shares of common stock, $0.25 par value per share, outstanding as of September 30, 2019 was 17,927,329.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s Annual Meeting of Shareholders held on July 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Capital Southwest Corporation (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on June 4, 2019. Pursuant to Rule 3-09(b) of Regulation S-X, this Amendment includes the separate audited financial statements for our unconsolidated portfolio company, Media Recovery, Inc., dba SpotSee Holdings, which were not included in the Annual Report on Form 10-K because Media Recovery, Inc., dba SpotSee Holdings’, fiscal year ended of September 30 is later than the Company’s fiscal year of March 31.

We have determined that this unconsolidated portfolio company has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. In accordance with Rule 3-09(b)(1) of Regulation S-X, the separate financial statements of Media Recovery, Inc., dba SpotSee Holdings, are being filed as an exhibit to this Amendment within 90 days after the end of Media Recovery, Inc., dba SpotSee Holdings’, fiscal year. The Rule 3-09 financial statements include Media Recovery, Inc., dba SpotSee Holdings’, consolidated balance sheets as of September 30, 2019 and 2018, and its related consolidated statements of operations and comprehensive income (loss), consolidated statements stockholders’ equity, and consolidated statements of cash flows for the years ended September 30, 2019, 2018 and 2017. As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on November 25, 2019, the Company sold its investment in Media Recovery, Inc., dba SpotSee Holdings, with a closing on November 25, 2019.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include, among other items, the filing of new Exhibits 31.3, 31.4, 32.3 and 32.4, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

No other changes have been made to the Original 10-K other than as described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Original 10-K or modify or update in any way disclosures made in the Original 10-K. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our filings with the SEC made subsequent to the filing of the Original 10-K on June 4, 2019.

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

32.4**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

99.1*	Audited Consolidated Financial Statements of Media Recovery, Inc., dba SpotSee Holdings as of September 30, 2019 and 2018 and for the years ended September 30, 2019, 2018 and 2017.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOUTHWEST CORPORATION

December 20, 2019	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

December 20, 2019	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bowen S. Diehl	President and Chief Executive Officer	December 20, 2019
Bowen S. Diehl	(principal executive officer)

/s/ Michael S. Sarner	Chief Financial Officer, Secretary and Treasurer	December 20, 2019
Michael S. Sarner	(principal financial officer)

*	Director	December 20, 2019
Christine S. Battist

*	Chairman of the Board of Directors	December 20, 2019
David R. Brooks

*	Director	December 20, 2019
Jack D. Furst

*	Director	December 20, 2019
T. Duane Morgan

*	Director	December 20, 2019
William R. Thomas III

*By:	/s/ Michael S. Sarner
Michael S. Sarner
Attorney-in-fact
*	Signed by Michael S. Sarner pursuant to a power of attorney signed by each individual and filed with the Original 10-K on June 4, 2019.