Form 10-Q
period 2019-12-31
CAPITAL SOUTHWEST CORP
filed 2020-02-04
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

18,627,678 shares of Common Stock, $0.25 value per share, as of January 31, 2020.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	December 31,	March 31,
	2019	2019
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $415,222 and $305,596, respectively)	$409,388	$304,663
Affiliate investments (Cost: $89,481 and $79,277, respectively)	90,870	80,905
Control investments (Cost: $68,000 and $93,182, respectively)	58,294	138,503
Total investments (Cost: $572,703 and $478,055, respectively),	558,552	524,071
Cash and cash equivalents	22,966	9,924
Receivables:
Dividends and interest	10,045	9,252
Escrow	1,424	370
Other	175	1,244
Income tax receivable	155	183
Deferred tax asset	1,336	1,807
Debt issuance costs (net of accumulated amortization of $2,384 and $1,814, respectively)	3,016	3,364
Other assets	1,679	1,628
Total assets	$599,348	$551,843

Liabilities
December 2022 Notes (Par value: $77,136 and $77,136, respectively)	$75,688	$75,099
October 2024 Notes (Par value: $75,000 and $0, respectively)	73,393	—
Credit facility	124,000	141,000
Other liabilities	5,737	6,516
Accrued restoration plan liability	2,992	3,073
Income tax payable	4,560	192
Deferred tax liability	1,122	—
Total liabilities	287,492	225,880

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares at December 31, 2019 and 25,000,000 at March 31, 2019; issued, 20,967,227 shares at December 31, 2019 and 19,842,528 shares at March 31, 2019	5,242	4,961
Additional paid-in capital	316,322	281,205
Total distributable earnings	14,229	63,734
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	311,856	325,963
Total liabilities and net assets	$599,348	$551,843
Net asset value per share (18,627,715 shares outstanding at December 31, 2019 and 17,503,016 shares outstanding at March 31, 2019)	$16.74	$18.62
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Investment income:
Interest income:
Non-control/Non-affiliate investments	$9,526	$7,744	$27,793	$20,825
Affiliate investments	2,159	1,886	6,210	5,136
Control investments	—	440	265	983
Dividend income:
Non-control/Non-affiliate investments	(15)	95	140	120
Affiliate investments	122	—	141	82
Control investments	2,581	3,257	10,013	9,383
Interest income from cash and cash equivalents	21	12	49	21
Fees and other income	1,590	437	2,390	1,022
Total investment income	15,984	13,871	47,001	37,572
Operating expenses:
Compensation	2,034	2,007	5,763	5,880
Share-based compensation	690	607	2,212	1,564
Interest	4,142	3,347	11,664	8,829
Professional fees	479	390	1,567	1,285
Net pension expense	36	40	107	119
General and administrative	728	704	2,748	2,322
Total operating expenses	8,109	7,095	24,061	19,999
Income before taxes	7,875	6,776	22,940	17,573
Income tax expense	761	101	1,651	736
Net investment income	$7,114	$6,675	$21,289	$16,837

Realized gain
Non-control/Non-affiliate investments	$(157)	$1,849	$1,159	$2,066
Affiliate investments	40	—	57	77
Control investments	44,399	34	44,566	18,653
Taxes on deemed distribution of long-term capital gains	(3,464)	—	(3,464)	—
Total net realized gain on investments, net of tax	40,818	1,883	42,318	20,796

Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(1,118)	(4,860)	(4,899)	1,549
Affiliate investments	(1,265)	(95)	(240)	(1,634)
Control investments	(52,208)	564	(55,027)	(15,523)
Income tax (provision) benefit	(174)	153	(832)	535
Total net unrealized (depreciation) appreciation on investments, net of tax	(54,765)	(4,238)	(60,998)	(15,073)

Net realized and unrealized (losses) gains on investments	$(13,947)	$(2,355)	$(18,680)	$5,723

Net (decrease) increase in net assets from operations	$(6,833)	$4,320	$2,609	$22,560

Pre-tax net investment income per share - basic and diluted	$0.44	$0.40	$1.29	$1.06
Net investment income per share – basic and diluted	$0.39	$0.39	$1.20	$1.02
Net (decrease) increase in net assets from operations – basic and diluted	$(0.38)	$0.25	$0.15	$1.36
Weighted average shares outstanding – basic	18,100,176	17,120,357	17,803,005	16,541,102
Weighted average shares outstanding – diluted	18,100,176	17,122,925	17,803,005	16,543,524

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	2019	2018

Net assets, March 31	$325,963	$308,288
Operations:
Net investment income	7,360	4,617
Net realized gain on investments	1,217	18,819
Net unrealized depreciation on investments, net of tax	(1,864)	(11,783)
Net increase in net assets from operations	6,713	11,653
Dividends to shareholders ($0.49 and $0.89 per share, respectively)	(8,629)	(14,503)
Capital share transactions:
Change in restoration plan liability	7	11
Issuance of common stock	3,972	—
Exercise of employee stock options	—	1,457
Share-based compensation expense	837	475
Common stock withheld for payroll taxes upon vesting of restricted stock	(49)	—
Increase (decrease) in net assets	2,851	(907)
Net assets, June 30	$328,814	$307,381
Operations:
Net investment income	6,815	5,546
Net realized gain on investments	283	94
Net unrealized (depreciation) appreciation on investments, net of tax	(4,369)	948
Net increase in net assets from operations	2,729	6,588
Dividends to shareholders ($0.50 and $0.44 per share, respectively)	(8,964)	(7,191)
Capital share transactions:
Change in pension plan funded status	8	12
Issuance of common stock	4,827	—
Exercise of employee stock options	—	576
Share-based compensation expense	685	482
(Decrease) increase in net assets	(715)	467
Net assets, September 30	$328,099	$307,848
Operations:
Net investment income	7,114	6,675
Net realized gain on investments	44,282	1,883
Taxes on deemed distribution of long-term capital gains	(3,464)	—
Net unrealized (depreciation) appreciation on investments, net of tax	(54,765)	(4,238)
Net (decrease) increase in net assets from operations	(6,833)	4,320
Dividends to shareholders ($1.25 and $0.46 per share, respectively)	(23,258)	(7,932)
Capital share transactions:
Change in pension plan funded status	8	11
Issuance of common stock	13,518	13,124
Exercise of employee stock options	—	69
Share-based compensation expense	690	607
Common stock withheld for payroll taxes upon vesting of restricted stock	(368)	(186)
Repurchase of common stock	—	(185)
Decrease (increase) in net assets	(16,243)	9,828
Net assets, December 31	$311,856	$317,676

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2019	2018
Cash flows from operating activities
Net increase in net assets from operations	$2,609	$22,560
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(154,415)	(197,088)
Proceeds from sales and repayments of debt investments in portfolio companies	50,965	64,986
Proceeds from sales and return of capital of equity investments in portfolio companies	55,960	33,928
Payment of accreted original issue discounts	736	465
Depreciation and amortization	1,610	1,052
Net pension benefit	(58)	(38)
Realized gain on investments before income tax	(45,782)	(20,796)
Taxes payable on deemed distribution of long-term capital gains	3,464	—
Net unrealized depreciation (appreciation) on investments	60,166	15,608
Accretion of discounts on investments	(1,427)	(1,054)
Payment-in-kind interest and dividends	(1,469)	(383)
Stock option and restricted awards expense	2,212	1,564
Deferred income taxes	1,592	(434)
Changes in other assets and liabilities:
Decrease (increase) in dividend and interest receivable	(793)	(2,426)
Increase in escrow receivables	71	310
Decrease in tax receivable	28	(58)
Decrease (increase) in other receivables	1,069	(233)
(Increase) decrease in other assets	(780)	4,442
Increase in taxes payable	905	683
Decrease in other liabilities	321	(648)
Decrease in payable for unsettled transaction	(1,158)	—
Net cash used in operating activities	(24,174)	(77,560)
Cash flows from financing activities
Proceeds from common stock offering	22,532	13,230
Equity offering costs paid	(106)	(92)
Borrowings under credit facility	102,000	127,000
Repayments of credit facility	(119,000)	(45,000)
Debt issuance costs paid	(442)	(1,816)
Proceeds from notes	73,500	19,524
Dividends to shareholders	(40,851)	(34,151)
Proceeds from exercise of employee stock options	—	2,103
Repurchase of common stock	—	(185)
Common stock withheld for payroll taxes upon vesting of restricted stock	(417)	(186)
Net cash provided by financing activities	37,216	80,427
Net increase in cash and cash equivalents	13,042	2,867
Cash and cash equivalents at beginning of period	9,924	7,907
Cash and cash equivalents at end of period	$22,966	$10,774
Supplemental cash flow disclosures:
Cash paid for income taxes	$—	$11
Cash paid for interest	9,132	7,647

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien[16]	Healthcare services	L+6.75% (Floor 1.00%)/Q, 4.00% PIK, Current Coupon 13.33%	6/28/2017	6/30/2023	$9,079	$8,916	$5,901
	First Lien - Priming Facility		L+14.50% (Floor 1.00%)/Q, Current Coupon 16.31%	3/21/2019	4/15/2020	1,405	1,401	1,405
							10,317	7,306
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.50%	12/13/2018	12/13/2023	9,750	9,586	9,750
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.50% (Floor 1.00%)/Q, Current Coupon 9.44%	7/2/2018	7/2/2023	10,824	10,651	10,737
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)/Q, Current Coupon 9.45%	7/2/2018	7/2/2023	347	322	344
							10,973	11,081
AG KINGS HOLDINGS INC.[8,16]	First Lien	Food, agriculture & beverage	L+10.02% (Floor 1.00%)/M, Current Coupon 12.69%	8/4/2016	8/8/2021	9,308	9,194	5,948
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	8/1/2017	2/1/2023	10,100	9,971	9,615
	3.88% preferred membership interest		—	8/1/2017	—	—	2,500	2,335
							12,471	11,950
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+9.50% (Floor 1.00%)/Q, Current Coupon 11.60%	4/10/2018	4/10/2023	17,238	16,990	16,824
	First Lien - Term Loan C10		L+9.50% (Floor 1.00%)/Q, Current Coupon 11.60%	12/21/2018	4/10/2023	1,804	1,780	1,760
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	1,523
							21,770	20,107

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 8.40%	9/21/2016	6/8/2023	5,929	5,853	3,569
	Second Lien		0.50%, L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 11.48%	11/3/2016	6/6/2024	2,052	2,010	770
							7,863	4,339
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%)/M, Current Coupon 11.41%	7/29/2016	12/31/2020	12,209	12,156	12,111
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan[10]	Healthcare services	L+7.50% (Floor 1.00%)	8/31/2018	8/31/2023	—	(22)	—
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 9.60%	8/31/2018	8/31/2023	9,087	8,944	8,932
	Second Lien		13.25% PIK	8/31/2018	12/1/2023	3,586	3,523	3,579
	2,042 Common Units[9]		—	8/31/2018	—	—	750	569
							13,195	13,080
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 10.41%	3/9/2017	3/9/2022	11,687	11,570	11,243
	900,000 shares of common stock		—	3/9/2017	—	—	900	636
							12,470	11,879
BLASCHAK COAL CORP.	Second Lien[15]	Commodities & mining	L+10.00%/Q, 1.00% PIK, Current Coupon 13.09%	7/30/2018	7/30/2023	8,601	8,468	8,257
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+6.00% (Floor 1.00%)/M, Current Coupon 7.91%	8/19/2016	8/23/2022	4,837	4,813	4,223
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%/Q, Current Coupon 11.60%	12/21/2017	7/8/2020	11,448	11,391	11,425

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
CLICKBOOTH.COM, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	12/5/2017	12/5/2022	—	(12)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 10.59%	12/5/2017	12/5/2022	15,533	15,328	15,533
							15,316	15,533
DANFORTH ADVISORS, LLC[13]	Revolving Loan[10]	Business services	L+7.25% (Floor 2.00%)	9/28/2018	9/28/2023	—	(15)	—
	First Lien		L+7.25% (Floor 2.00%)/Q, Current Coupon 9.35%	9/28/2018	9/28/2023	7,250	7,135	7,250
	875 Class A equity units[9]		—	9/28/2018	—	—	875	1,445
							7,995	8,695
DELPHI INTERMEDIATE HEALTHCO, LLC	Revolving Loan[10]	Healthcare services	L+9.50% (Floor 1.00%)/Q, Current Coupon 11.97%	10/2/2019	10/3/2022	408	408	408
	First Lien[16]		L+9.50% (Floor 1.00%)/Q, Current Coupon 11.20%	11/3/2017	10/3/2022	10,605	10,533	6,321
							10,941	6,729
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.00% (Floor 1.00%)/Q, Current Coupon 7.90%	1/25/2016	2/12/2021	12,662	12,657	12,637
DRIVEN, INC.	First Lien	Business services	L+8.00% (Floor 2.00%)/Q, Current Coupon 10.10%	6/28/2019	6/28/2024	11,970	11,750	11,755
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 10.55%	9/28/2016	8/25/2023	3,000	2,963	3,000
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.00%/Q, Current Coupon 9.09%	6/22/2018	6/22/2023	15,332	15,131	15,332
	Delayed Draw Term Loan[10]		L+7.00%/Q, Current Coupon 9.09%	6/22/2018	6/22/2023	6,127	6,028	6,127
							21,159	21,459

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	—	—	(47)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, 5.00% PIK, Current Coupon 16.10%	5/24/2018	5/23/2023	3,413	3,373	3,359
							3,326	3,359
ICS DISTRIBUTION, LLC[8]	First Lien	Industrial services	L+8.22% (Floor 2.00%)/Q, Current Coupon 10.22%	10/31/2019	10/29/2024	18,000	17,601	17,601
IENERGIZER LIMITED[9]	First Lien	Business services	L+6.00% (Floor 1.00%)/M, Current Coupon 7.79%	4/17/2019	4/17/2024	12,750	12,637	12,750
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 8.30%	2/28/2019	2/28/2024	8,526	8,452	8,526
LANDPOINT LLC	First Lien	Business services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.96%	12/30/2019	12/30/2024	19,500	19,110	19,110
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 10.21%	11/15/2017	11/15/2022	11,571	11,419	11,444
	110,000 units of Class A common stock[9]		—	11/15/2017	—	—	1,100	821
							12,519	12,265
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien	Environmental services	6.00% (Floor 2.00%)/Q, L+3.00% PIK, Current Coupon 11.00%	6/30/2017	6/30/2022	13,270	13,189	12,514
	25,603 shares of Series C preferred stock		—	8/13/2018	—	—	26	31
	396,825 shares of Series B preferred stock		—	6/30/2017	—	—	500	160
							13,715	12,705
MEDIA RECOVERY, INC.	Earnout	Industrial products	—		—	—	1,517	1,517

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
NINJATRADER, LLC[13]	Revolving Loan[10]	Financial services	L+6.00% (Floor 1.50%)/Q, Current Coupon 7.90%	12/18/2019	12/18/2024	1,100	1,093	1,078
	First Lien		L+6.00% (Floor 1.50%)/Q, Current Coupon 7.90%	12/18/2019	12/18/2024	18,250	17,887	17,887
	2,000,000 Preferred units[9]		—	12/18/2019	—	—	2,000	2,000
							20,980	20,965
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 11.41%	12/8/2017	12/20/2025	10,500	9,887	10,216
SCRIP INC.[8]	First Lien	Healthcare products	L+9.91% (Floor 2.00%)/M, Current Coupon 11.91%	3/21/2019	3/21/2024	16,750	16,310	16,650
	100 shares of common stock		—	3/21/2019	—	—	1,000	1,000
							17,310	17,650
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	6/23/2017	—	—	541	1,053
TINUITI INC.	1,114 Preferred Units	Media, marketing & entertainment	—	2/1/2017	—	—	1,114	2,944
	1,443 Common Units		—	2/1/2017	—	—	277	2,390
							1,391	5,334
TRINITY 3, LLC[13]	First Lien	Technology products & components	L+7.50% (Floor 1.50%)/Q, Current Coupon 9.41%	11/15/2019	11/15/2024	14,250	13,971	13,971
	562.5 Class A units[9]		—	11/15/2019	—	—	563	563
							14,534	14,534
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+8.00% (Floor 2.00%)/M, Current Coupon 10.00%	2/17/2017	4/3/2023	12,131	11,205	12,131
	171,617 shares of Series A preferred stock		—	4/3/2019	—	—	1,874	4,776
	Warrants (Expiration - April 3, 2029)		—	4/3/2019	—	—	620	2,718
							13,699	19,625

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
VTX HOLDINGS, INC.[8]	First Lien	Software & IT services	L+8.91% (Floor 2.00%)/Q, Current Coupon 11.01%	7/23/2019	7/23/2024	20,075	19,555	19,914
	1,000,000 Series A Preferred Units		—	7/23/2019	—	—	1,000	1,000
							20,555	20,914

Total Non-control/Non-affiliate Investments							$415,222	$409,388

Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	$1,500	$2,886
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+8.00% (Floor 1.00%)	7/17/2018	7/17/2023	—	(4)	—
	First Lien		L+8.00% (Floor 1.00%)/M, Current Coupon 9.80%	7/17/2018	7/17/2023	10,850	10,684	10,601
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	2,552
							12,680	13,153
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	L+7.00% (Floor 2.00%)	11/1/2019	11/1/2024	—	(42)	—
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/1/2019	11/1/2024	11,500	11,304	11,304
	1,000 Class A units		—	11/1/2019	—	—	1,000	1,000
							12,262	12,304

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)	2/14/2018	2/14/2023	—	(32)	—
	First Lien - Term Loan		L+8.00% (Floor 1.00%)/Q, Current Coupon 10.10%	2/14/2018	2/14/2023	10,030	9,898	9,970
	First Lien - Term B Loan		L+11.00% (Floor 1.00%)/Q, Current Coupon 13.10%	6/5/2018	2/14/2023	5,015	4,935	5,065
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,365	1,866	2,212
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	93	93	87
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	539	2,762
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	2,099
							18,799	22,195
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)	11/9/2018	11/9/2023	—	(27)	—
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.10%	11/9/2018	11/9/2023	10,395	10,247	10,395
	10,000 Class A Units		—	11/9/2018	—	—	1,000	1,789
							11,220	12,184
SIMR, LLC	First Lien	Healthcare services	L+10.00% (Floor 2.00%)/M, 7.00% PIK, Current Coupon 19.00%	9/7/2018	9/7/2023	11,520	11,340	11,024
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	3,322
							17,447	14,346

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2019

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost	Fair Value[4]
ZENFOLIO INC.	Revolving Loan[10]	Business services	L+9.00% (Floor 1.00%)	7/17/2017	7/17/2022	—	(10)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.09%	7/17/2017	7/17/2022	13,906	13,683	13,530
	190 shares of common stock		—	7/17/2017	—	—	1,900	272
							15,573	13,802

Total Affiliate Investments							$89,481	$90,870

Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$68,000	$58,294

Total Control Investments							$68,000	$58,294

TOTAL INVESTMENTS[12]							$572,703	$558,552

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.

[2]	All of the Company’s investments, unless otherwise noted, are pledged as collateral for the Company’s senior secured credit facility.

[3]
The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.

[4]
The Company's investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not readily available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the Board of Directors, using significant unobservable Level 3 inputs. Refer to Note 4 for further discussion.

[5]
Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At December 31, 2019, approximately 73.3% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 131.3%.

[6]
Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At December 31, 2019, approximately 16.3% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 29.1%.

[7]
Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At December 31, 2019, approximately 10.4% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 18.7%.

[8]	The investment is structured as a first lien last out term loan.

[9]
Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2019, approximately 15.0% of the Company's assets are non-qualifying assets.

[10]	The investment has an unfunded commitment as of December 31, 2019. Refer to Note 10 - Commitments and Contingencies for further discussion.

[11]	Income producing through dividends or distributions.

[12]
As of December 31, 2019, the cumulative gross unrealized appreciation for U.S. federal income tax purposes is approximately $20.5 million; cumulative gross unrealized depreciation for federal income tax purposes is $32.9 million. Cumulative net unrealized depreciation is $12.4 million, based on a tax cost of $570.9 million.

[13]
ASC Ortho Management Company, LLC common units, Danforth Advisors, LLC common units, American Nuts Operations LLC Class A common stock, LGM Pharma, LLC Class A common stock, NinjaTrader, LLC preferred units, Trinity 3, LLC Class A units, Tax Advisors Group, LLC Class A units, Chandler Signs, LP Class A-1 common stock, Dynamic Communities, LLC Preferred units, and ITA Holdings Group, LLC membership interest are held through a wholly-owned taxable subsidiary.

[14]
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which as of December 31, 2019 represented 179.1% of the Company's net assets or 93.2% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.

[15]
The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.

[16]	Investment is on non-accrual status as of December 31, 2019, meaning the Company has ceased to recognize interest income on the investment.

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

CSWC also has a direct wholly-owned subsidiary that has been elected to be a taxable entity (the “Taxable Subsidiary”). The primary purpose of the Taxable Subsidiary is to permit CSWC to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities), and still allow us to satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary is taxed at normal corporate tax rates based on its taxable income.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and nine months ended December 31, 2019 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2019 and 2018. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our total assets in qualifying assets. As of December 31, 2019, the Company has 85.0% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended December 31, 2019, we satisfied all RIC requirements and have 4.7% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2019 and March 31,

2019, cash balances totaling $21.9 million and $8.8 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2019, we had three investments on non-accrual status. As of March 31, 2019, we had one investment on non-accrual status.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three and nine months ended December 31, 2019, approximately 2.9% and 3.0%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three and nine months ended December 31, 2018, 2.6%, and 2.8% respectively, of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of the equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. As of December 31, 2019 and March 31, 2019, we have not written off any accrued and uncollected PIK interest and dividends from prior periods. For the nine months ended December 31, 2019, we had two investments for which we stopped accruing PIK interest. For the three and nine months ended December 31, 2019, approximately 5.0% and 3.0% respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income. For the three and nine months ended December 31, 2018, approximately 1.5% and 1.0%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income.

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

Deferred Offering Costs Deferred offering costs include registration expenses related to shelf filings, including expenses related to the launch of the "at-the-market" program through which we can sell, from time to time, shares of our common stock (the "Equity ATM Program"). These expenses consist primarily of SEC registration fees, legal fees and accounting fees incurred. These expenses are included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or debt issuance costs, respectively. If no offering is completed prior to the expiration of the registration statement, the deferred costs are charged to expense.

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

Federal Income Taxes CSWC has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subsection M of the Code. By meeting these requirements, we will not be subject to corporate federal income taxes on ordinary income or capital gains timely distributed to shareholders. In order to qualify as a RIC, the Company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, each year. Investment company taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Investment company taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in investment company taxable income until they are realized.

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

CSMC, a wholly-owned subsidiary of CSWC, and the Taxable Subsidiary are not RICs and are required to pay taxes at the corporate rate of 21% as of December 31, 2019. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of each of CSMC and the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three and nine months ended December 31, 2019 and 2018.

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

At the three and nine months ended December 31, 2019, there was no adjustment made for the dilutive effect of stock-based awards. At the three and nine months ended December 31, 2018, weighted-average basic shares were adjusted for the dilutive effect of stock-based awards of 2,568 and 2,422, respectively.

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

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2019 and March 31, 2019:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
December 31, 2019:
First lien loans[1]	$410,908	73.6%	131.8%	$422,592	73.8%
Second lien loans[2]	35,572	6.4	11.4	36,437	6.4
Subordinated debt	9,615	1.7	3.1	9,972	1.7
Preferred equity	17,361	3.1	5.5	12,576	2.2
Common equity & warrants	25,285	4.5	8.1	21,609	3.8
Financial instruments[3]	1,517	0.3	0.5	1,517	0.3
I-45 SLF LLC[4]	58,294	10.4	18.7	68,000	11.8
	$558,552	100.0%	179.1%	$572,703	100.0%

March 31, 2019:
First lien loans[1]	$317,544	60.6%	97.4%	$319,278	66.8%
Second lien loans[2]	35,896	6.8	11.0	36,057	7.5
Subordinated debt	14,287	2.7	4.4	14,458	3.0
Preferred equity	17,936	3.4	5.5	7,894	1.7
Common equity & warrants	72,665	14.0	22.3	32,368	6.8
I-45 SLF LLC[4]	65,743	12.5	20.1	68,000	14.2
	$524,071	100.0%	160.7%	$478,055	100.0%

[1]
Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of December 31, 2019 and March 31, 2019, the fair value of the first lien last out loans are $60.1 million and $38.6 million, respectively.

[2]
Included in second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of December 31, 2019 and March 31, 2019, the fair value of the split lien term loans are $18.0 million and $18.3 million, respectively.

3	Included in financial instruments is the earnout received in connection with the sale of Media Recovery, Inc.

[4]
I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2019 and March 31, 2019:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
December 31, 2019:
Business Services	$92,367	16.5%	29.6%	$91,132	15.9%
I-45 SLF LLC[1]	58,294	10.4	18.7	68,000	11.9
Healthcare Services	53,645	9.6	17.2	63,120	11.0
Media, Marketing, & Entertainment	51,573	9.2	16.5	41,380	7.2
Software & IT Services	45,855	8.2	14.7	45,473	7.9
Financial Services	30,545	5.5	9.8	29,973	5.2
Healthcare Products	29,914	5.3	9.6	29,829	5.2
Food, Agriculture & Beverage	26,055	4.7	8.4	30,964	5.4
Distribution	23,990	4.3	7.7	24,625	4.3
Consumer Products and Retail	23,375	4.2	7.5	23,863	4.2
Transportation & Logistics	22,195	4.0	7.1	18,799	3.3
Consumer Services	21,459	3.8	6.9	21,160	3.7
Industrial Services	17,601	3.2	5.6	17,601	3.1
Technology Products & Components	14,534	2.6	4.7	14,534	2.5
Environmental Services	12,705	2.3	4.1	13,715	2.4
Energy Services (Midstream)	9,750	1.7	3.1	9,585	1.7
Commodities & Mining	8,257	1.5	2.6	8,468	1.5
Restaurants	7,582	1.4	2.4	8,139	1.4
Telecommunications	4,339	0.8	1.4	7,863	1.4
Paper & Forest Products	3,000	0.5	1.0	2,963	0.5
Industrial Products	1,517	0.3	0.5	1,517	0.3
	$558,552	100.0%	179.1%	$572,703	100.0%

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
March 31, 2019:
I-45 SLF LLC[1]	$65,743	12.5%	20.2%	$68,000	14.2%
Healthcare Services	62,719	12.0	19.2	62,701	13.1
Media, Marketing, & Entertainment	59,410	11.3	18.2	54,079	11.3
Industrial Products	52,760	10.1	16.2	5,415	1.1
Business Services	52,405	10.0	16.1	51,688	10.8
Environmental Services	32,941	6.3	10.1	33,873	7.1
Healthcare Products	29,964	5.7	9.2	29,826	6.2
Food, Agriculture & Beverage	28,352	5.4	8.7	30,991	6.5
Distribution	25,680	4.9	7.9	25,558	5.4
Consumer Products and Retail	23,618	4.5	7.2	23,762	5.0
Consumer Services	22,630	4.3	6.9	22,274	4.7
Transportation & Logistics	17,869	3.4	5.5	17,074	3.6
Energy Services (Midstream)	9,783	1.9	3.0	9,747	2.0
Financial Services	9,707	1.8	3.0	9,596	2.0
Commodities & Mining	8,511	1.6	2.6	8,383	1.8
Restaurants	7,912	1.5	2.4	7,978	1.7
Software & IT Services	6,128	1.2	1.9	6,277	1.3
Telecommunications	5,056	1.0	1.5	7,876	1.6
Paper & Forest Products	2,883	0.6	0.9	2,957	0.6
	$524,071	100.0%	160.7%	$478,055	100.0%

[1]
I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of December 31, 2019 and March 31, 2019:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
December 31, 2019:
Southwest	$143,724	25.7%	46.1%	$140,234	24.5%
Northeast	121,048	21.7	38.8	115,161	20.1
Southeast	106,933	19.1	34.3	117,258	20.5
West	59,098	10.6	18.9	63,135	11.0
I-45 SLF LLC[1]	58,294	10.4	18.7	68,000	11.9
Midwest	56,705	10.2	18.2	56,278	9.8
International	12,750	2.3	4.1	12,637	2.2
	$558,552	100.0%	179.1%	$572,703	100.0%

March 31, 2019:
Southwest	$139,306	26.6%	42.7%	$89,399	18.7%
Northeast	125,657	24.0	38.5	122,404	25.6
Southeast	119,280	22.8	36.6	120,889	25.3
I-45 SLF LLC[1]	65,743	12.5	20.2	68,000	14.2
West	38,455	7.3	11.8	41,647	8.7
Midwest	35,630	6.8	10.9	35,716	7.5
	$524,071	100.0%	160.7%	$478,055	100.0%

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
As of December 31, 2019 and March 31, 2019, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at NAV) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

Option Pricing Model Method

In certain situations, CSWC will acquire financial instruments which are most appropriately valued using an option pricing model.  Typically, option pricing models will use the Black Scholes model methodology and attempt to replicate the features of the underlying derivative instrument.  The significant Level 3 input to the Option Pricing Model is the assumed volatility of the underlying portfolio company cash flows.  Other inputs into the model are the current price of the security, the strike price of the security, and the time to maturity.

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2019 and March 31, 2019 (in thousands):

		Fair Value Measurements
		at December 31, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$410,908	$—	$—	$410,908
Second lien loans	35,572	—	—	35,572
Subordinated debt	9,615	—	—	9,615
Preferred equity	17,361	—	—	17,361
Common equity & warrants	25,285	—	—	25,285
Financial instruments	1,517	—	—	1,517
Investments measured at net asset value[1]	58,294	—	—	—
Total Investments	$558,552	$—	$—	$500,258

		Fair Value Measurements
		at March 31, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$317,544	$—	$—	$317,544
Second lien loans	35,896	—	—	35,896
Subordinated debt	14,287	—	—	14,287
Preferred equity	17,936	—	—	17,936
Common equity & warrants	72,665	—	—	72,665
Investments measured at net asset value[1]	65,743	—	—	—
Total Investments	$524,071	$—	$—	$458,328

[1]
Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at December 31, 2019 and March 31, 2019, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at December 31, 2019 and March 31, 2019. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	December 31, 2019	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$329,956	Discount Rate	8.0% - 41.9%	12.2%
			Third Party Broker Quote	60.2 - 99.8	84.6
	Market Approach	80,952	Cost	97.8 - 98.3	98.0
Second lien loans	Income Approach	35,572	Discount Rate	10.8% - 14.3%	12.4%
			Third Party Broker Quote	37.5 - 97.3	93.1
Subordinated debt	Income Approach	9,615	Discount Rate	12.8%	12.8%
Preferred equity	Enterprise Value Waterfall Approach	13,798	EBITDA Multiple	8.2x - 11.3x	10.2x
			Discount Rate	15.0% - 20.5%	16.8%
	Market Approach	3,563	Cost
Common equity & warrants	Enterprise Value Waterfall Approach	25,285	EBITDA Multiple	6.2x - 11.3x	8.7x
			Discount Rate	13.5% - 20.5%	17.5%
Financial instruments	Option Pricing Model	1,517	Assumed Volatility	35.0%	35.0%
Total Level 3 Investments		$500,258

		Fair Value at	Significant
	Valuation	March 31, 2019	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$248,404	Discount Rate	9.6% - 20.5%	12.1%
			Third Party Broker Quote	65.6 - 97.5	90.1
	Market Approach	69,140	Cost	97.0 - 99.0	97.7
			Exit Value	100.0 - 102.0	101.4
Second lien loans	Income Approach	35,896	Discount Rate	11.5% - 41.9%	13.9%
			Third Party Broker Quote	55	55.0
Subordinated debt	Income Approach	14,287	Discount Rate	12.6% - 15.0%	13.4%
Preferred equity	Enterprise Value Waterfall Approach	17,936	EBITDA Multiple	7.7x - 10.2x	9.5x
			Discount Rate	15.5% - 19.3%	17.8%
Common equity & warrants	Enterprise Value Waterfall Approach	71,665	EBITDA Multiple	4.6x - 10.7x	8.8x
			Discount Rate	13.9% - 21.0%	18.4%
	Market Approach	1,000	Cost	100.0	100.0
Total Level 3 Investments		$458,328

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three and nine months ended December 31, 2019 and 2018, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2019 and 2018 (in thousands):

	Fair Value 3/31/2019	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value 12/31/2019	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$317,544	$(9,247)	$148,601	$(46,944)	$954	$—	$—	$410,908	$(9,427)
Second lien loans	35,896	(704)	120	(188)	448	—	—	35,572	(704)
Subordinated debt	14,287	(153)	38	(4,569)	12	—	—	9,615	(217)
Preferred equity	17,936	1,291	4,563	—	55	(8,081)	1,597	17,361	1,738
Common equity & warrants	72,665	2,147	1,003	—	—	(48,933)	(1,597)	25,285	5,221
Financial instruments	—	—	1,517	—	—	—	—	1,517	—
Total Investments	$458,328	$(6,666)	$155,842	$(51,701)	$1,469	$(57,014)	$—	$500,258	$(3,389)

	Fair Value 3/31/2018	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Earned	Divestitures	Conversion/Reclassification of Security	Fair Value 12/31/2018	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$197,110	$(2,460)	$158,005	$(23,545)	$—	$(28,805)	$—	$300,305	$(2,491)
Second lien loans	23,229	103	21,238	(8,500)	50	—	—	36,120	101
Subordinated debt	18,783	(4)	46	(4,600)	35	—	—	14,260	8
Preferred equity	38,541	9,707	2,657	—	170	(34,490)	—	16,585	3,165
Common equity & warrants	48,319	1,838	16,196	—	—	—	—	66,353	1,838
Total Investments	$325,982	$9,184	$198,142	$(36,645)	$255	$(63,295)	$—	$433,623	$2,621

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.

5.	BORROWINGS

In accordance with the 1940 Act, with certain limitations, effective April 25 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of December 31, 2019, the Company’s asset coverage was 213%.

The Company had the following borrowings outstanding as of December 31, 2019 and March 31, 2019 (amounts in thousands):

	December 31, 2019	March 31, 2019
Credit Facility	$124,000	$141,000

December 2022 Notes	77,136	77,136
Less: Unamortized debt issuance costs and debt discount	(1,448)	(2,037)
Total December 2022 Notes	75,688	75,099

October 2024 Notes	75,000	—
Less: Unamortized debt issuance costs and debt discount	(1,607)	—
Total October 2024 Notes	73,393	—

Total Borrowings	$273,081	$216,099

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of December 31, 2019, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At December 31, 2019, CSWC had $124.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $1.7 million and $6.3 million, respectively, for the three and nine months ended December 31, 2019. For the three and nine months ended December 31, 2018, CSWC recognized interest expense of $2.0 million and $5.2 million, respectively. The weighted average interest rate on the Credit Facility was 4.67% and 4.96%, respectively, for the three and nine months ended December 31, 2019. For the three and nine months ended December 31, 2018, the weighted average interest rate on the Credit Facility was 5.59% and 5.41%, respectively. Average borrowings for the three and nine months ended December 31, 2019 were $106.5 million and $102.9 million, respectively. For the three and nine months ended December 31, 2018, average borrowings were $114.0 million and $91.9 million, respectively. As of December 31, 2019, CSWC was in compliance with all financial covenants under the Credit Facility.

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

During the nine months ended December 31, 2019, the Company did not sell any December 2022 Notes. The Company has no current intention of issuing additional December 2022 Notes under this ATM debt distribution agreement. Therefore, during the three months ended June 30, 2019, the Company amortized $0.2 million of the remaining debt issuance costs associated with the ATM debt distribution agreement, which is included in interest expense in the Consolidated Statement of Operations.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of December 31, 2019, the carrying amount of the December 2022 Notes was $75.7 million on an aggregate principal amount of $77.1 million at a weighted average effective yield of 5.93%. As of December 31, 2019, the fair value of the December 2022 Notes was $80.6 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million and $4.1 million, respectively, for the three and nine months ended December 31, 2019. For the three and nine months ended December 31, 2018, the Company recognized interest expense of $1.3 million and $3.5 million, respectively. Average borrowings for both the three and nine months ended December 31, 2019 were $77.1 million. For the three and nine months ended December 31, 2018, average borrowings were $77.0 million and $67.8 million, respectively.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of December 31, 2019, the Company was in compliance with all covenants of the December 2022 Notes.

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

As of December 31, 2019, the carrying amount of the October 2024 Notes was $73.4 million on an aggregate principal amount of $75.0 million at a weighted average effective yield of 5.375%. As of December 31, 2019, the fair value of the October 2024 Notes was $74.7 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.1 million and $1.2 million for the three and nine months ended December 31, 2019, respectively. Since the issuance of the October 2024 Notes, average borrowings were $73.9 million.

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

We have elected, and intend to qualify annually, to be treated as a RIC under Subchapter M of the Code and have a tax year end of December 31. In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable income, as defined by the Code, to our shareholders in a timely manner. Investment company income generally includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its ordinary income and capital gains that is distributed to its shareholders, including “deemed distributions” as discussed below. As part of maintaining RIC tax treatment, undistributed taxable income and capital gain, which is subject to a 4% non-deductible U.S. federal excise tax, pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (1) the filing of the U.S. federal income tax return for the applicable fiscal year and (2) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated. We intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.

As of December 31, 2019, CSWC qualified to be taxed as a RIC. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly for the nine months ended December 31, 2019 and 2018, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2019	2018
Additional capital	$11,262	$(1,382)
Total distributable earnings	(11,262)	1,382

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the tax year ended December 31, 2019, CSWC declared quarterly dividends $0.48 per share ($0.38 per share in regular dividends and $0.10 in supplemental dividends) in March 2019, $0.49 per share ($0.39 per share in regular dividends and $0.10 in supplemental dividends) in June 2019, $0.50 per share ($0.40 per share in regular dividends and $0.10 in supplemental dividends) in September 2019, and $1.25 ($0.40 per share in regular dividends, $0.10 in supplemental dividends and $0.75 in special dividends) in December 2019, with such dividends totaling $49.2 million, or $2.72 per share. For tax purposes, the total dividends paid to shareholders during the tax year ended December 31, 2019 was $2.72 per share and were comprised of (1) ordinary income totaling approximately $1.303 per share and (2) long-term capital gains totaling approximately $1.417 per share. Included in ordinary income per share is approximately $0.189 per share of qualified dividend income. For the tax year ended December 31, 2018, we paid total dividends of $34.2 million, or $2.07 per share. For tax purposes, the 2018 dividends total $2.07 per share and were comprised of (1) ordinary income totaling approximately $0.739 per share, (2) long term capital gains totaling approximately $1.331 per share, and (3) qualified dividend income totaling approximately $0.121 per share.

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

The tax character of distributions paid for the years ended December 31, 2019 and 2018 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2019	2018
Ordinary income	$22,405	$11,723
Distributions of long term capital gains	25,703	21,625
Distributions on tax basis	$48,108	$33,348

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended December 31,
Reconciliation of RIC Taxable Income[1]	2019	2018
Net increase in net assets from operations	$2,609	$22,560
Net unrealized depreciation (appreciation) on investments	60,998	15,073
Income/gain (expense/loss) recognized for tax on pass-through entities	147	187
(Gain) loss recognized on dispositions	(3,235)	464
Net operating (income) loss - management company and taxable subsidiary	(700)	(291)
Non-deductible tax expense	4,311	683
Other book/tax differences	307	98
Estimated taxable income before deductions for distributions	$64,437	$38,774

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

For the tax year ended December 31, 2019, we had net long-term capital gains of $42.2 million, of which $25.7 million was distributed to shareholders as capital gains dividends. We elected to retain net long-term capital gains of $16.5 million and designate the retained amount as a "deemed distribution" to our shareholders. As a result, we incurred federal taxes on the retained amount on behalf of our shareholders in the amount of $3.5 million for the tax year ended December 31, 2019. For the tax year ended December 31, 2018, we distributed all long-term capital gains and therefore had no deemed distributions to our shareholders or federal taxes incurred related to such items. "Deemed distributions" are generally reclassified from accumulated net realized gains into additional capital after our tax year ends each December 31.

CSMC and the Taxable Subsidiary, wholly-owned subsidiaries of CSWC, are not RICs and are required to pay taxes at the current corporate rate. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on their taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC and the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan and bonus accruals are also recorded on a quarterly basis. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of December 31, 2019 and March 31, 2019, CSMC had a deferred tax asset of approximately $1.3 million and $1.8 million, respectively. As of December 31, 2019, we believe that we will be able to utilize all $1.3 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets. As of December 31, 2019 and March 31, 2019, the Taxable Subsidiary had a deferred tax liability of $1.1 million and a deferred tax asset of $26.8 thousand, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of December 31, 2019 and March 31, 2019 (amounts in thousands):

	December 31, 2019	March 31, 2019
Deferred tax asset:
Net operating loss carryforwards	$33	$132
Compensation	648	1,020
Pension liability	628	596
Net unrealized depreciation on investments	—	27
Other	27	32
Total deferred tax asset	1,336	1,807
Less valuation allowance	—	—
Total net deferred tax asset	1,336	1,807
Deferred tax liabilities:
Net unrealized appreciation on investments	(1,122)	—
Total deferred tax liabilities	(1,122)	—
Total net deferred tax assets (liabilities)	$214	$1,807

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

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended December 31, 2019, we recognized net income tax expense of $0.8 million, principally consisting of a benefit for current U.S. federal income taxes of $0.1 million, deferred U.S. federal income tax expense of $0.3 million, a $0.5 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.1 million of deferred tax expense relating to our Taxable Subsidiary. For the nine months ended December 31, 2019, we recognized net income tax expense of $1.7 million, principally consisting of an expense for current U.S. federal income taxes of $0.1 million, deferred U.S. federal income tax expense of $0.4 million, a $0.9 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.3 million of deferred tax expense relating to our Taxable Subsidiary.  For the three months ended December 31, 2018, we recognized net income tax expense of $0.1 million, principally consisting of a $0.3 million accrual for excise tax on our estimated undistributed taxable income and a $0.2 million deferred tax benefit relating to the Taxable Subsidiary. For the nine months ended December 31, 2018, we recognized net income tax expense of $0.7 million, principally consisting of deferred U.S. federal income tax expense of $0.2 million, a $0.7 million accrual for excise tax on our estimated undistributed taxable income and a $0.2 million deferred tax benefit relating to the Taxable Subsidiary.

Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination.

Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2015 through December 31, 2018.

The following table sets forth the significant components of income tax expense as of December 31, 2019 and 2018 (amounts in thousands):

	Nine Months Ended December 31,
Components of Income Tax Expense	2019	2018
Statutory federal income tax	$273	$55
162(m) limitation	1,115	328
Excise tax	847	683
Valuation allowance	—	—
Tax expense (benefit) related to Taxable Subsidiary	317	(115)
Compensation benefits	(911)	(221)
Other	10	6
Total income tax expense	$1,651	$736

7.	SHAREHOLDERS' EQUITY

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received the Exemptive Order that supersedes the Original Order and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. During the three months ended December 31, 2019, the Company repurchased 17,570 at an aggregate cost of $0.4 million and a weighted average price per share of $20.93 in connection with the vesting of restricted stock awards. During the nine months ended December 31, 2019, the Company repurchased 19,828 shares at an aggregate cost of $0.4 million and a weighted average price per share of $21.04 in connection with the vesting of restricted stock awards. During the three and nine months ended December 31, 2018, the Company repurchased 9,695 shares at an aggregate cost of $0.2 million and a weighted average price per share of $19.17 in connection with the vesting of restricted stock awards.

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

On March 4, 2019, the Company entered into separate equity distribution agreements with certain sales agents through which it may offer to sell, from time to time, shares of its common stock having an aggregate offering price of up to $50,000,000 (the "Equity ATM Program"). During the three months ended December 31, 2019, the Company sold 623,111 shares of its common stock under the Equity ATM Program at a weighted-average price of $22.07 per share, raising $13.8 million of gross proceeds. Net proceeds were $13.5 million after commissions to the sales agents on shares sold. During the nine months ended December 31, 2019, the Company sold 1,049,932 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.90 per share, raising $23.0 million of gross proceeds. Net proceeds were $22.5 million after commissions to the sales agents on shares sold. Cumulative to date, the Company has sold 1,313,588 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.81, raising $28.7 million of gross proceeds. Net proceeds were $28.1 million after commissions to the sales agents on shares sold.

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

During the nine months ended December 31, 2019, the Company did not repurchase any shares of the Company's common stock under the share repurchase program. During the nine months ended December 31, 2018, the Company repurchased 10,452 shares at an average price of $17.72, including commissions paid. As of December 31, 2019, the Company has approximately $9.2 million available for additional repurchases under the share repurchase program. The following table summarizes the Company's share repurchases under the program for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended December 31,
Repurchases of Common Stock	2019	2018
Number of shares repurchased	—	10,452
Cost of shares repurchased, including commissions	$—	$185,217
Weighted average price per share	$—	$17.72
Net asset value per share at prior quarter end	N/A	$18.84
Weighted average discount to prior quarter net asset value	N/A	5.9%

8.	EMPLOYEE STOCK BASED COMPENSATION PLANS

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

The following table summarizes the restricted stock available for issuance for the nine months ended December 31, 2019:

Restricted stock available for issuance as of March 31, 2019	657,627
Additional restricted stock approved under the plan	—
Restricted stock granted during the nine months ended December 31, 2019	(97,845)
Restricted stock forfeited during the nine months ended December 31, 2019	3,250
Restricted stock available for issuance as of December 31, 2019	563,032

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended December 31, 2019 and 2018, we recognized total share based compensation expense of $0.7 million and $0.6 million, respectively, related to the restricted stock issued to our employees and officers. For the nine months ended December 31, 2019 and 2018, we recognized total share based compensation expense of $2.2 million and $1.5 million, respectively, related to the restricted stock issued to our employees and officers.

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

As of December 31, 2019, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $6.6 million, which will be amortized over the weighted-average vesting period of approximately 2.7 years.

The following table summarizes the restricted stock outstanding as of December 31, 2019:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2019	454,027	$17.33	2.8
Granted	97,845	21.11	3.9
Vested	(172,010)	16.58	2.3
Forfeited	(3,250)	18.22	—
Unvested at December 31, 2019	376,612	$18.64	2.7

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

At December 31, 2019, there are no options to acquire shares of common stock outstanding. The 2009 Plan terminated on July 20, 2019, the tenth anniversary of the date that the 2009 Plan was approved by the Company's shareholders.

The following table summarizes activity in the 2009 Plan as of December 31, 2019:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
2009 Plan
Balance at March 31, 2018	195,608	$11.09
Granted	—	—
Exercised	(195,608)	11.09	$1,563,905
Canceled/Forfeited	—	—
Balance at March 31, 2019	—	—
Granted	—	—
Exercised	—	—
Canceled/Forfeited	—	—
Balance at December 31, 2019	—	$—

We recognize compensation cost using the straight-line method for all share-based payments. The fair value of stock options are determined on the date of grant using the Black-Scholes pricing model and are expensed over the requisite service period of the related stock options. Accordingly, for the three and nine months ended December 31, 2019, there was no expense recognized and for the three and nine months ended December 31, 2018, we recognized stock option compensation expense of $10.6 thousand and $31.7 thousand, respectively, related to the stock options held by our employees and officers. As of December 31, 2019, there is no remaining unrecognized compensation cost related to non-vested stock options.

At December 31, 2019, there are no remaining options outstanding. During the quarter ended December 31, 2018, no options became exercisable and 5,975 options were exercised with an average exercise price of $11.66 per share.

9.	OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During both the three months ended December 31, 2019 and 2018, we made matching contributions of approximately $20.7 thousand. During the nine months ended December 31, 2019 and 2018, we made matching contributions of approximately $111.9 thousand and $108.5 thousand, respectively.

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

The balances of unused commitments to extend financing as of December 31, 2019 and March 31, 2019 were as follows (amounts in thousands):

		December 31,	March 31,
Portfolio Company	Investment Type	2019	2019
Adams Publishing Group, LLC	Delayed Draw Term Loan	$1,338	$1,731
American Nuts Operations LLC	Term Loan C	384	438
ASC Ortho Management Company, LLC	Revolving Loan	1,500	1,500
Clickbooth.com, LLC	Revolving Loan	2,000	2,000
Danforth Advisors, LLC	Revolving Loan	1,000	1,000
Delphi Intermediate Healthco, LLC	Revolving Loan	60	—
Dynamic Communities, LLC	Revolving Loan	500	500
Environmental Pest Service Management Company, LLC	Delayed Draw Term Loan	525	525
Fast Sandwich, LLC	Revolving Loan	4,150	4,150
GrammaTech, Inc.	Revolving Loan	2,500	—
ITA Holdings Group, LLC	Revolving Loan	2,000	1,000
JVMC Holdings Corp.	Delayed Draw Term Loan	—	848
NinjaTrader, LLC	Revolving Loan	400	—
Roseland Management, LLC	Revolving Loan	2,000	2,000
Zenfolio Inc.	Revolving Loan	2,000	2,000
Total unused commitments to extend financing		$20,357	$17,692

As of December 31, 2019, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2019, the Company had $3.4 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2020. As of December 31, 2019, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

Total lease expense incurred for both the three and nine months ended December 31, 2019 and 2018 was $58 thousand and $0.2 million, respectively. As of December 31, 2019, the asset related to the operating lease was $0.4 million and the lease liability was $0.5 million. As of December 31, 2019, the remaining lease term was 2.1 years and the discount rate was 4.41%.

The following table shows future minimum payments under the Company's operating lease as of December 31, 2019 (in thousands):

Year ending March 31,	Rent Commitment
2020	$66
2021	266
2022	248
Total	$580

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

During both the three months ended December 31, 2019 and 2018, we received management and other fees from certain of our portfolio companies totaling $0.1 million, which were recognized as Fees and other income on the Consolidated Statements of Operations. During the nine months ended December 31, 2019 and 2018, we received management and other fees from certain of our portfolio companies totaling $0.2 million and $0.3 million, respectively, which were recognized as Fees and other income on the Consolidated Statement of Operations. Additionally, as of December 31, 2019 and March 31, 2019, we had dividends receivable from I-45 SLF LLC of $2.1 million and $2.5 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

During the nine months ended December 31, 2019, the Company purchased a $6.4 million investment from I-45 SLF LLC. The Company purchased such first lien term loan at a price consistent with the fair market value of the loan at the time of the sale.

12.	SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and nine months ended December 31, 2019 and 2018 (share amounts presented in thousands).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Per Share Data:	2019	2018	2019	2018
Investment income[1]	$0.88	$0.81	$2.64	$2.27
Operating expenses[1]	(0.44)	(0.41)	(1.35)	(1.21)
Income taxes[1]	(0.04)	(0.01)	(0.09)	(0.04)
Net investment income[1]	0.40	0.39	1.20	1.02
Net realized gain[1]	2.26	0.11	2.38	1.26
Net unrealized (depreciation) appreciation on investments, net of tax[1]	(3.03)	(0.25)	(3.43)	(0.91)
Total (decrease) increase from investment operations	(0.37)	0.25	0.15	1.37
Accretive effect of share issuances and repurchases	0.11	—	0.19	—
Dividends to shareholders	(1.25)	(0.46)	(2.19)	(1.79)
Exercise of employee stock options[2]	—	—	—	(0.12)
Issuance of restricted stock[1,3]	(0.11)	(0.23)	(0.11)	(0.24)
Share based compensation expense	0.04	0.04	0.12	0.09
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.02)	(0.01)	(0.02)	(0.01)
Repurchase of common stock	—	(0.01)	—	(0.01)
Other[4]	0.04	0.01	(0.02)	0.06
Decrease in net asset value	(1.56)	(0.41)	(1.88)	(0.65)
Net asset value
Beginning of period	18.30	18.84	18.62	19.08
End of period	$16.74	$18.43	$16.74	$18.43

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[5]	2.53%	2.27%	7.43%	6.45%
Ratio of net investment income to average net assets[5]	2.22%	2.13%	6.58%	5.43%
Portfolio turnover	10.96%	4.40%	19.88%	22.04%
Total investment return[5,6]	1.19%	3.69%	9.43%	23.80%
Total return based on change in NAV[5,7]	(1.69)%	27.00%	1.93%	5.97%

Per share market value at the end of the period	$20.81	$19.22	$20.81	$19.22
Weighted-average common shares outstanding	18,100	17,120	17,803	16,541
Weighted-average fully diluted shares outstanding	18,100	17,123	17,803	16,544
Common shares outstanding at end of period	18,628	17,233	18,628	17,233

[1]	Based on weighted average of common shares outstanding for the period.

[2]	Net decrease is due to the exercise of employee stock options at prices less than beginning of period NAV.

[3]	Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

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

On November 25, 2019, the Company sold its investment in Media Recovery, Inc. Below is certain selected key financial data from its Balance Sheet at March 31, 2019 and Income Statement for the three and nine months ended December 31, 2018 (amounts in thousands).

	December 31, 2019	March 31, 2019
Current Assets	$—	$8,489
Non-Current Assets	—	23,527
Current Liabilities	—	3,089
Non-Current Liabilities	—	1,627

	Three months ended		Nine months ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Revenue	$—	$5,190	$—	$16,329
Income (loss) from continuing operations	—	443	—	1556
Net income	—	443	—	1556

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street Capital Corporation to form I-45 SLF LLC. I-45 SLF LLC began investing in UMM syndicated senior secured loans during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF LLC totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street Capital Corporation, all of which was funded as of December 31, 2019. CSWC owns 80% of I-45 SLF LLC and has a profits interest of 75.6%, while Main Street Capital Corporation owns 20% and has a profits interest of 24.4%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital Corporation.

As of December 31, 2019 and March 31, 2019, I-45 SLF LLC had total assets of $215.0 million and $246.5 million, respectively. I-45 SLF LLC had approximately $206.2 million and $237.5 million of credit investments at fair value as of December 31, 2019 and March 31, 2019, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of December 31, 2019, none of the credit investments were unsettled trades. During the three months ended December 31, 2019, I-45 SLF declared a total dividend of $2.8 million of which $2.1 million was paid to CSWC in January 2020.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. This facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. In November 2019, the I-45 credit facility was amended to extend the maturity to November 2024. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.25% per annum. Under the I-45 credit facility, $139.0 million has been drawn as of December 31, 2019.

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of December 31, 2019 and March 31, 2019 (in thousands):

I-45 SLF LLC Loan Portfolio as of December 31, 2019

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien[6]	6/30/2023	L+ 6.75% (Floor 1.00%), 4.00% PIK	$7,371	$7,264	$4,791
		First Lien - Priming Facility	3/31/2020	L+11.00% (Floor 1.00%)	1,140	1,138	1,140
ADS Tactical, Inc.	Aerospace & defense	First Lien	7/26/2023	L+6.25% (Floor 1.00%)	4,961	4,940	4,961
ALKU, LLC	Business services	First Lien	7/29/2026	L+5.50%	3,000	2,971	2,965
Allen Media, LLC	Media, marketing & entertainment	First Lien	8/30/2023	L+6.50% (Floor 1.00%)	5,423	5,306	5,288
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	6,777	6,607	4,076
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	1,443	1,428	1,427
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,562	4,547	4,276
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,777	6,756	5,914
Corel Inc.	Software & IT services	First Lien	7/2/2026	L+5.00%	5,000	4,750	4,844
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.50%	4,963	4,920	4,950
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	6,300	6,255	6,074
The Hoover Group, Inc.	Energy services (Midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	6,387	6,314	5,908
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	5,935	5,846	5,950
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000	2,974	563
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,918	2,902	2,742
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	3,316	3,266	3,266

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	5,809	5,778	5,823
Isagenix International, LLC	Consumer products & retail	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	1,981	1,965	1,424
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,880	7,827	7,880
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,766	4,731	4,736
Lab Logistics, LLC[3]	Healthcare services	First Lien	9/25/2023	L+6.50 (Floor 1.00%)	1,599	1,585	1,599
		Delayed Draw Term Loan	9/25/2023	L+6.50 (Floor 1.00%)	3,818	3,781	3,818
Lift Brands, Inc.	Consumer services	First Lien	4/16/2023	L+7.00% (Floor 1.00%), 0.5% PIK	4,813	4,772	4,510
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	2,985	2,944	2,948
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	5,969	5,932	5,909
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,563	6,526	6,079
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+7.00% (Floor 1.00%)	3,778	3,703	3,703
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%), 0.75% PIK	4,961	4,882	4,713
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,831	2,796	2,199
Nomad Buyer, Inc.	Healthcare services	First Lien	8/1/2025	L+5.00%	2,963	2,819	2,955
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,909	4,817	4,836
PaySimple, Inc.[4]	Software & IT services	First Lien	8/23/2025	L+5.50%	3,142	3,083	3,126
		Delayed Draw Term Loan	8/23/2025	L+5.50%	295	289	293
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,346	6,325	6,346
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,823	4,802	4,533

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
PT Network, LLC	Healthcare services	First Lien	11/30/2021	L+5.50%, (Floor 1.00%), 2.00% PIK	4,373	4,373	4,334
Signify Health, LLC	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,109	5,072	5,103
Tacala, LLC	Consumer products & retail	Second Lien	1/30/2026	L+7.00%	5,500	5,487	5,486
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.75% (Floor 1.00%)	6,880	6,843	6,820
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,778	4,755	4,238
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500	2,473	2,338
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,860	4,836	4,872
UniTek Global Services, Inc.	Telecommunications	First Lien	8/26/2024	L+5.50% (Floor 1.00%)	2,970	2,948	2,970
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	5,200	5,155	5,005
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	4,000	3,942	3,960
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,313	4,301	2,273
Wireless Vision Holdings, LLC[5]	Telecommunications	First Lien	9/29/2022	L+8.50% (Floor 1.00%)	7,443	7,360	7,443
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,844	4,806	4,801

Total Investments						$219,892	$206,208

[1]
Represents the interest rate as of December 31, 2019. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.

[2]
Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

[3]	The investment has approximately $0.5 million in an unfunded delayed draw commitment as of December 31, 2019.

[4]	The investment has approximately $0.7 million in an unfunded delayed draw commitment as of December 31, 2019.

[5]	The investment is structured as a first lien last out term loan and may earn interest in addition to the stated rate.

[6]	Investment is on non-accrual status as of December 31, 2019, meaning the Company has ceased to recognize interest income on the investment.

I-45 SLF LLC Loan Portfolio as of March 31, 2019

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%), 4.00% PIK	$7,375	$7,253	$6,822
		First Lien	3/31/2020	L+11.00% (Floor 1.00%)	950	940	959
Allen Media, LLC	Media, marketing & entertainment	First Lien	8/30/2023	L+6.50% (Floor 1.00%)	5,643	5,496	5,481
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,625	2,605	2,612
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	6,881	6,641	4,516
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	1,818	1,795	1,691
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,689	4,666	4,454
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,830	6,802	6,616
Chloe Ox Parent, LLC (Censeo Health)	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,148	5,105	5,148
CMN.com, LLC	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	9,431	9,347	9,431
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	8,003	7,998	7,803
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.50%	5,000	4,952	4,988
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/31/2024	L+6.50% (Floor 1.00%)	6,563	6,508	6,439
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,256	6,149	6,256
iEnergizer Limited	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	7,307	7,300	7,307
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000	2,968	2,700
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,940	2,920	2,892
Integro Parent Inc.	Business services	First Lien	10/28/2022	L+5.75% (Floor 1.00%)	4,839	4,746	4,839

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	3,847	3,813	3,857
Isagenix International, LLC	Healthcare products	First Lien	6/16/2025	L+5.75% (Floor 1.00%)	2,063	2,044	1,851
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,920	7,855	7,920
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	3,325	3,293	3,308
Lift Brands, Inc.	Consumer services	First Lien	4/16/2023	L+7.00% (Floor 1.00%)	4,950	4,898	4,742
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	6,017	5,973	6,062
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,694	6,648	6,246
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+7.00% (Floor 1.00%)	4,034	3,940	3,913
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%)	4,988	4,895	4,988
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,888	2,846	2,844
New Era Technology, Inc.[3]	Software & IT services	First Lien	6/22/2023	L+6.50% (Floor 1.00%)	4,407	4,336	4,349
		Delayed Draw Term Loan	6/22/2023	L+6.50% (Floor 1.00%)	221	222	218
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	9,312	9,298	9,277
Nomad Buyer, Inc.	Healthcare services	First Lien	8/1/2025	L+5.00%	2,985	2,821	2,907
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,947	4,830	4,857
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,394	6,370	6,171
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,860	4,833	4,763
PT Network, LLC	Healthcare services	First Lien	11/30/2021	L+5.50% (Floor 1.00%)	4,369	4,369	4,125
STL Parent Corp. (American Railcar)	Transportation & logistics	First Lien	12/5/2022	L+7.00%	3,975	3,846	3,856

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Tacala, LLC	Consumer products & retail	Second Lien	1/30/2026	L+7.00%	3,000	2,987	2,995
Teleguam Holdings , LLC	Telecommunications	Second Lien	7/25/2024	L+8.50% (Floor 1.00%)	2,000	1,970	2,013
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.75% (Floor 1.00%)	7,526	7,478	7,488
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,804	4,774	4,766
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500	2,470	2,400
The Hoover Group, Inc.	Energy services (midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	6,437	6,336	6,243
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,910	4,879	4,928
Turning Point Brands, Inc.	Consumer products & retail	Second Lien	3/7/2024	L+7.00%	3,000	2,973	3,030
UniTek Global Services, Inc.	Telecommunications	First Lien	8/20/2024	L+5.50% (Floor 1.00%)	2,985	2,960	2,958
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	6,844	6,777	6,661
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,500	4,485	4,208
Wireless Vision Holdings, LLC[4]	Telecommunications	First Lien	9/29/2022	L+8.50% (Floor 1.00%), 1.00% PIK	7,865	7,753	7,779
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,938	4,893	4,870
Total Investments						$242,061	$237,547

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

Below is certain summarized financial information for I-45 SLF LLC as of December 31, 2019 and March 31, 2019 and for the three and nine months ended December 31, 2019 and 2018 (amounts in thousands):

	December 31, 2019	March 31, 2019
Selected Balance Sheet Information:
Investments, at fair value (cost $219,892 and $242,061)	$206,208	$237,547
Cash and cash equivalents	5,489	6,406
Due from broker	38	—
Deferred financing costs and other assets	2,283	1,615
Interest receivable	979	979
Total assets	$214,997	$246,547

Senior credit facility payable	$139,000	$160,000
Payable for unsettled transactions	15	940
Other liabilities	3,039	3,606
Total liabilities	$142,054	$164,546
Members’ equity	72,943	82,001
Total liabilities and members' equity	$214,997	$246,547

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Selected Statement of Operations Information:
Total revenues	$4,910	$5,413	$15,836	$15,434
Total expenses	(1,948)	(2,216)	(6,270)	(6,346)
Net investment income	2,962	3,197	9,566	9,088
Net unrealized depreciation	(4,709)	(4,316)	(9,171)	(5,583)
Net realized gains	64	118	425	389
Net (decrease) increase in members’ equity resulting from operations	$(1,683)	$(1,001)	$820	$3,894

14.	SUBSEQUENT EVENTS

On January 22, 2020, the Company's Board of Directors declared a total dividend of $0.51 per share, comprised of a regular dividend of $0.41 and a supplemental dividend of $0.10, for the quarter ended March 31, 2020. The record date for the dividend is March 16, 2020. The payment date for the dividend is March 31, 2020.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Nine Months Ended December 31, 2019
(amounts in thousands)

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2019	Gross Additions (3)	Gross Reductions (4)		Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2019
Control Investments
I-45 SLF LLC	80% LLC equity interest	$7,467	$65,743	$—	$—		$—	$(7,449)	$58,294

Prism Spectrum Holdings, LLC	First Lien	265	13,461	7	(13,461)		226	(233)	—
	96,498.32 Class A units	—	6,539	—	(6,539)		—	—	—

Media Recovery, Inc.	800,000 shares of Series A convertible preferred stock	424	7,795	—	(7,349)		6,549	(6,995)	—
	4,000,002 shares of common stock	2,122	44,965	—	(42,394)		37,779	(40,350)	—

Total Control Investments		$10,278	$138,503	$7	$(69,743)		$44,554	$(55,027)	$58,294

Affiliate Investments
Chandler Signs, LLC	Senior subordinated debt (12.00% cash)	$421	$4,480	$25	$(4,569)		$32	$32	$—
	1,500,000 units of Class A-1 common stock	8	1,937	—	—		—	949	2,886

Dynamic Communities, LLC	Revolving Loan	3	—	1	—		—	(1)	—
	First Lien	877	10,972	31	(210)		—	(192)	10,601
	2,000,000 Preferred units	133	2,849	—	—		—	(297)	2,552

GrammaTech, Inc.	Revolving Loan	3	—	(42)	—		—	42	—
	First Lien	181	—	11,304	—		—	—	11,304
	1,000 Class A units	—	—	1,000	—	—	—	—	1,000

ITA Holdings Group, LLC	Revolving Loan	197	2,000	1,458	(3,450)		—	(8)	—
	First Lien - Term Loan	716	7,475	3,022	(666)		10	129	9,970
	First Lien - Term B Loan	441	3,829	1,500	(333)		6	63	5,065

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2019	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2019
	First Lien - PIK Note A	234	2,005	175	—	—	32	2,212
	First Lien - PIK Note B	7	79	4	—	—	4	87
	Warrants	—	1,557	—	—	—	1,205	2,762
	9.25% Class A membership interest	—	923	—	—	—	1,176	2,099

Roseland Management, LLC	Revolving Loan	13	—	5	—	—	(5)	—
	First Lien	767	10,474	23	(79)	—	(23)	10,395
	10,000 Class A Units	—	1,487	—	—	—	302	1,789

SIMR, LLC	First Lien	1,043	11,403	342	(335)	1	(387)	11,024
	9,374,510.2 Class B Common Units	—	5,724	383	—	—	(2,785)	3,322

Zenfolio Inc.	Revolving Loan	11	—	3	—	—	(3)	—
	First Lien	1,296	13,165	1,056	(500)	8	(199)	13,530
	190 shares of common stock	—	546	—	—	—	(274)	272

Total Affiliate Investments		$6,351	$80,905	$20,290	$(10,142)	$57	$(240)	$90,870
Total Control & Affiliate Investments		$16,629	$219,408	$20,297	$(79,885)	$44,611	$(55,267)	$149,164

(1)	The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.

(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories, respectively.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the nine months ended December 31, 2019 and 2018, the ratio of our annualized third quarter operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 2.68% and 2.88%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2019 and March 31, 2019, our investment portfolio at fair value represented approximately 93.2% and 95.0%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value of our investments and our valuation procedures, consistent with the 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of December 31, 2019 and March 31, 2019 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2019, we had three investments on non-accrual status, which represent approximately 3.3% of our total investment portfolio's fair value and approximately 5.0% of its cost. As of March 31, 2019, we had one investment on non-accrual status, which represents approximately 1.6% of our total investment portfolio's fair value and approximately 1.9% of its cost.

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

The total value of our investment portfolio was $558.6 million as of December 31, 2019, as compared to $524.1 million as of March 31, 2019. As of December 31, 2019, we had investments in 44 portfolio companies with an aggregate cost of $572.7 million. As of March 31, 2019, we had investments in 37 portfolio companies with an aggregate cost of $478.1 million.

As of December 31, 2019 and March 31, 2019, approximately $440.6 million, or 96.6%, and $348.2 million, or 94.7%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 90.7% and 87.8%, respectively, were subject to contractual minimum interest rates. As of December 31, 2019 and March 31, 2019, approximately $15.5 million, or 3.4%, and $19.5 million, or 5.3%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of December 31, 2019 and March 31, 2019 (excluding our investment in I-45 SLF LLC):

	As of December 31, 2019
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	32	11
Fair value	$413,503	$86,755
Cost	$404,006	$100,697
% of portfolio at cost - debt	91.2%	100.0%
% of portfolio at cost - equity	8.8%	0.0%
% of debt investments at cost secured by first lien	83.4%	85.2%
Weighted average annual effective yield (b)	11.6%	7.4%
Weighted average EBITDA (c)	$7,918	$65,212
Weighted average leverage through CSWC security (d)	3.6x	4.6x

(a)	At December 31, 2019, we had equity ownership in approximately 68.8% of our LMM investments.

(b)
The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of December 31, 2019, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of December 31, 2019, there were three investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
Weighted average EBITDA metric is calculated using investment cost basis weighting. For the quarter ended December 31, 2019, one portfolio company is excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

(d)
Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the quarter ended December 31, 2019, one portfolio company is excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of December 31, 2019 and March 31, 2019:

	As of December 31, 2019
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$49,123	10.8%
2	384,464	84.3
3	16,560	3.6
4	5,948	1.3
Total	$456,095	100.0%

	As of March 31, 2019
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$61,897	16.8%
2	284,041	77.3
3	21,789	5.9
4	—	—
Total	$367,727	100.0%

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

As of December 31, 2019, we had three debt investments on non-accrual status, which represent approximately 3.3% of our total investment portfolio's fair value and approximately 5.0% of its cost. As of March 31, 2019, we had one investment on non-accrual status, which represents approximately 1.6% of our total investment portfolio's fair value and approximately 1.9% of its cost.

Investment Activity

During the nine months ended December 31, 2019, we made new debt investments in eight portfolio companies totaling $127.0 million, follow-on debt investments in eight portfolio companies totaling $20.3 million, and equity investments in two existing and four new portfolio companies totaling $5.6 million. We also received, in connection with the sale of Media Recovery, Inc., an earnout with a current fair value of $1.5 million, which is included in financial instruments. We received contractual principal repayments totaling approximately $19.7 million and full prepayments of approximately $32.0 million from three portfolio companies. In addition, we received proceeds from sales of investments totaling $57.0 million.

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

Total portfolio investment activity for the nine months ended December 31, 2019 and 2018 was as follows (dollars in thousands):

Nine months ended December 31, 2019	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Financial Instruments	I-45 SLF, LLC	Total
Fair value, beginning of period	$317,544	$35,896	$14,287	$90,601	$—	$65,743	$524,071
New investments	147,332	—	—	5,566	1,517	—	154,415
Proceeds from sales of investments	—	—	—	(57,014)	—	—	(57,014)
Principal repayments received	(46,944)	(188)	(4,569)	—	—	—	(51,701)
PIK interest earned	954	448	12	55	—	—	1,469
Accretion of loan discounts	1,269	120	38	—	—	—	1,427
Realized gain	703	—	32	45,316	—	—	46,051
Unrealized gain (loss)	(9,950)	(704)	(185)	(41,878)	—	(7,449)	(60,166)
Fair value, end of period	$410,908	$35,572	$9,615	$42,646	$1,517	$58,294	$558,552
Weighted average yield on debt investments at end of period							11.26%
Weighted average yield on total investments at end of period							10.69%

Nine months ended December 31, 2018	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Financial Instruments	I-45 SLF, LLC	Total
Fair value, beginning of period	$197,110	$23,229	$18,783	$86,860	$—	$67,113	$393,095
New investments	157,076	21,159	—	18,853	—	—	197,088
Proceeds from sales of investments	(28,805)	—	—	(34,490)	—	—	(63,295)
Principal repayments received	(23,545)	(8,500)	(4,600)	—	—	—	(36,645)
PIK interest earned	—	50,000	35	170	—	—	255
Accretion of loan discounts	929	79	46	—	—	—	1,054
Realized gain	323	73	69	20,331	—	—	20,796
Unrealized gain (loss)	(2,783)	30	(73)	(8,786)	—	(3,996)	(15,608)
Fair value, end of period	$300,305	$36,120	$14,260	$82,938	$—	$63,117	$496,740
Weighted average yield on debt investments at end of period							11.56%
Weighted average yield on total investments at end of period							11.08%

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

Comparison of three months ended December 31, 2019 and December 31, 2018

	Three Months Ended
	December 31,		Net Change
	2019	2018	Amount	%
	(in thousands)
Total investment income	$15,984	$13,871	$2,113	15.2%
Interest expense	(4,142)	(3,347)	(795)	23.8%
Other operating expenses	(3,967)	(3,748)	(219)	5.8%
Income before taxes	7,875	6,776	1,099	16.2%
Income tax expense	761	101	660	653.5%
Net investment income	7,114	6,675	439	6.6%
Net realized gain on investments, net of tax	40,818	1,883	38,935	2,067.7%
Net unrealized (depreciation) appreciation on investments, net of tax	(54,765)	(4,238)	(50,527)	1,192.2%
Net increase in net assets from operations	$(6,833)	$4,320	$(11,153)	(258.2)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended December 31, 2019, we reported investment income of $16.0 million, a $2.1 million, or 15.2%, increase as compared to the three months ended December 31, 2018. The increase was primarily due to a $1.6 million, or 16.1%, increase in interest income from our debt investments, which was a result of a 33.5% increase in the cost basis of our debt investments from $351.2 million to $469.0 million year over year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended December 31, 2019, our total interest expense was $4.1 million, an increase of $0.8 million as compared to the total interest expense of $3.3 million for the three months ended December 31, 2018. The increase was primarily attributable to the addition of the October 2024 Notes. This increase was offset by a decrease of $7.5 million in average borrowings on our Credit Facility, as well as a decrease in the weighted average interest rate on our Credit Facility from 5.59% to 4.67% during the three months ended December 31, 2018 and during the three months ended December 31, 2019, respectively.

Salaries, General and Administrative Expenses

For the three months ended December 31, 2019, our total employee compensation expense (including both cash and share-based compensation) increased by $0.1 million, or 4.2%, as compared to the total employee compensation expense for the three months ended December 31, 2018. The increase is primarily due to an increase in share-based compensation and employee headcount. For the three months ended December 31, 2019, our total general and administrative expense was $1.2 million, an increase of $0.1 million or 9.6%, as compared to the total general and administrative expense of $1.1 million for the three months ended December 31, 2018. The increase was primarily due to an increase in employee recruiting costs in connection with the hiring of new employees.

Net Investment Income

For the three months ended December 31, 2019, income before taxes increased by $1.1 million, or 16.2%. Net investment income increased from the prior year period by $0.4 million, or 6.6%, to $7.1 million as a result of a $2.1 million increase in total investment income, offset by a $0.7 million increase in income tax expense and a $0.8 million increase in interest expense.

Increase in Net Assets from Operations

During the three months ended December 31, 2019, we recognized net realized gains totaling $40.8 million, which consisted of gains on the full repayment of one affiliate investment, partial repayments on one non-control/non-affiliate investment and one affiliate investment and the sale of one control equity investment. We elected to retain $16.5 million of net long-term capital gains and to designate the retained amount as a "deemed distribution" to our shareholders. We incurred $3.5 million of federal taxes on such retained amount on behalf of our shareholders for the three months ended December 31, 2019, which is included in net realized gain on investments.

In addition, during the three months ended December 31, 2019, we recorded net unrealized depreciation on our current portfolio of $6.3 million, the reversal of $48.3 million of net unrealized appreciation recognized in prior periods due to realized gains described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.2 million, totaling $54.8 million of net unrealized depreciation on investments. Net unrealized depreciation on our current portfolio included unrealized gains on Tinuiti Inc. of $1.3 million, Vistar Media Inc. of $2.1 million and American Nuts Operations LLC of $1.4 million, offset by unrealized losses on I-45 SLF LLC of $3.6 million, Delphi Intermediate Healthco, LLC of $3.3 million and AG Kings Holdings Inc. of $1.0 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the three months ended December 31, 2018, we recognized realized gains totaling $1.9 million, which consisted of gains on the full repayments of one control and two non-control/non-affiliate investments and the sale of one non-control/non-affiliate equity investment.

In addition, during the three months ended December 31, 2018, we recorded net depreciation on our current portfolio of $2.4 million, the reversal of $2.0 million of net unrealized appreciation recognized in prior periods due to realized gains described above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.2 million, which totaled $4.2 million of net unrealized depreciation on investments. Net unrealized depreciation on our current portfolio included unrealized losses on I-45 SLF LLC of $3.2 million, American Nuts Operations LLC of $1.3 million and Zenfolio Inc. of $1.2 million, offset by unrealized gains on Media Recovery, Inc. of $4.3 million and Dynamic Communities, LLC of $0.9 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

Comparison of nine months ended December 31, 2019 and December 31, 2018

	Nine Months Ended
	December 31,		Net Change
	2019	2018	Amount	%
	(in thousands)
Total investment income	$47,001	$37,572	$9,429	25.1%
Interest expense	(11,664)	(8,829)	(2,835)	32.1%
Other operating expenses	(12,397)	(11,170)	(1,227)	11.0%
Income before taxes	22,940	17,573	5,367	30.5%
Income tax expense	1,651	736	915	124.3%
Net investment income	21,289	16,837	4,452	26.4%
Net realized gain on investments, net of tax	42,318	20,796	21,522	103.5%
Net unrealized (depreciation) appreciation on investments, net of tax	(60,998)	(15,073)	(45,925)	304.7%
Net increase in net assets from operations	$2,609	$22,560	$(19,951)	(88.4)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the nine months ended December 31, 2019, we reported investment income of $47.0 million, a $9.4 million, or 25.1%, increase as compared to the nine months ended December 31, 2018. The increase was primarily due to a $7.3 million, or 27.2%, increase in interest income from our debt investments, which resulted from a 33.5% increase in the cost basis of our debt investments from $351.2 million to $469.0 million year over year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the nine months ended December 31, 2019, our total interest expense was $11.7 million, an increase of $2.8 million as compared to the total interest expense of $8.8 million for the nine months ended December 31, 2018. The increase was primarily attributable to an increase of $11.0 million in average borrowings on our Credit Facility and an increase of $9.3 million in average borrowings related to the December 2022 Notes outstanding during the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018, as well as the addition of the October 2024 Notes during the nine months ended December 31, 2019. The increase also included the amortization of $0.2 million of the remaining debt issuance costs associated with the ATM debt distribution agreement. This increase was offset by a decrease in the weighted average interest rate on our Credit Facility from 5.41% to 4.96% during the nine months ended December 31, 2018 and during the nine months ended December 31, 2019, respectively.

Salaries, General and Administrative Expenses

For the nine months ended December 31, 2019, our total employee compensation expense (including both cash and share-based compensation) was $8.0 million, an increase of $0.6 million or 7.1%, as compared to the total employee compensation expense of $7.4 million for the nine months ended December 31, 2018. The increase was primarily due to the incremental compensation costs related to the restricted stock award modification and an increase in headcount. For the nine months ended December 31, 2019, our total general and administrative expense was $4.4 million, an increase of $0.7 million or 18.7%, as compared to the total general and administrative expense of $3.7 million for the nine months ended December 31, 2018. The increase was primarily due to the write off of deferred offering costs of approximately $0.5 million related to our previous registration statement on Form N-2 during the quarter ended September 30, 2019 and an increase in employee recruiting costs in connection with the hiring of new employees.

Net Investment Income

For the nine months ended December 31, 2019, income before taxes increased by $5.4 million, or 30.5%. Net investment income increased from the prior year period by $4.5 million, or 26.4%, to $21.3 million as a result of a $9.4 million increase in total investment income, offset by a $0.9 million increase in income tax expense and a $2.8 million increase in interest expense.

Increase in Net Assets from Operations

During the nine months ended December 31, 2019, we recognized realized gains totaling $42.3 million, which consisted of gains on the full repayment of one non-control/non-affiliate, one affiliate investment and one control investment, partial repayments on nine non-control/non-affiliate investments and three affiliate investments and the sale of one control equity investment. We elected to retain $16.5 million of net long-term capital gains and to designate the retained amount as a "deemed distribution" to our shareholders. We incurred $3.5 million of federal taxes on such retained amount on behalf of our shareholders for the nine months ended December 31, 2019, which is included in net realized gain on investments.

In addition, during the nine months ended December 31, 2019, we recorded net unrealized depreciation on our current portfolio of $10.9 million, the reversal of $49.3 million of net unrealized appreciation recognized in prior periods due to realized gains described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.8 million, totaling $61.0 million of net unrealized depreciation on investments. Net unrealized depreciation on our current portfolio included unrealized gains on Vistar Media Inc. of $5.4 million, ITA Holdings Group, LLC of $2.6 million, and Tinuiti Inc. of $1.6 million, offset by unrealized losses on I-45 SLF LLC of $7.4 million, Delphi Intermediate Healthco, LLC of $3.9 million, SIMR, LLC of $3.2 million, AAC Holdings, Inc. of $2.5 million and AG Kings Holdings Inc. of $2.4 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the nine months ended December 31, 2018, we recognized realized gains totaling $20.8 million, which consisted of gains on the partial repayments of four non-control/non-affiliate investments, full repayments of six non-control/non-affiliate investments and the sale of one control, one affiliate and one non-control/non-affiliate investment.

In addition, during the nine months ended December 31, 2018, we recorded net unrealized appreciation on our current portfolio of $1.4 million, the reversal of $14.2 million of net unrealized appreciation recognized in prior periods due to realized gains described above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.5 million, which totaled $15.1 million of net unrealized depreciation on investments. Net unrealized depreciation on our current portfolio included unrealized losses on I-45 SLF LLC of $4.0 million, American Nuts Operations LLC of $1.6 million and Zenfolio Inc. of $1.6 million, offset by unrealized gains on Media Recovery, Inc. of $6.0 million and Dynamic Communities, LLC of $0.9 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months.

Cash Flows

For the nine months ended December 31, 2019, we experienced a net increase in cash and cash equivalents in the amount of $13.0 million. During that period, our operating activities used $24.2 million in cash, consisting primarily of new portfolio investments of $154.4 million, partially offset by $51.0 million from sales and repayments received from debt investments in portfolio companies and $56.0 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $37.2 million, consisting primarily of proceeds from the October 2024 Notes of $73.5 million, as well as the Equity ATM Program of $22.5 million, partially offset by net repayments on our Credit Facility of $17.0 million and cash dividends paid in the amount of $40.9 million. At December 31, 2019, the Company had cash and cash equivalents of approximately $23.0 million.

For the nine months ended December 31, 2018, we experienced a net increase in cash and cash equivalents in the amount of $2.9 million. During that period, our operating activities used $77.6 million in cash, consisting primarily of new portfolio investments of $197.1 million, partially offset by $65.0 million of sales and repayments received from debt investments in portfolio companies and $33.9 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $80.4 million, consisting primarily of proceeds from net borrowings under the Credit Facility of $87.0 million and proceeds from the December 2022 Notes of $18.1 million, partially offset by cash dividends paid in the amount of $34.2 million. At December 31, 2018, the Company had cash and cash equivalents of approximately $10.8 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of December 31, 2019, the Company’s asset coverage was 213%.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of December 31, 2019, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At December 31, 2019, CSWC had $124.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $1.7 million and $6.3 million, respectively, for the three and nine months ended December 31, 2019. For the three and nine months ended December 31, 2018, CSWC recognized interest expense of $2.0 million and $5.2 million, respectively. The weighted average interest rate on the Credit Facility was 4.67% and 4.96%, respectively, for the three and nine months ended December 31, 2019. For the three and nine months ended December 31, 2018, the weighted average interest rate on the Credit Facility was 5.59% and 5.41%, respectively. Average borrowings for the three and nine months ended December 31, 2019 were $106.5 million and $102.9 million, respectively. For the three and nine months ended December 31, 2018, average borrowings were $114.0 million and $91.9 million, respectively. As of December 31, 2019, CSWC was in compliance with all financial covenants under the Credit Facility.

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

During the nine months ended December 31, 2019, the Company did not sell any December 2022 Notes. The Company has no current intention of issuing additional December 2022 Notes under this ATM debt distribution agreement. Therefore, during the three months ended June 30, 2019, the Company amortized $0.2 million of the remaining debt issuance costs associated with the ATM debt distribution agreement, which is included in interest expense in the Consolidated Statement of Operations.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of December 31, 2019, the carrying amount of the December 2022 Notes was $75.7 million on an aggregate principal amount of $77.1 million at a weighted average effective yield of 5.93%. As of December 31, 2019, the fair value of the December 2022 Notes was $80.6 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million and $4.1 million, respectively, for the three and nine months ended December 31, 2019. For the three and nine months ended December 31, 2018, the Company recognized interest expense of $1.3 million and $3.5 million, respectively. Average borrowings for both the three and nine months ended December 31, 2019 were $77.1 million. For the three and nine months ended December 31, 2018, average borrowings were $77.0 million and $67.8 million, respectively.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of December 31, 2019, the Company was in compliance with all covenants of the December 2022 Notes.

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

As of December 31, 2019, the carrying amount of the October 2024 Notes was $73.4 million on an aggregate principal amount of $75.0 million at a weighted average effective yield of 5.375%. As of December 31, 2019, the fair value of the October 2024 Notes was $74.7 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.1 million and $1.2 million for the three and nine months ended December 31, 2019, respectively. Since the issuance of the October 2024 Notes, average borrowings were $73.9 million.

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

Equity Capital Activities

In January 2016, our board of directors approved a share repurchase program authorizing us to repurchase up to $10 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with Rules 10b-18 under the Exchange Act. During the nine months ended December 31, 2019, the Company did not repurchase any shares of the Company's common stock under the share repurchase program. Cumulative to date, we have repurchased a total of 46,363 shares of our common stock in the open market under the stock repurchase program, at an average price of $16.67, including commissions paid, leaving approximately $9.2 million available for additional repurchases under the program.

On March 4, 2019, the Company entered into separate equity distribution agreements with certain sales agents pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50,000,000 (the "Equity ATM Program"). During the three months ended December 31, 2019, the Company sold 623,111 shares of its common stock under the Equity ATM Program at a weighted-average price of $22.07 per share, raising $13.8 million of gross proceeds. Net proceeds were $13.5 million after commissions to the sales agents on shares sold. During the nine months ended December 31, 2019, the Company sold 1,049,932 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.90 per share, raising $23.0 million of gross proceeds. Net proceeds were $22.5 million after commissions to the sales agents on shares sold. Cumulative to date, the Company has sold 1,313,588 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.81, raising $28.7 million of gross proceeds. Net proceeds were $28.1 million after commissions to the sales agents on shares sold.

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

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of December 31, 2019.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$580	$264	$316	$—	$—
Credit Facility (1)	147,317	5,885	11,739	129,693	—
December 2022 Notes (2)	90,905	4,666	86,239	0	—
October 2024 Notes (2)	95,503	4,143	8,174	83,186	—
	$334,305	$14,958	$106,468	$212,879	$—

(1)	Amounts include interest payments calculated at an average rate of 4.67% of outstanding credit facility borrowings, which were $124.0 million as of December 31, 2019.

(2)	Includes interest payments.

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

At December 31, 2019 and March 31, 2019, we had a total of approximately $20.4 million and $17.7 million, respectively, in currently unfunded commitments (as discussed in Note 10 to the Consolidated Financial Statements). Included within the total unfunded commitments as of December 31, 2019 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2019, we had $3.4 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2020. As of December 31, 2019, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these commitments. As of December 31, 2019, the Company had cash and cash equivalents of $23.0 million and $167.6 million in available borrowings under the Credit Facility.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. However, the interest rates on our December 2022 and October 2024 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2019, we were not a party to any hedging arrangements.

As of December 31, 2019, approximately 96.6% of our debt investment portfolio (at fair value) bore interest at floating rates, 90.7% of which were subject to contractual minimum interest rates. A hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $3.5 million, or $0.19 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could decrease our net investment income by a maximum of $1.9 million, or $0.11 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.50%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of December 31, 2019.

During the three months ended December 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 25, 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $10 million of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Securities Exchange Act of 1934. On March 1, 2016, we entered into a share repurchase agreement, which became effective immediately and shall terminate on the earliest of: (1) the date on which a total of $10 million worth of common shares have been purchased under the share repurchase program; (2) the date on which the terms set forth in the purchase instructions have been met; or (3) the date that is one trading day after the date on which insider notifies broker in writing that this share repurchase agreement shall terminate. During the nine months ended December 31, 2019, the Company did not repurchase any shares under the share repurchase program. As of December 31, 2019, the Company has approximately $9.2 million available for additional repurchases under the share repurchase program.

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

CAPITAL SOUTHWEST CORPORATION

February 4, 2020	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

February 4, 2020	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer