Form 10-K
period 2020-03-31
CAPITAL SOUTHWEST CORP
filed 2020-06-02
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020
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

The number of shares of common stock, $0.25 par value per share, outstanding as of May 29, 2020 was 17,998,098.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s Annual Meeting of Shareholders to be held July 22, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the timing, form and amount of any dividend distributions; and
•uncertainties associated with the impact from the COVID-19 pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business.

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

We also have a direct wholly-owned subsidiary that has elected to be a taxable entity (the “Taxable Subsidiary”). The primary purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still allow us to satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary is taxed at normal corporate tax rates based on its taxable income.

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

The following diagram depicts our organizational structure:

Employees

As of March 31, 2020, we had twenty-two employees, each of whom was employed by our management company, CSMC.  These employees include our corporate officers, investment and portfolio management professionals and administrative staff. All of our employees are located in our principal executive offices in Dallas, Texas.

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

OVERVIEW OF OUR BUSINESS

We are an internally managed closed-end, non-diversified investment company that has elected to be regulated as a BDC under the 1940 Act. We specialize in providing customized debt and equity financing to lower middle market, or LMM, companies and debt capital to upper middle market, or UMM, companies in a broad range of investment segments located primarily in the United States. Our investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments.  Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior debt securities, secured by security interests in portfolio company assets. We also invest in equity interests in our portfolio companies alongside our debt securities.

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We primarily target senior debt and equity investments in LMM companies, as well as first and second lien syndicated loans in UMM companies. Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $15.0 million, and our LMM investments generally range in size from $5.0 million to $25.0 million. Our UMM investments generally include syndicated first and second lien loans in companies with EBITDA generally greater than $50.0 million, and our UMM investments typically range in size from $5.0 million to $15.0 million.

We seek to fill the financing gap for LMM companies, which historically have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participation. Our ability to invest across a LMM company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options. Providing customized financing solutions is important to LMM companies. We generally seek to partner directly with financial sponsors, entrepreneurs, management teams and business owners in making our investments. Our LMM debt investments typically include senior loans with a first lien on the assets of the portfolio company. Our LMM debt investments typically have a term of between five and seven years from the original investment date. We also often seek to invest in the equity securities of our LMM portfolio companies.

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

Recent Developments

On April 22, 2020, the Board of Directors declared a total dividend of $0.51 per share, comprised of a regular dividend of $0.41 and a supplemental dividend of $0.10, for the quarter ended June 30, 2020. The record date for the dividend is June 15, 2020. The payment date for the dividend is June 30, 2020.

On May 28, 2020, the Board of Directors declared a total dividend of $0.51 per share, comprised of a regular dividend of $0.41 and a supplemental dividend of $0.10, for the quarter ended September 30, 2020. The record date for the dividend is September 15, 2020. The payment date for the dividend is September 30, 2020.

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

•
Providing Customized Financing Solutions.  We offer a variety of financing structures and have the flexibility to structure our investments to meet the needs of our portfolio companies. We primarily invest in senior debt securities coupled with equity interests. We believe our ability to customize financing structures makes us an attractive partner to middle market companies.

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

We have an investment committee that is responsible for all aspects of our investment process relating to investments made by us.  The current members of the investment committee are Bowen Diehl, Chief Executive Officer, Michael Sarner, Chief

Financial Officer, Douglas Kelley, Managing Director, Josh Weinstein, Managing Director, and William Thomas, member of the Board of Directors.

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

•
Due Diligence:  Due diligence is performed under the direction of our senior investment professionals, and involves our entire investment team as well as certain external resources, who together perform due diligence to understand the relationships among the prospective portfolio company’s business plan, operations, financial performance, and legal risks.  On our directly originated transactions, our due diligence will often include (1) conducting site visits with management and key personnel; (2) performing a detailed review of historical and projected financial statements, often with a third-party accounting firm, to evaluate the target company’s normalized cash flow; (3) creating our own detailed modeling projections, including a downside case which attempts to project how the business would perform in a recession based on past operating history of either the company or the industry; (4) interviewing key customers and suppliers; (5) evaluating company management, including a formal background check; (6) reviewing material contracts; (7) conducting an industry, market and strategy analysis; and (8) obtaining a review by legal, environmental or other consultants.  In instances where a financial sponsor is investing in the equity in a transaction, we will leverage work done by the financial sponsor for purposes of our due diligence.  In syndicated loan transactions, our due diligence may exclude direct customer and supplier interviews, and will consist of a detailed review of reports from the financial sponsor or syndication agent for industry and market analysis, and legal and environmental diligence.

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

Determinations in Connection with our Offerings

In connection with each offering of shares of our common stock, our Board of Directors or an authorized committee thereof is required by the 1940 Act to make the determination of whether we are selling shares of our common stock at a price below our then current NAV at the time at which the sale is made. Our Board of Directors or an authorized committee thereof considers the following factors, among others, in making such determination:

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

LEVERAGE

We borrow funds to make investments, a practice known as “leverage,” in an attempt to increase returns to our shareholders. Effective April 25, 2019, we are allowed to borrow amounts such that our asset coverage, as calculated in accordance with the 1940 Act, equals at least 150% after such borrowing. Additionally, the Board of Directors approved a resolution which limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. The amount of leverage that we employ at any particular time will depend on management’s and our Board of Directors’ assessments of portfolio mix, prevailing market advance rates and other market factors at the time of any proposed borrowing. See “Risk Factors – Risks Related to Our Business and Structure – Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.”

We intend to continue borrowing under the Credit Facility in the future and we may increase the size of the Credit Facility, add additional credit facilities or otherwise issue additional debt securities or other evidences of indebtedness in the future, although there can be no assurance that we will be able to do so.

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Liquidity and Capital Resources" as well as Note 5 to our consolidated financial statements for the year ended March 31, 2020 for information regarding the Credit Facility, the issuance of the December 2022 Notes and the issuance of the October 2024 Notes.

BROKERAGE ALLOCATION AND OTHER PRACTICES

Since we generally acquire and dispose of our investments in privately negotiated transactions, we infrequently use brokers in the normal course of our business. Our investment team is primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. We did not pay any brokerage commissions during the three years ended March 31, 2020.

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

As a RIC, so long as we meet certain minimum distribution, source of income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income. We intend to distribute to our shareholders substantially all of our income. We may, however, make deemed distributions to our shareholders of any retained net long-term capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for tax years 2018 and 2017 and intend to meet the minimum distribution requirements for tax year 2019. We continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

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

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law and, among other things, instructs the SEC to issue rules or amendments to rules allowing BDCs to use the same registration, offering and communication processes that are available to operating companies. The rules and amendments specified by the SBCAA became self-implementing on March 24, 2019. On April 8, 2020, the SEC adopted rules and amendments to implement certain provisions of the SBCAA (the “Final Rules”) that, among other things, modify the registration, offering, and communication processes available to BDCs relating to: (i) the shelf offering process to permit the use of short-form registration statements on Form N-2 and incorporation by reference; (ii) the ability to qualify for Well-Known Seasoned Issuer status; (iii) the immediate or automatic effectiveness of certain filings made in connection with continuous public offerings; and (iv) communication processes and prospectus delivery. In addition, the SEC adopted rules that will require BDCs to comply with certain structured data and inline XBRL requirements. The Final Rules will generally become effective on August 1, 2020, except that a BDC eligible to file short-form registration statements on Form N-2, like the Company, must comply with the Inline XBRL structure data requirements for its financial statements, registration statement cover page, and certain prospectus information by August 1, 2022.

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

As of March 31, 2020, we had $154.0 million, $77.1 million and 75.0 million in total aggregate principal amount of debt outstanding under our Credit Facility, December 2022 Notes and October 2024 Notes, respectively. As of March 31, 2020, our asset coverage was 189%.

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

Common Stock

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in our best interests and that of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2020 annual meeting of shareholders. See "Risk Factors - Risks Relating to Our Business and Structure - Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital."

Code of Ethics and Code of Conduct

We adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions.  Personnel subject to the code may invest in securities for their personal investment accounts including securities that may be purchased or held by us, so long as those investments are made in accordance with the code’s requirements. We have also adopted a code of conduct that applies to our Chief Executive Officer, Chief Financial Officer (or persons performing similar functions), our Board, and all other employees. This code sets forth policies that these executives and employees must follow when performing their duties. The code of ethics and code of conduct are available on the Company website at www.capitalsouthwest.com/governance.

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

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each shareholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of shareholders are treated as taxable dividends. The IRS has issued a revenue procedure indicating that this rule will apply where the total amount of cash to be distributed is not less than 20% of the total distribution (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020). Under this revenue procedure, if too many shareholders elect to receive their distributions in cash, each such shareholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable shareholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the year ended March 31, 2020, or to our net deferred tax assets as of March 31, 2020.

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

In addition to regulatory limitations on our ability to raise capital, our current debt obligations contain various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facility thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our investments. As of March 31, 2020, the Credit Facility provides us with a revolving credit line of up to $325.0 million of which $154.0 million was drawn.

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

Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the credit facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our shareholders.

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

As of March 31, 2020, we had $154.0 million debt outstanding out of $325 million of total commitments under our Credit Facility. Borrowings under the Credit Facility bear interest, on a per annum basis at a rate equal to the applicable LIBOR rate plus 2.50%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Credit Facility is secured by substantially all of our assets. If we are unable to meet the financial obligations under the Credit Facility, the lenders under the Credit Facility may exercise its remedies under the Credit Facility as the result of a default by us. On April 16, 2018 and May 11, 2018, CSWC entered into Incremental Assumption Agreements, which increased the total commitments under the Credit Facility by $20 million and $10 million, respectively. The increases were executed under the accordion feature of the Credit Facility and increased total commitments from $180 million to $210 million. On December 21, 2018, CSWC entered into the Amended and Restated Senior Secured Revolving Credit Agreement (the "Credit Agreement"), and a related Amended and Restated Guarantee, Pledge and Security Agreement, to amend and restate its Credit Facility. The Credit Agreement (1) increased the total commitments by $60 million from $210 million to an aggregate total of $270 million, provided by a diversified group of nine lenders, (2) increased the Credit Facility's accordion feature to $350 million under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments, (3) reduced the interest rate on borrowings from LIBOR plus 3.00% to LIBOR plus 2.50%, subject to certain conditions as outlined in the Credit Agreement, (4) reduced the minimum asset coverage with respect to senior securities representing indebtedness from 200% to 150% after the date on which such minimum asset coverage is permitted to be reduced by the Company under applicable law, subject to certain conditions as outlined in the Credit Agreement, and (5) extended the Credit Facility's revolving period from November 16, 2020 to December 21, 2022 and the final maturity was extended from November 16, 2021 to December 21, 2023. On March 19, 2020, CSWC entered into an Incremental Assumption Agreement, which increased the total commitments under the Credit Facility by $30 million, which increased total commitments from $295 million to $325 million.

As of March 31, 2020, the carrying amount of the December 2022 Notes was $75.8 million. The December 2022 Notes mature on December 15, 2022 and may be redeemed in whole or in part at any time, or from time to time, at our option on or after December 15, 2019. The December 2022 Notes bear interest at a rate of 5.95% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The December 2022 Notes are an unsecured obligation, rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of March 31, 2020, the carrying amount of the October 2024 Notes was $73.5 million. The October 2024 Notes mature on October 1, 2024 and may be redeemed in whole or in part at any time prior to July 1, 2024, at par plus a “make-whole” premium, and thereafter at par. The October 2024 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2020. The October 2024 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

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
Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common shareholder(2)	(27.23)%	(16.19)%	(5.74)%	5.00%	15.74%

(1)
Assumes $585.0 million in total assets, $306.1 million in debt principal outstanding, $272.2 million in net assets and a weighted-average interest rate of 4.82% on our senior securities based on our financial data available on March 31, 2020. Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2020 total assets of at least 2.67%.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

As of March 31, 2020, 88.1% of our total assets consist of qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if those investments are not qualifying assets for purposes of the 1940 Act. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies or we could be required to dispose of investments at inappropriate times to comply with the 1940 Act (which could result in the dilution of our position).

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

We will become subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a regulated investment company under Subchapter M of the Code or satisfy regulated investment company distribution requirements.

We have elected, and intend to qualify annually thereafter, to be treated as a RIC under Subchapter M of the Code. No assurance can be given that we will be able to maintain our qualification as a RIC. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•
The annual distribution requirement for a RIC is satisfied if we timely distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized short-term capital gains in excess of realized net long-term capital losses.  Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

•
The source of income requirement is satisfied if we obtain at least 90% of our gross income for each taxable year from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test.

•
The asset diversification requirement is satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year.  To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”).  In addition, no more than 25% of the value of our assets can be invested in the securities, other than U.S Government securities or securities of other RICs, (1) of one issuer (2) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (3) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

Failure to meet these requirements may result in us having to dispose of certain unqualified investments quickly in order to prevent the loss of RIC tax treatment. If we fail to maintain RIC tax treatment for any reason and are subject to corporate-level U.S. federal income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.  In addition, to the extent we had unrealized gains, we would have to establish deferred tax liabilities for taxes, which would reduce our NAV accordingly. In addition, our shareholders would lose the tax credit realized when we, as a RIC, decide to retain the net realized capital gain and make deemed distributions of net realized capital gains, and pay taxes on behalf of our shareholders at the end of the tax year.  The loss of this pass-through tax treatment could have a material adverse effect on the total return of an investment in our common stock.

Even if the Company qualifies as a regulated investment company, it may face tax liabilities that reduce its cash flow.

Even if we qualify for taxation as a RIC under the Code, we may be subject to certain U.S. federal, state and local taxes on our income and assets. In addition, we may hold some of our assets through our Taxable Subsidiary, which is not consolidated for U.S. federal income tax purposes, or any other taxable subsidiary we may form. Any taxes paid by our subsidiary corporations would decrease the cash available for distribution to our shareholders.

A substantial portion of our portfolio investments are not publicly traded. As a result, the fair value of these investments may not be readily determinable and will be recorded at fair value as determined in good faith and under the direction of our Board of Directors. As a result, there may be uncertainty as to the value of our portfolio investments.

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

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability.  The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of coronavirus (“COVID-19”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

For example, between 2008 and 2009, the U.S. and global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions.  Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our shareholders and our independent directors. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. If the current market conditions, similar to those experienced from 2008 through 2009, continue for any substantial length of time, it could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.  The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in a rising interest rate environment.  If any of these conditions appear, they may have an adverse effect on our business, financial condition, and results of operations.  These events could limit our investment originations, limit our ability to increase returns to equity holders through the effective use of leverage, and negatively impact our operating results.

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

Government authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity.

We also faced an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. The recent outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization. In response, governmental authorities have imposed restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions, including, beginning in March 2020, in the United States. COVID-19 and the resulting economic dislocations have had adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel restrictions, business closures and other quarantine measures on service providers and other individuals that remain in effect on the date of this Annual Report on Form 10-K. COVID-19 has caused the effective cessation of all business activity deemed non-essential by such governmental authorities. We cannot predict the full impact of COVID-19, including the duration of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

Global economic, political, regulatory and financial conditions, including uncertainty about the financial stability of the United States, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions and the potential trade war with China have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, and market volatility and loss of investor confidence driven by political events. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Additionally, the U.S. government's credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

The Republican Party currently controls the executive branch and the Senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Significant developments stemming from the United Kingdom’s referendum on membership in the European Union could have a material adverse effect on us.

In June 2016, the United Kingdom held a referendum in which a majority of voters voted in favor of Brexit, and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. The United Kingdom formally left the European Union on January 31, 2020 and immediately entered a transition period set to expire on December 31, 2020. Brexit has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and credit markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. Any of these effects of Brexit, and others we cannot anticipate, could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial performance.

Changes in the laws or regulations governing our business or the operations of our portfolio companies, changes in the interpretations thereof of newly enacted laws or regulations, and any failure by us to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively affect the profitability of the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Any change in the laws or regulations, the interpretations of the laws and regulations, or newly enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

We operate in a highly competitive market for investment opportunities.

We compete for attractive investment opportunities with other financial institutions, including BDCs, junior capital lenders, and banks.  Some of these competitors are substantially larger and have greater financial, technical and marketing resources, and some are subject to different, and frequently less stringent, regulations.  Our competitors may have a lower cost of funds and may have access to funding sources that are not available to us.  Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and the Code imposes on us as a RIC.  As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and there can be no assurance that we will be able to identify and make investments that satisfy our objectives.  A significant increase in the number and/or size of our competitors in our target market could force us to accept less attractive investment terms, which may impact our return on these investments.  We cannot assure you that the competitive pressures we face will not have a materially adverse effect on our business, financial condition and results of operation.

Adverse market and economic conditions could cause harm to our operating results.

Past economic downturns or recessions have had a significant negative impact on the operating performance and fair value of many middle market companies. Many of our portfolio companies could be adversely impacted again by any future economic downturn or recession and may be unable to be sold at a price that would allow us to recover our investment, or may be unable to operate during a recession. See “The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.” Such portfolio company performance could have a material adverse effect on our business, financial condition and results of operations.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. We may issue debt securities, preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

•
Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% immediately after each issuance of senior securities. In accordance with the 1940 Act, on April 25, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%, effective April 25, 2019. The Board also approved a resolution which limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account such issuance, would not be less than 166%, at any time after the effective date. If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we will be prohibited from issuing debt securities and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to shareholders or repurchase shares until such time as we satisfy this test.

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

Additional Common Stock. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2020 annual meeting of shareholders. However, in the event we change our position, we will seek requisite approval of our shareholders. See “-Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to convert to shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below NAV provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2020 annual meeting of shareholders. However, in the event we change our position, we will seek the requisite approval of our shareholders.
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

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Congress passed tax reform legislation in December 2017, which the President signed into law. This legislation made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	Sudden electrical or telecommunications outages;

•	Natural disasters such as earthquakes, tornadoes and hurricanes;

•	Disease pandemics (including the COVID-19 outbreak);

•	Events arising from local or larger scale political or social matters, including terrorist acts; and

•	Cyber-attacks.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.

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

RISKS RELATED TO OUR INVESTMENTS

Our investments in portfolio companies involve a number of significant risks.

We primarily invest in privately held U.S. middle-market companies. Investments in privately held middle-market companies involve a number of significant risks, including the following:

•
These companies are more likely to depend on the management talents and efforts of a small group of key employees.  Therefore, the death, disability, resignation, termination, or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

•
These companies may have unpredictable operating results, could become parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

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

•
These companies may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentration than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns.

•
These companies may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments.

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

Even though we may have structured our investments as secured debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing our subordinated claim to the bankruptcy estate. The principles of equitable subordination based on case law generally provide that a claim may be subordinated only if its holder is guilty of misconduct or where the secured debt is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

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

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (‘‘BBA’’) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the United States, the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. In addition, on March 25, 2020, the U.K. Financial Conduct Authority stated that, although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the U.K. Financial Conduct Authority will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

The Company intends to monitor the developments with respect to the scheduled phasing out of LIBOR after 2021 and work with its portfolio companies and lenders to ensure such transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

As of March 31, 2020, approximately 96.8% of our debt investment portfolio (at fair value) bore interest rates indexed upon LIBOR. Additionally, our Credit Facility accrues interest at the applicable LIBOR rate plus 2.50%, subject to certain conditions as outlined in the Credit Agreement. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Any such renegotiated agreements or methodology of the new standard may not be as favorable to us as the current agreements and LIBOR, which may adversely affect our results of operations.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to BDCs or RICs;

•	failure to qualify for RIC tax treatment;

•	our origination activity, including the pace of, and competition for, new investment opportunities;

•	changes or perceived changes in earnings or variations of operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	potential future sales of common stock or debt securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	departure of our key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors, such as the COVID-19 pandemic; and

•	loss of a major funding source.

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

The December 2022 Notes and the October 2024 Notes will be unsecured and therefore will be effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Credit Facility.

The December 2022 Notes and the October 2024 Notes (collectively, the “Notes”) will not be secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Notes will be effectively subordinated to any existing and future secured indebtedness we or our subsidiaries have outstanding as of the date of this prospectus supplement (including our Credit Facility) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of March 31, 2020, we had $154.0 million in outstanding indebtedness under our Credit Facility, which is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100.0% of the equity interests in the Company’s wholly-owned subsidiaries.

The indenture under which the December 2022 Notes and the October 2024 Notes were issued contain limited protection for holders of the December 2022 Notes and the October 2024 Notes.

The indenture under which the Notes were issued offer limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes will not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, except that we have agreed that, for the period of time during which the Notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a)(2) of the 1940 Act or any successor provisions and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act were currently applicable to us in connection with this offering, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture governing the October 2024 Notes will require us to make an offer to purchase the October 2024 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures sooner than the Notes), and take a number of other actions that are not limited by the terms of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the December 2022 Notes and the October 2024 Notes or negatively affecting the market value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the Notes.

We may not be able to repurchase the October 2024 Notes upon a Change of Control Repurchase Event.

Upon a Change of Control Repurchase Event, holders of the October 2024 Notes may require us to repurchase for cash some or all of the October 2024 Notes at a repurchase price equal to 100% of the aggregate principal amount of the October 2024 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. We may not be able to repurchase the October 2024 Notes upon a Change of Control Repurchase Event because we may not have sufficient funds. Before making any such repurchase of the October 2024 Notes, we would also have to comply with certain requirements under our Credit Facility, to the extent such requirements remain in effect at such time, or otherwise obtain consent from the lenders under our Credit Facility. The terms of our Credit Facility also provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. In addition, the occurrence of a Change of Control Repurchase Event enabling the holders of the October 2024 Notes to require the mandatory purchase of the October 2024 Notes would likely constitute an event of default under our Credit Facility, entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. Our and our subsidiaries' future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered October 2024 Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the October 2024 Notes and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the October 2024 Notes exercise their right to require us to repurchase the October 2024 Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

The trading market or market value of our publicly issued debt securities may be volatile.

The trading market for the Notes may from time to time be significantly affected by numerous factors, including:

•	Creditworthiness;

•	Terms, including, but not limited to, maturity, principal amount, redemption, and repayment of convertible features;

•	Market and economic conditions; and

•	Demand for our debt securities.

In addition, credit rating assessments by third parties regarding our ability to pay our obligations will generally affect the market value of our debt securities.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under our Credit Facility, the indenture governing the December 2022 Notes or the October 2024 Notes, or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility, the December 2022 Notes, and the October 2024 Notes), we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes, our other debt, and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including the Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the lenders under the Credit Facility, the holders of the Notes, or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt. If we breach our covenants under the Credit Facility, the Notes, or any of our other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders thereof. If this occurs, we would be in default under the Credit Facility, the Notes, or other debt, the lenders or holders could exercise rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

Terms relating to redemption may materially adversely affect the return on our debt securities.

The December 2022 Notes are redeemable, in whole or in part, at our option on or after December 15, 2019. The October 2024 Notes are redeemable, in whole or in part, at any time at our option prior to July 1, 2024, at par plus a "make-whole" premium, and thereafter at par. We may choose to redeem the December 2022 Notes or the October 2024 Notes at times when prevailing interest rates are lower than the interest rate paid on the December 2022 Notes or the October 2024 Notes. In addition, if the December 2022 Notes are subject to mandatory redemption, we may be required to redeem the December 2022 Notes at times when prevailing interest rates are lower than the interest rate paid on the December 2022 Notes. In this circumstance, a holder of the December 2022 Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the December 2022 Notes being redeemed.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We do not own any real estate or other physical properties.  We maintain our offices at 5400 Lyndon B. Johnson Freeway, Suite 1300, Dallas, Texas 75240, where we lease approximately 9,261 square feet of office space pursuant to a lease agreement expiring in February 2022. We believe that our offices are adequate to meet our current and expected future needs.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

SENIOR SECURITIES
Information about our senior securities is shown in the following table for the years ended March 31, 2020, 2019, 2018 and 2017. The Company did not have any senior securities outstanding prior to the year ended March 31, 2017. The report of RSM US LLP, our independent registered public accountants for the fiscal years ended March 31, 2020, 2019 and 2018, on the senior securities table as of March 31, 2020, 2019 and 2018, is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
	(dollars in thousands)
Credit Facility
2020	$154,000	1.89	—	N/A
2019	141,000	2.49	—	N/A
2018	40,000	4.16	—	N/A
2017	25,000	12.40	—	N/A
December 2022 Notes
2020	$77,136	1.89	—	$22.01
2019	77,136	2.49	—	25.50
2018	57,500	4.16	—	25.40
2017	—	—	—	—
October 2024 Notes
2020	$75,000	1.89	—	N/A
2019	—	—	—	N/A
2018	—	—	—	N/A
2017	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

(2)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “-” indicates information which the SEC expressly does not required to be disclosed for certain types of senior securities.

(4)	Average market value per unit for our Credit Facility and October 2024 Notes is not applicable because these are not registered for public trading.

PRICE RANGE OF COMMON STOCK AND HOLDERS

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CSWC.”

The following table sets forth, for each fiscal quarter within the two most recent fiscal years, the range of high and low selling prices of our common stock as reported on the Nasdaq Global Select Market, as applicable, and the sales price as a percentage of the NAV per share of our common stock.

		Price Range
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)
Year ending March 31, 2020
Fourth Quarter	$15.13	$21.71	$7.39	43.49%	(51.16)%
Third Quarter	16.74	22.56	20.60	34.77	23.06
Second Quarter	18.30	22.90	20.57	25.14	12.40
First Quarter	18.58	22.49	20.86	21.04	12.27
Year ending March 31, 2019
Fourth Quarter	$18.62	$22.60	$19.06	21.37%	2.36%
Third Quarter	18.43	24.18	17.22	31.20	(6.57)
Second Quarter	18.84	19.80	18.00	5.10	(4.46)
First Quarter	18.87	19.38	16.53	2.70	(12.4)

(1)
NAV per share, is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low share price divided by NAV and subtracting 1.

Our common stock is traded on The Nasdaq Global Select Market under the symbol “CSWC.”  On May 29, 2020, there were approximately 387 holders of record of our common stock, which did not include shareholders for whom shares are held in "nominee" or "street name."

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

The payment dates and amounts of cash dividends per share for the past three fiscal years are as follows:

Payment Date	Cash Dividend
Fiscal Year 2020
June 28, 2019[1]	$0.49
September 30, 2019[1]	0.50
December 31, 2019[2]	1.25
March 31, 2020[1]	0.51
$2.75

Fiscal Year 2019
July 2, 2018[3]	$0.89
September 28, 2018[1]	0.44
December 31, 2018[1]	0.46
March 29, 2019[1]	0.48
$2.27

Fiscal Year 2018
July 3, 2017	$0.21
October 2, 2017	0.24
January 2, 2018	0.26
April 2, 2018	0.28
$0.99

[1]	On each of these dates, the cash dividend paid included a supplemental dividend of $0.10 per share.

[2]	On December 31, 2019, CSWC paid a regular dividend of $0.40 per share, a supplemental dividend of $0.10 per share and a special dividend of $0.75 per share.

[3]	On July 2, 2018, CSWC paid a regular dividend of $0.29 per share and a supplemental dividend of $0.60 per share.

On April 22, 2020, the Company’s Board of Directors declared a total dividend of $0.51 per share, comprised of a regular dividend of $0.41 and a supplemental dividend of $0.10, for the quarter ended June 30, 2020.  The record date for the dividend is June 15, 2020. The payment date for the dividend is June 30, 2020.

On May 28, 2020, the Board of Directors declared a total dividend of $0.51 per share, comprised of a regular dividend of $0.41 and a supplemental dividend of $0.10, for the quarter ended September 30, 2020. The record date for the dividend is September 15, 2020. The payment date for the dividend is September 30, 2020.

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

We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our shareholders of any retained net capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business —Material U.S. Federal Income Tax Considerations” included in Item 1 of Part I of this Annual Report for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our shareholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. Our ability to make distributions in the future may be limited by our Credit Facility, the indenture and related supplements governing our December 2022 Notes and our October 2024 Notes and the 1940 Act. For a more detailed discussion, see “Business — Election to be Regulated as a Business Development Company – Regulation as a Business Development Company,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 5” to our consolidated financial statements included in this Annual Report on Form 10K.

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

The following table provides information for the year ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2019 (1)	2,258	$21.87	—	$—
May 1 through May 31, 2019	—	—	—	—
June 1 through June 30, 2019	—	—	—	—
July 1 through July 31, 2019	—	—	—	—
August 1 through August 31, 2019	—	—	—	—
September 1 through September 30, 2019	—	—	—	—
October 1 through October 31, 2019	—	—	—	—
November 1 through November 30, 2019 (1)	17,570	20.93	—	—
December 1 through December 31, 2019	—	—	—	—
January 1 through January 31, 2020 (1)	37	21.19	—	—
February 1 through February 29, 2020	—	—	—	—
March 1 through March 31, 2020	794,180	11.57	794,180	42,715
Total	814,045	$11.80	794,180	$42,715

(1)	Represents shares of common stock withheld upon vesting of restricted stock to cover withholding tax obligations.

(2)
On January 25, 2016, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10 million. The repurchase program will be in effect until the approved dollar amount has been used to repurchase shares or the Board amends or discontinues the plan at any time.

Performance Graph

The following graph compares our cumulative total shareholder return during the last five years (based on the market price of our common stock and assuming reinvestment of all dividends, prior to any tax effect) with the Nasdaq Composite Total Return Index, the Russell 2000 Total Return Index and the KBW Regional Bank Total Return Index, as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph assumes initial investment of $100 on March 31, 2015 and reinvestment of dividends. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. The value of the CSWI shares distributed in the Share Distribution is reflected in the cumulative total return as a reinvested dividend.

The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be "soliciting material" or to be filed with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Item 6.     Selected Financial Data

The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended March 31, 2016 through 2020.  This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.

Selected Consolidated Financial Data
(In thousands except per share data)

	Year ended March 31,
	2020	2019	2018	2017	2016
Income statement data:
Investment income:
Interest and dividends	$59,361	$50,192	$34,233	$22,324	$8,033
Interest income from cash and cash equivalents	73	36	21	166	386
Fees and other income	2,605	1,653	872	984	741
Total investment income	62,039	51,881	35,126	23,474	9,160
Operating expenses:
Compensation-related expenses	10,163	9,986	9,238	8,217	9,515
Interest expense	15,836	12,178	4,875	989	—
General, administrative and other	5,746	4,959	4,585	4,601	11,610
Total operating expenses	31,745	27,123	18,698	13,807	21,125
Income (loss) before income taxes	30,294	24,758	16,428	9,667	(11,965)
Income tax expense (benefit)	2,062	1,048	195	1,779	(1,278)
Net investment income (loss)	28,232	23,710	16,233	7,888	(10,687)
Net realized gains (losses):
Non-control/Non-affiliate investments	1,335	2,124	1,492	3,992	(9,575)
Affiliate investments	57	77	90	3,876	(1,458)
Control investments	44,300	18,653	—	28	231
Taxes on deemed distribution of long-term capital gains	(3,461)	—	—	—	—
Net realized gains (losses) on investments	42,231	20,854	1,582	7,896	(10,802)
Net unrealized appreciation (depreciation) on investments	(92,814)	(11,506)	21,492	7,690	16,089
Net realized and unrealized (losses) gains on investments	(50,583)	9,348	23,074	15,586	5,287
Net increase (decrease) in net assets resulting from operations	$(22,351)	$33,058	$39,307	$23,474	$(5,400)
Pre-tax net investment income (loss) per share - basic and diluted	$1.68	$1.48	$1.02	$0.61	$(0.76)
Net investment income (loss) per share - basic and diluted	$1.57	$1.42	$1.01	$0.50	$(0.68)
Net realized earnings per share - basic and diluted[1]	$3.91	$2.66	$1.11	$1.00	$(1.37)
Net increase (decrease) in net assets from operations - basic and diluted	$(1.24)	$1.98	$2.45	$1.48	$(0.35)
Net asset value per common share	$15.13	$18.62	$19.08	$17.80	$17.34
Total dividends/distributions declared per common share	$2.75	$2.27	$0.99	$0.79	$0.14
Weighted average number of shares outstanding – basic	18,000	16,727	16,074	15,825	15,636
Weighted average number of shares outstanding – diluted	18,000	16,734	16,139	15,877	15,724

[1]
“Net realized earnings per share – basic and diluted” is calculated as the sum of “Net investment income (loss)” and “Net realized gain (loss) on investments” divided by weighted average shares outstanding – basic and diluted.

	Year ended March 31,
	2020	2019	2018	2017	2016
Balance sheet data:
Assets:
Investments at fair value	$553,072	$524,071	$393,095	$286,880	$178,436
Cash and cash equivalents	13,744	9,924	7,907	22,386	95,969
Interest, escrow and other receivables	12,230	11,049	5,894	4,308	6,405
Deferred tax asset	1,402	1,807	2,050	2,017	2,342
Other assets	4,511	4,992	8,544	10,161	1,341
Total assets	$584,959	$551,843	$417,490	$325,752	$284,493
Liabilities:
December 2022 Notes	$75,812	$75,099	$55,305	$—	$—
October 2024 Notes	73,484	—	—	—	—
Credit facility	154,000	141,000	40,000	25,000	—
Other liabilities	4,883	6,516	6,142	5,523	9,028
Dividends payable	—	—	4,525	7,191	625
Accrued restoration plan liability	3,082	3,073	2,937	2,170	2,205
Income taxes payable	513	192	103	473	—
Deferred income taxes	963	—	190	323	—
Total liabilities	312,737	225,880	109,202	40,680	11,858
Net assets	272,222	325,963	308,288	285,072	272,635
Total liabilities and net assets	$584,959	$551,843	$417,490	$325,752	$284,493
Other data:
Number of portfolio companies	46	37	30	28	23
Weighted average yield on debt investments at end of period	10.50%	11.58%	11.46%	10.28%	10.67%
Weighted average yield on total investments at end of period	10.63%	10.96%	10.48%	10.49%	9.46%
Expense ratios (as percentage of average net assets):
Total expenses, excluding interest expense	4.94%	4.75%	4.70%	4.59%	4.48%

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

OVERVIEW

We are an internally managed closed-end, non-diversified investment company that has been elected to be regulated as a BDC under the 1940 Act. We specialize in providing customized debt and equity financing to LMM companies and debt capital to UMM companies in a broad range of investment segments located primarily in the United States.  Our investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments.  Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior debt securities, secured by security interests in portfolio company assets. We also invest in equity interests in our portfolio companies alongside our debt securities.

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We primarily target senior debt and equity investments in LMM companies, as well as first and second lien syndicated loans in UMM companies.  Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 million and $15.0 million, and our LMM investments generally range in size from $5.0 million to $25.0 million. Our UMM investments generally include syndicated first and second lien loans in companies with EBITDA generally greater than $50.0 million, and our UMM investments typically range in size from $5.0 million to $15.0 million.

We seek to fill the financing gap for LMM companies, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a LMM company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options. Providing customized financing solutions is important to LMM companies. We generally seek to partner directly with financial sponsors, entrepreneurs, management teams and business owners in making our investments. Our LMM debt investments typically include senior loans with a first lien on the assets of the portfolio company. Our LMM debt investments typically have a term of between five and seven years from the original investment date. We also often seek to invest in the equity securities of our LMM portfolio companies.

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

Since the Share Distribution on September 30, 2015 through March 31, 2020, our exited investments resulted in a weighted average internal rate of return to the Company of approximately 16.4% (based on original cash invested of approximately $227.0 million). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 87.4% of these exited investments resulted in an aggregate cash flow realized internal rate of return to the Company of 10% or greater.

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the years ended March 31, 2020, 2019 and 2018, the ratio of our annualized fourth quarter operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 2.37%, 2.81% and 3.36%, respectively.

Recent COVID-19 Developments

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, imposed restricting travel, and temporarily closing many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the fluidity of the situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing their ability to participate in the recently enacted government Paycheck Protection Program. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.
We have evaluated subsequent events from March 31, 2020 through the filing date of this Annual Report on Form 10-K, June 2, 2020.  However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the fiscal year ended March 31, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic.  In that regard, for example, as of March 31, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our March 31, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The impact to our results going forward may depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the COVID-19 or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of March 31, 2020 and 2019, our investment portfolio at fair value represented approximately 94.5% and 95.0% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820.  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of March 31, 2020 and 2019 reflects fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis. As of March 31, 2020, we had four investments on non-accrual status, which comprised of approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost. As of March 31, 2019, we had one investment on non-accrual status, which represented approximately 1.6% of our total investment portfolio's fair value and approximately 1.9% of its cost.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. CSWC elected to early adopt ASU 2018-13 effective April 1, 2019. No significant changes to the fair value disclosures were necessary in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

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

INVESTMENT PORTFOLIO COMPOSITION

Our LMM investments consist primarily of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our LMM portfolio companies generally have annual EBITDA between $3.0 million and $15.0 million, and our LMM investments typically range in size from $5.0 million to $25.0 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, generally bear interest at floating rates, and generally have a term of between five and seven years from the original investment date.

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

The total value of our investment portfolio was $553.1 million as of March 31, 2020, as compared to $524.1 million as of March 31, 2019. As of March 31, 2020, we had investments in 46 portfolio companies with an aggregate cost of $599.2 million. As of March 31, 2019, we had investments in 37 portfolio companies with an aggregate cost of $478.1 million.

As of March 31, 2020 and 2019, approximately $459.0 million, or 96.8%, and $348.2 million, or 94.7%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 97.6% and 87.8%, respectively, were subject to contractual minimum interest rates. As of March 31, 2020 and 2019, the weighted average contractual minimum interest rate is 1.38% and 1.20%, respectively. As of March 31, 2020 and 2019, approximately $15.3 million, or 3.2%, and $19.5 million, or 5.3%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of March 31, 2020 and 2019 (excluding our investment in I-45 SLF LLC):

	As of March 31, 2020
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	34	11
Fair value	$437,142	$76,170
Cost	$435,015	$96,172
% of portfolio at cost - debt	91.8%	100.0%
% of portfolio at cost - equity	8.2%	—
% of debt investments at cost secured by first lien	84.1%	84.5%
Weighted average annual effective yield (b)(c)	11.2%	6.6%
Weighted average EBITDA (c)	$8,322	$74,143
Weighted average leverage through CSWC security (c)(d)	3.7x	4.2x

(a)	At March 31, 2020, we had equity ownership in approximately 64.7% of our LMM investments.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2020, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of March 31, 2020, there were four investments on non-accrual status. Weighted-average annual effective yield is  not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
Weighted average EBITDA metric is calculated using investment cost basis weighting. For the year ended March 31, 2020, two UMM portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

(d)
Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the year ended March 31, 2020, two UMM portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

(c)
Weighted average EBITDA metric is calculated using investment cost basis weighting. For the quarter ended March 31, 2019, one UMM portfolio company is excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

(d)
Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the quarter ended March 31, 2019, one UMM portfolio company is excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

The COVID-19 pandemic has impacted our investment ratings as of March 31, 2020, causing downgrades of certain portfolio companies. As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of March 31, 2020 and 2019:

	As of March 31, 2020
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$53,488	11.3%
2	347,056	73.2
3	59,266	12.5
4	14,523	3.0
Total	$474,333	100.0%

	As of March 31, 2019
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$61,897	16.8%
2	284,041	77.3
3	21,789	5.9
4	—	—
Total	$367,727	100.0%

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

As of March 31, 2020, we had four debt investments on non-accrual status, which comprised of approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost. As of March 31, 2019, we had one investment on non-accrual status, which represents approximately 1.6% of our total investment portfolio's fair value and approximately 1.9% of its cost.

Investment Activity

During the year ended March 31, 2020,  we made new debt investments in eleven portfolio companies totaling $155.7 million,  follow-on debt investments in twelve portfolio companies totaling $33.8 million, and equity investments in two existing and four new portfolio companies totaling $5.6 million. We received contractual principal repayments totaling approximately $22.8 million and full prepayments of approximately $33.1 million from four portfolio companies. In addition, we received proceeds from sales of investments totaling $69.6 million.

During the year ended March 31, 2019,  we made new debt investments in thirteen portfolio companies totaling $173.7 million,  follow-on debt investments in ten portfolio companies totaling $32.8 million, and equity investments in three existing and seven new portfolio companies totaling $19.9 million. We also funded $3.2 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $10.3 million and full prepayments of approximately $36.1 million from eight portfolio companies. In addition, we received proceeds from sales of investments totaling $63.3 million and recognized net realized gains on those sales totaling $20.4 million.

Total portfolio investment activity for the years ended March 31, 2020 and 2019 was as follows (in thousands):

Year ended March 31, 2020	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity & Warrants	Financial Instruments	I-45 SLF LLC	Total
Fair value, beginning of period	$317,544	$35,896	$14,287	$90,601	$—	$65,743	$524,071
New investments	187,563	1,960	—	5,566	1,517	—	196,606
Proceeds from sales of investments	(12,630)	—	—	(57,014)	—	—	(69,644)
Principal repayments received	(51,133)	(250)	(4,569)	—	—	—	(55,952)
PIK interest capitalized	1,360	651	12	55	—	—	2,078
Accretion of loan discounts	1,730	161	47	—	—	—	1,938
Realized gain	756	—	32	45,316	—	—	46,104
Unrealized gain (loss)	(17,743)	(1,279)	(62)	(45,545)	(1,517)	(25,983)	(92,129)
Fair value, end of period	$427,447	$37,139	$9,747	$38,979	$—	$39,760	$553,072
Weighted average yield on debt investments at end of period							10.50%
Weighted average yield on total investments at end of period							10.63%

Year ended March 31, 2019	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity & Warrants	Financial Instruments	I-45 SLF LLC	Total
Fair value, beginning of period	$197,110	$23,229	$18,783	$86,860	$—	$67,113	$393,095
New investments	185,386	21,159	—	19,853	—	3,200	229,598
Proceeds from sales of investments	(28,805)	—	—	(34,490)	—	—	(63,295)
Principal repayments received	(33,226)	(8,562)	(4,600)	—	—	—	(46,388)
Conversion of security from debt to equity	(539)	—	—	539	—	—	—
PIK interest capitalized	43	181	46	231	—	—	501
Accretion of loan discounts	1,215	115	60	—	—	—	1,390
Realized gain	382	73	68	20,331	—	—	20,854
Unrealized gain (loss)	(4,022)	(299)	(70)	(2,723)	—	(4,570)	(11,684)
Fair value, end of period	$317,544	$35,896	$14,287	$90,601	$—	$65,743	$524,071
Weighted average yield on debt investments at end of period							11.58%
Weighted average yield on total investments at end of period							10.96%

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

Set forth below is a comparison of the results of operations for the years ended March 31, 2020 and 2019. For the comparison of the results of operations for the years ended March 31, 2019 and 2018, see the Company's Annual Report on Form 10-K for the year ended March 31, 2019, which was filed with the SEC on June 4, 2019, located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Comparison of years ended March 31, 2020 and March 31, 2019

	Year ended March 31,		Net Change
	2020	2019	Amount	%
	(in thousands)
Total investment income	$62,039	$51,881	$10,158	19.6%
Interest expense	(15,836)	(12,178)	(3,658)	30.0%
Other operating expenses	(15,909)	(14,945)	(964)	6.5%
Income before taxes	30,294	24,758	5,536	22.4%
Income tax expense	2,062	1,048	1,014	96.8%
Net investment income	28,232	23,710	4,522	19.1%
Net realized gain on investments before income tax	42,231	20,854	21,377	102.5%
Net unrealized (depreciation) appreciation on investments, net of tax	(92,814)	(11,506)	(81,308)	706.7%
Net (decrease) increase in net assets from operations	$(22,351)	$33,058	$(55,409)	(167.6)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period.  For the year ended March 31, 2020, total investment income was $62.0 million, a $10.2 million, or 19.6%, increase over total investment income of $51.9 million for the year ended March 31, 2019.  The increase was primarily due to a $9.6 million, or 26.0%, increase in interest income generated from our debt investments due to a 34.0% increase in the cost basis of debt investments held from $369.8 million to $495.5 million year-over-year.

We received fees and other income of $2.6 million and $1.7 million for the years ended March 31, 2020 and 2019, respectively. The increase year-over-year primarily related to the transaction fee received for the sale of Media Recovery, Inc.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation), and general and administrative expenses.

Interest and Fees on our Borrowings

For the year ended March 31, 2020, total interest expense was $15.8 million, an increase of $3.7 million, as compared to the total interest expense of $12.2 million for the year ended March 31, 2019. The increase was primarily attributable to an increase of $34.9 million in average borrowings under our Credit Facility as well as the issuance of the October 2024 Notes during the year ended March 31, 2020. The increase was, in part, due to the amortization of $0.2 million of the remaining debt issuance costs associated with the Company's "At-the-Market" ("ATM") debt distribution agreement relating to the December 2022 Notes. This increase of total interest expense was offset by a decrease in the weighted average interest rate on our Credit Facility from 5.41% to 4.82% due to the decrease in LIBOR rates during the twelve months ended March 31, 2020.

Salaries, General and Administrative Expenses

For the year ended March 31, 2020, total employee compensation expense (including both cash and share-based compensation) was $10.2 million, a $0.2 million, or 1.8%, increase over total employee compensation expense of $10.0 million for the year ended March 31, 2019. The increase was primarily due to the incremental compensation costs related to the restricted stock award modification and an increase in headcount, partially offset by a decrease in bonus compensation. For the year ended March 31, 2020, our total general and administrative expense was $5.7 million, an increase of $0.7 million as compared to the total general and administrative expense of $5.0 million for the year ended March 31, 2019. The increase was primarily due to the write off of deferred offering costs of approximately $0.5 million as well as an increase in audit and legal fees related to maintaining the Company's Equity ATM Program (as described below).

Net Investment Income

For the year ended March 31, 2020, net investment income increased from the prior year by $4.5 million, or 19.1%, to $28.2 million as a result of a $10.2 million increase in total investment income, offset by a $1.0 million increase in income tax expense, $1.0 million increase in other operating expenses and a $3.7 million increase in interest expense.

Increase in Net Assets from Operations

During the fiscal year ended March 31, 2020, we recognized gross realized gains totaling $45.7 million, which consisted of gains on the partial repayments and sale of debt investments of $1.6 million and the sale of Media Recovery, Inc. of $44.1 million. With respect to the sale of Media Recovery, Inc., we elected to retain $16.5 million of long-term capital gains and to designate the retained amount as "deemed distributions" to our shareholders. As a result, we incurred $3.5 million of federal taxes on such retained amount on behalf of shareholders, which is recognized as a realized loss in the twelve months ended March 31, 2020, resulting in a total net realized gain on investments of $42.2 million.

In addition, for the fiscal year ended March 31, 2020, we recorded net unrealized depreciation on investments, net of tax, totaling $92.8 million, consisting of net unrealized depreciation on our current portfolio of $42.9 million, the reversal of $49.2 million of net unrealized appreciation recognized in prior periods due to the realized gains noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.7 million. Net unrealized depreciation on our current portfolio included unrealized gains on Vistar Media, Inc. of $5.3 million and ITA Holdings Group, LLC of $2.5 million, offset by unrealized losses on I-45 SLF LLC of $26.0 million, Delphi Intermediate Healthco, Inc. of $5.1 million, SIMR, LLC of $4.8 million, AAC Holdings Inc. of $4.5 million, AG Kings Holdings, Inc. of $2.9 million, and California Pizza Kitchen, Inc. of $2.2 million. These unrealized gains and losses were due to changes in fair value as of March 31, 2020 based on the overall EBITDA performance and cash flows of each investment as determined by our Board of Directors.

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

In addition, for the fiscal year ended March 31, 2019, we recorded net unrealized depreciation on investments, net of tax, totaling $11.5 million, consisting of net unrealized appreciation on our current portfolio of $2.6 million, the reversal of $14.3 million of net unrealized appreciation recognized in prior periods due to the realized gains noted above, and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.2 million. Net unrealized appreciation on our current portfolio included unrealized gains on Media Recovery, Inc. of $9.6 million, partially offset by unrealized losses on I-45 SLF LLC of $4.6 million and American Teleconferencing Services, Ltd. of $2.9 million. These unrealized gains and losses were due to changes in fair value as of March 31, 2019 based on the overall EBITDA performance and cash flows of each investment as determined by our Board of Directors.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from cash flows from operations, the net proceeds of public offerings of debt and equity securities and advances from the Credit Facility. Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months. We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our Credit Facility and future issuances of debt and equity on terms we believe are favorable to the Company and our shareholders. Our primary uses of funds will be investments in portfolio companies and operating expenses. Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. As the impact of COVID-19 continues to unfold, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances.

Cash Flows

At March 31, 2020, the Company had cash and cash equivalents of approximately $13.7 million. For the year ended March 31, 2020, we experienced a net increase in cash and cash equivalents in the amount of $3.8 million. During that period, our operating activities used $47.9 million in cash, consisting primarily of new portfolio investments of $196.6 million, partially offset by $67.8 million of repayments received from debt investments in portfolio companies and $56.0 million of proceeds from sales of equity investments. In addition, our financing activities increased cash by $51.8 million, consisting primarily of net borrowings under the Credit Facility of $13.0 million, proceeds from the issuance of the October 2024 Notes of $73.5 million and proceeds from the offering of our common stock of $26.1 million, partially offset by cash dividends paid in the amount of $50.3 million.

At March 31, 2019, the Company had cash and cash equivalents of approximately $9.9 million. For the year ended March 31, 2019, we experienced a net increase in cash and cash equivalents in the amount of $2.0 million. During that period, our operating activities used $94.7 million in cash, consisting primarily of new portfolio investments of $229.6 million, partially offset by $74.7 million of repayments received from debt investments in portfolio companies and $33.9 million of proceeds from sales of equity investments. In addition, our financing activities increased cash by $96.7 million, consisting primarily of net borrowings under the Credit Facility of $101.0 million, proceeds from the issuance of the December 2022 Notes of $19.5 million and proceeds from the offering of our common stock of $18.9 million, partially offset by cash dividends paid in the amount of $42.5 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of March 31, 2020, the Company’s asset coverage was 189%.

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

On May 23, 2019, CSWC entered into an Incremental Assumption Agreement that increased the total commitments under the accordion feature of the Credit Facility by $25 million, which increased total commitments from $270 million to $295 million. On March 19, 2020, CSWC entered into an Incremental Assumption Agreement that increased the total commitments under the accordion feature of the Credit Facility by $30 million, which increased total commitments from $295 million to $325 million.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of March 31, 2020, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At March 31, 2020, CSWC had $154.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $8.3 million and $7.3 million, respectively, for the years ended March 31, 2020 and 2019. The weighted average interest rate on the Credit Facility was 4.82% and 5.41%, respectively, for the years ended March 31, 2020 and 2019. Average borrowings for the years ended March 31, 2020 and 2019 were $134.7 million and $99.8 million, respectively. As of March 31, 2020 and 2019, CSWC was in compliance with all financial covenants under the Credit Facility.

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

On June 11, 2018, the Company entered into an ATM debt distribution agreement, pursuant to which it may offer for sale, from time to time, up to $50 million in aggregate principal amount of December 2022 Notes through B. Riley FBR, Inc., acting as its sales agent (the “2022 Notes Agent”). Sales of the December 2022 Notes may be made in negotiated transactions or transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market, or similar securities exchanges or sales made through a market maker other than on an exchange at prices related to prevailing market prices or at negotiated prices.

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

During the year ended March 31, 2020, the Company did not sell any December 2022 Notes. The Company has no current intention of issuing additional December 2022 Notes under this ATM debt distribution agreement. Accordingly, during the three months ended June 30, 2019, the Company amortized $0.2 million of the remaining debt issuance costs associated with the ATM debt distribution agreement, which is included in interest expense in the Consolidated Statement of Operations for the year ended March 31, 2020.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of March 31, 2020, the carrying amount of the December 2022 Notes was $75.8 million on an aggregate principal amount of $77.1 million at a weighted average effective yield of 5.93%. As of March 31, 2020, the fair value of the December 2022 Notes was $67.9 million. The fair value is based on the closing price of the security of The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs, of $5.3 million and $4.8 million for the years ended March 31, 2020 and 2019, respectively. Average borrowings for the years ended March 31, 2020 and 2019 were $77.1 million and $70.1 million, respectively.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to a limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act or any successor provision thereto after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of March 31, 2020, the Company was in compliance with all covenants of the December 2022 Notes.

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

As of March 31, 2020, the carrying amount of the October 2024 Notes was $73.5 million on an aggregate principal amount of $75.0 million at a weighted average effective yield of 5.375%. As of March 31, 2020, the fair value of the October 2024 Notes was $65.7 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $2.2 million for the year ended March 31, 2020. Since the issuance of the October 2024 Notes, average borrowings were $74.4 million.

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

Equity Capital Activities

In January 2016, our board of directors approved a share repurchase program authorizing us to repurchase up to $10 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. During the year ended March 31, 2020, the Company repurchased a total of 794,180 shares at an average price of $11.57 per share, including commissions paid. As of March 31, 2020, we had repurchased a total of 840,543 shares of our common stock in the open market under the stock repurchase program, at an average price of $11.85, including commissions paid, and, as a result, the Company may repurchase up to an additional $43 thousand of its common stock under the share repurchase program.

On March 4, 2019, the Company established an "at-the-market" offering (the "Equity ATM Program") which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50,000,000. On February 4, 2020, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $100,000,000 from $50,000,000 and (ii) added two additional sales agents to the Equity ATM Program. During the year ended March 31, 2020, the Company sold 1,231,432 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.71 per share, raising $26.7 million of gross proceeds. Net proceeds were $26.2 million, after deducting commissions to the sales agents on shares sold. Cumulative to date, the Company has sold 1,495,088 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.67, raising $32.4 million of gross proceeds. Net proceeds were $31.7 million after commissions to the sales agents on shares sold.

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

At March 31, 2020 and 2019, we had a total of approximately $15.2 million and $17.7 million, respectively, in currently unfunded commitments (as discussed in Note 11 to the Consolidated Financial Statements). As of March 31, 2020, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2020 and March 31, 2019, we had $3.4 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2021. As of March 31, 2020 and March 31, 2019, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of March 31, 2020, the Company had cash and cash equivalents of $13.7 million and $167.6 million in available borrowings under the Credit Facility.

Contractual Obligations

As shown below, we had the following contractual obligations as of March 31, 2020.  For information on our unfunded investment commitments, see Note 11 of the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(In thousands)
		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$514	$266	$248	$—	$—
Credit Facility (1)	182,021	7,526	15,052	159,443	—
December 2022 Notes (2)	89,477	4,598	84,879	—	—
October 2024 Notes (2)	95,202	4,076	8,063	83,063
Total	$367,214	$16,466	$108,242	$242,506	$—

(1)	Amounts include interest payments calculated at an average rate of 4.82% of outstanding Credit Facility borrowings, which were $154.0 million as of March 31, 2020.

(2)	Includes interest payments.

RECENT DEVELOPMENTS

On April 22, 2020, the Board of Directors declared a total dividend of $0.51 per share, comprised of a regular dividend of $0.41 and a supplemental dividend of $0.10, for the quarter ended June 30, 2020. The record date for the dividend is June 15, 2020. The payment date for the dividend is June 30, 2020.

On May 28, 2020, the Board of Directors declared a total dividend of $0.51 per share, comprised of a regular dividend of $0.41 and a supplemental dividend of $0.10, for the quarter ended September 30, 2020. The record date for the dividend is September 15, 2020. The payment date for the dividend is September 30, 2020.
COVID-19
The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. As of June 2, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended March 31, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk. Market risk includes risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including public health emergencies, such as COVID-19; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.

Interest Rate Risk

We are subject to interest rate risk. See “Risk Factors - Risks Related to our Investments - “Changes in interest rates may affect our cost of capital, the value of investments and net investment income.” Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. Our interest expense will also be affected by changes in the published LIBOR rate in connection with our Credit Facility. See “Risk Factors - Risks Related to our Investments - Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.” The interest rates on the December 2022 and the October 2024 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2020, we were not a party to any hedging arrangements.

As of March 31, 2020, approximately 96.8% of our debt investment portfolio (at fair value) bore interest at floating rates, of which 97.6% were subject to contractual minimum interest rates. A hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $2.8 million, or $0.15 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could increase our net investment income by a maximum of $0.4 million, or $0.02 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.50%, subject to certain conditions as outlined in the Credit Agreement. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capital Southwest Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Capital Southwest Corporation and Subsidiaries (the Company) as of March 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years ended March 31, 2020, the related notes to the consolidated financial statements, and the Schedule of Investments in and Advances to Affiliates of the Company listed in Schedule 12-14 for the year ended March 31, 2020 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America , and in our opinion, the related Schedule of Investments in and Advances to Affiliates, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated June 2, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of March 31, 2020 and 2019, by correspondence with the custodians, portfolio companies or agents or by other appropriate procedures where replies from custodians, portfolio companies or agents were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Chicago, Illinois
June 2, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capital Southwest Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited Capital Southwest Corporation and Subsidiaries' (the Company) internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of March 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years ended March 31, 2020, the related notes to the consolidated financial statements and our report dated June 2, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

Chicago, Illinois
June 2, 2020

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except share and per share data)

	March 31,	March 31,
	2020	2019
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $436,463 and $305,596, respectively)	$421,280	$304,663
Affiliate investments (Cost: $94,724 and $79,277, respectively)	92,032	80,905
Control investments (Cost: $68,000 and $93,182, respectively)	39,760	138,503
Total investments (Cost: $599,187 and $478,055, respectively)	553,072	524,071
Cash and cash equivalents	13,744	9,924
Receivables:
Dividends and interest	10,389	9,252
Escrow	1,643	370
Other	51	1,244
Income tax receivable	147	183
Deferred tax asset	1,402	1,807
Debt issuance costs (net of accumulated amortization of $2,720 and $1,814, respectively)	2,980	3,364
Other assets	1,531	1,628
Total assets	$584,959	$551,843

Liabilities
December 2022 Notes (Par value: $77,136 and $77,136, respectively)	$75,812	$75,099
October 2024 Notes (Par value: $75,000 and $0, respectively)	73,484	—
Credit facility	154,000	141,000
Other liabilities	4,883	6,516
Accrued restoration plan liability	3,082	3,073
Income tax payable	513	192
Deferred income taxes	963	—
Total liabilities	$312,737	$225,880

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares at March 31, 2020 and 25,000,000 at March 31, 2019; issued, 20,337,610 shares at March 31, 2020 and 19,842,528 shares at March 31, 2019	$5,085	$4,961
Additional paid-in capital	310,846	281,205
Total distributable earnings	(19,772)	63,734
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	272,222	325,963
Total liabilities and net assets	$584,959	$551,843
Net asset value per share (17,998,098 shares outstanding at March 31, 2020 and 17,503,016 shares outstanding at March 31, 2019)	$15.13	$18.62

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	Years Ended March 31,
	2020	2019	2018
Investment income:
Interest income:
Non-control/Non-affiliate investments	$38,094	$28,716	$18,257
Affiliate investments	8,559	7,143	3,513
Control investments	265	1,406	82
Dividend income:
Non-control/Non-affiliate investments	166	197	—
Affiliate investments	141	82	127
Control investments	12,136	12,648	12,254
Interest income from cash and cash equivalents	73	36	21
Fees and other income	2,605	1,653	872
Total investment income	62,039	51,881	35,126
Operating expenses:
Compensation	7,310	7,715	7,013
Spin-off compensation plan	—	—	517
Share-based compensation	2,853	2,271	1,708
Interest	15,836	12,178	4,875
Professional fees	2,029	1,737	1,580
Net pension expense	143	159	164
General and administrative	3,574	3,063	2,841
Total operating expenses	31,745	27,123	18,698
Income before taxes	30,294	24,758	16,428
Income tax expense	2,062	1,048	195
Net investment income	$28,232	$23,710	$16,233

Net realized gain
Non-control/Non-affiliate investments	1,335	2,124	1,492
Affiliate investments	57	77	90
Control investments	44,300	18,653	—
Taxes on deemed distribution of long-term capital gains	(3,461)	—	—
Total net realized gain on investments, net of tax	42,231	20,854	1,582

Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(14,250)	(934)	(4,325)
Affiliate investments	(4,320)	1,109	337
Control investments	(73,561)	(11,859)	25,347
Income tax (provision) benefit	(683)	178	133
Total net unrealized (depreciation) appreciation on investments, net of tax	(92,814)	(11,506)	21,492

Net realized and unrealized (losses) gains on investments	$(50,583)	$9,348	$23,074

Net (decrease) increase in net assets from operations	$(22,351)	$33,058	$39,307

Pre-tax net investment income per share - basic and diluted	$1.68	$1.48	$1.02
Net investment income per share - basic and diluted	$1.57	$1.42	$1.01
Net (decrease) increase in net assets from operations - basic and diluted	$(1.24)	$1.98	$2.45
Weighted average shares outstanding – basic	17,999,836	16,727,254	16,073,642
Weighted average shares outstanding – diluted	17,999,836	16,734,369	16,138,541

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)

	Years Ended March 31,
	2020	2019	2018
Operations:
Net investment income	$28,232	$23,710	$16,233
Net realized gain on investments	45,692	20,854	1,582
Taxes on deemed distribution of long-term capital gains	(3,461)	—	—
Net unrealized (depreciation) appreciation on investments, net of tax	(92,814)	(11,506)	21,492
Net (decrease) increase in net assets from operations	(22,351)	33,058	39,307
Dividends to shareholders	(50,343)	(38,010)	(15,920)
Spin-off compensation plan distribution	—	—	(517)
Capital share transactions:
Change in restoration plan liability	(91)	(185)	(813)
Issuance of common stock	25,819	18,744	—
Exercise of employee stock options	—	2,169	125
Share-based compensation expense	2,853	2,271	1,708
Common stock withheld for payroll taxes upon vesting of restricted stock	(419)	(187)	(86)
Repurchase of common stock	(9,209)	(185)	(588)
(Decrease) increase in net assets	(53,741)	17,675	23,216
Net assets, beginning of year	325,963	308,288	285,072
Net assets, end of year	$272,222	$325,963	$308,288

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2020	2019	2018
Cash flows from operating activities
Net (decrease) increase in net assets from operations	$(22,351)	$33,058	$39,307
Adjustments to reconcile net (decrease) increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(196,606)	(229,598)	(166,181)
Proceeds from sales and repayments of debt investments in portfolio companies	67,794	74,669	82,489
Proceeds from sales and return of capital of equity investments in portfolio companies	55,960	33,928	104
Payment of accreted original issue discounts	788	524	1,477
Depreciation and amortization	2,405	1,393	927
Net pension benefit	(82)	(51)	(46)
Realized (gain) loss on investments before income tax	(46,084)	(20,854)	(1,582)
Taxes payable on deemed distribution of long-term capital gains	3,461	—	—
Net change in unrealized appreciation on investments	92,131	11,684	(21,359)
Accretion of discounts on investments	(1,938)	(1,390)	(857)
Payment-in-kind interest and dividends	(2,079)	(681)	(306)
Stock option and restricted awards expense	2,853	2,271	1,708
Deferred income taxes	1,368	53	(537)
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(1,137)	(3,850)	(2,082)
Decrease in escrow receivables	111	310	426
(Increase) decrease in tax receivable	36	(74)	(109)
(Increase) decrease in other receivables	910	(797)	180
Decrease (increase) in other assets	(644)	4,236	1,958
(Decrease) increase in other liabilities	(543)	(695)	620
Increase (decrease) in payable for unsettled transaction	(1,158)	1,158	—
Increase (decrease) in taxes payable	(3,142)	—	—
Net cash used in operating activities	(47,947)	(94,706)	(63,863)
Cash flows from financing activities
Proceeds from common stock offering	26,084	18,891	—
Equity offering costs paid	(105)	(127)	—
Borrowings under credit facility	132,000	146,000	76,000
Repayments of credit facility	(119,000)	(45,000)	(61,000)
Debt issuance costs paid	(742)	(1,827)	(1,739)
Proceeds from notes	73,500	19,524	55,775
Dividends to shareholders	(50,343)	(42,535)	(18,586)
Proceeds from exercise of employee stock options	—	2,169	125
Common stock withheld for payroll taxes upon vesting of restricted stock	(418)	(187)	(86)
Repurchase of common stock	(9,209)	(185)	(588)
Spin-off Compensation Plan distribution	—	—	(517)
Net cash provided by financing activities	51,767	96,723	49,384
Net increase (decrease) in cash and cash equivalents	3,820	2,017	(14,479)
Cash and cash equivalents at beginning of year	9,924	7,907	22,386
Cash and cash equivalents at end of year	$13,744	$9,924	$7,907
Supplemental cash flow disclosures:
Cash paid for income taxes	$4,524	$802	$708
Cash paid for interest	13,944	10,912	3,405
Supplemental disclosure of noncash financing activities:
Dividends declared, not yet paid	$—	$—	$4,525

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[17]	Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien - Priming	Healthcare services	P +13.50% (Floor 1.00%)/Q, Current Coupon 16.75%	3/21/2019	4/15/2020	$1,968	$1,969	$1,968
	First Lien [16]		L+6.75% (Floor 1.00%)/Q, 4.00% PIK, Current Coupon 13.33%	6/28/2017	6/30/2023	9,079	8,915	3,977
							10,884	5,945
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.50%	12/13/2018	12/13/2023	9,688	9,532	9,445
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.50% (Floor 1.75%)/Q, Current Coupon 9.29%	7/2/2018	7/2/2023	10,730	10,572	10,312
	Delayed Draw Term Loan		L+7.50% (Floor 1.75%)/Q, Current Coupon 9.25%	7/2/2018	7/2/2023	344	320	330
							10,892	10,642
AG KINGS HOLDINGS INC.[8,16]	First Lien	Food, agriculture & beverage	L+10.02% (Floor 1.00%)/M, Current Coupon 12.69%	8/4/2016	8/8/2021	9,308	9,194	5,445
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	8/1/2017	2/1/2023	10,100	9,980	9,747
	3.88% preferred membership interest		—	8/1/2017	—	—	2,500	2,335
							12,480	12,082
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+9.50% (Floor 1.00%)/Q, Current Coupon 11.41%	4/10/2018	4/10/2023	17,194	16,963	16,884
	First Lien - Term Loan C10		L+9.50% (Floor 1.00%)/Q, Current Coupon 11.41%	12/21/2018	4/10/2023	1,804	1,781	1,771
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	1,523
							21,744	20,178

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[17]	Value[4]
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 8.24%	9/21/2016	6/8/2023	5,926	5,856	3,348
	Second Lien		0.5%, L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 11.35%	11/3/2016	6/6/2024	2,111	2,072	792
							7,928	4,140
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%)/M, Current Coupon 10.95%	7/29/2016	12/31/2020	12,027	11,988	11,991
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.70%	8/31/2018	8/31/2023	1,500	1,480	1,425
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 9.41%	8/31/2018	8/31/2023	9,028	8,894	8,577
	Second Lien		13.25% PIK	8/31/2018	12/1/2023	3,709	3,649	3,275
	2,042 Common Units[9]		—	8/31/2018	—	—	750	356
							14,773	13,633
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 9.96%	3/9/2017	3/9/2022	11,604	11,500	11,163
	900,000 shares of common stock		—	3/9/2017	—	—	900	636
							12,400	11,799
BLASCHAK COAL CORP.	Second Lien Term Loan[15]	Commodities & mining	L+11.00%/Q, (Floor 1.00%) 1.00% PIK, Current Coupon 13.91%	7/30/2018	7/30/2023	8,624	8,497	8,451
	Second Lien- Term Loan B15		L+11.00%/Q, (Floor 1.00%) 1.00% PIK, Current Coupon 13.43%	3/30/2020	7/30/2023	2,000	1,960	1,960
							10,457	10,411

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[17]	Value[4]
CALIFORNIA PIZZA KITCHEN, INC.[16]	First Lien	Restaurants	L+6.00% (Floor 1.00%)/M, Current Coupon 7.62%	8/19/2016	8/23/2022	4,825	4,802	2,441
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%/Q, Current Coupon 11.41%	12/21/2017	7/8/2020	11,097	11,068	11,075
CLICKBOOTH.COM, LLC	Revolving Loan	Media, marketing & entertainment	L+8.50% (Floor 1.00%)/Q, Current Coupon 9.5%	12/5/2017	1/31/2025	1,086	1,080	1,086
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 10.41%	12/5/2017	1/31/2025	19,000	18,739	19,000
							19,819	20,086
DANFORTH ADVISORS, LLC[13]	Revolving Loan[10]	Business services	L+7.25% (Floor 2.00%)/Q, Current Coupon 9.25%	9/28/2018	9/28/2023	500	486	500
	First Lien		L+7.25% (Floor 2.00%)/Q, Current Coupon 9.25%	9/28/2018	9/28/2023	7,250	7,141	7,250
	875 Class A equity units[9]		—	9/28/2018	—	—	875	1,445
							8,502	9,195
DELPHI INTERMEDIATE HEALTHCO, LLC [16]	Revolving Loan	Healthcare services	L+9.50% (Floor 1.00%)/Q, Current Coupon 11.97%	10/2/2019	10/3/2022	1,223	1,223	1,223
	First Lien		L+9.50% (Floor 1.00%)/Q, Current Coupon 11.20%	11/3/2017	10/3/2022	10,605	10,533	5,101
							11,756	6,324
DRIVEN, INC.	First Lien	Business Services	L+8.00% (Floor 2.00%)/Q, Current Coupon 10.00%	6/28/2019	6/28/2024	11,940	11,730	11,940
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 9.75%	9/28/2016	8/26/2023	3,000	2,965	3,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[17]	Value[4]
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.00%(Floor 1.00%)/Q, Current Coupon 8.91%	6/22/2018	6/22/2023	15,292	15,103	15,292
	Delayed Draw Term Loan[10]		L+7.00%(Floor 1.00%)/Q, Current Coupon 8.91%	6/22/2018	6/22/2023	6,110	6,015	6,111
							21,118	21,403
ESCP DTFS, INC.	First Lien - Term Loan A	Industrial services	L+6.50%(Floor 1.75%)/Q, Current Coupon 8.27%	1/31/2020	1/31/2025	5,350	5,253	5,253
	First Lien - Term Loan B		L+8.50%(Floor 1.75%)/Q, Current Coupon 10.27%	1/31/2020	1/31/2025	5,350	5,253	5,253
	Delayed Draw Term Loan A1[10]		L+6.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(10)	—
	Delayed Draw Term Loan A2[10]		L+8.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(10)	—
	Delayed Draw Term Loan B1[10]		L+6.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(3)	—
	Delayed Draw Term Loan B2[10]		L+8.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(3)	—
							10,480	10,506
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)/Q, 5.0% PIK	5/24/2018	5/23/2023	—	(43)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, 5.0% PIK,Current Coupon 15.91%	5/24/2018	5/23/2023	3,393	3,354	3,179
							3,311	3,179
GS OPERATING, LLC	First Lien	Distribution	L+6.50%(Floor 1.50%)/M, Current Coupon 8.00%	3/6/2020	2/24/2025	8,000	7,842	7,842
ICS DISTRIBUTION, LLC[8]	First Lien	Industrial services	L+8.21%(Floor 2.00%)/Q, Current Coupon 10.21%	10/31/2019	10/29/2024	18,000	17,617	17,617

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[17]	Value[4]
IENERGIZER LIMITED	First Lien[9]	Business services	L+6.00%(Floor 1.00%)/M, Current Coupon 7.00%	4/17/2019	4/17/2024	12,000	11,899	12,000
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	2/28/2019	2/28/2024	8,183	8,115	8,183
LANDPOINT HOLDCO, INC.	First Lien	Business Services	L+7.00%(Floor 1.00%)/Q, Current Coupon 8.96%	12/30/2019	12/30/2024	19,500	19,128	19,110
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 10.02%	11/15/2017	11/15/2022	11,541	11,400	11,472
	110,000 units of Class A common stock[9]		—	11/15/2017	—	—	1,100	821
							12,500	12,293
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien	Environmental services	6%, L+3.00% PIK (Floor 2.00%)/Q, Current Coupon 11.00%	6/30/2017	6/30/2022	13,439	13,364	12,149
	25,603 shares of Series C preferred stock			8/13/2018	—	—	25	—
	396,825 shares of Series B preferred stock		—	6/30/2017	—	—	500	—
							13,889	12,149
MEDIA RECOVERY, INC.	Earnout	Industrial Products		11/25/2019			1,517	—
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial Services	L+6.00% (Floor 1.50%)/Q, Current Coupon 7.90%	12/18/2019	12/18/2024	1,100	1,093	1,100
	First Lien		L+6.00% (Floor 1.50%)/Q, Current Coupon 7.90%	12/18/2019	12/18/2024	18,250	17,902	18,250
	2,000,000 Preferred Units[9]		—	12/18/2019		—	2,000	2,000
							20,995	21,350

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[17]	Value[4]
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 11.26%	12/08/2017	12/20/2025	10,500	9,904	10,217
SCRIP INC.[8]	First Lien	Healthcare products	L+9.86% (Floor 2.00%)/M, Current Coupon 11.86%	3/21/2019	3/21/2024	16,750	16,332	16,482
	100 shares of common stock		—	3/21/2019	—	—	1,000	1,000
							17,332	17,482
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	6/23/2017	—	—	541	1,053
TRINITY 3, LLC[13]	First Lien	Technology products & components	L+7.50% (Floor 1.50%)/Q, Current Coupon 9.41%	11/15/2019	11/15/2024	14,161	13,894	14,048
	562.5 Class A units[9]		—	11/15/2019		—	563	563
							14,457	14,611
TINUITI INC.	1,114 Preferred Units	Media, marketing & entertainment		2/1/2017			1,114	3,100
	1,443 Common Units			2/1/2017			277	1,756
							1,391	4,856
USA DEBUSK, LLC	First Lien	Industrial Services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	10/22/2024	7,980	7,833	7,833
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+7.5% (Floor 2.00%)/M, Current Coupon 9.5%	2/17/2017	4/3/2023	11,416	10,605	11,416
	171,617 shares of Series A preferred stock		—	4/3/2019		—	1,874	4,776
	Warrants (Expiration - April 3, 2029)		—	4/3/2019	—	—	620	2,718
							13,099	18,910

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[17]	Value[4]
VTX HOLDINGS, INC.[8]	First Lien	Software & IT services	L+8.87% (Floor 2.00%)/Q, Current Coupon 10.87%	7/23/2019	7/23/2024	20,075	19,581	19,914
	1,000,000 series A Preferred units			7/23/2019		—	1,000	1,000
							20,581	20,914

Total Non-control/Non-affiliate Investments							$436,463	$421,280

Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business Services	—	1/4/2016	—	$—	$1,500	$3,110
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+8.00% (Floor 1.00%)	7/17/2018	7/17/2023	—	(3)	—
	First Lien		L+8.00% (Floor 1.00%)/M, Current Coupon 9.00%	7/17/2018	7/17/2023	10,780	10,625	9,928
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	1,850
							12,622	11,778
GRAMMATECH, INC.	Revolving Loan	Software & IT services	L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	2,500	2,460	2,460
	First Lien		L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	11,500	11,312	11,316
	1000 Class A units			11/1/2019		—	1,000	1,000
							14,772	14,776
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)	2/14/2018	2/14/2023	—	(31)	—
	First Lien - Term Loan		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.91%	2/14/2018	2/14/2023	10,030	9,910	9,900
	First Lien - Term B Loan		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.91%	6/5/2018	2/14/2023	5,015	4,940	5,136

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[17]	Value[4]
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,425	1,950	2,233
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	96	96	88
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	2,762
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	2,099
							18,903	22,218
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	500	475	500
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	10,369	10,228	10,369
	10,000 Class A Units		—	11/9/2018	—	—	1,000	1,334
							11,703	12,203
SIMR, LLC	First Lien	Healthcare services	L+10.00% (Floor 2.00%)/M, 7.00% PIK, Current Coupon 19.00%	9/7/2018	9/7/2023	11,693	11,522	11,190
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	1,742
							17,629	12,932
ZENFOLIO INC.	Revolving Loan	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.34%	7/17/2017	7/17/2022	2,000	1,991	1,888
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.91%	7/17/2017	7/17/2022	13,906	13,704	13,127
	190 shares of common stock		—	7/17/2017	—	—	1,900	—
							17,595	15,015

Total Affiliate Investments							$94,724	$92,032

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[17]	Value[4]
Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$68,000	$39,760

Total Control Investments							$68,000	$39,760

TOTAL INVESTMENTS[12]							$599,187	$553,072

[1]	All debt investments are income-producing, unless otherwise noted. Equity investments and warrants are non-income producing, unless otherwise noted.

[2]	All of the Company’s investments, unless otherwise noted, are pledged as collateral for the Company’s senior secured credit facility.

[3]
The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.

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

[5]
Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At March 31, 2020, approximately 76.2% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 154.8%.

[6]
Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2020, approximately 16.6% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 33.8%.

[7]
Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At March 31, 2020, approximately 7.2% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 14.6%.

[8]	The investment is structured as a first lien last out term loan.

[9]
Indicates assets that are considered "non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2020, approximately 11.9% of the Company's assets are non-qualifying assets.

[10]	The investment has an unfunded commitment as of March 31, 2020. Refer to Note 11 - Commitments and Contingencies for further discussion.

[11]	Income producing through dividends or distributions.

[12]
As of March 31, 2020, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $19.3 million; cumulative gross unrealized depreciation for federal income tax purposes is $63.4 million. Cumulative net unrealized depreciation is $44.1 million, based on a tax cost of $597.7 million.

[13]
Our investment in ASC Ortho Management Company, LLC common units, Danforth Advisors, LLC Class A units, American Nuts Operations LLC Class A common stock, LGM Pharma, LLC Class A common stock, NinjaTrader, LLC preferred units, Trinity 3, LLC Class A units, Tax Advisors Group, LLC Class A units, Chandler Signs, LLC Class A-1 common stock, Dynamic Communities, LLC Preferred units, and ITA Holdings Group, LLC Class A membership interest are held through a wholly-owned taxable subsidiary of the Company.

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

[16]
Investment was on non-accrual status as of March 31, 2020, meaning the Company has ceased to recognize interest income on the investment. The current interest rate and terms disclosed on investments on non-accrual reflect the terms at the time of placement on non-accrual status.

[17]	Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of March 31, 2020 is included in Note 16. Significant Subsidiaries.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2019
			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien	Healthcare services	L+6.75% (Floor 1.00%)/Q, 4.00% PIK, Current Coupon 13.49%	6/30/2023	$9,084	$8,912	$8,403
	First Lien	Healthcare services	L+11.00% (Floor 1.00%)/M	3/31/2020	1,170	1,158	1,182
						10,070	9,585
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 11.09%	12/13/2023	9,938	9,747	9,783
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.50% (Floor 1.00%)/Q, Current Coupon 10.30%	7/2/2023	13,566	13,320	13,308
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)	7/2/2023	—	(29)	—
						13,291	13,308
AG KINGS HOLDINGS INC.[8,16]	First Lien	Food, agriculture & beverage	L+10.02% (Floor 1.00%)/M, Current Coupon 12.69%	8/8/2021	9,308	9,194	8,330
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11%	2/1/2023	10,100	9,946	9,807
	3.88% preferred membership interest		—	—	—	2,500	2,500
						12,446	12,307
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+9.50% (Floor 1.00%)/Q, Current Coupon 12.30%	4/10/2023	17,369	17,075	16,822
	First Lien - Term Loan C10		L+9.50% (Floor 1.00%)/Q, Current Coupon 12.30%	4/10/2023	1,750	1,723	1,695
	3,000,000 units of Class A common stock[9]		—	—	—	3,000	1,505
						21,798	20,022
AMERICAN TELECONFERENCING SERVICES, LTD.	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 9.24%	12/8/2021	6,023	5,922	3,953
	Second Lien		L+9.50% (Floor 1.00%)/Q, Current Coupon 12.30%	6/6/2022	2,006	1,954	1,103
						7,876	5,056

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2019
			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%)/M, Current Coupon 12.10%	12/31/2020	12,753	12,666	12,651
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan[10]	Healthcare services	L+7.50% (Floor 1.00%)	8/31/2023	—	(27)	—
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 10.30%	8/31/2023	9,261	9,094	9,095
	Second Lien		13.25% PIK	12/1/2023	3,250	3,178	3,178
	2,042 Common Units[9]		—	—	—	750	750
						12,995	13,023
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.00% (Floor 1.00%)/M, Current Coupon 10.60%	3/9/2022	12,150	11,992	12,016
	900,000 shares of common stock		—	—	—	900	1,013
						12,892	13,029
BLASCHAK COAL CORP.	Second Lien[15]	Commodities & mining	L+10.00%/Q, 1.00% PIK, Current Coupon 13.81%	7/30/2023	8,537	8,383	8,511
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+6.00% (Floor 1.00%)/M, Current Coupon 8.50%	8/23/2022	4,875	4,844	4,723
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%/Q, Current Coupon 12.30%	7/8/2020	11,448	11,315	11,310
CLICKBOOTH.COM, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	12/5/2022	—	(15)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 11.31%	12/5/2022	16,953	16,684	17,292
						16,669	17,292
DANFORTH ADVISORS, LLC[13]	Revolving Loan[10]	Business services	L+7.25% (Floor 2.00%)/Q, Current Coupon 10.05%	9/28/2023	7,250	7,117	7,145
	First Lien		L+7.25% (Floor 2.00%)	9/28/2023	—	(18)	—
	875 Class A equity units[9]		—	—	—	875	875
						7,974	8,020

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2019
			Current
	Type of		Interest				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Maturity	Principal	Cost	Value[4]
DELPHI INTERMEDIATE HEALTHCO, LLC	First Lien	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 10.23%	10/3/2022	11,400	11,310	11,023
DIGITAL RIVER, INC.	First Lien	Software & IT services	L+6.00% (Floor 1.00%)/Q, Current Coupon 8.60%	2/12/2021	6,285	6,277	6,128
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 11.25%	8/25/2023	3,000	2,957	2,883
ELITE SEM, INC.[8]	First Lien	Media, marketing & entertainment	L+8.40% (Floor 1.00%)/M, Current Coupon 11.00%	2/1/2022	14,000	13,717	14,000
	1,443 Investment Units (Preferred)		12% PIK	—	—	2,068	4,457
						15,785	18,457
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.25% (Floor 1.00%)/Q, Current Coupon 10.06%	6/22/2023	16,169	15,921	16,169
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)/Q, Current Coupon 10.06%	6/22/2023	6,461	6,353	6,461
						22,274	22,630
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	—	—	(57)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 11.80%	5/23/2023	3,238	3,191	3,190
						3,134	3,190
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 9.00%	2/28/2024	9,152	9,062	9,062
	Delayed Draw Term Loan[10]		L+6.50% (Floor 1.00%)	2/28/2024	—	(7)	—
						9,055	9,062
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 10.99%	11/15/2022	9,875	9,723	10,073
	Delayed Draw Term Loan		L+8.50% (Floor 1.00%)/M, Current Coupon 10.99%	11/15/2022	1,785	1,753	1,820
	110,000 units of Class A common stock[9]		—	—	—	1,100	821

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

[16]
Investment was on non-accrual status as of March 31, 2019, meaning the Company has ceased to recognize interest income on the investment. The current interest rate and terms disclosed on investments on non-accrual reflect the terms at the time of placement on non-accrual status.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior debt investments and equity investments in lower middle market ("LMM") companies, as well as first and second lien syndicated loans in upper middle market ("UMM") companies.  Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 million and $15.0 million, and our LMM investments generally range in size from $5.0 million to $25.0 million. Our UMM investments generally include syndicated first and second lien loans in companies with EBITDA generally greater than $50.0 million and typically range in size from $5.0 million to $15.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our total assets in qualifying assets. As of March 31, 2020, the Company has 88.1% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

This quarter we satisfied all RIC requirements and have 4.5% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At March 31, 2020 and 2019, cash balances totaling $12.6 million and $8.8 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution.  Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis.  As of March 31, 2020, we had four investments on non-accrual status, which comprised of approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost. As of March 31, 2019, we had one investment on non-accrual status, which represented approximately 1.6% of our total investment portfolio's fair value and approximately 1.9% of its cost.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income.  For the year ended March 31, 2020, approximately 3.1% of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the year ended March 31, 2019, approximately 2.7% of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of the equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to shareholders to maintain its qualification as  a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. As of March 31, 2020 and 2019, we have not written off any accrued and uncollected PIK interest and dividends from prior periods. For the year ended March 31, 2020, we had two investments for which we stopped accruing PIK interest. For the year ended March 31, 2019, there were no investments for which we stopped accruing PIK interest. For the years ended March 31, 2020 and 2019, approximately 3.5% and 1.3%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility and its notes (as discussed further in Note 5). The costs in connection with the credit facility have been capitalized and are amortized into interest expense over the term of the credit facility. The costs in connection with the notes are a direct deduction from the related debt liability and amortized into interest expense over the term of the December 2022 Notes and the October 2024 Notes (as defined below).

Deferred Offering Costs Deferred offering costs include registration expenses related to shelf registration statements and expenses related to the launch of the "at-the-market" ("ATM") program through which we can sell, from time to time, shares of our common stock (the "Equity ATM Program"). These expenses consist primarily of SEC registration fees, legal fees and accounting fees incurred related thereto. These expenses are included in other assets on the Consolidated Statements of Assets and Liabilities. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or debt issuance costs, respectively. If no offering is completed prior to the expiration of the shelf registration statement, the deferred costs are charged to expense.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740,  Income Taxes, (“ASC 740”) for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the years ended March 31, 2020, 2019 and 2018.

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

At the year ended March 31, 2020, there was no adjustment made for the dilutive effect of stock-based awards as there are no options to acquire shares of common stock outstanding. At the years ended March 31, 2019 and 2018, weighted-average basic shares were adjusted for the diluted effect of stock-based awards of 7,115 and 64,899, respectively.

Shareholder Distributions Distributions to common shareholders are recorded on the ex-dividend date.  The amount of distributions, if any, is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

Presentation Presentation of certain amounts in the Consolidated Financial Statements for the prior year comparative financial statements is updated to conform to the current period presentation.

Recently Issued or Adopted Accounting Standards In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. CSWC adopted ASU 2016-02 effective April 1, 2019. Under ASC 842, Leases, ("ASC 842"), CSWC evaluates leases to determine if the leases are considered financing or operating leases. The Company currently has one operating lease for office space for which the Company has recorded a right-of-use asset and lease liability for the operating lease obligation included in other assets and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities. Non-lease components (maintenance, property tax, insurance and parking) are not included in the lease cost. The lease expense is presented as a single lease cost that is amortized on a straight-line basis over the life of the lease.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. CSWC elected to early adopt ASU 2018-13 effective April 1, 2019. No significant changes to the fair value disclosures were necessary in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

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

3.     INVESTMENTS

The following tables show the composition of the investment portfolio, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2020 and 2019:

		Percentage of			Percentage of
	Fair	Total Portfolio	Percentage of		Total Portfolio
	Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2020:
First lien loans[1]	$427,447	77.3%	157.0%	$446,925	74.6%
Second lien loans[2]	37,139	6.7	13.6	38,580	6.4
Subordinated debt	9,747	1.8	3.6	9,980	1.7
Preferred equity	16,624	3.0	6.1	12,576	2.1
Common equity & warrants	22,355	4.0	8.2	21,609	3.6
Financial instruments[3]	—	—	—	1,517	0.3
I-45 SLF LLC[4]	39,760	7.2	14.6	68,000	11.3
	$553,072	100.0%	203.1%	$599,187	100.0%
March 31, 2019:
First lien loans[1]	$317,544	60.6%	97.4%	$319,278	66.8%
Second lien loans[2]	35,896	6.8	11.0	36,057	7.5
Subordinated debt	14,287	2.7	4.4	14,458	3.0
Preferred equity	17,936	3.4	5.5	7,894	1.7
Common equity & warrants	72,665	14.0	22.3	32,368	6.8
I-45 SLF LLC[4]	65,743	12.5	20.1	68,000	14.2
	$524,071	100.0%	160.7%	$478,055	100.0%

[1]
Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of March 31, 2020 and 2019, the fair value of the first lien last out loans are $59.5 million and $38.6 million, respectively.

[2]
Included in second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of March 31, 2020 and 2019, the fair value of the split lien term loans are $19.9 million and $18.3 million, respectively.

[3]	Included in financial instruments is the earnout received in connection with the sale of Media Recovery, Inc.

[4]
I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 16 for further discussion.

The following tables show the composition of the investment portfolio by industry, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2020 and 2019:

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2020:
Business Services	$92,365	16.7%	33.9%	$92,879	15.5%
Media, Marketing, & Entertainment	54,494	10.0	20.0	45,202	7.5
Healthcare Services	51,037	9.2	18.7	66,744	11.1
I-45 SLF LLC[1]	39,760	7.2	14.6	68,000	11.3
Industrial Services	35,956	6.5	13.2	35,931	6.0
Software & IT Services	35,690	6.5	13.1	35,353	5.9
Distribution	31,632	5.7	11.6	32,229	5.5
Financial Services	30,586	5.5	11.2	29,651	4.9
Healthcare Products	29,775	5.4	10.9	29,832	5.0
Food, Agriculture & Beverage	25,624	4.6	9.4	30,937	5.2
Consumer Products and Retail	23,157	4.2	8.5	23,549	3.9
Transportation & Logistics	22,218	4.0	8.2	18,903	3.2
Consumer Services	21,403	3.9	7.9	21,118	3.5
Technology Products & Components	14,610	2.6	5.4	14,457	2.4
Environmental Services	12,148	2.2	4.5	13,889	2.3
Commodities & Mining	10,411	1.9	3.8	10,458	1.7
Energy Services (Midstream)	9,445	1.7	3.5	9,532	1.6
Restaurants	5,621	1.0	2.1	8,113	1.4
Telecommunications	4,140	0.7	1.5	7,928	1.3
Paper & Forest Products	3,000	0.5	1.1	2,965	0.5
Industrial Products	—	—	—	1,517	0.3
	$553,072	100.0%	203.1%	$599,187	100.0%

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2019:
I-45 SLF LLC[1]	$65,743	12.5%	20.2%	$68,000	14.2%
Healthcare Services	62,719	12.0	19.2	62,701	13.1
Media, Marketing, & Entertainment	59,410	11.3	18.2	54,079	11.3
Industrial Products	52,760	10.1	16.2	5,415	1.1
Business Services	52,405	10.0	16.1	51,688	10.8
Environmental Services	32,941	6.3	10.1	33,873	7.1
Healthcare Products	29,964	5.7	9.2	29,826	6.2
Food, Agriculture & Beverage	28,352	5.4	8.7	30,991	6.5
Distribution	25,680	4.9	7.9	25,558	5.4
Consumer Products and Retail	23,618	4.5	7.2	23,762	5.0
Consumer Services	22,630	4.3	6.9	22,274	4.7
Transportation & Logistics	17,869	3.4	5.5	17,074	3.6
Energy Services (Midstream)	9,783	1.9	3.0	9,747	2.0
Financial Services	9,707	1.8	3.0	9,596	2.0
Commodities & Mining	8,511	1.6	2.6	8,383	1.8
Restaurants	7,912	1.5	2.4	7,978	1.7
Software & IT Services	6,128	1.2	1.9	6,277	1.3
Telecommunications	5,056	1.0	1.5	7,876	1.6
Paper & Forest Products	2,883	0.6	0.9	2,957	0.6
	$524,071	100.0%	160.7%	$478,055	100.0%

[1]
I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 16 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2020 and 2019:

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2020:
Southwest	$167,082	30.2%	61.3%	$167,192	27.9%
Northeast	124,250	22.4	45.6	121,201	20.2
Southeast	107,541	19.4	39.5	122,547	20.5
I-45 SLF LLC[1]	39,760	7.2	14.6	68,000	11.3
West	58,985	10.7	21.7	65,135	10.9
Midwest	43,454	7.9	16.0	43,214	7.2
International	12,000	2.2	4.4	11,898	2.0
	$553,072	100.0%	203.1%	$599,187	100.0%
March 31, 2019:
Southwest	$139,306	26.6%	42.7%	$89,399	18.7%
Northeast	125,657	24.0	38.5	122,404	25.6
Southeast	119,280	22.8	36.6	120,889	25.3
I-45 SLF LLC[1]	65,743	12.5	20.2	68,000	14.2
West	38,455	7.3	11.8	41,647	8.7
Midwest	35,630	6.8	10.9	35,716	7.5
	$524,071	100.0%	160.7%	$478,055	100.0%

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

As of March 31, 2020 and 2019, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value ("NAV")) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2020 and 2019 (in thousands):

		Fair Value Measurements
		at March 31, 2020 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$427,447	—	—	$427,447
Second lien loans	37,139	—	—	37,139
Subordinated debt	9,747	—	—	9,747
Preferred equity	16,624	—	—	16,624
Common equity & warrants	22,355	—	—	22,355
Investments measured at net asset value[1]	39,760	—	—	—
Total Investments	$553,072	—	—	$513,312

		Fair Value Measurements
		at March 31, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category2	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$317,544	—	—	$317,544
Second lien loans	35,896	—	—	35,896
Subordinated debt	14,287	—	—	14,287
Preferred equity	17,936	—	—	17,936
Common equity & warrants	72,665	—	—	72,665
Investments measured at net asset value[1]	65,743	—	—	—
Total Investments	$524,071	—	—	$458,328

[1]
Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at March 31, 2020 and 2019, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The table below presents the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at March 31, 2020 and 2019.  Unobservable inputs were weighted by the relative fair value of the investments. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	March 31, 2020	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average
First lien loans	Income Approach	$401,266	Discount Rate	7.0% - 52.5%	12.0%
			Third Party Broker Quote	43.8 - 56.5	49.9
	Market Approach	26,181	Cost	98.0 - 98.2	98.1
Second lien loans	Income Approach	37,139	Discount Rate	10.3% - 19.8%	12.7%
			Third Party Broker Quote	37.5	37.5
Subordinated debt	Income Approach	9,747	Discount Rate	13.3%	13.3%
Preferred equity	Enterprise Value Waterfall Approach	16,624	EBITDA Multiple	7.4x - 11.4x	9.3x
			Discount Rate	17.2% - 22.9%	19.3%
Common equity & warrants	Enterprise Value Waterfall Approach	22,355	EBITDA Multiple	5.3x - 11.4x	8.2x
			Discount Rate	15.4% - 22.7%	19.2%
Financial instruments	Option Pricing Model	—	Assumed Volatility	2.0%	2.0%
Total Level 3 Investments		$513,312

		Fair Value at	Significant
	Valuation	March 31, 2019	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average
First lien loans	Income Approach	$248,404	Discount Rate	9.6% - 20.5%	12.1%
			Third Party Broker Quote	65.6 - 97.5	90.1
	Market Approach	69,140	Cost	97.0 - 99.0	97.7
			Exit Value	100.0 - 102.0	101.4
Second lien loans	Income Approach	35,896	Discount Rate	11.5% - 41.9%	13.9%
			Third Party Broker Quote	55	55.0
Subordinated debt	Income Approach	14,287	Discount Rate	12.6% - 15.0%	13.4%
Preferred equity	Enterprise Value Waterfall Approach	17,936	EBITDA Multiple	7.7x - 10.2x	9.5x
			Discount Rate	15.5% - 19.3%	17.8%
Common equity & warrants	Enterprise Value Waterfall Approach	71,665	EBITDA Multiple	4.6x - 10.7x	8.8x
			Discount Rate	13.9% - 21.0%	18.4%
	Market Approach	1,000	Cost	100.0	100.0
Total Level 3 Investments		$458,328

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value hierarchy to another. During the years ended March 31, 2020 and 2019, we had no transfers between levels.

The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the years ended March 31, 2020 and 2019 (in thousands):

	Fair Value 3/31/2019	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion of Security	Fair Value 3/31/2020	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$317,544	$(16,987)	$189,293	$(51,133)	$1,360	$(12,630)	$—	$427,447	$(17,370)
Second lien loans	35,896	(1,279)	2,121	(250)	651	—	—	37,139	(1,279)
Subordinated debt	14,287	(30)	47	(4,569)	12	—	—	9,747	(94)
Preferred equity	17,936	555	4,563	—	55	(8,081)	1,596	16,624	1,000
Common equity & warrants	72,665	(784)	1,003	—	—	(48,933)	(1,596)	22,355	2,291
Financial Instruments	—	(1,517)	1,517	—	—	—	—	—	(1,517)
Total Investments	$458,328	$(20,042)	$198,544	$(55,952)	$2,078	$(69,644)	$—	$513,312	$(16,969)

	Fair Value 3/31/2018	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion of Security from Debt to Equity	Fair Value 3/31/2019	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$197,110	$(3,640)	$186,601	$(33,226)	$43	$(28,805)	$(539)	$317,544	$(3,675)
Second lien loans	23,229	(226)	21,274	(8,562)	181	—	—	35,896	(228)
Subordinated debt	18,783	(2)	60	(4,600)	46	—	—	14,287	12
Preferred equity	38,541	10,997	2,657	—	231	(34,490)	—	17,936	4,456
Common equity & warrants	48,319	6,611	17,196	—	—	—	539	72,665	6,612
Total Investments	$325,982	$13,740	$227,788	$(46,388)	$501	$(63,295)	$—	$458,328	$7,177

[1]	Includes purchases of new investments, as well as discount accretion on existing investments.

5.     BORROWINGS

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of March 31, 2020, the Company’s asset coverage was 189%.

The Company had the following borrowings outstanding as of March 31, 2020 and 2019 (amounts in thousands):

	March 31, 2020	March 31, 2019
Credit Facility	$154,000	$141,000

December 2022 Notes	77,136	77,136
Less: Unamortized debt issuance costs and debt discount	(1,324)	(2,037)
Total December 2022 Notes	75,812	75,099

October 2024 Notes	75,000	—
Less: Unamortized debt issuance costs and debt discount	(1,516)	—
Total October 2024 Notes	73,484	—

Total Borrowings	$303,296	$216,099

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

On May 23, 2019, CSWC entered into an Incremental Assumption Agreement that increased the total commitments under the accordion feature of the Credit Facility by $25 million, which increased total commitments from $270 million to $295 million. On March 19, 2020, CSWC entered into an Incremental Assumption Agreement that increased the total commitments under the accordion feature of the Credit Facility by $30 million, which increased total commitments from $295 million to $325 million.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of March 31, 2020, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At March 31, 2020, CSWC had $154.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $8.3 million and $7.3 million, respectively, for the years ended March 31, 2020 and 2019. The weighted average interest rate on the Credit Facility was 4.82% and 5.41%, respectively, for the years ended March 31, 2020 and 2019. Average borrowings for the years ended March 31, 2020 and 2019 were $134.7 million and $99.8 million, respectively. As of March 31, 2020 and 2019, CSWC was in compliance with all financial covenants under the Credit Facility.

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

On June 11, 2018, the Company entered into an ATM debt distribution agreement, pursuant to which it may offer for sale, from time to time, up to $50 million in aggregate principal amount of December 2022 Notes through B. Riley FBR, Inc., acting as its sales agent (the “2022 Notes Agent”). Sales of the December 2022 Notes may be made in negotiated transactions or transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market, or similar securities exchanges or sales made through a market maker other than on an exchange at prices related to prevailing market prices or at negotiated prices.

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

During the year ended March 31, 2020, the Company did not sell any December 2022 Notes. The Company has no current intention of issuing additional December 2022 Notes under this ATM debt distribution agreement. Accordingly, during the three months ended June 30, 2019, the Company amortized $0.2 million of the remaining debt issuance costs associated with the ATM debt distribution agreement, which is included in interest expense in the Consolidated Statement of Operations for the year ended March 31, 2020.

All issuances of December 2022 Notes rank equally in right of payment and form a single series of notes.

As of March 31, 2020, the carrying amount of the December 2022 Notes was $75.8 million on an aggregate principal amount of $77.1 million at a weighted average effective yield of 5.93%. As of March 31, 2020, the fair value of the December 2022 Notes was $67.9 million. The fair value is based on the closing price of the security of The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs, of $5.3 million and $4.8 million for the years ended March 31, 2020 and 2019, respectively. Average borrowings for the years ended March 31, 2020 and 2019 were $77.1 million and $70.1 million, respectively.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to a limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act or any successor provision thereto after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of March 31, 2020, the Company was in compliance with all covenants of the December 2022 Notes.

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

As of March 31, 2020, the carrying amount of the October 2024 Notes was $73.5 million on an aggregate principal amount of $75.0 million at a weighted average effective yield of 5.375%. As of March 31, 2020, the fair value of the October 2024 Notes was $65.7 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $2.2 million for the year ended March 31, 2020. Since the issuance of the October 2024 Notes, average borrowings were $74.4 million.

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

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2020 is as follows:

	Years Ending March 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Credit Facility	$—	$—	$—	$154,000	$—	$—	$154,000
December 2022 Notes	—	—	77,136	—	—	—	77,136
October 2024 Notes	—	—	—	—	75,000	—	75,000
Total	$—	$—	$77,136	$154,000	$75,000	$—	$306,136

6.     INCOME TAXES

We have elected to be treated as a RIC under Subchapter M of the Code and have a tax year end of December 31.  In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable income, as defined by the Code, to our shareholders in a timely manner.  Investment company income generally includes net short-term capital gains but excludes net long-term capital gains.  A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that is distributed to its shareholders, including “deemed distributions” as discussed below.  As part of maintaining RIC tax treatment, undistributed taxable income, which is subject to a 4% non-deductible U.S. federal excise tax, pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (1) the filing of the U.S. federal income tax return for the applicable fiscal year or (2) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

For the tax years ended December 31, 2019, 2018 and 2017, CSWC qualified for RIC tax treatment.  We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, CSWC’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by CSWC.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2020, CSWC declared regular dividends in the amount of $9.5 million, or $0.51 per share ($0.41 per share in regular dividends and $0.10 in supplemental dividends). During the tax year ended December 31, 2019, we declared total dividends of $49.2 million or $2.72 per share ($1.57 per share in regular dividends, $0.40 per share in supplemental dividends and $0.75 in special dividends). We declared quarterly dividends of $0.48 per share in March 2019 ($0.38 per share in regular dividends and $0.10 per share in supplemental dividends), $0.49 per share ($0.39 per share in regular dividends and $0.10 per share in supplemental dividends) in June 2019, $0.50 per share ($0.40 per share in regular dividends and $0.10 per share in supplemental dividends) in September 2019, and $1.25 per share ($0.40 per share in regular dividends, $0.10 per share in supplemental dividends and $0.75 in special dividends) in December 2019. For the tax year ended December 31, 2018, we declared total dividends of $34.2 million or $2.07 per share. We declared quarterly dividends of $0.28 per share in March 2018, $0.89 per share ($0.29 per share in regular dividends and $0.60 per share in supplemental dividends) in June 2018, $0.44 per share ($0.34 per share in regular dividends and $0.10 per share in supplemental dividends) in September 2018, and $0.46 per share ($0.36 per share in regular dividends and $0.10 per share in supplemental dividends) in December 2018. For the tax year ended December 31, 2017, we declared total dividends of $18.3 million, or $1.16 per share. We declared quarterly dividends of $0.45 per share ($0.19 in regular dividends and $0.26 in supplemental dividends) in March 2017, $0.21 per share in June 2017, $0.24 per share in September 2017, and $0.26 per share in December 2017.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly for the fiscal years ended March 31, 2020 and 2019, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Year ended	Year ended
	March 31, 2020	March 31, 2019
Additional capital	$10,808	$(1,798)
Total distributable earnings	$(10,808)	$1,798

The determination of the tax attributes of CSWC’s distributions is made after tax year end, based upon its taxable income for the full tax year and distributions paid for the full tax year. Therefore, the determination of tax attributes made on an interim basis for fiscal year end may not be representative of the actual tax attributes determined at tax year end.

For tax purposes, the 2019 dividends totaled $2.72 per share and were comprised of (1) ordinary income totaling approximately $1.3033 per share and (2) long-term capital gains totaling approximately $1.4167 per share. Included in ordinary income per share is approximately $0.189 per share of qualified dividend income. In addition, 88.73% of each of the ordinary distributions represent interest-related dividends and 2.64% of the ordinary distribution paid on March 29, 2019 represents short-term capital gains dividends. 95.07% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. Of the qualified dividends of $3.2 million, 14.5% are eligible for the dividends received deduction. For tax purposes, the 2018 dividends totaled $2.07 per share and were comprised of (1) ordinary income totaling approximately $0.739 per share, (2) long term capital gains totaling approximately $1.332 per share, and (3) qualified dividend income totaling approximately $0.121 per share. In addition, 57.99% of each of the ordinary distributions represent interest-related dividends and 37.08% of each of the ordinary distributions represents short-term capital gains dividends. 98.24% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. Of the qualified dividends of $1.9 million, 16.4% are eligible for the dividends received deduction.

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

The tax character of distributions paid for the tax years ended December 31, 2019 and 2018 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2019	2018
Ordinary income	$22,405	$11,723
Distributions of long term capital gains	25,703	21,625
Distributions on tax basis[1]	$48,108	$33,348

[1]	Includes only those distributions which reduce estimated taxable income.

As of March 31, 2020, CSWC estimates that it has cumulative undistributed taxable income of approximately $25.9 million, or $1.44 per share, that will be carried forward toward distributions to be paid in future periods. We intend to meet the applicable qualifications to be taxed as a RIC in future periods.

The following reconciles net (decrease) increase in assets resulting from operations to estimated RIC taxable income for the years ended March 31, 2020, 2019 and 2018:

	Years ended March 31,
	2020	2019	2018
Reconciliation of RIC Taxable Income[1]
Net (decrease) increase in net assets resulting from operations	$(22,351)	$33,058	$39,307
Net change in unrealized depreciation (appreciation) on investments	92,814	11,506	(21,492)
Income/gain (expense/loss) recognized for tax on pass-through entities	177	223	(403)
Realized (loss) gain recognized for tax	(2,302)	761	643
Net operating loss - management company and taxable subsidiary	(587)	(256)	316
Non-deductible tax expense	4,572	881	228
Other book tax differences	(304)	98	(62)
Estimated taxable income (loss) before deductions for distributions	$72,019	$46,271	$18,537
Distributions[2]:
Ordinary	$23,540	$15,468	$7,020
Capital gains	25,703	21,625	930
Deemed distributions	16,483	—	—
Distributions payable[2]	—	—	4,421
Estimated annual RIC undistributed taxable income	$6,293	$9,178	$6,166

[1]
The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.

[2]	Includes only those distributions which reduce estimated taxable income.

As of March 31, 2020, 2019 and 2018, the components of estimated RIC accumulated earnings on a tax basis were as follows (amounts in thousands):

	Years ended March 31,
Components of RIC Accumulated Earnings on a Tax Basis[1]	2020	2019	2018
Undistributed ordinary income - tax basis	$25,766	$19,532	$13,427
Undistributed net realized gain	749	384	2,276
Unrealized (depreciation) appreciation on investments	(47,487)	45,724	57,264
Other temporary differences	—	(917)	(321)
Distributions payable[2]	—	—	(4,421)
Components of distributable earnings at year-end	$(20,972)	$64,723	$68,225

[1]
The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.

[2]	Includes only those distributions which reduce estimated taxable income.

As of March 31, 2020, including the RIC and the Taxable Subsidiary, the cost of investments for U.S. federal income tax purposes was $597.7 million, with such investments having a gross unrealized appreciation of $19.3 million and gross unrealized depreciation of $63.4 million.

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

CSMC and the Taxable Subsidiary, wholly-owned subsidiaries of CSWC, are not RICs and are required to pay taxes at the current corporate rate. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on their taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC and the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan and bonus accruals are also recorded on a quarterly basis. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of March 31, 2020 and 2019, CSMC had a deferred tax asset of approximately $1.4 million and $1.8 million, respectively. As of March 31, 2020, we believe that we will be able to utilize all $1.4 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets. As of March 31, 2020 and 2019, the Taxable Subsidiary had a deferred tax liability of $1.0 million and a deferred tax asset of $26.8 thousand, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of March 31, 2020 and 2019 (amounts in thousands):

	Years ended
	2020	2019
Deferred tax asset:
Net operating loss carryforwards	$—	$132
Compensation	776	1,020
Pension liability	647	596
Net unrealized depreciation on investments	—	27
Other	(21)	32
Total deferred tax asset	1,402	1,807
Deferred tax liabilities:
Net unrealized appreciation on investments	(963)	—
Total deferred tax liabilities	(963)	—
Total net deferred tax assets	$439	$1,807

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

The income tax expense, or benefit, and the related tax assets and liabilities generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the year ended March 31, 2020, we recognized total net income tax expense of $2.1 million, principally consisting of a $1.1 million accrual for a 4% U.S. federal excise tax on our estimated undistributed taxable income, a provision for U.S. federal income taxes relating to CSMC of $0.7 million (of which $0.3 million is current expense and $0.4 million is deferred expense) and $0.3 million of deferred tax expense relating to the Taxable Subsidiary. For the year ended March 31, 2019, we recognized a total net income tax provision of $1.0 million, principally consisting of a $0.9 million accrual for a 4% U.S. federal excise tax on our estimated undistributed taxable income, a provision for deferred U.S. federal income taxes relating to CSMC of $0.2 million and a $0.1 million benefit relating to the Taxable Subsidiary.

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

The following table sets forth the significant components of the income tax expense as of March 31, 2020, 2019 and 2018 (amounts in thousands):

	Years ended March 31,
Components of Income Tax Expense	2020	2019	2018
Statutory federal income tax	$270	$73	$(91)
162(m) limitation	1,488	476	710
Excise tax	1,110	880	228
Valuation allowance	—	—	(1,324)
Tax related to Taxable Subsidiary	315	(109)	—
Prior year deferred tax true-up	—	—	(164)
Compensation benefits	(1,129)	(280)	(426)
Tax Reform	—	—	1,246
Other	8	8	16
Total income tax expense	$2,062	$1,048	$195

7.     SHAREHOLDERS’ EQUITY

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received the Exemptive Order that supersedes the Original Order and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. During the year ended March 31, 2020, the Company repurchased 19,865 shares at an aggregate cost of approximately $0.4 million and a weighted average price per share of $21.04 in connection with the vesting of restricted stock awards. During the year ended March 31, 2019, the Company repurchased 9,732 shares at an aggregate cost of approximately $0.2 million and a weighted average price per share of $19.18 in connection with the vesting of restricted stock awards.

On March 4, 2019, the Company established an "at-the-market" offering (the "Equity ATM Program") which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50,000,000. On February 4, 2020, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $100,000,000 from $50,000,000 and (ii) added two additional sales agents to the Equity ATM Program. During the year ended March 31, 2020, the Company sold 1,231,432 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.71 per share, raising $26.7 million of gross proceeds. Net proceeds were $26.2 million, after deducting commissions to the sales agents on shares sold. During the year ended March 31, 2019, the Company sold 263,656 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.47 per share, raising $5.7 million of gross proceeds. Net proceeds were $5.5 million after commissions to the sales agents on shares sold.

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

During the year ended March 31, 2020, the Company repurchased a total of 794,180 shares at an average price of $11.57 per share, including commissions paid and, as a result, the Company may repurchase up to an additional $43 thousand of its common stock under the share repurchase program. During the year ended March 31, 2019, the Company repurchased a total of 10,452 shares at an average price of $17.72 per share, including commissions paid. The following table summarizes the Company’s share repurchases under the program for the years ended March 31, 2020 and 2019:

	Year Ended March 31,
Repurchases of Common Stock	2020	2019
Number of shares repurchased	794,180	10,452
Cost of shares repurchased, including commissions	$9,209,154	$185,217
Weighted average price per share	$11.57	$17.72
Net asset value per share at quarter end prior to repurchase	$16.74	$18.84
Weighted average discount to net asset value at quarter end prior to repurchase	30.9%	5.9%

8.     EMPLOYEE STOCK BASED COMPENSATION PLANS

Stock Awards

Under the 2010 Restricted Stock Award Plan, a restricted stock award is an award of shares of our common stock, which have full voting and dividend rights but are restricted with regard to sale or transfer.  Restricted stock awards are independent of stock grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing. Unless otherwise specified in the award agreement, these shares vest in equal annual installments over a four-year period from the grant date and are expensed over the vesting period starting on the grant date.

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

The following table summarizes the restricted stock available for issuance for the year ended March 31, 2020:

Restricted stock available for issuance as of March 31, 2019	657,627
Additional restricted stock approved under the plan	—
Restricted stock granted during the year ended March 31, 2020	(97,845)
Restricted stock forfeited during the year ended March 31, 2020	20,150
Restricted stock available for issuance as of March 31, 2020	579,932

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant, on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the fiscal years ended March 31, 2020, 2019, and 2018, we recognized total share based compensation expense of $2.9 million, $2.2 million and $1.7 million, respectively, related to the restricted stock issued to our employees and officers.

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

As of March 31, 2020, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $5.7 million, which will be amortized over the weighted-average vesting period of approximately 2.4 years.

The following table summarizes the restricted stock outstanding as of March 31, 2020:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2018	372,163	$15.82	2.9
Granted	204,400	19.19	3.6
Vested	(120,286)	15.86	—
Forfeited	(2,250)	15.60	—
Unvested at March 31, 2019	454,027	$17.33	2.8
Granted	97,845	21.11	3.6
Vested	(172,136)	16.58	—
Forfeited	(20,150)	18.78	—
Unvested at March 31, 2020	359,586	$18.64	2.4

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

At March 31, 2020, there are no options to acquire shares of common stock outstanding. The 2009 Plan terminated on July 20, 2019, the tenth anniversary of the date that the 2009 Plan was approved by the Company's shareholders.

The following table summarizes activity in the 2009 Plan as of March 31, 2020:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
2009 Plan
Balance at March 31, 2017	206,364	$11.12
Granted	—	—
Exercised	(10,756)	11.66	$58,081
Canceled/Forfeited	—	—
Balance at March 31, 2018	195,608	11.09
Granted	—	—
Exercised	(195,608)	11.09	$1,563,905
Canceled/Forfeited	—	—
Balance at March 31, 2019	—	—
Granted	—	—
Exercised	—	—
Canceled/Forfeited	—	—
Balance at March 31, 2020	—	$—

We recognize compensation cost using the straight-line method for all share-based payments. The fair value of stock options is determined on the date of grant using the Black-Scholes pricing model and is expensed over the requisite service period of the related stock options. Accordingly, for the year ended March 31, 2020, there was no expense recognized. For the years ended March 31, 2019 and 2018, we recognized stock option compensation expense of $38.7 thousand, and $154.6 thousand, respectively, related to the stock options held by our employees and officers. As of March 31, 2020, there is no remaining unrecognized compensation expense related to stock options.

At March 31, 2020, there are no remaining options outstanding. During the year ended March 31, 2019, no options were granted, 11,750 options vested with a total fair value of approximately $0.1 million and 195,608 options were exercised with an average exercise price of $11.09.

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

9.     OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015.  All full-time employees are eligible to participate in the 401K Plan.  The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility.  We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the years ended March 31, 2020, 2019 and 2018, we made matching contributions of approximately $0.2 million, $0.1 million, and $0.1 million, respectively.

10.     RETIREMENT PLANS

Until the Share Distribution, CSWC sponsored a qualified defined benefit pension plan that covered its employees and employees of certain of its controlled affiliates. In connection with the Share Distribution, we entered into an Employee Matters Agreement with CSWI on September 8, 2015, which was amended and restated on September 14, 2015. Under the Employee Matters Agreement, CSWC and CSMC withdrew as participating employers in the qualified defined benefit pension plan and CSWI became the Sponsoring Employer of the Qualified Retirement Plan and assumed all the liabilities, assets and future funding obligations for providing benefits for the covered Participants in the Qualified Retirement Plan.

Additionally, CSWC sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan that provides for the payment, upon retirement, of the difference between the maximum annual payment permissible under the qualified retirement plan pursuant to federal limitations and the amount which would otherwise have been payable under the qualified plan. The Company retained all liabilities associated with benefits accrued under the Retirement Restoration Plan on behalf of individuals who remain employees of the Company or CSMC following September 30, 2015 or who terminated employment prior to September 30, 2015 with vested benefits under the Retirement Restoration Plan. Unvested accrued benefits under the Retirement Restoration Plan were forfeited as of September 30, 2015. The Retirement Restoration Plan is a frozen plan under which no new service cost is being accrued by plan participants.

The following tables set forth the Retirement Restoration Plan’s net pension benefit and benefit obligation amounts at March 31, 2020, 2019 and 2018, as well as amounts recognized in our Consolidated Statements of Assets and Liabilities at March 31, 2020 and 2019 (amounts in thousands):

	Years ended March 31,
	2020	2019	2018
Net pension cost
Interest cost on projected benefit obligation	$111	$113	$116
Net amortization	31	46	48
Net pension cost from restoration plan	$142	$159	$164

	Years ended March 31,
	2020	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$3,073	$2,937	$3,020
Interest cost	111	113	116
Actuarial loss	122	232	11
Benefits paid	(224)	(209)	(210)
Benefit obligation at end of year	$3,082	$3,073	$2,937

	Years ended March 31,
	2020	2019
Amounts recognized in our Consolidated Statements of Assets and Liabilities
Projected benefit obligation	$(3,082)	$(3,073)
Net actuarial loss recognized as a component of equity	1,091	1,000
Total	$(1,991)	$(2,073)

Accumulated benefit obligation	$(3,082)	$(3,073)

The corridor approach is used to amortize the actuarial gains or losses based on 10% of the projected benefit obligation. The estimated net actuarial loss that will be amortized from equity into net pension cost during 2021 is approximately $35.0 thousand.

The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years ended March 31,
	2020	2019	2018
Discount rate	3.25%	3.75%	4.00%

The following assumptions were used in estimating the net periodic (income)/expense:

	Years ended March 31,
	2020	2019	2018
Discount rate	3.75%	4.00%	4.00%

Following are the expected benefit payments for the next five years and in the aggregate for the years 2026-2030 (amounts in thousands):

	2021	2022	2023	2024	2025	2026-2030
Restoration Plan	$241	$245	$241	$237	$232	$1,074

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

		March 31,	March 31,
		2020	2019
Portfolio Company	Investment Type	(amounts in thousands)
Adams Publishing Group, LLC	Delayed Draw Term Loan	$—	$1,731
American Nuts Operations LLC	Term Loan C	384	438
ASC Ortho Management Company, LLC	Revolving Loan	—	1,500
Clickbooth.com, LLC	Revolving Loan	—	2,000
Danforth Advisors, LLC	Revolving Loan	500	1,000
Dynamic Communities, LLC	Revolving Loan	500	500
ESCP DTFS Inc.	Delayed Draw Term Loan	5,250	—
Environmental Pest Service Management Company, LLC	Delayed Draw Term Loan	525	525
Fast Sandwich, LLC	Revolving Loan	4,150	4,150
ITA Holdings Group, LLC	Revolving Loan	2,000	1,000
JVMC Holdings Corp.	Delayed Draw Term Loan	—	848
NinjaTrader, LLC	Revolving Loan	400	—
Roseland Management, LLC	Revolving Loan	1,500	2,000
Zenfolio Inc.	Revolving Loan	—	2,000
Total unused commitments to extend financing		$15,209	$17,692

As of March 31, 2020, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2020 and March 31, 2019, the Company had $3.4 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2021. As of March 31, 2020 and March 31, 2019, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

Total lease expense incurred for the year ended March 31, 2020 was $229 thousand. Total lease expense for both the two years ended March 31, 2019 and 2018 was $233 thousand. As of March 31, 2020, the asset related to the operating lease was $0.4 million and the lease liability was $0.5 million. As of March 31, 2020, the remaining lease term was 1.8 years and the discount rate was 3.95%.

The following table shows future minimum payments under the Company's operating lease as of March 31, 2020 (in thousands):

Year ending March 31,	Rent Commitment
2021	$266
2022	248
2023	—
2024	—
2025	—
Thereafter	—
Total	$514

Contingencies

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. We have no currently pending material legal proceedings to which we are part or to which any of our assets is subject.

12.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2020 and 2019 (in thousands except per share amounts):

	First	Second	Third	Fourth
2020	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$7,360	$6,815	$7,114	$6,943	$28,232
Net realized gain (loss) on investments, net of tax	1,217	283	40,818	(87)	42,231
Net change in unrealized depreciation on investments, net of tax	(1,864)	(4,369)	(54,765)	(31,816)	(92,814)
Net increase (decrease) in net assets from operations	6,713	2,729	(6,833)	(24,960)	(22,351)
Pre-tax net investment income per share	0.44	0.42	0.44	0.40	1.68
Net investment income per share	0.42	0.38	0.39	0.37	1.57
Net increase (decrease) in net assets from operations per share	0.38	0.15	(0.38)	(1.34)	(1.24)

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$4,617	$5,546	$6,675	$6,872	$23,710
Net realized gain on investments	18,819	94	1,883	58	20,854
Net change in unrealized (depreciation) appreciation on investments, net of tax	(11,783)	948	(4,238)	3,567	(11,506)
Net increase in net assets from operations	11,653	6,588	4,320	10,497	33,058
Pre-tax net investment income per share	0.31	0.36	0.40	0.42	1.48
Net investment income per share	0.29	0.34	0.39	0.40	1.42
Net increase in net assets from operations per share	0.72	0.40	0.25	0.61	1.98

13.     RELATED PARTY TRANSACTIONS

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

During the years ended March 31, 2020, 2019, and 2018, we received management and other fees from certain of our portfolio companies totaling $0.2 million, $0.3 million, and $0.4 million, respectively, which were recognized as fees and other income on the Consolidated Statements of Operations. During the year ended March 31, 2020, we received a transaction fee of $1.2 million in connection with the sale of Media Recovery, Inc. Additionally, as of March 31, 2020 and 2019, we had dividends receivable from I-45 SLF LLC of $2.1 million and $2.5 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

14.     SUBSEQUENT EVENTS

On April 22, 2020, the Board of Directors declared a total dividend of $0.51 per share, comprised of a regular dividend of $0.41 and a supplemental dividend of $0.10, for the quarter ended June 30, 2020. The record date for the dividend is June 15, 2020. The payment date for the dividend is June 30, 2020.

On May 28, 2020, the Board of Directors declared a total dividend of $0.51 per share, comprised of a regular dividend of $0.41 and a supplemental dividend of $0.10, for the quarter ended September 30, 2020. The record date for the dividend is September 15, 2020. The payment date for the dividend is September 30, 2020.
COVID-19
The Company has been closely monitoring the COVID-19 pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. As of June 2, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended March 31, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

15.     SELECTED PER SHARE DATA AND RATIOS

The following presents a summary of the selected per share data for the years ended March 31, 2016 through 2020 (in thousands except per share amounts):

	Years Ended March 31,
Per Share Data:	2020	2019	2018	2017	2016
Investment income[1]	$3.45	$3.10	$2.18	$1.48	$0.58
Operating expenses[1]	(1.76)	(1.62)	(1.16)	(0.87)	(1.34)
Income taxes[1]	(0.12)	(0.06)	(0.01)	(0.11)	0.08
Net investment income (loss)[1]	1.57	1.42	1.01	0.50	(0.68)
Net realized gain (loss), net of tax[1]	2.35	1.24	0.10	0.50	(0.88)
Net change in unrealized (depreciation) appreciation on investments, net of tax[1]	(5.16)	(0.68)	1.34	0.49	1.02
Total (decrease) increase from investment operations	(1.24)	1.98	2.45	1.49	(0.54)
Dividends to shareholders	(2.75)	(2.27)	(0.99)	(0.79)	(0.14)
Distribution from additional capital for spin-off	—	—	—	—	(1.67)
Spin-off Compensation Plan distribution, net of tax	—	—	(0.03)	(0.08)	(0.08)
Decrease in unrealized appreciation due to distributions to CSWI	—	—	—	—	(29.15)
Exercise of employee stock options[2]	—	(0.12)	0.01	(0.09)	0.03
(Issuance) forfeiture of restricted stock[3]	(0.06)	(0.23)	(0.18)	(0.15)	(0.49)
Accretive (dilutive) effect of share issuances and repurchases	0.45	0.06	(0.04)	—	—
Share based compensation expense	0.16	0.13	0.11	0.08	0.08
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(0.01)	(0.01)	—	—
Repurchase of common stock	0.15	—	—	—	—
Net change in pension plan funded status	(0.01)	(0.01)	(0.05)	—	—
Other[4]	(0.19)	0.01	0.01	—	—
Increase (decrease) in net asset value	(3.49)	(0.46)	1.28	0.46	(31.96)
Net asset value
Beginning of year	18.62	19.08	17.80	17.34	49.30
End of year	$15.13	$18.62	$19.08	$17.80	$17.34
Ratios and Supplemental Data
Ratio of operating expenses to average net assets	9.87%	8.61%	6.35%	4.95%	4.48%
Ratio of net investment income to average net assets	8.77%	7.53%	5.51%	2.83%	(2.27)%
Portfolio turnover	22.76%	23.38%	25.42%	23.57%	4.20%
Total investment return[5]	(37.52)%	38.34%	6.61%	27.88%	(20.71)%
Total return based on change in NAV[6]	(3.97)%	9.49%	12.75%	7.21%	(2.15)%
Per share market value at end of year	$11.42	$21.04	$17.02	$16.91	$13.87
Weighted-average basic shares outstanding	18,000	16,727	16,074	15,825	15,636
Weighted-average fully diluted shares outstanding	18,000	16,734	16,139	15,877	15,724
Common shares outstanding at end of year	17,998	17,503	16,162	16,011	15,726

[1]	Based on weighted-average basic shares outstanding for the period.

[2]	Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.

[3]	Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.

[4]
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end. The balance increases with the increase in variability of shares outstanding throughout the year due to share issuance and repurchase activity.

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

16.     SIGNIFICANT SUBSIDIARIES

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

On November 25, 2019, the Company sold its investment in Media Recovery, Inc. Below is certain selected key financial data from Media Recovery, Inc.'s Balance Sheet at March 31, 2020 and 2019 and the twelve months ended March 31, 2020,  2019 and 2018 Income Statement for the periods in which our investment in Media Recovery, Inc. exceeded the threshold in at least one of the tests under Rule 3-09 of Regulation S-X (amounts in thousands).

	March 31, 2020	March 31, 2019
Current Assets	$—	$8,489
Non-Current Assets	—	23,527
Current Liabilities	—	3,089
Non-Current Liabilities	—	1,627

	Twelve Months Ended March 31,
	2020	2019	2018
Revenue	$—	$22,346	$22,242
Income from continuing operations	—	2,124	2,673
Net income	—	2,124	2,673

I-45 SLF LLC

In September 2015, we entered into a limited liability company agreement with Main Street Capital Corporation ("Main Street") to form I-45 SLF LLC (the "I-45 LLC Agreement"). I-45 SLF LLC began investing in UMM syndicated senior secured loans during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF LLC totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street, all of which was funded as of March 31, 2020.  CSWC owns 80% of I-45 SLF LLC and has a profits interest of 75.6%, while Main Street owns 20% and has a profits interest of 24.4%.  I-45 SLF LLC’s Board of Managers make all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street.  On April 30, 2020, pursuant to the terms of the I-45 LLC Agreement, each of CSWC and Main Street made an additional equity capital commitment of $12.8 million and $3.2 million, respectively, which resulted in a total equity capital commitment to I-45 SLF LLC of $80.8 million and $20.2 million, respectively

As of March 31, 2020 and 2019, I-45 SLF LLC had total assets of $177.8 million and $246.5 million, respectively. I-45 SLF LLC had approximately $170.9 million and $237.5 million of credit investments at fair value as of March 31, 2020 and 2019, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of March 31, 2020, no credit investments were unsettled trades. As of March 31, 2019, approximately $0.9 million, of the credit investments were unsettled trades. For the years ended March 31, 2020 and 2019, I-45 SLF LLC declared total dividends of $12.7 million and $12.4 million, respectively.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. The I-45 credit facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity.  Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022 and to reduce the interest rate on borrowings to LIBOR plus 2.4% per annum. In November 2019, the I-45 credit facility was amended to extend the maturity to November 2024 and to reduce the interest rate on borrowings to LIBOR plus 2.25% per annum. Under the I-45 credit facility, $125.0 million has been drawn as of March 31, 2020. On April 30, 2020, the I-45 credit facility was amended to permanently reduce the facility amount through a prepayment of $15.0 million.

Below is a listing of the individual loans in I-45 SLF LLC’s portfolio as of March 31, 2020 and 2019:

I-45 SLF LLC Loan Portfolio as of March 31, 2020

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien - Priming Facility	3/31/2020	P+13.50% (Floor 1.00%)	$1,597,752	$1,597,752	$1,597,752
AAC Holdings, Inc.[5]	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%), 4.00% PIK	7,370,773	7,264,031	3,224,713
ADS Tactical	Aerospace & defense	First Lien	7/26/2023	L+6.25% (Floor 0.75%)	4,947,537	4,928,495	4,734,793
ALKU, LLC	Business services	First Lien	7/29/2026	L+5.50% (Floor 1.00%)	3,000,000	2,971,923	2,820,000
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	6/8/2023	L+6.50% (Floor 1.00%)	6,770,762	6,622,685	3,825,480
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+7.00% (Floor 1.00%), 1.0% PIK	4,573,072	4,560,879	3,795,650
California Pizza Kitchen, Inc.[5]	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,759,837	6,740,537	3,417,943
Corel	Software & IT services	First Lien	7/2/2026	L+5.00%	4,968,750	4,720,313	4,409,766
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.25%	4,950,000	4,909,365	4,677,750
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	6,212,500	6,170,181	5,042,469
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	5,855,755	5,772,233	5,870,395
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000,000	2,975,680	412,500
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,910,000	2,895,349	2,610,270
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	3,301,120	3,255,919	3,251,603
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	5,793,852	5,764,737	5,301,375
Isagenix International, LLC	Consumer products & retail	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	1,953,321	1,938,866	727,612
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,840,000	7,791,185	7,702,800
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,754,117	4,720,532	4,397,558

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate[1]	Principal	Cost	Fair Value[2]
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	L+6.50% (Floor 1.00%)	5,401,756	5,360,681	4,971,150
Lift Brands, Inc.	Consumer services	First Lien	4/16/2023	L+7.00% (Floor 1.00%), 1.0% PIK	4,810,104	4,784,674	3,689,292
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	2,977,500	2,938,297	2,932,838
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	5,953,001	5,917,748	4,911,226
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,518,750	6,485,032	5,382,043
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+9.00% (Floor 1.00%)	3,778,409	3,706,876	3,230,539
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%), 0.75% PIK	4,957,991	4,882,891	4,214,293
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,812,500	2,779,876	1,597,500
Nomad Buyer, Inc.	Healthcare services	First Lien	8/1/2025	L+5.00%	2,955,000	2,818,702	2,748,150
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,895,734	4,813,041	4,364,841
PaySimple - Delayed Draw[3]	Software & IT services	First Lien	8/23/2025	L+5.50%	933,880	919,845	849,831
PaySimple, Inc.	Software & IT services	First Lien	8/23/2025	L+5.50%	4,262,739	4,205,957	3,879,092
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,329,280	6,309,704	5,917,877
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,810,070	4,791,909	4,425,265
PT Network, LLC	Healthcare products	First Lien	11/30/2023	L+5.50% (Floor 1.00%), 2.0% PIK	4,418,280	4,418,279	4,024,169
Signify Health, LLC	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,096,000	5,061,228	4,280,640
Tacala, LLC	Consumer products & retail	Second Lien	2/7/2028	L+7.50%	4,500,000	4,492,489	3,521,250
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	3,815,993	3,800,086	3,186,354
TestEquity, LLC - Term Loan B	Capital equipment	First Lien	4/28/2022	L+5.50%	959,034	954,854	800,793
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500,000	2,474,215	1,837,500
The Hoover Group, Inc.	Energy services (midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	6,369,996	6,306,165	5,892,246

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate[1]	Principal	Cost	Fair Value[2]
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,847,569	4,825,207	4,435,525
UniTek Global Services, Inc.	Telecommunications	First Lien	8/26/2024	L+5.50% (Floor 1.00%), 1.0% PIK	2,970,169	2,949,235	2,687,409
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+6.00% (Floor 1.00%)	5,200,139	5,158,075	4,056,108
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,965,000	3,909,608	3,667,625
VIP Cinema Holdings, Inc. - Superiority DIP[5]	Hotel, gaming & leisure	First Lien	5/20/2020	L+8.0%	719,367	707,617	129,486
VIP Cinema Holdings, Inc.[5]	Hotel, gaming & leisure	First Lien	3/1/2023	P+7.00% (Floor 1.00%)	4,375,000	4,364,343	787,500
Wireless Vision Holdings, LLC[4]	Telecommunications	First Lien	9/29/2022	L+8.91% (Floor 1.00%), 1.0% PIK	7,326,695	7,252,903	6,263,591
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	P+6.00%	4,812,500	4,777,378	4,355,313
Total Investments						$207,767,577	$170,859,875

[1]
Represents the interest rate as of March 31, 2020. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“Prime”) which reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime in effect at March 31, 2020.  Certain investments are subject to a LIBOR or Prime interest rate floor.

[2]
Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of the Joint Venture. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

[3]	The investment has approximately $0.5 million in an unfunded delayed draw commitment as of March 31, 2020.

[4]	The investment is structured as a first lien last out term loan and may earn interest in addition to the stated rate.

5	Investment was on non-accrual status as of March 31, 2020, meaning the Company has ceased to recognize interest income on the investment.

I-45 SLF LLC Loan Portfolio as of March 31, 2019

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien	6/30/2023	L+ 6.75% (Floor 1.00%), 4.00% PIK	$7,375,229	$7,253,490	$6,822,087
		First Lien	3/31/2020	L+11.00% (Floor 1.00%)	949,844	940,346	959,343
Allen Media, LLC	Media, marketing & entertainment	First Lien	8/30/2023	L+6.50% (Floor 1.00%)	5,642,857	5,496,176	5,480,625
American Scaffold Holdings, Inc.	Aerospace & defense	First Lien	3/31/2022	L+6.50% (Floor 1.00%)	2,625,000	2,604,634	2,611,875
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	12/8/2021	L+6.50% (Floor 1.00%)	6,881,388	6,641,473	4,515,911
ATI Investment Sub, Inc.	Technology products & components	First Lien	6/22/2021	L+7.25% (Floor 1.00%)	1,817,558	1,795,449	1,691,420
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.00% (Floor 1.00%)	4,688,923	4,665,710	4,454,477
California Pizza Kitchen, Inc.	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,829,887	6,802,221	6,616,487
Chloe Ox Parent, LLC (Censeo Health)	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,148,000	5,105,429	5,148,000
CMN.com, LLC	Consumer services	First Lien	11/3/2021	L+6.00% (Floor 1.00%)	9,431,480	9,347,289	9,431,480
Digital River, Inc.	Software & IT services	First Lien	2/12/2021	L+6.50% (Floor 1.00%)	8,002,967	7,997,848	7,802,893
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.50%	5,000,000	4,951,736	4,987,500
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/31/2024	L+6.50% (Floor 1.00%)	6,562,500	6,508,367	6,439,453
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,256,250	6,149,119	6,256,250
iEnergizer Limited	Business services	First Lien	5/1/2019	L+6.00% (Floor 1.25%)	7,307,444	7,300,086	7,307,444
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000,000	2,968,111	2,700,000
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.50%)	2,940,000	2,920,233	2,892,225
Integro Parent Inc.	Business services	First Lien	10/28/2022	L+5.75% (Floor 1.00%)	4,838,924	4,746,329	4,838,924
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	3,847,499	3,812,532	3,857,137

Isagenix International, LLC	Healthcare products	First Lien	6/16/2025	L+5.75% (Floor 1.00%)	2,062,501	2,044,219	1,851,095
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,920,000	7,855,060	7,920,000
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	3,325,000	3,292,962	3,308,375
Lift Brands, Inc.	Consumer services	First Lien	4/16/2023	L+7.00% (Floor 1.00%)	4,950,000	4,898,080	4,742,100
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	6,016,500	5,972,674	6,061,624
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,693,750	6,647,863	6,246,106
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+7.00% (Floor 1.00%)	4,034,090	3,940,388	3,913,068
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%)	4,987,500	4,894,986	4,987,500
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,887,500	2,845,678	2,844,188
New Era Technology, Inc.[3]	Software & IT services	First Lien	6/22/2023	L+6.50% (Floor 1.00%)	4,407,251	4,336,247	4,349,076
		Delayed Draw Term Loan	6/22/2023	L+6.50% (Floor 1.00%)	221,013	221,551	218,095
New Media Holdings II LLC	Media, marketing & entertainment	First Lien	7/14/2022	L+6.25% (Floor 1.00%)	9,311,991	9,298,489	9,277,071
Nomad Buyer, Inc.	Healthcare services	First Lien	8/1/2025	L+5.00%	2,985,000	2,821,449	2,906,644
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,946,868	4,830,392	4,857,206
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,394,363	6,369,724	6,170,560
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,859,916	4,833,425	4,762,717
PT Network, LLC	Healthcare products	First Lien	11/30/2021	L+5.50% (Floor 1.00%)	4,369,332	4,369,332	4,125,086
STL Parent Corp. (American Railcar)	Transportation & logistics	First Lien	12/5/2022	L+7.00%	3,975,000	3,846,305	3,855,750
Tacala, LLC	Consumer products & retail	Second Lien	1/30/2026	L+7.00%	3,000,000	2,986,989	2,994,750
Teleguam Holdings, LLC	Telecommunications	Second Lien	7/25/2024	L+8.50% (Floor 1.00%)	2,000,000	1,969,537	2,012,500
Terra Millennium Corporation	Industrial products	First Lien	10/31/2022	L+6.75% (Floor 1.00%)	7,526,019	7,478,308	7,488,389
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	4,803,961	4,773,980	4,765,530
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500,000	2,469,503	2,400,000

The Hoover Group, Inc.	Energy services (midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	6,436,593	6,335,553	6,243,495
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,910,038	4,879,401	4,928,450
Turning Point Brands, Inc.	Consumer products & retail	Second Lien	3/7/2024	L+7.00%	3,000,000	2,973,482	3,030,000
UniTek Global Services, Inc.	Telecommunications	First Lien	8/20/2024	L+5.50% (Floor 1.00%)	2,985,000	2,959,958	2,958,135
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.00% (Floor 1.00%)	6,844,420	6,777,409	6,660,510
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien	3/1/2023	L+6.00% (Floor 1.00%)	4,500,000	4,485,268	4,207,500
Wireless Vision Holdings, LLC[4]	Telecommunications	First Lien	9/29/2022	L+8.50% (Floor 1.00%), 1.00% PIK	7,865,229	7,753,144	7,778,711
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,937,500	4,893,176	4,869,609
Total Investments						$242,061,110	$237,547,371

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

[3]	The investment has approximately $0.3 million in an unfunded delayed draw commitment as of March 31, 2019.

4	The investment is structured as a first lien last out term loan and may earn interest in addition to the stated rate.

At March 31, 2020, our investment in I-45 SLF LLC exceeded the 10% threshold in at least one of the tests under Rule 4-08(g) and exceeded the 20% threshold in at least one of the tests under Rule 3-09 of Regulation S-X. Accordingly, we have included as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 the financial statements of I-45 SLF LLC. Below is certain summarized financial information for I-45 SLF LLC as of March 31, 2020 and 2019 and for the years ended March 31, 2020, 2019 and 2018 (amounts in thousands):

	March 31, 2020	March 31, 2019
Selected Balance Sheet Information:
Investments, at fair value (cost $207,768 and $242,061)	$170,860	$237,547
Cash and cash equivalents	3,739	6,406
Due from broker	38	—
Deferred financing costs	2,095	1,615
Interest receivable	1,076	979
Total assets	$177,808	$246,547

Senior credit facility payable	$125,000	$160,000
Payable for unsettled transactions	—	940
Other liabilities	3,029	3,606
Total liabilities	$128,029	$164,546
Members’ equity	49,779	82,001
Total liabilities and net assets	$177,808	$246,547

	Years Ended March 31,
	2020	2019	2018
Selected Statement of Operations Information:
Total revenues	$20,300	$21,397	$17,066
Total expenses	8,045	8,759	6,613
Net investment income	12,255	12,638	10,453
Net unrealized (depreciation) appreciation	(32,394)	(6,647)	(615)
Net realized gains	603	400	1,660
Net (decrease) increase in members’ equity resulting from operations	$(19,536)	$6,391	$11,498

SCHEDULE 12-14

Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2019	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2020
Control Investments
I-45 SLF LLC	80% LLC equity interest	$9,590	$65,743	$—	$—	$—	$(25,983)	$39,760

Prism Spectrum Holdings, LLC	First lien	265	13,461	7	(13,461)	226	(233)	—
	96,498.32 Class A units	—	6,539	—	(6,539)	—	—	—

Media Recovery, Inc.	800,000 shares Series A Convertible Preferred Stock, convertible into 800,000 shares common stock	424	7,795	—	(7,349)	6,549	(6,995)	—
	4,000,002 shares common stock	2,122	44,965	—	(42,394)	37,779	(40,350)	—

Total Control Investments		$12,401	$138,503	$7	$(69,743)	$44,554	$(73,561)	$39,760

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2019	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2020
Affiliate Investments
Chandler Signs, LLC	Senior subordinated debt (12.00% cash, 1.00% PIK)	$422	$4,480	$25	$(4,569)	$32	$32	$—
	1,500,000 units of Class A-1 common stock	8	1,937	—	—	—	1,173	3,110

Dynamic Communities, LLC	Revolving loan	4	—	1	—	—	(1)	—
	First lien	1,152	10,972	41	(280)	—	(805)	9,928
	2,000,000 Preferred units	133	2,849	—	—	—	(999)	1,850

GrammaTech, Inc.	Revolving Loan	14	—	2,460	—	—	—	2,460
	First lien	452	—	11,312	—	—	4	11,316
	1000 Class A Units	—	—	1,000	—	—	—	1,000

ITA Holdings Group, LLC	Revolving loan	228	2,000	2,560	(4,550)	—	(10)	—
	First lien - Term Loan	979	7,475	3,034	(666)	10	47	9,900
	First lien - Term B Loan	610	3,829	1,506	(333)	6	128	5,136
	First Lien - PIK Note A	317	2,005	257	—	—	(29)	2,233
	First Lien - PIK Note B	9	79	7	—	—	2	88
	Warrants	—	1,557	—	—	—	1,205	2,762
	9.25% Class A membership interest	—	923	—	—	—	1,176	2,099
Roseland Management, LLC	Revolving loan	21	—	507	—	—	(7)	500
	First lien	1,011	10,474	32	(105)	—	(32)	10,369
	10,000 Class A Units	—	1,487	—	—	—	(153)	1,334
SIMR, LLC	First lien	1,610	11,403	523	(335)	1	(402)	11,190
	9,374,510.2 Class B Common units	—	5,724	383	—	—	(4,365)	1,742

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2019	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2020
Zenfolio Inc.	Revolving loan	29	—	2,004	—	—	(116)	1,888
	First lien	1,701	13,165	1,076	(500)	8	(622)	13,127
	190 shares of common stock	—	546	—	—	—	(546)	—
Total Affiliate Investments		$8,700	$80,905	$26,728	$(11,338)	$57	$(4,320)	$92,032
Total Control & Affiliate Investments		$21,101	$219,408	$26,735	$(81,081)	$44,611	$(77,881)	$131,792

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

We completed an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective to provide the reasonable assurance described above. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2020. RSM US, LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020, as stated in its report which is included in Item 8 of Part II of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B.     Other Information

FEES AND EXPENSES

The following table is intended to assist you in understanding the costs and expenses you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever there is a reference to fees or expenses paid by “you,” “us” or “CSWC,” or that “we” will pay fees or expenses, you will indirectly bear such fees or expenses as investors in us.

Shareholder Transaction Expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	—%

Annual Expenses (as a percentage of net assets attributable to common stock for the fiscal year ended March 31, 2020):
Operating expenses	5.15%	(4)
Interest payments on borrowed funds	6.72%	(5)
Income tax expense	0.60%	(6)
Acquired fund fees and expenses	2.77%	(7)
Total annual expenses	15.24%

(1)	In the event that our securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.

(2)	In the event that we conduct an offering of our securities, a corresponding prospectus supplement will disclose the estimated offering expenses.

(3)
The expenses of administering our dividend reinvestment plan (“DRIP”) are included in operating expenses. The DRIP does not allow shareholders to sell shares through the DRIP. If a shareholder wishes to sell shares they would be required to select a broker of their choice and pay any fees or other costs associated with the sale.

(4)
Operating expenses in this table represent the estimated annual operating expenses of CSWC and its consolidated subsidiaries based on actual operating expenses for the year ended March 31, 2020. We do not have an investment adviser and are internally managed by our executive officers under the supervision of our board of directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.

(5)
Interest payments on borrowed funds represents our estimated annual interest payments based on actual interest rate terms under our Credit Facility, our anticipated drawdowns from our Credit Facility, the 5.95% Notes due 2022 (the "December 2022 Notes") and the 5.375% Notes due 2024 (the “October 2024 Notes”). As of March 31, 2020, we had $154.0 million outstanding under our Credit Facility, $77.1 million in aggregate principal of our December 2022 Notes outstanding and $75.0 million in aggregate principal of our October 2024 Notes outstanding. Any future issuances of debt securities will be made at the discretion of management and our board of directors after evaluating the investment opportunities and economic situation of the Company and the market as a whole.

(6)
Income tax expense relates to the accrual of (a) deferred and current tax provision (benefit) for U.S. federal income taxes and (b) excise, state and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Income tax expense represents the estimated annual income tax expense of CSWC and its consolidated subsidiaries based actual income tax expense for the year ended March 31, 2020.

(7)
Acquired fund fees and expenses represent the estimated indirect expense incurred due to our investment in the I-45 Senior Loan Fund based upon the actual amount incurred for the fiscal year ended March 31, 2020.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming 5.0% annual return	$152	$412	$621	$984

The example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. In addition, while the example assumes reinvestment of all dividends at NAV, participants in our DRIP will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the average purchase price of all shares of common stock purchased by the administrator of the DRIP in the event that shares are purchased in the open market to satisfy the share requirements of the DRIP, which may be at, above or below NAV. See "Business - Dividend Reinvestment Plan” included in Item I of Part I of this Annual Report on Form 10-K for additional information regarding our DRIP.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2020 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2020, and is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by this Item 11 will be contained in the definitive proxy statement relating to our 2020 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2020, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in the definitive proxy statement relating to our 2020 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2020, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the definitive proxy statement relating to our 2020 annual meeting of shareholders under the headings of “Certain Relationships and Related Transactions” and “Corporate Governance” to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2020, and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the definitive proxy statement relating to our 2020 annual meeting of shareholders under the heading of “Ratification and Appointment of Independent Registered Public Accounting Firm for the Year Ended March 31, 2020” to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2020, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.          Consolidated Financial Statements

2.           Consolidated Financial Statement Schedule

Page
Schedule of Investments in and Advances to Affiliates for the Year Ended March 31, 2020	129

3.           Exhibits

Exhibit No.	Description
2.1	Distribution Agreement, dated September 8, 2015, between the Company and CSW Industrials, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 814-00061) filed on September 14, 2015).

3.1
Articles of Incorporation, dated April 19, 1961, including amendments dated June 30, 1969, July 20, 1987, April 23, 2007 and July 15, 2013 (incorporated by reference to Exhibit (a) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

3.2	Certificate of Amendment to the Articles of Incorporation, dated August 1, 2019 (Incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 814-00061) filed on August 1, 2019).

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

3.4	Amendment to Second Amended and Restated Bylaws of Capital Southwest Corporation (Incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 814-00061) filed April 25, 2019).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 811-01056) filed on June 14, 2002).

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

4.5
Second Supplemental Indenture, dated as of September 27, 2019, relating to the 5.375% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K (File No. 814-00061) filed on September 27, 2019).

Exhibit No.	Description
4.6	Form of 5.375% Notes due 2024 (incorporated by reference to Exhibit 4.3 of Form 8-K (File No. 814-00061) filed on September 27, 2019).

4.7	Dividend Reinvestment Plan (incorporated by reference Exhibit (e) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

4.8	Description of Capital Southwest Corporation's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934*

10.1+
Capital Southwest Corporation and Its Affiliates 2009 Restoration of Retirement Income Plan as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.3 to Form 10-K (File No. 814-00061) filed on May 29, 2009).

10.2+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.3+	Severance Pay Agreement with William M. Ashbaugh (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 811-01056) filed on July 19, 2005).

10.4+
Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.15 to Form 10-K (File No. 814-00061) filed on June 1, 2012).

10.5+
Amendment One to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.16 to Form 10-K (File No. 814-00061) filed on May 31, 2013).

10.6+
Amendment Four to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on August 6, 2015).

10.7+	Joseph B. Armes Revised Offer Letter (incorporated by reference to Exhibit 99.2 to Form 8-K (File No. 814-00061) filed on May 17, 2013).

10.8+	Capital Southwest Corporation 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 814-00061) filed on August 5, 2011).

10.9+	First Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

10.10+	Second Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed August 12, 2015).

10.11+	Third Amendment to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.12+	Capital Southwest Corporation Amended and Restated 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 99.1 to Form S-8 (File No. 333-227117) filed on August 30, 2018).

10.13+	Form of Restricted Stock Award Agreement under the 2010 Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

10.14+	Form of Cash Incentive Award Agreement (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

10.15	Tax Matters Agreement, dated September 8, 2015, between the Company and CSW Industrials, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on September 14, 2015).

10.16+
Amended and Restated Employee Matters Agreement, dated September 4, 2015, between the Company and CSW Industrials, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed on September 14, 2015).

10.17+
Form of Amended and Restated Non-Qualified Stock Option Agreement (Executive Compensation Plan – CSWC Employee Form) (incorporated by reference to Exhibit 10.7 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.18+
Form of Amended and Restated Non-Qualified Stock Option Agreement (Executive Compensation Plan – CSWI Employee Form) (incorporated by reference to Exhibit 10.8 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

Exhibit No.	Description
10.19+
Form of Restricted Stock Agreement under the 2010 Restricted Stock Award Plan (CSWC Employee Form) (incorporated by reference to Exhibit 10.9 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.20+
Form of Amended and Restated Restricted Stock Agreement under the 2010 Restricted Stock Award Plan (CSWI Employee Form) (incorporated by reference to Exhibit 10.10 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.21+
Form of Amended and Restated Restricted Stock Award (Executive Compensation Plan – CSWC Employee Form) (incorporated by reference to Exhibit 10.11 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.22+
Form of Amended and Restated Restricted Stock Award (Executive Compensation Plan – CSWI Employee Form) (incorporated by reference to Exhibit 10.12 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.23+	Form of Amended and Restated Cash Incentive Award Agreement (Executive Compensation Plan) (incorporated by reference to Exhibit 10.13 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.24	I-45 SLF LLC Agreement dated September 9, 2015 (incorporated by reference to Exhibit 10.14 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.25
Guarantee, Pledge and Security Agreement dated August 30, 2016, among the Company, the subsidiary guarantors thereto, ING Capital LLC, and each financing agent and designated indebtedness holder thereto (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed on September 2, 2016).

10.26
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

10.27
Senior Secured Revolving Credit Agreement dated August 30, 2016, among the Company, the lenders party thereto, ING Capital LLC and Texas Capital Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on September 2, 2016).

10.28
Amended and Restated Senior Secured Revolving Credit Agreement dated as of December 21, 2018 among Capital Southwest Corporation, as Borrower, the Lenders party hereto, ING Capital LLC, as Administrative Agent, Arranger and Bookrunner and Texas Capital Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on December 21, 2018).

10.29
Incremental Assumption Agreement, dated August 18, 2017, among the Company, ING Capital LLC and LegacyTexas Bank (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.30
Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated November 16, 2017, among the Company, the lenders party thereto, ING Capital LLC and the subsidiary guarantors thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on November 17, 2017).

10.31
Incremental Assumption Agreement, dated April 16, 2018, among the Company, ING Capital LLC and Hitachi Capital America Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on April 17, 2018).

10.32
Incremental Assumption Agreement, dated as of May 11, 2018 among Capital Southwest Corporation, as Borrower, and ING Capital LLC, as Administrative Agent and Increasing Lender (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on May 14, 2018).

10.33
Incremental Assumption Agreement dated as of May 23, 2019 among Capital Southwest Corporation, as Borrower, ING Capital LLC, as Administrative Agent, and Mutual of Omaha Bank, as Assuming Lender (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on May 23, 2019).

10.34
Incremental Assumption Agreement dated as of March 19, 2020 among Capital Southwest Corporation, as Borrower, ING Capital LLC, as Administrative Agent, and Hancock Whitney Bank, as Assuming Lender (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on March 19, 2020).

10.35
Master Reimbursement Agreement, dated as of May 9, 2018, by and between Capital Southwest Corporation, as Borrower, and ING Capital LLC, as Issuer (incorporated by reference to Exhibit 10.40 to Form 10-K (File No. 814-00061) filed on June 5, 2018).

10.36
Amended and Restated Administration Agreement, dated March 9, 2017, between the Company and Capital Southwest Management Corporation (incorporated by reference to Exhibit (k)(3) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

Exhibit No.	Description
10.37
Custody Agreement, dated August 30, 2016, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit (j)(1) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

10.38
Custody Control Agreement, dated August 30, 2016, between the Company, ING Capital LLC and U.S. Bank National Association (incorporated by reference to Exhibit (j)(2) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

10.39
Document Custody Agreement, dated August 30, 2016, between the Company, ING Capital LLC and U.S. Bank National Association (incorporated by reference to Exhibit (j)(3) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

10.40
Form of Second Amended and Restated Equity Distribution Agreement, dated February 4, 2020, between the Company and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on February 4, 2020).

10.41
Form of Equity Distribution Agreement, dated February 4, 2020, between the Company and each of JMP Securities LLC and B. Riley FBR, Inc., respectively (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed on February 4, 2020).

14	Code of Ethics (incorporated by reference to Exhibit (r) to Registration Statement on Form N-2 (Reg. No 333-220385) filed on September 8, 2017).

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – RSM US LLP (relating to the Company Consolidated Financial Statements).

23.2*	Consent of Independent Auditor – RSM US LLP (relating to I-45 SLF LLC).

31.1*	Certification of Chairman of the Board and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*^	Certification of Chairman of the Board and President required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1*	Audited Consolidated Financial Statements of I-45 SLF LLC as of March 31, 2020 and 2019 and for the years ended March 31, 2020, 2019 and 2018.

99.2*	Report of RSM US LLP on Senior Securities Table for years ended March 31, 2020, 2019, and 2018.

99.3
Report of Grant Thornton on Senior Securities Table for the year ended March 31, 2017 (Incorporated by reference to Exhibit (n)(6) to Registration Statement on Form N-2 (File No. 333-232492) filed on July 1, 2019).

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

Date:  June 2, 2020

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David R. Brooks	Chairman of the Board	June 2, 2020
David R. Brooks

/s/ Christine S. Battist	Director	June 2, 2020
Christine S. Battist

/s/ Jack D. Furst	Director	June 2, 2020
Jack D. Furst

/s/ T. Duane Morgan	Director	June 2, 2020
T. Duane Morgan

/s/ William R. Thomas	Director	June 2, 2020
William R. Thomas

/s/ Bowen S. Diehl	President and Chief Executive Officer	June 2, 2020
Bowen S. Diehl

/s/ Michael S. Sarner	Chief Financial Officer	June 2, 2020
Michael S. Sarner	(Chief Financial/Accounting Officer)