Form 10-Q
period 2020-06-30
CAPITAL SOUTHWEST CORP
filed 2020-08-04
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

18,588,140 shares of Common Stock, $0.25 value per share, as of July 31, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	June 30,	March 31,
	2020	2020
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $434,664 and $436,463, respectively)	$426,386	$421,280
Affiliate investments (Cost: $109,701 and $94,724, respectively)	104,041	92,032
Control investments (Cost: $80,800 and $68,000, respectively)	56,751	39,760
Total investments (Cost: $625,165 and $599,187, respectively)	587,178	553,072
Cash and cash equivalents	14,986	13,744
Receivables:
Dividends and interest	9,927	10,389
Escrow	1,150	1,643
Other	203	51
Income tax receivable	347	147
Deferred tax asset	1,298	1,402
Debt issuance costs (net of accumulated amortization of $2,932 and $2,720, respectively)	2,768	2,980
Other assets	1,239	1,531
Total assets	$619,096	$584,959

Liabilities
December 2022 Notes (Par value: $77,136 and $77,136, respectively)	$75,936	$75,812
October 2024 Notes (Par value: $75,000 and $75,000, respectively)	73,575	73,484
Credit facility	182,000	154,000
Other liabilities	4,688	4,883
Accrued restoration plan liability	3,047	3,082
Income tax payable	467	513
Deferred tax liability	1,524	963
Total liabilities	341,237	312,737

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 20,927,652 shares at June 30, 2020 and 20,337,610 shares at March 31, 2020	5,232	5,085
Additional paid-in capital	316,939	310,846
Total distributable earnings	(20,375)	(19,772)
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	277,859	272,222
Total liabilities and net assets	$619,096	$584,959
Net asset value per share (18,588,140 shares outstanding at June 30, 2020 and 17,998,098 shares outstanding at March 31, 2020)	$14.95	$15.13

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended
	June 30,
	2020	2019
Investment income:
Interest income:
Non-control/Non-affiliate investments	$10,069	$9,031
Affiliate investments	2,576	2,050
Control investments	—	265
Dividend income:
Non-control/Non-affiliate investments	183	87
Affiliate investments	—	19
Control investments	1,774	3,913
Interest income from cash and cash equivalents	3	16
Fees and other income	559	418
Total investment income	15,164	15,799
Operating expenses:
Compensation	1,720	2,021
Share-based compensation	612	837
Interest	4,328	3,806
Professional fees	570	626
Net pension expense	33	36
General and administrative	732	789
Total operating expenses	7,995	8,115
Income before taxes	7,169	7,684
Income tax expense	350	324
Net investment income	$6,819	$7,360

Realized (loss) gain
Non-control/Non-affiliate investments	$(5,547)	$1,049
Affiliate investments	—	1
Control investments	—	167
Total net realized (loss) gain on investments, net of tax	(5,547)	1,217

Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	6,905	(2,972)
Affiliate investments	(2,967)	1,206
Control investments	4,191	85
Income tax (provision) benefit	(524)	(183)
Total net unrealized appreciation (depreciation) on investments, net of tax	7,605	(1,864)

Net realized and unrealized gains (losses) on investments	$2,058	$(647)

Net increase in net assets from operations	$8,877	$6,713

Pre-tax net investment income per share - basic and diluted	$0.40	$0.44
Net investment income per share – basic and diluted	$0.38	$0.42
Net increase in net assets from operations – basic and diluted	$0.49	$0.38
Weighted average shares outstanding – basic	18,147,888	17,535,924
Weighted average shares outstanding – diluted	18,147,888	17,535,924

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	2020	2019

Net assets, March 31	$272,222	$325,963
Operations:
Net investment income	6,819	7,360
Net realized (loss) gain on investments	(5,547)	1,217
Net unrealized appreciation (depreciation) on investments, net of tax	7,605	(1,864)
Net increase in net assets from operations	8,877	6,713
Dividends to shareholders ($0.51 and $0.49 per share, respectively)	(9,480)	(8,629)
Capital share transactions:
Change in restoration plan liability	9	7
Issuance of common stock	5,622	3,972
Share-based compensation expense	612	837
Common stock withheld for payroll taxes upon vesting of restricted stock	(3)	(49)
Increase (decrease) in net assets	5,637	2,851
Net assets, June 30	$277,859	$328,814

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net increase in net assets from operations	$8,877	$6,713
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(37,757)	(35,170)
Proceeds from sales and repayments of debt investments in portfolio companies	7,624	19,669
Proceeds from sales and return of capital of equity investments in portfolio companies	—	6,539
Payment of accreted original issue discounts	14	288
Depreciation and amortization	453	500
Net pension benefit	(27)	(17)
Realized loss (gain) on investments before income tax	5,560	(1,217)
Net unrealized depreciation (appreciation) on investments	(8,129)	1,399
Accretion of discounts on investments	(519)	(472)
Payment-in-kind interest and dividends	(899)	(696)
Stock option and restricted awards expense	612	837
Deferred income taxes	664	321
Changes in other assets and liabilities:
Decrease (increase) in dividend and interest receivable	462	(555)
Decrease (increase) in escrow receivables	493	(48)
(Increase) decrease in tax receivable	(200)	40
(Increase) decrease in other receivables	(151)	144
Decrease (increase) in other assets	263	(275)
(Decrease) increase in taxes payable	(46)	186
Decrease in other liabilities	(193)	(226)
Decrease in payable for unsettled transaction	—	(1,040)
Net cash used in operating activities	(22,899)	(3,080)
Cash flows from financing activities
Proceeds from common stock offering	5,624	4,129
Equity offering costs paid	—	(105)
Borrowings under credit facility	28,000	30,000
Repayments of credit facility	—	(20,000)
Debt issuance costs paid	—	(221)
Dividends to shareholders	(9,480)	(8,629)
Common stock withheld for payroll taxes upon vesting of restricted stock	(3)	(49)
Net cash provided by financing activities	24,141	5,125
Net increase in cash and cash equivalents	1,242	2,045
Cash and cash equivalents at beginning of period	13,744	9,924
Cash and cash equivalents at end of period	$14,986	$11,969
Supplemental cash flow disclosures:
Cash paid for income taxes	$379	$—
Cash paid for interest	2,996	2,721
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien - DIP[10]	Healthcare services	10.00%, 8.00% PIK	6/25/2020	3/25/2021	$2,136	$2,073	$2,136
	First Lien - Priming Facility		P+10.00% (Floor 1.00%)/Q, Current Coupon 13.25%	3/21/2019	4/15/2020	1,968	1,968	1,968
	First Lien[16]		L+6.75% (Floor 1.00%)/Q, 4.00% PIK, Current Coupon 13.33%	6/28/2017	6/30/2023	9,079	8,916	4,067
							12,957	8,171
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.50%	12/13/2018	12/13/2023	9,625	9,478	9,365
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.50% (Floor 1.75%)/Q, Current Coupon 9.25%	7/2/2018	7/2/2023	11,074	10,910	10,443
AG KINGS HOLDINGS INC.	Revolving Loan[10]	Food, agriculture & beverage	L+6.50% (Floor 1.00%)/M, 2.00% PIK	6/9/2020	8/8/2021	—	—	—
	First Lien[16]		L+9.00% (Floor 1.00%)/M, 2.00% PIK, Current Coupon 12.00%	8/4/2016	8/8/2021	9,308	9,194	6,003
							9,194	6,003
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	8/1/2017	2/1/2023	10,100	9,989	9,747
	3.88% membership preferred interest		—	8/1/2017	—	—	2,500	2,335
							12,489	12,082
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.43%	4/10/2018	4/10/2023	17,150	16,935	16,910
	First Lien - Term Loan C10		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.43%	12/21/2018	4/10/2023	1,804	1,782	1,778
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	2,305
							21,717	20,993

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.82%	9/21/2016	6/8/2023	5,923	5,858	3,844
	Second Lien		0.5%, L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 10.81%	11/3/2016	6/6/2024	2,170	2,134	1,118
							7,992	4,962
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	7/29/2016	12/31/2020	11,846	11,820	11,846
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.93%	8/31/2018	8/31/2023	1,500	1,481	1,407
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.93%	8/31/2018	8/31/2023	9,028	8,903	8,469
	Second Lien		13.25% PIK	8/31/2018	12/1/2023	3,831	3,775	3,383
	2,042 Common Units[9]		—	8/31/2018	—	—	750	356
							14,909	13,615
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	3/9/2017	3/9/2022	11,438	11,347	11,141
	900,000 shares of common stock		—	3/9/2017	—	—	900	636
							12,247	11,777
BLASCHAK COAL CORP.	Second Lien- Term Loan[15]	Commodities & mining	L+11.00% (Floor 1.00%)/Q, 1.00% PIK, Current Coupon 13.45%	7/30/2018	7/30/2023	8,645	8,526	8,472
	Second Lien- Term Loan B15		L+11.00% (Floor 1.00%)/Q, 1.00% PIK, Current Coupon 13.43%	3/30/2020	7/30/2023	2,000	1,963	1,960
							10,489	10,432

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
CALIFORNIA PIZZA KITCHEN, INC.	Priority First Lien[10]	Restaurants	L+10.00% (Floor 1.50%)/M, Current Coupon 11.50%	4/27/2020	8/23/2022	383	371	383
	Priority First Lien Rolled Up		L+10.00% (Floor 1.50%)/M, Current Coupon 11.50%	5/12/2020	8/23/2022	679	676	673
	First Lien[16]		L+6.00% (Floor 1.00%)/M, Current Coupon 7.62%	8/19/2016	8/23/2022	4,156	4,138	1,218
							5,185	2,274
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+8.25% (Floor 1.00%)/Q, Current Coupon 9.68%	12/21/2017	7/8/2023	11,097	11,074	11,097
CLICKBOOTH.COM, LLC	Revolving Loan	Media, marketing & entertainment	L+8.50% (Floor 1.00%)/Q, Current Coupon 9.95%	12/5/2017	1/31/2025	1,086	1,079	1,086
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.95%	12/5/2017	1/31/2025	18,881	18,629	18,881
							19,708	19,967
COASTAL TELEVISION BROADCASTING HOLDINGS LLC	Revolving Loan[10]	Media, marketing & entertainment	L+10.00% (Floor 2.00%)	6/4/2020	6/4/2025	—	(10)	—
	First Lien		L+10.00% (Floor 2.00%)/Q, Current Coupon 12.00%	6/4/2020	6/4/2025	8,900	8,725	8,725
							8,715	8,725
DANFORTH ADVISORS, LLC[13]	Revolving Loan[10]	Business services	L+7.25% (Floor 2.00%)	9/28/2018	9/28/2023	—	(13)	—
	First Lien		L+7.25% (Floor 2.00%)/Q, Current Coupon 9.25%	9/28/2018	9/28/2023	6,634	6,540	6,634
	875 Class A equity units[9]		—	9/28/2018	—	—	875	1,677
							7,402	8,311
DRIVEN, INC.	First Lien	Business Services	L+8.00% (Floor 2.00%)/Q, Current Coupon 10.00%	6/28/2019	6/28/2024	11,910	11,710	11,910
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 9.75%	9/28/2016	8/26/2023	3,000	2,967	3,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.00%(Floor 1.00%)/Q, Current Coupon 8.45%	6/22/2018	6/22/2023	15,251	15,075	15,251
	Delayed Draw Term Loan[10]		L+7.00%(Floor 1.00%)/Q, Current Coupon 8.45%	6/22/2018	6/22/2023	6,095	6,002	6,095
							21,077	21,346
ESCP DTFS, INC.	First Lien - Term Loan A	Industrial services	L+6.50%(Floor 1.75%)/Q, Current Coupon 8.25%	1/31/2020	1/31/2025	5,350	5,257	5,099
	First Lien - Term Loan B		L+8.50%(Floor 1.75%)/Q, Current Coupon 10.25%	1/31/2020	1/31/2025	5,350	5,257	5,099
	Delayed Draw Term Loan A1[10]		L+6.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(10)	—
	Delayed Draw Term Loan A2[10]		L+8.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(10)	—
	Delayed Draw Term Loan B1		L+6.50%(Floor 1.75%), Current Coupon 8.25%	1/31/2020	1/31/2025	500	490	476
	Delayed Draw Term Loan B2		L+8.50%(Floor 1.75%), Current Coupon 10.25%	1/31/2020	1/31/2025	500	490	476
							11,474	11,150
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	5/23/2023	—	(40)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.43%	5/24/2018	5/23/2023	3,421	3,385	3,284
							3,345	3,284
GS OPERATING, LLC	First Lien	Distribution	L+6.50%(Floor 1.50%)/M, Current Coupon 8.00%	3/6/2020	2/24/2025	7,980	7,829	7,924
ICS DISTRIBUTION, LLC[8]	First Lien	Industrial services	L+8.20%(Floor 2.00%)/Q, Current Coupon 10.20%	10/31/2019	10/29/2024	18,000	17,634	17,640
IENERGIZER LIMITED	First Lien[9]	Business services	L+6.00%(Floor 1.00%)/M, Current Coupon 7.00%	4/17/2019	4/17/2024	11,250	11,160	11,250
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	2/28/2019	2/28/2024	7,390	7,331	7,390

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
LANDPOINT HOLDCO, INC.	First Lien	Business Services	L+7.00%(Floor 1.00%)/Q, Current Coupon 8.43%	12/30/2019	12/30/2024	19,335	18,981	18,523
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	11/15/2017	11/15/2022	11,512	11,382	11,512
	110,000 units of Class A common stock[9]		—	11/15/2017	—	—	1,100	1,722
							12,482	13,234
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien	Environmental services	6.75%, L+2.25% PIK (Floor 2.00%)/Q, Current Coupon 11.00%	6/30/2017	6/30/2022	13,608	13,542	12,288
	25,603 shares of Series C preferred stock		—	8/13/2018	—	—	25	—
	396,825 shares of Series B preferred stock		—	6/30/2017	—	—	500	—
							14,067	12,288
MEDIA RECOVERY, INC.	Earnout	Industrial products	—	11/25/2019	—	—	1,517	—
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial services	L+6.00% (Floor 1.50%)	12/18/2019	12/18/2024	—	(6)	—
	First Lien		L+6.00% (Floor 1.50%)/Q, Current Coupon 7.50%	12/18/2019	12/18/2024	18,250	17,917	18,250
	2,000,000 Preferred Units[9]		—	12/18/2019	—	—	2,000	2,681
							19,911	20,931
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	12/8/2017	12/20/2025	10,500	9,923	10,206
SCRIP INC.[8]	First Lien	Healthcare products	L+9.82% (Floor 2.00%)/M, Current Coupon 11.82%	3/21/2019	3/21/2024	16,750	16,353	16,482
	100 shares of common stock		—	3/21/2019	—	—	1,000	616
							17,353	17,098
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	6/23/2017	—	—	541	1,282
TRINITY 3, LLC[13]	First Lien	Technology products & components	L+7.50% (Floor 1.50%)/Q, Current Coupon 9.00%	11/15/2019	11/15/2024	14,072	13,818	13,959
	562.5 Class A units[9]		—	11/15/2019	—	—	563	734
							14,381	14,693

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
TINUITI INC.	1,114 Preferred Units	Media, marketing & entertainment	—	2/1/2017	—	—	1,114	3,100
	1,443 Common Units		—	2/1/2017	—	—	277	1,756
							1,391	4,856
USA DEBUSK, LLC	First Lien	Industrial Services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	10/22/2024	7,960	7,820	7,817
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+7.50% (Floor 2.00%)/M, Current Coupon 9.50%	2/17/2017	4/3/2023	11,234	10,485	11,234
	171,617 shares of Series A preferred stock		—	4/3/2019	—	—	1,874	4,174
	Warrants (Expiration - April 3, 2029)		—	4/3/2019	—	—	620	2,120
							12,979	17,528
VTX HOLDINGS, INC.[8]	First Lien	Software & IT services	L+9.15% (Floor 2.00%)/Q, Current Coupon 11.15%	7/23/2019	7/23/2024	21,575	21,107	21,575
	1,397,707 Series A Preferred units		—	7/23/2019	—	—	1,398	1,398
							22,505	22,973

Total Non-control/Non-affiliate Investments							$434,664	$426,386
Affiliate Investments[6]
CENTRAL MEDICAL SUPPLY LLC[13]	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 1.75%)	5/22/2020	5/22/2025	$—	$(29)	$—
	First Lien		L+7.00% (Floor 1.75%)/Q, Current Coupon 8.75%	5/22/2020	5/22/2025	7,500	7,353	7,353
	Delayed Draw Capex Term Loan[10]		L+7.00% (Floor 1.75%)/Q	5/22/2020	5/22/2025	—	(29)	—
	875,000 Preferred Units[9]		—	5/22/2020	5/22/2025	—	875	875
							8,170	8,228
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	1,500	3,110

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
DELPHI BEHAVIORAL HEALTH GROUP, LLC	First Lien	Healthcare services	P+10.00% (Floor 2.00%) PIK/M, Current Coupon 13.25%	4/8/2020	4/7/2023	1,381	1,381	1,382
	First Lien		P+8.00% (Floor 2.00%) PIK/M, Current Coupon 11.12%	4/8/2020	4/7/2023	1,543	1,543	1,543
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	3,614
							6,539	6,539
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+8.50% (Floor 1.00%)	7/17/2018	7/17/2023	—	(3)	—
	First Lien		L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	7/17/2018	7/17/2023	10,710	10,566	9,650
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	1,274
							12,563	10,924
GRAMMATECH, INC.	Revolving Loan	Software & IT services	L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	2,500	2,462	2,460
	First Lien		L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	11,500	11,320	11,316
	1,000 Class A units		—	11/1/2019	—	—	1,000	1,000
							14,782	14,776
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)	2/14/2018	2/14/2023	—	(29)	—
	First Lien - Term Loan		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.43%	2/14/2018	2/14/2023	10,030	9,920	9,900
	First Lien - Term B Loan		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.43%	6/5/2018	2/14/2023	5,015	4,946	5,070
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,485	2,024	2,256
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	98	98	89
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	2,762
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	2,099
							18,997	22,176

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	500	477	500
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	10,342	10,210	10,342
	10,000 Class A Units		—	11/9/2018	—	—	1,000	1,334
							11,687	12,176
SIMR, LLC	First Lien	Healthcare services	L+10.00% (Floor 2.00%)/M, 7.00% PIK, Current Coupon 19.00%	9/7/2018	9/7/2023	11,901	11,740	11,175
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	—
							17,847	11,175
ZENFOLIO INC.	Revolving Loan	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.45%	7/17/2017	7/17/2022	2,000	1,992	1,844
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.45%	7/17/2017	7/17/2022	13,906	13,724	12,821
	190 shares of common stock		—	7/17/2017	—	—	1,900	272
							17,616	14,937

Total Affiliate Investments							$109,701	$104,041

Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$80,800	$56,751
Total Control Investments							$80,800	$56,751

TOTAL INVESTMENTS[12]							$625,165	$587,178

1All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
2All of the Company’s investments, unless otherwise noted, are pledged as collateral for the Company’s senior secured credit facility.

3The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
4The Company's investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not readily available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the Board of Directors, using significant unobservable Level 3 inputs. Refer to Note 4 for further discussion.
5Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At June 30, 2020, approximately 72.6% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 153.5%.
6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At June 30, 2020, approximately 17.7% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 37.4%.
7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At June 30, 2020, approximately 9.7% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 20.4%.
8The investment is structured as a first lien last out term loan.
9Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2020, approximately 14.4% of the Company's assets are non-qualifying assets.
10The investment has an unfunded commitment as of June 30, 2020. Refer to Note 10 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of June 30, 2020, the cumulative gross unrealized appreciation for U.S. federal income tax purposes is approximately $17.8 million; cumulative gross unrealized depreciation for federal income tax purposes is $57.4 million. Cumulative net unrealized depreciation is $39.7 million, based on a tax cost of $623.1 million.
13ASC Ortho Management Company, LLC common units, Danforth Advisors, LLC common units, American Nuts Operations LLC Class A common stock, LGM Pharma, LLC Class A common stock, NinjaTrader, LLC preferred units, Trinity 3, LLC Class A units, Tax Advisors Group, LLC Class A units, Chandler Signs, LP Class A-1 common stock, Central Medical Supply LLC Preferred units, Dynamic Communities, LLC Preferred units, and ITA Holdings Group, LLC membership interest are held through a wholly-owned taxable subsidiary.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which as of June 30, 2020 represented 211.3% of the Company's net assets or 94.9% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Investment is on non-accrual status as of June 30, 2020, meaning the Company has ceased to recognize interest income on the investment.
17Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of June 30, 2020 is included in Note 13. Significant Subsidiaries.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien - Priming Facility	Healthcare services	P +13.50% (Floor 1.00%)/Q, Current Coupon 16.75%	3/21/2019	4/15/2020	$1,968	$1,969	$1,968
	First Lien[16]		L+6.75% (Floor 1.00%)/Q, 4.00% PIK, Current Coupon 13.33%	6/28/2017	6/30/2023	9,079	8,915	3,977
							10,884	5,945
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.50%	12/13/2018	12/13/2023	9,688	9,532	9,445
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.50% (Floor 1.75%)/Q, Current Coupon 9.29%	7/2/2018	7/2/2023	10,730	10,572	10,312
	Delayed Draw Term Loan		L+7.50% (Floor 1.75%)/Q, Current Coupon 9.25%	7/2/2018	7/2/2023	344	320	330
							10,892	10,642
AG KINGS HOLDINGS INC.[8,16]	First Lien	Food, agriculture & beverage	L+10.02% (Floor 1.00%)/M, Current Coupon 12.69%	8/4/2016	8/8/2021	9,308	9,194	5,445
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	8/1/2017	2/1/2023	10,100	9,980	9,747
	3.88% membership preferred interest		—	8/1/2017	—	—	2,500	2,335
							12,480	12,082
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+9.50% (Floor 1.00%)/Q, Current Coupon 11.41%	4/10/2018	4/10/2023	17,194	16,963	16,884
	First Lien - Term Loan C10		L+9.50% (Floor 1.00%)/Q, Current Coupon 11.41%	12/21/2018	4/10/2023	1,804	1,781	1,771
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	1,523
							21,744	20,178
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 8.24%	9/21/2016	6/8/2023	5,926	5,856	3,348
	Second Lien		0.5%, L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 11.35%	11/3/2016	6/6/2024	2,111	2,072	792
							7,928	4,140

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%)/M, Current Coupon 10.95%	7/29/2016	12/31/2020	12,027	11,988	11,991
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.70%	8/31/2018	8/31/2023	1,500	1,480	1,425
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 9.41%	8/31/2018	8/31/2023	9,028	8,894	8,577
	Second Lien		13.25% PIK	8/31/2018	12/1/2023	3,709	3,649	3,275
	2,042 Common Units[9]		—	8/31/2018	—	—	750	356
							14,773	13,633
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 9.96%	3/9/2017	3/9/2022	11,604	11,500	11,163
	900,000 shares of common stock		—	3/9/2017	—	—	900	636
							12,400	11,799
BLASCHAK COAL CORP.	Second Lien- Term Loan[15]	Commodities & mining	L+11.00%/Q, (Floor 1.00%) 1.00% PIK, Current Coupon 13.91%	7/30/2018	7/30/2023	8,624	8,497	8,451
	Second Lien- Term Loan B15		L+11.00%/Q, (Floor 1.00%) 1.00% PIK, Current Coupon 13.43%	3/30/2020	7/30/2023	2,000	1,960	1,960
							10,457	10,411
CALIFORNIA PIZZA KITCHEN, INC.[16]	First Lien	Restaurants	L+6.00% (Floor 1.00%)/M, Current Coupon 7.62%	8/19/2016	8/23/2022	4,825	4,802	2,441
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%/Q, Current Coupon 11.41%	12/21/2017	7/8/2020	11,097	11,068	11,075
CLICKBOOTH.COM, LLC	Revolving Loan	Media, marketing & entertainment	L+8.50% (Floor 1.00%)/Q, Current Coupon 9.5%	12/5/2017	1/31/2025	1,086	1,080	1,086
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 10.41%	12/5/2017	1/31/2025	19,000	18,739	19,000
							19,819	20,086

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
DANFORTH ADVISORS, LLC[13]	Revolving Loan[10]	Business services	L+7.25% (Floor 2.00%)/Q, Current Coupon 9.25%	9/28/2018	9/28/2023	500	486	500
	First Lien		L+7.25% (Floor 2.00%)/Q, Current Coupon 9.25%	9/28/2018	9/28/2023	7,250	7,141	7,250
	875 Class A equity units[9]		—	9/28/2018	—	—	875	1,445
							8,502	9,195
DELPHI INTERMEDIATE HEALTHCO, LLC[16]	Revolving Loan	Healthcare services	L+9.50% (Floor 1.00%)/Q, Current Coupon 11.97%	10/2/2019	10/3/2022	1,223	1,223	1,223
	First Lien		L+9.50% (Floor 1.00%)/Q, Current Coupon 11.20%	11/3/2017	10/3/2022	10,605	10,533	5,101
							11,756	6,324
DRIVEN, INC.	First Lien	Business Services	L+8.00% (Floor 2.00%)/Q, Current Coupon 10.00%	6/28/2019	6/28/2024	11,940	11,730	11,940
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 9.75%	9/28/2016	8/26/2023	3,000	2,965	3,000
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.00%(Floor 1.00%)/Q, Current Coupon 8.91%	6/22/2018	6/22/2023	15,292	15,103	15,292
	Delayed Draw Term Loan[10]		L+7.00%(Floor 1.00%)/Q, Current Coupon 8.91%	6/22/2018	6/22/2023	6,110	6,015	6,111
							21,118	21,403
ESCP DTFS, INC.	First Lien - Term Loan A	Industrial services	L+6.50%(Floor 1.75%)/Q, Current Coupon 8.27%	1/31/2020	1/31/2025	5,350	5,253	5,253
	First Lien - Term Loan B		L+8.50%(Floor 1.75%)/Q, Current Coupon 10.27%	1/31/2020	1/31/2025	5,350	5,253	5,253
	Delayed Draw Term Loan A1[10]		L+6.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(10)	—
	Delayed Draw Term Loan A2[10]		L+8.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(10)	—
	Delayed Draw Term Loan B1[10]		L+6.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(3)	—
	Delayed Draw Term Loan B2[10]		L+8.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(3)	—
							10,480	10,506

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)/Q, 5.0% PIK	5/24/2018	5/23/2023	—	(43)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, 5.0% PIK,Current Coupon 15.91%	5/24/2018	5/23/2023	3,393	3,354	3,179
							3,311	3,179
GS OPERATING, LLC	First Lien	Distribution	L+6.50%(Floor 1.50%)/M, Current Coupon 8.00%	3/6/2020	2/24/2025	8,000	7,842	7,842
ICS DISTRIBUTION, LLC[8]	First Lien	Industrial services	L+8.21%(Floor 2.00%)/Q, Current Coupon 10.21%	10/31/2019	10/29/2024	18,000	17,617	17,617
IENERGIZER LIMITED	First Lien[9]	Business services	L+6.00%(Floor 1.00%)/M, Current Coupon 7.00%	4/17/2019	4/17/2024	12,000	11,899	12,000
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	2/28/2019	2/28/2024	8,183	8,115	8,183
LANDPOINT HOLDCO, INC.	First Lien	Business Services	L+7.00%(Floor 1.00%)/Q, Current Coupon 8.96%	12/30/2019	12/30/2024	19,500	19,128	19,110
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 10.02%	11/15/2017	11/15/2022	11,541	11,400	11,472
	110,000 units of Class A common stock[9]		—	11/15/2017	—	—	1,100	821
							12,500	12,293
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien	Environmental services	6%, L+3.00% PIK (Floor 2.00%)/Q, Current Coupon 11.00%	6/30/2017	6/30/2022	13,439	13,364	12,149
	25,603 shares of Series C preferred stock		—	8/13/2018	—	—	25	—
	396,825 shares of Series B preferred stock		—	6/30/2017	—	—	500	—
							13,889	12,149
MEDIA RECOVERY, INC.	Earnout	Industrial products	—	11/25/2019	—	—	1,517	—

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial Services	L+6.00% (Floor 1.50%)/Q, Current Coupon 7.90%	12/18/2019	12/18/2024	1,100	1,093	1,100
	First Lien		L+6.00% (Floor 1.50%)/Q, Current Coupon 7.90%	12/18/2019	12/18/2024	18,250	17,902	18,250
	2,000,000 Preferred Units[9]		—	12/18/2019		—	2,000	2,000
							20,995	21,350
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 11.26%	12/8/2017	12/20/2025	10,500	9,904	10,217
SCRIP INC.[8]	First Lien	Healthcare products	L+9.86% (Floor 2.00%)/M, Current Coupon 11.86%	3/21/2019	3/21/2024	16,750	16,332	16,482
	100 shares of common stock		—	3/21/2019	—	—	1,000	1,000
							17,332	17,482
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	6/23/2017	—	—	541	1,053
TRINITY 3, LLC	First Lien	Technology products & components	L+7.50% (Floor 1.50%)/Q, Current Coupon 9.41%	11/15/2019	11/15/2024	14,161	13,894	14,048
	562.5 Class A units[9]		—	11/15/2019		—	563	563
							14,457	14,611
TINUITI INC.	1,114 Preferred Units	Media, marketing & entertainment		2/1/2017	—	—	1,114	3,100
	1,443 Common Units			2/1/2017			277	1,756
							1,391	4,856
USA DEBUSK, LLC	First Lien	Industrial Services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	10/22/2024	7,980	7,833	7,833
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+7.5% (Floor 2.00%)/M, Current Coupon 9.5%	2/17/2017	4/3/2023	11,416	10,605	11,416
	171,617 shares of Series A preferred stock		—	4/3/2019		—	1,874	4,776
	Warrants (Expiration - April 3, 2029)		—	4/3/2019	—	—	620	2,718
							13,099	18,910

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
VTX HOLDINGS, INC.[8]	First Lien	Software & IT services	L+8.87% (Floor 2.00%)/Q, Current Coupon 10.87%	7/23/2019	7/23/2024	20,075	19,581	19,914
	1,000,000 series A Preferred units			7/23/2019		—	1,000	1,000
							20,581	20,914

Total Non-control/Non-affiliate Investments							$436,463	$421,280
Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	$1,500	$3,110
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+8.00% (Floor 1.00%)	7/17/2018	7/17/2023	—	(3)	—
	First Lien		L+8.00% (Floor 1.00%)/M, Current Coupon 9.00%	7/17/2018	7/17/2023	10,780	10,625	9,928
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	1,850
							12,622	11,778
GRAMMATECH, INC.	Revolving Loan	Software & IT services	L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	2,500	2,460	2,460
	First Lien		L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	11,500	11,312	11,316
	1,000 Class A units			11/1/2019		—	1,000	1,000
							14,772	14,776
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)	2/14/2018	2/14/2023	—	(31)	—
	First Lien - Term Loan		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.91%	2/14/2018	2/14/2023	10,030	9,910	9,900
	First Lien - Term B Loan		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.91%	6/5/2018	2/14/2023	5,015	4,940	5,136
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,425	1,950	2,233
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	96	96	88

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
March 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	2,762
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	2,099
							18,903	22,218
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	500	475	500
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	10,369	10,228	10,369
	10,000 Class A Units		—	11/9/2018	—	—	1,000	1,334
							11,703	12,203
SIMR, LLC	First Lien	Healthcare services	L+10.00% (Floor 2.00%)/M, 7.00% PIK, Current Coupon 19.00%	9/7/2018	9/7/2023	11,693	11,522	11,190
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	1,742
							17,629	12,932
ZENFOLIO INC.	Revolving Loan	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.34%	7/17/2017	7/17/2022	2,000	1,991	1,888
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.91%	7/17/2017	7/17/2022	13,906	13,704	13,127
	190 shares of common stock		—	7/17/2017	—	—	1,900	—
							17,595	15,015

Total Affiliate Investments							$94,724	$92,032

Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$68,000	$39,760
Total Control Investments							$68,000	$39,760

TOTAL INVESTMENTS[12]							$599,187	$553,072
1All debt investments are income-producing, unless otherwise noted. Equity investments and warrants are non-income producing, unless otherwise noted.

2All of the Company’s investments, unless otherwise noted, are pledged as collateral for the Company’s senior secured credit facility
3The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
4The Company's investment portfolio is comprised entirely of privately held debt and equity securities for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the Board of Directors, using significant unobservable Level 3 inputs. Refer to Note 4 for further discussion.
5Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At March 31, 2020, approximately 76.2% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 154.8%.
6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2020, approximately 16.6% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 33.8%.
7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At March 31, 2020, approximately 7.2% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 14.6%.
8The investment is structured as a first lien last out term loan.
9Indicates assets that are considered "non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2020, approximately 11.9% of the Company's assets are non-qualifying assets.
10The investment has an unfunded commitment as of March 31, 2020. Refer to Note 11 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of March 31, 2020, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $19.3 million; cumulative gross unrealized depreciation for federal income tax purposes is $63.4 million. Cumulative net unrealized depreciation is $44.1 million, based on a tax cost of $597.7 million.
13Our investment in ASC Ortho Management Company, LLC common units, Danforth Advisors, LLC Class A units, American Nuts Operations LLC Class A common stock, LGM Pharma, LLC Class A common stock, NinjaTrader, LLC preferred units, Trinity 3, LLC Class A units, Tax Advisors Group, LLC Class A units, Chandler Signs, LLC Class A-1 common stock, Dynamic Communities, LLC Preferred units, and ITA Holdings Group, LLC Class A membership interest are held through a wholly-owned taxable subsidiary of the Company.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Investment was on non-accrual status as of March 31, 2020, meaning the Company has ceased to recognize interest income on the investment. The current interest rate and terms disclosed on investments on non-accrual reflect the terms at the time of placement on non-accrual status.

17Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2020 and 2019. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our total assets in qualifying assets. As of June 30, 2020, the Company has 85.6% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended June 30, 2020, we satisfied all RIC requirements and have 5.6% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At June 30, 2020 and March 31, 2020, cash balances totaling $13.9 million and $12.6 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2020, we had three investments on non-accrual status, which represent approximately 1.9% of our total investment portfolio's fair value and approximately 3.6% of its cost. As of March 31, 2020, we had four investments on non-accrual status which represent approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three months ended June 30, 2020, approximately 3.4% of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three months ended June 30, 2019, 3.0% of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of the equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. As of June 30, 2020 and March 31, 2020, we have not written off any accrued and uncollected PIK interest and dividends from prior periods. For the three months ended June 30, 2020, we had two investments for which we stopped accruing PIK interest. For the three months ended June 30, 2019, there were no investments for which we stopped accruing PIK interest. For the three months ended June 30, 2020, approximately 7.4% of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income. For the three months ended June 30, 2019, approximately 2.7% of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility and its notes (as discussed further in Note 5). The costs in connection with the credit facility have been capitalized and are amortized into interest expense over the term of the credit facility. The costs in connection with the notes are a direct deduction from the related debt liability and amortized into interest expense over the term of the December 2022 Notes (as defined below) and the October 2024 Notes (as defined below).

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

CSMC, a wholly-owned subsidiary of CSWC, and the Taxable Subsidiary are not RICs and are required to pay taxes at the corporate rate of 21%. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of each of CSMC and the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three months ended June 30, 2020 and 2019.

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

At both the three months ended June 30, 2020 and 2019, there was no adjustment made for the dilutive effect of stock-based awards as there are no options to acquire shares of common stock outstanding.

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

Recently Issued or Adopted Accounting Standards In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and certain lenders, including financial instruments that mature after the end of 2021, when LIBOR will be discontinued. Many of these agreements include language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies and lenders to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022 and the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company does not believe that it will have a material impact on its consolidated financial statements and disclosures.

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company is currently evaluating the impact the Final Rule will have on its consolidated financial statements, but the impact is not expected to be material.

3. INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2020 and March 31, 2020:

	Fair Value	Percentage of Total Portfolio	Percentage of Net Assets	Cost	Percentage of Total Portfolio
	(dollars in thousands)
June 30, 2020:
First lien loans[1]	$439,944	74.9%	158.3%	$455,020	72.8%
Second lien loans[2]	37,504	6.4	13.5	38,766	6.3
Subordinated debt	9,747	1.6	3.5	9,989	1.6
Preferred equity	17,570	3.0	6.3	13,849	2.2
Common equity & warrants	25,662	4.4	9.3	25,224	4.0
Financial instruments[3]	—	—	—	1,517	0.2
I-45 SLF LLC[4]	56,751	9.7	20.4	80,800	12.9
	$587,178	100.0%	211.3%	$625,165	100.0%

March 31, 2020:
First lien loans[1]	$427,447	77.3%	157.0%	$446,925	74.6%
Second lien loans[2]	37,139	6.7	13.6	38,580	6.4
Subordinated debt	9,747	1.8	3.6	9,980	1.7
Preferred equity	16,624	3.0	6.1	12,576	2.1
Common equity & warrants	22,355	4.0	8.2	21,609	3.6
Financial instruments[3]	—	—	—	1,517	0.3
I-45 SLF LLC[4]	39,760	7.2	14.6	68,000	11.3
	$553,072	100.0%	203.1%	$599,187	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of June 30, 2020 and March 31, 2020, the fair value of the first lien last out loans are $55.7 million and $59.5 million, respectively.
2Included in second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of June 30, 2020 and March 31, 2020, the fair value of the split lien term loans are $19.8 million and $19.9 million, respectively.
3Included in financial instruments is the earnout received in connection with the sale of Media Recovery, Inc.
4I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2020 and March 31, 2020:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
June 30, 2020:
Business Services	$89,171	15.2%	32.1%	$90,854	14.5%
Media, Marketing, & Entertainment	61,518	10.5	22.1	53,703	8.6
Healthcare Services	59,904	10.2	21.6	72,107	11.5
I-45 SLF LLC[1]	56,751	9.7	20.4	80,800	12.9
Software & IT Services	37,749	6.4	13.6	37,288	6.0
Industrial Services	36,607	6.2	13.2	36,929	5.9
Distribution	31,547	5.4	11.3	31,897	5.1
Healthcare Products	30,332	5.2	10.9	29,835	4.8
Financial Services	29,603	5.1	10.7	27,783	4.4
Food, Agriculture & Beverage	26,997	4.6	9.7	30,911	4.9
Consumer Products & Retail	23,179	3.9	8.3	23,563	3.8
Transportation & Logistics	22,176	3.8	7.9	18,997	3.0
Consumer Services	21,346	3.6	7.7	21,077	3.4
Technology Products & Components	14,693	2.5	5.3	14,380	2.3
Environmental Services	12,288	2.1	4.4	14,067	2.3
Commodities & Mining	10,432	1.8	3.8	10,489	1.7
Energy Services (Midstream)	9,365	1.6	3.4	9,479	1.5
Restaurants	5,558	0.9	2.0	8,530	1.4
Telecommunications	4,962	0.8	1.8	7,992	1.3
Paper & Forest Products	3,000	0.5	1.1	2,967	0.5
Industrial Products	—	—	—	1,517	0.2
	$587,178	100.0%	211.3%	$625,165	100.0%

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
March 31, 2020:
Business Services	$92,365	16.7%	33.9%	$92,879	15.5%
Media, Marketing, & Entertainment	54,494	10.0	20.0	45,202	7.5
Healthcare Services	51,037	9.2	18.7	66,744	11.1
I-45 SLF LLC[1]	39,760	7.2	14.6	68,000	11.3
Industrial Services	35,956	6.5	13.2	35,931	6.0
Software & IT Services	35,690	6.5	13.1	35,353	5.9
Distribution	31,632	5.7	11.6	32,229	5.5
Financial Services	30,586	5.5	11.2	29,651	4.9
Healthcare Products	29,775	5.4	10.9	29,832	5.0
Food, Agriculture & Beverage	25,624	4.6	9.4	30,937	5.2
Consumer Products and Retail	23,157	4.2	8.5	23,549	3.9
Transportation & Logistics	22,218	4.0	8.2	18,903	3.2
Consumer Services	21,403	3.9	7.9	21,118	3.5
Technology Products & Components	14,610	2.6	5.4	14,457	2.4
Environmental Services	12,148	2.2	4.5	13,889	2.3
Commodities & Mining	10,411	1.9	3.8	10,458	1.7
Energy Services (Midstream)	9,445	1.7	3.5	9,532	1.6
Restaurants	5,621	1.0	2.1	8,113	1.4
Telecommunications	4,140	0.7	1.5	7,928	1.3
Paper & Forest Products	3,000	0.5	1.1	2,965	0.5
Industrial Products	—	—	—	1,517	0.3
	$553,072	100.0%	203.1%	$599,187	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of June 30, 2020 and March 31, 2020:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
June 30, 2020:
Southwest	$167,599	28.5%	60.3%	$170,223	27.2%
Northeast	131,624	22.4	47.4	128,485	20.6
Southeast	109,628	18.7	39.5	118,944	19.0
West	67,860	11.6	24.4	73,143	11.7
I-45 SLF LLC[1]	56,751	9.7	20.4	80,800	12.9
Midwest	42,466	7.2	15.3	42,410	6.8
International	11,250	1.9	4.0	11,160	1.8
	$587,178	100.0%	211.3%	$625,165	100.0%

March 31, 2020:
Southwest	$167,082	30.2%	61.3%	$167,192	27.9%
Northeast	124,250	22.4	45.6	121,201	20.2
Southeast	107,541	19.4	39.5	122,547	20.5
I-45 SLF LLC[1]	39,760	7.2	14.6	68,000	11.3
West	58,985	10.7	21.7	65,135	10.9
Midwest	43,454	7.9	16.0	43,214	7.2
International	12,000	2.2	4.4	11,898	2.0
	$553,072	100.0%	203.1%	$599,187	100.0%

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

The three levels of valuation inputs established by ASC 820 are as follows:

•Level 1: Investments whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Investments whose values are based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3: Investments whose values are based on unobservable inputs that are significant to the overall fair value measurement.
As of June 30, 2020 and March 31, 2020, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value ("NAV") in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:

•Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;
•Current and projected financial condition of the portfolio company;
•Current and projected ability of the portfolio company to service its debt obligations;
•Type and amount of collateral, if any, underlying the investment;
•Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio and net debt/EBITDA ratio) applicable to the investment;
•Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);
•Indicative dealer quotations from brokers, banks, and other market participants;
•Market yields on other securities of similar risk;
•Pending debt or capital restructuring of the portfolio company;
•Projected operating results of the portfolio company;
•Current information regarding any offers to purchase the investment;
•Current ability of the portfolio company to raise any additional financing as needed;
•Changes in the economic environment which may have a material impact on the operating results of the portfolio company;
•Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
•Qualitative assessment of key management;
•Contractual rights, obligations or restrictions associated with the investment; and
•Other factors deemed relevant.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2020 and March 31, 2020 (in thousands):

		Fair Value Measurements
		at June 30, 2020 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$439,944	$—	$—	$439,944
Second lien loans	37,504	—	—	37,504
Subordinated debt	9,747	—	—	9,747
Preferred equity	17,570	—	—	17,570
Common equity & warrants	25,662	—	—	25,662
Investments measured at net asset value[1]	56,751	—	—	—
Total Investments	$587,178	$—	$—	$530,427

		Fair Value Measurements
		at March 31, 2020 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$427,447	$—	$—	$427,447
Second lien loans	37,139	—	—	37,139
Subordinated debt	9,747	—	—	9,747
Preferred equity	16,624	—	—	16,624
Common equity & warrants	22,355	—	—	22,355
Investments measured at net asset value[1]	39,760	—	—	—
Total Investments	$553,072	$—	$—	$513,312

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at June 30, 2020 and March 31, 2020, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.
The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at June 30, 2020 and March 31, 2020. Unobservable inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	June 30, 2020	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$412,420	Discount Rate	7.3% - 26.5%	11.0%
			Third Party Broker Quote	29.3 - 99.0	54.5
	Market Approach	27,524	Cost	98.0 - 100.0	98.5
			Exit Value	64.5	64.5
Second lien loans	Income Approach	37,504	Discount Rate	10.3% - 17.7%	13.3%
			Third Party Broker Quote	51.5	51.5
Subordinated debt	Income Approach	9,747	Discount Rate	18.2%	18.2%
Preferred equity	Enterprise Value Waterfall Approach	16,696	EBITDA Multiple	6.7x - 12.0x	9.5x
			Discount Rate	16.6% - 20.6%	18.9%
	Market Approach	875	Cost
Common equity & warrants	Enterprise Value Waterfall Approach	21,775	EBITDA Multiple	6.0x - 12.0x	8.6x
			Discount Rate	16.9% - 22.5%	19.4%
	Market Approach	3,886	Cost
Financial instruments	Option Pricing Model	—	Assumed Volatility	2.0%	2.0%
Total Level 3 Investments		$530,427

		Fair Value at	Significant
	Valuation	March 31, 2020	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$401,266	Discount Rate	7.0% - 52.5%	12.0%
			Third Party Broker Quote	43.8 - 56.5	49.9
	Market Approach	26,181	Cost	98.0 - 98.2	98.1
Second lien loans	Income Approach	37,139	Discount Rate	10.3% - 19.8%	12.7%
			Third Party Broker Quote	37.5	37.5
Subordinated debt	Income Approach	9,747	Discount Rate	13.3%	13.3%
Preferred equity	Enterprise Value Waterfall Approach	16,624	EBITDA Multiple	7.4x - 11.4x	9.3x
			Discount Rate	17.2% - 22.9%	19.3%
Common equity & warrants	Enterprise Value Waterfall Approach	22,355	EBITDA Multiple	5.3x - 11.4x	8.2x
			Discount Rate	15.4% - 22.7%	19.2%
Financial Instruments	Option Pricing Model	—	Assumed Volatility	2.0%	2.0%
Total Level 3 Investments		$513,312

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three months ended June 30, 2020 and 2019, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the three months ended June 30, 2020 and 2019 (in thousands):

	Fair Value March 31, 2020	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value June 30, 2020	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$427,447	$(1,158)	$24,150	$(7,576)	$696	$—	$(3,615)	$439,944	$(1,031)
Second lien loans	37,139	179	45	(62)	203	—	—	37,504	179
Subordinated debt	9,747	(9)	9	—	—	—	—	9,747	(9)
Preferred equity	16,624	(326)	1,272	—	—	—	—	17,570	(326)
Common equity & warrants	22,355	(308)	—	—	—	—	3,615	25,662	(308)
Financial instruments	—	—	—	—	—	—	—	—	—
Total Investments	$513,312	$(1,622)	$25,476	$(7,638)	$899	$—	$—	$530,427	$(1,495)

	Fair Value March 31, 2019	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value June 30, 2019	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$317,544	$(1,358)	$34,971	$(19,894)	$197	$—	$—	$331,460	$(1,413)
Second lien loans	35,896	(91)	39	(63)	128	—	—	35,909	(91)
Subordinated debt	14,287	24	12	—	12	—	—	14,335	24
Preferred equity	17,936	1,236	—	—	60	—	1,874	21,106	1,236
Common equity & warrants	72,665	996	620	—	—	(6,539)	(1,874)	65,868	1,500
Financial instruments	—	—	—	—	—	—	—	—	—
Total Investments	$458,328	$807	$35,642	$(19,957)	$397	$(6,539)	$—	$468,678	$1,256

1Includes purchases of new investments, as well as discount accretion on existing investments.

5. BORROWINGS

        In accordance with the 1940 Act, with certain limitations, effective April 25 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of June 30, 2020, the Company’s asset coverage was 183%.

        The Company had the following borrowings outstanding as of June 30, 2020 and March 31, 2020 (amounts in thousands):

	June 30, 2020	March 31, 2020
Credit Facility	$182,000	$154,000

December 2022 Notes	77,136	77,136
Less: Unamortized debt issuance costs and debt discount	(1,200)	(1,324)
Total December 2022 Notes	75,936	75,812

October 2024 Notes	75,000	75,000
Less: Unamortized debt issuance costs and debt discount	(1,425)	(1,516)
Total October 2024 Notes	73,575	73,484

Total Borrowings	$331,511	$303,296

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of June 30, 2020, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At June 30, 2020, CSWC had $182.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.9 million for the three months ended June 30, 2020. For the three months ended June 30, 2019, CSWC recognized interest expense of $2.3 million. The weighted average interest rate on the Credit Facility was 3.68% and 5.17%, respectively, for the three months ended June 30, 2020 and 2019. Average borrowings for the three months ended June 30, 2020 and 2019 were $162.9 million and $147.5 million, respectively. As of June 30, 2020, CSWC was in compliance with all financial covenants under the Credit Facility.

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

        The Company has no current intention of issuing additional December 2022 Notes under this ATM debt distribution agreement. Accordingly, during the three months ended June 30, 2019, the Company amortized $0.2 million of the remaining debt issuance costs associated with the ATM debt distribution agreement, which is included in interest expense in the Consolidated Statement of Operations for the quarter ended June 30, 2019.

        As of June 30, 2020, the carrying amount of the December 2022 Notes was $75.9 million on an aggregate principal amount of $77.1 million at a weighted average effective yield of 5.93%. As of June 30, 2020, the fair value of the December 2022 Notes was $75.0 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million for the three months ended June 30, 2020. For the three months ended June 30, 2019, the Company recognized interest expense of $1.5 million. Average borrowings for both the three months ended June 30, 2020 and 2019 were $77.1 million.

        The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of June 30, 2020, the Company was in compliance with all covenants of the December 2022 Notes.

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

        As of June 30, 2020, the carrying amount of the October 2024 Notes was $73.6 million on an aggregate principal amount of $75.0 million at a weighted average effective yield of 5.375%. As of June 30, 2020, the fair value of the October 2024 Notes was $71.4 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.1 million and $0 for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, average borrowings were $75.0 million.

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

As of June 30, 2020, CSWC qualified to be taxed as a RIC. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

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

During the quarter ended March 31, 2020, CSWC declared total dividends of $9.5 million, or $0.51 per share ($0.41 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended June 30, 2020, CSWC declared total dividends of $9.5 million, or $0.51 per share ($0.41 per share in regular dividends and $0.10 in supplemental dividends).

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
Reconciliation of RIC Taxable Income[1]	2020	2019
Net increase in net assets from operations	$8,877	$6,713
Net unrealized (appreciation) depreciation on investments	(7,605)	1,864
Income/gain (expense/loss) recognized for tax on pass-through entities	(58)	92
Loss (gain) recognized on dispositions	192	(930)
Capital loss carryover	5,590	—
Net operating (income) loss - management company and taxable subsidiary	(42)	33
Non-deductible tax expense	210	187
Other book/tax differences	(203)	100
Estimated taxable income before deductions for distributions	$6,961	$8,059

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
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

CSMC and the Taxable Subsidiary, wholly-owned subsidiaries of CSWC, are not RICs and are required to pay taxes at the current corporate rate. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on their taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC and the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan and bonus accruals are also recorded on a quarterly basis. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of June 30, 2020 and March 31, 2020, CSMC had a deferred tax asset of approximately $1.3 million and $1.4 million, respectively. As of June 30, 2020, we believe that we will be able to utilize all $1.3 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets. As of June 30,

2020 and March 31, 2020, the Taxable Subsidiary had a deferred tax liability of $1.5 million and $1.0 million, respectively.

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

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended June 30, 2020, we recognized net income tax expense of $0.4 million, principally consisting of a $0.2 million accrual for a 4% U.S. federal excise tax on our estimated undistributed taxable income, a provision for U.S. federal income taxes relating to CSMC of $0.1 million (all of which is deferred expense) and $0.1 million of deferred tax expense relating to the Taxable Subsidiary. For the three months ended June 30, 2019, we recognized net income tax expense of $0.3 million, principally consisting of an expense for current U.S. federal income taxes of $0.1 million and a $0.2 million accrual for U.S. federal excise tax on our estimated undistributed taxable income.

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

7. SHAREHOLDERS' EQUITY

        On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received the Exemptive Order that supersedes the Original Order and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. During the three months ended June 30, 2020, the Company repurchased 204 shares at an aggregate cost of $3.0 thousand and a weighted average price per share of $14.72 in connection with the vesting of restricted stock awards. During the three months ended June 30, 2019, the Company repurchased 2,258 shares at an aggregate cost of $49.4 thousand and a weighted average price per share of $21.87 in connection with the vesting of restricted stock awards.

        On March 4, 2019, the Company established an "at-the-market" offering (the "Equity ATM Program") which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50,000,000. On February 4, 2020, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $100,000,000 from $50,000,000 and (ii) added two additional sales agents to the Equity ATM Program. During the three months ended June 30, 2020, the Company sold

373,177 shares of its common stock under the Equity ATM Program at a weighted-average price of $15.38 per share, raising $5.7 million of gross proceeds. Net proceeds were $5.6 million after commissions to the sales agents on shares sold. During the three months ended June 30, 2019, the Company sold 195,549 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.66 per share, raising $4.2 million of gross proceeds. Net proceeds were $4.1 million after commissions to the sales agents on shares sold. Cumulative to date, the Company has sold 1,868,265 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.41, raising $38.1 million of gross proceeds. Net proceeds were $37.4 million after commissions to the sales agents on shares sold. As of June 30, 2020, the Company has $61.9 million available under the Equity ATM Program.

        On August 1, 2019, after receiving the requisite shareholder approval, the Company filed an amendment to its Amended and Restated Articles of Incorporation to increase the amount of authorized shares of common stock from 25,000,000 to 40,000,000.

Share Repurchase Program

In January 2016, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10 million of its outstanding common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Securities Exchange Act of 1934. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and the Company shall cease purchasing its common stock under the share purchase program upon the earlier of, among other things: (1) the date on which the aggregate gross dollar amount (inclusive of commission fees) of the Company’s common stock purchased under the share repurchase program meets the threshold set forth in the share repurchase agreement; (2) the date on which the terms set forth in the purchase instructions have been met; or (3) the date that is one trading day after the date on which insider notifies broker in writing that this share repurchase agreement shall terminate.

        On March 26, 2020, the aggregate amount of the Company's common stock purchased (inclusive of commission fees) pursuant to the share repurchase agreement met the threshold set forth in the share repurchase agreement and, as a result, the Company ceased purchasing common stock under the share repurchase program on such date. During both the three months ended June 30, 2020 and 2019, the Company did not repurchase any shares of the Company's common stock under the share repurchase program.

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

The following table summarizes the restricted stock available for issuance for the three months ended June 30, 2020:

Restricted stock available for issuance as of March 31, 2020	579,932
Additional restricted stock approved under the plan	—
Restricted stock granted during the three months ended June 30, 2020	(239,574)
Restricted stock forfeited during the three months ended June 30, 2020	22,505
Restricted stock available for issuance as of June 30, 2020	362,863

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended June 30, 2020 and 2019, we recognized total share based compensation expense of $0.6 million and $0.8 million, respectively, related to the restricted stock issued to our employees and officers.

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

As of June 30, 2020, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $8.3 million, which will be amortized over the weighted-average vesting period of approximately 2.9 years.

The following table summarizes the restricted stock outstanding as of June 30, 2020:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2020	359,586	$18.64	2.4
Granted	239,574	15.18	3.9
Vested	(2,625)	16.11	3.0
Forfeited	(22,505)	18.93	—
Unvested at June 30, 2020	574,030	$17.19	2.9

9. OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During both the three months ended June 30, 2020 and 2019, we made matching contributions of approximately $0.1 million.

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

The balances of unused commitments to extend financing as of June 30, 2020 and March 31, 2020 were as follows (amounts in thousands):

		June 30,	March 31,
Portfolio Company	Investment Type	2020	2020
AAC Holdings	Delayed Draw Term Loan	$3,095	$—
AG Kings	Revolving Loan	1,315	—
American Nuts Operations LLC	Term Loan C	384	384
California Pizza Kitchen	Delayed Draw Term Loan	285	—
Central Medical Supply LLC	Revolving Loan	1,500	—
Central Medical Supply LLC	Delayed Draw Capex Term Loan	1,500	—
Coastal Television Broadcasting Holdings LLC	Revolving Loan	500	—
Danforth Advisors, LLC	Revolving Loan	1,000	500
Dynamic Communities, LLC	Revolving Loan	500	500
Environmental Pest Service Management Company, LLC	Delayed Draw Term Loan	525	525
ESCP DTFS Inc.	Delayed Draw Term Loan	4,250	5,250
Fast Sandwich, LLC	Revolving Loan	3,400	4,150
ITA Holdings Group, LLC	Revolving Loan	2,000	2,000
NinjaTrader, LLC	Revolving Loan	1,500	400
Roseland Management, LLC	Revolving Loan	1,500	1,500
Total unused commitments to extend financing		$23,254	$15,209

        As of June 30, 2020, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2020, the Company had $3.7 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2021 and $0.3 million expire in August 2020. As of June 30, 2020, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

        Total lease expense incurred for both the three months ended June 30, 2020 and 2019 was $58 thousand. As of June 30, 2020, the asset related to the operating lease was $0.3 million and the lease liability was $0.4 million. As of June 30, 2020, the remaining lease term was 1.6 years and the discount rate was 2.80%.

        The following table shows future minimum payments under the Company's operating lease as of June 30, 2020 (in thousands):

Year ending March 31,	Rent Commitment
2021	$201
2022	248
Total	$449

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

During the three months ended June 30, 2020, we did not receive any management fees from our portfolio companies. During the three months ended June 30, 2019, we received management and other fees from certain of our portfolio companies totaling $0.1 million, which were recognized as Fees and other income on the Consolidated Statements of Operations. Additionally, as of June 30, 2020 and March 31, 2020, we had dividends receivable from I-45 SLF LLC of $1.8 million and $2.1 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

12. SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2020 and 2019 (share amounts presented in thousands).

	Three Months Ended
	June 30,
Per Share Data:	2020	2019
Investment income[1]	$0.84	$0.90
Operating expenses[1]	(0.44)	(0.46)
Income taxes[1]	(0.02)	(0.02)
Net investment income[1]	0.38	0.42
Net realized (loss) gain[1]	(0.31)	0.07
Net unrealized appreciation (depreciation) on investments, net of tax[1]	0.42	(0.11)
Total increase from investment operations	0.49	0.38
Accretive effect of share issuances and repurchases	—	0.03
Dividends to shareholders	(0.51)	(0.49)
Issuance of restricted stock[1,2]	(0.18)	—
Share based compensation expense	0.03	0.05
Other[3]	(0.01)	(0.01)
Decrease in net asset value	(0.18)	(0.04)
Net asset value
Beginning of period	15.13	18.62
End of period	$14.95	$18.58

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	2.91%	2.47%
Ratio of net investment income to average net assets[4]	2.48%	2.24%
Portfolio turnover	1.34%	4.98%
Total investment return[4,5]	22.50%	1.90%
Total return based on change in NAV[4,6]	2.18%	2.42%

Per share market value at the end of the period	$13.48	$20.95
Weighted-average common shares outstanding	18,148	17,536
Weighted-average fully diluted shares outstanding	18,148	17,536
Common shares outstanding at end of period	18,588	17,697
1Based on weighted average of common shares outstanding for the period.
2Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.
3Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end. The balance increases with the increase in variability of shares outstanding throughout the year due to share issuance and repurchase activity.
4Not annualized.
5Total investment return based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by CSWC’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.
6Total return based on change in NAV was calculated using the sum of ending NAV plus dividends to shareholders and other non-operating changes during the period, as divided by the beginning NAV, and has not been annualized.

13. SIGNIFICANT SUBSIDIARIES

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street Capital Corporation to form I-45 SLF LLC. I-45 SLF LLC began investing in UMM syndicated senior secured loans during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF LLC totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street Capital Corporation. On April 30, 2020, pursuant to the terms of an amendment to the I-45 LLC Agreement, each of CSWC and Main Street made an additional equity capital commitment of $12.8 million and $3.2 million, respectively, which resulted in a total equity capital commitment to I-45 SLF LLC of $80.8 million and $20.2 million, respectively, all of which was funded as of June 30, 2020. CSWC owns 80% of I-45 SLF LLC and has a profits interest of 75.6%, while Main Street Capital Corporation owns 20% and has a profits interest of 24.4%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital Corporation.

As of June 30, 2020 and March 31, 2020, I-45 SLF LLC had total assets of $180.5 million and $177.8 million, respectively. I-45 SLF LLC had approximately $172.6 million and $170.9 million of credit investments at fair value as of June 30, 2020 and March 31, 2020, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of June 30, 2020, none of the credit investments were unsettled trades. During the three months ended June 30, 2020, I-45 SLF declared a total dividend of $2.3 million of which $1.8 million was paid to CSWC in July 2020.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. The I-45 credit facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. In November 2019, the I-45 credit facility was amended to extend the maturity to November 2024 and to reduce the interest rate on borrowings to LIBOR plus 2.25% per annum. On April 30, 2020, the I-45 credit facility was amended to permanently reduce the I-45 credit facility amount through a prepayment of $15.0 million and to change the minimum utilization requirements. Under the I-45 credit facility, $107.0 million has been drawn as of June 30, 2020.

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of June 30, 2020 and March 31, 2020 (in thousands):

I-45 SLF LLC Loan Portfolio as of June 30, 2020

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien - Priming Facility	4/15/2020	P+10.00% (Floor 1.00%)	$1,598	$1,591	$1,598
		First Lien[6]	6/30/2023	L+ 6.75% (Floor 1.00%), 4.00% PIK	7,371	7,264	3,298
ADS Tactical, Inc.	Aerospace & defense	First Lien	7/26/2023	L+6.25% (Floor 0.75%)	4,934	4,917	4,861
ALKU, LLC	Business services	First Lien	7/29/2026	L+5.50% (Floor 1.00%)	2,992	2,966	2,903
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	6/8/2023	L+6.50% (Floor 1.00%)	6,768	6,642	4,392
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+7.00% (Floor 1.00%), 1.00% PIK	4,541	4,531	4,155
California Pizza Kitchen, Inc.	Restaurants	Priority First Lien[3]	8/23/2022	L+10.00% (Floor 1.50%)	537	537	537
		Priority First Lien Rolled Up	8/23/2022	L+10.00% (Floor 1.50%)	946	946	937
		First Lien[6]	8/23/2022	L+6.00% (Floor 1.00%)	5,823	5,809	1,706
Corel Inc.	Software & IT services	First Lien	7/2/2026	L+5.00%	4,938	4,691	4,678
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.25%	4,938	4,899	4,740
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	6,125	6,085	5,163
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	5,776	5,698	5,665
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000	2,978	157
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,902	2,889	2,419
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	3,289	3,249	3,092
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	5,779	5,752	5,673

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Isagenix International, LLC	Consumer products & retail	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	1,926	1,912	767
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,790	7,745	7,498
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,742	4,710	4,446
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	L+6.50% (Floor 1.00%)	5,389	5,349	5,125
Lift Brands, Inc.	Consumer services	Tranche A	6/29/2025	L+7.50% (Floor 1.00%), 1.00% PIK	2,521	2,521	2,470
		Tranche B	6/29/2025	9.50% PIK	494	494	420
		Tranche C	6/29/2025	—	565	565	480
		Equity	—	—	—	749	749
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	2,970	2,932	2,747
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	5,937	5,904	5,017
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,436	6,405	5,491
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+9.00% (Floor 1.00%)	3,778	3,711	3,230
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%), 0.75% PIK	4,655	4,588	4,143
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,794	2,763	1,289
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,883	4,809	4,789
PaySimple, Inc.	Software & IT services	Delayed Draw Term Loan[4]	8/23/2025	L+5.50%	1,293	1,272	1,164
		First Lien	8/23/2025	L+5.50%	4,252	4,198	3,827
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,313	6,295	6,092
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,798	4,781	3,982
PT Network, LLC	Healthcare products	First Lien	11/30/2023	L+5.50% (Floor 1.00%), 2.00% PIK	4,430	4,430	4,181
Signify Health, LLC	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,083	5,050	4,803

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Tacala, LLC	Consumer products & retail	Second Lien	2/7/2028	L+7.50%	4,500	4,493	4,320
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	3,816	3,802	3,053
		First Lien - Term Loan B	4/28/2022	L+5.50%	957	953	765
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500	2,475	2,238
The Hoover Group, Inc.	Energy services (midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	6,353	6,299	5,877
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,835	4,815	4,569
UniTek Global Services, Inc.	Telecommunications	First Lien	8/26/2024	L+5.50% (Floor 1.00%), 1.00% PIK	2,970	2,950	2,684
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+6.00% (Floor 1.00%)	5,200	5,161	4,175
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,930	3,877	3,920
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien - Superiority DIP	8/7/2020	L+8.00%	432	432	432
		First Lien - Roll-Up DIP[6]	8/7/2020	L+8.00%	1,308	1,308	102
		First Lien[6]	3/1/2023	P+7.00% (Floor 1.00%)	3,067	3,060	240
Wireless Vision Holdings, LLC[5]	Telecommunications	First Lien	9/29/2022	L+8.91% (Floor 1.00%), 1.00% PIK	7,166	7,101	7,166
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,728	4,696	4,326
Total Investments						$204,049	$172,551

1Represents the interest rate as of June 30, 2020. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime in effect at June 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor.
2Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
3The investment has approximately $0.4 million in an unfunded delayed draw commitment as of June 30, 2020.
4The investment has approximately $0.1 million in an unfunded delayed draw commitment as of June 30, 2020.
5The investment is structured as a first lien last out term loan and may earn interest in addition to the stated rate.
6Investment is on non-accrual status as of June 30, 2020, meaning the Company has ceased to recognize interest income on the investment.

I-45 SLF LLC Loan Portfolio as of March 31, 2020

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien - Priming Facility	3/31/2020	P+13.50% (Floor 1.00%)	$1,598	$1,598	$1,598
		First Lien[5]	6/30/2023	L+ 6.75% (Floor 1.00%), 4.00% PIK	7,371	7,264	3,225
ADS Tactical	Aerospace & defense	First Lien	7/26/2023	L+6.25% (Floor 0.75%)	4,948	4,928	4,735
ALKU, LLC	Business services	First Lien	7/29/2026	L+5.50% (Floor 1.00%)	3,000	2,972	2,820
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	6/8/2023	L+6.50% (Floor 1.00%)	6,771	6,623	3,825
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+7.00% (Floor 1.00%), 1.0% PIK	4,573	4,561	3,796
California Pizza Kitchen, Inc.[5]	Restaurants	First Lien	8/23/2022	L+6.00% (Floor 1.00%)	6,760	6,741	3,418
Corel	Software & IT services	First Lien	7/2/2026	L+5.00%	4,969	4,720	4,410
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.25%	4,950	4,909	4,678
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	6,213	6,170	5,042
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	5,856	5,772	5,870
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien	6/21/2023	L+8.75% (Floor 1.00%)	3,000	2,976	413
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,910	2,895	2,610
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	3,301	3,256	3,252
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	5,794	5,765	5,301
Isagenix International, LLC	Consumer products & retail	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	1,953	1,939	728
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00% (Floor 1.00%)	7,840	7,791	7,703
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,754	4,721	4,398
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	L+6.50% (Floor 1.00%)	5,402	5,361	4,971

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Lift Brands, Inc.	Consumer services	First Lien	4/16/2023	L+7.00% (Floor 1.00%), 1.0% PIK	4,810	4,785	3,689
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	2,978	2,938	2,933
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	5,953	5,918	4,911
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,519	6,485	5,382
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+9.00% (Floor 1.00%)	3,778	3,707	3,231
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%), 0.75% PIK	4,958	4,883	4,214
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,813	2,780	1,598
Nomad Buyer, Inc.	Healthcare services	First Lien	8/1/2025	L+5.00%	2,955	2,819	2,748
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,896	4,813	4,365
PaySimple - Delayed Draw[3]	Software & IT services	First Lien	8/23/2025	L+5.50%	934	920	850
PaySimple, Inc.	Software & IT services	First Lien	8/23/2025	L+5.50%	4,263	4,206	3,879
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,329	6,310	5,918
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,810	4,792	4,425
PT Network, LLC	Healthcare products	First Lien	11/30/2023	L+5.50% (Floor 1.00%), 2.0% PIK	4,418	4,418	4,024
Signify Health, LLC	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,096	5,061	4,281
Tacala, LLC	Consumer products & retail	Second Lien	2/7/2028	L+7.50%	4,500	4,492	3,521
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	3,816	3,800	3,186
TestEquity, LLC - Term Loan B	Capital equipment	First Lien	4/28/2022	L+5.50%	959	955	801
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500	2,474	1,838
The Hoover Group, Inc.	Energy services (midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	6,370	6,306	5,892
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,848	4,825	4,436

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
UniTek Global Services, Inc.	Telecommunications	First Lien	8/26/2024	L+5.50% (Floor 1.00%), 1.0% PIK	2,970	2,949	2,687
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+6.00% (Floor 1.00%)	5,200	5,158	4,056
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,965	3,910	3,668
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien - Superiority DIP[5]	5/20/2020	L+8.00%	719	708	129
		First Lien[5]	3/1/2023	P+7.00% (Floor 1.00%)	4,375	4,364	788
Wireless Vision Holdings, LLC[4]	Telecommunications	First Lien	9/29/2022	L+8.91% (Floor 1.00%), 1.0% PIK	7,327	7,253	6,264
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	P+6.00%	4,813	4,777	4,355
Total Investments						$207,768	$170,860

1Represents the interest rate as of March 31, 2020. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“Prime”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime in effect at March 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor.
2Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of the Joint Venture. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
3The investment has approximately $0.5 million in an unfunded delayed draw commitment as of March 31, 2020.
4The investment is structured as a first lien last out term loan and may earn interest in addition to the stated rate.
5Investment was on non-accrual as of March 31, 2020, meaning the Company has ceased to recognize interest income on the investment.

Below is certain summarized financial information for I-45 SLF LLC as of June 30, 2020 and March 31, 2020 and for the three months ended June 30, 2020 and 2019 (amounts in thousands):

	June 30, 2020	March 31, 2020
Selected Balance Sheet Information:
Investments, at fair value (cost $204,049 and $207,768)	$172,551	$170,860
Cash and cash equivalents	5,013	3,739
Due from broker	—	38
Deferred financing costs and other assets	1,913	2,095
Interest receivable	1,069	1,076
Total assets	$180,546	$177,808

Senior credit facility payable	$107,000	$125,000
Other liabilities	2,537	3,029
Total liabilities	$109,537	$128,029
Members’ equity	71,009	49,779
Total liabilities and members' equity	$180,546	$177,808

	Three Months Ended
	June 30, 2020	June 30, 2019
Selected Statement of Operations Information:
Total revenues	$3,766	$5,642
Total expenses	(1,293)	(2,240)
Net investment income	2,473	3,402
Net unrealized appreciation (depreciation)	5,410	(971)
Net realized (losses) gains	(306)	125
Net increase in members’ equity resulting from operations	$7,577	$2,556

14. SUBSEQUENT EVENTS

On July 30, 2020, the Company received a "green light" letter from the U.S. Small Business Administration (the "SBA") inviting the Company to file its application to obtain a license to operate a small business investment company ("SBIC") subsidiary. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBA license, and the Company has received no assurance or indication from the SBA that it will receive an SBIC license, or of a timeframe in which it would receive a license, should one be granted.
COVID-19

Subsequent to quarter ended June 30, 2020, the global outbreak of the coronavirus (“COVID-19”) pandemic continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remains uncertain. As of August 4, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended June 30, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Three Months Ended June 30, 2020
(amounts in thousands)

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2020	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2020
Control Investments
I-45 SLF LLC	80% LLC equity interest	$1,774	$39,760	$12,800	$—	$—	$4,191	$56,751

Total Control Investments		$1,774	$39,760	$12,800	—	$—	$4,191	$56,751

Affiliate Investments
Central Medical Supply LLC	Revolving Loan	$1	$—	$(29)	$—	$—	$29	$—
	First Lien	76	—	7,353	—	—	—	7,353
	Delayed Draw Term Loan	1	—	(29)	—	—	29	—
	875,000 Preferred Units	—	—	875	—	—	—	875

Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	3,110	—	—	—	—	3,110

Delphi Intermediate Healthco LLC	First Lien	42	—	1,381	—	—	—	1,381
	First Lien	39	—	1,543	—	—	—	1,543
	1,681.04 Common Units	—	—	3,615	—	—	—	3,615

Dynamic Communities, LLC	Revolving Loan	1	—	—	—	—	—	—
	First Lien	263	9,928	11	(70)	—	(219)	9,650
	2,000,000 Preferred units	—	1,850	—	—	—	(576)	1,274

GrammaTech, Inc.	Revolving Loan	62	2,460	2	—	—	(2)	2,460
	First Lien	285	11,316	8	—	—	(8)	11,316
	1,000 Class A units	—	1,000	—	—	—	—	1,000

ITA Holdings Group, LLC	Revolving loan	41	—	1,502	(1,500)	—	(2)	—
	First Lien - Term Loan	249	9,900	10	—	—	(10)	9,900
	First Lien - Term Loan B	163	5,136	5	—	—	(71)	5,070
	First Lien - PIK Note A	76	2,233	74	—	—	(51)	2,256
	First Lien - PIK Note B	3	88	2	—	—	(1)	89
	Warrants	—	2,762	—	—	—	—	2,762

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2020	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2020
	9.25% Class A membership interest	—	2,099	—	—	—	—	2,099

Roseland Management, LLC	Revolving loan	15	500	2	—	—	(2)	500
	First lien	244	10,369	7	(26)	—	(8)	10,342
	10,000 Class A Units	—	1,334	—	—	—	—	1,334

SIMR, LLC	First lien	578	11,190	218	—	—	(233)	11,175
	9,374,510.2 Class B Common Units	—	1,742	—	—	—	(1,742)	—

Zenfolio Inc.	Revolving Loan	53	1,888	1	—	—	(45)	1,844
	First Lien	384	13,127	21	—	—	(327)	12,821
	190 shares of common stock	—	—	—	—	—	272	272

Total Affiliate Investments		$2,576	$92,032	$16,572	$(1,596)	$—	$(2,967)	$104,041
Total Control & Affiliate Investments		$4,350	$131,792	$29,372	$(1,596)	$—	$1,224	$160,792

(1)The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.
(2)Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories, respectively.
(3)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest, and accretion of OID. Gross additions also include movement of an existing portfolio company into this category and out of a different category.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include movement of an existing portfolio company out of this category and into a different category.
(5)The schedule does not reflect realized gains or losses on escrow receivables for investments which were previously exited and were not held during the period presented. Gains and losses on escrow receivables are classified in the Consolidated Statements of Operations according to the control classification at the time the investment was exited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” and other similar expressions identify forward-looking statements. These risks include risks related to changes in the markets in which the Company invests; changes in the financial and lending markets; regulatory changes; tax treatment and general economic and business conditions; whether U.S Small Business Administration (the "SBA") ultimately issues the small business investment company ("SBIC") license and the timing thereof; and uncertainties associated with the impact from the COVID-19 pandemic, including its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our ability and their ability to achieve their respective objectives, and the effects of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the fiscal year ended March 31, 2020 and in this Form 10-Q. The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the fiscal year ended March 31, 2020. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

        Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the three months ended June 30, 2020 and 2019, the ratio of our annualized first quarter operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 2.44% and 3.09%, respectively.

COVID-19 Developments

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, restricting travel, and temporarily closing or limiting capacity at many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

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

We have evaluated subsequent events from June 30, 2020 through the filing date of this Quarterly Report on Form 10-Q, August 4, 2020. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarter ended June 30, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of June 30, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our June 30, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The impact to our results going forward may depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the COVID-19 or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2020 and March 31, 2020, our investment portfolio at fair value represented approximately 94.8% and 94.5%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

Due to the inherent uncertainty in the valuation process, our determination of fair value for our investment portfolio may differ materially from the values that would have been determined had a ready market for the securities actually existed. In addition, changes in the market environment (including the impact of COVID-19 on the financial market), portfolio company performance, and other events may occur over the lives of the investments that may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

Our Board of Directors is responsible for determining, in good faith, the fair value of our investments and our valuation procedures, consistent with the 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of June 30, 2020 and March 31, 2020 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2020, we had three investments on non-accrual status, which represent approximately 1.9% of our total investment portfolio's fair value and approximately 3.6% of its cost. As of March 31, 2020, we had four investments on non-accrual status, which represent approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and certain lenders, including financial instruments that mature after the end of 2021, when LIBOR will be discontinued. Many of these agreements include language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies and lenders to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022 and the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company does not believe that it will have a material impact on its consolidated financial statements and disclosures.

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company is currently evaluating the impact the Final Rule will have on its consolidated financial statements, but the impact is not expected to be material.

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

The total value of our investment portfolio was $587.2 million as of June 30, 2020, as compared to $553.1 million as of March 31, 2020. As of June 30, 2020, we had investments in 48 portfolio companies with an aggregate cost of $625.2 million. As of March 31, 2020, we had investments in 46 portfolio companies with an aggregate cost of $599.2 million.

As of June 30, 2020 and March 31, 2020, approximately $469.6 million, or 96.4%, and $459.0 million, or 96.8%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% and 97.6%, respectively, were subject to contractual minimum interest rates. As of June 30, 2020 and March 31, 2020, the weighted average contractual minimum interest rate is 1.41% and 1.38%, respectively. As of June 30, 2020 and March 31, 2020, approximately $17.6 million, or 3.6%, and $15.3 million, or 3.2%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of June 30, 2020 and March 31, 2020 (excluding our investment in I-45 SLF LLC):

	As of June 30, 2020
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	36	11
Fair value	$452,372	$78,055
Cost	$452,387	$91,978
% of portfolio at cost - debt	91.8%	96.1%
% of portfolio at cost - equity	8.2%	3.9%
% of debt investments at cost secured by first lien	84.4%	79.7%
Weighted average annual effective yield (b)	10.8%	6.8%
Weighted average EBITDA (c)	$8,186	$73,121
Weighted average leverage through CSWC security (d)	4.1x	4.4x
(a)At June 30, 2020, we had equity ownership in approximately 63.9% of our LMM investments.
(b)The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of June 30, 2020, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of June 30, 2020, there were three investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)Weighted average EBITDA metric is calculated using investment cost basis weighting. For the quarter ended June 30, 2020, two portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(d)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the quarter ended June 30, 2020, two portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

	As of March 31, 2020
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	34	11
Fair value	$437,142	$76,170
Cost	$435,015	$96,172
% of portfolio at cost - debt	91.8%	100.0%
% of portfolio at cost - equity	8.2%	—
% of debt investments at cost secured by first lien	84.1%	84.5%
Weighted average annual effective yield (b)	11.2%	6.6%
Weighted average EBITDA (c)	$8,322	$74,143
Weighted average leverage through CSWC security (d)	3.7x	4.2x

(a)At March 31, 2020, we had equity ownership in approximately 64.7% of our LMM investments.
(b)The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of March 31, 2020, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of March 31, 2020, there were four investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)Weighted average EBITDA metric is calculated using investment cost basis weighting. For the year ended March 31, 2020, two UMM portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(d)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the year ended March 31, 2020, two UMM portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

•Investment Rating 1 represents the least amount of risk in our portfolio. The investment is performing materially above underwriting expectations and the trends and risk factors are generally favorable.
•Investment Rating 2 indicates the investment is performing as expected at the time of underwriting and the trends and risk factors are generally favorable to neutral.
•Investment Rating 3 involves an investment performing below underwriting expectations and the trends and risk factors are generally neutral to negative. The portfolio company or investment may be out of compliance with financial covenants and interest payments may be impaired, however principal payments are generally not past due.
•Investment Rating 4 indicates that the investment is performing materially below underwriting expectations, the trends and risk factors are generally negative and the risk of the investment has increased substantially. Interest and principal payments on our investment are likely to be impaired.

The COVID-19 pandemic may impact our investment ratings, causing downgrades of certain portfolio companies. As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of June 30, 2020 and March 31, 2020:

	As of June 30, 2020
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$77,447	15.9%
2	342,435	70.3
3	57,242	11.7
4	10,071	2.1
Total	$487,195	100.0%

	As of March 31, 2020
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$53,488	11.3%
2	347,056	73.2
3	59,266	12.5
4	14,523	3.0
Total	$474,333	100.0%

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

As of June 30, 2020, we had three debt investments on non-accrual status, which represent approximately 1.9% of our total investment portfolio's fair value and approximately 3.6% of its cost. As of March 31, 2020, we had four investments on non-accrual status, which represents approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost.

Investment Activity

        During the three months ended June 30, 2020, we made new debt investments in two portfolio companies totaling $16.1 million, follow-on debt investments in four portfolio companies totaling $4.9 million, and equity investments in one existing and one new portfolio companies totaling $1.3 million. We also funded $12.8 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $3.5 million. We funded $2.7 million on revolving loans and received $4.1 million in repayments on revolving loans.

        During the three months ended June 30, 2019, we made new debt investments in two portfolio companies totaling $26.6 million, follow-on debt investments in three portfolio companies totaling $7.3 million, and an equity investment in one existing portfolio company totaling $0.6 million. We received contractual principal repayments totaling approximately $6.5 million and a full prepayment of approximately $13.5 million from one portfolio company. We funded $0.7 million on revolving loans. In addition, we received proceeds from sales of investments totaling $6.5 million.

        Total portfolio investment activity for the three months ended June 30, 2020 and 2019 was as follows (dollars in thousands):

Three months ended June 30, 2020	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Financial Instruments	I-45 SLF, LLC	Total
Fair value, beginning of period	$427,447	$37,139	$9,747	$38,979	$—	$39,760	$553,072
New investments	23,685	—	—	1,272	—	12,800	37,757
Proceeds from sales of investments	—	—	—	—	—	—	—
Principal repayments received	(7,576)	(62)	—	—	—	—	(7,638)
Conversion of security	(3,615)	—	—	3,615	—	—	—
PIK interest earned	696	203	—	—	—	—	899
Accretion of loan discounts	465	45	9	—	—	—	519
Realized (loss) gain	(5,560)	—	—	—	—	—	(5,560)
Unrealized gain (loss)	4,402	179	(9)	(634)	—	4,191	8,129
Fair value, end of period	$439,944	$37,504	$9,747	$43,232	$—	$56,751	$587,178
Weighted average yield on debt investments at end of period							10.08%
Weighted average yield on total investments at end of period							10.36%

Three months ended June 30, 2019	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Financial Instruments	I-45 SLF, LLC	Total
Fair value, beginning of period	$317,544	$35,896	$14,287	$90,601	$—	$65,743	$524,071
New investments	34,550	—	—	620	—	—	35,170
Proceeds from sales of investments	—	—	—	(6,539)	—	—	(6,539)
Principal repayments received	(19,894)	(63)	—	—	—	—	(19,957)
PIK interest earned	197	128	12	60	—	—	397
Accretion of loan discounts	421	39	12	—	—	—	472
Realized gain	287	—	—	988	—	—	1,275
Unrealized gain (loss)	(1,645)	(91)	24	1,244	—	(930)	(1,398)
Fair value, end of period	$331,460	$35,909	$14,335	$86,974	$—	$64,813	$533,491
Weighted average yield on debt investments at end of period							11.73%
Weighted average yield on total investments at end of period							11.62%

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

Comparison of three months ended June 30, 2020 and June 30, 2019

	Three Months Ended
	June 30,		Net Change
	2020	2019	Amount	%
	(in thousands)
Total investment income	$15,164	$15,799	$(635)	(4.0)%
Interest expense	(4,328)	(3,806)	(522)	13.7%
Other operating expenses	(3,667)	(4,309)	642	14.9%
Income before taxes	7,169	7,684	(515)	(6.7)%
Income tax expense	350	324	26	8.0%
Net investment income	6,819	7,360	(541)	(7.4)%
Net realized (loss) gain on investments, net of tax	(5,547)	1,217	(6,764)	(555.8)%
Net unrealized appreciation (depreciation) on investments, net of tax	7,605	(1,864)	9,469	(508.0)%
Net increase in net assets from operations	$8,877	$6,713	$2,164	32.2%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended June 30, 2020, we reported investment income of $15.2 million, a $0.6 million, or 4.0%, decrease as compared to the three months ended June 30, 2019. The decrease was primarily due to a $2.1 million decrease in dividend income as a result of the sale of Media Recovery, Inc. and a decrease in the dividend received from I-45 SLF. This decrease was partially offset by a $1.3 million increase in interest income generated from our debt investments due to a 30.7% increase in the cost basis of debt investments held from $385.5 million to $503.8 million year-over-year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended June 30, 2020, our total interest expense was $4.3 million, an increase of $0.5 million as compared to the total interest expense of $3.8 million for the three months ended June 30, 2019. The increase was primarily attributable to the addition of the October 2024 Notes and an increase of $15.4 million in average borrowings on our Credit Facility, partially offset by a decrease in the weighted average interest rate on our Credit Facility from 5.17% to 3.68% during the three months ended June 30, 2019 and June 30, 2020, respectively.

Salaries, General and Administrative Expenses

For the three months ended June 30, 2020, our total employee compensation expense (including both cash and share-based compensation) decreased by $0.5 million, or 18.4%, as compared to the total employee compensation expense for the three months ended June 30, 2019. The decrease is primarily due to a decrease in accrued bonus compensation, as well as a decrease in share-based compensation as a result of the incremental compensation costs related to the restricted stock award modification during the three months ended June 30, 2019. For the three months ended June 30, 2020, our total general and administrative expense was $1.3 million, a decrease of $0.2 million or 8.0%, as compared to the total general and administrative expense of $1.5 million for the three months ended June 30, 2019. The decrease was primarily due to no employee recruiting costs in connection with the hiring of new employees, as well as a decrease in audit and legal fees during the current quarter.

Net Investment Income

For the three months ended June 30, 2020, income before taxes decreased by $0.5 million, or 6.7%. Net investment income decreased from the prior year period by $0.5 million, or 7.4%, to $6.8 million as a result of a $0.6 million decrease in total investment income and a $0.5 million increase in interest expense, partially offset by a $0.6 million decrease in other operating expenses.

Increase in Net Assets from Operations

During the three months ended June 30, 2020, we recognized net realized losses totaling $5.5 million, which consisted of losses on the restructuring of one non-control/non-affiliate investment partially offset by gains on the partial repayments of debt investments.

In addition, during the three months ended June 30, 2020, we recorded net unrealized appreciation on our current portfolio of $2.7 million, the reversal of $5.4 million of net unrealized depreciation recognized in prior periods due to realized losses described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.5 million, totaling $7.6 million of net unrealized appreciation on investments. Net unrealized appreciation on our current portfolio included unrealized gains on I-45 SLF LLC of $4.2 million and $0.6 million on UMM debt investments, offset by unrealized losses on LMM debt investments of $1.5 million and LMM equity investments of $0.6 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the three months ended June 30, 2019, we recognized realized gains totaling $1.2 million, which consisted of gains on the full repayments of one control investment and partial repayments on eight non-control/non-affiliate investments and one affiliate investment.

In addition, during the three months ended June 30, 2019, we recorded net unrealized appreciation on our current portfolio of less than $0.1 million, the reversal of $1.7 million of net unrealized appreciation recognized in prior periods due to realized gains described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.2 million, which totaled $1.9 million of net unrealized depreciation on investments. Net unrealized appreciation on our current portfolio included unrealized gains on Vistar Media Inc. of $1.7 million, ITA Holdings Group, LLC of $1.3 million and Media Recovery, Inc. of $1.2 million, offset by unrealized losses on American Nuts Operations LLC of $1.7 million and I-45 SLF LLC of $0.9 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

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

Cash Flows

For the three months ended June 30, 2020, we experienced a net increase in cash and cash equivalents in the amount of $1.2 million. During that period, our operating activities used $22.9 million in cash, consisting primarily of new portfolio investments of $37.8 million, partially offset by $7.6 million from sales and repayments received from debt investments in portfolio companies. In addition, our financing activities increased cash by $24.1 million, consisting primarily of borrowings on our Credit Facility of $28.0 million, partially offset by cash dividends paid in the amount of $9.5 million. At June 30, 2020, the Company had cash and cash equivalents of approximately $15.0 million.

For the three months ended June 30, 2019, we experienced a net increase in cash and cash equivalents in the amount of $2.0 million. During that period, our operating activities used $3.1 million in cash, consisting primarily of new portfolio investments of $35.2 million, partially offset by $19.7 million of sales and repayments received from debt investments in portfolio companies and $6.5 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $5.1 million, consisting primarily of proceeds from net borrowings under the Credit Facility of $10.0 million and proceeds from the Equity ATM Program of $4.0 million, partially offset by cash dividends paid in the amount of $8.6 million. At June 30, 2019, the Company had cash and cash equivalents of approximately $12.0 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of June 30, 2020, the Company’s asset coverage was 183%.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of June 30, 2020, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At June 30, 2020, CSWC had $182.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.9 million for the three months ended June 30, 2020. For the three months ended June 30, 2019, CSWC recognized interest expense of $2.3 million. The weighted average interest rate on the Credit Facility was 3.68% and 5.17%, respectively, for the three months ended June 30, 2020 and 2019. Average borrowings for the three months ended June 30, 2020 and 2019 were $162.9 million and $147.5 million, respectively. As of June 30, 2020, CSWC was in compliance with all financial covenants under the Credit Facility.

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

The Company has no current intention of issuing additional December 2022 Notes under this ATM debt distribution agreement. Accordingly, during the three months ended June 30, 2019, the Company amortized $0.2 million of the remaining debt issuance costs associated with the ATM debt distribution agreement, which is included in interest expense in the Consolidated Statement of Operations for the quarter ended June 30, 2019.

As of June 30, 2020, the carrying amount of the December 2022 Notes was $75.9 million on an aggregate principal amount of $77.1 million at a weighted average effective yield of 5.93%. As of June 30, 2020, the fair value of the December 2022 Notes was $75.0 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million for the three months ended June 30, 2020. For the three months ended June 30, 2019, the Company recognized interest expense of $1.5 million. Average borrowings for both the three months ended June 30, 2020 and 2019 were $77.1 million.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of June 30, 2020, the Company was in compliance with all covenants of the December 2022 Notes.

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

As of June 30, 2020, the carrying amount of the October 2024 Notes was $73.6 million on an aggregate principal amount of $75.0 million at a weighted average effective yield of 5.375%. As of June 30, 2020, the fair value of the October 2024 Notes was $71.4 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.1 million and $0 for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, average borrowings were $75.0 million.

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

Equity Capital Activities

In January 2016, our board of directors approved a share repurchase program authorizing us to repurchase up to $10 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with Rules 10b-18 under the Exchange Act. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and the Company shall cease purchasing its common stock under the share purchase program upon the earlier of, among other things: (1) the date on which the aggregate gross dollar amount (inclusive of commission fees) of the Company’s common stock purchased under the share repurchase program meets the threshold set forth in the share repurchase agreement; (2) the date on which the terms set forth in the purchase instructions have been met; or (3) the date that is one trading day after the date on which insider notifies broker in writing that this share repurchase agreement shall terminate.

On March 26, 2020, the aggregate amount of the Company's common stock purchased (inclusive of commission fees) pursuant to the share repurchase agreement met the threshold set forth in the share repurchase agreement and, as a result, the Company ceased purchasing common stock under the share repurchase program on such date. Cumulative to date, we have repurchased a total of 840,543 shares of our common stock in the open market under the stock repurchase program, at an average price of $11.85, including commissions paid. Accordingly, during the three months ended June 30, 2020, the Company did not repurchase any shares of the Company's common stock under the share repurchase program.

On March 4, 2019, the Company established an "at-the-market" offering (the "Equity ATM Program") which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50,000,000. On February 4, 2020, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $100,000,000 from $50,000,000 and (ii) added two additional sales agents to the Equity ATM Program. During the three months ended June 30, 2020, the Company sold 373,177 shares of its common stock under the Equity ATM Program at a weighted-average price of $15.38 per share, raising $5.7 million of gross proceeds. Net proceeds were $5.6 million after commissions to the sales agents on shares sold. During the three months ended June 30, 2019, the Company sold 195,549 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.66 per share, raising $4.2 million of gross proceeds. Net proceeds were $4.1 million after commissions to the sales agents on shares sold. Cumulative to date, the Company has sold 1,868,265 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.41, raising $38.1 million of gross proceeds. Net proceeds were $37.4 million after commissions to the sales agents on shares sold. As of June 30, 2020, the Company has $61.9 million available under the Equity ATM Program.

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

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of June 30, 2020.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$449	$269	$180	$—	$—
Credit Facility (1)	205,591	6,791	13,582	185,218	—
December 2022 Notes (2)	88,322	4,590	83,732	—	—
October 2024 Notes (2)	93,141	4,031	8,063	81,047	—
	$387,503	$15,681	$105,557	$266,265	$—

(1)Amounts include interest payments calculated at an average rate of 3.68% of outstanding credit facility borrowings, which were $182.0 million as of June 30, 2020.
(2)Includes interest payments.

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

At June 30, 2020 and March 31, 2020, we had a total of approximately $23.3 million and $15.2 million, respectively, in currently unfunded commitments (as discussed in Note 10 to the Consolidated Financial Statements). Included within the total unfunded commitments as of June 30, 2020 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2020, we had $3.7 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2021 and $0.3 million expire in August 2020. As of June 30, 2020, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these commitments. As of June 30, 2020, the Company had cash and cash equivalents of $15.0 million and $139.6 million in available borrowings under the Credit Facility.

RECENT DEVELOPMENTS

On July 30, 2020, the Company received a "green light" letter from the SBA inviting the Company to file its application to obtain a license to operate a SBIC subsidiary. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBA license, and the Company has received no assurance or indication from the SBA that it will receive an SBIC license, or of a timeframe in which it would receive a license, should one be granted.

COVID-19

Subsequent to quarter ended June 30, 2020, the global outbreak of COVID-19 pandemic continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remains uncertain. As of August 4, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended June 30, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. Our interest expenses will also be affected by changes in the published LIBOR rate in connection with our Credit Facility. The interest rates on the December 2022 and the October 2024 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2020, we were not a party to any hedging arrangements.

As of June 30, 2020, approximately 96.4% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Based on interest rates as of June 30, 2020, a hypothetical 100 basis point increase in interest rates could decrease our net investment income by a maximum of $1.2 million, or $0.06 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could increase our net investment income by a maximum of $2.5 million, or $0.14 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.50%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of June 30, 2020.

During the three months ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 that we filed with the SEC on June 2, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 25, 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $10 million of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Securities Exchange Act of 1934. On March 1, 2016, we entered into a share repurchase agreement, which became effective immediately and the Company shall cease purchasing its common stock under the share purchase program upon the earlier of, among other things: (1) the date on which the aggregate gross dollar amount (inclusive of commission fees) of the Company’s common stock purchased under the share repurchase program meets the threshold set forth in the share repurchase agreement; (2) the date on which the terms set forth in the purchase instructions have been met; or (3) the date that is one trading day after the date on which insider notifies broker in writing that this share repurchase agreement shall terminate. On March 26, 2020, the aggregate amount of the Company’s common stock purchased (inclusive of commission fees) pursuant to the share repurchase agreement met the threshold set forth in the share repurchase agreement and, as a result, the Company ceased purchasing common stock under the share repurchase program on such date. Accordingly, during the three months ended June 30, 2020, the Company did not repurchase any shares under the share repurchase program.

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

CAPITAL SOUTHWEST CORPORATION

August 4, 2020	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

August 4, 2020	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer