Form 10-Q
period 2020-09-30
CAPITAL SOUTHWEST CORP
filed 2020-11-02
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

18,623,252 shares of Common Stock, $0.25 value per share, as of October 29, 2020.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	September 30,	March 31,
	2020	2020
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $488,474 and $436,463, respectively)	$483,552	$421,280
Affiliate investments (Cost: $89,548 and $94,724, respectively)	86,162	92,032
Control investments (Cost: $80,800 and $68,000, respectively)	61,483	39,760
Total investments (Cost: $658,822 and $599,187, respectively)	631,197	553,072
Cash and cash equivalents	16,011	13,744
Receivables:
Dividends and interest	10,170	10,389
Escrow	1,150	1,643
Other	300	51
Income tax receivable	344	147
Deferred tax asset	1,421	1,402
Debt issuance costs (net of accumulated amortization of $3,144 and $2,720, respectively)	2,556	2,980
Other assets	1,116	1,531
Total assets	$664,265	$584,959

Liabilities
December 2022 Notes (Par value: $57,136 and $77,136, respectively)	$56,339	$75,812
October 2024 Notes (Par value: $125,000 and $75,000, respectively)	122,623	73,484
Credit facility	187,000	154,000
Other liabilities	6,526	4,883
Accrued restoration plan liability	3,011	3,082
Income tax payable	649	513
Deferred tax liability	1,988	963
Total liabilities	378,136	312,737

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 20,962,764 shares at September 30, 2020 and 20,337,610 shares at March 31, 2020	5,241	5,085
Additional paid-in capital	318,307	310,846
Total distributable earnings (loss)	(13,482)	(19,772)
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	286,129	272,222
Total liabilities and net assets	$664,265	$584,959
Net asset value per share (18,623,252 shares outstanding at September 30, 2020 and 17,998,098 shares outstanding at March 31, 2020)	$15.36	$15.13

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Investment income:
Interest income:
Non-control/Non-affiliate investments	$11,879	$9,236	$21,948	$18,267
Affiliate investments	2,003	2,001	4,579	4,051
Control investments	—	—	—	265
Dividend income:
Non-control/Non-affiliate investments	171	68	354	155
Affiliate investments	—	—	—	19
Control investments	1,689	3,519	3,463	7,432
Interest income from cash and cash equivalents	4	12	7	28
Fees and other income	939	382	1,498	800
Total investment income	16,685	15,218	31,849	31,017
Operating expenses:
Compensation	1,961	1,708	3,681	3,729
Share-based compensation	853	685	1,465	1,522
Interest	4,397	3,716	8,725	7,522
Professional fees	583	462	1,153	1,088
Net pension expense	33	35	66	71
General and administrative	754	1,231	1,486	2,020
Total operating expenses	8,581	7,837	16,576	15,952
Income before taxes	8,104	7,381	15,273	15,065
Income tax (benefit) expense	(215)	566	135	890
Net investment income	$8,319	$6,815	$15,138	$14,175
Realized (loss) gain
Non-control/Non-affiliate investments	$349	$267	$(5,198)	$1,316
Affiliate investments	(1,628)	16	(1,628)	17
Control investments	—	—	—	167
Total net realized (loss) gain on investments, net of tax	(1,279)	283	(6,826)	1,500
Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	3,919	(809)	10,824	(3,781)
Affiliate investments	1,710	(181)	(1,257)	1,025
Control investments	4,732	(2,904)	8,923	(2,819)
Income tax (provision) benefit	(725)	(475)	(1,249)	(658)
Total net unrealized appreciation (depreciation) on investments, net of tax	9,636	(4,369)	17,241	(6,233)
Net realized and unrealized gains (losses) on investments	8,357	(4,086)	10,415	(4,733)
Realized losses on extinguishment of debt	(286)	—	(286)	—
Net increase in net assets from operations	$16,390	$2,729	$25,267	$9,442

Pre-tax net investment income per share - basic and diluted	$0.44	$0.42	$0.83	$0.85
Net investment income per share – basic and diluted	$0.45	$0.38	$0.82	$0.80
Net increase in net assets from operations – basic and diluted	$0.88	$0.15	$1.37	$0.53
Weighted average shares outstanding – basic	18,600,443	17,770,011	18,375,402	17,653,607
Weighted average shares outstanding – diluted	18,600,443	17,770,011	18,375,402	17,653,607
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	2020	2019

Net assets, March 31	$272,222	$325,963
Operations:
Net investment income	6,819	7,360
Net realized (loss) gain on investments	(5,547)	1,217
Net unrealized appreciation (depreciation) on investments, net of tax	7,605	(1,864)
Net increase in net assets from operations	8,877	6,713
Dividends to shareholders ($0.51 and $0.49 per share, respectively)	(9,480)	(8,629)
Capital share transactions:
Change in restoration plan liability	9	7
Issuance of common stock	5,622	3,972
Share-based compensation expense	612	837
Common stock withheld for payroll taxes upon vesting of restricted stock	(3)	(49)
Increase in net assets	5,637	2,851
Net assets, June 30	$277,859	$328,814
Operations:
Net investment income	8,319	6,815
Net realized (loss) gain on investments	(1,279)	283
Net unrealized appreciation (depreciation) on investments, net of tax	9,636	(4,369)
Realized losses on extinguishment of debt	(286)	—
Net increase in net assets from operations	16,390	2,729
Dividends to shareholders ($0.51 and $0.50 per share, respectively)	(9,498)	(8,964)
Capital share transactions:
Change in pension plan funded status	9	8
Issuance of common stock	516	4,827
Exercise of employee stock options	—	—
Share-based compensation expense	853	685
Common stock withheld for payroll taxes upon vesting of restricted stock	—	—
Increase (decrease) in net assets	8,270	(715)
Net assets, September 30	$286,129	$328,099

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net increase in net assets from operations	$25,267	$9,442
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(99,622)	(64,725)
Proceeds from sales and repayments of debt investments in portfolio companies	36,624	39,964
Proceeds from sales and return of capital of equity investments in portfolio companies	272	7,271
Payment of accreted original issue discounts	364	570
Depreciation and amortization	952	1,249
Net pension benefit	(53)	(34)
Realized losses on extinguishment of debt	286	—
Realized loss (gain) on investments before income tax	6,839	(1,500)
Net unrealized (appreciation) depreciation on investments	(18,490)	5,575
Accretion of discounts on investments	(1,063)	(968)
Payment-in-kind interest and dividends	(3,048)	(889)
Stock option and restricted awards expense	1,465	1,522
Deferred income taxes	1,005	1,149
Changes in other assets and liabilities:
Decrease in dividend and interest receivable	218	928
Decrease (increase) in escrow receivables	493	(48)
(Increase) decrease in tax receivable	(197)	28
(Increase) decrease in other receivables	(249)	486
Decrease (increase) in other assets	358	(478)
Increase in taxes payable	136	413
Increase (decrease) in other liabilities	1,644	(231)
Decrease in payable for unsettled transaction	—	(1,158)
Net cash used in operating activities	(46,799)	(1,434)
Cash flows from financing activities
Proceeds from common stock offering	6,140	8,937
Equity offering costs paid	—	(106)
Borrowings under credit facility	93,000	47,000
Repayments of credit facility	(60,000)	(80,000)
Debt issuance costs paid	(1,093)	(360)
Proceeds from issuance of October 2024 Notes	50,000	63,700
Partial redemption of December 2022 Notes	(20,000)	—
Dividends to shareholders	(18,978)	(17,593)
Common stock withheld for payroll taxes upon vesting of restricted stock	(3)	(49)
Net cash provided by financing activities	49,066	21,529
Net increase in cash and cash equivalents	2,267	20,095
Cash and cash equivalents at beginning of period	13,744	9,924
Cash and cash equivalents at end of period	$16,011	$30,019
Supplemental cash flow disclosures:
Cash paid for income taxes	$539	$—
Cash paid for interest	5,629	6,090
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien - DIP	Healthcare services	10.00%, 8.00% PIK	6/25/2020	3/25/2021	$5,327	$5,204	$5,327
	First Lien - Priming Facility		P+10.00% (Floor 1.00%)/Q, Current Coupon 13.25%	3/21/2019	4/15/2020	1,968	1,968	1,968
	First Lien[16]		L+6.75% (Floor 1.00%)/Q, 4.00% PIK, Current Coupon 13.33%	6/28/2017	6/30/2023	9,079	8,916	4,058
							16,088	11,353
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.50%	12/13/2018	12/13/2023	9,563	9,425	9,304
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.00% (Floor 1.75%)/Q, Current Coupon 8.75%	7/2/2018	7/2/2023	10,689	10,538	10,689
AG KINGS HOLDINGS INC.	First Lien - DIP[10]	Food, agriculture & beverage	L+8.00% (Floor 1.00%)/M, Current Coupon 9.00%	8/26/2020	12/11/2020	952	952	952
	First Lien - Super-Priority DIP Rollup[16]		L+10.00 (Floor 1.00%)/M, Current Coupon 11.00%	9/18/2020	12/11/2020	3,796	3,740	2,767
	First Lien[16]		L+9.00% (Floor 1.00%)/M, 2.00% PIK, Current Coupon 16.25%	8/4/2016	8/8/2021	3,801	3,744	2,772
							8,436	6,491
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	13.00% PIK	8/1/2017	2/1/2023	10,432	10,324	10,244
	Unsecured convertible note		6.00% PIK	7/15/2020	9/30/2024	173	173	173
	3.88% membership preferred interest		—	8/1/2017	—	—	2,500	2,500
							12,997	12,917

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	4/10/2018	4/10/2023	17,106	16,909	17,089
	First Lien - Term Loan C10		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	12/21/2018	4/10/2023	1,804	1,783	1,802
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	2,752
							21,692	21,643
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	9/21/2016	6/8/2023	5,921	5,860	3,955
	Second Lien		0.5%, L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 10.50%	11/3/2016	6/6/2024	2,226	2,194	1,147
							8,054	5,102
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	7/29/2016	12/31/2020	11,664	11,651	11,664
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/31/2018	8/31/2023	1,500	1,482	1,428
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/31/2018	8/31/2023	8,970	8,854	8,540
	Second Lien		13.25% PIK	8/31/2018	12/1/2023	3,960	3,907	3,627
	2,042 Common Units[9]		—	8/31/2018	—	—	750	356
							14,993	13,951
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	3/9/2017	3/9/2022	11,273	11,195	11,138
	900,000 shares of common stock		—	3/9/2017	—	—	900	636
							12,095	11,774

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
BLASCHAK COAL CORP.	Second Lien- Term Loan[15]	Commodities & mining	L+11.00% (Floor 1.00%)/Q, 1.00% PIK, Current Coupon 13.00%	7/30/2018	7/30/2023	8,667	8,556	8,581
	Second Lien- Term Loan B15		L+11.00% (Floor 1.00%)/Q, 1.00% PIK, Current Coupon 13.00%	3/30/2020	7/30/2023	2,005	1,970	1,985
							10,526	10,566
CALIFORNIA PIZZA KITCHEN, INC.	Priority First Lien[10]	Restaurants	L+10.00% (Floor 1.50%)/M, Current Coupon 11.50%	4/27/2020	8/23/2022	669	650	662
	Priority First Lien Rolled Up		L+10.00% (Floor 1.50%)/M, Current Coupon 11.50%	5/12/2020	8/23/2022	699	697	692
	First Lien[16]		L+6.00% (Floor 1.00%)/M, Current Coupon 7.62%	8/19/2016	8/23/2022	4,156	4,137	1,268
							5,484	2,622
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+8.25% (Floor 1.00%)/Q, Current Coupon 9.25%	12/21/2017	7/8/2023	8,854	8,837	8,854
CLICKBOOTH.COM, LLC	Revolving Loan	Media, marketing & entertainment	L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	12/5/2017	1/31/2025	1,086	1,079	1,086
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	12/5/2017	1/31/2025	18,763	18,522	18,762
							19,601	19,848
COASTAL TELEVISION BROADCASTING HOLDINGS LLC	Revolving Loan[10]	Media, marketing & entertainment	L+10.00% (Floor 2.00%)	6/4/2020	6/4/2025	—	(9)	—
	First Lien		L+10.00% (Floor 2.00%)/Q, Current Coupon 12.00%	6/4/2020	6/4/2025	8,678	8,511	8,504
							8,502	8,504
DANFORTH ADVISORS, LLC[13]	875 Class A equity units[9]		—	9/28/2018	—	—	875	2,014
DRIVEN, INC.	First Lien	Business Services	L+8.00% (Floor 2.00%)/Q, Current Coupon 10.00%	6/28/2019	6/28/2024	11,880	11,690	11,880
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 9.75%	9/28/2016	8/26/2023	3,000	2,970	3,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
ELECTRONIC TRANSACTION CONSULTANTS LLC[13]	Revolving Loan[10]	Software & IT services	L+7.50% (Floor 1.00%)	7/24/2020	7/24/2025	—	(27)	—
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	7/24/2020	7/24/2025	10,000	9,830	9,830
	1,000 Class A units[9]		—	7/24/2020	7/24/2025	—	1,000	1,000
							10,803	10,830
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.00%(Floor 1.00%)/Q, Current Coupon 8.00%	6/22/2018	6/22/2023	15,211	15,048	15,211
	Delayed Draw Term Loan[10]		L+7.00%(Floor 1.00%)/Q, Current Coupon 8.00%	6/22/2018	6/22/2023	6,078	5,988	6,078
							21,036	21,289
ESCP DTFS, INC.	First Lien - Term Loan A	Industrial services	L+6.50%(Floor 1.75%)/Q, Current Coupon 8.25%	1/31/2020	1/31/2025	5,350	5,261	4,986
	First Lien - Term Loan B		L+8.50%(Floor 1.75%)/Q, Current Coupon 10.25%	1/31/2020	1/31/2025	5,350	5,261	4,986
	Delayed Draw Term Loan A1[10]		L+6.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(9)	—
	Delayed Draw Term Loan A2[10]		L+8.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(9)	—
	Delayed Draw Term Loan B1		L+6.50%(Floor 1.75%), Current Coupon 8.25%	1/31/2020	1/31/2025	500	491	466
	Delayed Draw Term Loan B2		L+8.50%(Floor 1.75%), Current Coupon 10.25%	1/31/2020	1/31/2025	500	490	466
							11,485	10,904
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	5/23/2023	—	(37)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	5/24/2018	5/23/2023	3,400	3,367	3,179
							3,330	3,179
GS OPERATING, LLC	First Lien	Distribution	L+6.50%(Floor 1.50%)/M, Current Coupon 8.00%	3/6/2020	2/24/2025	7,960	7,816	7,904

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
IAN, EVAN, & ALEXANDER CORPORATION (DBA EVERWATCH)	Revolving Loan[10]	Aerospace & defense	L+8.50% (Floor 1.00%)	7/31/2020	7/31/2025	—	(39)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	7/31/2020	7/31/2025	9,918	9,724	9,724
							9,685	9,724
ICS DISTRIBUTION, LLC[8]	First Lien	Industrial services	L+8.50%(Floor 2.00%)/Q, Current Coupon 10.50%	10/31/2019	10/29/2024	20,500	20,078	20,090
IENERGIZER LIMITED	First Lien[9]	Business services	L+6.00%(Floor 1.00%)/M, Current Coupon 7.00%	4/17/2019	4/17/2024	10,500	10,421	10,500
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	2/28/2019	2/28/2024	7,276	7,221	7,137
LANDPOINT HOLDCO, INC.	First Lien	Business Services	L+7.50%(Floor 1.00%)/Q, Current Coupon 8.50%	12/30/2019	12/30/2024	19,170	18,834	18,039
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	11/15/2017	11/15/2023	11,483	11,359	11,483
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%)/Q, Current Coupon 11.00%	7/24/2020	11/15/2023	2,500	2,453	2,500
	142,278.89 units of Class A common stock[9]		—	11/15/2017	—	—	1,600	2,588
							15,412	16,571
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien	Environmental services	6.75%, L+2.25% PIK (Floor 2.00%)/Q, Current Coupon 11.00%	6/30/2017	6/30/2022	13,756	13,697	12,271
	25,603 shares of Series C preferred stock		—	8/13/2018	—	—	25	—
	396,825 shares of Series B preferred stock		—	6/30/2017	—	—	500	—
							14,222	12,271
MEDIA RECOVERY, INC.	Earnout	Industrial products	—	11/25/2019	—	—	1,517	—

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial services	L+6.00% (Floor 1.50%)	12/18/2019	12/18/2024	—	(6)	—
	First Lien		L+6.00% (Floor 1.50%)/Q, Current Coupon 7.50%	12/18/2019	12/18/2024	18,250	17,933	18,250
	2,000,000 Preferred Units[9]		—	12/18/2019	—	—	2,000	3,875
							19,927	22,125
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	12/8/2017	12/20/2025	10,500	9,941	9,975
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	500	478	500
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	14,343	14,154	14,343
	13,811 Class A Units		—	11/9/2018	—	—	1,381	1,963
							16,013	16,806
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	L+7.75% (Floor 1.25%)	9/1/2020	9/1/2025	—	(13)	—
	First Lien		L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	6,904	6,819	6,819
							6,806	6,819
SCRIP INC.[8]	First Lien	Healthcare products	L+9.77% (Floor 2.00%)/M, Current Coupon 11.77%	3/21/2019	3/21/2024	16,750	16,376	16,482
	100 shares of common stock		—	3/21/2019	—	—	1,000	967
							17,376	17,449
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	6/23/2017	—	—	541	1,282
TRINITY 3, LLC[13]	First Lien[15]	Technology products & components	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	9/30/2020	9/30/2025	10,000	9,850	9,850
	896.43 Class A units[9]		—	11/15/2019	—	—	1,205	1,994
							11,055	11,844
TINUITI INC.	1,114 Preferred Units	Media, marketing & entertainment	—	2/1/2017	—	—	1,114	3,101
	1,443 Common Units		—	2/1/2017	—	—	277	2,372
							1,391	5,473

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
USA DEBUSK, LLC	First Lien	Industrial Services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	10/22/2024	7,940	7,807	7,885
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+7.50%, 2.50% PIK (Floor 2.00%)/M, Current Coupon 12.00%	2/17/2017	4/3/2023	11,282	10,598	11,056
	171,617 shares of Series A preferred stock		—	4/3/2019	—	—	1,874	3,292
	Warrants (Expiration - April 3, 2029)		—	4/3/2019	—	—	620	1,245
							13,092	15,593
VTX HOLDINGS, INC.[8]	First Lien	Software & IT services	L+9.11% (Floor 2.00%)/Q, Current Coupon 11.11%	7/23/2019	7/23/2024	21,575	21,134	21,575
	1,397,707 Series A Preferred units		—	7/23/2019	—	—	1,398	1,654
							22,532	23,229
ZENFOLIO INC.	Revolving Loan[10]	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	1,000	991	910
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	14,888	14,688	13,548
							15,679	14,458

Total Non-control/Non-affiliate Investments							$488,474	$483,552

Affiliate Investments[6]
CENTRAL MEDICAL SUPPLY LLC[13]	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 1.75%)	5/22/2020	5/22/2025	$—	$(28)	$—
	First Lien		L+7.00% (Floor 1.75%)/Q, Current Coupon 8.75%	5/22/2020	5/22/2025	7,500	7,359	7,350
	Delayed Draw Capex Term Loan[10]		L+7.00% (Floor 1.75%)/Q	5/22/2020	5/22/2025	—	(28)	—
	875,000 Preferred Units[9]		—	5/22/2020	5/22/2025	—	875	875
							8,178	8,225
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	1,500	2,892

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
DELPHI BEHAVIORAL HEALTH GROUP, LLC	First Lien	Healthcare services	P+8.50% (Floor 2.00%)/M, Current Coupon 11.75%	4/8/2020	4/7/2023	1,397	1,396	1,409
	First Lien		P+6.50% (Floor 2.00%) PIK/M, Current Coupon 9.75%	4/8/2020	4/7/2023	1,560	1,560	1,547
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	3,615
							6,571	6,571
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+8.50% (Floor 1.00%)	7/17/2018	7/17/2023	—	(3)	—
	First Lien		L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	7/17/2018	7/17/2023	10,640	10,507	9,587
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	1,274
							12,504	10,861
GRAMMATECH, INC.	Revolving Loan	Software & IT services	L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	2,500	2,464	2,460
	First Lien		L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	11,500	11,329	11,316
	1,000 Class A units		—	11/1/2019	—	—	1,000	1,455
							14,793	15,231
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)	2/14/2018	2/14/2023	—	(27)	—
	First Lien - Term Loan		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	2/14/2018	2/14/2023	10,030	9,932	9,970
	First Lien - Term B Loan		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.00%	6/5/2018	2/14/2023	5,015	4,952	5,090
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,547	2,104	2,529
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	100	100	100
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	2,762
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	2,099
							19,099	22,550

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
SIMR, LLC	First Lien	Healthcare services	L+10.00% (Floor 2.00%)/M, 7.00% PIK, Current Coupon 19.00%	9/7/2018	9/7/2023	12,115	11,965	11,001
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	—
							18,072	11,001
SONOBI, INC.[13]	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	9/17/2020	9/16/2025	8,500	8,331	8,331
	500,000 Class A Common Units[9]		—	9/17/2020	—	—	500	500
							8,831	8,831

Total Affiliate Investments							$89,548	$86,162

Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$80,800	$61,483
Total Control Investments							$80,800	$61,483

TOTAL INVESTMENTS[12]							$658,822	$631,197

1All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
2All of the Company’s investments, unless otherwise noted, are pledged as collateral for the Company’s senior secured credit facility.
3The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
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
5Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At September 30, 2020, approximately 76.6% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 169.0%.

6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At September 30, 2020, approximately 13.8% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 30.1%.
7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At September 30, 2020, approximately 9.7% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 21.5%.
8The investment is structured as a first lien last out term loan.
9Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2020, approximately 14.9% of the Company's assets are non-qualifying assets.
10The investment has an unfunded commitment as of September 30, 2020. Refer to Note 10 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of September 30, 2020, the cumulative gross unrealized appreciation for U.S. federal income tax purposes is approximately $20.7 million; cumulative gross unrealized depreciation for federal income tax purposes is $47.6 million. Cumulative net unrealized depreciation is $26.9 million, based on a tax cost of $655.9 million.
13ASC Ortho Management Company, LLC common units, Danforth Advisors, LLC common units, American Nuts Operations LLC Class A common stock, Electronic Transaction Consultants LLC Class A units, LGM Pharma, LLC Class A common stock, NinjaTrader, LLC preferred units, Trinity 3, LLC Class A units, Tax Advisors Group, LLC Class A units, Chandler Signs, LP Class A-1 common stock, Central Medical Supply LLC Preferred units, Dynamic Communities, LLC Preferred units, ITA Holdings Group, LLC membership interest and Sonobi, Inc. Class A common units are held through a wholly-owned taxable subsidiary.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which as of September 30, 2020 represented 220.6% of the Company's net assets or 95.0% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Investment is on non-accrual status as of September 30, 2020, meaning the Company has ceased to recognize interest income on the investment.
17Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of September 30, 2020 is included in Note 13. Significant Subsidiaries.
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

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
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

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
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

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
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

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
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

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and six months ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2020 and 2019. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our total assets in qualifying assets. As of September 30, 2020, the Company has 85.1% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended September 30, 2020, we satisfied all RIC requirements and have 6.0% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At September 30, 2020 and March 31, 2020, cash balances totaling $14.8 million and $12.6 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2020, we had three investments on non-accrual status, which represent approximately 1.7% of our total investment portfolio's fair value and approximately 3.1% of its cost. As of March 31, 2020, we had four investments on non-accrual status which represent approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For both the three and six months ended September 30, 2020, approximately 3.3% of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three and six months ended September 30, 2019, 3.3% and 3.1%, respectively, of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of the equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. As of September 30, 2020 and March 31, 2020, we have not written off any accrued and uncollected PIK interest and dividends from prior periods. For the three and six months ended September 30, 2020, we had two investments for which we stopped accruing PIK interest. For the three and six months ended September 30, 2019, we had one investment for which we stopped accruing PIK interest. For the three and six months ended September 30, 2020, approximately 10.6% and 9.0%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income. For the three and six months ended September 30, 2019, approximately 1.3% and 2.0%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility and its unsecured notes (as discussed further in Note 5). The costs in connection with the credit facility have been capitalized and are amortized into interest expense over the term of the credit facility. The costs in connection with the unsecured notes are a direct deduction from the related debt liability and amortized into interest expense over the term of the December 2022 Notes (as defined below) and the October 2024 Notes (as defined below).

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

Realized Losses on Extinguishment of Debt Upon the repayment of debt obligations that are deemed to be extinguishments, the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs is recognized as a loss (i.e., the unamortized debt issuance costs are recognized as a loss upon extinguishment of the underlying debt obligation).

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three and six months ended September 30, 2020 and 2019.

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

At both the three and six months ended September 30, 2020 and 2019, there was no adjustment made for the dilutive effect of stock-based awards as there are no options to acquire shares of common stock outstanding.

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

The Company evaluated the impact of the Final Rule and concluded it will not have a material impact on its consolidated financial statements.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2020 and March 31, 2020:

	Fair Value	Percentage of Total Portfolio	Percentage of Net Assets	Cost	Percentage of Total Portfolio
	(dollars in thousands)
September 30, 2020:
First lien loans[1,2]	$472,616	74.9%	165.2%	$486,849	73.9%
Second lien loans[2]	37,618	6.0	13.1	38,962	5.9
Subordinated debt[3]	10,417	1.6	3.6	10,497	1.6
Preferred equity	20,020	3.2	7.0	14,492	2.2
Common equity & warrants	29,043	4.6	10.2	25,705	3.9
Financial instruments[4]	—	—	—	1,517	0.2
I-45 SLF LLC[5]	61,483	9.7	21.5	80,800	12.3
	$631,197	100.0%	220.6%	$658,822	100.0%

March 31, 2020:
First lien loans[1]	$427,447	77.3%	157.0%	$446,925	74.6%
Second lien loans[2]	37,139	6.7	13.6	38,580	6.4
Subordinated debt	9,747	1.8	3.6	9,980	1.7
Preferred equity	16,624	3.0	6.1	12,576	2.1
Common equity & warrants	22,355	4.0	8.2	21,609	3.6
Financial instruments[4]	—	—	—	1,517	0.3
I-45 SLF LLC[5]	39,760	7.2	14.6	68,000	11.3
	$553,072	100.0%	203.1%	$599,187	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of September 30, 2020 and March 31, 2020, the fair value of the first lien last out loans are $58.1 million and $59.5 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of September 30, 2020 and March 31, 2020, the fair value of the split lien term loans included in first lien loans is $9.9 million and $0, respectively. As of both September 30, 2020 and March 31, 2020, the fair value of the split lien term loans included in second lien loans is $19.9 million.
3Included in subordinated debt is an unsecured convertible note with a fair value of $0.2 million as of September 30, 2020.
4Included in financial instruments is the earnout received in connection with the sale of Media Recovery, Inc.
5I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2020 and March 31, 2020:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
September 30, 2020:
Business Services	$80,619	12.8%	28.2%	$81,444	12.4%
Media, Marketing, & Entertainment	68,939	10.9	24.1	61,956	9.4
Healthcare Services	67,907	10.8	23.7	79,915	12.1
I-45 SLF LLC[1]	61,483	9.7	21.5	80,800	12.3
Software & IT Services	49,290	7.8	17.2	48,128	7.3
Industrial Services	38,879	6.2	13.6	39,370	6.0
Healthcare Products	34,019	5.4	11.9	32,788	5.0
Distribution	31,342	5.0	11.0	31,562	4.8
Financial Services	30,544	4.8	10.7	27,689	4.2
Consumer Products & Retail	28,590	4.5	10.0	28,639	4.3
Food, Agriculture & Beverage	28,134	4.4	9.8	30,127	4.6
Transportation & Logistics	22,550	3.6	7.9	19,098	2.9
Consumer Services	21,289	3.4	7.4	21,037	3.2
Environmental Services	12,271	1.9	4.3	14,223	2.1
Technology Products & Components	11,844	1.9	4.1	11,055	1.7
Commodities & Mining	10,566	1.7	3.7	10,526	1.6
Aerospace & Defense	9,724	1.5	3.4	9,685	1.5
Energy Services (Midstream)	9,304	1.5	3.3	9,425	1.4
Restaurants	5,801	0.9	2.0	8,814	1.3
Telecommunications	5,102	0.8	1.8	8,054	1.2
Paper & Forest Products	3,000	0.5	1.0	2,970	0.5
Industrial Products	—	—	—	1,517	0.2
	$631,197	100.0%	220.6%	$658,822	100.0%

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
March 31, 2020:
Business Services	$92,365	16.7%	33.9%	$92,879	15.5%
Media, Marketing, & Entertainment	54,494	10.0	20.0	45,202	7.5
Healthcare Services	51,037	9.2	18.7	66,744	11.1
I-45 SLF LLC[1]	39,760	7.2	14.6	68,000	11.3
Industrial Services	35,956	6.5	13.2	35,931	6.0
Software & IT Services	35,690	6.5	13.1	35,353	5.9
Distribution	31,632	5.7	11.6	32,229	5.5
Financial Services	30,586	5.5	11.2	29,651	4.9
Healthcare Products	29,775	5.4	10.9	29,832	5.0
Food, Agriculture & Beverage	25,624	4.6	9.4	30,937	5.2
Consumer Products and Retail	23,157	4.2	8.5	23,549	3.9
Transportation & Logistics	22,218	4.0	8.2	18,903	3.2
Consumer Services	21,403	3.9	7.9	21,118	3.5
Technology Products & Components	14,610	2.6	5.4	14,457	2.4
Environmental Services	12,148	2.2	4.5	13,889	2.3
Commodities & Mining	10,411	1.9	3.8	10,458	1.7
Energy Services (Midstream)	9,445	1.7	3.5	9,532	1.6
Restaurants	5,621	1.0	2.1	8,113	1.4
Telecommunications	4,140	0.7	1.5	7,928	1.3
Paper & Forest Products	3,000	0.5	1.1	2,965	0.5
Industrial Products	—	—	—	1,517	0.3
	$553,072	100.0%	203.1%	$599,187	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of September 30, 2020 and March 31, 2020:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
September 30, 2020:
Southwest	$192,427	30.5%	67.3%	$195,266	29.6%
Northeast	138,678	22.0	48.5	133,833	20.3
Southeast	119,147	18.9	41.6	128,238	19.5
West	69,352	10.9	24.2	71,282	10.8
I-45 SLF LLC[1]	61,483	9.7	21.5	80,800	12.3
Midwest	39,610	6.3	13.8	38,982	5.9
International	10,500	1.7	3.7	10,421	1.6
	$631,197	100.0%	220.6%	$658,822	100.0%

March 31, 2020:
Southwest	$167,082	30.2%	61.3%	$167,192	27.9%
Northeast	124,250	22.4	45.6	121,201	20.2
Southeast	107,541	19.4	39.5	122,547	20.5
I-45 SLF LLC[1]	39,760	7.2	14.6	68,000	11.3
West	58,985	10.7	21.7	65,135	10.9
Midwest	43,454	7.9	16.0	43,214	7.2
International	12,000	2.2	4.4	11,898	2.0
	$553,072	100.0%	203.1%	$599,187	100.0%

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
As of September 30, 2020 and March 31, 2020, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value ("NAV") in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2020 and March 31, 2020 (in thousands):

		Fair Value Measurements
		at September 30, 2020 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$472,616	$—	$—	$472,616
Second lien loans	37,618	—	—	37,618
Subordinated debt	10,417	—	—	10,417
Preferred equity	20,020	—	—	20,020
Common equity & warrants	29,043	—	—	29,043
Investments measured at net asset value[1]	61,483	—	—	—
Total Investments	$631,197	$—	$—	$569,714

		Fair Value Measurements
		at March 31, 2020 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$427,447	$—	$—	$427,447
Second lien loans	37,139	—	—	37,139
Subordinated debt	9,747	—	—	9,747
Preferred equity	16,624	—	—	16,624
Common equity & warrants	22,355	—	—	22,355
Investments measured at net asset value[1]	39,760	—	—	—
Total Investments	$553,072	$—	$—	$513,312

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at September 30, 2020 and March 31, 2020, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.
The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at September 30, 2020 and March 31, 2020. Significant Level 3

Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	September 30, 2020	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$431,421	Discount Rate	7.0% - 26.1%	11.0%
			Third Party Broker Quote	30.5 - 99.0	62.0
	Market Approach	41,195	Cost	98.0 - 98.8	98.3
			Exit Value	72.9 - 100.0	76.9
Second lien loans	Income Approach	37,618	Discount Rate	10.3% - 17.0%	13.2%
			Third Party Broker Quote	51.5	51.5
Subordinated debt	Income Approach	10,244	Discount Rate	13.8%	13.8%
	Market Approach	173	Cost	100.0	100.0
Preferred equity	Enterprise Value Waterfall Approach	20,020	EBITDA Multiple	6.6x - 12.3x	9.2x
			Discount Rate	15.3% - 20.6%	18.6%
Common equity & warrants	Enterprise Value Waterfall Approach	27,543	EBITDA Multiple	6.1x - 12.3x	8.8x
			Discount Rate	15.4% - 25.0%	19.7%
	Market Approach	1,500	Cost
Financial instruments	Option Pricing Model	—	Assumed Volatility	2.0%	2.0%
Total Level 3 Investments		$569,714

		Fair Value at	Significant
	Valuation	March 31, 2020	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$401,266	Discount Rate	7.0% - 52.5%	12.0%
			Third Party Broker Quote	43.8 - 56.5	49.9
	Market Approach	26,181	Cost	98.0 - 98.2	98.1
Second lien loans	Income Approach	37,139	Discount Rate	10.3% - 19.8%	12.7%
			Third Party Broker Quote	37.5	37.5
Subordinated debt	Income Approach	9,747	Discount Rate	13.3%	13.3%
Preferred equity	Enterprise Value Waterfall Approach	16,624	EBITDA Multiple	7.4x - 11.4x	9.3x
			Discount Rate	17.2% - 22.9%	19.3%
Common equity & warrants	Enterprise Value Waterfall Approach	22,355	EBITDA Multiple	5.3x - 11.4x	8.2x
			Discount Rate	15.4% - 22.7%	19.2%
Financial Instruments	Option Pricing Model	—	Assumed Volatility	2.0%	2.0%
Total Level 3 Investments		$513,312

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three and six months ended September 30, 2020 and 2019, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2020 and 2019 (in thousands):

	Fair Value March 31, 2020	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value September 30, 2020	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$427,447	$33	$83,312	$(36,863)	$2,302	$—	$(3,615)	$472,616	$87
Second lien loans	37,139	97	93	(125)	414	—	—	37,618	97
Subordinated debt	9,747	154	184	—	332	—	—	10,417	154
Preferred equity	16,624	1,481	1,915	—	—	—	—	20,020	1,481
Common equity & warrants	22,355	964	2,381	—	—	(272)	3,615	29,043	692
Financial instruments	—	—	—	—	—	—	—	—	—
Total Investments	$513,312	$2,729	$87,885	$(36,988)	$3,048	$(272)	$—	$569,714	$2,511

	Fair Value March 31, 2019	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value September 30, 2019	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$317,544	$(3,765)	$63,969	$(40,409)	$307	$—	$—	$337,646	$(3,819)
Second lien loans	35,896	(823)	79	(125)	261	—	—	35,288	(824)
Subordinated debt	14,287	(90)	25	—	12	—	—	14,234	(89)
Preferred equity	17,936	1,433	1,000	—	71	(732)	1,597	21,305	1,434
Common equity & warrants	72,665	3,345	620	—	—	(6,539)	(1,597)	68,494	3,848
Financial instruments	—	—	—	—	—	—	—	—	—
Total Investments	$458,328	$100	$65,693	$(40,534)	$651	$(7,271)	$—	$476,967	$550

1Includes purchases of new investments, as well as discount accretion on existing investments.

5.    BORROWINGS

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of September 30, 2020, the Company’s asset coverage was 178%.

The Company had the following borrowings outstanding as of September 30, 2020 and March 31, 2020 (amounts in thousands):

	September 30, 2020	March 31, 2020
Credit Facility	$187,000	$154,000

December 2022 Notes	57,136	77,136
Less: Unamortized debt issuance costs and debt discount	(797)	(1,324)
Total December 2022 Notes	56,339	75,812

October 2024 Notes	125,000	75,000
Less: Unamortized debt issuance costs and debt discount	(2,377)	(1,516)
Total October 2024 Notes	122,623	73,484

Total Borrowings	$365,962	$303,296

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of September 30, 2020, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At September 30, 2020, CSWC had $187.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.6 million and $3.6 million, respectively, for the three and six months ended September 30, 2020. For the three and six months ended September 30, 2019, CSWC recognized interest expense of $2.3 million and $4.6 million, respectively. The weighted average interest rate on the Credit Facility was 2.86% and 3.26%, respectively, for the three and six months ended September 30, 2020. For the three and six months ended September 30, 2019, the weighted average interest rate on the Credit Facility was 5.00% and 5.08%, respectively. Average borrowings for the three and six months ended September 30, 2020 were $169.1 million and $166.0 million, respectively. For the three and six months ended September 30, 2019, average borrowings were $156.3 million and $151.9 million, respectively. As of September 30, 2020, CSWC was in compliance with all financial covenants under the Credit Facility.

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

On September 29, 2020 (the "Redemption Date"), the Company redeemed $20 million in aggregate principal of the December 2022 Notes. The December 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the Redemption Date. Accordingly, the Company recognized realized losses on extinguishment of debt of $0.3 million, equal to the write-off of the related unamortized debt issuance costs during the three months ended September 30, 2020.

As of September 30, 2020, the carrying amount of the December 2022 Notes was $56.3 million on an aggregate principal amount of $57.1 million at a weighted average effective yield of 5.93%. As of September 30, 2020, the fair value of the December 2022 Notes was $57.3 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million and $2.5 million, respectively, for the three and six months ended September 30, 2020. For the three and six months ended September 30, 2019, the Company recognized interest expense of $1.3 million and $2.8 million, respectively. Average borrowings for the three and six months ended September 30, 2020 were $76.7 million and $76.9 million, respectively. Average borrowings for both the three and six months ended September 30, 2019 were $77.1 million.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of September 30, 2020, the Company was in compliance with all covenants of the December 2022 Notes.

October 2024 Notes

In September 2019, the Company issued $65.0 million in aggregate principal amount of 5.375% Notes due 2024 (the “Existing October 2024 Notes”). In October 2019, the Company issued an additional $10.0 million in aggregate principal amount of the October 2024 Notes (the "Additional October 2024 Notes"). In August 2020, the Company issued an additional $50.0 million in aggregate principal amount of the October 2024 Notes (the "New Notes" together with the Existing October 2024 Notes and the Additional October 2024 Notes, the "October 2024 Notes"). The Additional October 2024 Notes and the New Notes are being treated as a single series with the Existing October 2024 Notes under the indenture and have the same terms as the Existing October 2024 Notes. The October 2024 Notes mature on October 1, 2024 and may be redeemed in whole or in part at any time prior to July 1, 2024, at par plus a “make-whole” premium, and thereafter at par. The October 2024 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2020. The October 2024 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of September 30, 2020, the carrying amount of the October 2024 Notes was $122.6 million on an aggregate principal amount of $125.0 million at a weighted average effective yield of 5.375%. As of September 30, 2020, the fair value of the October 2024 Notes was $125.0 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.5 million and $2.6 million, respectively, for the three and six months ended September 30, 2020. For both the three and six months ended September 30, 2019, the Company recognized interest expense of $0.1 million. For the three and six months ended September 30, 2020, average borrowings were $102.2 million and $88.7 million, respectively. Since the issuance of the Existing October 2024 Notes on September 27, 2019 through September 30, 2019, average borrowings were $65.0 million.

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

As of September 30, 2020, CSWC qualified to be taxed as a RIC. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

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

During the quarter ended March 31, 2020, CSWC declared total dividends of $9.5 million, or $0.51 per share ($0.41 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended June 30, 2020, CSWC declared total dividends of $9.5 million, or $0.51 per share ($0.41 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended September 30, 2020, CSWC declared total dividends of $9.5 million, or $0.51 per share ($0.41 per share in regular dividends and $0.10 in supplemental dividends).

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the six months ended September 30, 2020 and 2019:

	Six Months Ended September 30,
Reconciliation of RIC Taxable Income[1]	2020	2019
Net increase in net assets from operations	$25,267	$9,442
Net unrealized (appreciation) depreciation on investments	(17,241)	6,233
Income/gain (expense/loss) recognized for tax on pass-through entities	210	121
Loss (gain) recognized on dispositions	521	(930)
Capital loss carryover	6,525	—
Net operating (income) loss - management company and taxable subsidiary	(614)	395
Non-deductible tax expense	392	317
Other book/tax differences	(99)	230
Estimated taxable income before deductions for distributions	$14,961	$15,808

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

CSMC and the Taxable Subsidiary, wholly-owned subsidiaries of CSWC, are not RICs and are required to pay taxes at the current corporate rate. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on their taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC and the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan and bonus accruals are also recorded on a quarterly basis. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. As of both September 30, 2020 and March 31, 2020, CSMC had a deferred tax asset of approximately $1.4 million. As of September 30, 2020, we believe that we will be able to utilize all $1.4 million of our deferred tax assets. We will continue to assess our ability to realize our existing deferred tax assets. As of September 30, 2020 and March 31, 2020, the Taxable Subsidiary had a deferred tax liability of $2.0 million and $1.0 million, respectively.

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

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended September 30, 2020, we recognized net income tax benefit of $0.2 million, principally consisting of a $0.2 million accrual for a 4% U.S. federal excise tax on our estimated undistributed taxable income and $0.4 million of tax benefit (of which $0.1 million is current and $0.3 million is deferred) relating to the Taxable Subsidiary. For the six months ended September 30, 2020, we recognized net income tax expense of $0.1 million, principally consisting of a $0.4 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.3 million of tax benefit (of which $0.1 million is current and $0.2 million is deferred) relating to the Taxable Subsidiary. For the three months ended September 30, 2019, we recognized net income tax expense of $0.6 million, principally consisting of an expense for current U.S. federal income taxes of $0.2 million, a $0.1 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.3 million relating to our Taxable Subsidiary. For the six months ended September 30, 2019, we recognized net income tax expense of $0.9 million, principally consisting of an expense for current U.S. federal income taxes of $0.3 million, a $0.3 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.3 million relating to our Taxable Subsidiary.

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

7.    SHAREHOLDERS' EQUITY

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received the Exemptive Order that supersedes the Original Order and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. During both the three months ended September 30, 2020 and 2019, the Company did not repurchase any shares in connection with the vesting of restricted stock awards. During the six months ended September 30, 2020, the Company repurchased 204 shares at an aggregate cost of $3.0 thousand and a weighted average price per share of $14.72 in connection with the vesting of restricted stock awards. During the six months ended September 30, 2019, the Company repurchased 2,258 shares at an aggregate cost of $49.4 thousand and a weighted average price per share of $21.87 in connection with the vesting of restricted stock awards.

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

During the three months ended September 30, 2020, the Company sold 35,112 shares of its common stock under the Equity ATM Program at a weighted-average price of $14.99 per share, raising $0.5 million of gross proceeds. Net proceeds were $0.5 million after commissions to the sales agents on shares sold. During the six months ended September 30, 2020, the Company sold 408,289 shares of its common stock under the Equity ATM Program at a weighted-average price of $15.35 per share, raising $6.3 million of gross proceeds. Net proceeds were $6.1 million after commissions to the sales agents on shares sold.

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

Cumulative to date, the Company has sold 1,903,377 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.31, raising $38.7 million of gross proceeds. Net proceeds were $37.9 million after commissions to the sales agents on shares sold. As of September 30, 2020, the Company has $61.3 million available under the Equity ATM Program.

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

The following table summarizes the restricted stock available for issuance for the six months ended September 30, 2020:

Restricted stock available for issuance as of March 31, 2020	579,932
Additional restricted stock approved under the plan	—
Restricted stock granted during the six months ended September 30, 2020	(239,574)
Restricted stock forfeited during the six months ended September 30, 2020	22,505
Restricted stock available for issuance as of September 30, 2020	362,863

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended September 30, 2020 and 2019, we recognized total share based compensation expense of $0.9 million and $0.7 million, respectively, related to the restricted stock issued to our employees and officers. For both the six months ended September 30, 2020 and 2019, we recognized total share based compensation expense of $1.5 million related to the restricted stock issued to our employees and officers.

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

As of September 30, 2020, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $7.4 million, which will be amortized over the weighted-average vesting period of approximately 2.7 years.

The following table summarizes the restricted stock outstanding as of September 30, 2020:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2020	359,586	$18.64	2.4
Granted	239,574	15.18	3.7
Vested	(3,625)	16.23	2.3
Forfeited	(22,505)	18.93	—
Unvested at September 30, 2020	573,030	$17.19	2.7

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended September 30, 2020 and 2019, we made matching contributions of approximately $28.7 thousand and $28.8 thousand, respectively. During the six months ended September 30, 2020 and 2019, we made matching contributions of approximately $92.8 thousand and $91.2 thousand, respectively.

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

The balances of unused commitments to extend financing as of September 30, 2020 and March 31, 2020 were as follows (amounts in thousands):

		September 30,	March 31,
Portfolio Company	Investment Type	2020	2020
AG Kings	First Lien - DIP	$952	$—
American Nuts Operations LLC	Term Loan C	384	384
Central Medical Supply LLC	Revolving Loan	1,500	—
Central Medical Supply LLC	Delayed Draw Capex Term Loan	1,500	—
Coastal Television Broadcasting Holdings LLC	Revolving Loan	500	—
Danforth Advisors, LLC	Revolving Loan	—	500
Dynamic Communities, LLC	Revolving Loan	500	500
Electronic Transaction Consultants LLC	Revolving Loan	3,704	—
Environmental Pest Service Management Company, LLC	Delayed Draw Term Loan	525	525
ESCP DTFS Inc.	Delayed Draw Term Loan	4,250	5,250
Fast Sandwich, LLC	Revolving Loan	3,400	4,150
Ian, Evan, & Alexander Corporation	Revolving Loan	2,000	—
ITA Holdings Group, LLC	Revolving Loan	2,000	2,000
NinjaTrader, LLC	Revolving Loan	1,500	400
Roseland Management, LLC	Revolving Loan	1,500	1,500
RTIC Subsidiary Holdings LLC	Revolving Loan	1,096	—
Zenfolio Inc.	Revolving Loan	1,000	—
Total unused commitments to extend financing		$26,311	$15,209

As of September 30, 2020, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2020, the Company had $3.8 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2021 and $0.4 million expire in July 2021. As of September 30, 2020, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

Total lease expense incurred for the three and six months ended September 30, 2020 was $58.1 thousand and $116.3 thousand, respectively. For the three and six months ended September 30, 2019, total lease expense incurred was $58.1 thousand and $112.6 thousand, respectively. As of September 30, 2020, the asset related to the operating lease was $0.3 million and the lease liability was $0.4 million. As of September 30, 2020, the remaining lease term was 1.3 years and the discount rate was 2.73%.

The following table shows future minimum payments under the Company's operating lease as of September 30, 2020 (in thousands):

Year ending March 31,	Rent Commitment
2021	$135
2022	248
Total	$383

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

During both the three and six months ended September 30, 2020, we did not receive any management fees from our portfolio companies. During both the three and six months ended September 30, 2019, we received management and other fees from certain of our portfolio companies totaling $0.1 million, which were recognized as Fees and other income on the Consolidated Statements of Operations. Additionally, as of September 30, 2020 and March 31, 2020, we had dividends receivable from I-45 SLF LLC of $1.7 million and $2.1 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

12.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and six months ended September 30, 2020 and 2019 (share amounts presented in thousands).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Per Share Data:	2020	2019	2020	2019
Investment income[1]	$0.90	$0.86	$1.73	$1.76
Operating expenses[1]	(0.46)	(0.44)	(0.90)	(0.91)
Income taxes[1]	0.01	(0.04)	(0.01)	(0.05)
Net investment income[1]	0.45	0.38	0.82	0.80
Net realized (loss) gain[1]	(0.07)	0.02	(0.37)	0.08
Net unrealized appreciation (depreciation) on investments, net of tax[1]	0.52	(0.25)	0.94	(0.35)
Realized losses on extinguishment of debt[1]	(0.02)	—	(0.02)	—
Total increase from investment operations	0.88	0.15	1.37	0.53
Accretive effect of share issuances and repurchases	—	0.03	—	0.06
Dividends to shareholders	(0.51)	(0.50)	(1.02)	(0.99)
Issuance of restricted stock[1,2]	—	—	(0.18)	—
Share based compensation expense	0.05	0.04	0.08	0.09
Other[3]	(0.01)	—	(0.02)	(0.01)
Increase (decrease) in net asset value	0.41	(0.28)	0.23	(0.32)
Net asset value
Beginning of period	14.95	18.58	15.13	18.62
End of period	$15.36	$18.30	$15.36	$18.30

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	3.05%	2.39%	5.96%	4.87%
Ratio of net investment income to average net assets[4]	2.96%	2.07%	5.44%	4.33%
Portfolio turnover	4.84%	3.92%	6.30%	8.88%
Total investment return[4,5]	8.01%	6.44%	32.15%	8.41%
Total return based on change in NAV[4,6]	6.15%	1.18%	8.26%	3.60%

Per share market value at the end of the period	$14.05	$21.80	$14.05	$21.80
Weighted-average common shares outstanding	18,600	17,770	18,375	17,654
Weighted-average fully diluted shares outstanding	18,600	17,770	18,375	17,654
Common shares outstanding at end of period	18,623	17,927	18,623	17,927

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

13.    SIGNIFICANT SUBSIDIARIES

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street Capital Corporation to form I-45 SLF LLC. I-45 SLF LLC began investing in UMM syndicated senior secured loans during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF LLC totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street Capital Corporation. On April 30, 2020, pursuant to the terms of an amendment to the I-45 LLC Agreement, each of CSWC and Main Street made an additional equity capital commitment of $12.8 million and $3.2 million, respectively, which resulted in a total equity capital commitment to I-45 SLF LLC of $80.8 million and $20.2 million, respectively, all of which was funded as of September 30, 2020. CSWC owns 80% of I-45 SLF LLC and has a profits interest of 75.6%, while Main Street Capital Corporation owns 20% and has a profits interest of 24.4%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital Corporation.

As of September 30, 2020 and March 31, 2020, I-45 SLF LLC had total assets of $186.3 million and $177.8 million, respectively. I-45 SLF LLC had approximately $177.5 million and $170.9 million of credit investments at fair value as of September 30, 2020 and March 31, 2020, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of September 30, 2020, none of the credit investments were unsettled trades. During the three months ended September 30, 2020, I-45 SLF LLC declared a total dividend of $2.2 million of which $1.7 million was paid to CSWC in October 2020.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. The I-45 credit facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. In November 2019, the I-45 credit facility was amended to extend the maturity to November 2024 and to reduce the interest rate on borrowings to LIBOR plus 2.25% per annum. On April 30, 2020, the I-45 credit facility was amended to permanently reduce the I-45 credit facility amount through a prepayment of $15.0 million and to change the minimum utilization requirements. Under the I-45 credit facility, $107.0 million has been drawn as of September 30, 2020.

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of September 30, 2020 and March 31, 2020 (in thousands):

I-45 SLF LLC Loan Portfolio as of September 30, 2020

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC Holdings, Inc.	Healthcare services	First Lien - Priming Facility	4/15/2020	P+10.00% (Floor 1.00%)	$1,598	$1,592	$1,598
		First Lien[4]	6/30/2023	L+ 6.75% (Floor 1.00%), 4.00% PIK	7,371	7,264	3,292
ADS Tactical, Inc.	Aerospace & defense	First Lien	7/26/2023	L+6.25% (Floor 0.75%)	4,921	4,906	4,921
ALKU, LLC	Business services	First Lien	7/29/2026	L+5.50%	2,985	2,959	2,970
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	6/8/2023	L+6.50% (Floor 1.00%)	6,765	6,661	4,515
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.25% (Floor 1.00%), 1.00% PIK	4,508	4,501	4,125
California Pizza Kitchen, Inc.	Restaurants	Priority First Lien	8/23/2022	L+10.00% (Floor 1.50%)	937	937	927
		Priority First Lien Rolled Up	8/23/2022	L+10.00% (Floor 1.50%)	971	971	961
		First Lien[4]	8/23/2022	L+6.00% (Floor 1.00%)	5,823	5,811	1,776
Corel Inc.	Software & IT services	First Lien	7/2/2026	L+5.00%	4,906	4,661	4,790
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.25%	4,925	4,888	4,777
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	6,038	6,001	5,776
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	5,697	5,624	5,697
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien[4]	6/21/2023	L+8.75% (Floor 1.00%)	2,925	2,905	143
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,895	2,883	2,562
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	3,277	3,241	3,228
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	5,765	5,738	5,746
Isagenix International, LLC	Consumer products & retail	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	1,892	1,879	1,230

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
JAB Wireless, Inc.	Telecommunications	First Lien	5/2/2023	L+8.00%	7,740	7,699	7,450
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,730	4,700	4,494
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	L+6.50% (Floor 1.00%)	5,375	5,338	5,267
Lift Brands, Inc.	Consumer services	Tranche A	6/29/2025	L+3.25% (Floor 1.00%)	2,521	2,521	2,471
		Tranche B	6/29/2025	9.50% PIK	506	506	430
		Tranche C	6/29/2025	—	565	565	480
		Equity	—	—	749	749	749
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	2,962	2,927	2,829
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	5,921	5,890	5,477
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,387	6,360	6,223
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+9.00% (Floor 1.00%)	3,809	3,746	3,257
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%), 0.75% PIK	4,625	4,563	4,440
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,775	2,747	1,211
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,870	4,804	4,785
PaySimple, Inc.	Software & IT services	Delayed Draw Term Loan	8/23/2025	L+5.50%	1,376	1,353	1,327
		First Lien	8/23/2025	L+5.50%	4,241	4,190	4,093
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,297	6,280	6,249
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,785	4,771	4,307
PT Network, LLC	Healthcare products	First Lien	11/30/2023	L+5.50% (Floor 1.00%), 2.00% PIK	4,441	4,441	4,328
Signify Health, LLC	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,070	5,039	4,893
Tacala, LLC	Consumer products & retail	Second Lien	2/7/2028	L+7.50%	4,500	4,493	4,269
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	3,816	3,804	3,053
		First Lien - Term Loan B	4/28/2022	L+5.50%	954	951	763

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500	2,477	2,316
The Hoover Group, Inc.	Energy services (midstream)	First Lien	1/28/2021	L+7.25% (Floor 1.00%)	6,337	6,291	6,337
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,822	4,804	4,581
UniTek Global Services, Inc.	Telecommunications	First Lien	8/26/2024	L+5.50% (Floor 1.00%), 1.00% PIK	2,963	2,944	2,678
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.50% (Floor 1.00%)	5,200	5,165	4,514
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,895	3,845	3,895
VIP Cinema Holdings, Inc.	Hotel, gaming & leisure	First Lien - Roll-Up DIP[4]	12/4/2020	L+8.00%	1,294	1,293	78
		First Lien[4]	3/1/2023	P+7.00% (Floor 1.00%)	3,067	3,061	—
Wireless Vision Holdings, LLC[3]	Telecommunications	First Lien	9/29/2022	L+8.91% (Floor 1.00%), 1.00% PIK	6,979	6,923	6,979
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,697	4,666	4,270
Total Investments						$203,328	$177,527

1Represents the interest rate as of September 30, 2020. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime in effect at September 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor.
2Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
3The investment is structured as a first lien last out term loan.
4Investment is on non-accrual status as of September 30, 2020, meaning the Company has ceased to recognize interest income on the investment.

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

Below is certain summarized financial information for I-45 SLF LLC as of September 30, 2020 and March 31, 2020 and for the three and six months ended September 30, 2020 and 2019 (amounts in thousands):

	September 30, 2020	March 31, 2020
Selected Balance Sheet Information:
Investments, at fair value (cost $203,328 and $207,768)	$177,527	$170,860
Cash and cash equivalents	6,041	3,739
Due from broker	152	38
Deferred financing costs and other assets	1,723	2,095
Interest receivable	904	1,076
Total assets	$186,347	$177,808

Senior credit facility payable	$107,000	$125,000
Other liabilities	2,411	3,029
Total liabilities	$109,411	$128,029
Members’ equity	76,936	49,779
Total liabilities and members' equity	$186,347	$177,808

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Selected Statement of Operations Information:
Total revenues	$3,553	$5,284	$7,319	$10,926
Total expenses	(1,108)	(2,082)	(2,401)	(4,322)
Net investment income	2,445	3,202	4,918	6,604
Net unrealized appreciation (depreciation)	5,697	(3,491)	11,106	(4,462)
Net realized (losses) gains	18	236	(287)	361
Net increase (decrease) in members’ equity resulting from operations	$8,160	$(53)	$15,737	$2,503

14.    SUBSEQUENT EVENTS

On October 21, 2020, the Board of Directors declared a total dividend of $0.51 per share, comprised of a regular dividend of $0.41 and a supplemental dividend of $0.10, for the quarter ended December 31, 2020. The record date for the dividend is December 15, 2020. The payment date for the dividend is December 31, 2020.

COVID-19

Subsequent to quarter ended September 30, 2020, the global outbreak of the coronavirus (“COVID-19”) pandemic continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remains uncertain. As of November 2, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended September 30, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Six Months Ended September 30, 2020
(amounts in thousands)

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2020	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2020
Control Investments
I-45 SLF LLC	80% LLC equity interest	$3,463	$39,760	$12,800	$—	$—	$8,923	$61,483
Total Control Investments		$3,463	$39,760	$12,800	—	$—	$8,923	$61,483

Affiliate Investments
Central Medical Supply LLC	Revolving Loan	$5	$—	$(28)	$—	$—	$28	$—
	First Lien	249	—	7,359	—	—	(9)	7,350
	Delayed Draw Term Loan	5	—	(28)	—	—	28	—
	875,000 Preferred Units	—	—	875	—	—	—	875
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	3,110	—	—	—	(218)	2,892
Delphi Intermediate Healthco LLC	First Lien	83	—	1,397	—	—	12	1,409
	First Lien	77	—	1,559	—	—	(12)	1,547
	1,681.04 Common Units	—	—	3,615	—	—	—	3,615
Dynamic Communities, LLC	Revolving Loan	2	—	1	—	—	(1)	—
	First Lien	534	9,928	22	(140)	—	(223)	9,587
	2,000,000 Preferred units	—	1,850	—	—	—	(576)	1,274
GrammaTech, Inc.	Revolving Loan	125	2,460	4	—	—	(4)	2,460
	First Lien	572	11,316	17	—	—	(17)	11,316
	1,000 Class A units	—	1,000	—	—	—	455	1,455
ITA Holdings Group, LLC	Revolving loan	45	—	1,504	(1,500)	—	(4)	—
	First Lien - Term Loan	494	9,900	22	—	—	48	9,970
	First Lien - Term Loan B	322	5,136	10	—	—	(56)	5,090
	First Lien - PIK Note A	158	2,233	154	—	—	142	2,529
	First Lien - PIK Note B	5	88	5	—	—	7	100
	Warrants	—	2,762	—	—	—	—	2,762
	9.25% Class A membership interest	—	2,099	—	—	—	—	2,099

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2020	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2020
Roseland Management, LLC	Revolving loan	15	500	2	(500)	—	(2)	—
	First lien	244	10,369	7	(10,368)	—	(8)	—
	10,000 Class A Units	—	1,334	—	(1,334)	—	—	—
SIMR, LLC	First lien	1,175	11,190	444	—	—	(633)	11,001
	9,374,510.2 Class B Common Units	—	1,742	—	—	—	(1,742)	—
Sonobi, Inc.	First Lien	32	—	8,331	—	—	—	8,331
	500,000 Class A Common Units	—	—	500	—	—	—	500
Zenfolio Inc.	Revolving Loan	53	1,888	1	(1,844)	—	(45)	—
	First Lien	384	13,127	21	(12,821)	—	(327)	—
	190 shares of common stock	—	—	—	(272)	(1,628)	1,900	—
Total Affiliate Investments		$4,579	$92,032	$25,794	$(28,779)	$(1,628)	$(1,257)	$86,162
Total Control & Affiliate Investments		$8,042	$131,792	$38,594	$(28,779)	$(1,628)	$7,666	$147,645

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the six months ended September 30, 2020 and 2019, the ratio of our annualized second quarter operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 2.61% and 2.87%, respectively.

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

We have evaluated subsequent events from September 30, 2020 through the filing date of this Quarterly Report on Form 10-Q, November 2, 2020. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarter ended September 30, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of September 30, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the time that followed our September 30, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The impact to our results going forward may depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the COVID-19 or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of September 30, 2020 and March 31, 2020, our investment portfolio at fair value represented approximately 95.0% and 94.5%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value of our investments and our valuation procedures, consistent with the 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of September 30, 2020 and March 31, 2020 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2020, we had three investments on non-accrual status, which represent approximately 1.7% of our total investment portfolio's fair value and approximately 3.1% of its cost. As of March 31, 2020, we had four investments on non-accrual status, which represent approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost.

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

The total value of our investment portfolio was $631.2 million as of September 30, 2020, as compared to $553.1 million as of March 31, 2020. As of September 30, 2020, we had investments in 52 portfolio companies with an aggregate cost of $658.8 million. As of March 31, 2020, we had investments in 46 portfolio companies with an aggregate cost of $599.2 million.

As of September 30, 2020 and March 31, 2020, approximately $498.7 million, or 95.8%, and $459.0 million, or 96.8%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% and 97.6%, respectively, were subject to contractual minimum interest rates. As of both September 30, 2020 and March 31, 2020, the weighted average contractual minimum interest rate is 1.38%. As of September 30, 2020 and March 31, 2020, approximately $22.0 million, or 4.2%, and $15.3 million, or 3.2%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of September 30, 2020 and March 31, 2020 (excluding our investment in I-45 SLF LLC):

	As of September 30, 2020
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	39	12
Fair value	$476,297	$93,417
Cost	$473,201	$104,821
% of portfolio at cost - debt	91.4%	98.9%
% of portfolio at cost - equity	8.6%	1.1%
% of debt investments at cost secured by first lien	84.2%	84.4%
Weighted average annual effective yield (b)	10.9%	8.0%
Weighted average EBITDA (c)	$8,411	$66,871
Weighted average leverage through CSWC security (d)	3.9x	3.7x

(a)At September 30, 2020, we had equity ownership in approximately 64.1% of our LMM investments.
(b)The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of September 30, 2020, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of September 30, 2020, there were three investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)Weighted average EBITDA metric is calculated using investment cost basis weighting. For the quarter ended September 30, 2020, one portfolio company is excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(d)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the quarter ended September 30, 2020, one portfolio company is excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of September 30, 2020 and March 31, 2020:

	As of September 30, 2020
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$69,887	13.4%
2	388,452	74.6
3	51,763	10.0
4	10,549	2.0
Total	$520,651	100.0%

	As of March 31, 2020
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$53,488	11.3%
2	347,056	73.2
3	59,266	12.5
4	14,523	3.0
Total	$474,333	100.0%

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

As of September 30, 2020, we had three debt investments on non-accrual status, which represent approximately 1.7% of our total investment portfolio's fair value and approximately 3.1% of its cost. As of March 31, 2020, we had four investments on non-accrual status, which represents approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost.

Investment Activity

During the six months ended September 30, 2020, we made new debt investments in seven portfolio companies totaling $60.7 million, follow-on debt investments in eight portfolio companies totaling $18.2 million, and equity investments in four existing and three new portfolio companies totaling $4.3 million. We also funded $12.8 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately

$10.1 million and full prepayments of approximately $20.7 million. We funded $3.6 million on revolving loans and received $6.2 million in repayments on revolving loans.

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
Total portfolio investment activity for the six months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

Six months ended September 30, 2020	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Financial Instruments	I-45 SLF, LLC	Total
Fair value, beginning of period	$427,447	$37,139	$9,747	$38,979	$—	$39,760	$553,072
New investments	82,353	—	173	4,296	—	12,800	99,622
Proceeds from sales of investments	—	—	—	(272)	—	—	(272)
Principal repayments received	(36,863)	(125)	—	—	—	—	(36,988)
Conversion of security	(3,615)	—	—	3,615	—	—	—
PIK interest earned	2,302	414	332	—	—	—	3,048
Accretion of loan discounts	959	93	11	—	—	—	1,063
Realized (loss) gain	(5,210)	—	—	(1,628)	—	—	(6,838)
Unrealized gain (loss)	5,243	97	154	4,073	—	8,923	18,490
Fair value, end of period	$472,616	$37,618	$10,417	$49,063	$—	$61,483	$631,197
Weighted average yield on debt investments at end of period							10.34%
Weighted average yield on total investments at end of period							10.43%

Six months ended September 30, 2019	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Financial Instruments	I-45 SLF, LLC	Total
Fair value, beginning of period	$317,544	$35,896	$14,287	$90,601	$—	$65,743	$524,071
New investments	63,105	—	—	1,620	—	—	64,725
Proceeds from sales of investments	—	—	—	(7,271)	—	—	(7,271)
Principal repayments received	(40,409)	(125)	—	—	—	—	(40,534)
PIK interest earned	307	261	12	71	—	—	651
Accretion of loan discounts	864	79	25	—	—	—	968
Realized gain	570	—	—	988	—	—	1,558
Unrealized gain (loss)	(4,335)	(823)	(90)	3,790	—	(3,834)	(5,292)
Fair value, end of period	$337,646	$35,288	$14,234	$89,799	$—	$61,909	$538,876
Weighted average yield on debt investments at end of period							11.02%
Weighted average yield on total investments at end of period							11.10%

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of four elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized (loss) gain on investments before income tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized appreciation (depreciation) on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost. The “Net realized (loss) gain on investments before income tax” and “Net unrealized appreciation (depreciation) on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized losses on extinguishment of debt”, which is the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs at the time of the debt extinguishment.

Comparison of three months ended September 30, 2020 and September 30, 2019

	Three Months Ended
	September 30,		Net Change
	2020	2019	Amount	%
	(in thousands)
Total investment income	$16,685	$15,218	$1,467	9.6%
Interest expense	(4,397)	(3,716)	(681)	18.3%
Other operating expenses	(4,184)	(4,121)	(63)	1.5%
Income before taxes	8,104	7,381	723	9.8%
Income tax (benefit) expense	(215)	566	(781)	(138.0)%
Net investment income	8,319	6,815	1,504	22.1%
Net realized (loss) gain on investments, net of tax	(1,279)	283	(1,562)	(551.9)%
Net unrealized appreciation (depreciation) on investments, net of tax	9,636	(4,369)	14,005	(320.6)%
Realized losses on extinguishment of debt	(286)	—	(286)	100.0%
Net increase in net assets from operations	$16,390	$2,729	$13,661	500.6%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended September 30, 2020, we reported investment income of $16.7 million, a $1.5 million, or 9.6%, increase as compared to the three months ended September 30, 2019. The increase was primarily due to a $2.6 million increase in interest income generated from our debt investments, which is due to a 35.9% increase in the cost basis of debt investments held from $394.5 million to $536.3 million year-over-year, partially offset by a $1.7 million decrease in dividend income as a result of the sale of Media Recovery, Inc. and a decrease in the dividend income received from I-45 SLF.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended September 30, 2020, our total interest expense was $4.4 million, an increase of $0.7 million as compared to the total interest expense of $3.7 million for the three months ended September 30, 2019. The increase was primarily attributable to the issuance of the October 2024 Notes and an increase of $12.8 million in average borrowings on our Credit Facility, partially offset by a decrease in the weighted average interest rate on our Credit Facility from 5.00% to 2.86% during the three months ended September 30, 2019 and September 30, 2020, respectively.

Salaries, General and Administrative Expenses

For the three months ended September 30, 2020, our total employee compensation expense (including both cash and share-based compensation) increased by $0.4 million, or 17.6%, as compared to the total employee compensation expense for the three months ended September 30, 2019. The increase is primarily due to an increase in accrued bonus compensation and share-based compensation as a result of additional restricted stock awards granted in June 2020. For the three months ended September 30, 2020, our total general and administrative expense was $1.4 million, a decrease of $0.3 million or 20.7%, as compared to the total general and administrative expense of $1.7 million for the three months ended September 30, 2019. The decrease was primarily due to the write off of deferred offering costs of approximately $0.5 million related to our previous registration statement on Form N-2 during the quarter ended September 30, 2019.

Net Investment Income

For the three months ended September 30, 2020, income before taxes increased by $0.7 million, or 9.8%. Net investment income increased from the prior year period by $1.5 million, or 22.1%, to $8.3 million as a result of a $1.5 million increase in total investment income and a $0.8 million decrease in income tax expense, partially offset by $0.7 million increase in interest expense.

Net Realized and Unrealized Gains (Losses) on Investments

During the three months ended September 30, 2020, we recognized net realized losses totaling $1.3 million, which consisted of losses on the sale of one affiliate equity investment, partially offset by gains on the repayments of debt investments.

In addition, during the three months ended September 30, 2020, we recorded net unrealized appreciation on our current portfolio of $9.0 million, the reversal of $1.3 million of net unrealized depreciation recognized in prior periods due to realized losses described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.7 million, totaling $9.6 million of net unrealized appreciation on investments. Net unrealized appreciation on our current portfolio included unrealized gains of $4.7 million on I-45 SLF LLC, $4.1 million on LMM equity investments, $1.6 million on UMM debt investments and $0.6 million on UMM equity investments, offset by unrealized losses on LMM debt investments of $0.7 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the three months ended September 30, 2019, we recognized realized gains totaling $0.3 million, which consisted of gains on the full repayment of one non-control/non-affiliate investment and partial repayments on two non-control/non-affiliate investments and one affiliate investment.

In addition, during the three months ended September 30, 2019, we recorded net unrealized depreciation on our current portfolio of $3.6 million, the reversal of $0.3 million of net unrealized appreciation recognized in prior periods due to realized gains described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.5 million, which totaled $4.4 million of net unrealized depreciation on investments. Net unrealized depreciation on our current portfolio included unrealized gains on Vistar Media Inc. of $1.7 million, ITA Holdings Group, LLC of $1.7 million and Chandler Signs, LLC of $0.6 million, offset by unrealized losses on I-45 SLF LLC of $2.9 million, SIMR, LLC of $2.5 million and AAC Holdings, Inc. of $1.4 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

Realized Losses on Extinguishment of Debt

During the three months ended September 30, 2020, we recognized losses on extinguishment of debt of $0.3 million due to the partial redemption of the December 2022 Notes.

Comparison of six months ended September 30, 2020 and September 30, 2019

	Six Months Ended
	September 30,		Net Change
	2020	2019	Amount	%
	(in thousands)
Total investment income	$31,849	$31,017	$832	2.7%
Interest expense	(8,725)	(7,522)	(1,203)	16.0%
Other operating expenses	(7,851)	(8,430)	579	6.9%
Income before taxes	15,273	15,065	208	1.4%
Income tax expense	135	890	(755)	(84.8)%
Net investment income	15,138	14,175	963	6.8%
Net realized (loss) gain on investments, net of tax	(6,826)	1,500	(8,326)	(555.1)%
Net unrealized appreciation (depreciation) on investments, net of tax	17,241	(6,233)	23,474	(376.6)%
Realized losses on extinguishment of debt	(286)	—	(286)	100.0%
Net increase in net assets from operations	$25,267	$9,442	$15,825	167.6%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the six months ended September 30, 2020, we reported investment income of $31.8 million, a $0.8 million, or 2.7%, increase as compared to the six months ended September 30, 2019. The increase was primarily due to a $3.9 million increase in interest income generated from our debt investments, which was due to a 35.9% increase in the cost basis of debt investments held from $394.5 million to $536.3 million year-over-year, partially offset by a $3.8 million decrease in dividend income as a result of the sale of Media Recovery, Inc. and a decrease in the dividend income received from I-45 SLF.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the six months ended September 30, 2020, our total interest expense was $8.7 million, an increase of $1.2 million as compared to the total interest expense of $7.5 million for the six months ended September 30, 2019. The increase was primarily attributable to the issuance of the October 2024 Notes and an increase of $14.1 million in average borrowings on our Credit Facility, partially offset by a decrease in the weighted average interest rate on our Credit Facility from 5.08% to 3.26% during the six months ended September 30, 2019 and September 30, 2020, respectively.

Salaries, General and Administrative Expenses

For the six months ended September 30, 2020, our total employee compensation expense (including both cash and share-based compensation) decreased by $0.1 million, or 2.0%, as compared to the total employee compensation expense for the six months ended September 30, 2019. The decrease is primarily due to a decrease in share-based compensation as a result of the incremental compensation costs related to the restricted stock award modification during the three months ended June 30, 2019. For the six months ended September 30, 2020, our total general and administrative expense was $2.7 million, a decrease of $0.5 million or 14.9%, as compared to the total general and administrative expense of $3.2 million for the six months ended September 30, 2019. The decrease was primarily due to the write off of deferred offering costs of approximately $0.5 million related to our previous registration statement on Form N-2 during the quarter ended September 30, 2019.

Net Investment Income

For the six months ended September 30, 2020, income before taxes increased by $0.2 million, or 1.4%. Net investment income increased from the prior year period by $1.0 million, or 6.8%, to $15.1 million as a result of a $0.8 million increase in total investment income, a $0.6 million decrease in other operating expenses and a $0.8 million decrease in income tax expense, partially offset by a $1.2 million increase in interest expense.

Net Realized and Unrealized Gains (Losses) on Investments

During the six months ended September 30, 2020, we recognized net realized losses totaling $6.8 million, which consisted of losses on the restructuring of one non-control/non-affiliate investment and on the sale of one affiliate equity investment, partially offset by gains on the partial and full repayments of debt investments.

In addition, during the six months ended September 30, 2020, we recorded net unrealized appreciation on our current portfolio of $11.4 million, the reversal of $7.0 million of net unrealized depreciation recognized in prior periods due to realized losses described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $1.2 million, totaling $17.2 million of net unrealized appreciation on investments. Net unrealized appreciation on our current portfolio included unrealized gains of $8.9 million on I-45 SLF LLC, $7.7 million on UMM debt investments, $3.3 million on LMM equity investments and $0.8 million on UMM equity investments, offset by unrealized losses on LMM debt investments of $2.2 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

During the six months ended September 30, 2019, we recognized realized gains totaling $1.5 million, which consisted of gains on the full repayments of one non-control/non-affiliate and one control investment and partial repayments on nine non-control/non-affiliate investments and two affiliate investments.

In addition, during the six months ended September 30, 2019, we recorded net unrealized appreciation on our current portfolio of $3.6 million, the reversal of $2.0 million of net unrealized appreciation recognized in prior periods due to realized gains described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.6 million, which totaled $6.2 million of net unrealized depreciation on investments. Net unrealized depreciation on our current portfolio included unrealized gains on ITA Holdings Group, LLC of $3.1 million, Vistar Media Inc. of $3.4 million and Media Recovery, Inc. of $1.2 million, offset by unrealized losses on I-45 SLF LLC of $3.8 million, SIMR, LLC of $2.9 million and AAC Holdings, Inc. of $1.6 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

Realized Losses on Extinguishment of Debt

During the six months ended September 30, 2020, we recognized losses on extinguishment of debt of $0.3 million due to the partial redemption of the December 2022 Notes.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from cash flows from operations, the net proceeds of public offerings of debt and equity securities and advances from the Credit Facility. Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months. We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our Credit Facility and future issuances of debt and equity on terms we believe are favorable to the Company and our shareholders. Our primary uses of funds will be investments in portfolio companies and operating expenses. Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. As the impact of COVID-19 continues to evolve, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances.

Cash Flows

For the six months ended September 30, 2020, we experienced a net increase in cash and cash equivalents in the amount of $2.3 million. During that period, our operating activities used $46.8 million in cash, consisting primarily of new portfolio investments of $99.6 million, partially offset by $36.6 million from sales and repayments received from debt investments in portfolio companies and $0.3 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $49.1 million, consisting primarily of net borrowings on our Credit Facility of $33.0 million, proceeds from issuance of the October 2024 Notes of $50.0 million and net proceeds from the Equity ATM Program of $6.1 million, partially offset by the partial redemption of December 2022 Notes of $20.0 million and cash dividends paid in the amount of $19.0 million. At September 30, 2020, the Company had cash and cash equivalents of approximately $16.0 million.

For the six months ended September 30, 2019, we experienced a net increase in cash and cash equivalents in the amount of $20.1 million. During that period, our operating activities used $1.4 million in cash, consisting primarily of new portfolio investments of $64.7 million, partially offset by $40.0 million of sales and repayments received from debt investments in portfolio companies and $7.3 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $21.5 million, consisting primarily of proceeds from the October 2024 Notes of $63.7 million, as well as net proceeds from the Equity ATM Program of $8.9 million, partially offset by net repayments on our Credit Facility of $33.0 million and cash dividends paid in the amount of $17.6 million. At September 30, 2019, the Company had cash and cash equivalents of approximately $30.0 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of September 30, 2020, the Company’s asset coverage was 178%.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of September 30, 2020, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At September 30, 2020, CSWC had $187.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.6 million and $3.6 million, respectively, for the three and six months ended September 30, 2020. For the three and six months ended September 30, 2019, CSWC recognized interest expense of $2.3 million and $4.6 million, respectively. The weighted average interest rate on the Credit Facility was 2.86% and 3.26%, respectively, for the three and six months ended September 30, 2020. For the three and six months ended September 30, 2019, the weighted average interest rate on the Credit Facility was 5.00% and 5.08%, respectively. Average borrowings for the three and six months ended September 30, 2020 were $169.1 million and $166.0 million, respectively. For the three and six months ended September 30, 2019, average borrowings were $156.3 million and $151.9 million, respectively. As of September 30, 2020, CSWC was in compliance with all financial covenants under the Credit Facility.

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

On September 29, 2020 (the "Redemption Date"), the Company redeemed $20 million in aggregate principal of the December 2022 Notes. The December 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the Redemption Date. Accordingly, the Company recognized realized losses on extinguishment of debt of $0.3 million, equal to the write-off of the related unamortized debt issuance costs during the three months ended September 30, 2020.

As of September 30, 2020, the carrying amount of the December 2022 Notes was $56.3 million on an aggregate principal amount of $57.1 million at a weighted average effective yield of 5.93%. As of September 30, 2020, the fair value of the December 2022 Notes was $57.3 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million and $2.5 million, respectively, for the three and six months ended September 30, 2020. For the three and six months ended September 30,

2019, the Company recognized interest expense of $1.3 million and $2.8 million, respectively. Average borrowings for the three and six months ended September 30, 2020 were $76.7 million and $76.9 million, respectively. Average borrowings for both the three and six months ended September 30, 2019 were $77.1 million.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 61 of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61 of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of September 30, 2020, the Company was in compliance with all covenants of the December 2022 Notes.

October 2024 Notes

In September 2019, the Company issued $65.0 million in aggregate principal amount of 5.375% Notes due 2024 (the “Existing October 2024 Notes”). In October 2019, the Company issued an additional $10.0 million in aggregate principal amount of the October 2024 Notes (the "Additional October 2024 Notes"). In August 2020, the Company issued an additional $50.0 million in aggregate principal amount of the October 2024 Notes (the "New Notes" together with the Existing October 2024 Notes and the Additional October 2024 Notes, the "October 2024 Notes"). The Additional October 2024 Notes and the New Notes are being treated as a single series with the Existing October 2024 Notes under the indenture and have the same terms as the Existing October 2024 Notes. The October 2024 Notes mature on October 1, 2024 and may be redeemed in whole or in part at any time prior to July 1, 2024, at par plus a “make-whole” premium, and thereafter at par. The October 2024 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2020. The October 2024 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of September 30, 2020, the carrying amount of the October 2024 Notes was $122.6 million on an aggregate principal amount of $125.0 million at a weighted average effective yield of 5.375%. As of September 30, 2020, the fair value of the October 2024 Notes was $125.0 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.5 million and $2.6 million, respectively, for the three and six months ended September 30, 2020. For both the three and six months ended September 30, 2019, the Company recognized interest expense of $0.1 million. For the three and six months ended September 30, 2020, average borrowings were $102.2 million and $88.7 million, respectively. Since the issuance of the Existing October 2024 Notes on September 27, 2019 through September 30, 2019, average borrowings were $65.0 million.

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

On March 26, 2020, the aggregate amount of the Company's common stock purchased (inclusive of commission fees) pursuant to the share repurchase agreement met the threshold set forth in the share repurchase agreement and, as a result, the Company ceased purchasing common stock under the share repurchase program on such date. Cumulative to date, we have repurchased a total of 840,543 shares of our common stock in the open market under the stock repurchase program, at an average price of $11.85, including commissions paid. Accordingly, during the six months ended September 30, 2020, the Company did not repurchase any shares of the Company's common stock under the share repurchase program.

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

During the three months ended September 30, 2020, the Company sold 35,112 shares of its common stock under the Equity ATM Program at a weighted-average price of $14.99 per share, raising $0.5 million of gross proceeds. Net proceeds were $0.5 million after commissions to the sales agents on shares sold. During the six months ended September 30, 2020, the Company sold 408,289 shares of its common stock under the Equity ATM Program at a weighted-average price of $15.35 per share, raising $6.3 million of gross proceeds. Net proceeds were $6.1 million after commissions to the sales agents on shares sold. During the three months ended September 30, 2019, the Company sold 231,272 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.62 per share, raising $5.0 million of gross proceeds. Net proceeds were $4.9 million after commissions to the sales agents on shares sold. During the six months ended September 30, 2019, the Company sold 426,821 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.64 per share, raising $9.2 million of gross proceeds. Net proceeds were $9.1 million after commissions to the sales agents on shares sold.

Cumulative to date, the Company has sold 1,903,377 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.31, raising $38.7 million of gross proceeds. Net proceeds were $37.9 million after commissions to the sales agents on shares sold. As of September 30, 2020, the Company has $61.3 million available under the Equity ATM Program.

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

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of September 30, 2020.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$384	$271	$113	$—	$—
Credit Facility (1)	204,478	5,425	10,849	188,204	—
December 2022 Notes (2)	64,644	3,400	61,244	—	—
October 2024 Notes (2)	155,234	6,719	13,437	135,078	—
	$424,740	$15,815	$85,643	$323,282	$—

(1)Amounts include interest payments calculated at an average rate of 2.86% of outstanding credit facility borrowings, which were $187.0 million as of September 30, 2020.
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

At September 30, 2020 and March 31, 2020, we had a total of approximately $26.3 million and $15.2 million, respectively, in currently unfunded commitments (as discussed in Note 10 to the Consolidated Financial Statements). Included within the total unfunded commitments as of September 30, 2020 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2020, we had $3.8 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.4 million expire in May 2021 and $0.4 million expire in July 2021. As of September 30, 2020, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these commitments. As of September 30, 2020, the Company had cash and cash equivalents of $16.0 million and $134.6 million in available borrowings under the Credit Facility.

RECENT DEVELOPMENTS

On October 21, 2020, the Board of Directors declared a total dividend of $0.51 per share, comprised of a regular dividend of $0.41 and a supplemental dividend of $0.10, for the quarter ended December 31, 2020. The record date for the dividend is December 15, 2020. The payment date for the dividend is December 31, 2020.

COVID-19

Subsequent to quarter ended September 30, 2020, the global outbreak of COVID-19 pandemic continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remains uncertain. As of November 2, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended September 30, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk. Market risk includes risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including public health emergencies, such as COVID-19; overall market changes, including an increase in market volatility due to COVID-19; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. A large portion of our portfolio is comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expenses will also be affected by changes in the published LIBOR rate in connection with our Credit Facility. The interest rates on the December 2022 and the October 2024 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2020, we were not a party to any hedging arrangements.

As of September 30, 2020, approximately 95.8% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Based on interest rates as of September 30, 2020, a hypothetical 100 basis point increase in interest rates could decrease our net investment income by a maximum of $1.4 million, or $0.07 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could increase our net investment income by a maximum of $2.6 million, or $0.14 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.50%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of September 30, 2020.

During the three months ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

CAPITAL SOUTHWEST CORPORATION

November 2, 2020	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

November 2, 2020	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer