Form 10-Q
period 2020-12-31
CAPITAL SOUTHWEST CORP
filed 2021-02-02
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

19,867,848 shares of Common Stock, $0.25 value per share, as of January 29, 2021.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	December 31,	March 31,
	2020	2020
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $496,654 and $436,463, respectively)	$497,326	$421,280
Affiliate investments (Cost: $90,954 and $94,724, respectively)	87,812	92,032
Control investments (Cost: $80,800 and $68,000, respectively)	63,635	39,760
Total investments (Cost: $668,408 and $599,187, respectively)	648,773	553,072
Cash and cash equivalents	43,724	13,744
Receivables:
Dividends and interest	10,746	10,389
Escrow	1,150	1,643
Other	42	51
Income tax receivable	585	147
Deferred tax asset	—	1,402
Debt issuance costs (net of accumulated amortization of $3,359 and $2,720, respectively)	2,453	2,980
Other assets	1,361	1,531
Total assets	$708,834	$584,959

Liabilities
December 2022 Notes (Par value: $37,136 and $77,136, respectively)	$36,689	$75,812
October 2024 Notes (Par value: $125,000 and $75,000, respectively)	122,775	73,484
January 2026 Notes (Par value: $75,000 and $0, respectively)	73,410	—
Credit facility	150,000	154,000
Other liabilities	6,783	4,883
Accrued restoration plan liability	2,975	3,082
Income tax payable	844	513
Deferred tax liability	2,708	963
Total liabilities	396,184	312,737

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 22,207,360 shares at December 31, 2020 and 20,337,610 shares at March 31, 2020	5,552	5,085
Additional paid-in capital	337,822	310,846
Total distributable earnings (loss)	(6,787)	(19,772)
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	312,650	272,222
Total liabilities and net assets	$708,834	$584,959
Net asset value per share (19,867,848 shares outstanding at December 31, 2020 and 17,998,098 shares outstanding at March 31, 2020)	$15.74	$15.13

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Investment income:
Interest income:
Non-control/Non-affiliate investments	$12,286	$9,526	$34,234	$27,793
Affiliate investments	2,401	2,159	6,980	6,210
Control investments	—	—	—	265
Dividend income:
Non-control/Non-affiliate investments	1,235	(15)	1,589	140
Affiliate investments	—	122	—	141
Control investments	1,681	2,581	5,144	10,013
Interest income from cash and cash equivalents	1	21	8	49
Fees and other income	1,436	1,590	2,934	2,390
Total investment income	19,040	15,984	50,889	47,001
Operating expenses:
Compensation	2,444	2,034	6,125	5,763
Share-based compensation	771	690	2,236	2,212
Interest	4,528	4,142	13,253	11,664
Professional fees	538	479	1,691	1,567
Net pension expense	33	36	99	107
General and administrative	754	728	2,240	2,748
Total operating expenses	9,068	8,109	25,644	24,061
Income before taxes	9,972	7,875	25,245	22,940
Income tax expense	1,455	761	1,590	1,651
Net investment income	$8,517	$7,114	$23,655	$21,289
Realized (loss) gain
Non-control/Non-affiliate investments	$(127)	$(157)	$(5,325)	$1,159
Affiliate investments	—	40	(1,628)	57
Control investments	—	44,399	—	44,566
Total net realized (loss) gain on investments, net of tax	(127)	40,818	(6,953)	42,318
Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	5,593	(1,118)	16,417	(4,899)
Affiliate investments	245	(1,265)	(1,012)	(240)
Control investments	2,152	(52,208)	11,075	(55,027)
Income tax (provision) benefit	(719)	(174)	(1,968)	(832)
Total net unrealized appreciation (depreciation) on investments, net of tax	7,271	(54,765)	24,512	(60,998)
Net realized and unrealized gains (losses) on investments	7,144	(13,947)	17,559	(18,680)
Realized losses on extinguishment of debt	(262)	—	(548)	—
Net increase (decrease) in net assets from operations	$15,399	$(6,833)	$40,666	$2,609

Pre-tax net investment income per share - basic and diluted	$0.52	$0.44	$1.36	$1.29
Net investment income per share – basic and diluted	$0.45	$0.39	$1.27	$1.20
Net increase in net assets from operations – basic and diluted	$0.80	$(0.38)	$2.18	$0.15
Weighted average shares outstanding – basic	19,134,824	18,100,176	18,629,463	17,803,005
Weighted average shares outstanding – diluted	19,134,824	18,100,176	18,629,463	17,803,005
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	2020	2019

Net assets, March 31	$272,222	$325,963
Operations:
Net investment income	6,819	7,360
Net realized (loss) gain on investments	(5,547)	1,217
Net unrealized appreciation (depreciation) on investments, net of tax	7,605	(1,864)
Net increase in net assets from operations	8,877	6,713
Dividends to shareholders ($0.51 and $0.49 per share, respectively)	(9,480)	(8,629)
Capital share transactions:
Change in restoration plan liability	9	7
Issuance of common stock	5,622	3,972
Share-based compensation expense	612	837
Common stock withheld for payroll taxes upon vesting of restricted stock	(3)	(49)
Increase in net assets	5,637	2,851
Net assets, June 30	$277,859	$328,814
Operations:
Net investment income	8,319	6,815
Net realized (loss) gain on investments	(1,279)	283
Net unrealized appreciation (depreciation) on investments, net of tax	9,636	(4,369)
Realized losses on extinguishment of debt	(286)	—
Net increase in net assets from operations	16,390	2,729
Dividends to shareholders ($0.51 and $0.50 per share, respectively)	(9,498)	(8,964)
Capital share transactions:
Change in pension plan funded status	9	8
Issuance of common stock	516	4,827
Share-based compensation expense	853	685
Increase (decrease) in net assets	8,270	(715)
Net assets, September 30	$286,129	$328,099
Operations:
Net investment income	8,517	7,114
Net realized (loss) gain on investments	(127)	44,282
Taxes on deemed distribution of long-term capital gains	—	(3,464)
Net unrealized appreciation (depreciation) on investments, net of tax	7,271	(54,765)
Realized losses on extinguishment of debt	(262)	—
Net increase (decrease) in net assets from operations	15,399	(6,833)
Dividends to shareholders ($0.51 and $1.25 per share, respectively)	(10,044)	(23,258)
Capital share transactions:
Change in pension plan funded status	8	8
Issuance of common stock	20,623	13,518
Share-based compensation expense	771	690
Common stock withheld for payroll taxes upon vesting of restricted stock	(236)	(368)
Increase (decrease) in net assets	26,521	(16,243)
Net assets, December 31	$312,650	$311,856

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	December 31,
	2020	2019
Cash flows from operating activities
Net increase in net assets from operations	$40,666	$2,609
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(150,323)	(154,415)
Proceeds from sales and repayments of debt investments in portfolio companies	70,280	50,965
Proceeds from sales and return of capital of equity investments in portfolio companies	9,782	55,960
Payment of accreted original issue discounts	1,010	736
Depreciation and amortization	1,478	1,610
Net pension benefit	(81)	(58)
Realized losses on extinguishment of debt	548	—
Realized loss (gain) on investments before income tax	6,967	(45,782)
Net unrealized (appreciation) depreciation on investments before income tax	(26,480)	60,166
Accretion of discounts on investments	(1,730)	(1,427)
Payment-in-kind interest and dividends	(5,207)	(1,469)
Stock option and restricted awards expense	2,236	2,212
Deferred income taxes	3,146	1,592
Changes in other assets and liabilities:
Decrease in dividend and interest receivable	(357)	(793)
Decrease in escrow receivables	493	71
(Increase) decrease in tax receivable	(439)	28
Decrease in other receivables	9	1,069
Decrease (increase) in other assets	66	(780)
Increase in taxes payable	332	905
Increase in other liabilities	1,900	321
Decrease in payable for unsettled transaction	—	(1,158)
Net cash used in operating activities	(45,704)	(24,174)
Cash flows from financing activities
Proceeds from common stock offering	26,770	22,532
Equity offering costs paid	—	(106)
Borrowings under credit facility	147,000	102,000
Repayments of credit facility	(151,000)	(119,000)
Debt issuance costs paid	(325)	(442)
Proceeds from issuance of October 2024 Notes	49,000	73,500
Proceeds from issuance of January 2026 Notes	73,500	—
Partial redemption of December 2022 Notes	(40,000)	—
Dividends to shareholders	(29,022)	(40,851)
Common stock withheld for payroll taxes upon vesting of restricted stock	(239)	(417)
Net cash provided by financing activities	75,684	37,216
Net increase in cash and cash equivalents	29,980	13,042
Cash and cash equivalents at beginning of period	13,744	9,924
Cash and cash equivalents at end of period	$43,724	$22,966
Supplemental cash flow disclosures:
Cash paid for income taxes	$619	$—
Cash paid for interest	10,149	9,132
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC NEW HOLDCO INC.	First Lien	Healthcare services	10.00%, 8.00% PIK	12/11/2020	6/25/2025	$7,824	$7,824	$7,824
	374,543 shares common stock		—	12/11/2020	—	—	2,198	2,198
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	1,785	1,785
							11,807	11,807
ACCELERATION PARTNERS, LLC[8,13]	First Lien	Media, marketing & entertainment	L+8.21% (Floor 1.00%)/Q, Current Coupon 9.21%	12/1/2020	12/1/2025	8,750	8,489	8,489
	Delayed Draw Term Loan[10]		L+8.21% (Floor 1.00%)/Q, Current Coupon 9.21%	12/1/2020	12/1/2025	2,800	2,724	2,724
	1,000 Preferred Units[9]		—	12/1/2020	12/1/2025	—	1,000	1,000
	1,000 Class A Common Units[9]		—	12/1/2020	12/1/2025	—	—	—
							12,213	12,213
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+10.50% (Floor 2.00%)/Q, Current Coupon 12.50%	12/13/2018	12/13/2023	9,500	9,372	9,035
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.00% (Floor 1.75%)/Q, Current Coupon 8.75%	7/2/2018	7/2/2023	10,304	10,167	10,304
AG KINGS HOLDINGS INC.	First Lien - DIP[10]	Food, agriculture & beverage	L+8.00% (Floor 1.00%)/M, Current Coupon 9.00%	8/26/2020	12/11/2020	952	952	952
	First Lien - Super-Priority DIP Rollup		L+10.00 (Floor 1.00%)/M, Current Coupon 11.00%	9/18/2020	12/11/2020	3,810	3,810	3,810
	First Lien[16]		L+9.00% (Floor 1.00%)/M, 2.00% PIK, Current Coupon 16.25%	8/4/2016	8/8/2021	3,590	3,532	739
							8,294	5,501
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	13.00% PIK	8/1/2017	2/1/2023	10,778	10,677	10,584
	Unsecured convertible note		6.00% PIK	7/15/2020	9/30/2024	173	173	173
	3.88% membership preferred interest		—	8/1/2017	—	—	2,500	2,500
							13,350	13,257

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	4/10/2018	4/10/2023	17,063	16,883	17,011
	First Lien - Term Loan C10		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	12/21/2018	4/10/2023	1,804	1,784	1,798
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	2,752
							21,667	21,561
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	9/21/2016	6/8/2023	5,918	5,863	3,255
	Second Lien		0.5%, L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 10.50%	11/3/2016	6/6/2024	2,283	2,255	913
							8,118	4,168
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	7/29/2016	12/31/2021	17,588	17,467	17,588
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/31/2018	8/31/2023	1,500	1,484	1,428
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/31/2018	8/31/2023	8,912	8,805	8,484
	Second Lien		13.25% PIK	8/31/2018	12/1/2023	4,094	4,044	3,750
	2,042 Common Units[9]		—	8/31/2018	—	—	750	356
							15,083	14,018
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	3/9/2017	3/9/2022	11,107	11,043	11,107
	900,000 shares of common stock		—	3/9/2017	—	—	900	924
							11,943	12,031

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
BLASCHAK COAL CORP.	Second Lien- Term Loan[15]	Commodities & mining	L+11.00% (Floor 1.00%)/Q, 1.00% PIK, Current Coupon 13.00%	7/30/2018	7/30/2023	8,689	8,586	8,516
	Second Lien- Term Loan B15		L+11.00% (Floor 1.00%)/Q, 1.00% PIK, Current Coupon 13.00%	3/30/2020	7/30/2023	2,010	1,978	1,970
							10,564	10,486
BROAD SKY NETWORKS LLC[13]	Revolving Loan[10]	Telecommunications	L+7.50% (Floor 1.00%)/Q	12/11/2020	12/11/2025	—	(49)	—
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/11/2020	12/11/2025	15,000	14,703	14,703
	1,000,000 Series A Preferred units[9]		—	12/11/2020	—	—	1,000	1,000
							15,654	15,703
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+10.00% (Floor 1.50%)/Q, Current Coupon 11.50%	11/23/2020	11/23/2024	669	652	651
	First Lien Rolled Up		1.00%, L+11.00% PIK (Floor 1.50%)/Q, Current Coupon 13.50%	11/23/2020	11/23/2024	719	716	717
	Second Lien		1.00%, L+12.50% PIK (Floor 1.50%)/Q, Current Coupon 15.00%	11/23/2020	5/23/2025	786	786	786
	48,423 shares of common stock		—	11/23/2020	—	—	1,317	1,317
							3,471	3,471
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	12/21/2017	7/8/2023	8,854	8,838	8,854
CLICKBOOTH.COM, LLC	Revolving Loan	Media, marketing & entertainment	L+8.50% (Floor 1.00%)/Q	12/5/2017	1/31/2025	—	(6)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	12/5/2017	1/31/2025	18,644	18,415	18,644
							18,409	18,644
DANFORTH ADVISORS, LLC[13]	875 Class A equity units[9]	Business services	—	9/28/2018	—	—	875	2,302
DRIVEN, INC.	First Lien	Business services	L+8.00% (Floor 2.00%)/Q, Current Coupon 10.00%	6/28/2019	6/28/2024	5,850	5,762	5,909

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 9.75%	9/28/2016	8/26/2023	3,000	2,972	3,000
ELECTRONIC TRANSACTION CONSULTANTS LLC[13]	Revolving Loan[10]	Software & IT services	L+7.50% (Floor 1.00%)	7/24/2020	7/24/2025	—	(59)	—
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	7/24/2020	7/24/2025	10,000	9,837	9,840
	1,000 Class A units[9]		—	7/24/2020	7/24/2025	—	1,000	1,000
							10,778	10,840
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+6.75% (Floor 1.00%)/Q, Current Coupon 7.75%	6/22/2018	6/22/2023	11,597	11,484	11,597
	Delayed Draw Term Loan[10]		L+6.75% (Floor 1.00%)/Q, Current Coupon 7.75%	6/22/2018	6/22/2023	4,635	4,547	4,635
							16,031	16,232
ESCP DTFS, INC.	First Lien - Term Loan A	Industrial services	L+6.50% (Floor 1.75%)/Q, Current Coupon 8.25%	1/31/2020	1/31/2025	5,350	5,266	4,986
	First Lien - Term Loan B		L+8.50% (Floor 1.75%)/Q, Current Coupon 10.25%	1/31/2020	1/31/2025	5,350	5,265	4,986
	Delayed Draw Term Loan A1[10]		L+6.50% (Floor 1.75%)	1/31/2020	1/31/2025	—	(9)	—
	Delayed Draw Term Loan A2[10]		L+8.50% (Floor 1.75%)	1/31/2020	1/31/2025	—	(9)	—
	Delayed Draw Term Loan B1		L+6.50% (Floor 1.75%), Current Coupon 8.25%	1/31/2020	1/31/2025	500	491	466
	Delayed Draw Term Loan B2		L+8.50% (Floor 1.75%), Current Coupon 10.25%	1/31/2020	1/31/2025	500	491	466
							11,495	10,904
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	5/23/2023	—	(35)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	5/24/2018	5/23/2023	3,380	3,350	3,042
							3,315	3,042
GS OPERATING, LLC	First Lien	Distribution	L+6.50% (Floor 1.50%)/M, Current Coupon 8.00%	3/6/2020	2/24/2025	7,940	7,803	7,940

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
IAN, EVAN, & ALEXANDER CORPORATION (DBA EVERWATCH)	Revolving Loan[10]	Aerospace & defense	L+8.50% (Floor 1.00%)	7/31/2020	7/31/2025	—	(37)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	7/31/2020	7/31/2025	9,793	9,609	9,793
							9,572	9,793
ICS DISTRIBUTION, LLC[8]	First Lien	Industrial services	L+8.49% (Floor 2.00%)/Q, Current Coupon 10.49%	10/31/2019	10/29/2024	20,500	20,099	20,090
JVMC HOLDINGS CORP.	First Lien	Financial services	L+7.25% (Floor 1.00%)/M, Current Coupon 8.25%	2/28/2019	2/28/2024	7,161	7,110	7,032
KLEIN HERSH, LLC	Revolving Loan[10]	Business services	L+8.00% (Floor 0.75%)/S	11/13/2020	11/13/2025	—	(18)	—
	First Lien		L+8.00% (Floor 0.75%)/S, Current Coupon 8.75%	11/13/2020	11/13/2025	15,000	14,708	14,708
							14,690	14,708
LANDPOINT HOLDCO, INC.	First Lien	Business Services	L+10.50% (Floor 1.00%)/Q, Current Coupon 11.50%	12/30/2019	12/30/2024	19,005	18,687	17,713
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	11/15/2017	11/15/2023	11,453	11,337	11,453
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%)/Q, Current Coupon 11.00%	7/24/2020	11/15/2023	2,494	2,450	2,494
	142,278.89 units of Class A common stock[9]		—	11/15/2017	—	—	1,600	2,813
							15,387	16,760
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien	Environmental services	6.75%, L+2.25% PIK (Floor 2.00%)/Q, Current Coupon 11.00%	6/30/2017	6/30/2022	13,906	13,854	12,654
	25,603 shares of Series C preferred stock		—	8/13/2018	—	—	25	—
	396,825 shares of Series B preferred stock		—	6/30/2017	—	—	500	—
							14,379	12,654

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial services	L+6.75% (Floor 1.50%)	12/18/2019	12/18/2024	—	(6)	—
	First Lien		L+6.75% (Floor 1.50%)/Q, Current Coupon 8.25%	12/18/2019	12/18/2024	19,250	18,759	19,250
	Delayed Draw Term Loan[10]		L+6.75% (Floor 1.50%)/Q	12/31/2020	12/18/2024	—	(38)	—
	2,000,000 Preferred Units[9]		—	12/18/2019	—	—	2,000	5,245
							20,715	24,495
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	12/8/2017	12/20/2025	10,500	9,960	9,786
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q	11/9/2018	11/9/2023	—	(20)	—
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	14,306	14,131	14,306
	13,811 Class A Units		—	11/9/2018	—	—	1,381	1,720
							15,492	16,026
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	L+7.75% (Floor 1.25%)	9/1/2020	9/1/2025	—	(13)	—
	First Lien		L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	6,904	6,823	6,821
							6,810	6,821
SCRIP INC.[8]	First Lien	Healthcare products	L+9.72% (Floor 2.00%)/M, Current Coupon 11.72%	3/21/2019	3/21/2024	16,750	16,399	16,750
	100 shares of common stock		—	3/21/2019	—	—	1,000	967
							17,399	17,717
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	6/23/2017	—	—	541	1,282
TRINITY 3, LLC[13]	First Lien[15]	Technology products & components	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	9/30/2020	9/30/2025	10,000	9,856	10,000
	896.43 Class A units[9]		—	11/15/2019	—	—	1,205	2,349
							11,061	12,349
USA DEBUSK, LLC	First Lien	Industrial Services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	10/22/2024	7,920	7,794	7,912

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+7.50%, 3.50% PIK (Floor 2.00%)/M, Current Coupon 13.00%	2/17/2017	4/3/2023	11,381	10,759	11,154
	171,617 shares of Series A preferred stock		—	4/3/2019	—	—	1,874	3,292
	Warrants (Expiration - April 3, 2029)		—	4/3/2019	—	—	620	1,245
							13,253	15,691
VTX HOLDINGS, INC.[8]	First Lien	Software & IT services	L+9.06% (Floor 2.00%)/Q, Current Coupon 11.06%	7/23/2019	7/23/2024	21,575	21,162	21,575
	1,397,707 Series A Preferred units		—	7/23/2019	—	—	1,398	1,654
							22,560	23,229
ZENFOLIO INC.	Revolving Loan[10]	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	1,000	992	910
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	14,888	14,705	13,548
							15,697	14,458

Total Non-control/Non-affiliate Investments							$496,654	$497,326

Affiliate Investments[6]
CENTRAL MEDICAL SUPPLY LLC[13]	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 1.75%)/Q, Current Coupon 8.75%	5/22/2020	5/22/2025	$300	$274	$286
	First Lien		L+7.00% (Floor 1.75%)/Q, Current Coupon 8.75%	5/22/2020	5/22/2025	7,500	7,365	7,140
	Delayed Draw Capex Term Loan[10]		L+7.00% (Floor 1.75%)/Q, Current Coupon 8.75%	5/22/2020	5/22/2025	100	74	95
	875,000 Preferred Units[9]		—	5/22/2020	5/22/2025	—	875	641
							8,588	8,162
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	1,500	2,892
DELPHI BEHAVIORAL HEALTH GROUP, LLC	First Lien	Healthcare services	P+10.00% (Floor 2.00%) PIK/M, Current Coupon 13.25%	4/8/2020	4/7/2023	1,397	1,396	1,381

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
	First Lien		P+8.00% (Floor 2.00%) PIK/M, Current Coupon 11.25%	4/8/2020	4/7/2023	1,561	1,561	1,482
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	3,615
							6,572	6,478
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+3.75%, 7.75% PIK (Floor 1.00%)	7/17/2018	7/17/2023	—	(3)	—
	First Lien		L+3.75%, 7.75% PIK (Floor 1.00%)/Q, Current Coupon 12.50%	7/17/2018	7/17/2023	10,851	10,729	9,776
	Senior subordinated debt		25% PIK	12/4/2020	1/16/2024	350	350	350
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	1,274
							13,076	11,400
GRAMMATECH, INC.	Revolving Loan	Software & IT services	L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	2,500	2,466	2,483
	First Lien		L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	11,500	11,338	11,419
	1,000 Class A units		—	11/1/2019	—	—	1,000	1,455
							14,804	15,357
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)	2/14/2018	2/14/2023	—	(25)	—
	First Lien - Term Loan		L+8.00% (Floor 1.00%), 0.5% PIK/Q, Current Coupon 9.50%	2/14/2018	2/14/2023	10,077	9,990	10,016
	First Lien - Term B Loan		L+11.00% (Floor 1.00%) 0.5% PIK/Q, Current Coupon 12.50%	6/5/2018	2/14/2023	5,038	4,981	5,114
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,611	2,189	2,593
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	103	103	102
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	2,968
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	2,532
							19,276	23,325

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2020

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[17]	Fair Value[4]
SIMR, LLC	First Lien	Healthcare services	L+10.00% (Floor 2.00%)/M, 7.00% PIK, Current Coupon 19.00%	9/7/2018	9/7/2023	12,331	12,193	10,740
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	—
							18,300	10,740
SONOBI, INC.[13]	First Lien	Media, marketing & entertainment	L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	9/17/2020	9/16/2025	8,500	8,338	8,500
	500,000 Class A Common Units[9]		—	9/17/2020	—	—	500	958
							8,838	9,458

Total Affiliate Investments							$90,954	$87,812

Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$80,800	$63,635
Total Control Investments							$80,800	$63,635

TOTAL INVESTMENTS[12]							$668,408	$648,773

1All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
2All of the Company’s investments, unless otherwise noted, are pledged as collateral for the Company’s senior secured credit facility.
3The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
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
5Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At December 31, 2020, approximately 76.7% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 159.1%.
6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At December 31, 2020, approximately 13.5% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 28.1%.

7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At December 31, 2020, approximately 9.8% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 20.4%.
8The investment is structured as a first lien last out term loan.
9Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2020, approximately 13.5% of the Company's assets are non-qualifying assets.
10The investment has an unfunded commitment as of December 31, 2020. Refer to Note 10 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of December 31, 2020, the cumulative gross unrealized appreciation for U.S. federal income tax purposes is approximately $20.3 million; cumulative gross unrealized depreciation for federal income tax purposes is $39.4 million. Cumulative net unrealized depreciation is $19.1 million, based on a tax cost of $665.5 million.
13Acceleration Partners preferred and common units, ASC Ortho Management Company, LLC common units, Broad Sky Networks LLC Series A Preferred units, Danforth Advisors, LLC common units, American Nuts Operations LLC Class A common stock, Electronic Transaction Consultants LLC Class A units, LGM Pharma, LLC Class A common stock, NinjaTrader, LLC preferred units, Trinity 3, LLC Class A units, Tax Advisors Group, LLC Class A units, Chandler Signs, LP Class A-1 common stock, Central Medical Supply LLC Preferred units, Dynamic Communities, LLC Preferred units, ITA Holdings Group, LLC membership interest and Sonobi, Inc. Class A common units are held through a wholly-owned taxable subsidiary.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which as of December 31, 2020 represented 207.6% of the Company's net assets or 91.5% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Investment is on non-accrual status as of December 31, 2020, meaning the Company has ceased to recognize interest income on the investment.
17Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of December 31, 2020 is included in Note 13. Significant Subsidiaries.

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

Capital Southwest Management Corporation (“CSMC”), a wholly-owned subsidiary of CSWC, was the management company for CSWC. Effective December 31, 2020, CSMC merged with and into CSWC, with CSWC continuing as the surviving entity in the merger. Prior to December 31, 2020, CSMC generally incurred all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for its day-to-day operations (the “Administrative Expenses”). After December 31, 2020, the Administrative Expenses will be directly incurred by CSWC. The Company continues to be internally managed and the merger has no impact on the day-to-day operations of the business.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and nine months ended December 31, 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2020 and 2019. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our total assets in qualifying assets. As of December 31, 2020, the Company has 86.5% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended December 31, 2020, we satisfied all RIC requirements and have 7.1% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2020 and March 31, 2020, cash balances totaling $42.2 million and $12.6 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2020, we had one investment on non-accrual status, which represents approximately 0.1% of our total investment portfolio's fair value and approximately 0.5% of its cost. As of March 31, 2020, we had four investments on non-accrual status which represented approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three and nine months ended December 31, 2020, approximately 3.5% and 3.4%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three and nine months ended December 31, 2019, 2.9% and 3.0%, respectively, of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and dividends, computed at the contractual rate specified in each loan agreement, are added to the principal balance of the loan, rather than being paid to the Company in cash, and are recorded as interest and dividend income. Thus, the actual collection of PIK interest and dividends may be deferred until the time of debt principal repayment or disposition of the equity investment. PIK interest and dividends, which are non-cash sources of income, are included in the Company’s taxable income and therefore affect the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest and dividends when it is determined that the PIK interest and dividends are no longer collectible. As of December 31, 2020 and March 31, 2020, we have not written off any accrued and uncollected PIK interest and dividends from prior periods. For the three months ended December 31, 2020, we had one investment for which we stopped accruing PIK interest. For the nine months ended December 31, 2020, we had two investments for which we stopped accruing PIK interest. For the three and nine months ended December 31, 2019, we had two investments for which we stopped accruing PIK interest. For the three and nine months ended December 31, 2020, approximately 8.4% and 8.8%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income. For the three and nine months ended December 31, 2019, approximately 5.0% and 3.0%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest and dividend income.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility and its unsecured notes (as discussed further in Note 5). The costs in connection with the credit facility have been capitalized and are amortized into interest expense over the term of the credit facility. The costs in connection with the unsecured notes are a direct deduction from the related debt liability and amortized into interest expense over the term of the December 2022 Notes (as defined below), the October 2024 Notes (as defined below) and the January 2026 Notes (as defined below).

Deferred Offering Costs Deferred offering costs include registration expenses related to shelf registration statements and expenses related to the launch of the "at-the-market" ("ATM") program through which we can sell, from time to time, shares of our common stock (the "Equity ATM Program"). These expenses consist primarily of SEC registration fees, legal fees and accounting fees incurred related thereto. These expenses are included in other assets on the Consolidated Statements of Assets and Liabilities. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or debt issuance costs, respectively. If there are any deferred offering costs remaining at the expiration of the shelf registration statement, these deferred costs are charged to expense.

Realized Losses on Extinguishment of Debt Upon the repayment of debt obligations that are deemed to be extinguishments, the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs is recognized as a loss (i.e., the unamortized debt issuance costs are recognized as a loss upon extinguishment of the underlying debt obligation).

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately one year. The operating lease is included as an operating lease right-of-use ("ROU") asset and operating lease liability in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

CSMC, a wholly-owned subsidiary of CSWC, and the Taxable Subsidiary are not RICs and are required to pay taxes at the corporate rate of 21%. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of each of CSMC and the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. Effective December 31, 2020, CSMC merged with and into CSWC and, as a result, the calendar year ended December 31, 2020 is the last year in which the Company will incur tax expense or benefit related to CSMC.

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three and nine months ended December 31, 2020 and 2019.

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

At both the three and nine months ended December 31, 2020 and 2019, there was no adjustment made for the dilutive effect of stock-based awards as there are no options to acquire shares of common stock outstanding.

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

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company evaluated the impact of the Final Rule and concluded it will not have a material impact on its consolidated financial statements.

In November 2020, the SEC issued a final rule that modernized and simplifies Management's Discussion and Analysis and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Amendments will become effective on February 10, 2021 and compliance will be required for the registrants' fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company is currently evaluating the impact of the Amendments on its consolidated financial statements.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2020 and March 31, 2020:

	Fair Value	Percentage of Total Portfolio	Percentage of Net Assets	Cost	Percentage of Total Portfolio
	(dollars in thousands)
December 31, 2020:
First lien loans[1,2]	$482,240	74.3%	154.2%	$490,350	73.4%
Second lien loans[2]	37,756	5.8	12.1	39,954	6.0
Subordinated debt[3]	11,107	1.7	3.6	11,200	1.6
Preferred equity	20,410	3.2	6.5	15,377	2.3
Common equity & warrants	33,625	5.2	10.8	30,727	4.6
I-45 SLF LLC[5]	63,635	9.8	20.4	80,800	12.1
	$648,773	100.0%	207.6%	$668,408	100.0%

March 31, 2020:
First lien loans[1]	$427,447	77.3%	157.0%	$446,925	74.6%
Second lien loans[2]	37,139	6.7	13.6	38,580	6.4
Subordinated debt	9,747	1.8	3.6	9,980	1.7
Preferred equity	16,624	3.0	6.1	12,576	2.1
Common equity & warrants	22,355	4.0	8.2	21,609	3.6
Financial instruments[4]	—	—	—	1,517	0.3
I-45 SLF LLC[5]	39,760	7.2	14.6	68,000	11.3
	$553,072	100.0%	203.1%	$599,187	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of December 31, 2020 and March 31, 2020, the fair value of the first lien last out loans are $69.6 million and $59.5 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of December 31, 2020 and March 31, 2020, the fair value of the split lien term loans included in first lien loans is $10.0 million and $0, respectively. As of December 31, 2020 and March 31, 2020, the fair value of the split lien term loans included in second lien loans is $19.5 million and $19.9 million, respectively.
3Included in subordinated debt is an unsecured convertible note with a fair value of $0.2 million as of December 31, 2020.
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

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2020 and March 31, 2020:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
December 31, 2020:
Business Services	$79,167	12.2%	25.3%	$80,246	12.0%
Healthcare Services	67,231	10.4	21.5	75,841	11.3
Media, Marketing, & Entertainment	66,310	10.2	21.2	62,879	9.4
I-45 SLF LLC[1]	63,635	9.8	20.4	80,800	12.1
Software & IT Services	49,426	7.6	15.8	48,142	7.2
Industrial Services	38,906	6.0	12.4	39,389	5.9
Distribution	37,559	5.8	12.0	37,214	5.6
Healthcare Products	34,477	5.3	11.0	32,786	4.9
Financial Services	32,809	5.0	10.5	28,366	4.2
Consumer Products & Retail	28,932	4.5	9.3	28,998	4.3
Food, Agriculture & Beverage	27,063	4.2	8.7	29,961	4.5
Transportation & Logistics	23,325	3.6	7.5	19,276	2.9
Telecommunications	19,871	3.1	6.4	23,771	3.6
Consumer Services	16,232	2.5	5.2	16,031	2.4
Environmental Services	12,654	1.9	4.0	14,380	2.2
Technology Products & Components	12,349	1.9	3.9	11,062	1.7
Commodities & Mining	10,486	1.6	3.4	10,564	1.6
Aerospace & Defense	9,793	1.5	3.1	9,572	1.4
Energy Services (Midstream)	9,035	1.4	2.9	9,372	1.4
Restaurants	6,513	1.0	2.1	6,786	1.0
Paper & Forest Products	3,000	0.5	1.0	2,972	0.4
	$648,773	100.0%	207.6%	$668,408	100.0%

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
March 31, 2020:
Business Services	$92,365	16.7%	33.9%	$92,879	15.5%
Media, Marketing, & Entertainment	54,494	10.0	20.0	45,202	7.5
Healthcare Services	51,037	9.2	18.7	66,744	11.1
I-45 SLF LLC[1]	39,760	7.2	14.6	68,000	11.3
Industrial Services	35,956	6.5	13.2	35,931	6.0
Software & IT Services	35,690	6.5	13.1	35,353	5.9
Distribution	31,632	5.7	11.6	32,229	5.5
Financial Services	30,586	5.5	11.2	29,651	4.9
Healthcare Products	29,775	5.4	10.9	29,832	5.0
Food, Agriculture & Beverage	25,624	4.6	9.4	30,937	5.2
Consumer Products and Retail	23,157	4.2	8.5	23,549	3.9
Transportation & Logistics	22,218	4.0	8.2	18,903	3.2
Consumer Services	21,403	3.9	7.9	21,118	3.5
Technology Products & Components	14,610	2.6	5.4	14,457	2.4
Environmental Services	12,148	2.2	4.5	13,889	2.3
Commodities & Mining	10,411	1.9	3.8	10,458	1.7
Energy Services (Midstream)	9,445	1.7	3.5	9,532	1.6
Restaurants	5,621	1.0	2.1	8,113	1.4
Telecommunications	4,140	0.7	1.5	7,928	1.3
Paper & Forest Products	3,000	0.5	1.1	2,965	0.5
Industrial Products	—	—	—	1,517	0.3
	$553,072	100.0%	203.1%	$599,187	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of December 31, 2020 and March 31, 2020:

		Percentage of	Percentage of		Percentage of
	Fair Value	Total Portfolio	Net Assets	Cost	Total Portfolio
	(dollars in thousands)
December 31, 2020:
Southwest	$191,793	29.6%	61.3%	$193,819	29.0%
Northeast	153,856	23.7	49.2	153,630	23.0
Southeast	119,660	18.4	38.3	124,071	18.6
West	79,689	12.3	25.5	77,202	11.5
I-45 SLF LLC[1]	63,635	9.8	20.4	80,800	12.1
Midwest	40,140	6.2	12.9	38,886	5.8
	$648,773	100.0%	207.6%	$668,408	100.0%

March 31, 2020:
Southwest	$167,082	30.2%	61.3%	$167,192	27.9%
Northeast	124,250	22.4	45.6	121,201	20.2
Southeast	107,541	19.4	39.5	122,547	20.5
I-45 SLF LLC[1]	39,760	7.2	14.6	68,000	11.3
West	58,985	10.7	21.7	65,135	10.9
Midwest	43,454	7.9	16.0	43,214	7.2
International	12,000	2.2	4.4	11,898	2.0
	$553,072	100.0%	203.1%	$599,187	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

4.    FAIR VALUE MEASUREMENTS

Investment Valuation Process

The valuation process is led by the finance department in conjunction with the investment team. The process includes a monthly review of each investment by our executive officers and investment teams. Valuations of each portfolio security are prepared quarterly by the finance department using updated financial and other operational information collected by the investment teams. Each investment valuation is then subject to review by the executive officers and investment teams. In conjunction with the internal valuation process, we have also engaged multiple independent valuation firms specializing in financial due diligence, valuation, and business advisory services to provide third-party valuation reviews of certain investments. The third-party valuation firms provide a range of values for selected investments, which is presented to CSWC’s executive officers and Board of Directors.

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
As of December 31, 2020 and March 31, 2020, 100% of the CSWC investment portfolio consisted of debt and equity instruments of privately held companies for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value ("NAV") in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2020 and March 31, 2020 (in thousands):

		Fair Value Measurements
		at December 31, 2020 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$482,240	$—	$—	$482,240
Second lien loans	37,756	—	—	37,756
Subordinated debt	11,107	—	—	11,107
Preferred equity	20,410	—	—	20,410
Common equity & warrants	33,625	—	—	33,625
Investments measured at net asset value[1]	63,635	—	—	—
Total Investments	$648,773	$—	$—	$585,138

		Fair Value Measurements
		at March 31, 2020 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$427,447	$—	$—	$427,447
Second lien loans	37,139	—	—	37,139
Subordinated debt	9,747	—	—	9,747
Preferred equity	16,624	—	—	16,624
Common equity & warrants	22,355	—	—	22,355
Investments measured at net asset value[1]	39,760	—	—	—
Total Investments	$553,072	$—	$—	$513,312

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at December 31, 2020 and March 31, 2020, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at December 31, 2020 and March 31, 2020. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	December 31, 2020	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$404,783	Discount Rate	7.6% - 41.4%	11.5%
	Market Approach	77,457	Cost	97.0 - 100.0	98.1
			Exit Value	20.6 - 101.0	98.1
Second lien loans	Income Approach	36,969	Discount Rate	10.2% - 39.2%	15.1%
			Third Party Broker Quote	93.2 - 93.2	93.2
	Market Approach	787	Cost	100.0	100.0
Subordinated debt	Income Approach	11,107	Discount Rate	6.22% - 27.1%	15.1%
Preferred equity	Enterprise Value Waterfall Approach	18,410	EBITDA Multiple	6.9x - 11.0x	8.7x
			Discount Rate	14.7% - 20.8%	19.2%
	Market Approach	2,000	Cost	100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	33,625	EBITDA Multiple	5.4x - 11.5x	8.4x
			Discount Rate	15.1% - 27.1%	19.7%
Total Level 3 Investments		$585,138

		Fair Value at	Significant
	Valuation	March 31, 2020	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$401,266	Discount Rate	7.0% - 52.5%	12.0%
			Third Party Broker Quote	43.8 - 56.5	49.9
	Market Approach	26,181	Cost	98.0 - 98.2	98.1
Second lien loans	Income Approach	37,139	Discount Rate	10.3% - 19.8%	12.7%
			Third Party Broker Quote	37.5	37.5
Subordinated debt	Income Approach	9,747	Discount Rate	13.3%	13.3%
Preferred equity	Enterprise Value Waterfall Approach	16,624	EBITDA Multiple	7.4x - 11.4x	9.3x
			Discount Rate	17.2% - 22.9%	19.3%
Common equity & warrants	Enterprise Value Waterfall Approach	22,355	EBITDA Multiple	5.3x - 11.4x	8.2x
			Discount Rate	15.4% - 22.7%	19.2%
Financial Instruments	Option Pricing Model	—	Assumed Volatility	2.0%	2.0%
Total Level 3 Investments		$513,312

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. We recognize the transfer of financial instruments between levels at the end of each quarterly reporting period. During the three and nine months ended December 31, 2020 and 2019, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2020 and 2019 (in thousands):

	Fair Value March 31, 2020	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value December 31, 2020	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$427,447	$(572)	$132,279	$(71,102)	$3,880	$—	$(9,692)	$482,240	$(987)
Second lien loans	37,139	(758)	143	(188)	642	—	778	37,756	(758)
Subordinated debt	9,747	141	534	—	685	—	—	11,107	141
Preferred equity	16,624	7,485	3,915	—	—	(7,614)	—	20,410	2,971
Common equity & warrants	22,355	2,143	2,381	—	—	(2,168)	8,914	33,625	1,731
Financial instruments	—	—	—	—	—	—	—	—	—
Total Investments	$513,312	$8,439	$139,252	$(71,290)	$5,207	$(9,782)	$—	$585,138	$3,098

	Fair Value March 31, 2019	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value December 31, 2019	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$317,544	$(9,247)	$148,601	$(46,944)	$954	$—	$—	$410,908	$(9,427)
Second lien loans	35,896	(704)	120	(188)	448	—	—	35,572	(704)
Subordinated debt	14,287	(153)	38	$(4,569)	12	—	—	9,615	(217)
Preferred equity	17,936	1,291	4,563	—	55	(8,081)	1,597	17,361	1,738
Common equity & warrants	72,665	2,147	1,003	—	—	(48,933)	(1,597)	25,285	5,221
Financial instruments	—	—	1,517.00	—	—	—	—	1,517.00	—
Total Investments	$458,328	$(6,666)	$155,842	$(51,701)	$1,469	$(57,014)	$—	$500,258	$(3,389)

1Includes purchases of new investments, as well as discount accretion on existing investments.

5.    BORROWINGS

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of December 31, 2020, the Company’s asset coverage was 181%.

The Company had the following borrowings outstanding as of December 31, 2020 and March 31, 2020 (amounts in thousands):

	December 31, 2020	March 31, 2020
Credit Facility	$150,000	$154,000

December 2022 Notes	37,136	77,136
Less: Unamortized debt issuance costs and debt discount	(447)	(1,324)
Total December 2022 Notes	36,689	75,812

October 2024 Notes	125,000	75,000
Less: Unamortized debt issuance costs and debt discount	(2,225)	(1,516)
Total October 2024 Notes	122,775	73,484

January 2026 Notes	75,000	—
Less: Unamortized debt issuance costs and debt discount	(1,590)	—
Total January 2026 Notes	73,410	—

Total Borrowings	$382,874	$303,296

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

On December 10, 2020, CSWC entered into Amendment No. 1 to the Credit Agreement, which expanded the accordion feature from $350 million to $400 million. In addition, on December 10, 2020, the Company entered into an Incremental Commitment Agreement that increased the total commitments under the Credit Agreement from $325 million to $340 million.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of December 31, 2020, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At December 31, 2020, CSWC had $150.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.8 million and $5.3 million, respectively, for the three and nine months ended December 31, 2020. For the three and nine months ended December 31, 2019, CSWC recognized interest expense of $1.7 million and $6.3 million, respectively. The weighted average interest rate on the Credit Facility was 2.91% and 3.13%, respectively, for the three and nine months ended December 31, 2020. For the three and nine months ended December 31, 2019, the weighted average interest rate on the Credit Facility was 4.67% and 4.96%, respectively. Average borrowings for the three and nine months ended December 31, 2020 were $184.1 million and $129.5 million, respectively. For the three and nine months ended December 31, 2019, average borrowings were $106.5 million and $102.9 million, respectively. As of December 31, 2020, CSWC was in compliance with all financial covenants under the Credit Facility.

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

On each of September 29, 2020 and December 10, 2020 (the "Redemption Dates"), the Company redeemed $20,000,000 in aggregate principal, $40,000,000 in total, of the $77,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. The December 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the Redemption Dates. Accordingly, the Company recognized realized losses on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $0.3 million and $0.5 million, respectively, during the three and nine months ended December 31, 2020. Subsequent to the fiscal quarter ended December 31, 2020, the Company redeemed the remaining $37,136,175 issued and outstanding December 2022 Notes. See Note 14 for more information.

As of December 31, 2020, the carrying amount of the December 2022 Notes was $36.7 million on an aggregate principal amount of $37.1 million at a weighted average effective yield of 5.93%. As of December 31, 2020, the fair value of the December 2022 Notes was $37.3 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $0.9 million and $3.4 million, respectively, for the three and nine months ended December 31, 2020. For the three and nine months ended December 31, 2019, the Company recognized interest expense of $1.3 million and $4.1 million, respectively. Average borrowings for the three and nine months ended December 31, 2020 were $52.4 million and $68.7 million, respectively. Average borrowings for both the three and nine months ended December 31, 2019 were $77.1 million.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61(a) of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of December 31, 2020, the Company was in compliance with all covenants of the December 2022 Notes.

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

As of December 31, 2020, the carrying amount of the October 2024 Notes was $122.8 million on an aggregate principal amount of $125.0 million at a weighted average effective yield of 5.375%. As of December 31, 2020, the fair value of the October 2024 Notes was $124.7 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.8 million and $4.4 million, respectively, for the three and nine months ended December 31, 2020. For the three and nine months ended December 31, 2019, the Company recognized interest expense of $1.1 million and $1.2 million, respectively. For the three and nine months ended December 31, 2020, average borrowings were $125.0 million and $100.8 million, respectively. Since the issuance of the Existing October 2024 Notes on September 27, 2019 through December 31, 2019, average borrowings were $73.9 million.

The indenture governing the October 2024 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC and subject to certain other exceptions, and to provide financial information to the holders of the October 2024 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture and the second supplemental indenture relating to the October 2024 Notes.

In addition, holders of the Notes can require the Company to repurchase some or all of the October 2024 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the second supplemental indenture relating to the October 2024 Notes.

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "January 2026 Notes"). The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year, beginning on July 31, 2021. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of December 31, 2020, the carrying amount of the January 2026 Notes was $73.4 million on an aggregate principal amount of $75.0 million at a weighted average effective yield of 4.50%. As of December 31, 2020, the fair value of the January 2026 Notes was $75.0 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $0.1 million for both the three and nine months ended December 31, 2020. Since the issuance of the January 2026 Notes on December 29, 2020 through December 31, 2020, average borrowings were $75.0 million.

The indenture governing the January 2026 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC and subject to certain other exceptions, and to provide financial information to the holders of the January 2026 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture and the third supplemental indenture relating to the January 2026 Notes.

In addition, holders of the Notes can require the Company to repurchase some or all of the January 2026 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the third supplemental indenture relating to the January 2026 Notes.

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

As of December 31, 2020, CSWC qualified to be taxed as a RIC. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

Book and tax basis differences relating to dividends and distributions to our shareholders and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP; accordingly, for the nine months ended December 31, 2020 and 2019, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Nine Months Ended December 31,
	2020	2019
Additional capital	$(1,341)	$11,262
Total distributable earnings (loss)	1,341	(11,262)

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the quarter ended March 31, 2020, CSWC declared total dividends of $9.5 million, or $0.51 per share ($0.41 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended June 30, 2020, CSWC declared total dividends of $9.5 million, or $0.51 per share ($0.41 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended September 30, 2020, CSWC declared total dividends of $9.5 million, or $0.51 per share ($0.41 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended December 31, 2020, CSWC declared total dividends of $10.0 million, or $0.51 per share ($0.41 per share in regular dividends and $0.10 in supplemental dividends).

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

The tax character of distributions paid for the years ended December 31, 2020 and 2019 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2020	2019
Ordinary income	$37,517	$22,405
Distributions of long term capital gains	—	25,703
Distributions on tax basis	$37,517	$48,108

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended December 31,
Reconciliation of RIC Taxable Income[1]	2020	2019
Net increase in net assets from operations	$40,666	$9,442
Net unrealized (appreciation) depreciation on investments	(24,512)	6,233
(Expense/loss) income/gain recognized for tax on pass-through entities	(8,937)	121
Loss (gain) recognized on dispositions	2,206	(930)
Capital loss carryover	14,227	—
Net operating loss - management company and taxable subsidiary	577	395
Non-deductible tax expense	587	317
Other book/tax differences	(320)	230
Estimated taxable income before deductions for distributions	$24,494	$15,808

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

For the tax year ended December 31, 2020, we distributed all long-term capital gains and therefore had no deemed distributions to our shareholders or federal taxes incurred related to such items. "Deemed distributions" are generally reclassified from accumulated net realized gains into additional capital after our tax year ends each December 31. For the tax year ended December 31, 2019, we had net long-term capital gains of $42.2 million, of which $25.7 million was distributed to shareholders as capital gains dividends. We elected to retain net long-term capital gains of $16.5 million and designate the retained amount as a "deemed distribution" to our shareholders. As a result, we incurred federal taxes on the retained amount on behalf of our shareholders in the amount of $3.5 million for the tax year ended December 31, 2019.

CSMC and the Taxable Subsidiary, wholly-owned subsidiaries of CSWC, are not RICs and are required to pay taxes at the current corporate rate. For tax purposes, CSMC and the Taxable Subsidiary have elected to be treated as taxable entities, and therefore are not consolidated for tax purposes and are taxed at normal corporate tax rates based on their taxable income and, as a result of their activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC and the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC records bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan and bonus accruals are also recorded on a quarterly basis. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from CSMC’s operations. Effective December 31, 2020, CSMC merged with and into CSWC, which is not subject to corporate federal income taxes. As such, the deferred tax asset was written off. As of March 31, 2020, CSMC had a deferred tax asset of approximately $1.4 million. As of December 31, 2020 and March 31, 2020, the Taxable Subsidiary had a deferred tax liability of $2.7 million and $1.0 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of December 31, 2020 and March 31, 2020 (amounts in thousands):

	December 31, 2020	March 31, 2020
Deferred tax asset:
Net operating loss carryforwards	$—	$—
Compensation	—	776
Pension liability	—	647
Net unrealized depreciation on investments	—	—
Other	—	(21)
Total deferred tax asset	—	1,402
Less valuation allowance	—	—
Total net deferred tax asset	—	1,402
Deferred tax liabilities:
Net unrealized appreciation on investments	(2,708)	(963)
Total deferred tax liabilities	(2,708)	(963)
Total net deferred tax assets (liabilities)	$(2,708)	$439

In addition, the Taxable Subsidiary holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that our income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. The income tax expense, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations.

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended December 31, 2020, we recognized net income tax expense of $1.5 million, principally consisting of a deferred expense for U.S. federal income taxes of $1.3 million (all of which is related to the write off of the deferred tax asset at CSMC) and a $0.2 million accrual for a 4% U.S. federal excise tax on our estimated undistributed taxable income. For the nine months ended December 31, 2020, we recognized net income tax expense of $1.6 million, principally consisting of a deferred expense for U.S. federal income taxes of $1.3 million (all of which is related to the write off of the deferred tax asset at CSMC), a $0.6 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.3 million of tax benefit (of which $0.1 million is current and $0.2 million is deferred) relating to the Taxable Subsidiary. For the three months ended December 31, 2019, we recognized net income tax expense of $0.8 million, principally consisting of a benefit for current U.S. federal income taxes of $0.1 million, deferred U.S. federal income tax expense of $0.3 million, a $0.5 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.1 million of deferred tax expense relating to our Taxable Subsidiary. For the nine months ended December 31, 2019, we recognized net income tax expense of $1.7 million, principally consisting of an expense for current U.S. federal income taxes of $0.1 million, deferred U.S. federal income tax expense of $0.4 million, a $0.9 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.3 million of deferred tax expense relating to our Taxable Subsidiary.

Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2016 through December 31, 2019.

The following table sets forth the significant components of income tax expense as of December 31, 2020 and 2019 (amounts in thousands):

	Nine Months Ended December 31,
Components of Income Tax Expense	2020	2019
Statutory federal income tax	$—	$273
162(m) limitation	92	1,115
Excise tax	587	847
Write-off of deferred tax asset	1,389	—
Tax benefit related to Taxable Subsidiary	(325)	317
Compensation benefits	(155)	(911)
Other	2	10
Total income tax expense	$1,590	$1,651

7.    SHAREHOLDERS' EQUITY

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received the Exemptive Order that supersedes the Original Order and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. During the three months ended December 31, 2020, the Company repurchased 15,105 shares at an aggregate cost of $0.2 million and a weighted average price per share of $15.63 in connection with the vesting of restricted stock awards. During the nine months ended December 31, 2020, the Company repurchased 15,309 shares at an aggregate cost of $0.2 million and a weighted average price per share of $15.62 in connection with the vesting of restricted stock awards. During the three months ended December 31, 2019, the Company repurchased 17,570 shares at an aggregate cost of $0.4 million and a weighted average price per share of $20.93 in connection with the vesting of restricted stock awards. During the nine months ended December 31, 2019, the Company repurchased 19,828 shares at an aggregate cost of $0.4 million and a weighted average price per share of $21.04 in connection with the vesting of restricted stock awards.

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

During the three months ended December 31, 2020, the Company sold 1,264,776 shares of its common stock under the Equity ATM Program at a weighted-average price of $16.64 per share, raising $21.1 million of gross proceeds. Net proceeds were $20.6 million after commissions to the sales agents on shares sold. During the nine months ended December 31, 2020, the Company sold 1,673,065 shares of its common stock under the Equity ATM Program at a weighted-average price of $16.33 per share, raising $27.3 million of gross proceeds. Net proceeds were $26.8 million after commissions to the sales agents on shares sold.

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

Cumulative to date, the Company has sold 3,168,153 shares of its common stock under the Equity ATM Program at a weighted-average price of $18.85, raising $59.7 million of gross proceeds. Net proceeds were $58.5 million after commissions to the sales agents on shares sold. As of December 31, 2020, the Company has $40.3 million available under the Equity ATM Program.

On August 1, 2019, after receiving the requisite shareholder approval, the Company filed an amendment to its Amended and Restated Articles of Incorporation to increase the amount of authorized shares of common stock from 25,000,000 to 40,000,000.

Share Repurchase Program

In January 2016, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10 million of its outstanding common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and terminated on March 26, 2020 upon the Company's purchase of the aggregate gross dollar amount (inclusive of commission fees) of its common stock under the share repurchase program meeting the threshold set forth in the share repurchase agreement.

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

The following table summarizes the restricted stock available for issuance for the nine months ended December 31, 2020:

Restricted stock available for issuance as of March 31, 2020	579,932
Additional restricted stock approved under the plan	—
Restricted stock granted during the nine months ended December 31, 2020	(239,574)
Restricted stock forfeited during the nine months ended December 31, 2020	27,580
Restricted stock available for issuance as of December 31, 2020	367,938

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended December 31, 2020 and 2019, we recognized total share based compensation expense of $0.8 million and $0.7 million, respectively, related to the restricted stock issued to our employees and officers. For the nine months ended December 31, 2020 and 2019, we recognized total share based compensation expense of $2.3 million and $2.2 million, respectively, related to the restricted stock issued to our employees and officers.

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

As of December 31, 2020, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $6.6 million, which will be amortized over the weighted-average vesting period of approximately 2.8 years.

The following table summarizes the restricted stock outstanding as of December 31, 2020:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2020	359,586	$18.64	2.4
Granted	239,574	15.18	3.4
Vested	(141,804)	17.61	2.0
Forfeited	(27,580)	18.63	—
Unvested at December 31, 2020	429,776	$17.05	2.8

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended December 31, 2020 and 2019, we made matching contributions of approximately $19.5 thousand and $20.7 thousand, respectively. During the nine months ended December 31, 2020 and 2019, we made matching contributions of approximately $112.3 thousand and $111.9 thousand, respectively.

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

The balances of unused commitments to extend financing as of December 31, 2020 and March 31, 2020 were as follows (amounts in thousands):

		December 31,	March 31,
Portfolio Company	Investment Type	2020	2020
Acceleration Partners, LLC	Delayed Draw Term Loan	$382	$—
AG Kings Holdings Inc.	First Lien - DIP	952	—
American Nuts Operations LLC	Term Loan C	384	384
Broad Sky Networks LLC	Revolving Loan	2,500	—
Central Medical Supply LLC	Revolving Loan	1,200	—
Central Medical Supply LLC	Delayed Draw Capex Term Loan	1,400	—
Clickbooth.com, LLC	Revolving Loan	1,086	—
Danforth Advisors, LLC	Revolving Loan	—	500
Dynamic Communities, LLC	Revolving Loan	500	500
Electronic Transaction Consultants LLC	Revolving Loan	3,704	—
Environmental Pest Service Management Company, LLC	Delayed Draw Term Loan	525	525
ESCP DTFS Inc.	Delayed Draw Term Loan	4,250	5,250
Fast Sandwich, LLC	Revolving Loan	3,100	4,150
Ian, Evan, & Alexander Corporation	Revolving Loan	2,000	—
ITA Holdings Group, LLC	Revolving Loan	2,000	2,000
Klein Hersh, LLC	Revolving Loan	938	—
NinjaTrader, LLC	Revolving Loan	1,500	400
NinjaTrader, LLC	Delayed Draw Term Loan	2,655	—
Roseland Management, LLC	Revolving Loan	2,000	1,500
RTIC Subsidiary Holdings LLC	Revolving Loan	1,096	—
Zenfolio Inc.	Revolving Loan	1,000	—
Total unused commitments to extend financing		$33,172	$15,209

As of December 31, 2020, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2020, the Company had $3.5 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.1 million expire in May 2021 and $0.4 million expire in July 2021. As of December 31, 2020, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

Total lease expense incurred for the three and nine months ended December 31, 2020 was $58.1 thousand and $174.4 thousand, respectively. For the three and nine months ended December 31, 2019, total lease expense incurred was $58.1 thousand and $170.7 thousand, respectively. As of December 31, 2020, the asset related to the operating lease was $0.2 million and the lease liability was $0.3 million. As of December 31, 2020, the remaining lease term was 1.1 years and the discount rate was 2.74%.

The following table shows future minimum payments under the Company's operating lease as of December 31, 2020 (in thousands):

Year ending March 31,	Rent Commitment
2021	$68
2022	248
Total	$316

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

During both the three and nine months ended December 31, 2020, we did not receive any management fees from our portfolio companies. During the three and nine months ended December 31, 2019, we received management and other fees from certain of our portfolio companies totaling $0.1 million and $0.2 million, respectively, which were recognized as Fees and other income on the Consolidated Statements of Operations. Additionally, as of December 31, 2020 and March 31, 2020, we had dividends receivable from I-45 SLF LLC of $1.7 million and $2.1 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

12.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and nine months ended December 31, 2020 and 2019 (share amounts presented in thousands).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Per Share Data:	2020	2019	2020	2019
Investment income[1]	$0.99	$0.88	$2.73	$2.64
Operating expenses[1]	(0.47)	(0.44)	(1.37)	(1.35)
Income taxes[1]	(0.07)	(0.04)	(0.09)	(0.09)
Net investment income[1]	0.45	0.40	1.27	1.20
Net realized (loss) gain[1]	(0.01)	2.26	(0.37)	2.38
Net unrealized appreciation (depreciation) on investments, net of tax[1]	0.37	(3.03)	1.31	(3.43)
Realized losses on extinguishment of debt[1]	(0.01)	—	(0.03)	—
Total increase from investment operations	0.80	(0.37)	2.18	0.15
Accretive effect of share issuances and repurchases	0.04	0.11	—	0.19
Dividends to shareholders	(0.51)	(1.25)	(1.53)	(2.19)
Issuance of restricted stock[1,2]	—	(0.11)	(0.17)	(0.11)
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(0.02)	—	(0.02)
Share based compensation expense	0.04	0.04	0.11	0.12
Other[3]	0.01	0.04	0.02	(0.02)
Increase (decrease) in net asset value	0.38	(1.56)	0.61	(1.88)
Net asset value
Beginning of period	15.36	18.30	15.13	18.62
End of period	$15.74	$16.74	$15.74	$16.74

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	3.05%	2.53%	9.00%	7.43%
Ratio of net investment income to average net assets[4]	2.87%	2.22%	8.30%	6.58%
Portfolio turnover	6.89%	10.96%	13.39%	19.88%
Total investment return[4,5]	29.96%	1.19%	71.42%	9.43%
Total return based on change in NAV[4,6]	5.79%	(1.69)%	14.14%	1.93%

Per share market value at the end of the period	$17.75	$20.81	$17.75	$20.81
Weighted-average common shares outstanding	19,135	18,100	18,629	17,803
Weighted-average fully diluted shares outstanding	19,135	18,100	18,629	17,803
Common shares outstanding at end of period	19,868	18,628	19,868	18,628

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

13.    SIGNIFICANT SUBSIDIARIES

I-45 SLF LLC

In September 2015, we entered into an LLC agreement with Main Street Capital Corporation to form I-45 SLF LLC. I-45 SLF LLC began investing in UMM syndicated senior secured loans during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF LLC totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street Capital Corporation. On April 30, 2020, pursuant to the terms of an amendment to the I-45 LLC Agreement, each of CSWC and Main Street made an additional equity capital commitment of $12.8 million and $3.2 million, respectively, which resulted in a total equity capital commitment to I-45 SLF LLC of $80.8 million and $20.2 million, respectively, all of which was funded as of December 31, 2020. CSWC owns 80% of I-45 SLF LLC and has a profits interest of 75.6%, while Main Street Capital Corporation owns 20% and has a profits interest of 24.4%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital Corporation.

As of December 31, 2020 and March 31, 2020, I-45 SLF LLC had total assets of $167.0 million and $177.8 million, respectively. I-45 SLF LLC had approximately $159.6 million and $170.9 million of credit investments at fair value as of December 31, 2020 and March 31, 2020, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of December 31, 2020, none of the credit investments were unsettled trades. During the three months ended December 31, 2020, I-45 SLF LLC declared a total dividend of $2.2 million of which $1.7 million was paid to CSWC in October 2020.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. The I-45 credit facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. In November 2019, the I-45 credit facility was amended to extend the maturity to November 2024 and to reduce the interest rate on borrowings to LIBOR plus 2.25% per annum. On April 30, 2020, the I-45 credit facility was amended to permanently reduce the I-45 credit facility amount through a prepayment of $15.0 million and to change the minimum utilization requirements. Under the I-45 credit facility, $85.0 million has been drawn as of December 31, 2020.

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of December 31, 2020 and March 31, 2020 (in thousands):

I-45 SLF LLC Loan Portfolio as of December 31, 2020

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC New Holdco Inc.	Healthcare services	First Lien	6/25/2025	10.00%, 8.00% PIK	$1,717	$1,717	$1,717
		304,075 shares common stock	—	—	—	1,449	1,449
		Warrants (Expiration - December 11, 2025)	—	—	—	482	482
ADS Tactical, Inc.	Aerospace & defense	First Lien	7/26/2023	L+6.25% (Floor 0.75%)	4,908	4,894	4,908
ALKU, LLC	Business services	First Lien	7/29/2026	L+5.50%	2,840	2,816	2,843
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	6/8/2023	L+6.50% (Floor 1.00%)	6,762	6,680	3,719
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	6/11/2021	L+6.25%, 1.50% PIK (Floor 1.00%)	4,508	4,504	4,125
California Pizza Kitchen, Inc.	Restaurants	First Lien	11/23/2024	L+10.00% (Floor 1.50%)	937	913	913
		First Lien Rolled Up	11/23/2024	1.00%, L+11.00% PIK (Floor 1.50%)	1,007	1,004	1,004
		Second Lien	5/23/2025	1.00%, L+12.50% PIK (Floor 1.50%)	1,089	1,089	1,089
		67,841 shares common stock	—	—	—	1,845	1,845
Corel Inc.	Software & IT services	First Lien	7/2/2026	L+5.00%	4,875	4,631	4,805
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.25%	4,913	4,878	4,900
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	5,950	5,916	5,902
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+7.00% (Floor 1.00%)	6,212	6,133	6,181
Imagine! Print Solutions, LLC	Media, marketing & entertainment	Second Lien[3]	6/21/2023	L+8.75% (Floor 1.00%)	2,851	2,834	78
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,888	2,877	2,726

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Integro Parent Inc.	Business services	First Lien	10/31/2022	L+5.75% (Floor 1.00%)	3,265	3,234	3,167
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	5,750	5,725	5,745
Isagenix International, LLC	Consumer products & retail	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	1,857	1,846	1,207
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,718	4,690	4,653
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	L+6.50% (Floor 1.00%)	5,930	5,877	5,924
Lift Brands, Inc.	Consumer services	Tranche A	6/29/2025	L+3.25% (Floor 1.00%)	2,521	2,521	2,370
		Tranche B	6/29/2025	9.50% PIK	518	518	415
		Tranche C	6/29/2025	—	565	565	452
		Equity	—	—	—	749	749
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	2,955	2,921	2,866
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	5,905	5,876	5,463
LSF9 Atlantis Holdings, LLC	Telecommunications	First Lien	5/1/2023	L+6.00% (Floor 1.00%)	6,300	6,275	6,280
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+9.50%, 2.50% PIK (Floor 1.00%)	3,748	3,690	3,205
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.00% (Floor 1.00%)	4,625	4,567	4,533
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,756	2,730	2,301
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,857	4,800	4,847
PaySimple, Inc.	Software & IT services	Delayed Draw Term Loan	8/23/2025	L+5.50%	1,372	1,349	1,345
		First Lien	8/23/2025	L+5.50%	4,231	4,182	4,146
Peraton Corp. (fka MHVC Acquisition Corp.)	Aerospace & defense	First Lien	4/29/2024	L+5.25% (Floor 1.00%)	6,280	6,265	6,296
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,773	4,761	4,546
PT Network, LLC	Healthcare products	First Lien	11/30/2023	L+5.50%, 2.00% PIK (Floor 1.00%)	4,453	4,453	4,453
Signify Health, LLC	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,057	5,028	4,905
Tacala, LLC	Consumer products & retail	Second Lien	2/7/2028	L+7.50% (Floor 0.75%)	5,000	4,988	4,952

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+5.50% (Floor 1.00%)	3,816	3,806	3,053
		First Lien - Term Loan B	4/28/2022	L+5.50%	952	949	761
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500	2,478	2,413
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	4,810	4,794	4,666
UniTek Global Services, Inc.	Telecommunications	First Lien	8/26/2024	L+5.50%, 1.00% PIK (Floor 1.00%)	2,724	2,708	2,440
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.50% (Floor 1.00%)	5,200	5,168	4,713
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,860	3,812	3,735
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,666	4,637	4,304
Total Investments						$170,624	$159,591

1Represents the interest rate as of December 31, 2020. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime in effect at December 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor.
2Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
3Investment is on non-accrual status as of December 31, 2020, meaning the Company has ceased to recognize interest income on the investment.

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

Below is certain summarized financial information for I-45 SLF LLC as of December 31, 2020 and March 31, 2020 and for the three and nine months ended December 31, 2020 and 2019 (amounts in thousands):

	December 31, 2020	March 31, 2020
Selected Balance Sheet Information:
Investments, at fair value (cost $170,624 and $207,768)	$159,591	$170,860
Cash and cash equivalents	5,131	3,739
Due from broker	152	38
Deferred financing costs and other assets	1,534	2,095
Interest receivable	628	1,076
Total assets	$167,036	$177,808

Senior credit facility payable	$85,000	$125,000
Other liabilities	2,380	3,029
Total liabilities	$87,380	$128,029
Members’ equity	79,656	49,779
Total liabilities and members' equity	$167,036	$177,808

	Three Months Ended		Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Selected Statement of Operations Information:
Total revenues	$3,539	$4,910	$10,858	$15,836
Total expenses	(1,049)	(1,948)	(3,450)	(6,270)
Net investment income	2,490	2,962	7,408	9,566
Net unrealized appreciation (depreciation)	14,769	(4,709)	25,876	(9,171)
Net realized (losses) gains	(12,315)	64	(12,602)	425
Net increase (decrease) in members’ equity resulting from operations	$4,944	$(1,683)	$20,682	$820

14.    SUBSEQUENT EVENTS

On January 20, 2021, the Board of Directors declared a total dividend of $0.52 per share, comprised of a regular dividend of $0.42 and a supplemental dividend of $0.10, for the quarter ended March 31, 2021. The record date for the dividend is March 15, 2021. The payment date for the dividend is March 31, 2021.

On January 21, 2021, the Company redeemed the remaining $37,136,175 in aggregate principal amount of the issued and outstanding December 2022 Notes. The December 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through but excluding January 21, 2021.

COVID-19

Subsequent to quarter ended December 31, 2020, the global outbreak of the coronavirus (“COVID-19”) pandemic continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remains uncertain. As of February 2, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended December 31, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Nine Months Ended December 31, 2020
(amounts in thousands)

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2020	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2020
Control Investments
I-45 SLF LLC	80% LLC equity interest	$5,144	$39,760	$12,800	$—	$—	$11,075	$63,635
Total Control Investments		$5,144	$39,760	$12,800	$—	$—	$11,075	$63,635

Affiliate Investments
Central Medical Supply LLC	Revolving Loan	$13	$—	$274	$—	$—	$12	$286
	First Lien	423	—	7,365	—	—	(225)	7,140
	Delayed Draw Term Loan	10	—	73	—	—	22	95
	875,000 Preferred Units	—	—	875	—	—	(234)	641
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	3,110	—	—	—	(218)	2,892
Delphi Intermediate Healthco LLC	First Lien	126	—	1,397	—	—	(16)	1,381
	First Lien	118	—	1,561	—	—	(79)	1,482
	1,681.04 Common Units	—	—	3,615	—	—	—	3,615
Dynamic Communities, LLC	Revolving Loan	3	—	1	—	—	(1)	—
	First Lien	885	9,928	244	(140)	—	(256)	9,776
	Senior subordinated debt	6	—	350	—	—	—	350
	2,000,000 Preferred units	—	1,850	—	—	—	(576)	1,274
GrammaTech, Inc.	Revolving Loan	188	2,460	7	—	—	16	2,483
	First Lien	860	11,316	25	—	—	78	11,419
	1,000 Class A units	—	1,000	—	—	—	455	1,455
ITA Holdings Group, LLC	Revolving loan	63	—	2,205	(2,200)	—	(5)	—
	First Lien - Term Loan	797	9,900	80	—	—	36	10,016
	First Lien - Term Loan B	513	5,136	40	—	—	(62)	5,114
	First Lien - PIK Note A	191	2,233	240	—	—	120	2,593
	First Lien - PIK Note B	61	88	7	—	—	7	102
	Warrants	—	2,762	—	—	—	206	2,968
	9.25% Class A membership interest	—	2,099	—	—	—	433	2,532

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2020	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2020
Roseland Management, LLC	Revolving loan	15	500	2	(500)	—	(2)	—
	First lien	244	10,369	7	(10,368)	—	(8)	—
	10,000 Class A Units	—	1,334	—	(1,334)	—	—	—
SIMR, LLC	First lien	1,782	11,190	671	—	—	(1,121)	10,740
	9,374,510.2 Class B Common Units	—	1,742	—	—	—	(1,742)	—
Sonobi, Inc.	First Lien	245	—	8,338	—	—	162	8,500
	500,000 Class A Common Units	—	—	500	—	—	458	958
Zenfolio Inc.	Revolving Loan	53	1,888	1	(1,844)	—	(45)	—
	First Lien	384	13,127	21	(12,821)	—	(327)	—
	190 shares of common stock	—	—	—	(272)	(1,628)	1,900	—
Total Affiliate Investments		$6,980	$92,032	$27,899	$(29,479)	$(1,628)	$(1,012)	$87,812
Total Control & Affiliate Investments		$12,124	$131,792	$40,699	$(29,479)	$(1,628)	$10,063	$151,447

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the nine months ended December 31, 2020 and 2019, the ratio of our annualized third quarter operating expenses, excluding interest expense, as a percentage of our quarterly average total assets was 2.64% and 2.68%, respectively.

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

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the fluidity of the situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

We have evaluated subsequent events from December 31, 2020 through the filing date of this Quarterly Report on Form 10-Q, February 2, 2021. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarter ended December 31, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of December 31, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the time that followed our December 31, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The impact to our results going forward may depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the COVID-19 or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2020 and March 31, 2020, our investment portfolio at fair value represented approximately 91.5% and 94.5%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value of our investments and our valuation procedures, consistent with the 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of December 31, 2020 and March 31, 2020 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2020, we had one investment on non-accrual status, which represent approximately 0.1% of our total investment portfolio's fair value and approximately 0.5% of its cost. As of March 31, 2020, we had four investments on non-accrual status, which represent approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost.

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

In November 2020, the SEC issued a final rule that modernized and simplifies Management's Discussion and Analysis and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Amendments will become effective on February 10, 2021 and compliance will be required for registrants' fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company is currently evaluating the impact of the Amendments on its consolidated financial statements.

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

The total value of our investment portfolio was $648.8 million as of December 31, 2020, as compared to $553.1 million as of March 31, 2020. As of December 31, 2020, we had investments in 51 portfolio companies with an aggregate cost of $668.4 million. As of March 31, 2020, we had investments in 46 portfolio companies with an aggregate cost of $599.2 million.

As of December 31, 2020 and March 31, 2020, approximately $505.7 million, or 95.2%, and $459.0 million, or 96.8%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% and 97.6%, respectively, were subject to contractual minimum interest rates. As of December 31, 2020 and March 31, 2020, the weighted average contractual minimum interest rate is 1.34% and 1.38%, respectively. As of December 31, 2020 and March 31, 2020, approximately $25.4 million, or 4.8%, and $15.3 million, or 3.2%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of December 31, 2020 and March 31, 2020 (excluding our investment in I-45 SLF LLC):

	As of December 31, 2020
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	39	11
Fair value	$502,987	$82,151
Cost	$500,044	$87,564
% of portfolio at cost - debt	92.1%	92.6%
% of portfolio at cost - equity	7.9%	7.4%
% of debt investments at cost secured by first lien	85.0%	74.3%
Weighted average annual effective yield (b)	10.8%	10.2%
Weighted average EBITDA (c)	$9,480	$79,227
Weighted average leverage through CSWC security (d)	3.8x	3.6x

(a)At December 31, 2020, we had equity ownership in approximately 61.5% of our LMM investments.
(b)The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of December 31, 2020, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of December 31, 2020, there was one investment on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)Weighted average EBITDA metric is calculated using investment cost basis weighting. For the quarter ended December 31, 2020, four portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(d)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the quarter ended December 31, 2020, four portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of December 31, 2020 and March 31, 2020:

	As of December 31, 2020
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$60,034	11.3%
2	419,308	79.0
3	51,021	9.6
4	740	0.1
Total	$531,103	100.0%

	As of March 31, 2020
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$53,488	11.3%
2	347,056	73.2
3	59,266	12.5
4	14,523	3.0
Total	$474,333	100.0%

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

As of December 31, 2020, we had one debt investment on non-accrual status, which represents approximately 0.1% of our total investment portfolio's fair value and approximately 0.5% of its cost. As of March 31, 2020, we had four investments on non-accrual status, which represents approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost.

Investment Activity

During the nine months ended December 31, 2020, we made new debt investments in ten portfolio companies totaling $101.3 million, follow-on debt investments in twelve portfolio companies totaling $25.4 million, and equity investments in four existing and five new portfolio companies totaling $6.3 million. We also funded $12.8 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $22.9 million and full prepayments of approximately $39.9 million. We funded $4.5 million on revolving loans and received $8.5 million in repayments on revolving loans. In addition, we received proceeds from sales of investments totaling $9.8 million.

During the nine months ended December 31, 2019, we made new debt investments in eight portfolio companies totaling $127.0 million, follow-on debt investments in eight portfolio companies totaling $20.3 million, and equity investments in two existing and four new portfolio companies totaling $5.6 million. In connection with the sale of Media Recovery, Inc., we also received, an earnout with a current fair value of $1.5 million, which is included in financial instruments. We received contractual principal repayments totaling approximately $19.7 million and full prepayments of approximately $32.0 million from three portfolio companies. In addition, we received proceeds from sales of investments totaling $57.0 million.
Total portfolio investment activity for the nine months ended December 31, 2020 and 2019 was as follows (dollars in thousands):

Nine months ended December 31, 2020	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Financial Instruments	I-45 SLF, LLC	Total
Fair value, beginning of period	$427,447	$37,139	$9,747	$38,979	$—	$39,760	$553,072
New investments	130,710	—	516	6,297	—	12,800	150,323
Proceeds from sales of investments	—	—	—	(9,782)	—	—	(9,782)
Principal repayments received	(71,102)	(188)	—	—	—	—	(71,290)
Conversion of security	(9,692)	778	—	8,914	—	—	—
PIK interest earned	3,880	642	685	—	—	—	5,207
Accretion of loan discounts	1,569	143	18	—	—	—	1,730
Realized (loss) gain	(11,939)	—	—	6,489	(1,517)	—	(6,967)
Unrealized gain (loss)	11,367	(758)	141	3,138	1,517	11,075	26,480
Fair value, end of period	$482,240	$37,756	$11,107	$54,035	$—	$63,635	$648,773
Weighted average yield on debt investments at end of period							10.64%
Weighted average yield on total investments at end of period							11.20%

Nine months ended December 31, 2019	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Financial Instruments	I-45 SLF, LLC	Total
Fair value, beginning of period	$317,544	$35,896	$14,287	$90,601	$—	$65,743	$524,071
New investments	147,332	—	—	5,566	1,517	—	154,415
Proceeds from sales of investments	—	—	—	(57,014)	—	—	(57,014)
Principal repayments received	(46,944)	(188)	(4,569)	—	—	—	(51,701)
PIK interest earned	954	448	12	55	—	—	1,469
Accretion of loan discounts	1,269	120	38	—	—	—	1,427
Realized gain	703	—	32	45,316	—	—	46,051
Unrealized gain (loss)	(9,950)	(704)	(185)	(41,878)	—	(7,449)	(60,166)
Fair value, end of period	$410,908	$35,572	$9,615	$42,646	$1,517	$58,294	$558,552
Weighted average yield on debt investments at end of period							11.26%
Weighted average yield on total investments at end of period							10.69%

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of four elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized (loss) gain on investments before income tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized appreciation (depreciation) on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost. The “Net realized (loss) gain on investments before income tax” and “Net unrealized appreciation (depreciation) on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized losses on extinguishment of debt,” which is the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs at the time of the debt extinguishment.

Comparison of three months ended December 31, 2020 and December 31, 2019

	Three Months Ended
	December 31,		Net Change
	2020	2019	Amount	%
	(in thousands)
Total investment income	$19,040	$15,984	$3,056	19.1%
Interest expense	(4,528)	(4,142)	(386)	9.3%
Other operating expenses	(4,540)	(3,967)	(573)	14.4%
Income before taxes	9,972	7,875	2,097	26.6%
Income tax expense	1,455	761	694	91.2%
Net investment income	8,517	7,114	1,403	19.7%
Net realized (loss) gain on investments, net of tax	(127)	40,818	(40,945)	(100.3)%
Net unrealized appreciation (depreciation) on investments, net of tax	7,271	(54,765)	62,036	(113.3)%
Realized losses on extinguishment of debt	(262)	—	(262)	100.0%
Net increase (decrease) in net assets from operations	$15,399	$(6,833)	$22,232	(325.4)%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the three months ended December 31, 2020, we reported investment income of $19.0 million, a $3.1 million, or 19.1%, increase as compared to the three months ended December 31, 2019. The increase was primarily due to a $3.0 million increase in interest income generated from our debt investments, which is due to a 15.5% increase in the cost basis of debt investments held from $469.0 million to $541.5 million year-over-year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended December 31, 2020, our total interest expense was $4.5 million, an increase of $0.4 million as compared to the total interest expense of $4.1 million for the three months ended December 31, 2019. The increase was primarily attributable to the issuance of the October 2024 Notes and an increase of $77.6 million in average borrowings on our Credit Facility. The increase is partially offset by a decrease due to the redemption of the December 2022 Notes and a decrease in the weighted average interest rate on our Credit Facility from 4.67% to 2.91% during the three months ended December 31, 2019 and December 31, 2020, respectively.

Salaries, General and Administrative Expenses

For the three months ended December 31, 2020, our total employee compensation expense (including both cash and share-based compensation) increased by $0.5 million, or 18.0%, as compared to the total employee compensation expense for the three months ended December 31, 2019. The increase is primarily due to an increase in share-based compensation as a result of additional restricted stock awards granted in June 2020, as well as an increase in the accrued bonus compensation. For the three months ended December 31, 2020, our total general and administrative expense was $1.3 million, an increase of $0.1 million or 6.6%, as compared to the total general and administrative expense of $1.2 million for the three months ended December 31, 2019. The increase was primarily due to an increase in legal fees.

Net Investment Income

For the three months ended December 31, 2020, income before taxes increased by $2.1 million, or 26.6%. Net investment income increased from the prior year period by $1.4 million, or 19.7%, to $8.5 million as a result of a $3.1 million increase in total investment income, partially offset by a $0.7 million increase in income tax expense and a $0.4 million increase in interest expense.

Net Realized and Unrealized Gains (Losses) on Investments

During the three months ended December 31, 2020, we recognized net realized losses totaling $0.1 million, which primarily consisted of losses of $7.1 million on the restructuring of two non-control/non-affiliate debt investments and a loss of $1.5 million on the write off of a financial instrument, partially offset by a gain of $8.1 million on the sale of one non-control/non-affiliate equity investment and gains on repayments of debt investments.

In addition, during the three months ended December 31, 2020, we recorded net unrealized appreciation on our current portfolio of $3.0 million, consisting of unrealized gains of $2.2 million on I-45 SLF LLC, and $3.1 million on equity investments, offset by unrealized losses on UMM debt investments of $2.0 million and LMM debt investments of $0.3 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment. We also recorded the reversal of $5.0 million of net unrealized depreciation recognized in prior periods due to realized losses described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.7 million, totaling $7.3 million of net unrealized appreciation on investments.

During the three months ended December 31, 2019, we recognized realized gains totaling $40.8 million, which consisted of gains on the full repayment of one affiliate investment, partial repayments on one non-control/non-affiliate investment and one affiliate investment and the sale of one control equity investment. We elected to retain $16.5 million of net long-term capital gains and to designate the retained amount as a "deemed distribution" to our shareholders. We incurred $3.5 million of federal taxes on such retained amount on behalf of our shareholders for the three months ended December 31, 2019, which is included in net realized gain on investments.

In addition, during the three months ended December 31, 2019, we recorded net unrealized depreciation on our current portfolio of $6.3 million, the reversal of $48.3 million of net unrealized appreciation recognized in prior periods due to realized gains described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.2 million, which totaled $54.8 million of net unrealized depreciation on investments. Net unrealized depreciation on our current portfolio included unrealized gains on Tinuiti Inc. of $1.3 million, Vistar Media Inc. of $2.1 million and American Nuts Operations LLC of $1.4 million, offset by unrealized losses on I-45 SLF LLC of $3.6 million, Delphi Intermediate Healthco, LLC of $3.3 million and AG Kings Holdings Inc. of $1.0 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

Realized Losses on Extinguishment of Debt

During the three months ended December 31, 2020, we recognized losses on extinguishment of debt of $0.3 million due to the partial redemption of the December 2022 Notes.

Comparison of nine months ended December 31, 2020 and December 31, 2019

	Nine Months Ended
	December 31,		Net Change
	2020	2019	Amount	%
	(in thousands)
Total investment income	$50,889	$47,001	$3,888	8.3%
Interest expense	(13,253)	(11,664)	(1,589)	13.6%
Other operating expenses	(12,391)	(12,397)	6	0.0%
Income before taxes	25,245	22,940	2,305	10.0%
Income tax expense	1,590	1,651	(61)	(3.7)%
Net investment income	23,655	21,289	2,366	11.1%
Net realized (loss) gain on investments, net of tax	(6,953)	42,318	(49,271)	(116.4)%
Net unrealized appreciation (depreciation) on investments, net of tax	24,512	(60,998)	85,510	(140.2)%
Realized losses on extinguishment of debt	(548)	—	(548)	100.0%
Net increase in net assets from operations	$40,666	$2,609	$38,057	1,458.7%

Investment Income

Total investment income consisted of interest income, management fees, dividend income and other income for each applicable period. For the nine months ended December 31, 2020, we reported investment income of $50.9 million, a $3.9 million, or 8.3%, increase as compared to the nine months ended December 31, 2019. The increase was primarily due to a $6.9 million increase in interest income generated from our debt investments, which was due to a 15.5% increase in the cost basis of debt investments held from $469.0 million to $541.5 million year-over-year, partially offset by a $3.6 million decrease in dividend income as a result of the sale of Media Recovery, Inc. and a decrease in the dividend income received from I-45 SLF.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the nine months ended December 31, 2020, our total interest expense was $13.3 million, an increase of $1.6 million as compared to the total interest expense of $11.7 million for the nine months ended December 31, 2019. The increase was primarily attributable to the issuance of the October 2024 Notes and an increase of $26.6 million in average borrowings on our Credit Facility. The increase was partially offset by a decrease due to the redemption of the December 2022 Notes and a decrease in the weighted average interest rate on our Credit Facility from 4.96% to 3.13% during the nine months ended December 31, 2019 and December 31, 2020, respectively.

Salaries, General and Administrative Expenses

For the nine months ended December 31, 2020, our total employee compensation expense (including both cash and share-based compensation) increased by $0.4 million, or 4.8%, as compared to the total employee compensation expense for the nine months ended December 31, 2019. The increase is primarily due to an increase in bonus compensation, partially offset by a decrease in headcount. For the nine months ended December 31, 2020, our total general and administrative expense was $4.0 million, a decrease of $0.4 million or 8.9%, as compared to the total general and administrative expense of $4.4 million for the nine months ended December 31, 2019. The decrease was primarily due to the write off of deferred offering costs of approximately $0.5 million related to our previous registration statement on Form N-2 during the quarter ended September 30, 2019.

Net Investment Income

For the nine months ended December 31, 2020, income before taxes increased by $2.3 million, or 10.0%. Net investment income increased from the prior year period by $2.4 million, or 11.1%, to $23.7 million as a result of a $3.9 million increase in total investment income and a $0.1 million decrease in income tax expense, partially offset by a $1.6 million increase in interest expense.

Net Realized and Unrealized Gains (Losses) on Investments

During the nine months ended December 31, 2020, we recognized net realized losses totaling $7.0 million, which consisted of losses on the restructuring of three non-control/non-affiliate investment and on the sale of one affiliate equity investment, partially offset by gains on the sale of one non-control/non-affiliate equity investment and on partial and full repayments of debt investments.

In addition, during the nine months ended December 31, 2020, we recorded net unrealized appreciation on our current portfolio of $14.2 million, consisting of unrealized gains of $11.1 million on I-45 SLF LLC, $4.7 million on equity investments and $0.7 million on UMM debt investments, offset by unrealized losses on LMM debt investments of $2.3 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment. We also recorded the reversal of $12.3 million of net unrealized depreciation recognized in prior periods due to realized losses described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $2.0 million, totaling $24.5 million of net unrealized appreciation on investments.

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

In addition, during the nine months ended December 31, 2019, we recorded net unrealized depreciation on our current portfolio of $10.9 million, the reversal of $49.3 million of net unrealized appreciation recognized in prior periods due to realized gains described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.8 million, which totaled $61.0 million of net unrealized depreciation on investments. Net unrealized depreciation on our current portfolio included unrealized gains on Vistar Media Inc. of $5.4 million, ITA Holdings Group, LLC of $2.6 million, and Tinuiti Inc. of $1.6 million, offset by unrealized losses on I-45 SLF LLC of $7.4 million, Delphi Intermediate Healthco, LLC of $3.9 million, SIMR, LLC of $3.2 million, AAC Holdings, Inc. of $2.5 million and AG Kings Holdings Inc. of $2.4 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

Realized Losses on Extinguishment of Debt

During the nine months ended December 31, 2020, we recognized losses on extinguishment of debt of $0.5 million due to the partial redemption of the December 2022 Notes.

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

Cash Flows

For the nine months ended December 31, 2020, we experienced a net increase in cash and cash equivalents in the amount of $30.0 million. During the foregoing period, our operating activities used $45.7 million in cash, consisting primarily of new portfolio investments of $150.3 million, partially offset by $70.3 million from sales and repayments received from debt investments in portfolio companies and $9.8 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $75.7 million, consisting primarily of net proceeds from issuance of the October 2024 Notes of $49.0 million, net proceeds from issuance of the January 2026 Notes of $73.5 million and net proceeds from the Equity ATM Program of $26.8 million, partially offset by the partial redemption of the December 2022 Notes of $40.0 million, cash dividends paid in the amount of $29.0 million and net repayments of our Credit Facility of $4.0 million. At December 31, 2020, the Company had cash and cash equivalents of approximately $43.7 million.

For the nine months ended December 31, 2019, we experienced a net increase in cash and cash equivalents in the amount of $13.0 million. During that period, our operating activities used $24.2 million in cash, consisting primarily of new portfolio investments of $154.4 million, partially offset by $51.0 million of sales and repayments received from debt investments in portfolio companies and $56.0 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $37.2 million, consisting primarily of net proceeds from the October 2024 Notes of $73.5 million, as well as net proceeds from the Equity ATM Program of $22.5 million, partially offset by net repayments of our Credit Facility of $17.0 million and cash dividends paid in the amount of $40.9 million. At December 31, 2019, the Company had cash and cash equivalents of approximately $23.0 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of December 31, 2020, the Company’s asset coverage was 181%.

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

On December 10, 2020, CSWC entered into Amendment No. 1 to the Credit Agreement, which expanded the accordion feature from $350 million to $400 million. In addition, on December 10, 2020, the Company entered into an Incremental Commitment Agreement that increased the total commitments under the Credit Agreement from $325 million to $340 million.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiaries. As of December 31, 2020, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At December 31, 2020, CSWC had $150.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.8 million and $5.3 million, respectively, for the three and nine months ended December 31, 2020. For the three and nine months ended December 31, 2019, CSWC recognized interest expense of $1.7 million and $6.3 million, respectively. The weighted average interest rate on the Credit Facility was 2.91% and 3.13%, respectively, for the three and nine months ended December 31, 2020. For the three and nine months ended December 31, 2019, the weighted average interest rate on the Credit Facility was 4.67% and 4.96%, respectively. Average borrowings for the three and nine months ended December 31, 2020 were $184.1 million and $129.5 million, respectively. For the three and nine months ended December 31, 2019, average borrowings were $106.5 million and $102.9 million, respectively. As of December 31, 2020, CSWC was in compliance with all financial covenants under the Credit Facility.

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

On each of September 29, 2020 and December 10, 2020 (the "Redemption Dates"), the Company redeemed $20,000,000 in aggregate principal, $40,000,000 in total, of the $77,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. The December 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the Redemption Dates. Accordingly, the Company recognized realized losses on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $0.3 million and $0.5 million, respectively, during the three and nine months ended December 31, 2020. Subsequent to the fiscal quarter ended December 31, 2020, the Company redeemed the remaining $37,136,175 issued and outstanding December 2022 Notes. See "Recent Developments" for more information.

As of December 31, 2020, the carrying amount of the December 2022 Notes was $36.7 million on an aggregate principal amount of $37.1 million at a weighted average effective yield of 5.93%. As of December 31, 2020, the fair value of the December 2022 Notes was $37.3 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $0.9 million and $3.4 million, respectively, for the three and nine months ended December 31, 2020. For the three and nine months ended December 31, 2019, the Company recognized interest expense of $1.3 million and $4.1 million, respectively. Average borrowings for the three and nine months ended December 31, 2020 were $52.4 million and $68.7 million, respectively. Average borrowings for both the three and nine months ended December 31, 2019 were $77.1 million.

The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61(a) of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of December 31, 2020, the Company was in compliance with all covenants of the December 2022 Notes.

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

As of December 31, 2020, the carrying amount of the October 2024 Notes was $122.8 million on an aggregate principal amount of $125.0 million at a weighted average effective yield of 5.375%. As of December 31, 2020, the fair value of the October 2024 Notes was $124.7 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.8 million and $4.4 million, respectively, for the three and nine months ended December 31, 2020. For the three and nine months ended December 31, 2019, the Company recognized interest expense of $1.1 million and $1.2 million, respectively. For the three and nine months ended December 31, 2020, average borrowings were $125.0 million and $100.8 million, respectively. Since the issuance of the Existing October 2024 Notes on September 27, 2019 through December 31, 2019, average borrowings were $73.9 million.

The indenture governing the October 2024 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC and subject to certain other exceptions, and to provide financial information to the holders of the October 2024 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture and the second supplemental indenture relating to the October 2024 Notes.

In addition, holders of the Notes can require the Company to repurchase some or all of the October 2024 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the second supplemental indenture relating to the October 2024 Notes.

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "January 2026 Notes"). The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year, beginning on July 31, 2021. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of December 31, 2020, the carrying amount of the January 2026 Notes was $73.4 million on an aggregate principal amount of $75.0 million at a weighted average effective yield of 4.50%. As of December 31, 2020, the fair value of the January 2026 Notes was $75.0 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $0.1 million for both the three and nine months ended December 31, 2020. Since the issuance of the January 2026 Notes on December 29, 2020 through December 31, 2020, average borrowings were $75.0 million.

The indenture governing the January 2026 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC and subject to certain other exceptions, and to provide financial information to the holders of the January 2026 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture and the third supplemental indenture relating to the January 2026 Notes.

In addition, holders of the Notes can require the Company to repurchase some or all of the January 2026 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the third supplemental indenture relating to the January 2026 Notes.

Equity Capital Activities

In January 2016, our board of directors approved a share repurchase program authorizing us to repurchase up to $10 million in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with Rules 10b-18 under the Exchange Act. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and terminated on March 26, 2020 upon the Company's purchase of the aggregate gross dollar amount (inclusive of commission fees) of its common stock under the share repurchase program meeting the threshold set forth in the share repurchase agreement. .

Cumulative to date, we have repurchased a total of 840,543 shares of our common stock in the open market under the stock repurchase program, at an average price of $11.85, including commissions paid. Accordingly, during the nine months ended December 31, 2020, the Company did not repurchase any shares of the Company's common stock under the share repurchase program.

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

During the three months ended December 31, 2020, the Company sold 1,264,776 shares of its common stock under the Equity ATM Program at a weighted-average price of $16.64 per share, raising $21.1 million of gross proceeds. Net proceeds were $20.6 million after commissions to the sales agents on shares sold. During the nine months ended December 31, 2020, the Company sold 1,673,065 shares of its common stock under the Equity ATM Program at a weighted-average price of $16.33 per share, raising $27.3 million of gross proceeds. Net proceeds were $26.8 million after commissions to the sales agents on shares sold.

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

Cumulative to date, the Company has sold 3,168,153 shares of its common stock under the Equity ATM Program at a weighted-average price of $18.85, raising $59.7 million of gross proceeds. Net proceeds were $58.5 million after commissions to the sales agents on shares sold. As of December 31, 2020, the Company has $40.3 million available under the Equity ATM Program.

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

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of December 31, 2020.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$316	$271	$45	$—	$—
Credit Facility (1)	163,154	4,429	158,725	—	—
December 2022 Notes (2)	41,463	2,209	39,254	—	—
October 2024 Notes (2)	151,875	6,719	13,437	131,719	—
January 2026 Notes (2)	92,166	1,978	6,750	83,438	—
	$448,974	$15,606	$218,211	$215,157	$—

(1)Amounts include interest payments calculated at an average rate of 2.91% of outstanding credit facility borrowings, which were $150.0 million as of December 31, 2020.
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

At December 31, 2020 and March 31, 2020, we had a total of approximately $33.2 million and $15.2 million, respectively, in currently unfunded commitments (as discussed in Note 10 to the Consolidated Financial Statements). Included within the total unfunded commitments as of December 31, 2020 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2020, we had $3.5 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.1 million expire in May 2021 and $0.4 million expire in July 2021. As of December 31, 2020, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these commitments. As of December 31, 2020, the Company had cash and cash equivalents of $43.7 million and $186.9 million in available borrowings under the Credit Facility.

RECENT DEVELOPMENTS

On January 20, 2021, the Board of Directors declared a total dividend of $0.52 per share, comprised of a regular dividend of $0.42 and a supplemental dividend of $0.10, for the quarter ended March 31, 2021. The record date for the dividend is March 15, 2021. The payment date for the dividend is March 31, 2021.

On January 21, 2021, the Company redeemed the remaining $37,136,175 in aggregate principal amount of the issued and outstanding December 2022 Notes. The December 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through but excluding January 21, 2021.

COVID-19

Subsequent to quarter ended December 31, 2020, the global outbreak of COVID-19 pandemic continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remains uncertain. As of February 2, 2021, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended December 31, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk. Market risk includes risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including the impact of COVID-19; overall market changes, including an increase in market volatility due to COVID-19; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. A large portion of our portfolio is comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expenses will also be affected by changes in the published LIBOR rate in connection with our Credit Facility. The interest rates on the October 2024 Notes and the January 2026 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2020, we were not a party to any hedging arrangements.

As of December 31, 2020, approximately 95.2% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Based on interest rates as of December 31, 2020, a hypothetical 100 basis point increase in interest rates could decrease our net investment income by a maximum of $1.0 million, or $0.05 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could increase our net investment income by a maximum of $0.5 million, or $0.02 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.50%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of December 31, 2020.

During the three months ended December 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 25, 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $10 million of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Securities Exchange Act of 1934, as amended. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and terminated on March 26, 2020 upon the Company's purchase of the aggregate gross dollar amount (inclusive of commission fees) of its common stock under the share repurchase program meeting the threshold set forth in the share repurchase agreement.

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

CAPITAL SOUTHWEST CORPORATION

February 2, 2021	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

February 2, 2021	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer