Form 10-K
period 2021-03-31
CAPITAL SOUTHWEST CORP
filed 2021-05-26
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effective of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15.U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check  mark  whether  the   registrant  is  a  shell  company  (as defined in Rule 12b-2  of  the  Act).
YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2020 was $241,338,972 based on the last sale price of such stock as quoted by The Nasdaq Global Select Market on such date.

The number of shares of common stock, $0.25 par value per share, outstanding as of May 24, 2021 was 20,964,092.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations and future performance (including the internal rate of return to the Company).  Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements involve risks and uncertainties and are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. We believe these factors include, but are not limited to, the following:

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
•our ability to operate as a BDC and to qualify and maintain our qualification as a RIC, including the impact of changes in laws or regulations, including the tax reform, governing our operations or the operations of our portfolio companies;
•our ability to operate our wholly owned subsidiary, Capital Southwest SBIC I, LP, as an SBIC;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;
•our ability to successfully invest any capital raised in an offering;
•the return or impact of current and future investments;
•the performance and the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, effective April 25, 2019, we are allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. Additionally, the Board of Directors approved a resolution that limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date.

    We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the U.S. Internal Revenue Code of 1986, or the Code. As such, we generally will not have to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To continue to maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

    Capital Southwest Management Corporation (“CSMC”), a wholly-owned subsidiary of CSWC, was the management company for CSWC. Effective December 31, 2020, CSMC merged with and into CSWC, with CSWC continuing as the surviving entity in the merger. Prior to December 31, 2020, CSMC generally incurred all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for its day-to-day operations (the “Administrative Expenses”). After December 31, 2020, the Administrative Expenses will be directly incurred by CSWC. The Company continues to be internally managed and the merger has no material impact on the day-to-day operations of the business.

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

SBIC License

On April 20, 2021, our wholly owned subsidiary, Capital Southwest SBIC I, LP (“SBIC I”) received a license from the U.S. Small Business Administration (the “SBA”) to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. SBIC I will have an investment strategy substantially similar to ours and make similar types of investments in accordance with SBA regulations. SBIC I and its general partner will be consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it will be included in the consolidated financial statements. See “Regulation as a Small Business Investment Company” below for more information about the regulations applicable to SBIC I.

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

    We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We primarily target senior debt and equity investments in LMM companies, as well as first and second lien loans in UMM companies. Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization, or EBITDA, generally between $3.0 million and $20.0 million, and our LMM investments generally range in size from $5.0 million to $25.0 million. Our UMM investments generally include first and second lien loans in companies with EBITDA generally greater than $20.0 million, and our UMM investments typically range in size from $5.0 million to $15.0 million.

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

Recent Developments

    On April 21, 2021, the Board of Directors declared a total dividend of $0.53 per share, comprised of a regular dividend of $0.43 and a supplemental dividend of $0.10, for the quarter ended June 30, 2021. The record date for the dividend is June 15, 2021. The payment date for the dividend is June 30, 2021.

Our Business Strategy

    Our business strategy is to achieve our investment objective of producing attractive risk-adjusted returns by generating current income from our debt investments and realizing capital appreciation from our equity and equity-related investments. We have adopted the following business strategies to achieve our investment objective:

•Leveraging the Experience of Our Management Team.  Our senior management team has extensive experience investing in and lending to middle market companies across changing market cycles. The members of our management team have diverse investment backgrounds, with prior experience at BDCs in the capacity of senior officers. We believe this extensive experience provides us with an in-depth understanding of the strategic, financial and operational challenges and opportunities of the middle market companies in which we invest. We believe this understanding allows us to select and structure better investments and to efficiently monitor and provide managerial assistance to our portfolio companies.

•Applying Rigorous Underwriting Policies and Active Portfolio Management.  Our senior management team has implemented rigorous underwriting policies that are followed in each transaction. These policies include a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, which we believe allows us to better assess the company’s prospects. After investing in a company, we monitor the investment closely, typically receiving monthly, quarterly and annual financial statements. Senior management, together with the deal team and accounting and finance departments, generally meets at least monthly to analyze and discuss in detail the company’s financial performance and industry trends. We believe that our initial and ongoing portfolio review process allows us to monitor effectively the performance and prospects of our portfolio companies.

•Investing Across Multiple Companies, Industries, Regions and End Markets.  We seek to maintain a portfolio of investments that is appropriately diverse among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets. However, we may from time to time hold securities of an individual portfolio company that comprise more than 5% of our total assets and/or more than 10% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified investment company that has elected to be regulated as a BDC under the 1940 Act.

•Utilizing Long-Standing Relationships to Source Deals.  Our senior management team and investment professionals maintain extensive relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to us. These relationships historically have generated significant investment opportunities. We believe that our network of relationships will continue to produce attractive investment opportunities.

•Focusing on Underserved Markets.  The middle market has traditionally been underserved. We believe that operating margin and growth pressures, as well as regulatory concerns, have caused many financial institutions to de-emphasize services to middle market companies in favor of larger corporate clients and more liquid capital market transactions. We also invest in securities that would be rated below investment grade if they were rated. We believe these dynamics have resulted in the financing market for middle market companies being underserved, providing us with greater investment opportunities.

•Focus on Established Companies.  We generally invest in companies with established market positions, proven management teams with strong operating discipline, histories of generating revenues, and recurring cash flow streams. We believe that those companies generally possess better risk adjusted return profiles than earlier stage companies that are building their management teams and establishing their revenue base. We also believe that established companies in our target size range generally provide opportunities for capital appreciation.

•Capital Structures Appropriate for Potential Industry and Business Volatility. Our investment team spends significant time understanding the performance of both the target portfolio company and its specific industry throughout a full economic cycle. The history of each specific industry and target portfolio company will demonstrate a different level of potential volatility in financial performance. We seek to understand this dynamic thoroughly and invest our capital at leverage levels in the capital structure that will remain within enterprise value and in securities that will receive interest payments if such downside volatility were to occur.

•Providing Customized Financing Solutions.  We offer a variety of financing structures and have the flexibility to structure our investments to meet the needs of our portfolio companies. We primarily invest in senior debt securities coupled with equity interests. We believe our ability to customize financing structures makes us an attractive partner to middle market companies.

INVESTMENT CRITERIA AND OBJECTIVES

    Our investment team has identified the following investment criteria that we believe are important in evaluating prospective investment opportunities. However, not all of these criteria have been or will be met in connection with each of our investments:

•Companies with Positive and Sustainable Cash Flow:  We generally seek to invest in established companies with sound historical financial performance.
•Excellent Management:  Management teams with a proven record of achievement, exceptional ability, unyielding determination and integrity.  We believe management teams with these attributes are more likely to manage the companies in a manner that protects and enhances value.
•Industry:  We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help protect their market position.
•Strong Private Equity Sponsors: We focus on developing relationships with leading private equity firms in order to partner with these firms and provide them capital to support the acquisition and growth of their portfolio companies.
•Appropriate Risk-Adjusted Returns:  We focus on and price opportunities to generate returns that are attractive on a risk-adjusted basis, taking into consideration factors, in addition to the ones depicted above, including credit structure, leverage levels and the general volatility and potential volatility of cash flows.

    We have an investment committee that is responsible for all aspects of our investment process relating to investments made by us.  The current members of the investment committee are Bowen Diehl, Chief Executive Officer, Michael Sarner, Chief Financial Officer, Josh Weinstein, Senior Managing Director, and William Thomas, member of the Board of Directors.

Investment Process

    Our investment strategy involves a team approach, whereby our investment team screens potential transactions before they are presented to the investment committee for approval.  Transactions that are either above a certain hold size or outside our general investment policy will also be reviewed and approved by the Board of Directors.  Our investment team generally categorizes the investment process into six distinctive stages:

•Deal Generation/Origination:  Deal generation and origination is maximized through long-standing and extensive relationships with private equity firms, leveraged loan syndication desks, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers and accountants, and current and former portfolio companies and investors.

•Screening:  Once it is determined that a potential investment has met our investment criteria, we will screen the investment by performing preliminary due diligence, which could include discussions with the private equity firm, management team, loan syndication desk, etc.  Upon successful screening of the proposed investment, the investment team makes a recommendation to move forward and prepares an initial screening memo for our investment committee.  We then issue either a non-binding term sheet (in the case of a directly originated transaction), or submit an order to the loan syndication desk (in the case of a large-market syndicated loan transaction).

•Term Sheet:  In a directly originated transaction, the non-binding term sheet will typically include the key economic terms of our investment proposal, along with exclusivity, confidentiality, and expense reimbursement provisions, among other terms relevant to the particular investment. Upon acceptance of the term sheet, we will begin our formal due diligence process. In a syndicated loan transaction, rather than a formal term sheet, we will submit an order for an allocation to the syndicated loan desk.

•Due Diligence:  Due diligence is performed under the direction of our senior investment professionals, and involves our entire investment team as well as certain external resources, who together perform due diligence to understand the relationships among the prospective portfolio company’s business plan, operations, financial performance, and legal risks.  On our directly originated transactions, our due diligence will often include (1) conducting site visits with management and key personnel; (2) performing a detailed review of historical and projected financial statements, often with a third-party accounting firm, to evaluate the target company’s normalized cash flow; (3) creating our own detailed modeling projections, including a downside case which attempts to project how the business would perform in a recession based on past operating history of either the company or the industry; (4) interviewing key customers and suppliers; (5) evaluating company management, including a formal background check; (6) reviewing material contracts; (7) conducting an industry, market and strategy analysis; and (8) obtaining a review by legal, environmental or other consultants.  In instances where a financial sponsor is investing in the equity in a transaction, we will leverage work done by the financial sponsor for purposes of our due diligence.  In syndicated loan transactions, our due diligence may exclude direct customer and supplier interviews, and will consist of a detailed review of reports from the financial sponsor or syndication agent for industry and market analysis, and legal and environmental diligence.

•Document and Close:  Upon completion of a satisfactory due diligence review, our investment team presents its written findings to the investment committee.  For transactions that are either over a certain hold size, or outside our general investment policy, the investment team will present the transaction to our Board of Directors for approval.  Upon approval for the investment, we re-confirm our regulatory company compliance, process and finalize all required legal documents and fund the investment.

•Post-Investment:  We continuously monitor the status and progress of our portfolio companies, as well as our investment thesis developed at the time of investment.   We offer managerial assistance to our portfolio companies and provide them access to our investment experience, direct industry expertise and contacts.  The same investment team leader that was involved in the investment process will continue to be involved in the portfolio company post-investment.  This approach provides continuity of knowledge and allows the investment team to maintain a strong business relationship with the financial sponsor, business owner and key management of our portfolio companies.  As part of the monitoring process, members of our investment team will analyze monthly, quarterly and annual financial statements against previous periods, review financial projections, meet with the financial sponsor and management (when necessary), attend board meetings (when appropriate) and review all compliance certificates and covenants. Our investment team generally meets once each month with senior management to review the performance of our portfolio companies.

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

•Investment Rating 1 represents the least amount of risk in our portfolio. The investment is performing materially above underwriting expectations and the trends and risk factors are generally favorable. The investment generally has a higher probability of being prepaid in part or in full.

•Investment Rating 2 indicates the investment is performing as expected at the time of underwriting and the trends and risk factors are generally favorable to neutral.

•Investment Rating 3 involves an investment performing below underwriting expectations and the trends and risk factors are generally neutral to negative.  The investment may be out of compliance with financial covenants and interest payments may be impaired, however principal payments are generally not past due.

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

Determinations in Connection with our Offerings

    The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2021 annual meeting of shareholders. However, in the event we change our position, we will seek requisite approval of our shareholders.

In connection with each offering of shares of our common stock, our Board of Directors or an authorized committee thereof is required by the 1940 Act to make the determination of whether we are selling shares of our common stock at a price below our then current NAV at the time at which the sale is made. Our Board of Directors or an authorized committee thereof considers the following factors, among others, in making such determination:

•the NAV of our common stock disclosed in the most recent periodic report we filed with the SEC;
•our management’s assessment of whether any material change in the NAV has occurred (including through the realization of net gains on the sale of our investments) from the period beginning on the date of the most recently disclosed NAV per share of our common stock and ending as of a time within 48 hours (excluding Sundays and holidays) of the sale of our common stock; and
•the magnitude of the difference between (i) a value that our Board of Directors or an authorized committee thereof has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) NAV of our common stock, which is based upon the NAV disclosed in the most recent periodic report we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV since the date of the most recently disclosed NAV, and (ii) the offering price of the shares of our common stock in the proposed offering.

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

HUMAN CAPITAL

As of March 31, 2021, we had twenty-one employees. These employees include our corporate officers, investment and portfolio management professionals and administrative staff. All of our employees are located in our principal executive offices in Dallas, Texas.

Our employees are vital to our success as an internally managed BDC. The long-term success of our business and the success of our investment strategy depends on our people. We strive to attract, develop and retain our employees by offering advancement and promotion opportunities, attractive compensation and benefit packages and a close-knit culture. The departure of our key investment and operations personnel could cause our operating results to suffer.

We strive to recruit talented and driven individuals who share our values. Our recruiting efforts utilize strong relationships with a variety of sources from which we recruit. We routinely promote from within, promoting current employees who have shown the technical ability, attitude, interest and the initiative to take on greater responsibility.

In addition to our normal prioritization of the health and safety of our employees, since March 2020, to address the specific safety and health matters of our workforce in response to the COVID-19 pandemic, we implemented the following, among other steps:

•Temporarily closing our offices and establishing new safety protocols and procedures;
•Maintaining regular communication with our employees regarding the impacts of the COVID-19 pandemic on our team members and operations;
•Developing and distributing return-to-office guidelines to ensure the safe return of employees to our office;
•Enhanced cleaning protocols; and
•Creating and refining protocols to address actual and suspected COVID-19 cases and potential exposure of our employees.

LEVERAGE

    We borrow funds to make investments, a practice known as “leverage,” in an attempt to increase returns to our shareholders. Effective April 25, 2019, we are allowed to borrow amounts such that our asset coverage, as calculated in accordance with the 1940 Act, equals at least 150% after such borrowing. Additionally, the Board of Directors approved a resolution that limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. The amount of leverage that we employ at any particular time will depend on management’s and our Board of Directors’ assessments of portfolio mix, prevailing market advance rates and other market factors at the time of any proposed borrowing. See “Risk Factors – Risks Related to Our Business and Structure – Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” On April 30, 2021, we filed an exemptive application with the SEC to permit us to modify the asset coverage requirement to exclude SBA-guaranteed debentures from the calculation. There can be no assurance if and when the Company will receive the exemptive relief.

    We intend to continue borrowing under our senior secured credit facility with ING Capital LLC (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Facility") in the future and we may increase the size of the Credit Facility, add additional credit facilities or otherwise issue additional debt securities or other evidences of indebtedness in the future, although there can be no assurance that we will be able to do so.

    See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Liquidity and Capital Resources" as well as Note 5 to our consolidated financial statements for the year ended March 31, 2021 for information regarding the Credit Facility, and the issuance of the 5.375% Notes due 2024 (the "October 2024 Notes") and the 4.50% Notes due 2026 (the "January 2026 Notes").

BROKERAGE ALLOCATION AND OTHER PRACTICES

    Because we generally acquire and dispose of our investments in privately negotiated transactions, we infrequently use brokers in the normal course of our business. Our investment team is primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. We did not pay any brokerage commissions during the fiscal years ended March 31, 2021, 2020 and 2019.

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

•We report our investments at market value or fair value with changes in value reported through our Consolidated Statements of Operations.

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

•We intend to distribute substantially all of our income to our shareholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute to shareholders (actually or constructively).

    As a RIC, so long as we meet certain minimum distribution, source of income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income. We intend to distribute to our shareholders substantially all of our income. We may, however, make deemed distributions to our shareholders of any retained net long-term capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for tax years 2019 and 2018 and intend to meet the minimum distribution requirements for tax year 2020. We continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

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

•Our ability to use leverage as a means of financing our portfolio of investments is limited.

    As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 150%, which became effective April 25, 2019. Additionally, the Board of Directors approved a resolution that limits the Company's issuance of senior securities such that that asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. For this purpose, senior securities include all borrowings and any preferred stock we may issue in the future. Additionally, our ability to utilize leverage as a means of financing our portfolio of investments may be limited by this asset coverage requirement. While the use of leverage may enhance returns if we meet our investment objective, our returns may be reduced or eliminated if our returns on investments are less than the costs of borrowing.

•We are required to comply with the provisions of the 1940 Act applicable to business development companies.

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

•Generally, BDCs must offer, and must provide upon request, significant managerial assistance available to certain portfolio companies.  In general, as a BDC, a company must, among other things: (1) be a domestic company; (2) have registered a class of its securities pursuant to Section 12 of the Exchange Act; (3) operate for the purpose of investing in the securities of certain types of eligible portfolio companies, including early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (4) offer to make available significant managerial assistance to such portfolio companies; and (5) file a proper notice of election with the SEC.
•An eligible portfolio company generally is a domestic company that is not a regulated or private investment company or a financial company (such as brokerage firms, banks, insurance companies and investment banking firms) and that: (1) does not have a class of securities listed on a national securities exchange; (2) has a class of securities listed on a national securities exchange with an equity market capitalization of less than $250 million; or (3) is controlled by the BDC itself or together with others and, as a result of such control, the BDC has an affiliated person on the board of directors of the company.  The 1940 Act presumes that a person has “control” of a portfolio company if that person owns at least 25% of its outstanding voting securities.
•As a BDC, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement.  Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from any act or omission constituting willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office.
•We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering these policies and procedures.

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

Senior Securities

BDCs generally have been permitted by the 1940 Act, under specific conditions, to issue multiple classes of debt and one class of stock senior to its common stock if its asset coverage, as defined by the 1940 Act, is at least 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by reducing the minimum asset coverage ratio from 200% to 150%, if certain requirements are met. On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the

Company was decreased from 200% to 150%, which became effective April 25, 2019. Additionally, the Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce its asset coverage requirement to 150%, its leverage capacity and usage, and risks related to leverage.

As of March 31, 2021, we had $120.0 million, $125.0 million and $140.0 million in total aggregate principal amount of debt outstanding under our Credit Facility, the October 2024 Notes and the January 2026 Notes, respectively. As of March 31, 2021, our asset coverage was 187%.

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

Common Stock

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in our best interests and that of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2021 annual meeting of shareholders. See "Risk Factors - Risks Relating to Our Business and Structure - Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital."

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

Exemptive Relief

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received an exemptive order that supersedes the Original Order, or the Exemptive Order, and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. The right to grant restricted stock awards under the 2010 Plan will terminate ten years after the date that the 2010 Plan was approved by the Company’s shareholders, which is July 18, 2021.

In connection with the termination of the 2010 Plan, the Company’s Board of Directors of Company approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the "2021 Employee Plan") as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. In connection therewith, on March 29, 2021, we filed an exemptive application with the SEC that would supersede the Exemptive Order (the “Superseding Exemptive Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, on March 29, 2021, we filed an exemptive application with the SEC (the “Non-Employee Director Plan Exemptive Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for non-employee directors of the Board of Directors (the “Non-Employee Directors”) under the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Award Plan (the “Non-Employee Director Plan”), and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the Non-Employee Directors to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the Non-Employee Director Plan. There can be no assurance if and when the Company will receive the Superseding Exemptive Order or the Non-Employee Director Plan Exemptive Order. The terms of the Superseding Exemptive Order and the Non-Employee Director Plan Exemptive Order, if received, is expected to be substantially similar to the Exemptive Order. Each of the 2021 Employee Plan and the Non-Employee Director Plan will also be subject to shareholder approval upon receipt of the Superseding Exemptive Order and the Non-Employee Director Plan Exemptive Order, respectively.

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

For purposes of our discussion, a “U.S. shareholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

•A citizen or individual resident of the United States;

•A corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof of the District of Columbia;
•An estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•A trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (2) it has a valid election in place to be treated as a U.S. person.

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

    We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the calendar year ended December 31 and (3) any income and gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•Meet the Annual Distribution Requirement;
•Qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;
•Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test; and
•Diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (1) of one issuer (2) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (3) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

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

Coronavirus Aid, Relief and Economic Security Act

    In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the years ended March 31, 2021 or 2020, or to our net deferred tax assets as of March 31, 2021 or 2020.

Possible Legislative or Other Actions Affecting Tax Considerations

    Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in our stock. See "Risk Factors – Legislative or other actions relating to taxes could have a negative effect on us."

REGULATION AS A SMALL BUSINESS INVESTMENT COMPANY

SBIC I’s SBIC license will allow it to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA regulations currently permit SBIC I to borrow up to $175 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations), subject to SBA approval. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Receipt of an SBIC license does not assure that SBIC I will receive SBA guaranteed debenture funding, which is dependent upon SBIC I continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC I’s assets over our shareholders in the event we liquidate SBIC I or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC I upon an event of default.

On April 21, 2021, we filed an application requesting exemptive relief from the SEC to permit us to exclude the debt of SBIC I guaranteed by the SBA from the definition of senior securities in the asset coverage requirement applicable to us under the 1940 Act. The SEC previously has granted exemptive relief to permit similar operations, but there can be no assurance that such exemptive relief will be granted and the timing thereof.

SBICs are designed to stimulate the flow of private investor capital to eligible “small businesses” as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25.0% of its investment capital to “smaller enterprises” as defined by the SBA. The definition of a smaller enterprise generally includes a business that (together with its affiliates) has a tangible net worth not exceeding $6.0 million for the most recent fiscal year and have average net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or a smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates. However, once an SBIC has invested in an eligible small business, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company's initial public offering, if any.

The SBA generally prohibits an SBIC from providing financing to small businesses with certain characteristics, such as relending or businesses with the majority of their employees located outside the United States, and business engaged in certain prohibited industries, such as project finance, real estate, farmland, financial intermediaries or “passive” (i.e. non-operating) businesses. Without prior SBA approval, an SBIC may not provide financing or a commitment to a small business in an amount equal to more than approximately 30.0% of the SBIC’s regulatory capital in any one company and its affiliates.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). An SBIC may exercise control over a small business for a period of up to seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA's prior written approval.

The SBA restricts the ability of an SBIC to provide financing to an “associate” as defined in the SBA regulations, without prior written approval from the SBA. SBA regulations also prohibit, without prior SBA approval, a “change of control” or “change in ownership” of transfer of an SBIC (as such terms are defined in the SBA regulations) and require that SBICs invest idle funds in accordance with SBA regulations. In addition, SBIC I may also be limited in its ability to make distributions to us if they do not have sufficient capital, in accordance with SBA regulations.

SBIC I is subject to regulation and oversight by the SBA, including, among other things, requirements with respect to maintaining certain minimum financial ratios and other covenants, a periodic examination by an SBA examiner, and the performance of a financial audit by an independent auditor.

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

SECURITIES EXCHANGE ACT OF 1934 AND SARBANES-OXLEY ACT COMPLIANCE

    We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items.  In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and regulations promulgated thereunder, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders.  For example:

•Pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•Pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•Pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare a report on its assessment of our internal control over financial reporting; and

•Pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 1A.     Risk Factors

    Investing in our securities involves a number of significant risks.  In addition to other information contained in this Annual Report on Form 10-K, investors should consider the following information before making an investment in our securities.  The risks and uncertainties described below could materially adversely affect our business, financial conditions and results of operations. The risks set forth below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.  If any of the following risks, or risks not presently known to us, actually occur, the trading price of our securities could decline, and you may lose all or part of your investment.

The following is a summary of the principal risk factors associated with an investment in us. Further details regarding each risk included in the below summary list can be found further below.

•Our financial condition and results of operations will depend on our ability to effectively allocate and manage capital.
•Our business model depends to a significant extent upon strong referral relationships. Our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.
•All of our assets are subject to security interests under our secured Credit Facility and if we default on our obligations under the Credit Facility, we may suffer adverse consequences, including foreclosure on our assets.
•In addition to regulatory limitations on our ability to raise capital, our current debt obligations contain various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facility thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
•Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
•A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.
•We will become subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a regulated investment company under Subchapter M of the Code or satisfy regulated investment company distribution requirements.
•Our portfolio investments generally are not publicly traded. As a result, the fair value of these investments may not be readily determinable and will be recorded at fair value as determined in good faith and under the direction of our Board of Directors. As a result, there may be uncertainty as to the value of our portfolio investments.
•We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.
•Events outside of our control, such as the COVID-19 pandemic, could negatively affect our portfolio companies and our results of our operations.
•We operate in a highly competitive market for investment opportunities.
•Our success depends on attracting and retaining qualified personnel in a competitive environment.
•Our investments in portfolio companies involve a number of significant risks.
•The lack of liquidity in our investments may adversely affect our business.
•Defaults by our portfolio companies could harm our operating results.
•We generally will not control our portfolio companies.
•Investing in shares of our common stock may involve an above average degree of risk.
•Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.
•The October 2024 Notes and the January 2026 Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Credit Facility.

•We may not be able to repurchase the October 2024 Notes and the January 2026 Notes upon a Change of Control Repurchase Event.
•If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the October 2024 Notes and the January 2026 Notes.

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

    The results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Our ability to make new investments at attractive relative returns is also a function of our marketing and our management of the investment process, as well as conditions in the private credit markets in which we invest. If we fail to invest our capital effectively, our return on equity may be negatively impacted, which could have a material adverse effect on the price of the shares of our common stock.

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

    We will have a continuing need for capital to finance our investments. As of March 31, 2021, the Credit Facility provides us with a revolving credit line of up to $340.0 million of which $120.0 million was drawn.

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

    As of March 31, 2021, we had $120.0 million debt outstanding out of $340 million of total commitments under our Credit Facility. Borrowings under the Credit Facility bear interest, on a per annum basis at a rate equal to the applicable LIBOR rate plus 2.50%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Credit Facility is secured by substantially all of our assets. If we are unable to meet the financial obligations under the Credit Facility, the lenders under the Credit Facility may exercise its remedies under the Credit Facility as the result of a default by us. On April 16, 2018 and May 11, 2018, CSWC entered into Incremental Assumption Agreements that increased the total commitments under the Credit Facility by $20 million and $10 million, respectively. The increases were executed under the accordion feature of the Credit Facility and increased total commitments from $180 million to $210 million. On December 21, 2018, CSWC entered into the Amended and Restated Senior Secured Revolving Credit Agreement (the "Credit Agreement"), and a related Amended and Restated Guarantee, Pledge and Security Agreement, to amend and restate its Credit Facility. The Credit Agreement (1) increased the total commitments by $60 million from $210 million to an aggregate total of $270 million, provided by a diversified group of nine lenders, (2) increased the Credit Facility's accordion feature to $350 million under the Credit Facility from new and existing lenders on the same terms and conditions as the existing commitments, (3) reduced the interest rate on borrowings from LIBOR plus 3.00% to LIBOR plus 2.50%, subject to certain conditions as outlined in the Credit Agreement, (4) reduced the minimum asset coverage with respect to senior securities representing indebtedness from 200% to 150% after the date on which such minimum asset coverage is permitted to be reduced by the Company under applicable law, subject to certain conditions as outlined in the Credit Agreement, and (5) extended the Credit Facility's revolving period from November 16, 2020 to December 21, 2022 and the final maturity was extended from November 16, 2021 to December 21, 2023. On March 19, 2020, CSWC entered into an Incremental Assumption Agreement that increased the total commitments under the Credit Facility by $30 million, which increased total commitments from $295 million to $325 million. On December 10, 2020, CSWC entered into Amendment No. 1 to the Credit Agreement that expanded the accordion feature from $350 million to $400 million. In addition, on December 10, 2020, CSWC entered into an Incremental Commitment Agreement that increased the total commitments under the Credit Facility by $15 million, which increased total commitments from $325 million to $340 million.

    As of March 31, 2021, the carrying amount of the October 2024 Notes was $122.9 million. The October 2024 Notes mature on October 1, 2024 and may be redeemed in whole or in part at any time prior to July 1, 2024, at par plus a “make-whole” premium, and thereafter at par. The October 2024 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2020. The October 2024 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of March 31, 2021, the carrying amount of the January 2026 Notes was $138.4 million. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year, beginning on July 31, 2021. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

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
Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common shareholder(2)	(27.15)%	(16.21)%	(5.27)%	5.67%	16.61%

(1)Assumes $735.6 million in total assets, $385.0 million in debt principal outstanding, $336.3 million in net assets and a weighted-average interest rate of 4.32% on our senior securities based on our financial data available on March 31, 2021. Actual interest payments may be different.
(2)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2021 total assets of at least 2.41%.

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

    As of March 31, 2021, 87.4% of our total assets consist of qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if those investments are not qualifying assets for purposes of the 1940 Act. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies or we could be required to dispose of investments at inappropriate times to comply with the 1940 Act (which could result in the dilution of our position).

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

    We have elected, and intend to qualify annually, to be treated as a RIC under Subchapter M of the Code. No assurance can be given that we will be able to maintain our qualification as a RIC. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•The annual distribution requirement for a RIC is satisfied if we timely distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized short-term capital gains in excess of realized net long-term capital losses.  Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

•The source of income requirement is satisfied if we obtain at least 90% of our gross income for each taxable year from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test.

•The asset diversification requirement is satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year.  To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”).  In addition, no more than 25% of the value of our assets can be invested in the securities, other than U.S Government securities or securities of other RICs, (1) of one issuer (2) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (3) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

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

Our portfolio investments generally are not publicly traded. As a result, the fair value of these investments may not be readily determinable and will be recorded at fair value as determined in good faith and under the direction of our Board of Directors. As a result, there may be uncertainty as to the value of our portfolio investments.

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

    From time to time, capital markets may experience periods of disruption and instability.  The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of coronavirus (“COVID-19”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 outbreak continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

    Past economic downturns or recessions have had a significant negative impact on the operating performance and fair value of middle market companies. For example, between 2008 and 2009, the U.S. and global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions.  Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.

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

    We also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

Events outside of our control, such as the COVID-19 pandemic, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the COVID-19 pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have begun to relax the early public health restrictions with a view to partially or fully reopening their economies or lifted such restrictions entirely, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases has led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the U.S. Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use in December 2020 and Janssen Biotech Inc. for emergency use in February 2021. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time.

COVID-19 and the resulting economic dislocations have had adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. We cannot predict the full impact of COVID-19, including the duration of the restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

As a result of the U.S. presidential election and the subsequent senate runoff elections, there has been a change in control of the executive and legislative branches of the U.S. government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and regulation of the financial services industry, as well as changes in tax rates. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain.

In addition, the COVID-19 pandemic outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. The COVID-19 pandemic has impacted the U.S. credit markets (in particular for middle market loans). See “We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations” and “Events outside of our control, such as the COVID-19 pandemic, could negatively affect our portfolio companies and our results of our operations.”

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and, in many instances, the impact will be adverse and profound. The effects of the COVID-19 pandemic may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us.

The United Kingdom’s referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Under the terms of the withdrawal agreement negotiated and agreed to between the United Kingdom and the European Union, the United Kingdom’s departure from the European Union was followed by a transition period that ran until December 31, 2020 and during which the United Kingdom continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union is unclear at this stage and is likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions, which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

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

    The 1940 Act generally prohibits BDCs from incurring indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the SBCAA was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150%, if certain requirements are met. On April 25, 2018, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%, which became effective April 25, 2019. Additionally, the Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account such issuance, would not be less than 166%, at any time after the effective date. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce its asset coverage requirement to 150%, its leverage capacity and usage, and risks related to leverage.

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

We expend significant financial and other resources to comply with the requirements of being a public company.

    As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s time and attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

    Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

    Senior Securities. We may issue debt securities, preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

•Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% immediately after each issuance of senior securities. In accordance with the 1940 Act, on April 25, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%, effective April 25, 2019. The Board also approved a resolution that limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account such issuance, would not be less than 166%, at any time after the effective date. If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we will be prohibited from issuing debt securities and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to shareholders or repurchase shares until such time as we satisfy this test.
•Any amounts that we use to service our debt will not be available for dividends to our common shareholders.
•It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.
•We and, indirectly, our shareholders will bear the cost of issuing and servicing such securities and other indebtedness.
•Any unsecured debt issued by us would rank (1) pari passu with our future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (2) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries
•Upon a liquidation of our company, holders of our debt securities and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Future offerings of additional debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing shareholders, may harm the value of our common stock.

Additional Common Stock. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2021 annual meeting of shareholders. However, in the event we change our position, we will seek requisite approval of our shareholders. See “-Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

SBIC I has an SBIC license and is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.

On April 20, 2021, SBIC I received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended, and is regulated by the SBA.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies, regulates the types of financing, prohibits investing in small businesses with certain characteristics or in certain industries and requires capitalization thresholds that limit distributions to us. Accordingly, compliance with SBIC requirements may cause SBIC I to forego attractive investment opportunities that are not permitted under SBA regulations and/or to invest at less competitive rates in order to find investments that qualify under the SBA regulations.

Further, SBA regulations require that an SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. If SBIC I fails to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit SBIC I’s use of the debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC I from making new investments. In addition, the SBA could revoke or suspend SBIC I’s license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958, as amended, or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively effect on our operations because SBIC I is our wholly owned subsidiary. We do not have any prior experience managing an SBIC. Our lack of experience in complying with SBA regulations may hinder our ability to take advantage of SBIC I’s access to SBA-guaranteed debentures.

Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to convert to shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below NAV provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2021 annual meeting of shareholders. However, in the event we change our position, we will seek the requisite approval of our shareholders.
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

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,100,000		10.00%
NAV per share	$10.00	$9.91		(0.91)%
Dilution to Existing Shareholder
Shares held by Shareholder A	10,000	10,000	(1)	—%
Percentage Held by Shareholder A	1.00%	0.91%		(9.09)%
Total Interest of Shareholder A in NAV	$100,000	$99,091		(0.91)%

(1)Assumes that Shareholder A does not purchase additional shares in the sale of shares below NAV.

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics (including the COVID-19 pandemic);
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.

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

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as counterparty, employee and borrower information. Cybersecurity failures or breaches by service providers (including, but not limited to, accountants and custodians), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents with increased costs and other consequences, including those as described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

Our service providers are currently impacted by restrictions enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.

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

We primarily invest in privately held U.S. middle-market companies. Investments in privately held middle-market companies involve a number of significant risks, including the following:

•These companies are more likely to depend on the management talents and efforts of a small group of key employees.  Therefore, the death, disability, resignation, termination, or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.
•These companies may have unpredictable operating results, could become parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
•Private companies may not have readily publicly available information about their businesses, operations and financial condition. Consequently, we rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from making investments in these portfolio companies.  If we are unable to uncover all material information about the target portfolio company, we may not make a fully informed investment decision and may lose all or part of our investment.
•These companies may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentration than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns.
•These companies may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments.

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

In the United States, the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. In addition, on March 25, 2020, the U.K. Financial Conduct Authority stated that, although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the U.K. Financial Conduct Authority will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. Furthermore, on November 30, 2020, the Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly owned subsidiary of ICE and the administrator of LIBOR, announced its plan to extend the date that most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. Despite this extension of the U.S. LIBOR transition deadline for certain LIBOR values, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021.

The Company intends to monitor the developments with respect to the scheduled phasing out of LIBOR after 2021 and work with its portfolio companies and lenders to ensure such transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

As of March 31, 2021, approximately 95.5% of our debt investment portfolio (at fair value) bore interest rates indexed upon LIBOR. Additionally, our Credit Facility accrues interest at the applicable LIBOR rate plus 2.50%, subject to certain conditions as outlined in the Credit Agreement. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Any such renegotiated agreements or methodology of the new standard may not be as favorable to us as the current agreements and LIBOR, which may adversely affect our results of operations.

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

Certain loans that we make are either secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders, or in the case of unsecured subordinated debt, we have no lien at all on the assets. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, or in the case where we invest in unsecured subordinated debt, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically,the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral, subject to a negotiated “standstill period” after which we can initiate; (2) the nature, timing and conduct of foreclosure or other collection proceedings, subject to a negotiated “standstill period” after which we can initiate; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

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

The market price of our common stock will fluctuate with market conditions and other factors. Our common stock is intended for long-term investors and should not be treated as a trading vehicle. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;
•exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds to own our common stock and put short-term selling pressure on our common stock;
•changes in regulatory policies or tax guidelines, particularly with respect to BDCs or RICs;
•failure to qualify for RIC tax treatment;

•our origination activity, including the pace of, and competition for, new investment opportunities;
•changes or perceived changes in earnings or variations of operating results;
•changes or perceived changes in the value of our portfolio of investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•potential future sales of common stock or debt securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;
•departure of our key personnel;
•operating performance of companies comparable to us;
•general economic trends and other external factors, such as the COVID-19 pandemic; and
•loss of a major funding source.

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

Our common stock is listed on The NASDAQ Global Select Market.  Shareholders desiring liquidity may sell their shares on The NASDAQ Global Select Market at current market value, which could be below NAV.  Shares of closed-end investment companies frequently trade at discounts from NAV, which is a risk separate and distinct from the risk that a fund’s performance will cause its NAV to decrease. We cannot predict whether our common stock will trade at, above or below NAV. In addition, if our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price unless our shareholders approve such a sale and our Board of Directors make certain determinations. See “Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV.

The October 2024 Notes and the January 2026 Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Credit Facility.

Each of the October 2024 Notes and the January 2026 Notes (collectively, the “Notes”) are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred (including our Credit Facility) or may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of March 31, 2021, we had $120.0 million in outstanding indebtedness under our Credit Facility, which is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100.0% of the equity interests in the Company’s wholly-owned subsidiaries.

The indenture under which the October 2024 Notes and the January 2026 Notes were issued contain limited protection for holders of the October 2024 Notes and the January 2026 Notes.

The respective indenture under which the October 2024 and the January 2026 Notes were issued offer limited protection to holders of the October 2024 and the January 2026 Notes. The terms of the respective indenture and the October 2024 and the January 2026 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on the investment of the holders of the October 2024 and the January 2026 Notes, respectively. In particular, the terms of the respective indenture and the October 2024 and the January 2026 Notes will not place any restrictions on our or our subsidiaries’ ability to:

•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;

•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, except that we have agreed that, for the period of time during which the Notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a)(2) of the 1940 Act or any successor provisions and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act were currently applicable to us in connection with this offering, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•enter into transactions with affiliates;

•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•make investments; or

•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the respective indenture governing the October 2024 Notes and the January 2026 Notes will require us to make an offer to purchase the October 2024 Notes and the January 2026 Notes in connection with a change of control or any other event, respectively.

Furthermore, the terms of the respective indenture and the October 2024 Notes and the January 2026 Notes do not protect holders of the October 2024 Notes and the January 2026 Notes, respectively, in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures sooner than the October 2024 Notes and the January 2026 Notes), and take a number of other actions that are not limited by the terms of each of the October 2024 Notes and the January 2026 Notes may have important consequences for you as a holder of the October 2024 Notes and the January 2026 Notes, including making it more difficult for us to satisfy our obligations with respect to the October 2024 Notes and the January 2026 Notes or negatively affecting the market value of the October 2024 Notes and the January 2026 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the respective indenture and the October 2024 Notes and the January 2026 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the October 2024 Notes and the January 2026 Notes.

We may not be able to repurchase the October 2024 Notes and the January 2026 Notes upon a Change of Control Repurchase Event.

Upon a Change of Control Repurchase Event (as defined in the relevant indenture), holders of the October 2024 Notes and the January 2026 Notes may require us to repurchase for cash some or all of the October 2024 Notes and the January 2026 Notes, respectively, at a repurchase price equal to 100% of the aggregate principal amount of the October 2024 Notes and the January 2026 Notes, respectively, being repurchased, plus their respective accrued and unpaid interest to, but not including, the repurchase date. We may not be able to repurchase the October 2024 Notes and/or the January 2026 Notes upon a Change of Control Repurchase Event because we may not have sufficient funds. Before making any such repurchase of the October 2024 Notes or the January 2026 Notes, we would also have to comply with certain requirements under our Credit Facility, to the extent such requirements remain in effect at such time, or otherwise obtain consent from the lenders under our Credit Facility. The terms of our Credit Facility also provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. In addition, the occurrence of a Change of Control Repurchase Event enabling the holders of the October 2024 Notes and/or the January 2026 Notes to require the mandatory purchase of the October 2024 Notes and/or the January 2026 Notes, respectively, would likely constitute an event of default under our Credit Facility, entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. Our and our subsidiaries' future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered October 2024 Notes or the January 2026 Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the respective indenture governing the October 2024 Notes or the January 2026 Notes, respectively, and a cross-default under the agreements governing certain of our other indebtedness, including under the agreements governing our Credit Facility, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the October 2024 Notes or the January 2026 Notes exercise their respective right to require us to repurchase the October 2024 Notes or the January 2026 Notes, respectively, upon a Change of Control Repurchase Event, the financial effect of any such repurchase could cause a default under our current and future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

The trading market or market value of our publicly issued debt securities may be volatile.

The trading market for the Notes may from time to time be significantly affected by numerous factors, including:

•Creditworthiness;
•Terms, including, but not limited to, maturity, principal amount, redemption, and repayment of convertible features;
•Market and economic conditions; and
•Demand for our debt securities.

In addition, credit rating assessments by third parties regarding our ability to pay our obligations will generally affect the market value of our debt securities.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the October 2024 Notes and the January 2026 Notes.

Any default under the agreements governing our indebtedness, including a default under our Credit Facility, the respective indenture governing the October 2024 Notes and the January 2026 Notes, or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the the October 2024 Notes and the January 2026 Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility, the October 2024 Notes and the January 2026 Notes), we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

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

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including the Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the lenders under the Credit Facility, the holders of the Notes, or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt. If we breach our covenants under the Credit Facility, the respective indenture governing the October 2024 Notes and the January 2026 Notes, or any of our other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders thereof. If this occurs, we would be in default under the Credit Facility, the Notes,the respective indenture governing the October 2024 Notes and the January 2026 Notes, or other debt, the lenders or holders could exercise rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the October 2024 Notes and the January 2026 Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

The October 2024 Notes are redeemable, in whole or in part, at any time at our option prior to July 1, 2024, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes are redeemable, in whole or in part, at any time at our option prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. We may choose to redeem the October 2024 Notes or the January 2026 Notes at times when prevailing interest rates are lower than the interest rate paid on the October 2024 Notes or the January 2026 Notes.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

SENIOR SECURITIES
    Information about our senior securities is shown in the following table for the years ended March 31, 2021, 2020, 2019 2018 and 2017. The report of RSM US LLP, our independent registered public accountants for the fiscal years ended March 31, 2021, 2020 and 2019, on the senior securities table as of March 31, 2021, 2020 and 2019, is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
	(dollars in thousands)
Credit Facility
2021	$120,000	1.87	—	N/A
2020	154,000	1.89	—	N/A
2019	141,000	2.49	—	N/A
2018	40,000	4.16	—	N/A
2017	25,000	12.40	—	N/A
December 2022 Notes
2021	$—	—	—	$—
2020	77,136	1.89	—	22.01
2019	77,136	2.49	—	25.50
2018	57,500	4.16	—	25.40
2017	—	—	—	N/A
October 2024 Notes
2021	$125,000	1.87	—	N/A
2020	75,000	1.89	—	N/A
2019	—	—	—	N/A
2018	—	—	—	N/A
2017	—	—	—	N/A
January 2026 Notes
2021	$140,000	1.87	—	N/A
2020	—	—	—	N/A
2019	—	—	—	N/A
2018	—	—	—	N/A
2017	—	—	—	N/A

(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “-” indicates information which the SEC expressly does not required to be disclosed for certain types of senior securities.
(4)Average market value per unit for our Credit Facility, October 2024 Notes and January 2026 Notes is not applicable because these are not registered for public trading.

PRICE RANGE OF COMMON STOCK AND HOLDERS

Market Information

    Our common stock is traded on the Nasdaq Global Select Market under the symbol “CSWC.”

    The following table sets forth, for each fiscal quarter within the two most recent fiscal years and the current fiscal year to date, the range of high and low selling prices of our common stock as reported on the Nasdaq Global Select Market, as applicable, and the sales price as a percentage of the NAV per share of our common stock.

		Price Range
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)
Year ending March 31, 2022
First Quarter (through May 25, 2021)	*	$26.95	$22.16	*	*
Year ended March 31, 2021
Fourth Quarter	$16.01	$22.75	$17.55	42.10%	9.62%
Third Quarter	15.74	17.98	12.63	14.23	(19.76)
Second Quarter	15.36	15.20	12.32	(1.04)	(19.79)
First Quarter	14.95	16.02	8.76	7.16	(41.40)
Year ended March 31, 2020
Fourth Quarter	$15.13	$21.71	$7.39	43.49%	(51.16)%
Third Quarter	16.74	22.56	20.60	34.77	23.06
Second Quarter	18.30	22.90	20.57	25.14	12.40
First Quarter	18.58	22.49	20.86	21.04	12.27

(1)NAV per share, is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated as the respective high or low share price divided by NAV and subtracting 1.
*Not determinable at the time of filing.

    Our common stock is traded on The Nasdaq Global Select Market under the symbol “CSWC.” On May 24, 2021, there were approximately 359 holders of record of our common stock, which did not include shareholders for whom shares are held in "nominee" or "street name."

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

    The payment dates and amounts of cash dividends per share for the past three fiscal years are as follows:

Payment Date	Cash Dividend
Fiscal Year 2021
June 30, 2020[1]	$0.51
September 30, 2020[1]	0.51
December 31, 2020[1]	0.51
March 31, 2021[1]	0.52
$2.05

Fiscal Year 2020
June 28, 2019[1]	$0.49
September 30, 2019[1]	0.50
December 31, 2019[2]	1.25
March 31, 2020[1]	0.51
$2.75

Fiscal Year 2019
July 2, 2018[3]	$0.89
September 28, 2018[1]	0.44
December 31, 2018[1]	0.46
March 29, 2019[1]	0.48
$2.27
1On each of these dates, the cash dividend paid included a supplemental dividend of $0.10 per share.
2On December 31, 2019, CSWC paid a regular dividend of $0.40 per share, a supplemental dividend of $0.10 per share and a special dividend of $0.75 per share.
3On July 2, 2018, CSWC paid a regular dividend of $0.29 per share and a supplemental dividend of $0.60 per share.

    On April 21, 2021, the Company’s Board of Directors declared a total dividend of $0.53 per share, comprised of a regular dividend of $0.43 and a supplemental dividend of $0.10, for the quarter ended June 30, 2021.  The record date for the dividend is June 15, 2021. The payment date for the dividend is June 30, 2021.

    The amounts and timing of cash dividend payments have generally been dictated by requirements of the Code regarding the distribution of taxable net investment income (ordinary income) of regulated investment companies.

Distribution Policy

    We generally intend to make distributions on a quarterly basis to our shareholders of substantially all of our taxable income. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the calendar year ended December 31, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during that year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our shareholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

    We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our shareholders of any retained net capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business —Material U.S. Federal Income Tax Considerations” included in Item 1 of Part I of this Annual Report for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our shareholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. Our ability to make distributions in the future may be limited by our Credit Facility, the indentures governing each of our October 2024 Notes and our January 2026 Notes and the 1940 Act. For a more detailed discussion, see “Business — Election to be Regulated as a Business Development Company – Regulation as a Business Development Company,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 5” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

The following table provides information regarding purchases of our common stock during the year ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2020	—	$—	—	$—
May 1 through May 31, 2020	—	—	—	—
June 1 through June 30, 2020 (1)	204	14.72	—	—
July 1 through July 31, 2020	—	—	—	—
August 1 through August 31, 2020	—	—	—	—
September 1 through September 30, 2020	—	—	—	—
October 1 through October 31, 2020	—	—	—	—
November 1 through November 30, 2020 (1)	15,105	15.63	—	—
December 1 through December 31, 2020	—	—	—	—
January 1 through January 31, 2021	—	—	—	—
February 1 through February 28, 2021	—	—	—	—
March 1 through March 31, 2021	—	—	—	—
Total	15,309	$15.62	—	$—

(1)Represents shares of common stock withheld upon vesting of restricted stock to cover withholding tax obligations.
(2)On January 25, 2016, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10 million. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and terminated on March 26, 2020 upon the Company's purchase of the aggregate gross dollar amount (inclusive of commission fees) of its common stock under the share repurchase program meeting the threshold set forth in the share repurchase agreement.

Performance Graph

    The following graph compares our cumulative total shareholder return during the last five years (based on the market price of our common stock and assuming reinvestment of all dividends, prior to any tax effect) with the Russell 2000 Total Return Index, the S&P BDC Index and the KBW Regional Bank Total Return Index. In the current year, we replaced the Nasdaq Composite Total Return Index with the S&P BDC Index in the graph below, as this index includes companies with an investment strategy similar to our own. The Nasdaq Composite Total Return over the last five years was 186.6% compared to Capital Southwest's cumulative total shareholder return of 123.6%. The graph assumes initial investment of $100 on March 31, 2016 and reinvestment of dividends. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

    The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be "soliciting material" or to be filed with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Item 6.     Selected Financial Data

    The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended March 31, 2017 through 2021.  This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.

Selected Consolidated Financial Data
(In thousands except per share data)

	Year ended March 31,
	2021	2020	2019	2018	2017
Income statement data:
Investment income:
Interest and dividends	$64,686	$59,361	$50,192	$34,233	$22,324
Interest income from cash and cash equivalents	9	73	36	21	166
Fees and other income	3,367	2,605	1,653	872	984
Total investment income	68,062	62,039	51,881	35,126	23,474
Operating expenses:
Compensation-related expenses	10,700	10,163	9,986	9,238	8,217
Interest expense	17,941	15,836	12,178	4,875	989
General, administrative and other	5,308	5,746	4,959	4,585	4,601
Total operating expenses	33,949	31,745	27,123	18,698	13,807
Income before income taxes	34,113	30,294	24,758	16,428	9,667
Income tax expense	2,442	2,062	1,048	195	1,779
Net investment income	31,671	28,232	23,710	16,233	7,888
Net realized (losses) gains:
Non-control/Non-affiliate investments	(6,908)	1,335	2,124	1,492	3,992
Affiliate investments	(1,628)	57	77	90	3,876
Control investments	—	44,300	18,653	—	28
Taxes on deemed distribution of long-term capital gains	—	(3,461)	—	—	—
Net realized (losses) gains on investments	(8,536)	42,231	20,854	1,582	7,896
Net unrealized appreciation (depreciation) on investments	28,755	(92,814)	(11,506)	21,492	7,690
Net realized and unrealized gains (losses) on investments	20,219	(50,583)	9,348	23,074	15,586
Realized losses on extinguishment of debt	(1,007)	—	—	—	—
Net increase (decrease) in net assets resulting from operations	$50,883	$(22,351)	$33,058	$39,307	$23,474
Pre-tax net investment income per share - basic and diluted	$1.79	$1.68	$1.48	$1.02	$0.61
Net investment income per share - basic and diluted	$1.66	$1.57	$1.42	$1.01	$0.50
Net realized earnings per share - basic and diluted[1]	$1.21	$3.91	$2.66	$1.11	$1.00
Net increase (decrease) in net assets from operations - basic and diluted	$2.67	$(1.24)	$1.98	$2.45	$1.48
Net asset value per common share	$16.01	$15.13	$18.62	$19.08	$17.80
Total dividends/distributions declared per common share	$2.05	$2.75	$2.27	$0.99	$0.79
Weighted average number of shares outstanding – basic	19,060	18,000	16,727	16,074	15,825
Weighted average number of shares outstanding – diluted	19,060	18,000	16,734	16,139	15,877

1“Net realized earnings per share – basic and diluted” is calculated as the sum of “Net investment income (loss)” and “Net realized gain (loss) on investments” divided by weighted average shares outstanding – basic and diluted.

	Year ended March 31,
	2021	2020	2019	2018	2017
Balance sheet data:
Assets:
Investments at fair value	$688,432	$553,072	$524,071	$393,095	$286,880
Cash and cash equivalents	31,613	13,744	9,924	7,907	22,386
Interest, escrow and other receivables	12,009	12,230	11,049	5,894	4,308
Deferred tax asset	—	1,402	1,807	2,050	2,017
Other assets	3,530	4,511	4,992	8,544	10,161
Total assets	$735,584	$584,959	$551,843	$417,490	$325,752
Liabilities:
December 2022 Notes	$—	$75,812	$75,099	$55,305	$—
October 2024 Notes	122,879	73,484	—	—	—
January 2026 Notes	138,425	—	—	—	—
Credit facility	120,000	154,000	141,000	40,000	25,000
Other liabilities	11,655	4,883	6,516	6,142	5,523
Dividends payable	—	—	—	4,525	7,191
Accrued restoration plan liability	2,979	3,082	3,073	2,937	2,170
Income taxes payable	50	513	192	103	473
Deferred income taxes	3,345	963	—	190	323
Total liabilities	399,333	312,737	225,880	109,202	40,680
Net assets	336,251	272,222	325,963	308,288	285,072
Total liabilities and net assets	$735,584	$584,959	$551,843	$417,490	$325,752
Other data:
Number of portfolio companies	55	46	37	30	28
Weighted average yield on debt investments at end of period	10.76%	10.50%	11.58%	11.46%	10.28%
Weighted average yield on total investments at end of period	10.22%	10.63%	10.96%	10.48%	10.49%
Expense ratios (as percentage of average net assets):
Total expenses, excluding interest expense	5.43%	4.94%	4.75%	4.70%	4.59%

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

    We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We primarily target senior debt and equity investments in LMM companies, as well as first and second lien loans in UMM companies.  Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) generally between $3.0 million and $20.0 million, and our LMM investments generally range in size from $5.0 million to $25.0 million. Our UMM investments generally include first and second lien loans in companies with EBITDA generally greater than $20.0 million, and our UMM investments typically range in size from $5.0 million to $15.0 million.

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

    Since the Share Distribution on September 30, 2015 through March 31, 2021, our exited investments resulted in total proceeds received of approximately $383.5 million and a weighted average internal rate of return to the Company of approximately 15.5% (based on original cash invested of approximately $340.2 million). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized.

    Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the years ended March 31, 2021, 2020 and 2019, the ratio of our total operating expenses, excluding interest expense, as a percentage of our annual average total assets was 2.42%, 2.76% and 3.04%, respectively.

Recent COVID-19 Developments

    The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the COVID-19 outbreak has been rapidly evolving and has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. In addition, although the U.S. Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it is unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely and nationwide. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
    We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support, and, as appropriate, accessing their ability to participate in the government Paycheck Protection Program, including the second draw Paycheck Protection Program loans. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including guidance from U.S. and international authorities, including federal, state and local public health authorities. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

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

Valuation of Investments

    The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of March 31, 2021 and 2020, our investment portfolio at fair value represented approximately 93.6% and 94.5% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820.  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

    Our Board of Directors is responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of March 31, 2021 and 2020 reflects fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

    Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis. As of March 31, 2021, we did not have any investments on non-accrual status. As of March 31, 2020, we had four investments on non-accrual status, which represented approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and certain lenders. Many of these agreements include language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies and lenders to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022 and the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company does not believe that it will have a material impact on its consolidated financial statements or its disclosures.

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company applied the Final Rule and concluded it did not have a material impact on its consolidated financial statements.

In November 2020, the SEC issued a final rule that modernized and simplifies Management's Discussion and Analysis and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance will be required for the registrants' fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company is currently evaluating the impact of the Amendments on its consolidated financial statements.

INVESTMENT PORTFOLIO COMPOSITION

    Our LMM investments consist primarily of secured debt, equity warrants and direct equity investments in privately held, LMM companies generally based in the United States. Our LMM portfolio companies typically have annual EBITDA generally between $3.0 million and $20.0 million, and our LMM investments typically range in size from $5.0 million to $25.0 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, generally bear interest at floating rates, and generally have a term of between five and seven years from the original investment date.

    Our UMM investments consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the LMM companies included in our portfolio with EBITDA generally greater than $20.0 million. Our UMM investments typically range in size from $5.0 million to $15.0 million. Our UMM debt investments are generally secured by ether a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

    The total value of our investment portfolio was $688.4 million as of March 31, 2021, as compared to $553.1 million as of March 31, 2020. As of March 31, 2021, we had investments in 55 portfolio companies with an aggregate cost of $703.6 million. As of March 31, 2020, we had investments in 46 portfolio companies with an aggregate cost of $599.2 million.

    As of March 31, 2021 and 2020, approximately $546.6 million, or 95.5%, and $459.0 million, or 96.8%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% and 97.6%, respectively, were subject to contractual minimum interest rates. As of March 31, 2021 and 2020, the weighted average contractual minimum interest rate is 1.30% and 1.38%, respectively. As of March 31, 2021 and 2020, approximately $26.0 million, or 4.5%, and $15.3 million, or 3.2%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

    The following tables provide a summary of our investments in LMM and UMM companies as of March 31, 2021 and 2020 (excluding our investment in I-45 SLF LLC):

	As of March 31, 2021
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	44	10
Fair value	$554,199	$77,075
Cost	$551,144	$79,613
% of portfolio at cost - debt	92.4%	91.8%
% of portfolio at cost - equity	7.6%	8.2%
% of debt investments at cost secured by first lien	85.9%	71.6%
Weighted average annual effective yield (b)(c)	10.8%	10.3%
Weighted average EBITDA (c)	$9,883	$69,988
Weighted average leverage through CSWC security (c)(d)	4.2x	4.0x

(a)At March 31, 2021, we had equity ownership in approximately 59.1% of our LMM investments and 30.0% of our UMM investments.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2021, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of March 31, 2021, there were no investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)Weighted average EBITDA metric is calculated using investment cost basis weighting. For the year ended March 31, 2021, two UMM portfolio companies and four LMM portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(d)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the year ended March 31, 2021, two UMM portfolio companies and four LMM portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2020, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of March 31, 2020, there were four investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)Weighted average EBITDA metric is calculated using investment cost basis weighting. For the quarter ended March 31, 2020, two UMM portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(d)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the quarter ended March 31, 2020, two UMM portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

•Investment Rating 1 represents the least amount of risk in our portfolio. The investment is performing materially above underwriting expectations and the trends and risk factors are generally favorable. The investment generally has a higher probability of being prepaid in part or in full.
•Investment Rating 2 indicates the investment is performing as expected at the time of underwriting and the trends and risk factors are generally favorable to neutral.
•Investment Rating 3 involves an investment performing below underwriting expectations and the trends and risk factors are generally neutral to negative. The investment may be out of compliance with financial covenants and interest payments may be impaired, however principal payments are generally not past due.
•Investment Rating 4 indicates that the investment is performing materially below underwriting expectations, the trends and risk factors are generally negative and the risk of the investment has increased substantially.  Interest and principal payments on our investment are likely to be impaired.

    As the COVID-19 pandemic continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

    The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of March 31, 2021 and 2020:

	As of March 31, 2021
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$58,466	10.2%
2	461,239	80.6
3	52,909	9.2
4	—	—
Total	$572,614	100.0%

	As of March 31, 2020
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$53,488	11.3%
2	347,056	73.2
3	59,266	12.5
4	14,523	3.0
Total	$474,333	100.0%

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

    As of March 31, 2021, we did not have any investments on non-accrual status. As of March 31, 2020, we had four debt investments on non-accrual status, which represents approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost.

Investment Activity

    During the year ended March 31, 2021,  we made new debt investments in sixteen portfolio companies totaling $164.0 million, follow-on debt investments in fourteen portfolio companies totaling $26.3 million, and equity investments in four existing and seven new portfolio companies totaling $8.8 million. We received contractual principal repayments totaling approximately $24.7 million and full prepayments of approximately $63.1 million. We funded $7.5 million on revolving loans and received $11.0 million in repayments on revolving loans. In addition, we received proceeds from sales of equity investments totaling $9.8 million.

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

    Total portfolio investment activity for the years ended March 31, 2021 and 2020 was as follows (in thousands):

Year ended March 31, 2021	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity & Warrants	Financial Instruments	I-45 SLF LLC	Total
Fair value, beginning of period	$427,447	$37,139	$9,747	$38,979	$—	$39,760	$553,072
New investments	197,237	—	516	8,796	—	12,800	219,349
Proceeds from sales of investments	—	—	—	(9,841)	—	—	(9,841)
Principal repayments received	(98,567)	(250)	—	—	—	(8,000)	(106,817)
Conversion of security from debt to equity	(9,692)	778	—	8,914	—	—	—
PIK interest capitalized	5,919	899	1,062	—	—	—	7,880
Accretion of loan discounts	2,125	192	30	—	—	—	2,347
Realized (loss) gain	(13,581)	—	—	6,549	(1,517)	—	(8,549)
Unrealized gain (loss)	13,273	(1,839)	179	5,263	1,517	12,598	30,991
Fair value, end of period	$524,161	$36,919	$11,534	$58,660	$—	$57,158	$688,432
Weighted average yield on debt investments at end of period							10.76%
Weighted average yield on total investments at end of period							10.22%

Year ended March 31, 2020	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity & Warrants	Financial Instruments	I-45 SLF LLC	Total
Fair value, beginning of period	$317,544	$35,896	$14,287	$90,601	$—	$65,743	$524,071
New investments	187,563	1,960	—	5,566	1,517	—	196,606
Proceeds from sales of investments	(12,630)	—	—	(57,014)	—	—	(69,644)
Principal repayments received	(51,133)	(250)	(4,569)	—	—	—	(55,952)
Conversion of security from debt to equity	—	—	—	—	—	—	—
PIK interest capitalized	1,360	651	12	55	—	—	2,078
Accretion of loan discounts	1,730	161	47	—	—	—	1,938
Realized gain	756	—	32	45,316	—	—	46,104
Unrealized gain (loss)	(17,743)	(1,279)	(62)	(45,545)	(1,517)	(25,983)	(92,129)
Fair value, end of period	$427,447	$37,139	$9,747	$38,979	$—	$39,760	$553,072
Weighted average yield on debt investments at end of period							10.50%
Weighted average yield on total investments at end of period							10.63%

RESULTS OF OPERATIONS

    The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase (decrease) in net assets from operations” and consists of four elements.  The first is “Net investment income (loss),” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain (loss) on investments before income tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost.  The third element is the “Net change in unrealized appreciation on investments, net of tax” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain (loss) on investments before income tax” and “Net change in unrealized appreciation on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized losses on extinguishment of debt,” which is the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs at the time of the debt extinguishment.

    Set forth below is a comparison of the results of operations for the years ended March 31, 2021 and 2020. For the comparison of the results of operations for the years ended March 31, 2020 and 2019, see the Company's Annual Report on Form 10-K for the year ended March 31, 2020, which was filed with the SEC on June 2, 2020, located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Comparison of years ended March 31, 2021 and March 31, 2020

	Year ended March 31,		Net Change
	2021	2020	Amount	%
	(in thousands)
Total investment income	$68,062	$62,039	$6,023	9.7%
Interest expense	(17,941)	(15,836)	(2,105)	13.3%
Other operating expenses	(16,008)	(15,909)	(99)	0.6%
Income before taxes	34,113	30,294	3,819	12.6%
Income tax expense	2,442	2,062	380	18.4%
Net investment income	31,671	28,232	3,439	12.2%
Net realized (loss) gain on investments before income tax	(8,536)	42,231	(50,767)	(120.2)%
Net unrealized appreciation (depreciation) on investments, net of tax	28,755	(92,814)	121,569	131.0%
Realized losses on extinguishment of debt	(1,007)	—	(1,007)	100.0%
Net increase (decrease) in net assets from operations	$50,883	$(22,351)	$73,234	327.7%

Investment Income

    Total investment income consisted of interest income, dividend income and other income for each applicable period. For the year ended March 31, 2021, total investment income was $68.1 million, a $6.0 million, or 9.7%, increase as compared to total investment income of $62.0 million for the year ended March 31, 2020.  The increase was primarily due to a $9.4 million, or 20.0%, increase in interest income generated from our debt investments due to a 17.5% increase in the cost basis of debt investments held from $495.5 million to $582.2 million year-over-year, partially offset by a $4.0 million decrease in dividend income as a result of the sale of Media Recovery, Inc. and a decrease in dividend income received from I-45 SLF.

    We received fees and other income of $3.4 million and $2.6 million for the years ended March 31, 2021 and 2020, respectively. The increase year-over-year primarily related to prepayment fees and administrative fees received from portfolio companies.

Operating Expenses

    Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation), and general and administrative expenses.

Interest and Fees on our Borrowings

    For the year ended March 31, 2021, total interest expense was $17.9 million, an increase of $2.1 million, as compared to the total interest expense of $15.8 million for the year ended March 31, 2020. The increase was primarily attributable to the issuance of an additional $50 million in aggregate principal amount of the October 2024 Notes and the issuance of $140 million in aggregate principal amount of the January 2026 Notes, offset by a decrease due to the redemption of the December 2022 Notes and a decrease in the weighted average interest rate on our Credit Facility from 4.82% to 3.05% during the twelve months ended March 31, 2021.

Salaries, General and Administrative Expenses

    For the year ended March 31, 2021, total employee compensation expense (including both cash and share-based compensation) was $10.7 million, a $0.5 million, or 5.3%, increase over total employee compensation expense of $10.2 million for the year ended March 31, 2020. The increase was primarily due to an increase in accrued bonus compensation for the current year due to the Company's performance. For the year ended March 31, 2021, our total general and administrative expense was $5.3 million, a decrease of $0.4 million as compared to the total general and administrative expense of $5.7 million for the year ended March 31, 2020. The decrease was primarily due to the write off of deferred offering costs of approximately $0.5 million during the year ended March 31, 2020.

Net Investment Income

    For the year ended March 31, 2021, net investment income increased from the prior year by $3.4 million, or 12.2%, to $31.7 million as a result of a $6.0 million increase in total investment income, offset by a $2.1 million increase in interest expense and $0.4 million increase in income tax expense.

Increase in Net Assets from Operations

    During the fiscal year ended March 31, 2021, we recognized net realized losses totaling $8.5 million, which consisted of losses of $12.7 million on the restructuring of three non-control/non-affiliate investment, $1.9 million on the repayment of one non-control/non-affiliate investment, $1.6 million on the sale of one affiliate equity investment and $1.5 million on the write-off of a financial instrument, partially offset by a gain of $8.2 million on the sale of one non-control/non-affiliate equity investment and gains on partial and full repayments of debt investments.

    In addition, for the fiscal year ended March 31, 2021, we recorded net unrealized appreciation on investments, net of tax, totaling $28.8 million, consisting of net unrealized appreciation on our current portfolio of $15.2 million, which included unrealized gains of $12.6 million on I-45 SLF LLC and $6.8 million on equity investments, partially offset by unrealized losses on LMM debt investments of $3.2 million and UMM debt investments of $1.0 million. These unrealized gains and losses were due to changes in fair value as of March 31, 2021 based on the overall EBITDA performance and cash flows of each investment as determined by our Board of Directors. We also recorded the reversal of $15.8 million of net unrealized depreciation recognized in prior periods due to the realized losses noted above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $2.2 million.

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

Realized Losses on Extinguishment of Debt

During the fiscal year ended March 31, 2021, we recognized losses on extinguishment of debt of $1.0 million due to the redemption of the December 2022 Notes.

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

Cash Flows

    At March 31, 2021, the Company had cash and cash equivalents of approximately $31.6 million. For the year ended March 31, 2021, we experienced a net increase in cash and cash equivalents in the amount of $17.9 million. During that period, our operating activities used $68.3 million in cash, consisting primarily of new portfolio investments of $219.3 million, partially offset by $97.6 million of repayments received from debt investments in portfolio companies and $17.8 million of proceeds from sales of equity investments. In addition, our financing activities increased cash by $86.1 million, consisting primarily of net repayments under the Credit Facility of $34.0 million, proceeds from the issuance of additional October 2024 Notes of $49.0 million, proceeds from the issuance of the January 2026 Notes of $138.6 million and proceeds from the offering of our common stock of $50.4 million, partially offset by the redemption of the December 2022 Notes of $77.1 million and cash dividends paid in the amount of $39.9 million.

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

Financing Transactions

    In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of March 31, 2021, the Company’s asset coverage was 187%.

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

On May 23, 2019, CSWC entered into an Incremental Assumption Agreement which increased the total commitments under the Credit Facility by $25 million. The increase was executed under the accordion feature of the Credit Facility and increased total commitments from $270 million to $295 million.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of March 31, 2021, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

At March 31, 2021, CSWC had $120.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $6.8 million and $8.3 million, respectively, for the years ended March 31, 2021 and 2020. The weighted average interest rate on the Credit Facility was 3.05% and 4.82%, respectively, for the years ended March 31, 2021 and 2020. Average borrowings for the years ended March 31, 2021 and 2020 were $166.0 million and $134.7 million, respectively. As of March 31, 2021 and 2020, CSWC was in compliance with all financial covenants under the Credit Facility.

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

    On June 11, 2018, the Company entered into an ATM debt distribution agreement, pursuant to which it may offer for sale, from time to time, up to $50 million in aggregate principal amount of December 2022 Notes through B. Riley FBR, Inc., acting as its sales agent. Sales of the December 2022 Notes may be made in negotiated transactions or transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market, or similar securities exchanges or sales made through a market maker other than on an exchange at prices related to prevailing market prices or at negotiated prices.

On September 29, 2020, the Company redeemed $20,000,000 in aggregate principal of the $77,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. On December 10, 2020, the Company redeemed $20,000,000 in aggregate principal of the $57,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. On January 21, 2021, the Company redeemed the remaining $37,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. The December 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding each of the redemption dates. Accordingly, the Company recognized realized losses on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $1.0 million during the year ended March 31, 2021.

The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs, of $3.5 million and $5.3 million for the years ended March 31, 2021 and 2020, respectively. Average borrowings for the years ended March 31, 2021 and 2020 were $53.8 million and $77.1 million, respectively. The December 2022 Notes had a weighted average effective yield of 5.93%.

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

    As of March 31, 2021, the carrying amount of the October 2024 Notes was $122.9 million on an aggregate principal amount of $125.0 million at a weighted average effective yield of 5.375%. As of March 31, 2021, the fair value of the October 2024 Notes was $122.9 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $6.3 million and $2.2 million, respectively, for the years ended March 31, 2021 and 2020. For the year ended March 31, 2021, average borrowings were $106.1 million. Since the issuance of the October 2024 Notes through March 31, 2020, average borrowings were $74.4 million.

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

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "Existing January 2026 Notes"). In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes (the "Additional January 2026 Notes" together with the Existing January 2026 Notes, the "January 2026 Notes"). The Additional January 2026 Notes were issued at a price of 102.11% of the aggregate principal amount of the Additional January 2026 Notes, resulting in a yield-to-maturity of approximately 4.0% at issuance. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year, beginning on July 31, 2021. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of March 31, 2021, the carrying amount of the January 2026 Notes was $138.4 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of March 31, 2021, the fair value of the January 2026 Notes was $138.8 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.2 million for the year ended March 31, 2021. Since the issuance of the January 2026 Notes on December 29, 2020 through March 31, 2021, average borrowings were $99.5 million.

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

SBA Debentures

On April 20, 2021, SBIC I received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The license will allow SBIC I to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA. SBA debentures are loans issued to an SBIC which have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Current statutes and regulations permit SBIC I to borrow up to $175 million in SBA debentures.

Equity Capital Activities

    In January 2016, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10 million of its outstanding common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and terminated on March 26, 2020 upon the Company's purchase of the aggregate gross dollar amount (inclusive of commission fees) of its common stock under the share repurchase program meeting the threshold set forth in the share repurchase agreement. Accordingly, during the year ended March 31, 2021, the Company did not repurchase any shares of the Company's common stock under the share repurchase program.

During the year ended March 31, 2020, the Company repurchased a total of 794,180 shares at an average price of $11.57 per share, including commissions paid. Cumulative to date, we have repurchased a total of 804,632 shares of our common stock in the open market under the stock repurchase program, at an average price of $11.85, including commissions paid.

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

During the year ended March 31, 2021, the Company sold 2,810,541 shares of its common stock under the Equity ATM Program at a weighted-average price of $18.30 per share, raising $51.4 million of gross proceeds. Net proceeds were $50.4 million, after deducting commissions to the sales agents on shares sold. Cumulative to date, the Company has sold 4,305,629 shares of its common stock under the Equity ATM Program at a weighted-average price of $19.47, raising $83.8 million of gross proceeds. Net proceeds were $82.2 million after commissions to the sales agents on shares sold. As of March 31, 2021, the Company has $16.2 million available under the Equity ATM Program.

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

    At March 31, 2021 and 2020, we had a total of approximately $37.4 million and $15.2 million, respectively, in currently unfunded commitments (as discussed in Note 11 to the Consolidated Financial Statements). As of March 31, 2021, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2021 and 2020, we had $3.5 million and $3.4 million, respectively, in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.1 million expire in May 2022 and $0.4 million expire in July 2021. As of March 31, 2021 and March 31, 2020, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

    The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of March 31, 2021, the Company had cash and cash equivalents of $31.6 million and $216.9 million in available borrowings under the Credit Facility.

Contractual Obligations

    As shown below, we had the following contractual obligations as of March 31, 2021.  For information on our unfunded investment commitments, see Note 11 of the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(In thousands)
		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$248	$248	$—	$—	$—
Credit Facility (1)	130,106	3,711	126,395	—	—
October 2024 Notes (2)	151,875	6,719	13,437	131,719	—
January 2026 Notes (2)	172,043	6,843	12,600	152,600	—
Total	$454,272	$17,521	$152,432	$284,319	$—

(1)Amounts include interest payments calculated at an average rate of 3.05% of outstanding Credit Facility borrowings, which were $120.0 million as of March 31, 2021.
(2)Includes interest payments.

RECENT DEVELOPMENTS

    On April 21, 2021, the Board of Directors declared a total dividend of $0.53 per share, comprised of a regular dividend of $0.43 and a supplemental dividend of $0.10, for the quarter ended June 30, 2021. The record date for the dividend is June 15, 2021. The payment date for the dividend is June 30, 2021.

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

Interest Rate Risk

    We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. A large portion of our portfolio is comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expenses will also be affected by changes in the published LIBOR rate in connection with our Credit Facility. The interest rates on the October 2024 Notes and the January 2026 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2021, we were not a party to any hedging arrangements.

    As of March 31, 2021, approximately 95.5% of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% were subject to contractual minimum interest rates. Based on interest rates at March 31, 2021, a hypothetical 100 basis point increase in interest rates could decrease our net investment income by a maximum of $0.8 million, or $0.04 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could increase our net investment income by a maximum of $0.3 million, or $0.02 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.50%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capital Southwest Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Capital Southwest Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of March 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2021, the related notes to the consolidated financial statements, and the Schedule of Investments in and Advances to Affiliates of the Company listed in Schedule 12-14 for the year ended March 31, 2021 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related Schedule of Investments in and Advances to Affiliates, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of March 31, 2021 and 2020, by correspondence with the custodians and/or brokers or the underlying investee. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the fair value of investments using significant unobservable inputs and assumptions

At March 31, 2021, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $688,432 thousand. Management determines, and the Board of Directors approves, the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 4 to the consolidated financial statements. We identified the evaluation of the fair value of investments using significant unobservable inputs and assumptions as a critical audit matter. Auditing the fair value of the Company’s Level 3 investments is complex, as the unobservable inputs and assumptions used by the Company are highly judgmental and could have a significant effect on the fair value measurements of such investments. Changes in these techniques, inputs and assumptions could have a significant impact on the fair value of investments.

The primary procedures we performed to address this critical audit matter included the following, among others:

•We obtained an understanding of the relevant controls related to the Company’s process to determine fair value of its Level 3 investments, including controls over the Company’s methods and selection of significant unobservable inputs.
•We evaluated the appropriateness of the Company’s valuation methodologies used for Level 3 investments, such as the discounted cash flow or enterprise value, and management’s asset coverage analysis. We also tested whether assumptions used by management, including revenue or EBITDA multiples and discounts rates, were reasonable by comparing these inputs to market information obtained from external sources.
•Valuation specialists, with specialized skill and knowledge, were involved in our testing.
•We evaluated the reasonableness of any significant changes in valuation methodologies from the prior year-end.
•We evaluated the Company’s historical ability to estimate fair value by comparing the transaction price of available transactions occurring subsequent to the prior period valuation date against the fair value estimate determined by the Company in the prior period.
•We evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Company’s year-end valuations.
•We tested broker quotes using third party quotes, if available.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Chicago, Illinois
May 26, 2021

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except share and per share data)

	March 31,	March 31,
	2021	2020
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $540,556 and $436,463, respectively)	$546,028	$421,280
Affiliate investments (Cost: $90,201 and $94,724, respectively)	85,246	92,032
Control investments (Cost: $72,800 and $68,000, respectively)	57,158	39,760
Total investments (Cost: $703,557 and $599,187, respectively)	688,432	553,072
Cash and cash equivalents	31,613	13,744
Receivables:
Dividends and interest	10,533	10,389
Escrow	1,150	1,643
Other	171	51
Income tax receivable	155	147
Deferred tax asset	—	1,402
Debt issuance costs (net of accumulated amortization of $3,582 and $2,720, respectively)	2,246	2,980
Other assets	1,284	1,531
Total assets	$735,584	$584,959
Liabilities
December 2022 Notes (Par value: $0 and $77,136, respectively)	$—	$75,812
October 2024 Notes (Par value: $125,000 and $75,000, respectively)	122,879	73,484
January 2026 Notes (Par value: $140,000 and $0, respectively)	138,425	—
Credit facility	120,000	154,000
Other liabilities	11,655	4,883
Accrued restoration plan liability	2,979	3,082
Income tax payable	50	513
Deferred income taxes	3,345	963
Total liabilities	$399,333	$312,737

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 23,344,836 shares at March 31, 2021 and 20,337,610 shares at March 31, 2020	$5,836	$5,085
Additional paid-in capital	356,447	310,846
Total distributable earnings	(2,095)	(19,772)
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	336,251	272,222
Total liabilities and net assets	$735,584	$584,959
Net asset value per share (21,005,324 shares outstanding at March 31, 2021 and 17,998,098 shares outstanding at March 31, 2020)	$16.01	$15.13

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	Years Ended March 31,
	2021	2020	2019
Investment income:
Interest income:
Non-control/Non-affiliate investments	$47,148	$38,094	$28,716
Affiliate investments	9,144	8,559	7,143
Control investments	—	265	1,406
Dividend income:
Non-control/Non-affiliate investments	1,752	166	197
Affiliate investments	33	141	82
Control investments	6,609	12,136	12,648
Interest income from cash and cash equivalents	9	73	36
Fees and other income	3,367	2,605	1,653
Total investment income	68,062	62,039	51,881
Operating expenses:
Compensation	7,756	7,310	7,715
Share-based compensation	2,944	2,853	2,271
Interest	17,941	15,836	12,178
Professional fees	2,193	2,029	1,737
Net pension expense	131	143	159
General and administrative	2,984	3,574	3,063
Total operating expenses	33,949	31,745	27,123
Income before taxes	34,113	30,294	24,758
Income tax expense	2,442	2,062	1,048
Net investment income	$31,671	$28,232	$23,710
Realized (loss) gain
Non-control/Non-affiliate investments	$(6,908)	$1,335	$2,124
Affiliate investments	(1,628)	57	77
Control investments	—	44,300	18,653
Taxes on deemed distribution of long-term capital gains	—	(3,461)	—
Total net realized (loss) gain on investments, net of tax	(8,536)	42,231	20,854
Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	21,218	(14,250)	(934)
Affiliate investments	(2,825)	(4,320)	1,109
Control investments	12,598	(73,561)	(11,859)
Income tax (provision) benefit	(2,236)	(683)	178
Total net unrealized appreciation (depreciation) on investments, net of tax	28,755	(92,814)	(11,506)
Net realized and unrealized gains (losses) on investments	20,219	(50,583)	9,348
Realized losses on extinguishment of debt	(1,007)	—	—
Net increase (decrease) in net assets from operations	$50,883	$(22,351)	$33,058

Pre-tax net investment income per share - basic and diluted	$1.79	$1.68	$1.48
Net investment income per share - basic and diluted	$1.66	$1.57	$1.42
Net increase (decrease) in net assets from operations - basic and diluted	$2.67	$(1.24)	$2.45
Weighted average shares outstanding – basic	19,060,131	17,999,836	16,727,254
Weighted average shares outstanding – diluted	19,060,131	17,999,836	16,734,369

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)

	Years Ended March 31,
	2021	2020	2019
Operations:
Net investment income	$31,671	$28,232	$23,710
Net realized (loss) gain on investments	(8,536)	45,692	20,854
Taxes on deemed distribution of long-term capital gains	—	(3,461)	—
Net unrealized appreciation (depreciation) on investments, net of tax	28,755	(92,814)	(11,506)
Realized losses on extinguishment of debt	(1,007)	—	—
Net increase (decrease) in net assets from operations	50,883	(22,351)	33,058
Dividends to shareholders	(39,945)	(50,343)	(38,010)
Capital share transactions:
Change in restoration plan liability	(7)	(91)	(185)
Issuance of common stock	50,393	25,819	18,744
Exercise of employee stock options	—	—	2,169
Share-based compensation expense	2,944	2,853	2,271
Common stock withheld for payroll taxes upon vesting of restricted stock	(239)	(419)	(187)
Repurchase of common stock	—	(9,209)	(185)
Increase (decrease) in net assets	64,029	(53,741)	17,675
Net assets, beginning of year	272,222	325,963	308,288
Net assets, end of year	$336,251	$272,222	$325,963

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2021	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$50,883	$(22,351)	$33,058
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(219,349)	(196,606)	(229,598)
Proceeds from sales and repayments of debt investments in portfolio companies	97,589	67,794	74,669
Proceeds from sales and return of capital of equity investments in portfolio companies	17,841	55,960	33,928
Payment of accreted original issue discounts	1,228	788	524
Depreciation and amortization	1,967	2,405	1,393
Net pension benefit	(110)	(82)	(51)
Realized loss (gain) on investments before income tax	8,549	(46,084)	(20,854)
Realized losses on extinguishment of debt	1,007	—	—
Taxes payable on deemed distribution of long-term capital gains	—	3,461	—
Net unrealized (appreciation) depreciation on investments	(30,991)	92,131	11,684
Accretion of discounts on investments	(2,347)	(1,938)	(1,390)
Payment-in-kind interest and dividends	(7,880)	(2,079)	(681)
Stock option and restricted awards expense	2,944	2,853	2,271
Deferred income taxes	3,784	1,368	53
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(144)	(1,137)	(3,850)
Decrease in escrow receivables	493	111	310
(Increase) decrease in tax receivable	(8)	36	(74)
(Increase) decrease in other receivables	(119)	910	(797)
Decrease (increase) in other assets	95	(644)	4,236
Increase (decrease) in other liabilities	6,779	(543)	(695)
Increase (decrease) in payable for unsettled transaction	—	(1,158)	1,158
Decrease in taxes payable	(463)	(3,142)	—
Net cash used in operating activities	(68,252)	(47,947)	(94,706)
Cash flows from financing activities
Proceeds from common stock offering	50,410	26,084	18,891
Equity offering costs paid	—	(105)	(127)
Borrowings under credit facility	182,000	132,000	146,000
Repayments of credit facility	(216,000)	(119,000)	(45,000)
Debt issuance costs paid	(540)	(742)	(1,827)
Proceeds from issuance of December 2022 Notes	—	—	19,524
Proceeds from issuance of October 2024 Notes	49,000	73,500	—
Proceeds from issuance of January 2026 Notes	138,571	—	—
Redemption of December 2022 Notes	(77,136)	—	—
Dividends to shareholders	(39,945)	(50,343)	(42,535)
Proceeds from exercise of employee stock options	—	—	2,169
Common stock withheld for payroll taxes upon vesting of restricted stock	(239)	(418)	(187)
Repurchase of common stock	—	(9,209)	(185)
Net cash provided by financing activities	86,121	51,767	96,723
Net increase in cash and cash equivalents	17,869	3,820	2,017
Cash and cash equivalents at beginning of year	13,744	9,924	7,907
Cash and cash equivalents at end of year	$31,613	$13,744	$9,924
Supplemental cash flow disclosures:
Cash paid for income taxes	$1,464	$4,524	$802
Cash paid for interest	11,738	13,944	10,912

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[16]	Value[4]
Non-control/Non-affiliate Investments[5]
AAC NEW HOLDCO INC.	First Lien	Healthcare services	10.00%, 8.00% PIK	12/11/2020	6/25/2025	$7,981	$7,981	$7,941
	374,543 shares common stock		—	12/11/2020	—	—	1,785	1,785
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	2,198
							11,964	11,924
ACCELERATION PARTNERS, LLC[8,13]	First Lien	Media, marketing & entertainment	L+8.21% (Floor 1.00%)/Q, Current Coupon 9.21%	12/1/2020	12/1/2025	8,750	8,500	8,750
	Delayed Draw Term Loan[10]		L+8.21% (Floor 1.00%)/Q, Current Coupon 9.21%	12/1/2020	12/1/2025	2,965	2,889	2,965
	1,000 Preferred Units[9]		—	12/1/2020	—	—	1,000	1,000
	1,000 Class A Common Units[9]		—	12/1/2020	—	—	—	—
							12,389	12,715
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+10.50% (Floor 2.00%)/Q, Current Coupon 12.50%	12/13/2018	12/13/2023	9,438	9,319	8,975
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.00% (Floor 1.75%)/Q, Current Coupon 8.75%	7/2/2018	7/2/2023	9,920	9,795	9,920
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	14.00% PIK	8/1/2017	2/1/2023	11,134	11,043	10,989
	Unsecured convertible note		6.00% PIK	7/15/2020	9/30/2024	173	173	173
	3.88% preferred membership interest		—	8/1/2017	—	—	2,500	2,500
							13,716	13,662
ALLOVER MEDIA, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	3/10/2021	3/10/2026	—	(39)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	3/10/2021	3/10/2026	13,000	12,742	12,742
							12,703	12,742

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[16]	Value[4]
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	4/10/2018	4/10/2023	17,019	16,856	17,019
	First Lien - Term Loan C10		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	12/21/2018	4/10/2023	1,804	1,785	1,804
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	2,752
							21,641	21,575
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	9/21/2016	6/8/2023	5,915	5,865	3,141
	Second Lien		0.5%, L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 10.50%	11/3/2016	6/6/2024	2,341	2,317	55
							8,182	3,196
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.00% (Floor 1.00%)/M, Current Coupon 10.00%	7/29/2016	12/31/2021	17,407	17,315	17,407
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/31/2018	8/31/2023	1,500	1,485	1,410
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/31/2018	8/31/2023	8,854	8,756	8,322
	Second Lien		13.25% PIK	8/31/2018	12/1/2023	4,237	4,191	3,822
	2,042 Common Units[9]		—	8/31/2018	—	—	750	356
							15,182	13,910
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	3/9/2017	3/9/2022	10,942	10,890	10,942
	900,000 shares of common stock		—	3/9/2017	—	—	900	924
							11,790	11,866

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[16]	Value[4]
BLASCHAK COAL CORP.	Second Lien Term Loan[15]	Commodities & mining	L+13.00%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.00%	7/30/2018	7/30/2023	8,712	8,617	8,233
	Second Lien- Term Loan B15		L+13.00%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.00%	3/30/2020	7/30/2023	2,016	1,986	1,905
							10,603	10,138
BROAD SKY NETWORKS LLC[13]	Revolving Loan[10]	Telecommunications	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/11/2020	12/11/2025	500	453	496
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/11/2020	12/11/2025	15,000	14,715	14,880
	1,000,000 Series A Preferred units[9]		—	12/11/2020	—	—	1,000	1,000
							16,168	16,376
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+10.00% (Floor 1.50%)/Q, Current Coupon 11.50%	11/23/2020	11/23/2024	669	652	668
	First Lien Rolled Up		1.00%, L+11.00% PIK (Floor 1.50%)/Q, Current Coupon 13.50%	11/23/2020	11/23/2024	741	739	737
	Second Lien		1.00%, L+12.50% PIK (Floor 1.50%)/Q, Current Coupon 15.00%	11/23/2020	5/23/2025	814	814	796
	48,423 shares of common stock		—	11/23/2020	—	—	1,317	1,317
							3,522	3,518
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	12/21/2017	7/8/2023	8,854	8,840	8,854
CHEMISTRY RX HOLDINGS, LLC	First Lien	Specialty chemicals	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	3/15/2021	3/13/2026	8,000	7,841	7,841

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[16]	Value[4]
CITYVET, INC.[13]	Delayed Draw Term Loan[10]	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	3/5/2021	3/5/2026	3,250	3,053	3,053
	271,739 Class A units[9]		—	3/5/2021	—	—	500	500
							3,553	3,553
CLICKBOOTH.COM, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	12/5/2017	1/31/2025	—	(5)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	12/5/2017	1/31/2025	18,525	18,308	18,525
							18,303	18,525
DANFORTH ADVISORS, LLC[13]	875 Class A equity units[9]	Business services	—	9/28/2018	—	—	875	2,855
DRIVEN, INC.	First Lien	Business services	L+8.00% (Floor 2.00%)/Q, Current Coupon 10.00%	6/28/2019	6/28/2024	5,820	5,737	5,878
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 9.75%	9/28/2016	8/26/2023	3,000	2,974	3,000
ELECTRONIC TRANSACTION CONSULTANTS LLC[13]	Revolving Loan[10]	Software & IT services	L+7.50% (Floor 1.00%)	7/24/2020	7/24/2025	—	(56)	—
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	7/24/2020	7/24/2025	10,000	9,845	9,840
	1,000 Class A units[9]		—	7/24/2020	—	—	1,000	1,000
							10,789	10,840
ESCP DTFS, INC.	First Lien - Term Loan A	Industrial services	L+6.50% (Floor 1.75%)/Q, Current Coupon 8.25%	1/31/2020	1/31/2025	5,350	5,269	4,986
	First Lien - Term Loan B		L+8.50% (Floor 1.75%)/Q, Current Coupon 10.25%	1/31/2020	1/31/2025	5,350	5,270	4,986
	Delayed Draw Term Loan B1		L+6.50% (Floor 1.75%)/Q, Current Coupon 8.25%	1/31/2020	1/31/2025	500	491	466
	Delayed Draw Term Loan B2		L+8.50% (Floor 1.75%)/Q, Current Coupon 10.25%	1/31/2020	1/31/2025	500	491	466
							11,521	10,904

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[16]	Value[4]
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	5/23/2023	—	(32)	—
	First Lien		L+9.00% (Floor 1.00%)/Q,Current Coupon 10.00%	5/24/2018	5/23/2023	3,359	3,332	3,023
							3,300	3,023
FLIP ELECTRONICS, LLC[8,13]	First Lien	Technology products & components	L+8.05% (Floor 1.00%)/M, Current Coupon 9.05%	1/4/2021	1/2/2026	15,500	15,177	15,252
	2,000,000 Common Units[9]		—	1/4/2021	—	—	2,000	2,285
							17,177	17,537
GS OPERATING, LLC	First Lien	Distribution	L+6.50%(Floor 1.50%)/M, Current Coupon 8.00%	3/6/2020	2/24/2025	7,920	7,791	7,920
IAN, EVAN, & ALEXANDER CORPORATION (DBA EVERWATCH)	Revolving Loan[10]	Aerospace & defense	L+8.50% (Floor 1.00%)	7/31/2020	7/31/2025	—	(34)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	7/31/2020	7/31/2025	9,668	9,493	9,668
							9,459	9,668
ICS DISTRIBUTION, LLC[8]	First Lien	Industrial services	L+8.48% (Floor 2.00%)/Q, Current Coupon 10.48%	10/31/2019	10/31/2024	20,500	20,121	20,275
JVMC HOLDINGS CORP.	First Lien	Financial services	L+7.75% (Floor 1.00%)/M, Current Coupon 8.75%	2/28/2019	2/28/2024	7,047	7,000	6,850
KLEIN HERSH, LLC	Revolving Loan[10]	Business services	L+8.00% (Floor 0.75%)	11/13/2020	11/13/2025	—	(17)	—
	First Lien		L+8.00% (Floor 0.75%)/S, Current Coupon 8.75%	11/13/2020	11/13/2025	14,813	14,534	14,813
							14,517	14,813
KMS, LLC[17]	First Lien[15]	Distribution	L+6.00% (Floor 1.00%)/Q, Current Coupon 7.00%	1/5/2021	11/23/2025	16,000	15,923	15,968
LANDPOINT HOLDCO, INC.	First Lien	Business services	L+11.00%(Floor 1.00%)/Q, Current Coupon 12.00%	12/30/2019	12/30/2024	18,840	18,540	17,239

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[16]	Value[4]
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	11/15/2017	11/15/2023	11,424	11,315	11,424
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%)/Q, Current Coupon 11.00%	7/24/2020	11/15/2023	2,488	2,448	2,487
	142,278.89 units of Class A common stock[9]		—	11/15/2017	—	—	1,600	2,309
							15,363	16,220
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien	Environmental services	7.50%, L+1.50% PIK (Floor 2.00%)/Q, Current Coupon 11.00%	6/30/2017	6/30/2022	14,027	13,984	12,021
	25,603 shares of Series C preferred stock			8/13/2018	—	—	25	—
	396,825 shares of Series B preferred stock		—	6/30/2017	—	—	500	—
							14,509	12,021
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor (0.75%)/Q, Current Coupon 8.00%	03/15/2021	03/13/2026	660	623	647
	First Lien		L+7.25% (Floor (0.75%)/Q, Current Coupon 8.00%	03/15/2021	03/13/2026	8,113	7,952	7,952
							8,575	8,599
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial services	L+6.75% (Floor 1.50%)	12/18/2019	12/18/2024	—	(6)	—
	First Lien		L+6.75% (Floor 1.50%)/Q, Current Coupon 8.25%	12/18/2019	12/18/2024	19,250	18,784	19,250
	Delayed Draw Term Loan[10]		L+6.75% (Floor 1.50%)/Q	12/31/2020	12/18/2024	—	(36)	—
	2,000,000 Preferred Units[9]		—	12/18/2019	—	—	2,000	6,223
							20,742	25,473
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	12/8/2017	12/20/2025	10,500	9,980	10,132
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	500	482	500

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[16]	Value[4]
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	14,270	14,108	14,270
	13,811 Class A Units		—	11/9/2018	—	—	1,381	1,720
							15,971	16,490
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	329	317	329
	First Lien		L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	7,135	7,054	7,135
							7,371	7,464
SCRIP, INC.[8]	First Lien	Healthcare products	L+9.68% (Floor 2.00%)/M, Current Coupon 11.68%	3/21/2019	3/21/2024	16,750	16,422	16,750
	100 shares of common stock		—	3/21/2019	—	—	1,000	967
							17,422	17,717
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	6/23/2017	—	—	541	1,539
TRAFERA, LLC (FKA TRINITY 3, LLC)[13]	First Lien[15]	Technology products & components	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	9/30/2020	9/30/2025	9,975	9,838	9,975
	896.43 Class A units[9]		—	11/15/2019	—	—	1,205	3,204
							11,043	13,179
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	10/22/2024	7,900	7,782	7,892
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+7.50%, 2.50% PIK (Floor 2.00%)/M, Current Coupon 12.00%	2/17/2017	4/3/2023	11,481	10,920	11,481
	171,617 shares of Series A preferred stock		—	4/3/2019	—	—	1,874	3,904
	Warrants (Expiration - April 3, 2029)		—	4/3/2019	—	—	620	1,853
							13,414	17,238
VTX HOLDINGS, INC.[8]	First Lien	Software & IT services	L+9.00% (Floor 2.00%)/Q, Current Coupon 11.00%	7/23/2019	7/23/2024	21,575	21,181	21,575
	1,397,707 Series A Preferred units		—	7/23/2019	—	—	1,398	1,654

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[16]	Value[4]
							22,579	23,229
ZENFOLIO INC.	Revolving Loan	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	2,000	1,992	1,820
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	14,888	14,722	13,548
							16,714	15,368

Total Non-control/Non-affiliate Investments							$540,556	$546,028

Affiliate Investments[6]
CENTRAL MEDICAL SUPPLY LLC[13]	Revolving Loan[10]	Healthcare services	L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	$300	$275	$276
	First Lien		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	7,500	7,371	6,908
	Delayed Draw Capex Term Loan[10]		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	100	75	92
	875,000 Preferred Units[9]		—	5/22/2020	—	—	875	641
							8,596	7,917
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	1,500	1,343
DELPHI BEHAVIORAL HEALTH GROUP, LLC	First Lien	Healthcare services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	4/8/2020	4/7/2023	1,414	1,414	1,398
	First Lien		L+7.50% (Floor 1.00%)/M, Current Coupon 8.50%	4/8/2020	4/7/2023	1,580	1,580	1,500
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	3,615
							6,609	6,513

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[16]	Value[4]
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+3.75%, 7.75% PIK (Floor 1.00%)	7/17/2018	7/17/2023	—	(2)	—
	First Lien		L+3.75%, 7.75% PIK (Floor 1.00%)/Q, Current Coupon 12.50%	7/17/2018	7/17/2023	11,061	10,950	9,966
	Senior subordinated debt		25% PIK	12/4/2020	1/16/2024	372	372	372
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	1,274
							13,320	11,612
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	L+7.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(31)	—
	First Lien		L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	11,500	11,346	11,420
	1,000 Class A units		—	11/1/2019	—	—	1,000	1,208
							12,315	12,628
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)	2/14/2018	2/14/2023	—	(23)	—
	First Lien - Term Loan		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	2/14/2018	2/14/2023	10,071	9,996	10,061
	First Lien - Term B Loan		L+10.00% (Floor 1.00%)/Q, Current Coupon 11.00%	6/5/2018	2/14/2023	5,036	4,984	5,101
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,678	2,282	2,630
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	106	106	103
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	2,968
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	2,532
							19,383	23,395
SIMR, LLC	First Lien	Healthcare services	L+17.00% PIK (Floor 2.00%)/M, Current Coupon 19.00%	9/7/2018	9/7/2023	13,661	13,527	12,103
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	—
							19,634	12,103

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost[16]	Value[4]
SONOBI, INC.[13]	First Lien	Media, marketing, & entertainment	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	9/17/2020	9/16/2025	8,500	8,344	8,500
	500,000 Class A Common Units[9]		—	9/17/2020	—	—	500	1,235
							8,844	9,735

Total Affiliate Investments							$90,201	$85,246

Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$72,800	$57,158

Total Control Investments							$72,800	$57,158

TOTAL INVESTMENTS[12]							$703,557	$688,432

1All debt investments are income-producing, unless otherwise noted. Equity investments and warrants are non-income producing, unless otherwise noted.
2All of the Company’s investments, unless otherwise noted, are pledged as collateral for the Company’s senior secured credit facility.
3The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
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
5Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At March 31, 2021, approximately 79.3% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 162.4%.
6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2021, approximately 12.4% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 25.3%.
7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At March 31, 2021, approximately 8.3% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 17.0%.
8The investment is structured as a first lien last out term loan.

9Indicates assets that are considered "non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2021, approximately 12.6% of the Company's assets are non-qualifying assets.
10The investment has an unfunded commitment as of March 31, 2021. Refer to Note 11 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of March 31, 2021, the cumulative gross unrealized appreciation for federal income tax purposes is approximately $40.2 million; cumulative gross unrealized depreciation for federal income tax purposes is $27.3 million. Cumulative net unrealized appreciation is $12.9 million, based on a tax cost of $700.9 million.
13Our investments in Acceleration Partners preferred and common units, American Nuts Operations LLC Class A common stock, ASC Ortho Management Company, LLC common units, Broad Sky Networks LLC Series A Preferred units, CityVet, Inc. Class A units, Danforth Advisors, LLC common units, Electronic Transaction Consultants LLC Class A units, Flip Electronics, LLC common units, LGM Pharma, LLC Class A common stock, NinjaTrader, LLC preferred units, Tax Advisors Group, LLC Class A units, Trafera, LLC Class A units, Central Medical Supply LLC Preferred units, Chandler Signs, LP Class A-1 common stock, Dynamic Communities, LLC Preferred units, ITA Holdings Group, LLC membership interest and Sonobi, Inc. Class A common units are held through a wholly-owned taxable subsidiary of the Company.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which as of March 31, 2021 represented 204.7% of the Company's net assets or 93.6% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Represents amortized cost. Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
17The investment is structured as a first lien first out term loan.
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of March 31, 2021 is included in Note 16. Significant Subsidiaries.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
Non-control/Non-affiliate Investments[5]
AAC HOLDINGS, INC.	First Lien - Priming	Healthcare services	P +13.50% (Floor 1.00%)/Q, Current Coupon 16.75%	3/21/2019	4/15/2020	$1,968	$1,969	$1,968
	First Lien [16]		L+6.75% (Floor 1.00%)/Q, 4.00% PIK, Current Coupon 13.33%	6/28/2017	6/30/2023	9,079	8,915	3,977
							10,884	5,945
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.50%	12/13/2018	12/13/2023	9,688	9,532	9,445
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.50% (Floor 1.75%)/Q, Current Coupon 9.29%	7/2/2018	7/2/2023	10,730	10,572	10,312
	Delayed Draw Term Loan		L+7.50% (Floor 1.75%)/Q, Current Coupon 9.25%	7/2/2018	7/2/2023	344	320	330
							10,892	10,642
AG KINGS HOLDINGS INC.[8,16]	First Lien	Food, agriculture & beverage	L+10.02% (Floor 1.00%)/M, Current Coupon 12.69%	8/4/2016	8/8/2021	9,308	9,194	5,445
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	8/1/2017	2/1/2023	10,100	9,980	9,747
	3.88% preferred membership interest		—	8/1/2017	—	—	2,500	2,335
							12,480	12,082
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+9.50% (Floor 1.00%)/Q, Current Coupon 11.41%	4/10/2018	4/10/2023	17,194	16,963	16,884
	First Lien - Term Loan C10		L+9.50% (Floor 1.00%)/Q, Current Coupon 11.41%	12/21/2018	4/10/2023	1,804	1,781	1,771
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	1,523
							21,744	20,178
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 8.24%	9/21/2016	6/8/2023	5,926	5,856	3,348
	Second Lien		0.5%, L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 11.35%	11/3/2016	6/6/2024	2,111	2,072	792
							7,928	4,140

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.50% (Floor 1.00%)/M, Current Coupon 10.95%	7/29/2016	12/31/2020	12,027	11,988	11,991
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.70%	8/31/2018	8/31/2023	1,500	1,480	1,425
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 9.41%	8/31/2018	8/31/2023	9,028	8,894	8,577
	Second Lien		13.25% PIK	8/31/2018	12/1/2023	3,709	3,649	3,275
	2,042 Common Units[9]		—	8/31/2018	—	—	750	356
							14,773	13,633
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 9.96%	3/9/2017	3/9/2022	11,604	11,500	11,163
	900,000 shares of common stock		—	3/9/2017	—	—	900	636
							12,400	11,799
BLASCHAK COAL CORP.	Second Lien Term Loan[15]	Commodities & mining	L+11.00%/Q, (Floor 1.00%) 1.00% PIK, Current Coupon 13.91%	7/30/2018	7/30/2023	8,624	8,497	8,451
	Second Lien- Term Loan B15		L+11.00%/Q, (Floor 1.00%) 1.00% PIK, Current Coupon 13.43%	3/30/2020	7/30/2023	2,000	1,960	1,960
							10,457	10,411
CALIFORNIA PIZZA KITCHEN, INC.[16]	First Lien	Restaurants	L+6.00% (Floor 1.00%)/M, Current Coupon 7.62%	8/19/2016	8/23/2022	4,825	4,802	2,441
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+9.50%/Q, Current Coupon 11.41%	12/21/2017	7/8/2020	11,097	11,068	11,075
CLICKBOOTH.COM, LLC	Revolving Loan	Media, marketing & entertainment	L+8.50% (Floor 1.00%)/Q, Current Coupon 9.5%	12/5/2017	1/31/2025	1,086	1,080	1,086
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 10.41%	12/5/2017	1/31/2025	19,000	18,739	19,000
							19,819	20,086

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
DANFORTH ADVISORS, LLC[13]	Revolving Loan[10]	Business services	L+7.25% (Floor 2.00%)/Q, Current Coupon 9.25%	9/28/2018	9/28/2023	500	486	500
	First Lien		L+7.25% (Floor 2.00%)/Q, Current Coupon 9.25%	9/28/2018	9/28/2023	7,250	7,141	7,250
	875 Class A equity units[9]		—	9/28/2018	—	—	875	1,445
							8,502	9,195
DELPHI INTERMEDIATE HEALTHCO, LLC [16]	Revolving Loan	Healthcare services	L+9.50% (Floor 1.00%)/Q, Current Coupon 11.97%	10/2/2019	10/3/2022	1,223	1,223	1,223
	First Lien		L+9.50% (Floor 1.00%)/Q, Current Coupon 11.20%	11/3/2017	10/3/2022	10,605	10,533	5,101
							11,756	6,324
DRIVEN, INC.	First Lien	Business Services	L+8.00% (Floor 2.00%)/Q, Current Coupon 10.00%	6/28/2019	6/28/2024	11,940	11,730	11,940
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 9.75%	9/28/2016	8/26/2023	3,000	2,965	3,000
ENVIRONMENTAL PEST SERVICE MANAGEMENT COMPANY, LLC	First Lien	Consumer services	L+7.00%(Floor 1.00%)/Q, Current Coupon 8.91%	6/22/2018	6/22/2023	15,292	15,103	15,292
	Delayed Draw Term Loan[10]		L+7.00%(Floor 1.00%)/Q, Current Coupon 8.91%	6/22/2018	6/22/2023	6,110	6,015	6,111
							21,118	21,403
ESCP DTFS, INC.	First Lien - Term Loan A	Industrial services	L+6.50%(Floor 1.75%)/Q, Current Coupon 8.27%	1/31/2020	1/31/2025	5,350	5,253	5,253
	First Lien - Term Loan B		L+8.50%(Floor 1.75%)/Q, Current Coupon 10.27%	1/31/2020	1/31/2025	5,350	5,253	5,253
	Delayed Draw Term Loan A1[10]		L+6.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(10)	—
	Delayed Draw Term Loan A2[10]		L+8.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(10)	—
	Delayed Draw Term Loan B1[10]		L+6.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(3)	—
	Delayed Draw Term Loan B2[10]		L+8.50%(Floor 1.75%)	1/31/2020	1/31/2025	—	(3)	—
							10,480	10,506

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)/Q, 5.0% PIK	5/24/2018	5/23/2023	—	(43)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, 5.0% PIK,Current Coupon 15.91%	5/24/2018	5/23/2023	3,393	3,354	3,179
							3,311	3,179
GS OPERATING, LLC	First Lien	Distribution	L+6.50%(Floor 1.50%)/M, Current Coupon 8.00%	3/6/2020	2/24/2025	8,000	7,842	7,842
ICS DISTRIBUTION, LLC[8]	First Lien	Industrial services	L+8.21%(Floor 2.00%)/Q, Current Coupon 10.21%	10/31/2019	10/29/2024	18,000	17,617	17,617
IENERGIZER LIMITED	First Lien[9]	Business services	L+6.00%(Floor 1.00%)/M, Current Coupon 7.00%	4/17/2019	4/17/2024	12,000	11,899	12,000
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	2/28/2019	2/28/2024	8,183	8,115	8,183
LANDPOINT HOLDCO, INC.	First Lien	Business Services	L+7.00%(Floor 1.00%)/Q, Current Coupon 8.96%	12/30/2019	12/30/2024	19,500	19,128	19,110
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 10.02%	11/15/2017	11/15/2022	11,541	11,400	11,472
	110,000 units of Class A common stock[9]		—	11/15/2017	—	—	1,100	821
							12,500	12,293
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien	Environmental services	6%, L+3.00% PIK (Floor 2.00%)/Q, Current Coupon 11.00%	6/30/2017	6/30/2022	13,439	13,364	12,149
	25,603 shares of Series C preferred stock		—	8/13/2018	—	—	25	—
	396,825 shares of Series B preferred stock		—	6/30/2017	—	—	500	—
							13,889	12,149
MEDIA RECOVERY, INC.	Earnout	Industrial Products	—	11/25/2019	—	—	1,517	—

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial Services	L+6.00% (Floor 1.50%)/Q, Current Coupon 7.90%	12/18/2019	12/18/2024	1,100	1,093	1,100
	First Lien		L+6.00% (Floor 1.50%)/Q, Current Coupon 7.90%	12/18/2019	12/18/2024	18,250	17,902	18,250
	2,000,000 Preferred Units[9]		—	12/18/2019	—	—	2,000	2,000
							20,995	21,350
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 11.26%	12/8/2017	12/20/2025	10,500	9,904	10,217
SCRIP INC.[8]	First Lien	Healthcare products	L+9.86% (Floor 2.00%)/M, Current Coupon 11.86%	3/21/2019	3/21/2024	16,750	16,332	16,482
	100 shares of common stock		—	3/21/2019	—	—	1,000	1,000
							17,332	17,482
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	6/23/2017	—	—	541	1,053
TRINITY 3, LLC[13]	First Lien	Technology products & components	L+7.50% (Floor 1.50%)/Q, Current Coupon 9.41%	11/15/2019	11/15/2024	14,161	13,894	14,048
	562.5 Class A units[9]		—	11/15/2019	—	—	563	563
							14,457	14,611
TINUITI INC.	1,114 Preferred Units	Media, marketing & entertainment	—	2/1/2017	—	—	1,114	3,100
	1,443 Common Units		—	2/1/2017	—	—	277	1,756
							1,391	4,856
USA DEBUSK, LLC	First Lien	Industrial Services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	10/22/2024	7,980	7,833	7,833
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+7.5% (Floor 2.00%)/M, Current Coupon 9.5%	2/17/2017	4/3/2023	11,416	10,605	11,416
	171,617 shares of Series A preferred stock		—	4/3/2019	—	—	1,874	4,776
	Warrants (Expiration - April 3, 2029)		—	4/3/2019	—	—	620	2,718
							13,099	18,910

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
VTX HOLDINGS, INC.[8]	First Lien	Software & IT services	L+8.87% (Floor 2.00%)/Q, Current Coupon 10.87%	7/23/2019	7/23/2024	20,075	19,581	19,914
	1,000,000 series A Preferred units		—	7/23/2019	—	—	1,000	1,000
							20,581	20,914

Total Non-control/Non-affiliate Investments							$436,463	$421,280
Affiliate Investments[6]
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	$—	$1,500	$3,110
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+8.00% (Floor 1.00%)	7/17/2018	7/17/2023	—	(3)	—
	First Lien		L+8.00% (Floor 1.00%)/M, Current Coupon 9.00%	7/17/2018	7/17/2023	10,780	10,625	9,928
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	1,850
							12,622	11,778
GRAMMATECH, INC.	Revolving Loan	Software & IT services	L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	2,500	2,460	2,460
	First Lien		L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	11,500	11,312	11,316
	1000 Class A units		—	11/1/2019	—	—	1,000	1,000
							14,772	14,776
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)	2/14/2018	2/14/2023	—	(31)	—
	First Lien - Term Loan		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.91%	2/14/2018	2/14/2023	10,030	9,910	9,900
	First Lien - Term B Loan		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.91%	6/5/2018	2/14/2023	5,015	4,940	5,136
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,425	1,950	2,233
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	96	96	88
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	2,762

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2020
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2,14]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	2,099
							18,903	22,218
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	500	475	500
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	10,369	10,228	10,369
	10,000 Class A Units		—	11/9/2018	—	—	1,000	1,334
							11,703	12,203
SIMR, LLC	First Lien	Healthcare services	L+10.00% (Floor 2.00%)/M, 7.00% PIK, Current Coupon 19.00%	9/7/2018	9/7/2023	11,693	11,522	11,190
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	1,742
							17,629	12,932
ZENFOLIO INC.	Revolving Loan	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.34%	7/17/2017	7/17/2022	2,000	1,991	1,888
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.91%	7/17/2017	7/17/2022	13,906	13,704	13,127
	190 shares of common stock		—	7/17/2017	—	—	1,900	—
							17,595	15,015

Total Affiliate Investments							$94,724	$92,032

Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$68,000	$39,760
Total Control Investments							$68,000	$39,760

TOTAL INVESTMENTS[12]							$599,187	$553,072

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

    We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior debt investments and equity investments in lower middle market ("LMM") companies, as well as first and second lien loans in upper middle market ("UMM") companies.  Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) generally between $3.0 million and $20.0 million, and our LMM investments generally range in size from $5.0 million to $25.0 million. Our UMM investments generally include first and second lien loans in companies with EBITDA generally greater than $20.0 million and typically range in size from $5.0 million to $15.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

On April 20, 2021, our wholly owned subsidiary, Capital Southwest SBIC I, LP (“SBIC I”) received a license from the U.S. Small Business Administration (the “SBA”) to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. SBIC I will have an investment strategy substantially similar to ours and make similar types of investments in accordance with SBA regulations. SBIC I and its general partner will be consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it will be included in the consolidated financial statements.

Basis of Presentation

    The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”).  We meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC 946”).  Under rules and regulations applicable to investment companies, we are generally precluded from consolidating any entity other than another investment company, subject to certain exceptions.  One of the exceptions to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company.  Accordingly, the consolidated financial statements include the Taxable Subsidiary. Prior to the merger of CSMC into CSWC that became effective December 31, 2020, we consolidated the results of CSWC's wholly owned management company.

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

    Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our total assets in qualifying assets. As of March 31, 2021, the Company has 87.4% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

    Additionally, in order to qualify for RIC tax treatment for U.S. federal income tax purposes, we must, among other things meet the following requirements:

(1)Continue to maintain our election as a BDC under the 1940 Act at all times during each taxable year.
(2)Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities.
(3)Diversify our holdings in accordance with two Diversification Requirements: (a) Diversify our holdings such that at the end of each quarter of the taxable year at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and such other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (b) Diversify our holdings such that no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain "qualified publicly traded partnerships" (collectively, the "Diversification Requirements").

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

    This quarter we satisfied all RIC requirements and have 7.5% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

    Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At March 31, 2021 and 2020, cash balances totaling $30.4 million and $12.6 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

    Segment Information We operate and manage our business in a singular segment.  As an investment company, we invest in portfolio companies in various industries and geographic areas as discussed in Note 3.

    Consolidation As permitted under Regulation S-X and ASC 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to CSWC. Accordingly, we consolidate the results of CSWC's wholly-owned Taxable Subsidiary. Prior to the merger of CSMC into CSWC, we consolidated the results of CSWC’s wholly-owned management company, CSMC. All intercompany balances have been eliminated upon consolidation.

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

    Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution.  Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis.  As of March 31, 2021, we did not have any investments on non-accrual status. As of March 31, 2020, we had four investments on non-accrual status, which represented approximately 3.3% of our total investment portfolio's fair value and approximately 5.8% of its cost.

    To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income.  For the year ended March 31, 2021, approximately 3.5% of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the year ended March 31, 2020, approximately 3.1% of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

    Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as  a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of March 31, 2021 and 2020, we have not written off any accrued and uncollected PIK interest from prior periods. For the year ended March 31, 2021, we did not have any investments for which we stopped accruing PIK interest. For the year ended March 31, 2020, we had two investments for which we stopped accruing PIK interest. For the years ended March 31, 2021 and 2020, approximately 10.7% and 3.5%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

    CSMC, a former wholly-owned subsidiary of CSWC, was not a RIC and was required to pay taxes at the corporate rate of 21%. Effective December 31, 2020, CSMC merged with and into CSWC and, as a result, the calendar year ended December 31, 2020 is the last year in which the Company will incur tax expense or benefit related to CSMC. For tax purposes, CSMC had elected to be treated as a taxable entity, and therefore CSMC was not consolidated for tax purposes and was taxed at normal corporate tax rates based on taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

The Taxable Subsidiary, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the corporate rate of 21%. For tax purposes, the Taxable Subsidiary has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

    Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740,  Income Taxes, (“ASC 740”) for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the years ended March 31, 2021, 2020 and 2019.

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

    Stock-Based Compensation We account for our stock-based compensation using the fair value method, as prescribed by ASC Topic 718, Compensation – Stock Compensation.  Accordingly, we recognize stock-based compensation cost on a straight-line basis for all share-based payments awards granted to employees.  For restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant. For restricted stock awards, we amortize this fair value to share-based compensation expense over the vesting term. We recognize forfeitures as they occur. The unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are participating securities and are included in the basic and diluted earnings per share calculation. On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees (the “Original Order”). On August 22, 2017, we received an exemptive order that supersedes the Original Order (the “Exemptive Order”) and, in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan (the “2010 Plan”). The right to grant restricted stock awards under the 2010 Plan will terminate ten years after the date that the 2010 Plan was approved by the Company’s shareholders, which is July 18, 2021.

In connection with the termination of the 2010 Plan, the Company’s Board of Directors of Company approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the “2021 Employee Plan”) as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. In connection therewith, on March 29, 2021, we filed an exemptive application with the SEC that would supersede the Exemptive Order (the “Superseding Exemptive Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, on March 29, 2021, we filed an exemptive application with the SEC (the “Non-Employee Director Plan Exemptive Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for non-employee directors of the Board of Directors (the “Non-Employee Directors”) under the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Award Plan (the “Non-Employee Director Plan”), and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the Non-Employee Directors to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the Non-Employee Director Plan. There can be no assurance if and when the Company will receive the Superseding Exemptive Order or the Non-Employee Director Plan Exemptive Order. The terms of the Superseding Exemptive Order and the Non-Employee Director Plan Exemptive Order, if received, is expected to be substantially similar to the Exemptive Order. Each of the 2021 Employee Plan and the Non-Employee Director Plan will also be subject to shareholder approval upon receipt of the Superseding Exemptive Order and the Non-Employee Director Plan Exemptive Order, respectively.

    At the years ended March 31, 2021 and 2020, there was no adjustment made for the dilutive effect of stock-based awards as there are no options to acquire shares of common stock outstanding. At the year ended March 31, 2019, weighted-average basic shares were adjusted for the diluted effect of stock-based awards of 7,115.

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

    Recently Issued or Adopted Accounting Standards In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and certain lenders. Many of these agreements include language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies and lenders to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022 and the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company does not believe that it will have a material impact on its consolidated financial statements and disclosures.

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company applied the Final Rule and concluded it did not have a material impact on its consolidated financial statements.

In November 2020, the SEC issued a final rule that modernized and simplifies Management's Discussion and Analysis and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance will be required for the registrants' fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company is currently evaluating the impact of the Amendments on its consolidated financial statements.

3.     INVESTMENTS

    The following tables show the composition of the investment portfolio, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2021 and 2020:

		Percentage of			Percentage of
	Fair	Total Portfolio	Percentage of		Total Portfolio
	Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2021:
First lien loans[1]	$524,161	76.1%	155.9%	$530,366	75.4%
Second lien loans[2]	36,919	5.4	11.0	40,198	5.7
Subordinated debt	11,534	1.7	3.4	11,588	1.6
Preferred equity	22,608	3.3	6.7	15,378	2.2
Common equity & warrants	36,052	5.2	10.7	33,227	4.7
I-45 SLF LLC[3]	57,158	8.3	17.0	72,800	10.4
	$688,432	100.0%	204.7%	$703,557	100.0%
March 31, 2020:
First lien loans[1]	$427,447	77.3%	157.0%	$446,925	74.6%
Second lien loans[2]	37,139	6.7	13.6	38,580	6.4
Subordinated debt	9,747	1.8	3.6	9,980	1.7
Preferred equity	16,624	3.0	6.1	12,576	2.1
Common equity & warrants	22,355	4.0	8.2	21,609	3.6
Financial instruments[4]	—	—	—	1,517	0.3
I-45 SLF LLC[3]	39,760	7.2	14.6	68,000	11.3
	$553,072	100.0%	203.1%	$599,187	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of March 31, 2021 and 2020, the fair value of the first lien last out loans are $85.6 million and $59.5 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of March 31, 2021 and 2020, the fair value of the split lien term loans included in first lien loans is $25.9 million and $0, respectively. As of March 31, 2021 and 2020, the fair value of the split lien term loans included in second lien loans is $19.1 million and $19.9 million, respectively.
3I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 16 for further discussion.
4Included in financial instruments is the earnout received in connection with the sale of Media Recovery, Inc.

    The following tables show the composition of the investment portfolio by industry, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2021 and 2020:

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2021:
Business Services	$87,839	12.8%	26.1%	$89,758	12.8%
Media, Marketing, & Entertainment	80,876	11.7	24.1	75,447	10.7
Healthcare Services	72,411	10.5	21.5	81,509	11.6
I-45 SLF LLC[1]	57,158	8.3	17.0	72,800	10.3
Distribution	53,160	7.7	15.8	52,819	7.5
Software & IT Services	46,696	6.8	13.9	45,683	6.5
Industrial Services	39,071	5.7	11.6	39,424	5.6
Healthcare Products	33,937	4.9	10.1	32,785	4.7
Financial Services	33,861	4.9	10.1	28,283	4.0
Technology Products & Components	30,716	4.5	9.1	28,220	4.0
Consumer Products & Retail	29,980	4.4	8.9	29,927	4.2
Transportation & Logistics	23,395	3.4	7.0	19,383	2.8
Food, Agriculture & Beverage	21,575	3.1	6.4	21,641	3.1
Telecommunications	19,572	2.8	5.8	24,350	3.5
Environmental Services	12,021	1.7	3.6	14,510	2.1
Commodities & Mining	10,138	1.5	3.0	10,603	1.5
Aerospace & Defense	9,668	1.4	2.9	9,459	1.3
Energy Services (Midstream)	8,975	1.3	2.7	9,319	1.3
Specialty Chemicals	7,841	1.1	2.3	7,841	1.1
Restaurants	6,542	1.1	1.9	6,822	1.0
Paper & Forest Products	3,000	0.4	0.9	2,974	0.4
	$688,432	100.0%	204.7%	$703,557	100.0%

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2020:
Business Services	$92,365	16.7%	33.9%	$92,879	15.5%
Media, Marketing, & Entertainment	54,494	10.0	20.0	45,202	7.5
Healthcare Services	51,037	9.2	18.7	66,744	11.1
I-45 SLF LLC[1]	39,760	7.2	14.6	68,000	11.3
Industrial Services	35,956	6.5	13.2	35,931	6.0
Software & IT Services	35,690	6.5	13.1	35,353	5.9
Distribution	31,632	5.7	11.6	32,229	5.5
Financial Services	30,586	5.5	11.2	29,651	4.9
Healthcare Products	29,775	5.4	10.9	29,832	5.0
Food, Agriculture & Beverage	25,624	4.6	9.4	30,937	5.2
Consumer Products and Retail	23,157	4.2	8.5	23,549	3.9
Transportation & Logistics	22,218	4.0	8.2	18,903	3.2
Consumer Services	21,403	3.9	7.9	21,118	3.5
Technology Products & Components	14,610	2.6	5.4	14,457	2.4
Environmental Services	12,148	2.2	4.5	13,889	2.3
Commodities & Mining	10,411	1.9	3.8	10,458	1.7
Energy Services (Midstream)	9,445	1.7	3.5	9,532	1.6
Restaurants	5,621	1.0	2.1	8,113	1.4
Telecommunications	4,140	0.7	1.5	7,928	1.3
Paper & Forest Products	3,000	0.5	1.1	2,965	0.5
Industrial Products	—	—	—	1,517	0.3
	$553,072	100.0%	203.1%	$599,187	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 16 for further discussion.

    The following tables summarize the composition of the investment portfolio by geographic region of the United States, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2021 and 2020:

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2021:
Southwest	$196,956	28.6%	58.6%	$200,091	28.4%
Northeast	153,761	22.3	45.7	150,595	21.4
Southeast	120,168	17.5	35.7	125,317	17.8
West	90,910	13.2	27.0	87,363	12.5
Midwest	69,479	10.1	20.7	67,391	9.6
I-45 SLF LLC[1]	57,158	8.3	17.0	72,800	10.3
	$688,432	100.0%	204.7%	$703,557	100.0%
March 31, 2020:
Southwest	$167,082	30.2%	61.3%	$167,192	27.9%
Northeast	124,250	22.4	45.6	121,201	20.2
Southeast	107,541	19.4	39.5	122,547	20.5
West	58,985	10.7	21.7	65,135	10.9
Midwest	43,454	7.9	16.0	43,214	7.2
I-45 SLF LLC[1]	39,760	7.2	14.6	68,000	11.3
International	12,000	2.2	4.4	11,898	2.0
	$553,072	100.0%	203.1%	$599,187	100.0%

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
    As of March 31, 2021 and 2020, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value ("NAV")) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

    The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2021 and 2020 (in thousands):

		Fair Value Measurements
		at March 31, 2021 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$524,161	—	—	$524,161
Second lien loans	36,919	—	—	36,919
Subordinated debt	11,534	—	—	11,534
Preferred equity	22,608	—	—	22,608
Common equity & warrants	36,052	—	—	36,052
Investments measured at net asset value[1]	57,158	—	—	—
Total Investments	$688,432	—	—	$631,274

		Fair Value Measurements
		at March 31, 2020 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category2	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$427,447	—	—	$427,447
Second lien loans	37,139	—	—	37,139
Subordinated debt	9,747	—	—	9,747
Preferred equity	16,624	—	—	16,624
Common equity & warrants	22,355	—	—	22,355
Investments measured at net asset value[1]	39,760	—	—	—
Total Investments	$553,072	—	—	$513,312

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at March 31, 2021 and 2020, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

    The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at March 31, 2021 and 2020.  Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	March 31, 2021	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average
First lien loans	Income Approach	$465,712	Discount Rate	6.3% - 28.8%	10.9%
			Third Party Broker Quote	53.1 - 99.9	87.9
	Market Approach	58,449	Cost	93.9 - 98.0	97.6
			Exit Value	100.0 - 101.0	100.2
Second lien loans	Income Approach	36,864	Discount Rate	9.9% - 17.6%	14.4%
			Third Party Broker Quote	96.5 - 97.8	96.6
	Market Approach	55	Exit Value	2.4	2.4
Subordinated debt	Income Approach	11,534	Discount Rate	6.2% - 29.3%	13.4%
Preferred equity	Enterprise Value Waterfall Approach	22,608	EBITDA Multiple	6.9x - 10.8x	8.9x
			Discount Rate	12.7% - 22.4%	19.3%
Common equity & warrants	Enterprise Value Waterfall Approach	34,013	EBITDA Multiple	5.6x - 11.5x	8.1x
			Discount Rate	12.9% - 29.8%	20.0%
	Market Approach	2,039	Cost	100.0	100.0
			Exit Value	284.4	284.4
Total Level 3 Investments		$631,274

		Fair Value at	Significant
	Valuation	March 31, 2020	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average
First lien loans	Income Approach	$401,266	Discount Rate	7.0% - 52.5%	12.0%
			Third Party Broker Quote	43.8 - 56.5	49.9
	Market Approach	26,181	Cost	98.0 - 98.2	98.1
Second lien loans	Income Approach	37,139	Discount Rate	10.3% - 19.8%	12.7%
			Third Party Broker Quote	37.5	37.5
Subordinated debt	Income Approach	9,747	Discount Rate	13.3%	13.3%
Preferred equity	Enterprise Value Waterfall Approach	16,624	EBITDA Multiple	7.4x - 11.4x	9.3x
			Discount Rate	17.2% - 22.9%	19.3%
Common equity & warrants	Enterprise Value Waterfall Approach	22,355	EBITDA Multiple	5.3x - 11.4x	8.2x
			Discount Rate	15.4% - 22.7%	19.2%
Financial instruments	Option Pricing Model	—	Assumed Volatility	2.0%	2.0%
Total Level 3 Investments		$513,312

Changes in Fair Value Levels

    We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value hierarchy to another. During the years ended March 31, 2021 and 2020, we had no transfers between levels.

    The following table provides a summary of changes in the fair value of investments measured using Level 3 inputs during the years ended March 31, 2021 and 2020 (in thousands):

	Fair Value March 31, 2020	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion of Security	Fair Value March 31, 2021	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$427,447	$(308)	$199,362	$(98,567)	$5,919	$—	$(9,692)	$524,161	$(2,525)
Second lien loans	37,139	(1,839)	192	(250)	899	—	778	36,919	(1,839)
Subordinated debt	9,747	179	546	—	1,062	—	—	11,534	179
Preferred equity	16,624	9,730	3,915	—	—	(7,661)	—	22,608	5,169
Common equity & warrants	22,355	2,082	4,881	—	—	(2,180)	8,914	36,052	1,658
Total Investments	$513,312	$9,844	$208,896	$(98,817)	$7,880	$(9,841)	$—	$631,274	$2,642

	Fair Value March 31, 2019	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion of Security from Debt to Equity	Fair Value March 31, 2020	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$317,544	$(16,987)	$189,293	$(51,133)	$1,360	$(12,630)	$—	$427,447	$(17,370)
Second lien loans	35,896	(1,279)	2,121	(250)	651	—	—	37,139	(1,279)
Subordinated debt	14,287	(30)	47	(4,569)	12	—	—	9,747	(94)
Preferred equity	17,936	555	4,563	—	55	(8,081)	1,596	16,624	1,000
Common equity & warrants	72,665	(784)	1,003	—	—	(48,933)	(1,596)	22,355	2,291
Financial instruments	—	(1,517)	1,517	—	—	—	—	—	(1,517)
Total Investments	$458,328	$(20,042)	$198,544	$(55,952)	$2,078	$(69,644)	$—	$513,312	$(16,969)

1Includes purchases of new investments, as well as discount accretion on existing investments.

5.     BORROWINGS

    In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of March 31, 2021, the Company’s asset coverage was 187%.

    The Company had the following borrowings outstanding as of March 31, 2021 and 2020 (amounts in thousands):

	March 31, 2021	March 31, 2020
Credit Facility	$120,000	$154,000

December 2022 Notes	—	77,136
Less: Unamortized debt issuance costs and debt discount	—	(1,324)
Total December 2022 Notes	—	75,812

October 2024 Notes	125,000	75,000
Less: Unamortized debt issuance costs and debt discount	(2,121)	(1,516)
Total October 2024 Notes	122,879	73,484

January 2026 Notes	140,000	—
Less: Unamortized debt issuance costs and debt discount	(1,575)	—
Total January 2026 Notes	138,425	—

Total Borrowings	$381,304	$303,296

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

    The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of March 31, 2021, substantially all of the Company’s assets were pledged as collateral for the Credit Facility.

    At March 31, 2021, CSWC had $120.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $6.8 million and $8.3 million, respectively, for the years ended March 31, 2021 and 2020. The weighted average interest rate on the Credit Facility was 3.05% and 4.82%, respectively, for the years ended March 31, 2021 and 2020. Average borrowings for the years ended March 31, 2021 and 2020 were $166.0 million and $134.7 million, respectively. As of March 31, 2021 and 2020, CSWC was in compliance with all financial covenants under the Credit Facility.

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

    On September 29, 2020, the Company redeemed $20,000,000 in aggregate principal of the $77,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. On December 10, 2020, the Company redeemed $20,000,000 in aggregate principal of the $57,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. On January 21, 2021, the Company redeemed the remaining $37,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. The December 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding each of the redemption dates. Accordingly, the Company recognized realized losses on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $1.0 million during the year ended March 31, 2021.

    The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs, of $3.5 million and $5.3 million for the years ended March 31, 2021 and 2020, respectively. Average borrowings for the years ended March 31, 2021 and 2020 were $53.8 million and $77.1 million, respectively. The December 2022 Notes had a weighted average effective yield of 5.93%.

    The indenture governing the December 2022 Notes contains certain covenants including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act or any successor provisions thereto, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement, subject to limited exception, that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has the minimum asset coverage required pursuant to Section 61(a) of the 1940 Act, or any successor provision thereto, after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the December 2022 Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The indenture and supplement relating to the December 2022 Notes also provides for customary events of default. As of March 31, 2021, the Company was in compliance with all covenants of the December 2022 Notes.

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

    As of March 31, 2021, the carrying amount of the October 2024 Notes was $122.9 million on an aggregate principal amount of $125.0 million at a weighted average effective yield of 5.375%. As of March 31, 2021, the fair value of the October 2024 Notes was $122.9 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $6.3 million and $2.2 million, respectively, for the years ended March 31, 2021 and 2020. For the year ended March 31, 2021, average borrowings were $106.1 million. Since the issuance of the October 2024 Notes through March 31, 2020, average borrowings were $74.4 million.

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

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "Existing January 2026 Notes"). In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes (the "Additional January 2026 Notes" together with the Existing January 2026 Notes, the "January 2026 Notes"). The Additional January 2026 Notes were issued at a price of 102.11% of the aggregate principal amount of the Additional January 2026 Notes, resulting in a yield-to-maturity of approximately 4.0% at issuance. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year, beginning on July 31, 2021. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of March 31, 2021, the carrying amount of the January 2026 Notes was $138.4 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of March 31, 2021, the fair value of the January 2026 Notes was $138.8 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.2 million for the year ended March 31, 2021. Since the issuance of the January 2026 Notes on December 29, 2020 through March 31, 2021, average borrowings were $99.5 million.

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

Contractual Payment Obligations

    A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2021 is as follows:

	Years Ending March 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Credit Facility	$—	$—	$120,000	$—	$—	$—	$120,000
October 2024 Notes	—	—	—	125,000	—	—	125,000
January 2026 Notes	—	—	—	—	140,000	—	140,000
Total	$—	$—	$120,000	$125,000	$140,000	$—	$385,000

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

    For the tax years ended December 31, 2020, 2019 and 2018, CSWC qualified for RIC tax treatment.  We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, CSWC’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by CSWC.

    We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2021, CSWC declared regular dividends in the amount of $10.9 million, or $0.52 per share ($0.42 per share in regular dividends and $0.10 in supplemental dividends). During the tax year ended December 31, 2020, we declared total dividends of $38.5 million or $2.04 per share ($1.64 per share in regular dividends and $0.40 per share in supplemental dividends). We declared quarterly dividends of $0.51 per share in March 2020 ($0.41 per share in regular dividends and $0.10 per share in supplemental dividends), $0.51 per share ($0.41 per share in regular dividends and $0.10 per share in supplemental dividends) in June 2020, $0.51 per share ($0.41 per share in regular dividends and $0.10 per share in supplemental dividends) in September 2020, and $0.51 per share ($0.41 per share in regular dividends and $0.10 per share in supplemental dividends) in December 2020. For the tax year ended December 31, 2019, we declared total dividends of $49.2 million or $2.72 per share. We declared quarterly dividends of $0.48 per share ($0.38 per share in regular dividends and $0.10 per share in supplemental dividends) in March 2019, $0.49 per share ($0.39 per share in regular dividends and $0.10 per share in supplemental dividends) in June 2019, $0.50 per share ($0.40 per share in regular dividends and $0.10 per share in supplemental dividends) in September 2019, and $1.25 per share ($0.40 per share in regular dividends, $0.10 per share in supplemental dividends and $0.75 in special dividends) in December 2019. For the tax year ended December 31, 2018, we declared total dividends of $34.2 million, or $2.07 per share. We declared quarterly dividends of $0.28 per share in March 2018, $0.89 per share ($0.29 per share in regular dividends and $0.60 per share in supplemental dividends) in June 2018, $0.44 per share ($0.34 per share in regular dividends and $0.10 per share in supplemental dividends) in September 2018, and $0.46 per share ($0.36 per share in regular dividends and $0.10 per share in supplemental dividends) in December 2018.

    Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly, for the fiscal years ended March 31, 2021 and 2020, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Year ended	Year ended
	March 31, 2021	March 31, 2020
Additional capital	$(3,981)	$10,808
Total distributable earnings	$3,981	$(10,808)

    The determination of the tax attributes of CSWC’s distributions is made after tax year end, based upon its taxable income for the full tax year and distributions paid for the full tax year. Therefore, the determination of tax attributes made on an interim basis for fiscal year end may not be representative of the actual tax attributes determined at tax year end.

    For tax purposes, the 2020 dividends totaled $2.04 per share and were comprised entirely of ordinary income. Included in ordinary income per share is approximately $0.167 per share of qualified dividend income. In addition, 91.74% of each of the ordinary distributions represent interest-related dividends and 8.26% of the ordinary distribution paid on March 31, 2020 represents short-term capital gains dividends. 93.80% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. Of the qualified dividends of $3.0 million, 8.0% are eligible for the dividends received deduction. For tax purposes, the 2019 dividends totaled $2.72 per share and were comprised of (1) ordinary income totaling approximately $1.3033 per share and (2) long-term capital gains totaling approximately $1.4167 per share. Included in ordinary income per share is approximately $0.189 per share of qualified dividend income. In addition, 88.73% of each of the ordinary distributions represent interest-related dividends and 2.64% of the ordinary distribution paid on March 29, 2019 represents short-term capital gains dividends. 95.07% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. Of the qualified dividends of $3.2 million, 14.5% are eligible for the dividends received deduction.

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

    The tax character of distributions paid for the tax years ended December 31, 2020 and 2019 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2020	2019
Ordinary income	$37,517	$22,405
Distributions of long term capital gains	—	25,703
Distributions on tax basis[1]	$37,517	$48,108

1Includes only those distributions which reduce estimated taxable income.

    As of March 31, 2021, CSWC estimates that it has cumulative undistributed taxable income of approximately $19.3 million, or $0.92 per share, that will be carried forward toward distributions to be paid in future periods. We intend to meet the applicable qualifications to be taxed as a RIC in future periods.

    The following reconciles net increase (decrease) in net assets resulting from operations to estimated RIC distributable income for the years ended March 31, 2021, 2020 and 2019:

	Years ended March 31,
	2021	2020	2019
Reconciliation of RIC Distributable Income[1]
Net increase (decrease) in net assets resulting from operations	$50,883	$(22,351)	$33,058
Net change in unrealized (appreciation) depreciation on investments	(28,755)	92,814	11,506
(Expense/loss) income/gain recognized for tax on pass-through entities	(11,000)	177	223
Realized gain (loss) recognized for tax	2,206	(2,302)	761
Capital loss carryover[2]	17,924	—	—
Net operating loss - management company and taxable subsidiary	(378)	(587)	(256)
Non-deductible tax expense	1,066	4,572	881
Other book tax differences	870	(304)	98
Estimated distributable income before deductions for distributions	$32,816	$72,019	$46,271
Distributions[3]:
Ordinary	$38,917	$23,540	$15,468
Capital gains	—	25,703	21,625
Deemed distributions	—	16,483	—
Distributions payable[3]	—	—	—
Estimated annual RIC undistributed taxable income	$(6,101)	$6,293	$9,178
1The calculation of distributable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final distributable income may be different than this estimate.
2At March 31, 2021, the Company had short term capital loss carryforwards of $0.7 million and long term capital loss carryforwards of $17.2 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.
3Includes only those distributions which reduce estimated distributable income.

    As of March 31, 2021, 2020 and 2019, the components of estimated RIC accumulated earnings on a tax basis were as follows (amounts in thousands):

	Years ended March 31,
Components of RIC Accumulated Earnings on a Tax Basis[1]	2021	2020	2019
Undistributed ordinary income - tax basis	$21,083	$25,766	$19,532
Undistributed net realized (loss) gain	(17,924)	749	384
Unrealized (depreciation) appreciation on investments	(766)	(47,487)	45,724
Other temporary differences	(663)	—	(917)
Components of distributable earnings at year-end	$1,730	$(20,972)	$64,723

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

As of March 31, 2021, the cost of investments held at the RIC for U.S. federal income tax purposes was $681.9 million, with such investments having gross unrealized appreciation of $25.7 million and gross unrealized depreciation of $26.4 million, resulting in net unrealized depreciation of $0.7 million. As of March 31, 2021, the cost of investments held at the Taxable Subsidiary for U.S. federal income tax purposes was $18.9 million, with such investments having gross unrealized appreciation of $14.5 million and gross unrealized depreciation of $0.9 million, resulting in net unrealized appreciation of $13.6 million. On a consolidated basis, the total investment portfolio has net unrealized appreciation of $12.9 million for U.S. federal income tax purposes.

CSMC, a former wholly-owned subsidiary of CSWC, was not a RIC, and was required to pay taxes at the current corporate rate. Effective December 31, 2020, CSMC merged with and into CSWC, which is not subject to corporate federal income taxes. For tax purposes, CSMC had elected to be treated as a taxable entity, and therefore was not consolidated for tax purposes and was taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit. The Taxable Subsidiary is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, the Taxable Subsidiary has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate income tax expense or benefit.

The taxable income, or loss, of CSMC and the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC recorded bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan and bonus accruals are also recorded on a quarterly basis. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As such, the deferred tax asset was written off. As of March 31, 2020, CSMC had a deferred tax asset of approximately $1.4 million. As of March 31, 2021 and 2020, the Taxable Subsidiary had a deferred tax liability of $3.3 million and $1.0 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of March 31, 2021 and 2020 (amounts in thousands):

	Years ended
	2021	2020
Deferred tax asset:
Net operating loss carryforwards	$224	$—
Compensation	—	776
Pension liability	—	647
Interest	173	—
Other	—	(21)
Total deferred tax asset	397	1,402
Deferred tax liabilities:
Net unrealized appreciation on investments	(2,931)	(695)
Net basis differences in portfolio investments	(811)	(268)
Total deferred tax liabilities	(3,742)	(963)
Total net deferred tax (liabilities) assets	$(3,345)	$439

    The income tax expense, or benefit, and the related tax assets and liabilities generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the year ended March 31, 2021, we recognized total net income tax expense of $2.4 million, principally consisting of a $0.6 million accrual for a 4% U.S. federal excise tax on our estimated undistributed taxable income and a provision for U.S. federal income taxes relating to CSMC of $1.8 million (all of which is related to the write off of the deferred tax asset at CSMC). For the year ended March 31, 2020, we recognized total net income tax expense of $2.1 million, principally consisting of a $1.1 million accrual for a 4% U.S. federal excise tax on our estimated undistributed taxable income, a provision for U.S. federal income taxes relating to CSMC of $0.7 million (of which $0.3 million is current expense and $0.4 million is deferred expense) and $0.3 million of deferred tax expense relating to the Taxable Subsidiary.

    The following table sets forth the significant components of the income tax expense as of March 31, 2021, 2020 and 2019 (amounts in thousands):

	Years ended March 31,
Components of Income Tax Expense	2021	2020	2019
Statutory federal income tax	$—	$270	$73
162(m) limitation	122	1,488	476
Excise tax	637	1,110	880
Write-off of deferred tax asset	1,837	—	—
Tax related to Taxable Subsidiary	50	315	(109)
Prior year deferred tax true-up	—	—	—
Stock compensation benefits	(207)	(1,129)	(280)
Other	3	8	8
Total income tax expense	$2,442	$2,062	$1,048
Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2017 through 2019.

7.     SHAREHOLDERS’ EQUITY

    On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees, or the Original Order. On August 22, 2017, we received the Exemptive Order that supersedes the Original Order and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan, or the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan, or the 2009 Plan. During the year ended March 31, 2021, the Company repurchased 15,309 shares at an aggregate cost of approximately $0.2 million and a weighted average price per share of $15.62 in connection with the vesting of restricted stock awards. During the year ended March 31, 2020, the Company repurchased 19,865 shares at an aggregate cost of approximately $0.4 million and a weighted average price per share of $21.04 in connection with the vesting of restricted stock awards.

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

During the year ended March 31, 2021, the Company sold 2,810,541 shares of its common stock under the Equity ATM Program at a weighted-average price of $18.30 per share, raising $51.4 million of gross proceeds. Net proceeds were $50.4 million, after deducting commissions to the sales agents on shares sold. During the year ended March 31, 2020, the Company sold 1,231,432 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.71 per share, raising $26.7 million of gross proceeds. Net proceeds were $26.2 million, after deducting commissions to the sales agents on shares sold.

Cumulative to date, the Company has sold 4,305,629 shares of its common stock under the Equity ATM Program at a weighted-average price of $19.47, raising $83.8 million of gross proceeds. Net proceeds were $82.2 million after commissions to the sales agents on shares sold. As of March 31, 2021, the Company has $16.2 million available under the Equity ATM Program.

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

    During the year ended March 31, 2020, the Company repurchased a total of 794,180 shares at an average price of $11.57 per share, including commissions paid. The following table summarizes the Company’s share repurchases under the program for the years ended March 31, 2021 and 2020:

	Year Ended March 31,
Repurchases of Common Stock	2021	2020
Number of shares repurchased	—	794,180
Cost of shares repurchased, including commissions	$—	$9,209,154
Weighted average price per share	$—	$11.57
Net asset value per share at quarter end prior to repurchase	$—	$16.74
Weighted average discount to net asset value at quarter end prior to repurchase	—%	30.9%

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

    The following table summarizes the restricted stock available for issuance for the year ended March 31, 2021:

Restricted stock available for issuance as of March 31, 2020	579,932
Additional restricted stock approved under the plan	—
Restricted stock granted during the year ended March 31, 2021	(239,574)
Restricted stock forfeited during the year ended March 31, 2021	27,580
Restricted stock available for issuance as of March 31, 2021	367,938

    We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant, on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

    For the fiscal years ended March 31, 2021, 2020, and 2019, we recognized total share based compensation expense of $2.9 million, $2.9 million and $2.2 million, respectively, related to the restricted stock issued to our employees and officers.

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

    As of March 31, 2021, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $5.9 million, which will be amortized over the weighted-average vesting period of approximately 2.5 years.

    The following table summarizes the restricted stock outstanding as of March 31, 2021:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2019	454,027	$17.33	2.8
Granted	97,845	21.11	3.6
Vested	(172,136)	16.58	—
Forfeited	(20,150)	18.78	—
Unvested at March 31, 2020	359,586	$18.64	2.4
Granted	239,574	15.18	3.2
Vested	(141,804)	17.61	1.8
Forfeited	(27,580)	18.63	—
Unvested at March 31, 2021	429,776	$17.05	2.5

9.     OTHER EMPLOYEE COMPENSATION

    We established a 401(k) plan (“401K Plan”) effective October 1, 2015.  All full-time employees are eligible to participate in the 401K Plan.  The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility.  We made contributions to the 401K Plan of up to

4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the years ended March 31, 2021, 2020 and 2019, we made matching contributions of approximately $0.2 million, $0.2 million, and $0.1 million, respectively.

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

    The following tables set forth the Retirement Restoration Plan’s net pension benefit and benefit obligation amounts at March 31, 2021, 2020 and 2019, as well as amounts recognized in our Consolidated Statements of Assets and Liabilities at March 31, 2021 and 2020 (amounts in thousands):

	Years ended March 31,
	2021	2020	2019
Net pension cost
Interest cost on projected benefit obligation	$96	$111	$113
Net amortization	35	31	46
Net pension cost from restoration plan	$131	$142	$159

	Years ended March 31,
	2021	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$3,082	$3,073	$2,937
Interest cost	96	111	113
Actuarial loss	42	122	232
Benefits paid	(241)	(224)	(209)
Benefit obligation at end of year	$2,979	$3,082	$3,073

	Years ended March 31,
	2021	2020
Amounts recognized in our Consolidated Statements of Assets and Liabilities
Projected benefit obligation	$(2,979)	$(3,082)
Net actuarial loss recognized as a component of equity	1,098	1,091
Total	$(1,881)	$(1,991)

Accumulated benefit obligation	$(2,979)	$(3,082)

    The corridor approach is used to amortize the actuarial gains or losses based on 10% of the projected benefit obligation.

    The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years ended March 31,
	2021	2020	2019
Discount rate	2.75%	3.25%	3.75%

    The following assumptions were used in estimating the net periodic (income)/expense:

	Years ended March 31,
	2021	2020	2019
Discount rate	3.25%	3.75%	4.00%

    Following are the expected benefit payments for the next five years and in the aggregate for the years 2027-2031 (amounts in thousands):

	2022	2023	2024	2025	2026	2027-2031
Restoration Plan	$245	$241	$236	$230	$224	$1,012

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

		March 31,	March 31,
		2021	2020
Portfolio Company	Investment Type	(amounts in thousands)
Acceleration Partners, LLC	Delayed Draw Term Loan	$216	$—
AllOver Media, LLC	Revolving Loan	2,000	—
American Nuts Operations LLC	Term Loan C	384	384
Broad Sky Networks LLC	Revolving Loan	2,000	—
Central Medical Supply LLC	Revolving Loan	1,200	—
Central Medical Supply LLC	Delayed Draw Capex Term Loan	1,400	—
CityVet Inc.	Delayed Draw Term Loan	6,750	—
Clickbooth.com, LLC	Revolving Loan	1,086	—
Danforth Advisors, LLC	Revolving Loan	—	500
Dynamic Communities, LLC	Revolving Loan	500	500
Electronic Transaction Consultants LLC	Revolving Loan	3,704	—
Environmental Pest Service Management Company, LLC	Delayed Draw Term Loan	—	525
ESCP DTFS Inc.	Delayed Draw Term Loan	—	5,250
Fast Sandwich, LLC	Revolving Loan	3,100	4,150
GrammaTech, Inc.	Revolving Loan	2,500	—
Ian, Evan, & Alexander Corporation	Revolving Loan	2,000	—
ITA Holdings Group, LLC	Revolving Loan	2,000	2,000
Klein Hersh, LLC	Revolving Loan	938	—
Mako Steel LP	Revolving Loan	1,226	—
NinjaTrader, LLC	Revolving Loan	1,500	400
NinjaTrader, LLC	Delayed Draw Term Loan	2,655	—
Roseland Management, LLC	Revolving Loan	1,500	1,500
RTIC Subsidiary Holdings LLC	Revolving Loan	767	—
Total unused commitments to extend financing		$37,426	$15,209

    As of March 31, 2021, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2021 and 2020, the Company had $3.5 million and $3.4 million, respectively, in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.1 million expire in May 2022 and $0.4 million expire in July 2021. As of March 31, 2021 and 2020, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

    Total lease expense incurred for each of the three years ended March 31, 2021, 2020 and 2019 was $0.2 million. As of March 31, 2021, the asset related to the operating lease was $0.2 million and the lease liability was $0.2 million. As of March 31, 2021, the remaining lease term was 0.8 years and the discount rate was 2.69%.

    The following table shows future minimum payments under the Company's operating lease as of March 31, 2021 (in thousands):

Year ending March 31,	Rent Commitment
2022	$248
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total	$248

In March 2021, the Company executed an agreement to lease new office space, which is expected to commence during the third quarter of fiscal year 2022. The office space will be approximately 13,373 square feet. This lease will be classified as an operating lease and has a term of approximately 10 years.

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

12.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2021 and 2020 (in thousands except per share amounts):

	First	Second	Third	Fourth
2021	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$6,819	$8,319	$8,517	$8,016	$31,671
Net realized (loss) gain on investments, net of tax	(5,547)	(1,279)	(127)	(1,583)	(8,536)
Net change in unrealized appreciation (depreciation) on investments, net of tax	7,605	9,636	7,271	4,243	28,755
Realized losses on extinguishment of debt	—	(286)	(262)	(459)	(1,007)
Net increase in net assets from operations	8,877	16,390	15,399	10,217	50,883
Pre-tax net investment income per share	0.40	0.44	0.52	0.44	1.79
Net investment income per share	0.38	0.45	0.45	0.39	1.66
Net increase (decrease) in net assets from operations per share	0.49	0.88	0.80	0.50	2.67

	First	Second	Third	Fourth
2020	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$7,360	$6,815	$7,114	$6,943	$28,232
Net realized gain (loss) on investments	1,217	283	40,818	(87)	42,231
Net change in unrealized depreciation on investments, net of tax	(1,864)	(4,369)	(54,765)	(31,816)	(92,814)
Net increase (decrease) in net assets from operations	6,713	2,729	(6,833)	(24,960)	(22,351)
Pre-tax net investment income per share	0.44	0.42	0.44	0.40	1.68
Net investment income per share	0.42	0.38	0.39	0.37	1.57
Net increase (decrease) in net assets from operations per share	0.38	0.15	(0.38)	(1.34)	(1.24)

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

    During the year ended March 31, 2021, we did not receive any management fees from our portfolio companies. During the years ended March 31, 2020 and 2019, we received management and other fees from certain of our portfolio companies totaling $0.2 million and $0.3 million, respectively, which were recognized as fees and other income on the Consolidated Statements of Operations. During the year ended March 31, 2020, we received a transaction fee of $1.2 million in connection with the sale of Media Recovery, Inc. Additionally, as of March 31, 2021 and 2020, we had dividends receivable from I-45 SLF LLC of $1.5 million and $2.1 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

14.     SUBSEQUENT EVENTS

    On April 21, 2021, the Board of Directors declared a total dividend of $0.53 per share, comprised of a regular dividend of $0.43 and a supplemental dividend of $0.10, for the quarter ended June 30, 2021. The record date for the dividend is June 15, 2021. The payment date for the dividend is June 30, 2021.

15.     SELECTED PER SHARE DATA AND RATIOS

    The following presents a summary of the selected per share data for the years ended March 31, 2017 through 2021 (in thousands except per share amounts):

	Years Ended March 31,
Per Share Data:	2021	2020	2019	2018	2017
Investment income[1]	$3.57	$3.45	$3.10	$2.18	$1.48
Operating expenses[1]	(1.78)	(1.76)	(1.62)	(1.16)	(0.87)
Income taxes[1]	(0.13)	(0.12)	(0.06)	(0.01)	(0.11)
Net investment income[1]	1.66	1.57	1.42	1.01	0.50
Net realized (loss) gain, net of tax[1]	(0.45)	2.35	1.24	0.10	0.50
Net change in unrealized appreciation (depreciation) on investments, net of tax[1]	1.51	(5.16)	(0.68)	1.34	0.49
Realized losses on extinguishment of debt[1]	(0.05)	—	—	—	—
Total increase (decrease) from investment operations	2.67	(1.24)	1.98	2.45	1.49
Dividends to shareholders	(2.05)	(2.75)	(2.27)	(0.99)	(0.79)
Spin-off Compensation Plan distribution, net of tax	—	—	—	(0.03)	(0.08)
Exercise of employee stock options[2]	—	—	(0.12)	0.01	(0.09)
(Issuance) forfeiture of restricted stock[3]	(0.16)	(0.06)	(0.23)	(0.18)	(0.15)
Accretive (dilutive) effect of share issuances and repurchases	0.30	0.45	0.06	(0.04)	—
Share based compensation expense	0.14	0.16	0.13	0.11	0.08
Common stock withheld for payroll taxes upon vesting of restricted stock	—	—	(0.01)	(0.01)	—
Repurchase of common stock	—	0.15	—	—	—
Net change in pension plan funded status	—	(0.01)	(0.01)	(0.05)	—
Other[4]	(0.02)	(0.19)	0.01	0.01	—
Increase (decrease) in net asset value	0.88	(3.49)	(0.46)	1.28	0.46
Net asset value
Beginning of year	15.13	18.62	19.08	17.80	17.34
End of year	$16.01	$15.13	$18.62	$19.08	$17.80
Ratios and Supplemental Data
Ratio of operating expenses to average net assets	11.51%	9.87%	8.61%	6.35%	4.95%
Ratio of net investment income to average net assets	10.74%	8.77%	7.53%	5.51%	2.83%
Portfolio turnover	18.81%	22.76%	23.38%	25.42%	23.57%
Total investment return[5]	118.56%	(37.52)%	38.34%	6.61%	27.88%
Total return based on change in NAV[6]	19.37%	(3.97)%	9.49%	12.75%	7.21%
Per share market value at end of year	$22.16	$11.42	$21.04	$17.02	$16.91
Weighted-average basic shares outstanding	19,060	18,000	16,727	16,074	15,825
Weighted-average fully diluted shares outstanding	19,060	18,000	16,734	16,139	15,877
Common shares outstanding at end of year	21,005	17,998	17,503	16,162	16,011

1Based on weighted-average basic shares outstanding for the period.
2Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.
3Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.
4Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end. The balance increases with the increase in variability of shares outstanding throughout the year due to share issuance and repurchase activity.
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

16.     SIGNIFICANT SUBSIDIARIES

I-45 SLF LLC

    In September 2015, we entered into a limited liability company agreement with Main Street Capital Corporation ("Main Street") to form I-45 SLF LLC (the "Initial I-45 LLC Agreement"). I-45 SLF LLC began investing in UMM syndicated senior secured loans during the quarter ended December 31, 2015. The initial equity capital commitment to I-45 SLF LLC totaled $85.0 million, consisting of $68.0 million from CSWC and $17.0 million from Main Street. On April 30, 2020, pursuant to the terms of the Initial I-45 LLC Agreement, each of CSWC and Main Street made an additional equity capital commitment of $12.8 million and $3.2 million, respectively, which resulted in a total equity capital commitment to I-45 SLF LLC of $80.8 million and $20.2 million, respectively. On March 25, 2021, I-45 SLF LLC declared a return of capital dividend to its members in the amount of $10.0 million. As of March 31, 2021, total funded equity capital totaled $91.0 million, consisting of $72.8 million from CSWC and $18.2 million from Main Street. CSWC owns 80% of I-45 SLF LLC and has a profits interest of 76.2625% as of March 31, 2021, while Main Street owns 20% and currently has a profits interest of 23.7375% as of March 31, 2021. I-45 SLF LLC’s Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street.

On March 11, 2021, the Company and Main Street entered into the Second Amended and Restated Limited Liability Company Operating Agreement (the "Amendment"), which increased the current profits interest that is allocated to the Company on a pro rata basis from (a) 75.6% to (b) an amount equal to: (i) 76.26250% as of the date of the Amendment through the quarter ended March 31, 2021; (ii) 76.9250% for quarter ended June 30, 2021; (iii) 77.58750% for the quarter ended September 30, 2021; and (iv) 78.250% for the quarter ended December 31, 2021 and periods thereafter.

    As of March 31, 2021 and 2020, I-45 SLF LLC had total assets of $177.8 million and $177.8 million, respectively. I-45 SLF LLC had approximately $164.4 million and $170.9 million of credit investments at fair value as of March 31, 2021 and 2020, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of March 31, 2021, approximately $13.1 million of the credit investments were unsettled trades. As of March 31, 2020, none of the credit investments were unsettled trades. For the years ended March 31, 2021 and 2020, I-45 SLF LLC declared total dividends of $18.7 million, $10 million of which was the return of capital dividend described above, and $12.7 million, respectively.

    Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. The I-45 credit facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity.  Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022 and to reduce the interest rate on borrowings to LIBOR plus 2.4% per annum. In November 2019, the I-45 credit facility was amended to extend the maturity to November 2024 and to reduce the interest rate on borrowings to LIBOR plus 2.25% per annum. On April 30, 2020, the I-45 credit facility was amended to permanently reduce the facility amount through a prepayment of $15.0 million and to change the minimum utilization requirements. In March 2021, the I-45 credit facility was amended to extend the maturity to March 25, 2026 and to reduce the interest rate on borrowings to LIBOR plus 2.15%. Under the I-45 credit facility, $91.0 million has been drawn as of March 31, 2021.

    At March 31, 2021, our investment in I-45 SLF LLC exceeded the 10% threshold in at least one of the tests under Rule 4-08(g) and exceeded the 20% threshold in at least one of the tests under Rule 3-09 of Regulation S-X. Accordingly, we have included as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 the financial statements of I-45 SLF LLC. Below is certain summarized financial information for I-45 SLF LLC as of March 31, 2021 and 2020 and for the years ended March 31, 2021, 2020 and 2019 (amounts in thousands):

	March 31, 2021	March 31, 2020
Selected Balance Sheet Information:
Investments, at fair value (cost $170,791 and $207,768)	$164,351	$170,860
Cash and cash equivalents	10,419	3,739
Due from broker	152	38
Deferred financing costs	2,301	2,095
Interest receivable	553	1,076
Total assets	$177,776	$177,808

Senior credit facility payable	$91,000	$125,000
Payable for unsettled transactions	13,072	—
Other liabilities	2,131	3,029
Total liabilities	$106,203	$128,029
Members’ equity	71,573	49,779
Total liabilities and net assets	$177,776	$177,808

	Years Ended March 31,
	2021	2020	2019
Selected Statement of Operations Information:
Total revenues	$13,930	$20,300	$21,397
Total expenses	(4,565)	(8,045)	(8,759)
Net investment income	9,365	12,255	12,638
Net unrealized appreciation (depreciation)	30,467	(32,394)	(6,647)
Net realized (losses) gains	(15,313)	603	400
Net increase (decrease) in members’ equity resulting from operations	$24,519	$(19,536)	$6,391

Below is a listing of the individual loans in I-45 SLF LLC’s portfolio as of March 31, 2021 and 2020:

I-45 SLF LLC Loan Portfolio as of March 31, 2021

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate[1]	Principal	Cost[2]	Fair Value[3]
AAC New Holdco Inc.	Healthcare services	First Lien	6/25/2025	10.00%, 8.00% PIK	$1,752	$1,752	$1,743
		304,075 shares common stock	—	—	—	1,449	1,449
		Warrants (Expiration - December 11, 2025)	—	—	—	482	482
ADS Tactical	Aerospace & defense	First Lien	3/19/2026	L+5.75% (Floor 1.00%)	6,731	6,596	6,697
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	6/8/2023	L+6.50% (Floor 1.00%)	6,759	6,698	3,590
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	12/31/2023	L+6.25%, 1.50% PIK (Floor 1.00%)	4,464	4,462	4,084
California Pizza Kitchen, Inc.	Restaurants	First Lien	11/23/2024	L+10.00% (Floor 1.50%)	937	913	936
		First Lien Rolled Up	11/23/2024	1.00%, L+11.00% PIK (Floor 1.50%)	1,039	1,035	1,033
		Second Lien	5/23/2025	1.00%, L+12.50% PIK (Floor 1.50%)	1,141	1,141	1,115
		67,841 shares common stock	—	—	—	1,845	1,845
Corel	Software & IT services	First Lien	7/2/2026	L+5.00%	7,030	6,834	7,008
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.25%	4,900	4,867	4,888
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	6,848	6,816	6,839
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+6.00% (Floor 1.00%)	6,122	6,049	6,091
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,880	2,870	2,741
Integro Parent Inc.	Business services	First Lien	10/28/2022	L+5.75% (Floor 1.00%)	3,253	3,226	3,201
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	5,735	5,712	5,748
Inventus Power, Inc.	Technology Products & Components	First Lien	3/29/2024	L+5.00% (Floor 1.00%)	7,000	6,930	6,930
Isagenix International, LLC	Consumer products & retail	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	1,823	1,812	1,376

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate[1]	Principal	Cost[2]	Fair Value[3]
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,706	4,680	4,700
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	L+7.25% (Floor 1.00%)	6,305	6,255	6,305
Lift Brands, Inc.	Consumer services	Tranche A	6/29/2025	L+7.5% (Floor 1.00%)	2,521	2,521	2,370
		Tranche B	6/29/2025	9.50% PIK	531	531	424
		Tranche C	6/29/2025	—	565	565	452
		1,051 shares common stock	—	—	—	749	749
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	3,453	3,418	3,419
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	5,890	5,863	5,683
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+7.00%, 2.50% PIK (Floor 1.00%)	3,686	3,633	3,152
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.00% (Floor 1.00%)	4,625	4,570	4,533
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,738	2,714	2,468
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,845	4,795	4,836
PaySimple, Inc.	Software & IT services	Delayed Draw Term Loan	8/23/2025	L+5.50%	1,369	1,346	1,365
		First Lien	8/23/2025	L+5.50%	4,220	4,174	4,209
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,760	4,750	4,641
PT Network, LLC	Healthcare products	First Lien	11/30/2023	L+5.50%, 2.00% PIK (Floor 1.00%)	4,465	4,465	4,465
Research Now Group, Inc.	Business Services	First Lien	12/20/2025	L+5.50% (Floor 1.00%)	4,987	4,987	4,950
Signify Health, LLC	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,044	5,017	5,064
Tacala, LLC	Consumer products & retail	Second Lien	2/7/2028	L+7.50% (Floor 0.75%)	5,000	4,989	5,002
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+6.25% (Floor 1.00%)	3,816	3,808	3,358
		First Lien - Term Loan B	4/28/2022	L+6.25% (Floor 1.00%)	949	947	835
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500	2,479	2,483
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	5,802	5,785	5,824

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate[1]	Principal	Cost[2]	Fair Value[3]
UniTek Global Services, Inc.	Telecommunications	First Lien	8/20/2024	L+5.50%, 1.00% PIK (Floor 1.00%)	2,736	2,721	2,480
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.50% (Floor 1.00%)	5,200	5,172	4,829
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,805	3,760	3,672
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,634	4,608	4,287
Total Investments						$170,791	$164,351

1Represents the interest rate as of March 31, 2021. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“Prime”) which reset daily, monthly, quarterly, or semiannually.  For each the Company has provided the spread over LIBOR or Prime in effect at March 31, 2021.  Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
2Represents amortized cost.
3Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of the Joint Venture. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

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

SCHEDULE 12-14

Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2020	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2021
Control Investments
I-45 SLF LLC	80% LLC equity interest	$6,609	$39,760	$12,800	$(8,000)	$—	$12,598	$57,158
Total Control Investments		$6,609	$39,760	$12,800	$(8,000)	$—	$12,598	$57,158

Affiliate Investments
Central Medical Supply LLC	Revolving loan	$23	$—	$275	$—	$—	$1	$276
	First lien	612	—	7,371	—	—	(463)	6,908
	Delayed Draw Term Loan	16	—	75	—	—	17	92
	875,000 Preferred Units	—	—	875	—	—	(234)	641
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	3,110	—	—	—	(1,767)	1,343
Delphi Behavioral Health Group, LLC	First lien	163	—	1,414	—	—	(16)	1,398
	First lien	153	—	1,581	—	—	(81)	1,500
	1,681.04 Common Units	—	—	3,615	—	—	—	3,615
Dynamic Communities, LLC	Revolving loan	4	—	1	—	—	(1)	—
	First lien	1,235	9,928	465	(140)	—	(287)	9,966
	Senior subordinated debt	29	—	372	—	—	—	372
	2,000,000 Preferred units	—	1,850	—	—	—	(576)	1,274
GrammaTech, Inc.	Revolving loan	200	2,460	9	(2,500)	—	31	—
	First lien	1,142	11,316	35	—	—	69	11,420
	1,000 Class A Units	—	1,000	—	—	—	208	1,208

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2020	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2021
ITA Holdings Group, LLC	Revolving loan	66	—	2,207	(2,200)	—	(7)	—
	First lien - Term Loan	965	9,900	86	—	—	75	10,061
	First lien - Term B Loan	636	5,136	43	—	—	(78)	5,101
	First Lien - PIK Note A	337	2,233	333	—	—	64	2,630
	First Lien - PIK Note B	10	88	9	—	—	6	103
	Warrants	—	2,762	—	—	—	206	2,968
	9.25% Class A membership interest	33	2,099	—	—	—	433	2,532
Roseland Management, LLC	Revolving loan	15	500	2	(500)	—	(2)	—
	First lien	244	10,369	7	(10,368)	—	(8)	—
	10,000 Class A Units	—	1,334	—	(1,334)	—	—	—
SIMR, LLC	First lien	2,410	11,190	2,005	—	—	(1,092)	12,103
	9,374,510.2 Class B Common units	—	1,742	—	—	—	(1,742)	—
Sonobi, Inc.	First lien	447	—	8,344	—	—	156	8,500
	500,000 Class A Common Units	—	—	500	—	—	735	1,235
Zenfolio Inc.	Revolving loan	53	1,888	1	(1,844)	—	(45)	—
	First lien	384	13,127	21	(12,821)	—	(327)	—
	190 shares of common stock	—	—	—	(272)	(1,628)	1,900	—
Total Affiliate Investments		$9,177	$92,032	$29,646	$(31,979)	$(1,628)	$(2,825)	$85,246
Total Control & Affiliate Investments		$15,786	$131,792	$42,446	$(39,979)	$(1,628)	$9,773	$142,404

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

    We completed an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective to provide the reasonable assurance described above. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Shareholder Transaction Expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	—%

Annual Expenses (as a percentage of net assets attributable to common stock for the fiscal year ended March 31, 2021):
Operating expenses	4.76%	(4)
Interest payments on borrowed funds	5.41%	(5)
Income tax expense	0.73%	(6)
Acquired fund fees and expenses	1.54%	(7)
Total annual expenses	12.44%

(1)In the event that our securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2)In the event that we conduct an offering of our securities, a corresponding prospectus supplement will disclose the estimated offering expenses.
(3)The expenses of administering our dividend reinvestment plan (“DRIP”) are included in operating expenses. The DRIP does not allow shareholders to sell shares through the DRIP. If a shareholder wishes to sell shares they would be required to select a broker of their choice and pay any fees or other costs associated with the sale.
(4)Operating expenses in this table represent the estimated annual operating expenses of CSWC and its consolidated subsidiaries based on actual operating expenses for the year ended March 31, 2021. We do not have an investment adviser and are internally managed by our executive officers under the supervision of our board of directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.
(5)Interest payments on borrowed funds represents our estimated annual interest payments based on actual interest rate terms under our Credit Facility, our anticipated drawdowns from our Credit Facility, the 5.375% Notes due 2024 (the “October 2024 Notes”) and the 4.50% Notes due 2026 (the "January 2026 Notes"). As of March 31, 2021, we had $120.0 million outstanding under our Credit Facility, $125.0 million in aggregate principal of our October 2024 Notes outstanding and $140.0 million in aggregate principal of our January 2026 Notes outstanding. Any future issuances of debt securities will be made at the discretion of management and our board of directors after evaluating the investment opportunities and economic situation of the Company and the market as a whole.
(6)Income tax expense relates to the accrual of (a) deferred and current tax provision (benefit) for U.S. federal income taxes and (b) excise, state and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Income tax expense represents the estimated annual income tax expense of CSWC and its consolidated subsidiaries based actual income tax expense for the year ended March 31, 2021. Effective December 31, 2020, Capital Southwest Management Corporation, a wholly owned subsidiary of and management company for CSWC ("CSMC"), merged with and into CSWC, with CSWC continuing as the surviving entity of the merger. As a result of the foregoing, the calendar year ended December 31, 2020 is the last year in which CSWC will incur tax expense or benefit relating to CSMC. As such, the deferred tax asset of $1.8 million was written off for the fiscal year ended March 31, 2021 and we recognized a U.S. federal income tax expense relating thereto.
(7)Acquired fund fees and expenses represent the estimated indirect expense incurred due to our investment in the I-45 Senior Loan Fund based upon the actual amount incurred for the fiscal year ended March 31, 2021.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming 5.0% annual return	$124	$346	$536	$900

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
PART III

Item 10.     Directors, Executive Officers and Corporate Governance

    The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2021 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2021, and is incorporated herein by reference.

Item 11.     Executive Compensation

    The information required by this Item 11 will be contained in the definitive proxy statement relating to our 2021 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2021, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

    The information required by this Item 12 will be contained in the definitive proxy statement relating to our 2021 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2021, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

    The information required by this Item 13 will be contained in the definitive proxy statement relating to our 2021 annual meeting of shareholders under the headings of “Certain Relationships and Related Transactions” and “Corporate Governance” to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2021, and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

    The information required by this Item 14 will be contained in the definitive proxy statement relating to our 2021 annual meeting of shareholders under the heading of “Ratification and Appointment of Independent Registered Public Accounting Firm for the Year Ended March 31, 2021” to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2021, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.          Consolidated Financial Statements

2.           Consolidated Financial Statement Schedule

Page
Schedule of Investments in and Advances to Affiliates for the Year Ended March 31, 2021	136

3.           Exhibits

Exhibit No.	Description
2.1	Distribution Agreement, dated September 8, 2015, between the Company and CSW Industrials, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 814-00061) filed on September 14, 2015).

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

4.4	Form of 5.375% Notes due 2024 (incorporated by reference to Exhibit 4.3 of Form 8-K (File No. 814-00061) filed on September 27, 2019).

4.5
Third Supplemental Indenture, dated as of December 29, 2020, relating to the 4.50% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 29, 2020).

Exhibit No.	Description
4.6	Form of Global Note with respect to the 4.50% Notes due 2026 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 29, 2020).

4.7	Dividend Reinvestment Plan (incorporated by reference Exhibit (e) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

4.8
Description of Capital Southwest Corporation's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to Form 10-K (File No. 814-00061) filed on June 2, 2021).

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

10.23+	Form of Amended and Restated Cash Incentive Award Agreement (Executive Compensation Plan) (incorporated by reference to Exhibit 10.13 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.24	Limited Liability Company Operating Agreement of I-45 SLF LLC, dated September 9, 2015 (incorporated by reference to Exhibit 10.14 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.25
Second Amended and Restated Limited Liability Company Operating Agreement of I-45 SLF LLC, dated March 11, 2021 (incorporated by reference to Exhibit 1.1 to Form 8-K (File No. 814-00061) filed March 12, 2021).

10.26
Guarantee, Pledge and Security Agreement dated August 30, 2016, among the Company, the subsidiary guarantors thereto, ING Capital LLC, and each financing agent and designated indebtedness holder thereto (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed on September 2, 2016).

10.27
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

10.28
Senior Secured Revolving Credit Agreement dated August 30, 2016, among the Company, the lenders party thereto, ING Capital LLC and Texas Capital Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on September 2, 2016).

10.29
Amended and Restated Senior Secured Revolving Credit Agreement dated as of December 21, 2018 among Capital Southwest Corporation, as Borrower, the Lenders party hereto, ING Capital LLC, as Administrative Agent, Arranger and Bookrunner and Texas Capital Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on December 21, 2018).

10.30
Amendment No. 1 to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 10, 2020, by and among Capital Southwest Corporation, as Borrower, the lenders from time to time party thereto and ING Capital LLC, as Administrative Agent, and Texas Capital Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on December 10, 2020).

10.31
Incremental Assumption Agreement, dated August 18, 2017, among the Company, ING Capital LLC and LegacyTexas Bank (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.32
Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated November 16, 2017, among the Company, the lenders party thereto, ING Capital LLC and the subsidiary guarantors thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on November 17, 2017).

10.33
Incremental Assumption Agreement, dated April 16, 2018, among the Company, ING Capital LLC and Hitachi Capital America Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on April 17, 2018).

10.34
Incremental Assumption Agreement, dated as of May 11, 2018 among Capital Southwest Corporation, as Borrower, and ING Capital LLC, as Administrative Agent and Increasing Lender (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on May 14, 2018).

10.35
Incremental Assumption Agreement dated as of May 23, 2019 among Capital Southwest Corporation, as Borrower, ING Capital LLC, as Administrative Agent, and Mutual of Omaha Bank, as Assuming Lender (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on May 23, 2019).

10.36
Incremental Assumption Agreement dated as of March 19, 2020 among Capital Southwest Corporation, as Borrower, ING Capital LLC, as Administrative Agent, and Hancock Whitney Bank, as Assuming Lender (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on March 19, 2020).

Exhibit No.	Description
10.37
Incremental Commitment Agreement, dated as of December 10, 2020, by and among Capital Southwest Corporation, ING Capital LLC, and Texas Capital Bank (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed on December 10, 2020).

10.38
Master Reimbursement Agreement, dated as of May 9, 2018, by and between Capital Southwest Corporation, as Borrower, and ING Capital LLC, as Issuer (incorporated by reference to Exhibit 10.40 to Form 10-K (File No. 814-00061) filed on June 5, 2018).

10.39
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

10.41
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

10.44
Form of Equity Distribution Agreement, dated February 4, 2020, between the Company and each of JMP Securities LLC and B. Riley FBR, Inc., respectively (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed on February 4, 2020).

14	Code of Ethics (incorporated by reference to Exhibit (r) to Registration Statement on Form N-2 (Reg. No 333-220385) filed on September 8, 2017).

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – RSM US LLP (relating to the Company Consolidated Financial Statements).

23.2*	Consent of Independent Auditor – RSM US LLP (relating to I-45 SLF LLC).

31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*^	Certification of President and Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1*	Audited Consolidated Financial Statements of I-45 SLF LLC as of March 31, 2021 and 2020 and for the years ended March 31, 2021, 2020 and 2019.

99.2*	Report of RSM US LLP on Senior Securities Table for years ended March 31, 2021, 2020, 2019 and 2018.

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

Date:  May 26, 2021

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

    Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David R. Brooks	Chairman of the Board	May 26, 2021
David R. Brooks

/s/ Christine S. Battist	Director	May 26, 2021
Christine S. Battist

/s/ Jack D. Furst	Director	May 26, 2021
Jack D. Furst

/s/ T. Duane Morgan	Director	May 26, 2021
T. Duane Morgan

/s/ Ramona Rogers-Windsor	Director	May 26, 2021
Ramona Rogers-Windsor

/s/ William R. Thomas	Director	May 26, 2021
William R. Thomas

/s/ Bowen S. Diehl	President and Chief Executive Officer	May 26, 2021
Bowen S. Diehl

/s/ Michael S. Sarner	Chief Financial Officer	May 26, 2021
Michael S. Sarner	(Chief Financial/Accounting Officer)