Form 10-Q
period 2021-06-30
CAPITAL SOUTHWEST CORP
filed 2021-08-03
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

22,199,952 shares of Common Stock, $0.25 value per share, as of July 30, 2021.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	June 30,	March 31,
	2021	2021
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $639,438 and $540,556, respectively)	$651,940	$546,028
Affiliate investments (Cost: $90,848 and $90,201, respectively)	85,435	85,246
Control investments (Cost: $76,000 and $72,800, respectively)	61,272	57,158
Total investments (Cost: $806,286 and $703,557, respectively)	798,647	688,432
Cash and cash equivalents	16,543	31,613
Receivables:
Dividends and interest	11,197	10,533
Escrow	975	1,150
Other	5,107	171
Income tax receivable	15	155
Debt issuance costs (net of accumulated amortization of $3,813 and $3,582, respectively)	2,416	2,246
Other assets	1,148	1,284
Total assets	$836,048	$735,584

Liabilities
October 2024 Notes (Par value: $125,000 and $125,000, respectively)	$123,041	$122,879
January 2026 Notes (Par value: $140,000 and $140,000, respectively)	138,504	138,425
Credit facility	190,000	120,000
Other liabilities	9,378	11,655
Accrued restoration plan liability	2,937	2,979
Income tax payable	117	50
Deferred tax liability	3,976	3,345
Total liabilities	467,953	399,333

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 24,539,464 shares at June 30, 2021 and 23,344,836 shares at March 31, 2021	6,135	5,836
Additional paid-in capital	384,379	356,447
Total distributable earnings (loss)	1,518	(2,095)
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	368,095	336,251
Total liabilities and net assets	$836,048	$735,584
Net asset value per share (22,199,952 shares outstanding at June 30, 2021 and 21,005,324 shares outstanding at March 31, 2021)	$16.58	$16.01

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended
	June 30,
	2021	2020
Investment income:
Interest income:
Non-control/Non-affiliate investments	$13,953	$10,069
Affiliate investments	1,648	2,576
Control investments	—	—
Dividend income:
Non-control/Non-affiliate investments	1,060	183
Affiliate investments	—	—
Control investments	1,597	1,774
Interest income from cash and cash equivalents	1	3
Fees and other income	320	559
Total investment income	18,579	15,164
Operating expenses:
Compensation	1,432	1,720
Share-based compensation	1,076	612
Interest	4,955	4,328
Professional fees	701	570
General and administrative	976	765
Total operating expenses	9,140	7,995
Income before taxes	9,439	7,169
Federal income, excise and other taxes	200	210
Deferred taxes	196	140
Total income tax expense	396	350
Net investment income	$9,043	$6,819
Realized (loss) gain
Non-control/Non-affiliate investments	$(952)	$(5,547)
Affiliate investments	—	—
Control investments	—	—
Total net realized loss on investments, net of tax	(952)	(5,547)
Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	7,030	6,905
Affiliate investments	(458)	(2,967)
Control investments	914	4,191
Income tax (provision) benefit	(435)	(524)
Total net unrealized appreciation (depreciation) on investments, net of tax	7,051	7,605
Net realized and unrealized gains on investments	6,099	2,058
Net increase in net assets from operations	$15,142	$8,877

Pre-tax net investment income per share - basic and diluted	$0.45	$0.40
Net investment income per share – basic and diluted	$0.43	$0.38
Net increase in net assets from operations – basic and diluted	$0.71	$0.49
Weighted average shares outstanding – basic and diluted	21,201,884	18,147,888

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	2021	2020

Net assets, March 31	$336,251	$272,222
Operations:
Net investment income	9,043	6,819
Net realized (loss) gain on investments	(952)	(5,547)
Net unrealized appreciation (depreciation) on investments, net of tax	7,051	7,605
Net increase in net assets from operations	15,142	8,877
Dividends to shareholders ($0.53 and $0.51 per share, respectively)	(11,528)	(9,480)
Capital share transactions:
Change in restoration plan liability	9	9
Issuance of common stock	27,686	5,622
Share-based compensation expense	1,076	612
Common stock withheld for payroll taxes upon vesting of restricted stock	(541)	(3)
Increase in net assets	31,844	5,637
Net assets, June 30	$368,095	$277,859

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net increase in net assets from operations	$15,142	$8,877
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(107,285)	(37,757)
Proceeds from sales and repayments of debt investments in portfolio companies	4,120	7,624
Proceeds from sales and return of capital of equity investments in portfolio companies	1,632	—
Payment of accreted original issue discounts	41	14
Depreciation and amortization	502	453
Net pension benefit	(33)	(27)
Realized loss (gain) on investments before income tax	1,135	5,560
Net unrealized (appreciation) depreciation on investments before income tax	(7,486)	(8,129)
Accretion of discounts on investments	(688)	(519)
Payment-in-kind interest and dividends	(1,761)	(899)
Share-based compensation expense	1,076	612
Deferred income taxes	631	664
Changes in other assets and liabilities:
(Increase) decrease in dividend and interest receivable	(622)	462
Decrease in escrow receivables	209	493
Decrease (increase) in tax receivable	140	(200)
Increase in other receivables	(4,936)	(151)
Decrease in other assets	100	263
Increase (decrease) in taxes payable	67	(46)
Decrease in other liabilities	(2,277)	(193)
Net cash used in operating activities	(100,293)	(22,899)
Cash flows from financing activities
Proceeds from common stock offering	27,696	5,624
Borrowings under credit facility	70,000	28,000
Debt issuance costs paid	(404)	—
Dividends to shareholders	(11,528)	(9,480)
Common stock withheld for payroll taxes upon vesting of restricted stock	(541)	(3)
Net cash provided by financing activities	85,223	24,141
Net (decrease) increase in cash and cash equivalents	(15,070)	1,242
Cash and cash equivalents at beginning of period	31,613	13,744
Cash and cash equivalents at end of period	$16,543	$14,986
Supplemental cash flow disclosures:
Cash paid for income taxes	$—	$379
Cash paid for interest	4,539	2,996

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC NEW HOLDCO INC.	First Lien	Healthcare services	10.00%, 8.00% PIK	12/11/2020	6/25/2025	$8,144	$8,144	$7,899
	374,543 shares common stock		—	12/11/2020	—	—	2,198	2,198
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	1,785	1,785
							12,127	11,882
ACCELERATION PARTNERS, LLC[8,13]	First Lien	Media, marketing & entertainment	L+8.20% (Floor 1.00%)/Q, Current Coupon 9.20%	12/1/2020	12/1/2025	8,750	8,511	8,750
	Delayed Draw Term Loan[10]		L+8.20% (Floor 1.00%)/Q, Current Coupon 9.20%	12/1/2020	12/1/2025	3,125	3,048	3,125
	1,000 Preferred Units[9]		—	12/1/2020	—	—	1,000	1,000
	1,000 Class A Common Units[9]		—	12/1/2020	—	—	—	—
							12,559	12,875
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.50%	12/13/2018	12/13/2023	9,375	9,267	9,197
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.00% (Floor 1.75%)/Q, Current Coupon 8.75%	7/2/2018	7/2/2023	9,032	8,925	9,032
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	8/1/2017	2/1/2023	11,521	11,439	11,521
	Unsecured convertible note		6.00% PIK	7/15/2020	9/30/2024	173	173	173
	3.88% membership preferred interest		—	8/1/2017	—	—	2,500	2,810
							14,112	14,504
ALLOVER MEDIA, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	3/10/2021	3/10/2026	—	(38)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	3/10/2021	3/10/2026	13,000	12,753	13,000
							12,715	13,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	4/10/2018	4/10/2023	16,975	16,831	16,975
	First Lien - Term Loan C10		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	12/21/2018	4/10/2023	1,804	1,786	1,804
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	2,752
							21,617	21,531
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	First Lien[16]	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	9/21/2016	6/8/2023	5,915	5,865	2,597
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.00% (Floor 1.00%)/M, Current Coupon 10.00%	7/29/2016	12/31/2021	17,149	17,087	17,149
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/31/2018	8/31/2023	1,500	1,487	1,437
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/31/2018	8/31/2023	8,781	8,692	8,412
	Second Lien		13.25% PIK	8/31/2018	12/1/2023	4,373	4,330	4,040
	2,042 Common Units[9]		—	8/31/2018	—	—	750	356
							15,259	14,245
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.00% (Floor 1.00%)/M, Current Coupon 9.00%	3/9/2017	3/9/2022	10,618	10,580	10,618
	900,000 shares of common stock		—	3/9/2017	—	—	900	924
							11,480	11,542
BLASCHAK ANTHRACITE CORPORATION (FKA BLASCHAK COAL CORP.)	Second Lien- Term Loan[15]	Commodities & mining	L+11.00% (Floor 1.00%)/Q, 3.00% PIK, Current Coupon 15.00%	7/30/2018	7/30/2023	8,883	8,795	8,226
	Second Lien- Term Loan B15		L+11.00% (Floor 1.00%)/Q, 3.00% PIK, Current Coupon 15.00%	3/30/2020	7/30/2023	2,055	2,028	1,903
							10,823	10,129

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
BROAD SKY NETWORKS LLC[13]	Revolving Loan[10]	Telecommunications	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/11/2020	12/11/2025	500	456	496
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/11/2020	12/11/2025	14,963	14,690	14,843
	1,000,000 Series A Preferred units[9]		—	12/11/2020	—	—	1,000	1,000
							16,146	16,339
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+10.00% (Floor 1.50%)/Q, Current Coupon 11.50%	11/23/2020	11/23/2024	669	653	670
	First Lien Rolled Up		1.00%, L+11.00% PIK (Floor 1.50%)/Q, Current Coupon 13.50%	11/23/2020	11/23/2024	765	763	777
	Second Lien		1.00%, L+12.50% PIK (Floor 1.50%)/Q, Current Coupon 15.00%	11/23/2020	5/23/2025	843	843	854
	48,423 shares of common stock		—	11/23/2020	—	—	1,317	2,905
							3,576	5,206
CAMIN CARGO CONTROL, INC.	First Lien	Energy services (midstream)	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	6/2/2021	6/4/2026	6,000	5,941	5,941
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	12/21/2017	7/8/2023	8,854	8,841	8,854
CHEMISTRY RX HOLDINGS, LLC	First Lien	Specialty chemicals	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	3/15/2021	3/13/2026	8,000	7,848	7,984
CITYVET, INC.[13]	Delayed Draw Term Loan[10]	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	3/5/2021	3/5/2026	6,500	6,313	6,500
	271,739 Class A units[9]		—	3/5/2021	—	—	500	802
							6,813	7,302
CLICKBOOTH.COM, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)/Q	12/5/2017	1/31/2025	—	(5)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	12/5/2017	1/31/2025	18,406	18,202	18,406
							18,197	18,406

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
CRAFTY APES, LLC[8]	First Lien	Media, marketing & entertainment	L+6.46% (Floor 1.00%)/Q, Current Coupon 7.46%	6/9/2021	11/1/2024	10,000	9,901	9,901
	Delayed Draw Term Loan[10]		L+6.48% (Floor 1.00%)	6/9/2021	11/1/2024	—	—	—
							9,901	9,901
DANFORTH ADVISORS, LLC[13]	875 Class A equity units[9]	Business services	—	9/28/2018	—	—	875	3,012
DRIVEN, INC.	First Lien	Business services	L+8.00% (Floor 2.00%)/Q, Current Coupon 10.00%	6/28/2019	6/28/2024	5,790	5,713	5,790
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+9.25% (Floor 1.00%)/M, Current Coupon 10.25%	9/28/2016	8/26/2023	3,000	2,977	2,928
ELECTRONIC TRANSACTION CONSULTANTS LLC[13]	Revolving Loan[10]	Software & IT services	L+7.50% (Floor 1.00%)	7/24/2020	7/24/2025	—	(53)	—
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	7/24/2020	7/24/2025	10,000	9,852	9,850
	1,000 Class A units[9]		—	7/24/2020	—	—	1,000	1,204
							10,799	11,054
ESCP DTFS, INC.	First Lien - Term Loan A	Industrial services	L+6.50% (Floor 1.75%)/Q, Current Coupon 8.25%	1/31/2020	1/31/2025	5,350	5,274	4,986
	First Lien - Term Loan B		L+8.50% (Floor 1.75%)/Q, Current Coupon 10.25%	1/31/2020	1/31/2025	5,350	5,274	4,986
	Delayed Draw Term Loan B1		L+6.50% (Floor 1.75%), Current Coupon 8.25%	1/31/2020	1/31/2025	500	491	466
	Delayed Draw Term Loan B2		L+8.50% (Floor 1.75%), Current Coupon 10.25%	1/31/2020	1/31/2025	500	491	466
							11,530	10,904
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	5/23/2023	—	(29)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	5/24/2018	5/23/2023	3,339	3,314	3,095
							3,285	3,095
FLIP ELECTRONICS, LLC[8,13]	First Lien	Technology products & components	L+7.99% (Floor 1.00%)/M, Current Coupon 8.99%	1/4/2021	1/2/2026	15,500	15,190	15,500
	2,000,000 Common Units[9]		—	1/4/2021	—	—	2,000	3,099
							17,190	18,599

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC[13]	Revolving Loan[10]	Food, agriculture & beverage	L+6.50% (Floor 1.00%)	6/1/2021	6/1/2026	—	—	—
	First Lien		L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	6/1/2021	6/1/2026	5,000	4,901	4,901
	Delayed Draw Term Loan[10]		L+6.50% (Floor 1.00%)	6/1/2021	6/1/2026	—	(37)	—
	75,000 Class A Units[9]		—	6/1/2021	—	—	750	750
							5,614	5,651
GS OPERATING, LLC	First Lien	Distribution	L+6.50% (Floor 1.50%)/M, Current Coupon 8.00%	3/6/2020	2/24/2025	6,984	6,876	6,984
HYBRID APPAREL, LLC	Second Lien[15]	Consumer products & retail	L+8.25% (Floor 1.00%)/Q, Current Coupon 9.25%	6/30/2021	6/30/2026	15,750	15,435	15,435
IAN, EVAN, & ALEXANDER CORPORATION (DBA EVERWATCH)	Revolving Loan[10]	Aerospace & defense	L+8.50% (Floor 1.00%)	7/31/2020	7/31/2025	—	(33)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	7/31/2020	7/31/2025	9,543	9,378	9,543
							9,345	9,543
ICS DISTRIBUTION, LLC[8]	First Lien	Industrial services	L+8.47% (Floor 2.00%)/Q, Current Coupon 10.47%	10/31/2019	10/29/2024	20,500	20,143	20,274
JVMC HOLDINGS CORP.	First Lien	Financial services	L+7.25% (Floor 1.00%)/M, Current Coupon 8.25%	2/28/2019	2/28/2024	6,932	6,889	6,856
KLEIN HERSH, LLC	Revolving Loan[10]	Business services	L+7.50% (Floor 0.75%)/S	11/13/2020	11/13/2025	—	(16)	—
	First Lien		L+7.50% (Floor 0.75%)/S, Current Coupon 8.25%	11/13/2020	11/13/2025	14,625	14,361	14,625
							14,345	14,625
KMS, INC.[17]	First Lien[15]	Distribution	L+6.00% (Floor 1.00%)/Q, Current Coupon 7.00%	1/5/2021	11/23/2025	16,000	15,927	16,000
LANDPOINT HOLDCO, INC.	First Lien	Business services	L+11.00% (Floor 1.00%)/Q, Current Coupon 12.00%	12/30/2019	12/30/2024	18,675	18,394	17,088

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	11/15/2017	11/15/2023	11,394	11,294	11,394
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%)/Q, Current Coupon 11.00%	7/24/2020	11/15/2023	2,481	2,445	2,481
	142,278.89 units of Class A common stock[9]		—	11/15/2017	—	—	1,600	2,006
							15,339	15,881
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien	Environmental services	7.50%, L+1.50% PIK (Floor 2.00%)/Q, Current Coupon 11.00%	6/30/2017	6/30/2022	14,151	14,117	12,128
	25,603 shares of Series C preferred stock		—	8/13/2018	—	—	25	—
	396,825 shares of Series B preferred stock		—	6/30/2017	—	—	500	—
							14,642	12,128
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor 0.75%)/Q, Current Coupon 8.00%	3/15/2021	3/13/2026	962	927	942
	First Lien		L+7.25% (Floor 0.75%)/Q, Current Coupon 8.00%	3/15/2021	3/13/2026	8,093	7,939	7,923
							8,866	8,865
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan[10]	Healthcare services	L+8.00% (Floor 1.00%)	5/14/2021	5/14/2026	—	(97)	—
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	5/14/2021	5/14/2026	15,000	14,706	14,706
	Delayed Draw Term Loan[10]		L+8.00% (Floor 1.00%)	5/14/2021	5/14/2026	—	(97)	—
							14,512	14,706
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial services	L+6.75% (Floor 1.50%)	12/18/2019	12/18/2024	—	(5)	—
	First Lien		L+6.75% (Floor 1.50%)/Q, Current Coupon 8.25%	12/18/2019	12/18/2024	19,250	18,809	19,250
	Delayed Draw Term Loan[10]		L+6.75% (Floor 1.50%)/Q	12/31/2020	12/18/2024	—	(33)	—
	2,000,000 Preferred Units[9]		—	12/18/2019	—	—	2,000	8,115
							20,771	27,365

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
NWN PARENT HOLDINGS, LLC	Revolving Loan[10]	Software & IT services	L+6.50% (Floor 1.00%)	5/7/2021	5/7/2026	—	(35)	—
	First Lien		L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	5/7/2021	5/7/2026	13,167	12,909	12,909
							12,874	12,909
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	12/8/2017	12/20/2025	10,500	10,000	10,426
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	500	483	500
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	14,234	14,086	14,234
	13,811 Class A Units		—	11/9/2018	—	—	1,381	1,720
							15,950	16,454
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	L+7.75% (Floor 1.25%)	9/1/2020	9/1/2025	—	(11)	—
	First Lien		L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	7,092	7,015	7,092
							7,004	7,092
SCRIP INC.[8]	First Lien	Healthcare products	L+9.62% (Floor 2.00%)/M, Current Coupon 11.62%	3/21/2019	3/21/2024	16,750	16,446	16,750
	100 shares of common stock		—	3/21/2019	—	—	1,000	1,264
							17,446	18,014
SHEARWATER RESEARCH, INC.[9]	Revolving Loan[10]	Consumer products & retail	L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(47)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 7.25%	4/30/2021	4/30/2026	13,863	13,594	13,594
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(32)	—
	1,200,000 Class A Preferred Units		—	4/30/2021	—	—	978	978
	40,000 Class A Common Units		—	4/30/2021	—	—	33	33
							14,526	14,605

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
STUDENT RESOURCE CENTER, LLC[13]	Revolving Loan[10]	Education	L+8.00% (Floor 1.00%)	6/25/2021	6/25/2026	—	(26)	—
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	6/25/2021	6/25/2026	20,000	19,601	19,601
	2,000 Preferred Units[9]		—	6/25/2021	—	—	2,000	2,000
							21,575	21,601
TRAFERA, LLC (FKA TRINITY 3, LLC)[13]	First Lien[15]	Technology products & components	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	9/30/2020	9/30/2025	9,950	9,819	9,950
	896.43 Class A units[9]		—	11/15/2019	—	—	1,205	2,736
							11,024	12,686
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	10/22/2024	7,880	7,769	7,880
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+7.50%, 2.50% PIK (Floor 2.00%)/M, Current Coupon 12.00%	2/17/2017	4/3/2023	11,371	10,874	11,371
	171,617 shares of Series A preferred stock		—	4/3/2019	—	—	1,874	4,445
	Warrants (Expiration - April 3, 2029)		—	4/3/2019	—	—	620	1,461
							13,368	17,277
VTX HOLDINGS, INC.[8]	First Lien	Software & IT services	L+8.95% (Floor 2.00%)/Q, Current Coupon 10.95%	7/23/2019	7/23/2024	21,575	21,207	21,575
	1,397,707 Series A Preferred units		—	7/23/2019	—	—	1,398	1,654
							22,605	23,229
ZENFOLIO INC.	Revolving Loan	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	2,000	1,993	1,820
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	14,888	14,738	13,548
							16,731	15,368

Total Non-control/Non-affiliate Investments							$639,438	$651,940

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
Affiliate Investments[6]
CENTRAL MEDICAL SUPPLY LLC[13]	Revolving Loan[10]	Healthcare services	L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	$300	$277	$276
	First Lien		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	7,500	7,378	6,908
	Delayed Draw Capex Term Loan[10]		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	100	77	92
	875,000 Preferred Units[9]		—	5/22/2020	—	—	875	249
							8,607	7,525
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	1,500	768
DELPHI BEHAVIORAL HEALTH GROUP, LLC	First Lien	Healthcare services	L+9.50% (Floor 1.00%)/S, Current Coupon 10.50%	4/8/2020	4/7/2023	1,414	1,414	1,398
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	4/8/2020	4/7/2023	1,607	1,607	1,525
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	3,836
							6,636	6,759
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+3.75%, 7.75% PIK (Floor 1.00%)	7/17/2018	7/17/2023	—	(2)	—
	First Lien		L+3.75%, 7.75% PIK (Floor 1.00%)/Q, Current Coupon 12.50%	7/17/2018	7/17/2023	11,278	11,178	10,161
	Senior subordinated debt		25% PIK	12/4/2020	1/16/2024	395	395	395
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	1,274
							13,571	11,830
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	L+7.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(29)	—
	First Lien		L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	11,500	11,355	11,224
	1,000 Class A units		—	11/1/2019	—	—	1,000	1,005
							12,326	12,229

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+7.00% (Floor 1.00%)	2/14/2018	2/14/2023	—	(22)	—
	First Lien - Term Loan		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	2/14/2018	2/14/2023	10,071	10,009	10,061
	First Lien - Term B Loan		L+10.00% (Floor 1.00%)/Q, Current Coupon 11.00%	6/5/2018	2/14/2023	5,036	4,990	5,101
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,743	2,377	2,694
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	108	108	106
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	3,275
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	3,012
							19,500	24,249
SIMR, LLC	First Lien[16]	Healthcare services	L+17.00% (Floor 2.00%) PIK/M, Current Coupon 19.00%	9/7/2018	9/7/2023	13,884	13,750	11,885
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	—
							19,857	11,885
SONOBI, INC.[13]	First Lien	Media, marketing, & entertainment	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	9/17/2020	9/16/2025	8,500	8,351	8,500
	500,000 Class A Common Units[9]		—	9/17/2020	—	—	500	1,690
							8,851	10,190

Total Affiliate Investments							$90,848	$85,435

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$76,000	$61,272
Total Control Investments							$76,000	$61,272

TOTAL INVESTMENTS[12]							$806,286	$798,647

1All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
2All of the Company’s investments and the investments of SBIC I (as defined below), unless otherwise noted, are pledged as collateral for the Company’s senior secured credit facility or in support of the SBA-guaranteed debentures to be issued by Capital Southwest SBIC I, LP, our wholly-owned subsidiary that operates as a small business investment company ("SBIC I"), respectively.

3The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
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
5Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At June 30, 2021, approximately 81.6% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 177.1%.
6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At June 30, 2021, approximately 10.7% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 23.2%.
7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At June 30, 2021, approximately 7.7% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 16.7%.
8The investment is structured as a first lien last out term loan.
9Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2021, approximately 13.7% of the Company's assets are non-qualifying assets.
10The investment has an unfunded commitment as of June 30, 2021. Refer to Note 10 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of June 30, 2021, the cumulative gross unrealized appreciation for U.S. federal income tax purposes is approximately $46.3 million; cumulative gross unrealized depreciation for federal income tax purposes is $49.8 million. Cumulative net unrealized depreciation is $3.5 million, based on a tax cost of $797.5 million.
13Investment is held through a wholly-owned taxable subsidiary.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which as of June 30, 2021 represented 217.0% of the Company's net assets or 95.5% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Investment is on non-accrual status as of June 30, 2021, meaning the Company has ceased to recognize interest income on the investment.
17The investment is structured as a first lien first out term loan.
18Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of June 30, 2021 is included in Note 13. Significant Subsidiaries.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[16]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC NEW HOLDCO INC.	First Lien	Healthcare services	10.00%, 8.00% PIK	12/11/2020	6/25/2025	$7,981	$7,981	$7,941
	374,543 shares common stock		—	12/11/2020	—	—	1,785	1,785
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	2,198
							11,964	11,924
ACCELERATION PARTNERS, LLC[8,13]	First Lien	Media, marketing & entertainment	L+8.21% (Floor 1.00%)/Q, Current Coupon 9.21%	12/1/2020	12/1/2025	8,750	8,500	8,750
	Delayed Draw Term Loan[10]		L+8.21% (Floor 1.00%)/Q, Current Coupon 9.21%	12/1/2020	12/1/2025	2,965	2,889	2,965
	1,000 Preferred Units[9]		—	12/1/2020	—	—	1,000	1,000
	1,000 Class A Common Units[9]		—	12/1/2020	—	—	—	—
							12,389	12,715
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+10.50% (Floor 2.00%)/Q, Current Coupon 12.50%	12/13/2018	12/13/2023	9,438	9,319	8,975
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.00% (Floor 1.75%)/Q, Current Coupon 8.75%	7/2/2018	7/2/2023	9,920	9,795	9,920
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	14.00% PIK	8/1/2017	2/1/2023	11,134	11,043	10,989
	Unsecured convertible note		6.00% PIK	7/15/2020	9/30/2024	173	173	173
	3.88% preferred membership interest		—	8/1/2017	—	—	2,500	2,500
							13,716	13,662
ALLOVER MEDIA, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	3/10/2021	3/10/2026	—	(39)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	3/10/2021	3/10/2026	13,000	12,742	12,742
							12,703	12,742
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	4/10/2018	4/10/2023	17,019	16,856	17,019
	First Lien - Term Loan C10		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	12/21/2018	4/10/2023	1,804	1,785	1,804
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	2,752
							21,641	21,575

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[16]	Fair Value[4]
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	9/21/2016	6/8/2023	5,915	5,865	3,141
	Second Lien		0.5%, L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 10.50%	11/3/2016	6/6/2024	2,341	2,317	55
							8,182	3,196
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.00% (Floor 1.00%)/M, Current Coupon 10.00%	7/29/2016	12/31/2021	17,407	17,315	17,407
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/31/2018	8/31/2023	1,500	1,485	1,410
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/31/2018	8/31/2023	8,854	8,756	8,322
	Second Lien		13.25% PIK	8/31/2018	12/1/2023	4,237	4,191	3,822
	2,042 Common Units[9]		—	8/31/2018	—	—	750	356
							15,182	13,910
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	3/9/2017	3/9/2022	10,942	10,890	10,942
	900,000 shares of common stock		—	3/9/2017	—	—	900	924
							11,790	11,866
BLASCHAK COAL CORP.	Second Lien Term Loan[15]	Commodities & mining	L+13.00%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.00%	7/30/2018	7/30/2023	8,712	8,617	8,233
	Second Lien- Term Loan B15		L+13.00%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.00%	3/30/2020	7/30/2023	2,016	1,986	1,905
							10,603	10,138
BROAD SKY NETWORKS LLC[13]	Revolving Loan[10]	Telecommunications	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/11/2020	12/11/2025	500	453	496
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/11/2020	12/11/2025	15,000	14,715	14,880
	1,000,000 Series A Preferred units[9]		—	12/11/2020	—	—	1,000	1,000
							16,168	16,376

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[16]	Fair Value[4]
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+10.00% (Floor 1.50%)/Q, Current Coupon 11.50%	11/23/2020	11/23/2024	669	652	668
	First Lien Rolled Up		1.00%, L+11.00% PIK (Floor 1.50%)/Q, Current Coupon 13.50%	11/23/2020	11/23/2024	741	739	737
	Second Lien		1.00%, L+12.50% PIK (Floor 1.50%)/Q, Current Coupon 15.00%	11/23/2020	5/23/2025	814	814	796
	48,423 shares of common stock		—	11/23/2020	—	—	1,317	1,317
							3,522	3,518
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	12/21/2017	7/8/2023	8,854	8,840	8,854
CHEMISTRY RX HOLDINGS, LLC	First Lien	Specialty chemicals	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	3/15/2021	3/13/2026	8,000	7,841	7,841
CITYVET, INC.[13]	Delayed Draw Term Loan[10]	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	3/5/2021	3/5/2026	3,250	3,053	3,053
	271,739 Class A units[9]		—	3/5/2021	—	—	500	500
							3,553	3,553
CLICKBOOTH.COM, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	12/5/2017	1/31/2025	—	(5)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	12/5/2017	1/31/2025	18,525	18,308	18,525
							18,303	18,525
DANFORTH ADVISORS, LLC[13]	875 Class A equity units[9]	Business services	—	9/28/2018	—	—	875	2,855
DRIVEN, INC.	First Lien	Business services	L+8.00% (Floor 2.00%)/Q, Current Coupon 10.00%	6/28/2019	6/28/2024	5,820	5,737	5,878
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 9.75%	9/28/2016	8/26/2023	3,000	2,974	3,000
ELECTRONIC TRANSACTION CONSULTANTS LLC[13]	Revolving Loan[10]	Software & IT services	L+7.50% (Floor 1.00%)	7/24/2020	7/24/2025	—	(56)	—
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	7/24/2020	7/24/2025	10,000	9,845	9,840
	1,000 Class A units[9]		—	7/24/2020	—	—	1,000	1,000
							10,789	10,840

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[16]	Fair Value[4]
ESCP DTFS, INC.	First Lien - Term Loan A	Industrial services	L+6.50% (Floor 1.75%)/Q, Current Coupon 8.25%	1/31/2020	1/31/2025	5,350	5,269	4,986
	First Lien - Term Loan B		L+8.50% (Floor 1.75%)/Q, Current Coupon 10.25%	1/31/2020	1/31/2025	5,350	5,270	4,986
	Delayed Draw Term Loan B1		L+6.50% (Floor 1.75%)/Q, Current Coupon 8.25%	1/31/2020	1/31/2025	500	491	466
	Delayed Draw Term Loan B2		L+8.50% (Floor 1.75%)/Q, Current Coupon 10.25%	1/31/2020	1/31/2025	500	491	466
							11,521	10,904
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	5/23/2023	—	(32)	—
	First Lien		L+9.00% (Floor 1.00%)/Q,Current Coupon 10.00%	5/24/2018	5/23/2023	3,359	3,332	3,023
							3,300	3,023
FLIP ELECTRONICS, LLC[8,13]	First Lien	Technology products & components	L+8.05% (Floor 1.00%)/M, Current Coupon 9.05%	1/4/2021	1/2/2026	15,500	15,177	15,252
	2,000,000 Common Units[9]		—	1/4/2021	—	—	2,000	2,285
							17,177	17,537
GS OPERATING, LLC	First Lien	Distribution	L+6.50%(Floor 1.50%)/M, Current Coupon 8.00%	3/6/2020	2/24/2025	7,920	7,791	7,920
IAN, EVAN, & ALEXANDER CORPORATION (DBA EVERWATCH)	Revolving Loan[10]	Aerospace & defense	L+8.50% (Floor 1.00%)	7/31/2020	7/31/2025	—	(34)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	7/31/2020	7/31/2025	9,668	9,493	9,668
							9,459	9,668
ICS DISTRIBUTION, LLC[8]	First Lien	Industrial services	L+8.48% (Floor 2.00%)/Q, Current Coupon 10.48%	10/31/2019	10/31/2024	20,500	20,121	20,275
JVMC HOLDINGS CORP.	First Lien	Financial services	L+7.75% (Floor 1.00%)/M, Current Coupon 8.75%	2/28/2019	2/28/2024	7,047	7,000	6,850
KLEIN HERSH, LLC	Revolving Loan[10]	Business services	L+8.00% (Floor 0.75%)	11/13/2020	11/13/2025	—	(17)	—
	First Lien		L+8.00% (Floor 0.75%)/S, Current Coupon 8.75%	11/13/2020	11/13/2025	14,813	14,534	14,813
							14,517	14,813

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[16]	Fair Value[4]
KMS, LLC[17]	First Lien[15]	Distribution	L+6.00% (Floor 1.00%)/Q, Current Coupon 7.00%	1/5/2021	11/23/2025	16,000	15,923	15,968
LANDPOINT HOLDCO, INC.	First Lien	Business services	L+11.00%(Floor 1.00%)/Q, Current Coupon 12.00%	12/30/2019	12/30/2024	18,840	18,540	17,239
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	11/15/2017	11/15/2023	11,424	11,315	11,424
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%)/Q, Current Coupon 11.00%	7/24/2020	11/15/2023	2,488	2,448	2,487
	142,278.89 units of Class A common stock[9]		—	11/15/2017	—	—	1,600	2,309
							15,363	16,220
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien	Environmental services	7.50%, L+1.50% PIK (Floor 2.00%)/Q, Current Coupon 11.00%	6/30/2017	6/30/2022	14,027	13,984	12,021
	25,603 shares of Series C preferred stock			8/13/2018	—	—	25	—
	396,825 shares of Series B preferred stock		—	6/30/2017	—	—	500	—
							14,509	12,021
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor (0.75%)/Q, Current Coupon 8.00%	03/15/2021	03/13/2026	660	623	647
	First Lien		L+7.25% (Floor (0.75%)/Q, Current Coupon 8.00%	03/15/2021	03/13/2026	8,113	7,952	7,952
							8,575	8,599
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial services	L+6.75% (Floor 1.50%)	12/18/2019	12/18/2024	—	(6)	—
	First Lien		L+6.75% (Floor 1.50%)/Q, Current Coupon 8.25%	12/18/2019	12/18/2024	19,250	18,784	19,250
	Delayed Draw Term Loan[10]		L+6.75% (Floor 1.50%)/Q	12/31/2020	12/18/2024	—	(36)	—
	2,000,000 Preferred Units[9]		—	12/18/2019	—	—	2,000	6,223
							20,742	25,473
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	12/8/2017	12/20/2025	10,500	9,980	10,132

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[16]	Fair Value[4]
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	500	482	500
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	14,270	14,108	14,270
	13,811 Class A Units		—	11/9/2018	—	—	1,381	1,720
							15,971	16,490
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	329	317	329
	First Lien		L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	7,135	7,054	7,135
							7,371	7,464
SCRIP, INC.[8]	First Lien	Healthcare products	L+9.68% (Floor 2.00%)/M, Current Coupon 11.68%	3/21/2019	3/21/2024	16,750	16,422	16,750
	100 shares of common stock		—	3/21/2019	—	—	1,000	967
							17,422	17,717
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	6/23/2017	—	—	541	1,539
TRAFERA, LLC (FKA TRINITY 3, LLC)[13]	First Lien[15]	Technology products & components	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	9/30/2020	9/30/2025	9,975	9,838	9,975
	896.43 Class A units[9]		—	11/15/2019	—	—	1,205	3,204
							11,043	13,179
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	10/22/2024	7,900	7,782	7,892
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+7.50%, 2.50% PIK (Floor 2.00%)/M, Current Coupon 12.00%	2/17/2017	4/3/2023	11,481	10,920	11,481
	171,617 shares of Series A preferred stock		—	4/3/2019	—	—	1,874	3,904
	Warrants (Expiration - April 3, 2029)		—	4/3/2019	—	—	620	1,853
							13,414	17,238
VTX HOLDINGS, INC.[8]	First Lien	Software & IT services	L+9.00% (Floor 2.00%)/Q, Current Coupon 11.00%	7/23/2019	7/23/2024	21,575	21,181	21,575
	1,397,707 Series A Preferred units		—	7/23/2019	—	—	1,398	1,654
							22,579	23,229

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[16]	Fair Value[4]
ZENFOLIO INC.	Revolving Loan	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	2,000	1,992	1,820
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	14,888	14,722	13,548
							16,714	15,368

Total Non-control/Non-affiliate Investments							$540,556	$546,028

Affiliate Investments[6]
CENTRAL MEDICAL SUPPLY LLC[13]	Revolving Loan[10]	Healthcare services	L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	$300	$275	$276
	First Lien		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	7,500	7,371	6,908
	Delayed Draw Capex Term Loan[10]		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	100	75	92
	875,000 Preferred Units[9]		—	5/22/2020	—	—	875	641
							8,596	7,917
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	1,500	1,343
DELPHI BEHAVIORAL HEALTH GROUP, LLC	First Lien	Healthcare services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	4/8/2020	4/7/2023	1,414	1,414	1,398
	First Lien		L+7.50% (Floor 1.00%)/M, Current Coupon 8.50%	4/8/2020	4/7/2023	1,580	1,580	1,500
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	3,615
							6,609	6,513
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+3.75%, 7.75% PIK (Floor 1.00%)	7/17/2018	7/17/2023	—	(2)	—
	First Lien		L+3.75%, 7.75% PIK (Floor 1.00%)/Q, Current Coupon 12.50%	7/17/2018	7/17/2023	11,061	10,950	9,966
	Senior subordinated debt		25% PIK	12/4/2020	1/16/2024	372	372	372
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	1,274
							13,320	11,612

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[16]	Fair Value[4]
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	L+7.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(31)	—
	First Lien		L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	11,500	11,346	11,420
	1,000 Class A units		—	11/1/2019	—	—	1,000	1,208
							12,315	12,628
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)	2/14/2018	2/14/2023	—	(23)	—
	First Lien - Term Loan		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	2/14/2018	2/14/2023	10,071	9,996	10,061
	First Lien - Term B Loan		L+10.00% (Floor 1.00%)/Q, Current Coupon 11.00%	6/5/2018	2/14/2023	5,036	4,984	5,101
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,678	2,282	2,630
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	106	106	103
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	2,968
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	2,532
							19,383	23,395
SIMR, LLC	First Lien	Healthcare services	L+17.00% PIK (Floor 2.00%)/M, Current Coupon 19.00%	9/7/2018	9/7/2023	13,661	13,527	12,103
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	—
							19,634	12,103
SONOBI, INC.[13]	First Lien	Media, marketing, & entertainment	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	9/17/2020	9/16/2025	8,500	8,344	8,500
	500,000 Class A Common Units[9]		—	9/17/2020	—	—	500	1,235
							8,844	9,735

Total Affiliate Investments							$90,201	$85,246

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021

Portfolio Company[1]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[16]	Fair Value[4]
Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$72,800	$57,158

Total Control Investments							$72,800	$57,158

TOTAL INVESTMENTS[12]							$703,557	$688,432

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
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of March 31, 2021 is included in Note 13. Significant Subsidiaries.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We target senior debt investments and equity investments in lower middle market (“LMM”) companies, as well as first and second lien loans in upper middle market (“UMM”) companies. Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) generally between $3.0 million and $20.0 million, and our LMM investments generally range in size from $10.0 million to $25.0 million. Our UMM investments generally include first and second lien loans in companies with EBITDA generally greater than $20.0 million and typically range in size from $5.0 million to $15.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

On April 20, 2021, our wholly owned subsidiary, Capital Southwest SBIC I, LP (“SBIC I”) received a license from the U.S. Small Business Administration (the “SBA”) to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. SBIC I will have the same investment strategy as ours and make similar types of investments in accordance with SBA regulations. SBIC I and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2021 and 2020. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our total assets in qualifying assets. As of June 30, 2021, the Company has 86.3% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended June 30, 2021, we satisfied all RIC requirements and have 7.0% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At June 30, 2021 and March 31, 2021, cash balances totaling $15.3 million and $30.4 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Segment Information We operate and manage our business in a singular segment. As an investment company, we invest in portfolio companies in various industries and geographic areas as discussed in Note 3.

Consolidation As permitted under Regulation S-X and ASC 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to CSWC. Accordingly, we consolidate the results of CSWC’s wholly-owned Taxable Subsidiary and SBIC I. Prior to the merger of CSMC into CSWC, we consolidated the results of CSWC’s wholly-owned management company, CSMC. All intercompany balances have been eliminated upon consolidation.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2021, we had two investments on non-accrual status, which represent approximately 1.8% of our total investment portfolio's fair value and approximately 2.4% of its cost. As of March 31, 2021, we did not have any investments on non-accrual status.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three months ended June 30, 2021 and 2020, approximately 3.7% and 3.4%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of June 30, 2021 and March 31, 2021, we have not written off any accrued and uncollected PIK interest from prior periods. For the three months ended June 30, 2021, we had one investment for which we stopped accruing PIK interest. For the three months ended June 30, 2020, we had two investments for which we stopped accruing PIK interest. For the three months ended June 30, 2021 and 2020, approximately 5.3% and 7.4%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Federal Income Taxes CSWC has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subsection M of the Code. By meeting these requirements, we will not be subject to corporate federal income taxes on ordinary income or capital gains timely distributed to shareholders. CSWC's taxable income includes the taxable income generated by CSWC and certain of its subsidiaries. In order to qualify as a RIC, the Company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, each year. Investment company taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Investment company taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in investment company taxable income until they are realized.

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

CSMC, a former wholly-owned subsidiary of CSWC, was not a RIC and was required to pay taxes at the corporate rate of 21%. Effective December 31, 2020, CSMC merged with and into CSWC and, as a result, the calendar year ended December 31, 2020 was the last year in which the Company incurred tax expense or benefit related to CSMC. For tax purposes, CSMC had elected to be treated as a taxable entity, and therefore CSMC was not consolidated for tax purposes and was taxed at normal corporate tax rates based on taxable income and, as a result of its activities, may generate income tax expense or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three months ended June 30, 2021 and 2020.

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

Share-Based Compensation We account for our share-based compensation using the fair value method, as prescribed by ASC Topic 718, Compensation – Stock Compensation. Accordingly, we recognize share-based compensation cost on a straight-line basis for all share-based payments awards granted to employees. For restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant. For restricted stock awards, we amortize this fair value to share-based compensation expense over the vesting term. We recognize forfeitures as they occur. The unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are participating securities and are included in the basic and diluted earnings per share calculation. On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain key employees (the “Original Order”). On August 22, 2017, we received an exemptive order that supersedes the Original Order (the “Exemptive Order”) and, in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Restricted Stock Award Plan (the “2010 Plan”). The right to grant restricted stock awards under the 2010 Plan terminated on July 18, 2021, ten years after the date that the 2010 Plan was approved by the Company’s shareholders pursuant to its terms.

In connection with the termination of the 2010 Plan, the Company’s Board of Directors and stockholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the "2021 Employee Plan") as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. In connection therewith, on July 19, 2021, we received an exemptive order that supersedes the Order (the “Superseding Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, on March 29, 2021, we filed an exemptive application with the SEC to permit the Company to (i) issue restricted stock as part of the compensation package for non-employee directors of the Board of Directors (the “Non-Employee Directors”) under the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Award Plan (the “Non-Employee Director Plan”), and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the Non-Employee Directors to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the Non-Employee Director Plan. There can be no assurance if and when the Company will receive the exemptive order relating to the Non-Employee Director Plan. The terms of the exemptive order, if received, is expected to be substantially similar to the Superseding Order. The Non-Employee Director Plan will also be subject to shareholder approval upon receipt of the exemptive order.

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

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2021 and March 31, 2021:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2021:
First lien loans[1,2]	$606,159	75.9%	164.7%	$612,779	76.0%
Second lien loans[2]	53,009	6.6	14.4	53,675	6.7
Subordinated debt[3]	12,089	1.5	3.3	12,007	1.5
Preferred equity	27,267	3.4	7.4	18,356	2.3
Common equity & warrants	38,851	4.9	10.6	33,469	4.1
I-45 SLF LLC[4]	61,272	7.7	16.6	76,000	9.4
	$798,647	100.0%	217.0%	$806,286	100.0%

March 31, 2021:
First lien loans[1,2]	$524,161	76.1%	155.9%	$530,366	75.4%
Second lien loans[2]	36,919	5.4	11.0	40,198	5.7
Subordinated debt[3]	11,534	1.7	3.4	11,588	1.6
Preferred equity	22,608	3.3	6.7	15,378	2.2
Common equity & warrants	36,052	5.2	10.7	33,227	4.7
I-45 SLF LLC[4]	57,158	8.3	17.0	72,800	10.4
	$688,432	100.0%	204.7%	$703,557	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of June 30, 2021 and March 31, 2021, the fair value of the first lien last out loans are $95.9 million and $85.6 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of June 30, 2021 and March 31, 2021, the fair value of the split lien term loans included in first lien loans is $26.0 million and $25.9 million, respectively. As of June 30, 2021 and March 31, 2021, the fair value of the split lien term loans included in second lien loans is $34.8 million and $19.1 million, respectively.
3Included in subordinated debt is an unsecured convertible note with a fair value of $0.2 million as of both June 30, 2021 and March 31, 2021.
4I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2021 and March 31, 2021:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2021:
Healthcare Services	$90,759	11.4%	24.7%	$99,759	12.4%
Media, Marketing, & Entertainment	90,682	11.3	24.6	84,516	10.5
Business Services	87,773	11.0	23.8	89,995	11.2
Consumer Products & Retail	60,490	7.6	16.4	59,918	7.4
I-45 SLF LLC[1]	61,272	7.7	16.7	76,000	9.4
Software & IT Services	59,421	7.4	16.1	58,605	7.3
Distribution	51,674	6.5	14.0	51,370	6.4
Industrial Services	39,059	4.9	10.6	39,442	4.9
Financial Services	34,221	4.3	9.3	27,660	3.4
Healthcare Products	33,895	4.2	9.2	32,784	4.1
Technology Products & Components	31,285	3.9	8.5	28,215	3.5
Food, Agriculture & Beverage	27,182	3.4	7.4	27,232	3.4
Transportation & Logistics	24,248	3.0	6.6	19,501	2.4
Education	21,601	2.7	5.9	21,575	2.7
Telecommunications	18,936	2.4	5.1	22,011	2.7
Energy Services (Midstream)	15,137	1.9	4.1	15,207	1.9
Environmental Services	12,128	1.5	3.3	14,642	1.8
Commodities & Mining	10,128	1.3	2.8	10,823	1.3
Aerospace & Defense	9,543	1.2	2.6	9,345	1.1
Restaurants	8,301	1.0	2.3	6,861	0.8
Specialty Chemicals	7,984	1.0	2.2	7,848	1.0
Paper & Forest Products	2,928	0.4	0.8	2,977	0.4
	$798,647	100.0%	217.0%	$806,286	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2021:
Business Services	$87,839	12.8%	26.1%	$89,758	12.8%
Media, Marketing, & Entertainment	80,876	11.7	24.1	75,447	10.7
Healthcare Services	72,411	10.5	21.5	81,509	11.6
I-45 SLF LLC[1]	57,158	8.3	17.0	72,800	10.3
Distribution	53,160	7.7	15.8	52,819	7.5
Software & IT Services	46,696	6.8	13.9	45,683	6.5
Industrial Services	39,071	5.7	11.6	39,424	5.6
Healthcare Products	33,937	4.9	10.1	32,785	4.7
Financial Services	33,861	4.9	10.1	28,283	4.0
Technology Products & Components	30,716	4.5	9.1	28,220	4.0
Consumer Products & Retail	29,980	4.4	8.9	29,927	4.2
Transportation & Logistics	23,395	3.4	7.0	19,383	2.8
Food, Agriculture & Beverage	21,575	3.1	6.4	21,641	3.1
Telecommunications	19,572	2.8	5.8	24,350	3.5
Environmental Services	12,021	1.7	3.6	14,510	2.1
Commodities & Mining	10,138	1.5	3.0	10,603	1.5
Aerospace & Defense	9,668	1.4	2.9	9,459	1.3
Energy Services (Midstream)	8,975	1.3	2.7	9,319	1.3
Specialty Chemicals	7,841	1.1	2.3	7,841	1.1
Restaurants	6,542	1.1	1.9	6,822	1.0
Paper & Forest Products	3,000	0.4	0.9	2,974	0.4
	$688,432	100.0%	204.7%	$703,557	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of June 30, 2021 and March 31, 2021:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2021:
Southwest	$205,230	25.7%	55.8%	$208,061	25.8%
Northeast	186,785	23.4	50.7	184,422	22.9
West	125,661	15.7	34.1	118,658	14.7
Southeast	120,737	15.1	32.8	122,821	15.2
Midwest	84,357	10.6	22.9	81,798	10.1
I-45 SLF LLC[1]	61,272	7.7	16.7	76,000	9.5
International	14,605	1.8	4.0	14,526	1.8
	$798,647	100.0%	217.0%	$806,286	100.0%

March 31, 2021:
Southwest	$196,956	28.6%	58.6%	$200,091	28.4%
Northeast	153,761	22.3	45.7	150,595	21.4
Southeast	120,168	17.5	35.7	125,317	17.8
West	90,910	13.2	27.0	87,363	12.5
Midwest	69,479	10.1	20.7	67,391	9.6
I-45 SLF LLC[1]	57,158	8.3	17.0	72,800	10.3
	$688,432	100.0%	204.7%	$703,557	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

4.    FAIR VALUE MEASUREMENTS

Investment Valuation Process

The valuation process is led by the finance department in conjunction with the investment team. The process includes a monthly review of each investment by our executive officers and investment team. Valuations of each portfolio security are prepared quarterly by the finance department using updated financial and other operational information collected by the investment team. Each investment valuation is then subject to review by the executive officers and investment team. In conjunction with the internal valuation process, we have also engaged multiple independent consulting firms specializing in financial due diligence, valuation, and business advisory services to provide third-party valuation reviews of certain investments. The third-party valuation firms provide a range of values for selected investments, which is presented to CSWC’s executive officers and Board of Directors.

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
As of June 30, 2021 and March 31, 2021, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value ("NAV") in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2021 and March 31, 2021 (in thousands):

		Fair Value Measurements
		at June 30, 2021 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$606,159	$—	$—	$606,159
Second lien loans	53,009	—	—	53,009
Subordinated debt	12,089	—	—	12,089
Preferred equity	27,267	—	—	27,267
Common equity & warrants	38,851	—	—	38,851
Investments measured at net asset value[1]	61,272	—	—	—
Total Investments	$798,647	$—	$—	$737,375

		Fair Value Measurements
		at March 31, 2021 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$524,161	$—	$—	$524,161
Second lien loans	36,919	—	—	36,919
Subordinated debt	11,534	—	—	11,534
Preferred equity	22,608	—	—	22,608
Common equity & warrants	36,052	—	—	36,052
Investments measured at net asset value[1]	57,158	—	—	—
Total Investments	$688,432	$—	$—	$631,274

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at June 30, 2021 and March 31, 2021, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at June 30, 2021 and March 31, 2021. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	June 30, 2021	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$504,379	Discount Rate	6.9% - 31.2%	10.7%
			Third Party Broker Quote	43.9 - 101.5	85.9
	Market Approach	101,780	Cost	98.0 - 99.0	98.2
			Exit Value	100.0 - 100.0	100.0
Second lien loans	Income Approach	37,574	Discount Rate	12.1% - 20.7%	16.2%
			Third Party Broker Quote	99.3 - 101.3	99.5
	Market Approach	15,435	Cost	98.0	98.0
Subordinated debt	Income Approach	12,089	Discount Rate	6.2% - 25.0%	10.7%
Preferred equity	Enterprise Value Waterfall Approach	24,288	EBITDA Multiple	7.0x - 9.8x	9.0x
			Discount Rate	13.2% - 21.9%	18.4%
	Market Approach	2,979	Cost	100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	36,608	EBITDA Multiple	5.5x - 13.2x	8.5x
			Discount Rate	12.6% - 29.2%	19.2%
	Market Approach	2,243	Cost	100.0	100.0
			Exit Value	235.6	235.6
Total Level 3 Investments		$737,375

		Fair Value at	Significant
	Valuation	March 31, 2021	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$465,712	Discount Rate	6.3% - 28.8%	10.9%
			Third Party Broker Quote	53.1 - 99.9	87.9
	Market Approach	58,449	Cost	93.9 - 98.0	97.6
			Exit Value	100.0 - 101.0	100.2
Second lien loans	Income Approach	36,864	Discount Rate	9.9% - 17.6%	14.4%
			Third Party Broker Quote	96.5 - 97.8	96.6
	Market Approach	55	Exit Value	2.4	2.4
Subordinated debt	Income Approach	11,534	Discount Rate	6.2% - 29.3%	13.4%
Preferred equity	Enterprise Value Waterfall Approach	22,608	EBITDA Multiple	6.9x - 10.8x	8.9x
			Discount Rate	12.7% - 22.4%	19.3%
Common equity & warrants	Enterprise Value Waterfall Approach	34,013	EBITDA Multiple	5.6x - 11.5x	8.1x
			Discount Rate	12.9% - 29.8%	20%
	Market Approach	2,039	Cost	100.0	100.0
			Exit Value	284.4	284.4
Total Level 3 Investments		$631,274

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three months ended June 30, 2021 and 2020, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the three months ended June 30, 2021 and 2020 (in thousands):

	Fair Value March 31, 2021	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value June 30, 2021	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$524,161	$(396)	$85,522	$(4,045)	$917	$—	$—	$606,159	$(416)
Second lien loans	36,919	291	15,482	(63)	433	(53)	—	53,009	353
Subordinated debt	11,534	136	8	—	411	—	—	12,089	136
Preferred equity	22,608	1,680	2,979	—	—	—	—	27,267	1,680
Common equity & warrants	36,052	3,649	782	—	—	(1,632)	—	38,851	3,555
Total Investments	$631,274	$5,360	$104,773	$(4,108)	$1,761	$(1,685)	$—	$737,375	$5,308

	Fair Value March 31, 2020	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value June 30, 2020	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$427,447	$(1,158)	$24,150	$(7,576)	$696	$—	$(3,615)	$439,944	$(1,031)
Second lien loans	37,139	179	45	(62)	203	—	—	37,504	179
Subordinated debt	9,747	(9)	9	—	—	—	—	9,747	(9)
Preferred equity	16,624	(326)	1,272	—	—	—	—	17,570	(326)
Common equity & warrants	22,355	(308)	—	—	—	—	3,615	25,662	(308)
Total Investments	$513,312	$(1,622)	$25,476	$(7,638)	$899	$—	$—	$530,427	$(1,495)

1Includes purchases of new investments, as well as discount accretion on existing investments.

5.    BORROWINGS

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of June 30, 2021, the Company’s asset coverage was 181%.

The Company had the following borrowings outstanding as of June 30, 2021 and March 31, 2021 (amounts in thousands):

	June 30, 2021	March 31, 2021
Credit Facility	$190,000	$120,000

October 2024 Notes	125,000	125,000
Less: Unamortized debt issuance costs and debt discount	(1,959)	(2,121)
Total October 2024 Notes	123,041	122,879

January 2026 Notes	140,000	140,000
Less: Unamortized debt issuance costs and debt discount	(1,496)	(1,575)
Total January 2026 Notes	138,504	138,425

Total Borrowings	$451,545	$381,304

Credit Facility

In August 2016, CSWC entered into a senior secured credit facility (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”) to provide additional liquidity to support its investment and operational activities. The Credit Facility contains an accordion feature that allows CSWC to increase the total commitments under the Credit Facility up to $400 million from new and existing lenders on the same terms and conditions as the existing commitments. Borrowings under the Credit Facility accrue interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 2.50% with no LIBOR floor. CSWC pays unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The total borrowing capacity under the Credit Facility is $340 million, with commitments from a diversified group of nine lenders.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining a minimum senior coverage ratio of 2 to 1, (4) maintaining a minimum shareholders’ equity, (5) maintaining a minimum consolidated net worth, (6) maintaining a regulatory asset coverage of not less than 150%, (7) maintaining an interest coverage ratio of at least 2.25 to 1.0, and (8) at any time the outstanding advances exceed 90% of the borrowing base, maintaining a minimum liquidity of not less than 10% of the covered debt amount.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of June 30, 2021, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At June 30, 2021, CSWC had $190.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.4 million for the three months ended June 30, 2021. For the three months ended June 30, 2020,

CSWC recognized interest expense of $1.9 million. The weighted average interest rate on the Credit Facility was 2.71% for the three months ended June 30, 2021. For the three months ended June 30, 2020, the weighted average interest rate on the Credit Facility was 3.68%. Average borrowings for the three months ended June 30, 2021 were $137.3 million. For the three months ended June 30, 2020, average borrowings were $162.9 million. As of June 30, 2021, CSWC was in compliance with all financial covenants under the Credit Facility.

December 2022 Notes

In December 2017, the Company issued $57.5 million in aggregate principal amount, including the underwriters’ full exercise of their option to purchase additional principal amounts to cover over-allotments, of 5.95% Notes due 2022 (the “December 2022 Notes”). The December 2022 Notes bore interest at a rate of 5.95% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2018.

On June 11, 2018, the Company entered into an ATM debt distribution agreement, pursuant to which it may offer for sale, from time to time, up to $50 million in aggregate principal amount of December 2022 Notes through B. Riley FBR, Inc., acting as its sales agent. The Company issued an additional $19.6 million in aggregate principal amount of the December 2022 Notes under this agreement. All issuances of December 2022 Notes ranked equally in right of payment and form a single series of notes.

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

The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million for the three months ended June 30, 2020. Average borrowings for the three months ended June 30, 2020 were $77.1 million. The December 2022 Notes had a weighted average effective yield of 5.93%.

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

As of June 30, 2021, the carrying amount of the October 2024 Notes was $123.0 million on an aggregate principal amount of $125.0 million at a weighted average effective yield of 5.375%. As of June 30, 2021, the fair value of the October 2024 Notes was $123.7 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.8 million for the three months ended June 30, 2021. For the three months ended June 30, 2020, the Company recognized interest expense of $1.1 million. For the three months ended June 30, 2021 and 2020, average borrowings were $125.0 million and $75.0 million, respectively.

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

As of June 30, 2021, the carrying amount of the January 2026 Notes was $138.5 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of June 30, 2021, the fair value of the January 2026 Notes was $138.9 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million for the three months ended June 30, 2021. For the three months ended June 30, 2021, average borrowings were $140.0 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025.

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

As of June 30, 2021, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the quarter ended March 31, 2021, CSWC declared total dividends of $10.9 million, or $0.52 per share ($0.42 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended June 30, 2021, CSWC declared total dividends of $11.5 million, or $0.53 per share ($0.43 per share in regular dividends and $0.10 in supplemental dividends).

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
Reconciliation of RIC Distributable Income[1]	2021	2020
Net increase in net assets from operations	$15,142	$8,877
Net unrealized appreciation on investments	(7,051)	(7,605)
Income/gain (expense/loss) recognized for tax on pass-through entities	762	(58)
Loss recognized on dispositions	152	192
Capital loss carryover[2]	1,068	5,590
Net operating income - management company and taxable subsidiary	(1,826)	(42)
Non-deductible tax expense	52	210
Non-deductible compensation	884	—
Other book/tax differences	1,254	(203)
Estimated distributable income before deductions for distributions	$10,437	$6,961

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At June 30, 2021, the Company had short-term capital loss carryforwards of $0.7 million and long-term capital loss carryforwards of $18.2 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.
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

As of June 30, 2021, the cost of investments held at the RIC for U.S. federal income tax purposes was $776.9 million, with such investments having gross unrealized appreciation of $26.6 million and gross unrealized depreciation of $47.7 million, resulting in net unrealized depreciation of $21.1 million. As of June 30, 2021, the cost of investments held at the Taxable Subsidiary for U.S. federal income tax purposes was $20.6 million, with such investments having gross unrealized appreciation of $19.7 million and gross unrealized depreciation of $2.1 million, resulting in net unrealized appreciation of $17.6 million. On a consolidated basis, the total investment portfolio has net unrealized depreciation of $3.5 million for U.S. federal income tax purposes.

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

The taxable income, or loss, of CSMC and the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC recorded bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan and bonus accruals are also recorded on a quarterly basis. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of June 30, 2021 and March 31, 2021, the Taxable Subsidiary had a deferred tax liability of $4.0 million and $3.3 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended June 30, 2021, we recognized net income tax expense of $0.4 million, principally consisting of a $0.1 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.3 million of tax benefit (of which $0.1 million is current and $0.2 million is deferred) relating to the Taxable Subsidiary. For the three months ended June 30, 2020, we recognized net income tax expense of $0.4 million, principally consisting of a $0.2 million accrual for U.S. federal excise tax on our estimated undistributed taxable income, a provision for U.S. federal income taxes relating to CSMC of $0.1 million (all of which is deferred expense) and $0.1 million of deferred tax expense relating to our Taxable Subsidiary.

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

7.    SHAREHOLDERS' EQUITY

On October 26, 2010, we received an exemptive order from the SEC permitting us to issue restricted stock to our executive officers and certain of our employees (the “Original Order”) pursuant to the Capital Southwest Corporation 2010 Restricted Stock Award Plan (the “2010 Plan”). On August 22, 2017, we received the exemptive order that supersedes the Original Order (the “Order”) and in addition to the relief granted under the Original Order, allows us to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Plan, and to pay the exercise price of options to purchase shares of our common stock granted pursuant to the 2009 Stock Incentive Plan (the “2009 Plan”). The right to grant restricted stock awards under the 2010 Plan terminated on July 18, 2021, ten years after the date that the 2010 Plan was approved by the Company’s shareholders pursuant to its terms. In connection with the termination of the 2010 Plan, the Company’s Board of Directors and stockholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the "2021 Employee Plan") as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. In connection therewith, on July 19, 2021, we received an exemptive order that supersedes the Order (the “Superseding Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, on March 29, 2021, we filed an exemptive application with the SEC to permit the Company to (i) issue restricted stock as part of the compensation package for non-employee directors of the Board of Directors (the “Non-Employee Directors”) under the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Award Plan (the “Non-Employee Director Plan”), and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the Non-Employee Directors to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the Non-Employee Director Plan. There can be no assurance if and when the Company will receive the exemptive order relating to the Non-Employee Director Plan. The terms of the exemptive order, if received, is expected to be substantially similar to the Superseding Order. The Non-Employee Director Plan will also be subject to shareholder approval upon receipt of the exemptive order.

During the three months ended June 30, 2021, the Company repurchased 20,450 shares at an aggregate cost of $0.5 million and a weighted average price per share of $26.43 in connection with the vesting of restricted stock awards. During the three months ended June 30, 2020, the Company repurchased 204 shares at an aggregate cost of $3.0 thousand and a weighted average price per share of $14.72 in connection with the vesting of restricted stock awards.

On March 4, 2019, the Company established an "at-the-market" offering (the "Equity ATM Program") which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50,000,000. On February 4, 2020, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $100,000,000 from $50,000,000 and (ii) added two additional sales agents to the Equity ATM Program. On May 26, 2021, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $250,000,000 from $100,000,000 and (ii) reduced the commission paid to the sales agents for the Equity ATM Program to 1.5% from 2.0% of the gross sales price of shares of the Company's common stock sold through the sales agents pursuant to the Equity ATM Program on and after May 26, 2021.

During the three months ended June 30, 2021, the Company sold 1,077,309 shares of its common stock under the Equity ATM Program at a weighted-average price of $26.10 per share, raising $28.1 million of gross proceeds. Net proceeds were $27.7 million after commissions to the sales agents on shares sold. Of these proceeds, $4.9 million remained receivable and is included in Other Receivables in the Consolidated Statement of Assets and Liabilities as of June 30, 2021. The cash proceeds were received subsequent to quarter end on July 1 and July 2, 2021. During the three months ended June 30, 2020, the Company sold 373,177 shares of its common stock under the Equity ATM Program at a weighted-average price of $15.38 per share, raising $5.7 million of gross proceeds. Net proceeds were $5.6 million after commissions to the sales agents on shares sold.

Cumulative to date, the Company has sold 5,382,938 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.80, raising $111.9 million of gross proceeds. Net proceeds were $109.9 million after commissions to the sales agents on shares sold. As of June 30, 2021, the Company has $138.1 million available under the Equity ATM Program.

Share Repurchase Program

In January 2016, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and terminated on March 26, 2020 upon the Company's purchase of the aggregate gross dollar amount (inclusive of commission fees) of its common stock under the share repurchase program meeting the threshold set forth in the share repurchase agreement.

On July 28, 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act.

8.    EMPLOYEE STOCK BASED COMPENSATION PLANS

Stock Awards

Under the 2010 Plan and the 2021 Employee Plan, a restricted stock award is an award of shares of our common stock, which have full voting and dividend rights but are restricted with regard to sale or transfer.  Restricted stock awards are independent of stock grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing. Unless otherwise specified in the award agreement, these shares vest in equal annual installments over a four-year period from the grant date and are expensed over the vesting period starting on the grant date.

On August 2, 2018, the Fourth Amendment to the 2010 Plan increased the number of shares of Company common stock available for issuance by 850,000 shares. The Fourth Amendment also includes revisions regarding change in control provisions, minimum vesting periods, incorporation of a clawback policy and other technical revisions.

On August 22, 2017, we received an exemptive order from the SEC that supersedes the Original Order and, in addition to the relief granted under the Original Order, allows the Company to withhold shares to satisfy tax withholding obligations related to the vesting of restricted stock granted pursuant to the 2010 Plan (the "Order"). The right to grant restricted stock awards under the 2010 Plan terminated on July 18, 2021, ten years after the date that the 2010 Plan was approved by the Company’s shareholders pursuant to its terms. In connection with the termination of the 2010 Plan, the Company’s Board of Directors and stockholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock.

The following table summarizes the restricted stock available under the 2010 Plan for issuance for the three months ended June 30, 2021:

Restricted stock available for issuance as of March 31, 2020	367,938
Additional restricted stock approved under the plan	—
Restricted stock granted during the three months ended June 30, 2021	(172,945)
Restricted stock forfeited during the three months ended June 30, 2021	35,176
Restricted stock available for issuance as of June 30, 2021	230,169

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended June 30, 2021 and 2020, we recognized total share based compensation expense of $1.1 million and $0.6 million, respectively, related to the restricted stock issued to our employees and officers.

During the three months ended June 30, 2021, the Company modified restricted stock awards to accelerate vesting of the unvested awards as of the separation date for one employee. The Company accounted for this as a modification of awards and recognized incremental compensation cost of $0.6 million. The incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and recognized as compensation cost on the date of modification for vested awards.

As of June 30, 2021, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $9.1 million, which will be amortized over the weighted-average vesting period of approximately 2.8 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan as of June 30, 2021:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2021	429,776	$17.05	2.5
Granted	172,945	27.60	3.9
Vested	(76,411)	16.59	2.9
Forfeited	(35,176)	15.42	—
Unvested at June 30, 2021	491,134	$20.95	2.8

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During both the three months ended June 30, 2021 and 2020, we made matching contributions of approximately $0.1 million.

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

The balances of unused commitments to extend financing as of June 30, 2021 and March 31, 2021 were as follows (amounts in thousands):

	June 30,	March 31,
Portfolio Company	2021	2021
Revolving Loans
AllOver Media, LLC	$2,000	$2,000
Broad Sky Networks LLC	2,000	2,000
Central Medical Supply LLC	1,200	1,200
Clickbooth.com, LLC	1,086	1,086
Dynamic Communities, LLC	500	500
Electronic Transaction Consultants LLC	3,704	3,704
Fast Sandwich, LLC	3,100	3,100
FoodPharma Subsidiary Holdings, LLC	3,000	—
GrammaTech, Inc.	2,500	2,500
Ian, Evan, & Alexander Corporation (DBA EverWatch)	2,000	2,000
ITA Holdings Group, LLC	2,000	2,000
Klein Hersh, LLC	938	938
Mako Steel LP	925	1,226
NeuroPsychiatric Hospitals, LLC	5,000	—
NinjaTrader, Inc.	1,500	1,500
NWN Parent Holdings, LLC	1,800	—
Roseland Management, LLC	1,500	1,500
RTIC Subsidiary Holdings, LLC	1,096	767
Shearwater Research, Inc.	2,446	—
Student Resource Center, LLC	1,333	—
Total Revolving Loans	39,628	26,021

Delayed Draw Term Loans
Acceleration Partners, LLC	57	216
Central Medical Supply LLC	1,400	1,400
CityVet Inc.	3,500	6,750
Crafty Apes, LLC	2,000	—
FoodPharma Subsidiary Holdings, LLC	7,500	—
NeuroPsychiatric Hospitals, LLC	10,000	—
NinjaTrader, Inc.	2,655	2,655
Shearwater Research, Inc.	3,262	—
Total Delayed Draw Term Loans	30,374	11,021

	June 30,	March 31,
Portfolio Company	2021	2021
Other
American Nuts Operations LLC	384	384
I-45 SLF LLC	4,800	8,000
Total Other	5,184	8,384

Total unused commitments to extend financing	$75,186	$45,426

As of June 30, 2021, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2021, the Company had $3.7 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.1 million expire in May 2022, $0.4 million expire in August 2021 and $0.2 million expire in April 2022. As of June 30, 2021, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

Total lease expense incurred for each of the three months ended June 30, 2021 and 2020 was $58.1 thousand. As of June 30, 2021, the asset related to the operating lease was $0.1 million and the lease liability was $0.2 million. As of June 30, 2021, the remaining lease term was 0.6 years and the discount rate was 2.65%.

The following table shows future minimum payments under the Company's operating lease as of June 30, 2021 (in thousands):

Year ending March 31,	Rent Commitment
2022	$181
Total	$181

In March 2021, the Company executed an agreement to lease new office space, which is expected to commence during the third quarter of fiscal year 2022. The office space will be approximately 13,000 square feet. This lease will be classified as an operating lease and has a term of approximately 10 years.

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

During both the three months ended June 30, 2021 and 2020, we did not receive any management fees from our portfolio companies. Additionally, as of June 30, 2021 and March 31, 2021, we had dividends receivable from I-45 SLF LLC of $1.6 million and $1.5 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

12.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2021 and 2020 (share amounts presented in thousands).

	Three Months Ended
	June 30,
Per Share Data:	2021	2020
Investment income[1]	$0.88	$0.84
Operating expenses[1]	(0.43)	(0.44)
Income taxes[1]	(0.02)	(0.02)
Net investment income[1]	0.43	0.38
Net realized loss[1]	(0.05)	(0.31)
Net unrealized appreciation on investments, net of tax[1]	0.33	0.42
Total increase from investment operations	0.71	0.49
Accretive effect of share issuances and repurchases	0.47	—
Dividends to shareholders	(0.53)	(0.51)
Issuance of restricted stock[1,2]	(0.10)	(0.18)
Common stock withheld for payroll taxes upon vesting of restricted stock	—	0.00
Share based compensation expense	0.05	0.03
Other[3]	(0.03)	(0.01)
Increase (decrease) in net asset value	0.57	(0.18)
Net asset value
Beginning of period	16.01	15.13
End of period	$16.58	$14.95

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	2.64%	2.91%
Ratio of net investment income to average net assets[4]	2.61%	2.48%
Portfolio turnover	0.79%	1.34%
Total investment return[4,5]	7.22%	22.50%
Total return based on change in NAV[4,6]	6.87%	2.18%

Per share market value at the end of the period	$23.23	$13.48
Weighted-average common shares outstanding	21,202	18,148
Weighted-average fully diluted shares outstanding	21,202	18,148
Common shares outstanding at end of period	22,200	18,588

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

On March 25, 2021, I-45 SLF LLC declared a return of capital dividend to its members in the amount of $10.0 million. As of June 30, 2021, total funded equity capital totaled $95.0 million, consisting of $76.0 million from CSWC and $19.0 million from Main Street. CSWC owns 80% of I-45 SLF LLC and has a current profits interest of 76.925%, while Main Street Capital Corporation owns 20% and has a current profits interest of 23.075%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital Corporation.

As of June 30, 2021 and March 31, 2021, I-45 SLF LLC had total assets of $185.9 million and $177.8 million, respectively. I-45 SLF LLC had approximately $169.6 million and $164.4 million of total investments at fair value as of June 30, 2021 and March 31, 2021, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of June 30, 2021, none of the credit investments were unsettled trades. During the three months ended June 30, 2021, I-45 SLF LLC declared a total dividend of $2.1 million of which $1.6 million was paid to CSWC in July 2021.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. The I-45 credit facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. In November 2019, the I-45 credit facility was amended to extend the maturity to November 2024 and to reduce the interest rate on borrowings to LIBOR plus 2.25% per annum. On April 30, 2020, the I-45 credit facility was amended to permanently reduce the I-45 credit facility amount through a prepayment of $15.0 million and to change the minimum utilization requirements. In March 2021, the I-45 credit facility was amended to extend the maturity to March 25, 2026 and to reduce the interest rate on borrowings to LIBOR plus 2.15%. Under the I-45 credit facility, $107.0 million has been drawn as of June 30, 2021.

Below is certain summarized financial information for I-45 SLF LLC as of June 30, 2021 and March 31, 2021 and for the three months ended June 30, 2021 and 2020 (amounts in thousands):

	June 30, 2021	March 31, 2021
Selected Balance Sheet Information:
Investments, at fair value (cost $176,002 and $170,791)	$169,625	$164,351
Cash and cash equivalents	10,399	10,419
Due from broker	3,014	152
Deferred financing costs and other assets	2,310	2,301
Interest receivable	522	553
Total assets	$185,870	$177,776

Senior credit facility payable	$107,000	$91,000
Other liabilities	2,215	2,131
Total liabilities	$109,215	$106,203
Members’ equity	76,655	71,573
Total liabilities and members' equity	$185,870	$177,776

	Three Months Ended
	June 30, 2021	June 30, 2020
Selected Statement of Operations Information:
Total revenues	$3,122	$3,766
Total expenses	(1,097)	(1,293)
Net investment income	2,025	2,473
Net unrealized appreciation (depreciation)	63	5,410
Net realized (losses) gains	1,069	(306)
Net increase (decrease) in members’ equity resulting from operations	$3,157	$7,577

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of June 30, 2021 and March 31, 2021 (in thousands):

I-45 SLF LLC Loan Portfolio as of June 30, 2021

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC New Holdco Inc.	Healthcare services	First Lien	6/25/2025	10.00%, 8.00% PIK	$1,787	$1,787	$1,734
		304,075 shares common stock	—	—	—	1,449	1,449
		Warrants (Expiration - December 11, 2025)	—	—	—	482	482
ADS Tactical, Inc.	Aerospace & defense	First Lien	3/19/2026	L+5.75% (Floor 1.00%)	6,647	6,516	6,696
American Teleconferencing Services, Ltd.[3]	Telecommunications	First Lien	6/8/2023	L+6.50% (Floor 1.00%)	6,759	6,720	2,965
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	12/31/2023	P+8.75%, 1.50% PIK (Floor 1.00%)	4,481	4,464	4,100
Burning Glass Intermediate Holding Company, Inc.[4]	Software & IT services	First Lien	6/10/2028	L+5.00% (Floor 1.00%)	2,689	2,630	2,669
California Pizza Kitchen, Inc.	Restaurants	First Lien	11/23/2024	L+10.00% (Floor 1.50%)	937	913	938
		First Lien Rolled Up	11/23/2024	1.00%, L+11.00% PIK (Floor 1.50%)	1,072	1,068	1,088
		Second Lien	5/23/2025	1.00%, L+12.50% PIK (Floor 1.50%)	1,181	1,181	1,196
Corel Inc.	Software & IT services	First Lien	7/2/2026	L+5.00%	6,984	6,800	6,997
Evergreen AcqCo 1 LP	Consumer products & retail	First Lien	4/26/2028	L+5.75% (Floor 0.75%)	4,200	4,159	4,249
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.25%	4,888	4,856	4,888
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	7,643	7,614	7,651
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+6.00% (Floor 1.00%)	6,032	5,965	6,001
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,873	2,864	2,722
Integro Parent Inc.	Business services	First Lien	10/28/2022	L+5.75% (Floor 1.00%)	3,241	3,219	3,185

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	5,721	5,699	5,720
Inventus Power, Inc.	Technology products & components	First Lien	3/29/2024	L+5.00% (Floor 1.00%)	6,983	6,919	6,919
INW Manufacturing, LLC	Food, agriculture, & beverage	First Lien	3/25/2027	L+5.75% (Floor 0.75%)	2,981	2,894	2,922
Isagenix International, LLC	Consumer products & retail	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	1,788	1,778	1,468
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,694	4,670	4,694
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	L+7.25% (Floor 1.00%)	6,290	6,245	6,290
Lift Brands, Inc.	Consumer services	Tranche A	6/29/2025	L+7.50% (Floor 1.00%)	2,521	2,521	2,370
		Tranche B	6/29/2025	9.50% PIK	543	543	435
		Tranche C	6/29/2025	—	565	565	452
		Equity	—	—	—	749	749
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	4,986	4,945	4,961
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	5,874	5,849	5,609
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+7.00%, 2.50% PIK (Floor 1.00%)	3,625	3,577	3,099
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.00% (Floor 1.00%)	4,623	4,572	4,623
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,719	2,697	2,476
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,832	4,790	4,838
PaySimple, Inc.	Software & IT services	Delayed Draw Term Loan	8/23/2025	L+5.50%	1,365	1,342	1,365
		First Lien	8/23/2025	L+5.50%	4,209	4,166	4,209
PT Network, LLC	Healthcare products	First Lien	11/30/2023	L+5.50%, 2.00% PIK (Floor 1.00%)	4,476	4,476	4,476
Research Now Group, Inc.	Business services	First Lien	12/20/2025	L+5.50% (Floor 1.00%)	4,974	4,974	4,929
Retail Services WIS Corporation	Business services	First Lien	5/20/2025	L+7.75% (Floor 1.00%)	3,015	2,956	2,970
Tacala, LLC	Consumer products & retail	Second Lien	2/7/2028	L+7.50% (Floor 0.75%)	5,000	4,990	5,022
TEAM Services Group, LLC	Healthcare services	First Lien	12/20/2027	L+5.00% (Floor 1.00%)	4,988	4,963	4,963

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+6.25% (Floor 1.00%)	3,816	3,810	3,358
		First Lien - Term Loan B	4/28/2022	L+6.25%	947	945	833
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	5,716	5,702	5,737
UniTek Global Services, Inc.	Telecommunications	First Lien	8/20/2024	L+5.50%, 1.00% PIK (Floor 1.00%)	2,757	2,742	2,504
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+6.00% (Floor 1.00%)	5,200	5,175	4,810
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,750	3,708	3,619
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,376	4,353	4,195
Total Investments						$176,002	$169,625

1Represents the interest rate as of June 30, 2021. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each investment, the Company has provided the spread over LIBOR or Prime in effect at June 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor.
2Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
3Investment is on non-accrual status as of June 30, 2021, meaning the Company has ceased to recognize interest income on the investment.
4The investment has approximately $0.3 million in an unfunded revolving loan commitment as of June 30, 2021.

I-45 SLF LLC Loan Portfolio as of March 31, 2021

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost[2]	Fair Value[3]
AAC New Holdco Inc.	Healthcare services	First Lien	6/25/2025	10.00%, 8.00% PIK	$1,752	$1,752	$1,743
		304,075 shares common stock	—	—	—	1,449	1,449
		Warrants (Expiration - December 11, 2025)	—	—	—	482	482
ADS Tactical	Aerospace & defense	First Lien	3/19/2026	L+5.75% (Floor 1.00%)	6,731	6,596	6,697
American Teleconferencing Services, Ltd.	Telecommunications	First Lien	6/8/2023	L+6.50% (Floor 1.00%)	6,759	6,698	3,590
ATX Canada Acquisitionco Inc.	Technology products & components	First Lien	12/31/2023	L+6.25%, 1.50% PIK (Floor 1.00%)	4,464	4,462	4,084
California Pizza Kitchen, Inc.	Restaurants	First Lien	11/23/2024	L+10.00% (Floor 1.50%)	937	913	936
		First Lien Rolled Up	11/23/2024	1.00%, L+11.00% PIK (Floor 1.50%)	1,039	1,035	1,033
		Second Lien	5/23/2025	1.00%, L+12.50% PIK (Floor 1.50%)	1,141	1,141	1,115
		67,841 shares common stock	—	—	—	1,845	1,845
Corel	Software & IT services	First Lien	7/2/2026	L+5.00%	7,030	6,834	7,008
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.25%	4,900	4,867	4,888
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	6,848	6,816	6,839
Hunter Defense Technologies, Inc.	Aerospace & defense	First Lien	3/29/2023	L+6.00% (Floor 1.00%)	6,122	6,049	6,091
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,880	2,870	2,741
Integro Parent Inc.	Business services	First Lien	10/28/2022	L+5.75% (Floor 1.00%)	3,253	3,226	3,201
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	5,735	5,712	5,748
Inventus Power, Inc.	Technology Products & Components	First Lien	3/29/2024	L+5.00% (Floor 1.00%)	7,000	6,930	6,930

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost[2]	Fair Value[3]
Isagenix International, LLC	Consumer products & retail	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	1,823	1,812	1,376
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,706	4,680	4,700
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	L+7.25% (Floor 1.00%)	6,305	6,255	6,305
Lift Brands, Inc.	Consumer services	Tranche A	6/29/2025	L+7.5% (Floor 1.00%)	2,521	2,521	2,370
		Tranche B	6/29/2025	9.50% PIK	531	531	424
		Tranche C	6/29/2025	—	565	565	452
		1,051 shares common stock	—	—	—	749	749
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	3,453	3,418	3,419
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	5,890	5,863	5,683
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+7.00%, 2.50% PIK (Floor 1.00%)	3,686	3,633	3,152
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.00% (Floor 1.00%)	4,625	4,570	4,533
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,738	2,714	2,468
Novetta Solutions, LLC	Software & IT services	First Lien	10/17/2022	L+5.00% (Floor 1.00%)	4,845	4,795	4,836
PaySimple, Inc.	Software & IT services	Delayed Draw Term Loan	8/23/2025	L+5.50%	1,369	1,346	1,365
		First Lien	8/23/2025	L+5.50%	4,220	4,174	4,209
Pet Supermarket, Inc.	Consumer products & retail	First Lien	7/5/2022	L+5.50% (Floor 1.00%)	4,760	4,750	4,641
PT Network, LLC	Healthcare products	First Lien	11/30/2023	L+5.50%, 2.00% PIK (Floor 1.00%)	4,465	4,465	4,465
Research Now Group, Inc.	Business Services	First Lien	12/20/2025	L+5.50% (Floor 1.00%)	4,987	4,987	4,950
Signify Health, LLC	Healthcare services	First Lien	12/23/2024	L+4.50% (Floor 1.00%)	5,044	5,017	5,064
Tacala, LLC	Consumer products & retail	Second Lien	2/7/2028	L+7.50% (Floor 0.75%)	5,000	4,989	5,002
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+6.25% (Floor 1.00%)	3,816	3,808	3,358

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost[2]	Fair Value[3]
		First Lien - Term Loan B	4/28/2022	L+6.25% (Floor 1.00%)	949	947	835
TGP Holdings III LLC	Durable consumer goods	Second Lien	9/25/2025	L+8.50% (Floor 1.00%)	2,500	2,479	2,483
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	5,802	5,785	5,824
UniTek Global Services, Inc.	Telecommunications	First Lien	8/20/2024	L+5.50%, 1.00% PIK (Floor 1.00%)	2,736	2,721	2,480
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.50% (Floor 1.00%)	5,200	5,172	4,829
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,805	3,760	3,672
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,634	4,608	4,287

Total Investments						$170,791	$164,351

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

14.    SUBSEQUENT EVENTS

On July 28, 2021, the Board of Directors declared a total dividend of $0.54 per share, comprised of a regular dividend of $0.44 and a supplemental dividend of $0.10, for the quarter ended September 30, 2021. The record date for the dividend is September 15, 2021. The payment date for the dividend is September 30, 2021.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Three Months Ended June 30, 2021
(amounts in thousands)

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2021	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2021
Control Investments
I-45 SLF LLC	80% LLC equity interest	$1,597	$57,158	$3,200	$—	$—	$914	$61,272
Total Control Investments		$1,597	$57,158	$3,200	$—	$—	$914	$61,272

Affiliate Investments
Central Medical Supply LLC	Revolving Loan	$11	$276	$2	$—	$—	$(2)	$276
	First Lien	210	6,908	6	—	—	(6)	6,908
	Delayed Draw Term Loan	6	92	2	—	—	(2)	92
	875,000 Preferred Units	—	641	—	—	—	(392)	249
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	1,343	—	—	—	(575)	768
Delphi Intermediate Healthco LLC	First Lien	38	1,398	—	—	—	—	1,398
	First Lien	39	1,500	26	—	—	(1)	1,525
	1,681.04 Common Units	—	3,615	—	—	—	221	3,836
Dynamic Communities, LLC	Revolving Loan	1	—	—	—	—	—	—
	First Lien	361	9,966	228	—	—	(33)	10,161
	Senior subordinated debt	23	372	23	—	—	—	395
	2,000,000 Preferred units	—	1,274	—	—	—	—	1,274
GrammaTech, Inc.	Revolving Loan	6	—	2	—	—	(2)	—
	First Lien	285	11,420	9	—	—	(205)	11,224
	1,000 Class A units	—	1,208	—	—	—	(203)	1,005
ITA Holdings Group, LLC	Revolving loan	4	—	2	—	—	(2)	—
	First Lien - Term Loan	216	10,061	12	—	—	(12)	10,061
	First Lien - Term Loan B	146	5,101	6	—	—	(6)	5,101
	First Lien - PIK Note A	99	2,630	95	—	—	(31)	2,694
	First Lien - PIK Note B	3	103	3	—	—	—	106
	Warrants	—	2,968	—	—	—	307	3,275
	9.25% Class A membership interest	—	2,532	—	—	—	480	3,012

Portfolio Company	Type of Investment (1)	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2021	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2021
SIMR, LLC	First lien	—	12,103	224	—	—	(442)	11,885
	9,374,510.2 Class B Common Units	—	—	—	—	—	—	—
Sonobi, Inc.	First Lien	200	8,500	7	—	—	(7)	8,500
	500,000 Class A Common Units	—	1,235	—	—	—	455	1,690
Total Affiliate Investments		$1,648	$85,246	$647	$—	$—	$(458)	$85,435
Total Control & Affiliate Investments		$3,245	$142,404	$3,847	$—	$—	$456	$146,707

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

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” and other similar expressions identify forward-looking statements. These risks include risks related to changes in the markets in which the Company invests; changes in the financial and lending markets; regulatory changes; tax treatment and general economic and business conditions; and uncertainties associated with the impact from the COVID-19 pandemic, including its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our ability and their ability to achieve their respective objectives, and the effects of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the fiscal year ended March 31, 2021 and in this Form 10-Q. The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the fiscal year ended March 31, 2021. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We primarily target senior debt and equity investments in LMM companies, as well as first and second lien loans in UMM companies. Our target LMM companies typically have annual EBITDA between $3.0 million and $20.0 million, and our LMM investments generally range in size from $10.0 million to $25.0 million. Our UMM investments generally include first and second lien loans in companies with EBITDA generally greater than $20.0 million, and our UMM investments typically range in size from $5.0 million to $15.0 million.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the three months ended June 30, 2021 and 2020, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 2.32% and 2.59%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2021 and March 31, 2021, our investment portfolio at fair value represented approximately 95.5% and 93.6% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of June 30, 2021 and March 31, 2021 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2021, we had two investments on non-accrual status, which represent approximately 1.8% of our total investment portfolio's fair value and approximately 2.4% of its cost. As of March 31, 2021, we did not have any investments on non-accrual status.

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

INVESTMENT PORTFOLIO COMPOSITION

Our LMM investments consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies generally based in the United States. Our LMM portfolio companies generally have annual EBITDA between $3.0 million and $20.0 million, and our LMM investments typically range in size from $5.0 million to $25.0 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, generally bear interest at floating rates, and generally have a term of between five and seven years from the original investment date.

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

The total value of our investment portfolio was $798.6 million as of June 30, 2021, as compared to $688.4 million as of March 31, 2021. As of June 30, 2021, we had investments in 62 portfolio companies with an aggregate cost of $806.3 million. As of March 31, 2021, we had investments in 55 portfolio companies with an aggregate cost of $703.6 million.

As of June 30, 2021 and March 31, 2021, approximately $644.4 million, or 96.0%, and $546.6 million, or 95.5%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% were subject to contractual minimum interest rates. As of June 30, 2021 and March 31, 2021, the weighted average contractual minimum interest rate is 1.27% and 1.30%, respectively. As of June 30, 2021 and March 31, 2021, approximately $26.8 million, or 4.0%, and $26.0 million, or 4.5%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in LMM and UMM companies as of June 30, 2021 and March 31, 2021 (excluding our investment in I-45 SLF LLC):

	As of June 30, 2021
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	49	12
Fair value	$641,940	$95,435
Cost	$635,315	$94,971
% of portfolio at cost - debt	92.9%	93.2%
% of portfolio at cost - equity	7.1%	6.8%
% of debt investments at cost secured by first lien	84.7%	78.6%
Weighted average annual effective yield (b)	10.1%	9.2%
Weighted average EBITDA (c)	$10,598	$61,841
Weighted average leverage through CSWC security (d)	4.2x	4.0x

(a)At June 30, 2021, we had equity ownership in approximately 57.1% of our LMM investments.
(b)The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of June 30, 2021, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of June 30, 2021, there were two investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)Weighted average EBITDA metric is calculated using investment cost basis weighting. For the quarter ended June 30, 2021, three LMM portfolio companies and one UMM portfolio company are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(d)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the quarter ended June 30, 2021, three LMM portfolio companies and one UMM portfolio company are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

	As of March 31, 2021
	LMM (a)	UMM
	(dollars in thousands)
Number of portfolio companies	44	10
Fair value	$554,199	$77,075
Cost	$551,144	$79,613
% of portfolio at cost - debt	92.4%	91.8%
% of portfolio at cost - equity	7.6%	8.2%
% of debt investments at cost secured by first lien	85.9%	71.6%
Weighted average annual effective yield (b)	10.8%	10.3%
Weighted average EBITDA (c)	$9,883	$69,988
Weighted average leverage through CSWC security (d)	4.2x	4.0x

(a)At March 31, 2021, we had equity ownership in approximately 59.1% of our LMM investments and 30.0% of our UMM investments.
(b)The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of March 31, 2021, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of March 31, 2021, there were no investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of June 30, 2021 and March 31, 2021:

	As of June 30, 2021
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$90,704	13.5%
2	528,019	78.7
3	52,534	7.8
4	—	—
Total	$671,257	100.0%

	As of March 31, 2021
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$58,466	10.2%
2	461,239	80.6
3	52,909	9.2
4	—	—
Total	$572,614	100.0%

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

As of June 30, 2021, we had two debt investments on non-accrual status, which represent approximately 1.8% of our total investment portfolio's fair value and approximately 2.4% of its cost. As of March 31, 2021, we did not have any investments on non-accrual status.

Investment Activity

During the three months ended June 30, 2021, we made new debt investments in eight portfolio companies totaling $96.6 million, follow-on debt investments in three portfolio companies totaling $3.4 million, and equity investments in three new portfolio companies totaling $3.8 million. We also funded $3.2 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $3.8 million. We funded $0.3 million on revolving loans and received $0.3 million in repayments on revolving loans. In addition, we received proceeds from sales of investments totaling $1.7 million.

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

Total portfolio investment activity for the three months ended June 30, 2021 and 2020 was as follows (dollars in thousands):

Three months ended June 30, 2021	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$524,161	$36,919	$11,534	$58,660	$57,158	$688,432
New investments	84,889	15,435	—	3,761	3,200	107,285
Proceeds from sales of investments	—	(53)	—	(1,632)	—	(1,685)
Principal repayments received	(4,045)	(63)	—	—	—	(4,108)
PIK interest earned	917	433	411	—	—	1,761
Accretion of loan discounts	633	47	8	—	—	688
Realized (loss) gain	20	(2,323)	—	1,091	—	(1,212)
Unrealized gain (loss)	(416)	2,614	136	4,238	914	7,486
Fair value, end of period	$606,159	$53,009	$12,089	$66,118	$61,272	$798,647
Weighted average yield on debt investments at end of period						10.04%
Weighted average yield on total investments at end of period						10.12%

Three months ended June 30, 2020	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$427,447	$37,139	$9,747	$38,979	$39,760	$553,072
New investments	23,685	—	—	1,272	12,800	37,757
Proceeds from sales of investments	—	—	—	—	—	—
Principal repayments received	(7,576)	(62)	—	—	—	(7,638)
PIK interest earned	696	203	—	—	—	899
Accretion of loan discounts	465	45	9	—	—	519
Realized gain	(5,560)	—	—	—	—	(5,560)
Unrealized gain (loss)	4,402	179	(9)	(634)	4,191	8,129
Fair value, end of period	$439,944	$37,504	$9,747	$43,232	$56,751	$587,178
Weighted average yield on debt investments at end of period						10.08%
Weighted average yield on total investments at end of period						10.36%

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

Comparison of three months ended June 30, 2021 and June 30, 2020

	Three Months Ended
	June 30,		Net Change
	2021	2020	Amount	%
	(in thousands)
Total investment income	$18,579	$15,164	$3,415	22.5%
Interest expense	(4,955)	(4,328)	(627)	14.5%
Other operating expenses	(4,185)	(3,667)	(518)	14.1%
Income before taxes	9,439	7,169	2,270	31.7%
Income tax expense	396	350	46	13.1%
Net investment income	9,043	6,819	2,224	32.6%
Net realized (loss) gain on investments, net of tax	(952)	(5,547)	4,595	(82.8)%
Net unrealized appreciation (depreciation) on investments, net of tax	7,051	7,605	(554)	(7.3)%
Net increase (decrease) in net assets from operations	$15,142	$8,877	$6,265	70.6%

Investment Income

Total investment income consisted of interest income, dividend income and other income for each applicable period. For the three months ended June 30, 2021, we reported investment income of $18.6 million, a $3.4 million, or 22.5%, increase as compared to the three months ended June 30, 2020. The increase was primarily due to a $3.0 million increase in interest income generated from our debt investments due to a 34.7% increase in the cost basis of debt investments held from $503.8 million to $678.5 million year-over-year, as well as an increase of $0.7 million in dividend income due to distributions received from portfolio companies. This increase was partially offset by a $0.2 million decrease in fees and other income.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended June 30, 2021, our total interest expense was $5.0 million, an increase of $0.6 million, as compared to the total interest expense of $4.3 million for the three months ended June 30, 2020. The increase was primarily attributable to the issuance of $140 million in aggregate principal amount of the January 2026 Notes, offset by a decrease due to the redemption of the December 2022 Notes and a decrease of $25.6 million in average borrowings on our Credit Facility, as well as a decrease in the weighted average interest rate on our Credit Facility from 3.68% to 2.71% during the three months ended June 30, 2020 and June 30, 2021, respectively.

Salaries, General and Administrative Expenses

For the three months ended June 30, 2021, our total employee compensation expense (including both cash and share-based compensation) increased by $0.2 million, or 7.5%, as compared to the total employee compensation expense for the three months ended June 30, 2020. The increase was primarily due to an increase in share-based compensation as a result of the incremental compensation costs related to a restricted stock award modification during the three months ended June 30, 2021. For the three months ended June 30, 2021, our total general and administrative expense was $1.7 million, an increase of $0.4 million or 25.6%, as compared to the total general and administrative expense of $1.3 million for the three months ended June 30, 2020. The increase was primarily due to employee recruiting costs related to the hiring of a new principal and an increase in director compensation.

Net Investment Income

For the three months ended June 30, 2021, income before taxes increased by $2.3 million, or 31.7%. Net investment income increased from the prior year period by $2.2 million, or 32.6%, to $9.0 million as a result of a $3.4 million increase in total investment income, partially offset by a $0.6 million increase in interest expense.

Net Realized and Unrealized Gains (Losses) on Investments

During the three months ended June 30, 2021, we recognized net realized losses totaling $1.0 million, which primarily consisted of losses of $2.3 million on the sale of one non-control/non-affiliate debt investment, partially offset by a gain of $1.1 million on the sale of one non-control/non-affiliate equity investment and gains on repayments of debt investments.

In addition, during the three months ended June 30, 2021, we recorded net unrealized appreciation on our current portfolio of $6.2 million, consisting of unrealized gains of $0.9 million on I-45 SLF LLC, $5.2 million on equity investments and $0.5 million on LMM debt investments, offset by unrealized losses on UMM debt investments of $0.4 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment. We also recorded the reversal of $1.3 million of net unrealized depreciation recognized in prior periods due to realized losses described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.4 million, totaling $7.1 million of net unrealized appreciation on investments.

During the three months ended June 30, 2020, we recognized net realized losses totaling $5.5 million, which consisted of losses on the restructuring of one non-control/non-affiliate investment partially offset by gains on the partial repayments of debt investments.

In addition, during the three months ended June 30, 2020, we recorded net unrealized appreciation on our current portfolio of $2.7 million, the reversal of $5.4 million of net unrealized depreciation recognized in prior periods due to the realized losses described above, and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.5 million, totaling $7.6 million of net unrealized appreciation on investments. Net unrealized appreciation on our current portfolio included unrealized gains on I-45 SLF LLC of $4.2 million and $0.6 million on UMM debt investments, offset by unrealized losses on LMM debt investments of $1.5 million and LMM equity investments of $0.6 million. These unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment.

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

Cash Flows

For the three months ended June 30, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $15.1 million. During the foregoing period, our operating activities used $100.3 million in cash, consisting primarily of new portfolio investments of $107.3 million, partially offset by $4.1 million from sales and repayments received from debt investments in portfolio companies and $1.6 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $85.2 million, consisting primarily of borrowings on our Credit Facility of $70.0 million and net proceeds from the Equity ATM Program of $27.7 million, partially offset by cash dividends paid in the amount of $11.5 million. At June 30, 2021, the Company had cash and cash equivalents of approximately $16.5 million.

For the three months ended June 30, 2020, we experienced a net increase in cash and cash equivalents in the amount of $1.2 million. During that period, our operating activities used $22.9 million in cash, consisting primarily of new portfolio investments of $37.8 million, partially offset by $7.6 million of sales and repayments received from debt investments in portfolio companies. In addition, our financing activities increased cash by $24.1 million, consisting primarily of borrowings on our Credit Facility of $28.0 million, partially offset by cash dividends paid in the amount of $9.5 million. At June 30, 2020, the Company had cash and cash equivalents of approximately $15.0 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. As of June 30, 2021, the Company’s asset coverage was 181%.

Credit Facility

In August 2016, CSWC entered into a senior secured credit facility (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”) to provide additional liquidity to support its investment and operational activities. The Credit Facility contains an accordion feature that allows CSWC to increase the total commitments under the Credit Facility up to $400 million from new and existing lenders on the same terms and conditions as the existing commitments. Borrowings under the Credit Facility accrue interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 2.50% with no LIBOR floor. CSWC pays unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The total borrowing capacity under the Credit Facility is $340 million, with commitments from a diversified group of nine lenders.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining a minimum senior coverage ratio of 2 to 1, (4) maintaining a minimum shareholders’ equity, (5) maintaining a minimum consolidated net worth, (6) maintaining a regulatory asset coverage of not less than 150%, (7) maintaining an interest coverage ratio of at least 2.25 to 1.0, and (8)

at any time the outstanding advances exceed 90% of the borrowing base, maintaining a minimum liquidity of not less than 10% of the covered debt amount.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of June 30, 2021, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At June 30, 2021, CSWC had $190.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.4 million for the three months ended June 30, 2021. For the three months ended June 30, 2020, CSWC recognized interest expense of $1.9 million. The weighted average interest rate on the Credit Facility was 2.71% for the three months ended June 30, 2021. For the three months ended June 30, 2020, the weighted average interest rate on the Credit Facility was 3.68%. Average borrowings for the three months ended June 30, 2021 were $137.3 million. For the three months ended June 30, 2020, average borrowings were $162.9 million. As of June 30, 2021, CSWC was in compliance with all financial covenants under the Credit Facility.

December 2022 Notes

In December 2017, the Company issued $57.5 million in aggregate principal amount, including the underwriters’ full exercise of their option to purchase additional principal amounts to cover over-allotments, of 5.95% Notes due 2022 (the “December 2022 Notes”). The December 2022 Notes bore interest at a rate of 5.95% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2018.

On June 11, 2018, the Company entered into an ATM debt distribution agreement, pursuant to which it may offer for sale, from time to time, up to $50 million in aggregate principal amount of December 2022 Notes through B. Riley FBR, Inc., acting as its sales agent. The Company issued an additional $19.6 million in aggregate principal amount of the December 2022 Notes under this agreement. All issuances of December 2022 Notes ranked equally in right of payment and form a single series of notes.

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

The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million for the three months ended June 30, 2020. Average borrowings for the three months ended June 30, 2020 were $77.1 million. The December 2022 Notes had a weighted average effective yield of 5.93%.

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

As of June 30, 2021, the carrying amount of the October 2024 Notes was $123.0 million on an aggregate principal amount of $125.0 million at a weighted average effective yield of 5.375%. As of June 30, 2021, the fair value of the October 2024 Notes was $123.7 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.8 million for the three months ended June 30, 2021. For the three months ended June 30, 2020, the Company recognized interest expense of $1.1 million. For the three months ended June 30, 2021 and 2020, average borrowings were $125.0 million and $75.0 million, respectively.

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

As of June 30, 2021, the carrying amount of the January 2026 Notes was $138.5 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of June 30, 2021, the fair value of the January 2026 Notes was $138.9 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million for the three months ended June 30, 2021. For the three months ended June 30, 2021, average borrowings were $140.0 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025.

Equity Capital Activities

In January 2016, our board of directors approved a share repurchase program authorizing us to repurchase up to $10 million in the aggregate of our outstanding shares of common stock in the open market at certain thresholds below our net asset value per share, in accordance with Rules 10b-18 under the Exchange Act. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and terminated on March 26, 2020 upon the Company's purchase of the aggregate gross dollar amount (inclusive of commission fees) of its common stock under the share repurchase program meeting the threshold set forth in the share repurchase agreement. Accordingly, during the three months ended June 30, 2021, the Company did not repurchase any shares of the Company's common stock under the share repurchase program.

Cumulative to date, we have repurchased a total of 840,543 shares of our common stock in the open market under the stock repurchase program, at an average price of $11.85, including commissions paid.

On July 28, 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act.

On March 4, 2019, the Company established an "at-the-market" offering (the "Equity ATM Program") which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50,000,000. On February 4, 2020, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $100,000,000 from $50,000,000 and (ii) added two additional sales agents to the Equity ATM Program. On May 26, 2021, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $250,000,000 from $100,000,000 and (ii) reduced the commission paid to the sales agents for the Equity ATM Program to 1.5% from 2.0% of the gross sales price of shares of the Company's common stock sold through the sales agents pursuant to the Equity ATM Program on and after May 26, 2021.

During the three months ended June 30, 2021, the Company sold 1,077,309 shares of its common stock under the Equity ATM Program at a weighted-average price of $26.10 per share, raising $28.1 million of gross proceeds. Net proceeds were $27.7 million after commissions to the sales agents on shares sold. During the three months ended June 30, 2020, the Company sold 373,177 shares of its common stock under the Equity ATM Program at a weighted-average price of $15.38 per share, raising $5.7 million of gross proceeds. Net proceeds were $5.6 million after commissions to the sales agents on shares sold.

Cumulative to date, the Company has sold 5,382,938 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.80, raising $111.9 million of gross proceeds. Net proceeds were $109.9 million after commissions to the sales agents on shares sold. As of June 30, 2021, the Company has $138.1 million available under the Equity ATM Program.

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of June 30, 2021.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$181	$181	$—	$—	$—
Credit Facility (1)	202,915	5,220	197,695	—	—
October 2024 Notes (2)	148,516	6,719	13,438	128,359	—
January 2026 Notes (2)	172,043	6,843	12,600	152,600	—
	$523,655	$18,963	$223,733	$280,959	$—

(1)Amounts include interest payments calculated at an average rate of 2.71% of outstanding Credit Facility borrowings, which were $190.0 million as of June 30, 2021.
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

At June 30, 2021 and March 31, 2021, we had a total of approximately $75.2 million and $45.4 million, respectively, in currently unfunded commitments (as discussed in Note 10 to the Consolidated Financial Statements). Included within the total unfunded commitments as of June 30, 2021 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2021, we had $3.7 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $3.1 million expire in May 2022, $0.4 million expire in August 2021 and $0.2 million expire in April 2022. As of June 30, 2021, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of June 30, 2021, the Company had cash and cash equivalents of $16.5 million and $146.7 million in available borrowings under the Credit Facility.

RECENT DEVELOPMENTS

On July 28, 2021, the Board of Directors declared a total dividend of $0.54 per share, comprised of a regular dividend of $0.44 and a supplemental dividend of $0.10, for the quarter ended September 30, 2021. The record date for the dividend is September 15, 2021. The payment date for the dividend is September 30, 2021.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. A large portion of our portfolio is comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expenses will also be affected by changes in the published LIBOR rate in connection with our Credit Facility. The interest rates on the October 2024 Notes and the January 2026 Notes are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2021, we were not a party to any hedging arrangements.

As of June 30, 2021, approximately 96.0% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Based on interest rates as of June 30, 2021, a hypothetical 100 basis point increase in interest rates could decrease our net investment income by a maximum of $1.6 million, or $0.07 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could increase our net investment income by a maximum of $0.4 million, or $0.02 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.50%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of June 30, 2021.

During the three months ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.    Risk Factors

Investing in our common stock involves a number of significant risks. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 that we filed with the SEC on May 26, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 25, 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $10 million of our outstanding shares of common stock in the open market at certain thresholds below our net asset value per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Securities Exchange Act of 1934, as amended. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and terminated on March 26, 2020 upon the Company's purchase of the aggregate gross dollar amount (inclusive of commission fees) of its common stock under the share repurchase program meeting the threshold set forth in the share repurchase agreement.

On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act.

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

CAPITAL SOUTHWEST CORPORATION

August 3, 2021	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

August 3, 2021	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer