Form 10-Q
period 2021-09-30
CAPITAL SOUTHWEST CORP
filed 2021-11-02
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

23,341,039 shares of Common Stock, $0.25 value per share, as of October 29, 2021.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	September 30,	March 31,
	2021	2021
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $658,003 and $540,556, respectively)	$672,869	$546,028
Affiliate investments (Cost: $91,518 and $90,201, respectively)	85,711	85,246
Control investments (Cost: $76,000 and $72,800, respectively)	59,638	57,158
Total investments (Cost: $825,521 and $703,557, respectively)	818,218	688,432
Cash and cash equivalents	26,840	31,613
Receivables:
Dividends and interest	12,212	10,533
Escrow	975	1,150
Other	2,327	171
Income tax receivable	149	155
Debt issuance costs (net of accumulated amortization of $4,108 and $3,582, respectively)	4,500	2,246
Other assets	1,601	1,284
Total assets	$866,822	$735,584

Liabilities
SBA Debentures (Par value: $17,500 and $0, respectively)	$16,709	$—
October 2024 Notes (Par value: $0 and $125,000, respectively)	—	122,879
January 2026 Notes (Par value: $140,000 and $140,000, respectively)	138,545	138,425
October 2026 Notes (Par value: $100,000 and $0, respectively)	97,264	—
Credit facility	215,000	120,000
Other liabilities	9,045	11,655
Accrued restoration plan liability	2,895	2,979
Income tax payable	117	50
Deferred tax liability	5,302	3,345
Total liabilities	484,877	399,333

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 25,680,551 shares at September 30, 2021 and 23,344,836 shares at March 31, 2021	6,420	5,836
Additional paid-in capital	414,901	356,447
Total distributable (loss) earnings	(15,439)	(2,095)
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	381,945	336,251
Total liabilities and net assets	$866,822	$735,584
Net asset value per share (23,341,039 shares outstanding at September 30, 2021 and 21,005,324 shares outstanding at March 31, 2021)	$16.36	$16.01

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Investment income:
Interest income:
Non-control/Non-affiliate investments	$14,752	$10,401	$28,068	$19,704
Affiliate investments	1,348	1,720	2,658	3,941
Control investments	—	—	—	—
Payment-in-kind interest income:
Non-control/Non-affiliate investments	466	1,478	1,103	2,244
Affiliate investments	413	283	751	638
Control investments	—	—	—	—
Dividend income:
Non-control/Non-affiliate investments	510	171	1,570	354
Affiliate investments	—	—	—	—
Control investments	1,560	1,689	3,157	3,463
Interest income from cash and cash equivalents	1	4	2	7
Fees and other income	1,246	939	1,566	1,498
Total investment income	20,296	16,685	38,875	31,849
Operating expenses:
Compensation	2,298	1,961	3,730	3,681
Share-based compensation	923	853	1,999	1,465
Interest	5,405	4,397	10,360	8,725
Professional fees	648	583	1,349	1,153
General and administrative	982	787	1,958	1,552
Total operating expenses	10,256	8,581	19,396	16,576
Income before taxes	10,040	8,104	19,479	15,273
Federal income, excise and other taxes	15	169	215	378
Deferred taxes	299	(384)	495	(243)
Total income tax expense (benefit)	314	(215)	710	135
Net investment income	$9,726	$8,319	$18,769	$15,138
Realized gain (loss)
Non-control/Non-affiliate investments	$3,496	$349	$2,544	$(5,198)
Affiliate investments	—	(1,628)	—	(1,628)
Control investments	—	—	—	—
Total net realized gain (loss) on investments, net of tax	3,496	(1,279)	2,544	(6,826)
Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	2,363	3,919	9,393	10,824
Affiliate investments	(393)	1,710	(851)	(1,257)
Control investments	(1,634)	4,732	(720)	8,923
Income tax (provision) benefit	(1,027)	(725)	(1,462)	(1,249)
Total net unrealized appreciation (depreciation) on investments, net of tax	(691)	9,636	6,360	17,241
Net realized and unrealized gains on investments	2,805	8,357	8,904	10,415
Realized loss on extinguishment of debt	(17,087)	(286)	(17,087)	(286)
Net (decrease) increase in net assets from operations	$(4,556)	$16,390	$10,586	$25,267

Pre-tax net investment income per share - basic and diluted	$0.45	$0.44	$0.89	$0.83
Net investment income per share – basic and diluted	$0.43	$0.45	$0.86	$0.82
Net (decrease) increase in net assets from operations – basic and diluted	$(0.20)	$0.88	$0.48	$1.37
Weighted average shares outstanding – basic and diluted	22,534,443	18,600,443	21,871,805	18,375,402
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	2021	2020

Net assets, March 31	$336,251	$272,222
Operations:
Net investment income	9,043	6,819
Net realized (loss) gain on investments	(952)	(5,547)
Net unrealized appreciation (depreciation) on investments, net of tax	7,051	7,605
Net increase in net assets from operations	15,142	8,877
Dividends to shareholders ($0.53 and $0.51 per share, respectively)	(11,528)	(9,480)
Capital share transactions:
Change in restoration plan liability	9	9
Issuance of common stock	27,686	5,622
Share-based compensation expense	1,076	612
Common stock withheld for payroll taxes upon vesting of restricted stock	(541)	(3)
Increase in net assets	31,844	5,637
Net assets, June 30	$368,095	$277,859
Operations:
Net investment income	9,726	8,319
Net realized gain (loss) on investments, net of tax	3,496	(1,279)
Net unrealized appreciation (depreciation) on investments, net of tax	(691)	9,636
Realized loss on extinguishment of debt	(17,087)	(286)
Net (decrease) increase in net assets from operations	(4,556)	16,390
Dividends to shareholders ($0.54 and $0.51 per share, respectively)	(12,401)	(9,498)
Capital share transactions:
Change in pension plan funded status	9	9
Issuance of common stock	29,880	516
Share-based compensation expense	923	853
Common stock withheld for payroll taxes upon vesting of restricted stock	(5)	—
Increase in net assets	13,850	8,270
Net assets, September 30	$381,945	$286,129

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net increase in net assets from operations	$10,586	$25,267
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(189,529)	(99,622)
Proceeds from sales and repayments of debt investments in portfolio companies	66,844	36,624
Proceeds from sales and return of capital of equity investments in portfolio companies	5,371	272
Payment of accreted original issue discounts	1,313	364
Payment of accrued payment-in-kind interest	320	—
Depreciation and amortization	1,087	952
Net pension benefit	(66)	(53)
Realized loss on extinguishment of debt	17,103	286
Realized (gain) loss on investments before income tax	(2,252)	6,839
Net unrealized appreciation on investments before income tax	(7,822)	(18,490)
Accretion of discounts on investments	(1,419)	(1,063)
Payment-in-kind interest	(2,684)	(3,048)
Share-based compensation expense	1,999	1,465
Deferred income taxes	1,957	1,005
Changes in other assets and liabilities:
(Increase) decrease in dividend and interest receivable	(1,641)	218
Decrease in escrow receivables	209	493
Decrease (increase) in tax receivable	5	(197)
Increase in other receivables	(2,156)	(249)
Decrease in other assets	(471)	358
Increase (decrease) in taxes payable	66	136
Decrease in other liabilities	(2,609)	1,644
Net cash used in operating activities	(103,789)	(46,799)
Cash flows from financing activities
Proceeds from common stock offering	57,586	6,140
Borrowings under credit facility	190,000	93,000
Repayments of credit facility	(95,000)	(60,000)
Debt issuance costs paid	(3,390)	(1,093)
Proceeds from issuance of SBA Debentures	17,074	—
Proceeds from issuance of October 2024 Notes	—	50,000
Proceeds from issuance of October 2026 Notes	97,418	—
Partial redemption of December 2022 Notes	—	(20,000)
Redemption of October 2024 Notes	(125,000)	—
Payment for debt extinguishment costs	(15,196)	—
Dividends to shareholders	(23,930)	(18,978)
Common stock withheld for payroll taxes upon vesting of restricted stock	(546)	(3)
Net cash provided by financing activities	99,016	49,066
Net (decrease) increase in cash and cash equivalents	(4,773)	2,267
Cash and cash equivalents at beginning of period	31,613	13,744
Cash and cash equivalents at end of period	$26,840	$16,011
Supplemental cash flow disclosures:
Cash paid for income taxes	$150	$539
Cash paid for interest	12,618	5,629

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2021

Portfolio Company[1,19]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC NEW HOLDCO INC.	First Lien	Healthcare services	10.00%, 8.00% PIK	12/11/2020	6/25/2025	$8,311	$8,311	$8,187
	374,543 shares common stock		—	12/11/2020	—	—	1,785	1,785
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	2,198
							12,294	12,170
ACCELERATION PARTNERS, LLC[8,13]	First Lien	Media, marketing & entertainment	L+8.19% (Floor 1.00%)/Q, Current Coupon 9.19%	12/1/2020	12/1/2025	8,750	8,522	8,750
	Delayed Draw Term Loan[10]		L+8.19% (Floor 1.00%)/Q, Current Coupon 9.19%	12/1/2020	12/1/2025	3,125	3,050	3,125
	1,000 Preferred Units[9]		—	12/1/2020	—	—	1,000	1,000
	1,000 Class A Common Units[9]		—	12/1/2020	—	—	—	—
							12,572	12,875
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.50%	12/13/2018	12/13/2023	8,755	8,663	8,466
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.00% (Floor 1.75%)/Q, Current Coupon 8.75%	7/2/2018	7/2/2023	8,647	8,552	8,647
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	8/1/2017	2/1/2023	11,521	11,451	11,521
	Unsecured convertible note		6.00% PIK	7/15/2020	9/30/2024	173	173	232
	3.88% membership preferred interest		—	8/1/2017	—	—	2,500	3,053
							14,124	14,806
ALLOVER MEDIA, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+7.50% (Floor 1.00%)	3/10/2021	3/10/2026	—	(36)	—
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	3/10/2021	3/10/2026	12,133	11,912	12,376
							11,876	12,376

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2021

Portfolio Company[1,19]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	4/10/2018	4/10/2025	16,931	16,806	16,931
	First Lien - Term Loan C10		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	12/21/2018	4/10/2025	1,804	1,783	1,804
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	2,752
							21,589	21,487
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	Revolving Loan[16]	Telecommunications	P+5.50%/Q, Current Coupon 8.75%	9/17/2021	12/7/2021	1,016	1,007	388
	First Lien[16]		P+5.50%/Q, Current Coupon 8.75%	9/21/2016	6/8/2023	4,899	4,858	1,872
							5,865	2,260
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.00% (Floor 1.00%)/M, Current Coupon 10.00%	7/29/2016	12/31/2021	16,891	16,860	16,891
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan	Healthcare services	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	8/31/2018	8/31/2023	1,500	1,489	1,477
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	8/31/2018	8/31/2023	8,734	8,654	8,603
	Second Lien		13.75% PIK	8/31/2018	12/1/2023	4,530	4,492	4,349
	2,042 Common Units[9]		—	8/31/2018	—	—	750	514
							15,385	14,943
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.00% (Floor 1.00%)/M, Current Coupon 9.00%	3/9/2017	3/10/2023	10,452	10,428	10,452
	900,000 shares of common stock		—	3/9/2017	—	—	900	924
							11,328	11,376
BLASCHAK ANTHRACITE CORPORATION (FKA BLASCHAK COAL CORP.)	Second Lien- Term Loan[15]	Commodities & mining	L+11.00% (Floor 1.00%)/Q, 3.00% PIK, Current Coupon 15.00%	7/30/2018	7/30/2023	8,909	8,831	8,304
	Second Lien- Term Loan B15		L+11.00% (Floor 1.00%)/Q, 3.00% PIK, Current Coupon 15.00%	3/30/2020	7/30/2023	2,061	2,037	1,921
							10,868	10,225

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2021

Portfolio Company[1,19]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
BROAD SKY NETWORKS LLC[13]	Revolving Loan[10]	Telecommunications	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/11/2020	12/11/2025	200	158	200
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/11/2020	12/11/2025	14,925	14,666	14,925
	1,131,579 Series A Preferred units[9]		—	12/11/2020	—	—	1,131	1,132
							15,955	16,257
CALIFORNIA PIZZA KITCHEN, INC.	48,423 shares of common stock	Restaurants	—	11/23/2020	—	—	1,317	2,857
CAMIN CARGO CONTROL, INC.	First Lien	Energy services (midstream)	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	6/2/2021	6/4/2026	5,985	5,928	5,925
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	12/21/2017	7/8/2023	8,854	8,843	8,854
CHEMISTRY RX HOLDINGS, LLC	First Lien	Specialty chemicals	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	3/15/2021	3/13/2026	7,116	6,987	7,116
CITYVET, INC.[13]	Delayed Draw Term Loan[10]	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	3/5/2021	3/5/2026	8,000	7,823	8,000
	271,739 Class A units[9]		—	3/5/2021	—	—	500	802
							8,323	8,802
CLICKBOOTH.COM, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)/Q	12/5/2017	1/31/2025	—	(5)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	12/5/2017	1/31/2025	18,288	18,096	18,287
							18,091	18,287
CRAFTY APES, LLC[8]	First Lien	Media, marketing & entertainment	L+6.45% (Floor 1.00%)/Q, Current Coupon 7.45%	6/9/2021	11/1/2024	10,000	9,908	10,000
DANFORTH ADVISORS, LLC[13]	875 Class A equity units[9,11]	Business services	—	9/28/2018	—	—	875	7,118
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+9.25% (Floor 1.00%)/M, Current Coupon 10.25%	9/28/2016	8/26/2023	3,000	2,979	2,544

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2021

Portfolio Company[1,19]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
ESCP DTFS, INC.	First Lien - Term Loan A	Industrial services	L+6.50% (Floor 1.75%)/Q, Current Coupon 8.25%	1/31/2020	1/31/2025	5,350	5,279	4,949
	First Lien - Term Loan B		L+8.50% (Floor 1.75%)/Q, Current Coupon 10.25%	1/31/2020	1/31/2025	5,350	5,278	4,949
	Delayed Draw Term Loan B1		L+6.50% (Floor 1.75%), Current Coupon 8.25%	1/31/2020	1/31/2025	500	492	462
	Delayed Draw Term Loan B2		L+8.50% (Floor 1.75%), Current Coupon 10.25%	1/31/2020	1/31/2025	500	492	462
							11,541	10,822
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	5/23/2023	—	(27)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	5/24/2018	5/23/2023	3,318	3,297	3,318
							3,270	3,318
FLIP ELECTRONICS, LLC[8,13]	First Lien	Technology products & components	L+7.96% (Floor 1.00%)/M, Current Coupon 8.96%	1/4/2021	1/2/2026	15,500	15,204	15,500
	2,000,000 Common Units[9,11]		—	1/4/2021	—	—	2,000	4,110
							17,204	19,610
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC[13]	Revolving Loan[10]	Food, agriculture & beverage	L+6.50% (Floor 1.00%)	6/1/2021	6/1/2026	—	—	—
	First Lien		L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	6/1/2021	6/1/2026	5,000	4,906	4,900
	Delayed Draw Term Loan[10]		L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	6/1/2021	6/1/2026	2,030	1,965	1,990
	75,000 Class A Units[9]		—	6/1/2021	—	—	750	750
							7,621	7,640
GS OPERATING, LLC	First Lien	Distribution	L+6.50% (Floor 1.50%)/M, Current Coupon 8.00%	3/6/2020	2/24/2025	6,964	6,863	6,964
HYBRID APPAREL, LLC	Second Lien[15]	Consumer products & retail	L+8.25% (Floor 1.00%)/Q, Current Coupon 9.25%	6/30/2021	6/30/2026	15,750	15,448	15,750
ICS DISTRIBUTION, LLC[8]	First Lien	Industrial services	L+8.45% (Floor 2.00%)/Q, Current Coupon 10.45%	10/31/2019	10/31/2024	20,500	20,166	20,500
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.75% (Floor 1.00%)/M, Current Coupon 7.75%	2/28/2019	2/28/2024	6,818	6,779	6,818

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2021

Portfolio Company[1,19]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
KLEIN HERSH, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 0.75%)/S	11/13/2020	11/13/2025	—	(15)	—
	First Lien		L+7.00% (Floor 0.75%)/S, Current Coupon 7.75%	11/13/2020	11/13/2025	14,438	14,188	14,726
							14,173	14,726
KMS, INC.[17]	First Lien[15]	Distribution	L+6.00% (Floor 1.00%)/Q, Current Coupon 7.00%	1/5/2021	11/23/2025	16,000	15,930	16,000
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+10.50% (Floor 1.00%)/M, Current Coupon 11.50%	11/15/2017	11/15/2023	11,365	11,272	11,103
	Delayed Draw Term Loan		L+12.00% (Floor 1.00%)/Q, Current Coupon 13.00%	7/24/2020	11/15/2023	2,475	2,443	2,440
	142,278.89 units of Class A common stock[9]		—	11/15/2017	—	—	1,600	1,044
							15,315	14,587
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien[16]	Environmental services	7.50%, L+1.50% PIK (Floor 2.00%)/Q, Current Coupon 11.00%	6/30/2017	6/30/2022	13,839	13,804	10,379
	25,603 shares of Series C preferred stock		—	8/13/2018	—	—	25	—
	396,825 shares of Series B preferred stock		—	6/30/2017	—	—	500	—
							14,329	10,379
LLFLEX, LLC	First Lien[15]	Containers & packaging	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	8/16/2021	8/14/2026	11,000	10,757	10,757
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor 0.75%)/Q, Current Coupon 8.00%	3/15/2021	3/13/2026	1,132	1,098	1,110
	First Lien		L+7.25% (Floor 0.75%)/Q, Current Coupon 8.00%	3/15/2021	3/13/2026	8,073	7,926	7,911
							9,024	9,021
MUENSTER MILLING COMPANY, LLC	Revolving Loan[10]	Food, agriculture & beverage	L+7.25% (Floor 1.00%)	8/10/2021	8/10/2026	—	(97)	—
	First Lien		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	8/10/2021	8/10/2026	12,000	11,766	11,766
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)/Q	8/10/2021	8/10/2026	—	(58)	—
							11,611	11,766

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2021

Portfolio Company[1,19]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan[10]	Healthcare services	L+8.00% (Floor 1.00%)	5/14/2021	5/14/2026	—	(92)	—
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	5/14/2021	5/14/2026	14,963	14,681	14,678
	Delayed Draw Term Loan[10]		L+8.00% (Floor 1.00%)	5/14/2021	5/14/2026	—	(92)	—
							14,497	14,678
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial services	L+6.75% (Floor 1.50%)	12/18/2019	12/18/2024	—	(5)	—
	First Lien		L+6.75% (Floor 1.50%)/Q, Current Coupon 8.25%	12/18/2019	12/18/2024	19,250	18,836	19,250
	Delayed Draw Term Loan[10]		L+6.75% (Floor 1.50%)/Q	12/31/2020	12/18/2024	—	(31)	—
	2,000,000 Preferred Units[9,11]		—	12/18/2019	—	—	2,000	8,115
							20,800	27,365
NWN PARENT HOLDINGS, LLC	Revolving Loan[10]	Software & IT services	L+6.50% (Floor 1.00%)	5/7/2021	5/7/2026	—	(33)	—
	First Lien		L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	5/7/2021	5/7/2026	13,133	12,888	13,133
							12,855	13,133
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	12/8/2017	12/20/2025	10,500	10,022	10,427
ROOF OPCO, LLC	Revolving Loan[10]	Consumer services	L+6.00% (Floor 1.00%)	8/27/2021	8/27/2026	—	(60)	—
	First Lien		L+6.00% (Floor 1.00%)/Q, Current Coupon 7.00%	8/27/2021	8/27/2026	11,000	10,784	10,784
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)	8/27/2021	8/27/2026	—	(120)	—
							10,604	10,784
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	1,175	1,160	1,175
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	14,198	14,064	14,198
	13,811 Class A Units		—	11/9/2018	—	—	1,381	1,905
							16,605	17,278

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2021

Portfolio Company[1,19]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	274	263	274
	First Lien		L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	7,047	6,975	7,047
							7,238	7,321
SCRIP INC.[8]	First Lien	Healthcare products	L+9.56% (Floor 2.00%)/M, Current Coupon 11.56%	3/21/2019	3/21/2024	16,750	16,470	16,750
	100 shares of common stock		—	3/21/2019	—	—	1,000	1,264
							17,470	18,014
SHEARWATER RESEARCH, INC.[9]	Revolving Loan[10]	Consumer products & retail	L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(45)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 7.25%	4/30/2021	4/30/2026	13,863	13,606	13,599
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(30)	—
	1,200,000 Class A Preferred Units		—	4/30/2021	—	—	978	978
	40,000 Class A Common Units		—	4/30/2021	—	—	33	33
							14,542	14,610
STUDENT RESOURCE CENTER, LLC[13]	Revolving Loan[10]	Education	L+8.00% (Floor 1.00%)	6/25/2021	6/25/2026	—	(25)	—
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	6/25/2021	6/25/2026	19,750	19,370	19,375
	2,000 Preferred Units[9]		—	6/25/2021	—	—	2,000	2,000
							21,345	21,375
SYSTEC CORPORATION (DBA INSPIRE AUTOMATION)	Revolving Loan[10]	Business services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/13/2021	8/13/2025	850	811	811
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/13/2021	8/13/2025	9,000	8,825	8,825
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)	8/13/2021	8/13/2025	—	(29)	—
							9,607	9,636

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2021

Portfolio Company[1,19]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
TRAFERA, LLC (FKA TRINITY 3, LLC)[13]	First Lien[15]	Technology products & components	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	9/30/2020	9/30/2025	9,925	9,801	9,925
	896.43 Class A units[9,11]		—	11/15/2019	—	—	1,205	2,087
							11,006	12,012
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	9/8/2026	11,673	11,494	11,673
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock	Media, marketing & entertainment	—	4/3/2019	—	—	1,874	4,174
VTX HOLDINGS, INC.[8]	First Lien	Software & IT services	L+8.90% (Floor 2.00%)/Q, Current Coupon 10.90%	7/23/2019	7/23/2024	21,575	21,233	20,928
	1,397,707 Series A Preferred units		—	7/23/2019	—	—	1,398	1,654
							22,631	22,582
WALL STREET PREP, INC.	Revolving Loan[10]	Education	L+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(20)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	7/19/2021	7/20/2026	11,000	10,788	10,788
	1,000,000 Class A-1 Preferred Shares		—	7/19/2021	—	—	1,000	1,000
							11,768	11,788
WELL-FOAM, INC.	Revolving Loan	Energy services (upstream)	L+8.50 (Floor 1.00%)	9/9/2021	9/9/2026	—	(35)	—
	First Lien		L+8.50 (Floor 1.00%)/Q, Current Coupon 9.50%	9/9/2021	9/9/2026	18,000	17,643	17,643
							17,608	17,643
ZENFOLIO INC.	Revolving Loan	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	2,000	1,994	1,820
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	14,962	14,830	13,616
							16,824	15,436
Total Non-control/Non-affiliate Investments (176.2% of net assets at fair value)							$658,003	$672,869

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2021

Portfolio Company[1,19]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
Affiliate Investments[6]
CENTRAL MEDICAL SUPPLY LLC[13]	Revolving Loan[10]	Healthcare services	L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	$300	$278	$276
	First Lien		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	7,500	7,384	6,908
	Delayed Draw Capex Term Loan[10]		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	100	78	92
	1,380,500 Preferred Units[9]		—	5/22/2020	—	—	976	249
							8,716	7,525
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	1,500	1,231
DELPHI BEHAVIORAL HEALTH GROUP, LLC	First Lien	Healthcare services	L+11.00% PIK (Floor 1.00%)/S, Current Coupon 12.00%	4/8/2020	4/7/2023	1,457	1,457	1,406
	First Lien		L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 10.00%	4/8/2020	4/7/2023	1,648	1,648	1,500
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	3,426
							6,720	6,332
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+3.75%, 7.75% PIK (Floor 1.00%)	7/17/2018	7/17/2023	—	(2)	—
	First Lien		L+3.75%, 7.75% PIK (Floor 1.00%)/Q, Current Coupon 12.50%	7/17/2018	7/17/2023	11,501	11,413	10,362
	Senior subordinated debt		25% PIK	12/4/2020	1/16/2024	575	575	575
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	1,274
							13,986	12,211
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	L+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(27)	—
	First Lien		L+9.50% (Floor 2.00%)/Q, Current Coupon 11.50%	11/1/2019	11/1/2024	11,500	11,365	10,637
	1,000 Class A units		—	11/1/2019	—	—	1,000	712
							12,338	11,349

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2021

Portfolio Company[1,19]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[18]	Fair Value[4]
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+8.00% (Floor 1.00%)	2/14/2018	2/14/2023	—	(20)	—
	First Lien - Term Loan		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	2/14/2018	2/14/2023	10,071	10,022	10,041
	First Lien - Term B Loan		L+10.00% (Floor 1.00%)/Q, Current Coupon 11.00%	6/5/2018	2/14/2023	5,036	4,997	5,060
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,812	2,482	2,812
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	111	111	111
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	3,604
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	3,476
							19,630	25,104
SIMR, LLC	First Lien[16]	Healthcare services	L+17.00% (Floor 2.00%) PIK/M, Current Coupon 19.00%	9/7/2018	9/7/2023	13,796	13,662	11,520
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	—
							19,769	11,520
SONOBI, INC.[13]	First Lien	Media, marketing, & entertainment	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	9/17/2020	9/16/2025	8,500	8,359	8,500
	500,000 Class A Common Units[9]		—	9/17/2020	—	—	500	1,939
							8,859	10,439
Total Affiliate Investments (22.4% of net assets at fair value)							$91,518	$85,711

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$76,000	$59,638
Total Control Investments (15.6% of net assets at fair value)							$76,000	$59,638

TOTAL INVESTMENTS (214.2% of net assets at fair value)							$825,521	$818,218

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
3The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
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
5Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At September 30, 2021, approximately 82.2% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 176.2%.
6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At September 30, 2021, approximately 10.5% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 22.4%.
7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At September 30, 2021, approximately 7.3% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 15.6%.
8The investment is structured as a first lien last out term loan.
9Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2021, approximately 13.5% of the Company's assets are non-qualifying assets.
10The investment has an unfunded commitment as of September 30, 2021. Refer to Note 10 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of September 30, 2021, the cumulative gross unrealized appreciation for U.S. federal income tax purposes is approximately $50.7 million; cumulative gross unrealized depreciation for federal income tax purposes is $49.9 million. Cumulative net unrealized appreciation is $0.8 million, based on a tax cost of $784.1 million.
13Investment is held through a wholly-owned taxable subsidiary.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which as of September 30, 2021 represented 214.2% of the Company's net assets or 94.4% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Investment is on non-accrual status as of September 30, 2021, meaning the Company has ceased to recognize interest income on the investment.
17The investment is structured as a first lien first out term loan.

18Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
19Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of September 30, 2021 is included in Note 13. Significant Subsidiaries.
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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. Our core business is to target senior debt investments and equity investments in lower middle market (“LMM”) companies. We also opportunistically target first and second lien loans in upper middle market (“UMM”) companies. Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) generally between $3.0 million and $20.0 million, and our LMM investments generally range in size from $10.0 million to $25.0 million. Our UMM investments generally include first and second lien loans in companies with EBITDA generally greater than $20.0 million and typically range in size from $5.0 million to $15.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and six months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2021 and 2020. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our total assets in qualifying assets. As of September 30, 2021, the Company has 86.5% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended September 30, 2021, we satisfied all RIC requirements and have 7.2% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At September 30, 2021 and March 31, 2021, cash balances totaling $25.6 million and $30.4 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2021, we had three investments on non-accrual status, which represent approximately 3.0% of our total investment portfolio's fair value and approximately 4.0% of its cost. As of March 31, 2021, we did not have any investments on non-accrual status.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three and six months ended September 30, 2021, approximately 3.6% and 3.7%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For both the three and six months ended September 30, 2020, approximately 3.3% of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of September 30, 2021 and March 31, 2021, we have not written off any accrued and uncollected PIK interest from prior periods. For the three and six months ended September 30, 2021, we had two investments for which we stopped accruing PIK interest. For the three and six months ended September 30, 2020, we had two investments for which we stopped accruing PIK interest. For the three and six months ended September 30, 2021, approximately 4.3% and 4.8%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income. For the three and six months ended September 30, 2020, approximately 10.6% and 9.0%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility and its unsecured notes (as discussed further in Note 5). The costs in connection with the credit facility have been capitalized and are amortized into interest expense over the term of the credit facility. The costs in connection with the unsecured notes and the debentures guaranteed by the SBA (the "SBA Debentures") are a direct deduction from the related debt liability and amortized into interest expense over the term of the December 2022 Notes (as defined below), the October 2024 Notes (as defined below), the January 2026 Notes (as defined below), the October 2026 Notes (as defined below) and the SBA Debentures.

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

Realized Loss on Extinguishment of Debt Upon the repayment of debt obligations that are deemed to be extinguishments, the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs is recognized as a loss (i.e., the unamortized debt issuance costs and any "make-whole" premium payment (as discussed in Note 5)) are recognized as a loss upon extinguishment of the underlying debt obligation).

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of less than one year. The operating lease is included as an operating lease right-of-use ("ROU") asset and operating lease liability in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No interest or penalties expense was recorded during the three and six months ended September 30, 2021 and 2020.

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

The right to grant restricted stock awards under the 2010 Plan terminated on July 18, 2021, ten years after the date that the 2010 Restricted Stock Award Plan (the “2010 Plan”) was approved by the Company’s shareholders pursuant to its terms. In connection with the termination of the 2010 Plan, the Company’s Board of Directors and stockholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the "2021 Employee Plan") as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. In connection therewith, on July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, on March 29, 2021, we filed an application with the SEC seeking the same relief in the Order (the "Superseding Order") to cover both the Company's employees and non-employee directors of the Board of Directors. There can be no assurance if and when the Company will receive the Superseding Order. The terms of the Superseding Order, if received, are expected to be substantially similar to the Order. The Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Plan will also be subject to shareholder approval upon receipt of the Superseding Order.

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

Recently Issued or Adopted Accounting Standards In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and under our Credit Facility (as described in Note 5) and the I-45 SLF LLC credit facility (as described in Note 13). Many of these agreements (including the credit agreements relating to the Credit Facility and the I-45 credit facility) include an alternative successor rate or language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022 and the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company does not believe that it will have a material impact on its consolidated financial statements or its disclosures.

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

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2021 and March 31, 2021:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2021:
First lien loans[1,2]	$625,332	76.4%	163.7%	$633,414	76.7%
Second lien loans[2]	51,761	6.3	13.6	52,471	6.4
Subordinated debt[3]	12,328	1.5	3.2	12,199	1.5
Preferred equity	27,428	3.4	7.2	19,589	2.4
Common equity & warrants	41,731	5.1	10.9	31,848	3.8
I-45 SLF LLC[4]	59,638	7.3	15.6	76,000	9.2
	$818,218	100.0%	214.2%	$825,521	100.0%

March 31, 2021:
First lien loans[1,2]	$524,161	76.1%	155.9%	$530,366	75.4%
Second lien loans[2]	36,919	5.4	11.0	40,198	5.7
Subordinated debt[3]	11,534	1.7	3.4	11,588	1.6
Preferred equity	22,608	3.3	6.7	15,378	2.2
Common equity & warrants	36,052	5.2	10.7	33,227	4.7
I-45 SLF LLC[4]	57,158	8.3	17.0	72,800	10.4
	$688,432	100.0%	204.7%	$703,557	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of September 30, 2021 and March 31, 2021, the fair value of the first lien last out loans are $95.6 million and $85.6 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of September 30, 2021 and March 31, 2021, the fair value of the split lien term loans included in first lien loans is $36.7 million and $25.9 million, respectively. As of September 30, 2021 and March 31, 2021, the fair value of the split lien term loans included in second lien loans is $34.4 million and $19.1 million, respectively.
3Included in subordinated debt is an unsecured convertible note with a fair value of $0.2 million as of both September 30, 2021 and March 31, 2021.
4I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2021 and March 31, 2021:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2021:
Healthcare Services	$93,247	11.4%	24.4%	$102,310	12.4%
Business Services	79,806	9.7	20.9	76,010	9.2
Media, Marketing, & Entertainment	76,798	9.4	20.1	71,732	8.7
Consumer Products & Retail	61,342	7.5	16.1	60,195	7.3
I-45 SLF LLC[1]	59,638	7.3	15.6	76,000	9.2
Distribution	51,231	6.3	13.4	50,981	6.2
Software & IT Services	47,064	5.7	12.3	47,823	5.8
Industrial Services	42,995	5.3	11.3	43,200	5.2
Food, Agriculture & Beverage	40,893	5.0	10.7	40,820	5.0
Financial Services	34,183	4.2	8.9	27,579	3.3
Education	33,163	4.0	8.7	33,114	4.0
Healthcare Products	32,602	4.0	8.5	32,785	4.0
Technology Products & Components	31,622	3.9	8.3	28,210	3.4
Transportation & Logistics	25,104	3.1	6.6	19,630	2.4
Telecommunications	18,516	2.3	4.8	21,821	2.6
Energy Services (Upstream)	17,643	2.1	4.6	17,609	2.1
Energy Services (Midstream)	14,391	1.7	3.8	14,591	1.8
Consumer Services	10,784	1.3	2.8	10,604	1.3
Containers & Packaging	10,757	1.3	2.8	10,757	1.3
Environmental Services	10,379	1.3	2.7	14,330	1.7
Commodities & Mining	10,225	1.2	2.7	10,868	1.3
Specialty Chemicals	7,116	0.9	1.9	6,987	0.8
Restaurants	6,175	0.8	1.6	4,586	0.6
Paper & Forest Products	2,544	0.3	0.7	2,979	0.4
	$818,218	100.0%	214.2%	$825,521	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2021:
Business Services	$87,839	12.8%	26.1%	$89,758	12.8%
Media, Marketing, & Entertainment	80,876	11.7	24.1	75,447	10.7
Healthcare Services	72,411	10.5	21.5	81,509	11.6
I-45 SLF LLC[1]	57,158	8.3	17.0	72,800	10.3
Distribution	53,160	7.7	15.8	52,819	7.5
Software & IT Services	46,696	6.8	13.9	45,683	6.5
Industrial Services	39,071	5.7	11.6	39,424	5.6
Healthcare Products	33,937	4.9	10.1	32,785	4.7
Financial Services	33,861	4.9	10.1	28,283	4.0
Technology Products & Components	30,716	4.5	9.1	28,220	4.0
Consumer Products & Retail	29,980	4.4	8.9	29,927	4.2
Transportation & Logistics	23,395	3.4	7.0	19,383	2.8
Food, Agriculture & Beverage	21,575	3.1	6.4	21,641	3.1
Telecommunications	19,572	2.8	5.8	24,350	3.5
Environmental Services	12,021	1.7	3.6	14,510	2.1
Commodities & Mining	10,138	1.5	3.0	10,603	1.5
Aerospace & Defense	9,668	1.4	2.9	9,459	1.3
Energy Services (Midstream)	8,975	1.3	2.7	9,319	1.3
Specialty Chemicals	7,841	1.1	2.3	7,841	1.1
Restaurants	6,542	1.1	1.9	6,822	1.0
Paper & Forest Products	3,000	0.4	0.9	2,974	0.4
	$688,432	100.0%	204.7%	$703,557	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of September 30, 2021 and March 31, 2021:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2021:
Southwest	$223,613	27.3%	58.5%	$224,319	27.2%
Northeast	180,718	22.1	47.3	178,709	21.6
West	125,812	15.4	32.9	118,486	14.3
Southeast	120,974	14.8	31.7	123,028	14.9
Midwest	92,852	11.3	24.3	90,437	11.0
I-45 SLF LLC[1]	59,638	7.3	15.7	76,000	9.2
International	14,611	1.8	3.8	14,542	1.8
	$818,218	100.0%	214.2%	$825,521	100.0%

March 31, 2021:
Southwest	$196,956	28.6%	58.6%	$200,091	28.4%
Northeast	153,761	22.3	45.7	150,595	21.4
Southeast	120,168	17.5	35.7	125,317	17.8
West	90,910	13.2	27.0	87,363	12.5
Midwest	69,479	10.1	20.7	67,391	9.6
I-45 SLF LLC[1]	57,158	8.3	17.0	72,800	10.3
	$688,432	100.0%	204.7%	$703,557	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

4.    FAIR VALUE MEASUREMENTS

Investment Valuation Process

The valuation process is led by the finance department in conjunction with the investment team. The process includes a monthly review of each investment by our executive officers and investment team. Valuations of each portfolio security are prepared quarterly by the finance department using updated financial and other operational information collected by the investment team. Each investment valuation is then subject to review by the executive officers and investment team. In conjunction with the internal valuation process, we have also engaged multiple independent consulting firms specializing in financial due diligence, valuation, and business advisory services to provide third-party valuation reviews of certain investments. The third-party valuation firms provide a range of values for selected investments, which is presented to CSWC’s executive officers and then subsequently to the Board of Directors.

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
As of September 30, 2021 and March 31, 2021, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value ("NAV") in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2021 and March 31, 2021 (in thousands):

		Fair Value Measurements
		at September 30, 2021 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$625,332	$—	$—	$625,332
Second lien loans	51,761	—	—	51,761
Subordinated debt	12,328	—	—	12,328
Preferred equity	27,428	—	—	27,428
Common equity & warrants	41,731	—	—	41,731
Investments measured at net asset value[1]	59,638	—	—	—
Total Investments	$818,218	$—	$—	$758,580

		Fair Value Measurements
		at March 31, 2021 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$524,161	$—	$—	$524,161
Second lien loans	36,919	—	—	36,919
Subordinated debt	11,534	—	—	11,534
Preferred equity	22,608	—	—	22,608
Common equity & warrants	36,052	—	—	36,052
Investments measured at net asset value[1]	57,158	—	—	—
Total Investments	$688,432	$—	$—	$631,274

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at September 30, 2021 and March 31, 2021, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at September 30, 2021 and March 31, 2021. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	September 30, 2021	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$526,856	Discount Rate	6.5% - 68.5%	11.7%
			Third Party Broker Quote	38.2 - 38.2	38.2
	Market Approach	98,476	Cost	95.5 - 98.1	98.0
			Exit Value	102.0 - 102.0	102.0
Second lien loans	Income Approach	51,761	Discount Rate	8.5% - 17.5%	13.2%
			Third Party Broker Quote	84.8 - 99.3	96.5
Subordinated debt	Income Approach	12,096	Discount Rate	11.6% - 26.9%	12.3%
	Enterprise Value Waterfall Approach	232	EBITDA Multiple	8.5x - 8.5x	8.5x
			Discount Rate	20.1% - 20.1%	20.1%
Preferred equity	Enterprise Value Waterfall Approach	26,428	EBITDA Multiple	6.8x - 12.0x	9.6x
			Discount Rate	13.0% - 28.0%	17.6%
	Market Approach	1,000	Cost	100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	38,874	EBITDA Multiple	6.2x - 14.0x	9.9x
			Discount Rate	12.4% - 31.8%	18.4%
	Income Approach	2,857	Third Party Broker Quote	59.0	59.0
Total Level 3 Investments		$758,580

		Fair Value at	Significant
	Valuation	March 31, 2021	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$465,712	Discount Rate	6.3% - 28.8%	10.9%
			Third Party Broker Quote	53.1 - 99.9	87.9
	Market Approach	58,449	Cost	93.9 - 98.0	97.6
			Exit Value	100.0 - 101.0	100.2
Second lien loans	Income Approach	36,864	Discount Rate	9.9% - 17.6%	14.4%
			Third Party Broker Quote	96.5 - 97.8	96.6
	Market Approach	55	Exit Value	2.4	2.4
Subordinated debt	Income Approach	11,534	Discount Rate	6.2% - 29.3%	13.4%
Preferred equity	Enterprise Value Waterfall Approach	22,608	EBITDA Multiple	6.9x - 10.8x	8.9x
			Discount Rate	12.7% - 22.4%	19.3%
Common equity & warrants	Enterprise Value Waterfall Approach	34,013	EBITDA Multiple	5.6x - 11.5x	8.1x
			Discount Rate	12.9% - 29.8%	20%
	Market Approach	2,039	Cost	100.0	100.0
			Exit Value	284.4	284.4
Total Level 3 Investments		$631,274

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three and six months ended September 30, 2021 and 2020, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2021 and 2020 (in thousands):

	Fair Value March 31, 2021	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value September 30, 2021	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$524,161	$(592)	$167,042	$(66,868)	$1,589	$—	$—	$625,332	$(2,203)
Second lien loans	36,919	254	15,543	(1,556)	654	(53)	—	51,761	290
Subordinated debt	11,534	184	169	—	441	—	—	12,328	183
Preferred equity	22,608	609	4,211	—	—	—	—	27,428	610
Common equity & warrants	36,052	10,267	783	—	—	(5,371)	—	41,731	9,288
Total Investments	$631,274	$10,722	$187,748	$(68,424)	$2,684	$(5,424)	$—	$758,580	$8,168

	Fair Value March 31, 2020	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value September 30, 2020	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$427,447	$33	$83,312	$(36,863)	$2,302	$—	$(3,615)	$472,616	$87
Second lien loans	37,139	97	93	(125)	414	—	—	37,618	97
Subordinated debt	9,747	154	184	—	332	—	—	10,417	154
Preferred equity	16,624	1,481	1,915	—	—	—	—	20,020	1,481
Common equity & warrants	22,355	964	2,381	—	—	(272)	3,615	29,043	692
Total Investments	$513,312	$2,729	$87,885	$(36,988)	$3,048	$(272)	$—	$569,714	$2,511

1Includes purchases of new investments, as well as discount accretion on existing investments.

5.    BORROWINGS

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of September 30, 2021, the Company’s asset coverage was 188%.

The Company had the following borrowings outstanding as of September 30, 2021 and March 31, 2021 (amounts in thousands):

September 30, 2021	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium	Recorded Value
SBA Debentures	$17,500	$(791)	$16,709
Credit Facility	215,000	—	215,000
January 2026 Notes	140,000	(1,455)	138,545
October 2026 Notes	100,000	(2,736)	97,264
	$472,500	$(4,982)	$467,518

March 31, 2021
Credit Facility	$120,000	$—	$120,000
October 2024 Notes	125,000	(2,121)	122,879
January 2026 Notes	140,000	(1,575)	138,425
	$385,000	$(3,696)	$381,304

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

On August 9, 2021, CSWC entered into the Second Amended and Restated Senior Secured Revolving Credit Agreement (the "Credit Agreement"). Prior to the Credit Agreement, (1) borrowings under the Credit Facility accrued interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 2.50% with no LIBOR floor, and (2) the total borrowing capacity was $340 million with commitments from a diversified group of eleven lenders. The Credit Agreement (1) decreased the total borrowing capacity under the Credit Facility to $335 million with commitments from a diversified group of ten lenders, (2) reduced the interest rate on borrowings to LIBOR plus 2.15% with no LIBOR floor and removed conditions related thereto as previously set forth in the Amended and Restated Senior Secured Revolving Credit Agreement, and (3) extended the end of the Credit Facility's revolver period from December 21, 2022 to August 9, 2025 and extended the final maturity from December 21, 2023 to August 9, 2026. The Credit Agreement also modified certain covenants in the Credit Facility, including, among other things, to increase the minimum obligors’ net worth test from $180 million to $200 million.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of September 30, 2021, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At September 30, 2021, CSWC had $215.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.5 million and $2.9 million for the three and six months ended September 30, 2021, respectively. For the three and six months ended September 30, 2020, CSWC recognized interest expense of $1.6 million and $3.6 million, respectively. The weighted average interest rate on the Credit Facility was 2.58% and 2.64%, respectively, for the three and six months ended September 30, 2021. For the three and six months ended September 30, 2020, the weighted average interest rate on the Credit Facility was 2.86% and 3.26%, respectively. Average borrowings for the three and six months ended September 30, 2021 were $159.6 million and $148.5 million, respectively. For the three and six months ended September 30, 2020, average borrowings were $169.1 million and $166.0 million, respectively. As of September 30, 2021, CSWC was in compliance with all financial covenants under the Credit Facility.

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

On September 29, 2020, the Company redeemed $20,000,000 in aggregate principal of the $77,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. On December 10, 2020, the Company redeemed $20,000,000 in aggregate principal of the $57,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. On January 21, 2021, the Company redeemed the remaining $37,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. The December 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding each of the redemption dates. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $1.0 million during the year ended March 31, 2021.

The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million and $2.5 million for the three and six months ended September 30, 2020, respectively. Average borrowings for the three and six months ended September 30, 2020 were $76.7 million and $76.9 million, respectively. The December 2022 Notes had a weighted average effective yield of 5.93%.

October 2024 Notes

In September 2019, the Company issued $65.0 million in aggregate principal amount of 5.375% Notes due 2024 (the “Existing October 2024 Notes”). In October 2019, the Company issued an additional $10.0 million in aggregate principal amount of the October 2024 Notes (the "Additional October 2024 Notes"). In August 2020, the Company

issued an additional $50.0 million in aggregate principal amount of the October 2024 Notes (the "New Notes" together with the Existing October 2024 Notes and the Additional October 2024 Notes, the "October 2024 Notes"). The Additional October 2024 Notes and the New Notes were treated as a single series with the Existing October 2024 Notes under the indenture and had the same terms as the Existing October 2024 Notes. The maturity date of the October 2024 Notes was October 1, 2024 and were redeemable in whole or in part at any time prior to July 1, 2024, at par plus a “make-whole” premium, and thereafter at par. The October 2024 Notes bore interest at a rate of 5.375% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2020.

On September 24, 2021, the Company redeemed $125,000,000 in aggregate principal amount of the issued and outstanding October 2024 Notes. The October 2024 Notes were redeemed at 100% of their principal amount, plus (i) the accrued and unpaid interest thereon, through, but excluding the redemption date, and (ii) a "make-whole" premium. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs of $1.8 million and the "make-whole" premium of $15.2 million during the three months ended September 30, 2021.

The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.7 million and $3.6 million for the three and six months ended September 30, 2021, respectively. For the three and six months ended September 30, 2020, the Company recognized interest expense of $1.5 million and 2.6 million, respectively. For the three and six months ended September 30, 2021, average borrowings were $115.5 million and $120.2 million, respectively. For the three and six months ended September 30, 2020, average borrowings were $102.2 million and $88.7 million, respectively. The October 2024 Notes had a weighted average effective yield of 5.375%.

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "Existing January 2026 Notes"). In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes (the "Additional January 2026 Notes" together with the Existing January 2026 Notes, the "January 2026 Notes"). The Additional January 2026 Notes were issued at a price of 102.11% of the aggregate principal amount of the Additional January 2026 Notes, resulting in a yield-to-maturity of approximately 4.0% at issuance. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year, beginning on July 31, 2021. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility and the SBA Debentures.

As of September 30, 2021, the carrying amount of the January 2026 Notes was $138.5 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of September 30, 2021, the fair value of the January 2026 Notes was $139.9 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million and $3.4 million for the three and six months ended September 30, 2021, respectively. For both the three and six months ended September 30, 2021, average borrowings were $140.0 million.

The indenture governing the January 2026 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC and subject to certain other exceptions, and to provide financial information to the holders of the January 2026 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to important limitations and exceptions that are described in the indenture and the third supplemental indenture relating to the January 2026 Notes.

In addition, holders of the Notes can require the Company to repurchase some or all of the January 2026 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the third supplemental indenture relating to the January 2026 Notes.

October 2026 Notes

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "October 2026 Notes"). The October 2026 Notes were issued at a price of 99.418% of the aggregate principal amount of the October 2026 Notes, resulting in a yield-to-maturity of approximately 3.5% at issuance. The October 2026 Notes mature on October 1, 2026 and may be redeemed in whole or in part at any time prior to July 1, 2026, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes bear interest at a rate of 3.375% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The October 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility and the SBA Debentures.

As of September 30, 2021, the carrying amount of the October 2026 Notes was $97.3 million on an aggregate principal amount of $100.0 million at a weighted average effective yield of 3.5%. As of September 30, 2021, the fair value of the October 2026 Notes was $98.8 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $0.4 million for both the three and six months ended September 30, 2021. Since the issuance of the October 2026 Notes on August 27, 2021 through September 30, 2021, average borrowings were $100.0 million.

The indenture governing the October 2026 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC and subject to certain other exceptions, and to provide financial information to the holders of the October 2026 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture and the fourth supplemental indenture relating to the October 2026 Notes.

In addition, holders of the Notes can require the Company to repurchase some or all of the October 2026 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the fourth supplemental indenture relating to the October 2026 Notes.

SBA Debentures

On April 20, 2021, SBIC I received a license from the SBA to operate as an SBIC under Section 301(c) of the SBIC Act. The license allows SBIC I to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. SBA Debentures are loans issued to an SBIC which have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. Current statutes and regulations permit SBIC I to borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations).

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. As of September 30, 2021, SBIC I had regulatory capital of $40.0 million and approved and unused SBA Debenture commitments of $22.5 million. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of September 30, 2021, the carrying amount of SBA Debentures was $16.7 million on an aggregate principal amount of $17.5 million. As of September 30, 2021, the fair value of the SBA Debentures was $17.4 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC Topic 820. The Company recognized interest expense and related fees related to SBA Debentures of $46.0 thousand and $53.7 thousand for the three and six months ended September 30, 2021, respectively. The weighted average interest rate on the SBA Debentures was 0.85% and 0.84%, respectively, for the three and six months ended September 30, 2021. For the three months ended September 30, 2021, average borrowings were $9.2 million.

As of September 30, 2021, the Company's issued and outstanding SBA Debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	September 30, 2021
9/22/2021	9/1/2031	1.575%	$15,000
(2)	(2)	(2)	2,500
			$17,500
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $2.5 million in SBA Debentures that will pool in March 2022. Until the pooling date, the SBA Debentures bear interest at a fixed rate and an interim interest rate of 0.90%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

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

As of September 30, 2021, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the quarter ended March 31, 2021, CSWC declared total dividends of $10.9 million, or $0.52 per share ($0.42 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended June 30, 2021, CSWC declared total dividends of $11.5 million, or $0.53 per share ($0.43 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended September 30, 2021, CSWC declared total dividends of $12.4 million, or $0.54 per share ($0.44 per share in regular dividends and $0.10 in supplemental dividends). On September 2, 2021, CSWC declared total dividends of $0.97 per share ($0.47 per share in regular dividends and $0.50 in supplemental dividends) for the quarter ended December 31, 2021, which will be paid on December 31, 2021.

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
Reconciliation of RIC Distributable Income[1]	2021	2020
Net increase in net assets from operations	$10,586	$25,267
Net unrealized appreciation on investments	(6,360)	(17,241)
Income/gain (expense/loss) recognized for tax on pass-through entities	526	210
Loss recognized on dispositions	152	521
Capital loss carryover[2]	—	6,525
Net operating income - wholly-owned subsidiaries	(3,684)	(614)
Non-deductible tax expense	32	392
Loss on extinguishment of debt	13,632	—
Non-deductible compensation	1,767	—
Compensation related book/tax differences	2,042	—
Other book/tax differences	2,306	(99)
Estimated distributable income before deductions for distributions	$20,999	$14,961

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At September 30, 2021, the Company had short-term capital loss carryforwards of $0.7 million and long-term capital loss carryforwards of $16.7 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.
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

As of September 30, 2021, the cost of investments held at the RIC for U.S. federal income tax purposes was $766.2 million, with such investments having gross unrealized appreciation of $25.4 million and gross unrealized depreciation of $48.8 million, resulting in net unrealized depreciation of $23.4 million. As of September 30, 2021, the cost of investments held at the Taxable Subsidiary for U.S. federal income tax purposes was $17.8 million, with such investments having gross unrealized appreciation of $25.3 million and gross unrealized depreciation of $1.1 million, resulting in net unrealized appreciation of $24.2 million. On a consolidated basis, the total investment portfolio has net unrealized appreciation of $0.8 million for U.S. federal income tax purposes.

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

The taxable income, or loss, of CSMC and the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC recorded bonus accruals on a quarterly basis. Deferred taxes related to the changes in the restoration plan and bonus accruals are also recorded on a quarterly basis. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of September 30, 2021 and March 31, 2021, the Taxable Subsidiary had a deferred tax liability of $5.3 million and $3.3 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The income tax expense, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended September 30, 2021, we recognized net income tax expense of $0.3 million, principally consisting of $0.3 million of tax expense relating to the Taxable Subsidiary. For the six months ended September 30, 2021, we recognized net income tax expense of $0.7 million, principally consisting of $0.7 million of tax expense relating to the Taxable Subsidiary. For the three months ended September 30, 2020, we recognized net income tax benefit of $0.2 million, principally consisting of a $0.2 million accrual for a 4% U.S. federal excise tax on our estimated undistributed taxable income and $0.4 million of tax benefit relating to the Taxable Subsidiary. For the six months ended September 30, 2020, we recognized net income tax expense of $0.1 million, principally consisting of a $0.4 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.3 million of tax benefit relating to the Taxable Subsidiary.

Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2017 through December 31, 2020.

7.    SHAREHOLDERS' EQUITY

The right to grant restricted stock awards under the Capital Southwest Corporation Restricted Stock Award Plan ( the "2010 Plan") terminated on July 18, 2021, ten years after the date that the 2010 Plan was approved by the Company’s shareholders pursuant to its terms. In connection with the termination of the 2010 Plan, the Company’s Board of Directors and stockholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the "2021 Employee Plan") as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. In connection therewith, on July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan.

In addition, on March 29, 2021, we filed an application with the SEC seeking the same relief in the Order (the "Superseding Order") to cover both the Company's employees and non-employee directors of the Board of Directors. There can be no assurance if and when the Company will receive the Superseding Order. The terms of the Superseding Order, if received, are expected to be substantially similar to the Order. The Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Plan will also be subject to shareholder approval upon receipt of the Superseding Order.

During the three months ended September 30, 2021, the Company repurchased 182 shares at an aggregate cost of approximately $4.8 thousand and a weighted average price per share of $26.40 in connection with the vesting of restricted stock awards. During the three months ended September 30, 2020, the Company did not repurchase any shares in connection with the vesting of restricted stock awards. During the six months ended September 30, 2021, the Company repurchased 20,632 shares at an aggregate cost of $0.5 million and a weighted average price per share of $26.43 in connection with the vesting of restricted stock awards. During the six months ended September 30, 2020, the Company repurchased 204 shares at an aggregate cost of $3.0 thousand and a weighted average price per share of $14.72 in connection with the vesting of restricted stock awards.

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

During the three months ended September 30, 2021, the Company sold 1,141,269 shares of its common stock under the Equity ATM Program at a weighted-average price of $26.59 per share, raising $30.3 million of gross proceeds. Net proceeds were $29.9 million after commissions to the sales agents on shares sold. During the six months ended September 30, 2021, the Company sold 2,218,578 shares of its common stock under the Equity ATM Program at a weighted-average price of $26.35 per share, raising $58.5 million of gross proceeds. Net proceeds were $57.6 million after commissions to the sales agents on shares sold. Of these proceeds, $2.0 million remained receivable and is included in Other Receivables in the Consolidated Statement of Assets and Liabilities as of September 30, 2021. The cash proceeds were received subsequent to quarter end on October 1 and October 4, 2021.

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

Cumulative to date, the Company has sold 6,524,207 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.81, raising $142.3 million of gross proceeds. Net proceeds were $139.7 million after commissions to the sales agents on shares sold. As of September 30, 2021, the Company has $107.7 million available under the Equity ATM Program.

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

On July 28, 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company shall cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated.

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

The right to grant restricted stock awards under the 2010 Plan terminated on July 18, 2021, ten years after the date that the 2010 Plan was approved by the Company’s shareholders pursuant to its terms. As of September 30, 2021, there are no shares available for issuance under the 2010 Plan.

In connection with the termination of the 2010 Plan, the Company’s Board of Directors and stockholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of September 30, 2021, there are 1,200,000 shares of common stock available for issuance under the 2021 Employee Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For both the three months ended September 30, 2021 and 2020, we recognized total share based compensation expense of $0.9 million related to the restricted stock issued to our employees and officers. For the six months ended September 30, 2021 and 2020, we recognized total share based compensation expense of $2.0 million and $1.5 million, respectively, related to the restricted stock issued to our employees and officers.

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

As of September 30, 2021, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $8.2 million, which will be amortized over the weighted-average vesting period of approximately 2.6 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of September 30, 2021:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2021	429,776	$17.05	2.5
Granted	172,945	27.60	3.9
Vested	(77,160)	16.60	2.7
Forfeited	(35,176)	15.42	—
Unvested at September 30, 2021	490,385	$20.96	2.6

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended September 30, 2021 and 2020, we made matching contributions of approximately $33.1 thousand and $28.7 thousand, respectively. During the six months ended September 30, 2021 and 2020, we made matching contributions of approximately $108.0 thousand and $92.8 thousand, respectively.

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

The balances of unused commitments to extend financing as of September 30, 2021 and March 31, 2021 were as follows (amounts in thousands):

	September 30,	March 31,
Portfolio Company	2021	2021
Revolving Loans
AllOver Media, LLC	$2,000	$2,000
Broad Sky Networks LLC	2,300	2,000
Central Medical Supply LLC	1,200	1,200
Clickbooth.com, LLC	1,086	1,086
Dynamic Communities, LLC	500	500
Electronic Transaction Consultants LLC	—	3,704
Fast Sandwich, LLC	3,100	3,100
FoodPharma Subsidiary Holdings, LLC	3,000	—
GrammaTech, Inc.	2,500	2,500
Ian, Evan, & Alexander Corporation (DBA EverWatch)	—	2,000
ITA Holdings Group, LLC	2,000	2,000
Klein Hersh, LLC	938	938
Mako Steel LP	755	1,226
Muenster Milling Company, LLC	5,000	—
NeuroPsychiatric Hospitals, LLC	5,000	—
NinjaTrader, Inc.	1,500	1,500
NWN Parent Holdings, LLC	1,800	—
Roof OpCo, LLC	3,056	—
Roseland Management, LLC	825	1,500
RTIC Subsidiary Holdings, LLC	822	767
Shearwater Research, Inc.	2,446	—
Student Resource Center, LLC	1,333	—
Systec Corporation (DBA Inspire Automation)	1,150	—
Wall Street Prep, Inc.	1,000	—
Well-Foam, Inc.	3,500	—
Total Revolving Loans	46,811	26,021

Delayed Draw Term Loans
Acceleration Partners, LLC	57	216
Central Medical Supply LLC	1,400	1,400
CityVet Inc.	2,000	6,750
FoodPharma Subsidiary Holdings, LLC	5,470	—
Muenster Milling Company, LLC	6,000	—
NeuroPsychiatric Hospitals, LLC	10,000	—

	September 30,	March 31,
Portfolio Company	2021	2021
NinjaTrader, Inc.	2,655	2,655
Roof OpCo, LLC	12,222	—
Shearwater Research, Inc.	3,262	—
Systec Corporation (DBA Inspire Automation)	3,000	—
Total Delayed Draw Term Loans	46,066	11,021

Other
American Nuts Operations LLC	384	384
I-45 SLF LLC	4,800	8,000
Total Other	5,184	8,384

Total unused commitments to extend financing	$98,061	$45,426

As of September 30, 2021, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2021, the Company had $3.7 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.2 million expire in April 2022, $3.1 million expire in May 2022 and $0.4 million expire in August 2022. As of September 30, 2021, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

Total lease expense incurred for each of the three and six months ended September 30, 2021 and 2020 was $58.1 thousand and $116.3 thousand, respectively. As of September 30, 2021, the asset related to the operating lease was $0.1 million and the lease liability was $0.1 million. As of September 30, 2021, the remaining lease term was 0.3 years and the discount rate was 2.63%.

The following table shows future minimum payments under the Company's operating lease as of September 30, 2021 (in thousands):

Year ending March 31,	Rent Commitment
2022	$113
Total	$113

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

During both the three and six months ended September 30, 2021 and 2020, we did not receive any management fees from our portfolio companies. Additionally, as of September 30, 2021 and March 31, 2021, we had dividends receivable from I-45 SLF LLC of $1.6 million and $1.5 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

12.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and six months ended September 30, 2021 and 2020 (share amounts presented in thousands).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Per Share Data:	2021	2020	2021	2020
Investment income[1]	$0.90	$0.90	$1.78	$1.73
Operating expenses[1]	(0.45)	(0.46)	(0.89)	(0.90)
Income taxes[1]	(0.02)	0.01	(0.03)	(0.01)
Net investment income[1]	0.43	0.45	0.86	0.82
Net realized gain (loss)[1]	0.16	(0.07)	0.11	(0.37)
Net unrealized (depreciation) appreciation on investments, net of tax[1]	(0.03)	0.52	0.29	0.94
Realized loss on extinguishment of debt[1]	(0.76)	(0.02)	(0.78)	(0.02)
Total (decrease) increase from investment operations	(0.20)	0.88	0.48	1.37
Accretive effect of share issuances and repurchases	0.47	—	0.95	—
Dividends to shareholders	(0.54)	(0.51)	(1.07)	(1.02)
Issuance of restricted stock[1,2]	—	—	(0.10)	(0.18)
Common stock withheld for payroll taxes upon vesting of restricted stock	—	—	(0.01)	—
Share based compensation expense	0.04	0.05	0.09	0.08
Other[3]	0.01	(0.01)	0.01	(0.02)
(Decrease) increase in net asset value	(0.22)	0.41	0.35	0.23
Net asset value
Beginning of period	16.58	14.95	16.01	15.13
End of period	$16.36	$15.36	$16.36	$15.36

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	2.72%	3.05%	5.37%	5.96%
Ratio of net investment income to average net assets[4]	2.58%	2.96%	5.20%	5.44%
Portfolio turnover	8.43%	4.84%	9.66%	6.30%
Total investment return[4,5]	10.72%	8.01%	18.66%	32.15%
Total return based on change in NAV[4,6]	1.93%	6.15%	8.87%	8.26%

Per share market value at the end of the period	$25.18	$14.05	$25.18	$14.05
Weighted-average common shares outstanding	22,534	18,600	21,872	18,375
Weighted-average fully diluted shares outstanding	22,534	18,600	21,872	18,375
Common shares outstanding at end of period	23,341	18,623	23,341	18,623

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

On March 11, 2021, the Company and Main Street entered into the Second Amended and Restated Limited Liability Company Operating Agreement (the "Amendment"), which increased the current profits interest that is allocated to the Company on a pro rata basis from (a) 75.6% to (b) an amount equal to: (i) 76.2625% as of the date of the Amendment through the quarter ended March 31, 2021; (ii) 76.925% for quarter ended June 30, 2021; (iii) 77.5875% for the quarter ended September 30, 2021; and (iv) 78.25% for the quarter ended December 31, 2021 and periods thereafter.

On March 25, 2021, I-45 SLF LLC declared a return of capital dividend to its members in the amount of $10.0 million. As of September 30, 2021, total funded equity capital totaled $95.0 million, consisting of $76.0 million from CSWC and $19.0 million from Main Street. CSWC owns 80% of I-45 SLF LLC and has a current profits interest of 77.5875%, while Main Street Capital Corporation owns 20% and has a current profits interest of 22.4125%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital Corporation.

As of both September 30, 2021 and March 31, 2021, I-45 SLF LLC had total assets of $177.8 million. I-45 SLF LLC had approximately $169.0 million and $164.4 million of total investments at fair value as of September 30, 2021 and March 31, 2021, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of September 30, 2021, $4.0 million of the credit investments were unsettled trades. During the three months ended September 30, 2021, I-45 SLF LLC declared a total dividend of $2.0 million of which $1.6 million was paid to CSWC in October 2021.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. The I-45 credit facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. In November 2019, the I-45 credit facility was amended to extend the maturity to November 2024 and to reduce the interest rate on borrowings to LIBOR plus 2.25% per annum. On April 30, 2020, the I-45 credit facility was amended to permanently reduce the I-45 credit facility amount through a prepayment of $15.0 million and to change the minimum utilization requirements. In March 2021, the I-45 credit facility was amended to extend the maturity to March 25, 2026 and to reduce the interest rate on borrowings to LIBOR plus 2.15%. Under the I-45 credit facility, $97.0 million has been drawn as of September 30, 2021.

Below is certain summarized financial information for I-45 SLF LLC as of September 30, 2021 and March 31, 2021 and for the three and six months ended September 30, 2021 and 2020 (amounts in thousands):

	September 30, 2021	March 31, 2021
Selected Balance Sheet Information:
Investments, at fair value (cost $176,680 and $170,791)	$169,042	$164,351
Cash and cash equivalents	6,240	10,419
Due from broker	—	152
Deferred financing costs and other assets	1,928	2,301
Interest receivable	583	553
Total assets	$177,793	$177,776

Senior credit facility payable	$97,000	$91,000
Payable for unsettled transactions	4,034	13,072
Other liabilities	2,168	2,131
Total liabilities	$103,202	$106,203
Members’ equity	74,591	71,573
Total liabilities and members' equity	$177,793	$177,776

	Three Months Ended		Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Selected Statement of Operations Information:
Total revenues	$3,026	$3,553	$6,148	$7,319
Total expenses	(921)	(1,108)	(2,018)	(2,401)
Net investment income	2,105	2,445	4,130	4,918
Net unrealized (depreciation) appreciation	(1,261)	5,697	(1,198)	11,106
Net realized (losses) gains	(896)	18	173	(287)
Net (decrease) increase in members’ equity resulting from operations	$(52)	$8,160	$3,105	$15,737

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of September 30, 2021 and March 31, 2021 (in thousands):

I-45 SLF LLC Loan Portfolio as of September 30, 2021

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC New Holdco Inc.	Healthcare services	First Lien	6/25/2025	10.00%, 8.00% PIK	$1,824	$1,824	$1,769
		304,075 shares common stock	—	—	—	1,449	1,449
		Warrants (Expiration - December 11, 2025)	—	—	—	482	482
ADS Tactical, Inc.	Aerospace & defense	First Lien	3/19/2026	L+5.75% (Floor 1.00%)	6,563	6,439	6,604
American Teleconferencing Services, Ltd.[3]	Telecommunications	Revolving Loan	12/7/2021	P+5.50%	1,161	1,154	443
		First Lien	6/8/2023	P+5.50%	5,598	5,566	2,138
ATX Networks (Toronto) Corporation	Technology products & components	First Lien	9/1/2026	L+7.50%, (Floor 1.00%)	2,572	2,564	2,380
		Senior Subordinated Debt	9/1/2028	10.00% PIK	1,029	1,029	659
		196 Class A units	—	—	—	—	—
Burning Glass Intermediate Holding Company, Inc.	Software & IT services	Revolving Loan[4]	6/10/2028	L+5.00% (Floor 1.00%)	—	(6)	—
		First Lien	6/10/2028	L+5.00% (Floor 1.00%)	3,205	3,151	3,151
Corel Inc.	Software & IT services	First Lien	7/2/2026	L+5.00%	6,939	6,765	6,969
Evergreen AcqCo 1 LP	Consumer products & retail	First Lien	4/26/2028	L+5.75% (Floor 0.75%)	4,200	4,160	4,253
Evergreen North America Acquisitions, LLC	Industrial Services	First Lien	8/13/2026	L+6.75% (Floor 1.00%)	6,774	6,642	6,642
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.25%	4,875	4,846	4,851
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	7,527	7,501	7,549
Infogain Corporation	Software & IT services	First Lien	7/28/2028	L+5.75% (Floor 1.00%)	4,808	4,737	4,737
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,865	2,858	2,721

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Integro Parent Inc.	Business services	First Lien	10/28/2022	L+5.75% (Floor 1.00%)	3,229	3,212	3,173
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	5,706	5,685	5,710
Inventus Power, Inc.	Technology products & components	First Lien	3/29/2024	L+5.00% (Floor 1.00%)	6,965	6,907	6,895
INW Manufacturing, LLC	Food, agriculture, & beverage	First Lien	3/25/2027	L+5.75% (Floor 0.75%)	2,963	2,898	2,903
Isagenix International, LLC	Consumer products & retail	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	1,754	1,745	1,469
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,682	4,659	4,676
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	L+7.25% (Floor 1.00%)	6,279	6,240	6,279
Lift Brands, Inc.	Consumer services	Tranche A	6/29/2025	L+7.50% (Floor 1.00%)	2,515	2,515	2,364
		Tranche B	6/29/2025	9.50% PIK	556	556	445
		Tranche C	6/29/2025	—	565	565	452
		Equity	—	—	—	749	749
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	4,973	4,935	4,948
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	5,858	5,835	5,572
Lulu's Fashion Lounge, LLC	Consumer products & retail	First Lien	8/26/2022	L+7.00%, 2.50% PIK (Floor 1.00%)	3,562	3,519	3,046
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%)	4,623	4,576	4,623
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,700	2,680	2,319
NorthStar Group Services, Inc.	Environmental Services	First Lien	11/9/2026	L+5.50% (Floor 1.00%)	2,981	2,966	2,988
PT Network, LLC	Healthcare products	First Lien	11/30/2023	L+5.50%, 2.00% PIK (Floor 1.00%)	4,488	4,488	4,488
Research Now Group, Inc.	Business services	First Lien	12/20/2024	L+5.50% (Floor 1.00%)	4,961	4,961	4,915
Retail Services WIS Corporation	Business services	First Lien	5/20/2025	L+7.75% (Floor 1.00%)	2,996	2,942	2,951
Tacala, LLC	Consumer products & retail	Second Lien	2/7/2028	L+7.50% (Floor 0.75%)	5,000	4,990	5,002
TEAM Services Group, LLC	Healthcare services	First Lien	12/20/2027	L+5.00% (Floor 1.00%)	6,718	6,671	6,718

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+6.25% (Floor 1.00%)	3,815	3,810	3,510
		First Lien - Term Loan B	4/28/2022	L+6.25% (Floor 1.00%)	944	943	869
Time Manufacturing Acquisition	Capital equipment	First Lien	2/3/2023	L+5.00% (Floor 1.00%)	5,701	5,689	5,722
UniTek Global Services, Inc.	Telecommunications	First Lien	8/20/2024	L+5.50%, 2.00% PIK (Floor 1.00%)	2,786	2,772	2,596
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+5.50% (Floor 1.00%)	5,200	5,179	4,336
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,695	3,655	3,409
Wahoo Fitness Acquisition, LLC	Consumer products & retail	First Lien	8/14/2028	L+5.75% (Floor 1.00%)	5,000	4,853	4,925
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+6.00% (Floor 1.00%)	4,345	4,324	4,193
Total Investments						$176,680	$169,042

1Represents the interest rate as of September 30, 2021. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each investment, the Company has provided the spread over LIBOR or Prime in effect at September 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor.
2Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
3Investment is on non-accrual status as of September 30, 2021, meaning the Company has ceased to recognize interest income on the investment.
4The investment has approximately $0.4 million in an unfunded revolving loan commitment as of September 30, 2021.

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

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Six Months Ended September 30, 2021
(amounts in thousands)

Portfolio Company	Type of Investment (1)	September 30, 2021 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2021	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2021
Control Investments
I-45 SLF LLC	80% LLC equity interest	$—	$3,157	$57,158	$3,200	$—	$—	$(720)	$59,638
Total Control Investments		$—	$3,157	$57,158	$3,200	$—	$—	$(720)	$59,638

Affiliate Investments
Central Medical Supply LLC	Revolving Loan	$300	$22	$276	$3	$—	$—	$(3)	$276
	First Lien	7,500	423	6,908	13	—	—	(13)	6,908
	Delayed Draw Term Loan	100	12	92	3	—	—	(3)	92
	1,380,500 Preferred Units	—	—	641	101	—	—	(493)	249
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	—	1,343	—	—	—	(112)	1,231
Delphi Intermediate Healthco LLC	First Lien	1,457	81	1,398	43	—	—	(35)	1,406
	First Lien	1,648	79	1,500	68	—	—	(68)	1,500
	1,681.04 Common Units	—	—	3,615	—	—	—	(189)	3,426
Dynamic Communities, LLC	Revolving Loan	—	2	—	1	—	—	(1)	—
	First Lien	11,501	734	9,966	462	—	—	(66)	10,362
	Senior subordinated debt	575	54	372	203	—	—	—	575
	2,000,000 Preferred units	—	—	1,274	—	—	—	—	1,274
GrammaTech, Inc.	Revolving Loan	—	11	—	4	—	—	(4)	—
	First Lien	11,500	632	11,420	18	—	—	(801)	10,637
	1,000 Class A units	—	—	1,208	—	—	—	(496)	712
ITA Holdings Group, LLC	Revolving loan	—	9	—	4	—	—	(4)	—
	First Lien - Term Loan	10,071	438	10,061	25	—	—	(45)	10,041
	First Lien - Term Loan B	5,036	294	5,101	12	—	—	(53)	5,060
	First Lien - PIK Note A	2,812	206	2,630	200	—	—	(18)	2,812

Portfolio Company	Type of Investment (1)	September 30, 2021 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2021	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2021
	First Lien - PIK Note B	111	6	103	6	—	—	2	111
	Warrants	—	—	2,968	—	—	—	636	3,604
	9.25% Class A membership interest	—	—	2,532	—	—	—	944	3,476
SIMR, LLC	First lien	13,796	3	12,103	224	(88)	—	(719)	11,520
	9,374,510.2 Class B Common Units	—	—	—	—	—	—	—	—
Sonobi, Inc.	First Lien	8,500	403	8,500	14	—	—	(14)	8,500
	500,000 Class A Common Units	—	—	1,235	—	—	—	704	1,939
Total Affiliate Investments		$63,902	$3,409	$85,246	$1,404	$(88)	$—	$(851)	$85,711
Total Control & Affiliate Investments		$63,902	$6,566	$142,404	$4,604	$(88)	$—	$(1,571)	$145,349

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

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” and other similar expressions identify forward-looking statements. These risks include risks related to changes in the markets in which the Company invests; changes in the financial and lending markets; regulatory changes; tax treatment and general economic and business conditions; our ability to operate our wholly owned subsidiary, Capital Southwest SBIC I, LP, as a small business investment company; and uncertainties associated with the continued impact from the COVID-19 pandemic, including its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our ability and their ability to achieve their respective objectives, and the effects of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the fiscal year ended March 31, 2021 and in this Form 10-Q. The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the fiscal year ended March 31, 2021. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We primarily target senior debt and equity investments in LMM companies, and opportunistically target first and second lien loans in UMM companies. Our target LMM companies typically have annual EBITDA between $3.0 million and $20.0 million, and our LMM investments generally range in size from $10.0 million to $25.0 million. Our UMM investments generally include first and second lien loans in companies with EBITDA generally greater than $20.0 million, and our UMM investments typically range in size from $5.0 million to $15.0 million.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the six months ended September 30, 2021 and 2020, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 2.26% and 2.51%, respectively.

Recent COVID-19 Developments

We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of September 30, 2021 and March 31, 2021, our investment portfolio at fair value represented approximately 94.4% and 93.6% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of September 30, 2021 and March 31, 2021 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2021, we had three investments on non-accrual status, which represent approximately 3.0% of our total investment portfolio's fair value and approximately 4.0% of its cost. As of March 31, 2021, we did not have any investments on non-accrual status.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and under our Credit Facility (as described in Note 5) and the I-45 SLF LLC credit facility (as described in Note 13). Many of these agreements (including the credit agreements relating to the Credit Facility and the I-45 credit facility) include an alternative successor rate or language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022 and the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company does not believe that it will have a material impact on its consolidated financial statements or its disclosures.

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

INVESTMENT PORTFOLIO COMPOSITION

The total value of our investment portfolio was $818.2 million as of September 30, 2021, as compared to $688.4 million as of March 31, 2021. As of September 30, 2021, we had investments in 64 portfolio companies with an aggregate cost of $825.5 million. As of March 31, 2021, we had investments in 55 portfolio companies with an aggregate cost of $703.6 million.

As of September 30, 2021 and March 31, 2021, approximately $659.4 million, or 95.6%, and $546.6 million, or 95.5%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% were subject to contractual minimum interest rates. As of September 30, 2021 and March 31, 2021, the weighted average contractual minimum interest rate is 1.23% and 1.30%, respectively. As of September 30, 2021 and March 31, 2021, approximately $30.0 million, or 4.4%, and $26.0 million, or 4.5%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in portfolio companies as of September 30, 2021 and March 31, 2021 (excluding our investment in I-45 SLF LLC):

	September 30, 2021	March 31, 2021
	(dollars in thousands)
Number of portfolio companies (a)	63	54
Fair value	$758,580	$631,274
Cost	$749,521	$630,757
% of portfolio at fair value - debt	90.9%	90.7%
% of portfolio at fair value - equity	9.1%	9.3%
% of investments at fair value secured by first lien	82.4%	83.0%
Weighted average annual effective yield (b)	9.7%	10.8%
Weighted average EBITDA (c)	$17,416	$16,960
Weighted average leverage through CSWC security (d)	4.1x	4.1x

(a)At September 30, 2021 and March 31, 2021, we had equity ownership in approximately 49.2% and 53.7%, respectively, of our investments.
(b)The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of September 30, 2021 and March 31, 2021, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of September 30, 2021, there were three investments on non-accrual status. As of March 31, 2021, we did not have any investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)Weighted average EBITDA metric is calculated using investment cost basis weighting. For the quarter ended September 30, 2021, three portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2021, six portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(d)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the quarter ended September 30, 2021, three portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2021, six portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of September 30, 2021 and March 31, 2021:

	As of September 30, 2021
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$112,495	16.3%
2	515,757	74.8
3	58,909	8.6
4	2,260	0.3
Total	$689,421	100.0%

	As of March 31, 2021
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$58,466	10.2%
2	461,239	80.6
3	52,909	9.2
4	—	—
Total	$572,614	100.0%

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

As of September 30, 2021, we had three debt investments on non-accrual status, which represent approximately 3.0% of our total investment portfolio's fair value and approximately 4.0% of its cost. As of March 31, 2021, we did not have any investments on non-accrual status.

Investment Activity

During the six months ended September 30, 2021, we made new debt investments in 14 portfolio companies totaling $166.7 million, follow-on debt investments in four portfolio companies totaling $10.8 million, and equity investments in four new and two existing portfolio companies totaling $5.0 million. We also funded $3.2 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $8.5 million and full prepayments of approximately $57.7 million. We funded $3.8 million on revolving loans and received $2.2 million in repayments on revolving loans. In addition, we received proceeds from sales of investments totaling $5.4 million.

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

Total portfolio investment activity for the six months ended September 30, 2021 and 2020 was as follows (dollars in thousands):

Six months ended September 30, 2021	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$524,161	$36,919	$11,534	$58,660	$57,158	$688,432
New investments	165,752	15,435	148	4,994	3,200	189,529
Proceeds from sales of investments	—	(53)	—	(5,371)	—	(5,424)
Principal repayments received	(66,868)	(1,556)	—	—	—	(68,424)
PIK interest earned	1,589	654	441	—	—	2,684
Accretion of loan discounts	1,290	108	21	—	—	1,419
Realized (loss) gain	1,286	(2,316)	—	3,210	—	2,180
Unrealized gain (loss)	(1,878)	2,570	184	7,666	(720)	7,822
Fair value, end of period	$625,332	$51,761	$12,328	$69,159	$59,638	$818,218
Weighted average yield on debt investments at end of period						9.66%
Weighted average yield on total investments at end of period						9.60%

Six months ended September 30, 2020	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$427,447	$37,139	$9,747	$38,979	$39,760	$553,072
New investments	82,353	—	173	4,296	12,800	99,622
Proceeds from sales of investments	—	—	—	(272)	—	(272)
Principal repayments received	(36,863)	(125)	—	—	—	(36,988)
Conversion of security	(3,615)	—	—	3,615	—	—
PIK interest earned	2,302	414	332	—	—	3,048
Accretion of loan discounts	959	93	11	—	—	1,063
Realized gain	(5,210)	—	—	(1,628)	—	(6,838)
Unrealized gain (loss)	5,243	97	154	4,073	8,923	18,490
Fair value, end of period	$472,616	$37,618	$10,417	$49,063	$61,483	$631,197
Weighted average yield on debt investments at end of period						10.34%
Weighted average yield on total investments at end of period						10.43%

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of four elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized (loss) gain on investments before income tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized appreciation (depreciation) on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost. The “Net realized (loss) gain on investments before income tax” and “Net unrealized appreciation (depreciation) on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized loss on extinguishment of debt”, which is the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs and any "make-whole" premium payable at the time of the debt extinguishment.

Comparison of three months ended September 30, 2021 and September 30, 2020

	Three Months Ended
	September 30,		Net Change
	2021	2020	Amount	%
	(in thousands)
Total investment income	$20,296	$16,685	$3,611	21.6%
Interest expense	(5,405)	(4,397)	(1,008)	22.9%
Other operating expenses	(4,851)	(4,184)	(667)	15.9%
Income before taxes	10,040	8,104	1,936	23.9%
Income tax expense	314	(215)	529	(246.0)%
Net investment income	9,726	8,319	1,407	16.9%
Net realized gain (loss) on investments, net of tax	3,496	(1,279)	4,775	(373.3)%
Net unrealized (depreciation) appreciation on investments, net of tax	(691)	9,636	(10,327)	(107.2)%
Realized loss on extinguishment of debt	(17,087)	(286)	(16,801)	100.0%
Net (decrease) increase in net assets from operations	$(4,556)	$16,390	$(20,946)	(127.8)%

Investment Income

Total investment income consisted of interest income, dividend income and other income for each applicable period. For the three months ended September 30, 2021, we reported investment income of $20.3 million, a $3.6 million, or 21.6%, increase as compared to the three months ended September 30, 2020. The increase was primarily due to a $3.1 million increase in interest income generated from our debt investments due to a 30.2% increase in the cost basis of debt investments held from $536.3 million to $698.1 million year-over-year, as well as an increase of $0.2 million in dividend income due to distributions received from portfolio companies.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended September 30, 2021, our total interest expense was $5.4 million, an increase of $1.0 million, as compared to the total interest expense of $4.4 million for the three months ended September 30, 2020. The increase was primarily attributable to an increase in average borrowings outstanding, partially offset by a decrease in the weighted average interest rate on our total debt from 4.24% to 3.92% for the three months ended September 30, 2020 and September 30, 2021, respectively.

Salaries, General and Administrative Expenses

For the three months ended September 30, 2021, our total employee compensation expense (including both cash and share-based compensation) increased by $0.4 million, or 14.5%, as compared to the total employee compensation expense for the three months ended September 30, 2020. The increase was primarily due to an increase in accrued bonus compensation. For the three months ended September 30, 2021, our total general and administrative expense was $1.6 million, an increase of $0.2 million or 19.0%, as compared to the total general and administrative expense of $1.4 million for the three months ended September 30, 2020. The increase was primarily due to an increase in director compensation and the addition of a new independent board member.

Net Investment Income

For the three months ended September 30, 2021, income before taxes increased by $1.9 million, or 23.9%. Net investment income increased from the prior year period by $1.4 million, or 16.9%, to $9.7 million as a result of a $3.6 million increase in total investment income, partially offset by a $1.0 million increase in interest expense and a $0.5 million increase in income tax expense.

Net Realized and Unrealized Gains (Losses) on Investments

During the three months ended September 30, 2021, we recognized net realized and unrealized gains totaling $2.8 million, which primarily consisted of net realized and unrealized gains on equity investments of $5.5 million, offset by net realized and unrealized losses on debt investments of $0.1 million and on I-45 SLF LLC of $1.6 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $1.0 million.

During the three months ended September 30, 2020, we recognized net realized and unrealized gains totaling $8.4 million, which primarily consisted of net realized and unrealized gains on equity investments of $3.1 million, debt investments of $1.3 million and I-45 SLF LLC of $4.7 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.7 million.

Realized Loss on Extinguishment of Debt

During the three months ended September 30, 2021, we recognized a loss on extinguishment of debt of $17.1 million due to the full redemption of the October 2024 Notes, which included a make-whole premium of $15.2 million. During the three months ended September 30, 2020, we recognized a loss on extinguishment of debt of $0.3 million due to the partial redemption of the December 2022 Notes.

Comparison of six months ended September 30, 2021 and September 30, 2020

	Six Months Ended
	September 30,		Net Change
	2021	2020	Amount	%
	(in thousands)
Total investment income	$38,875	$31,849	$7,026	22.1%
Interest expense	(10,360)	(8,725)	(1,635)	18.7%
Other operating expenses	(9,036)	(7,851)	(1,185)	15.1%
Income before taxes	19,479	15,273	4,206	27.5%
Income tax expense	710	135	575	425.9%
Net investment income	18,769	15,138	3,631	24.0%
Net realized gain (loss) on investments, net of tax	2,544	(6,826)	9,370	(137.3)%
Net unrealized appreciation on investments, net of tax	6,360	17,241	(10,881)	(63.1)%
Realized loss on extinguishment of debt	(17,087)	(286)	(16,801)	100.0%
Net increase in net assets from operations	$10,586	$25,267	$(14,681)	(58.1)%

Investment Income

Total investment income consisted of interest income, dividend income and other income for each applicable period. For the six months ended September 30, 2021, we reported investment income of $38.9 million, a $7.0 million, or 22.1%, increase as compared to the six months ended September 30, 2020. The increase was primarily due to a $6.1 million increase in interest income generated from our debt investments, which was due to a 30.2% increase in the cost basis of debt investments held from $536.3 million to $689.4 million year-over-year, as well as a $0.9 million increase in dividend income as a result of distributions received from portfolio companies.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the six months ended September 30, 2021, our total interest expense was $10.4 million, an increase of $1.6 million as compared to the total interest expense of $8.7 million for the six months ended September 30, 2020. The increase was primarily attributable to an increase in average borrowings outstanding, partially offset by a decrease in the weighted average interest rate on total debt from 4.43% to 4.03% for the six months ended September 30, 2020 and September 30, 2021, respectively.

Salaries, General and Administrative Expenses

For the six months ended September 30, 2021, our total employee compensation expense (including both cash and share-based compensation) increased by $0.6 million, or 11.3%, as compared to the total employee compensation expense for the six months ended September 30, 2020. The increase is primarily due to a increase in share-based compensation related to the restricted stock award modification during the three months ended June 30, 2021. For the six months ended September 30, 2021, our total general and administrative expense was $3.3 million, a increase of $0.6 million or 22.3%, as compared to the total general and administrative expense of $2.7 million for the six months ended September 30, 2020. The increase was primarily due to employee recruiting costs related to the hiring of a new principal, an increase in director compensation and the addition of a new independent board member.

Net Investment Income

For the six months ended September 30, 2021, income before taxes increased by $4.2 million, or 27.5%. Net investment income increased from the prior year period by $3.6 million, or 24.0%, to $18.8 million as a result of a $7.0 million increase in total investment income, partially offset by a a $1.6 million increase in interest expense, a $1.2 million increase in other operating expenses and a $0.6 million increase in income tax expense.

Net Realized and Unrealized Gains (Losses) on Investments

During the six months ended September 30, 2021, we recognized net realized and unrealized gains totaling $8.9 million, which primarily consisted of net realized and unrealized gains on equity investments of $10.9 million and on debt investments of $0.2 million, offset by net realized and unrealized losses on I-45 SLF LLC of $0.7 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $1.5 million.

During the six months ended September 30, 2020, we recognized realized and unrealized gains totaling $10.4 million, which primarily consisted of net realized and unrealized gains on equity investments of $2.4 million, debt investments of $0.3 million and I-45 SLF LLC of $8.9 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $1.2 million.

Realized Loss on Extinguishment of Debt

During the six months ended September 30, 2021, we recognized a loss on extinguishment of debt of $17.1 million due to the full redemption of the October 2024 Notes, which included a make-whole premium of $15.2 million. During the six months ended September 30, 2020, we recognized a loss on extinguishment of debt of $0.3 million due to the partial redemption of the December 2022 Notes.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from cash flows from operations, the net proceeds of public offerings of debt and equity securities, advances from the Credit Facility and access to the debentures guaranteed by the Small Business Administration (the "SBA Debentures"). Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months. We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our Credit Facility and future issuances of debt and equity on terms we believe are favorable to the Company and our shareholders. Our primary uses of funds will be investments in portfolio companies and operating expenses. Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. As the impact of COVID-19 continues to evolve, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances.

Cash Flows

For the six months ended September 30, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $4.8 million. During the foregoing period, our operating activities used $103.8 million in cash, consisting primarily of new portfolio investments of $189.5 million, partially offset by $66.8 million from sales and repayments received from debt investments in portfolio companies and $5.4 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $99.0 million, consisting primarily of net borrowings on our Credit Facility of $95.0 million, net proceeds from the Equity ATM Program of $57.6 million and net proceeds from the issuance of the October 2026 Notes of $97.4 million, partially offset by the redemption of the October 2024 Notes of $125.0 million and cash dividends paid in the amount of $23.9 million. At September 30, 2021, the Company had cash and cash equivalents of approximately $26.8 million.

For the six months ended September 30, 2020, we experienced a net increase in cash and cash equivalents in the amount of $2.3 million. During that period, our operating activities used $46.8 million in cash, consisting primarily of new portfolio investments of $99.6 million, partially offset by $36.6 million of sales and repayments received from debt investments in portfolio companies and $0.3 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $49.1 million, consisting primarily of net borrowings on our Credit Facility of $33.0 million, proceeds from issuance of the October 2024 Notes of $50.0 million and net proceeds from the Equity ATM Program of $6.1 million, partially offset by the partial redemption of December 2022 Notes of $20.0 million and cash dividends paid in the amount of $19.0 million. At September 30, 2020, the Company had cash and cash equivalents of approximately $16.0 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of September 30, 2021, the Company’s asset coverage was 188%.

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

On August 9, 2021, CSWC entered into the Second Amended and Restated Senior Secured Revolving Credit Agreement (the "Credit Agreement"). Prior to the Credit Agreement, (1) borrowings under the Credit Facility accrued interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 2.50% with no LIBOR floor, and (2) the total borrowing capacity was $340 million with commitments from a diversified group of eleven lenders. The Credit Agreement (1) decreased the total borrowing capacity under the Credit Facility to $335 million with commitments from a diversified group of ten lenders, (2) reduced the interest rate on borrowings to LIBOR plus 2.15% with no LIBOR floor and removed conditions related thereto as previously set forth in the Amended and Restated Senior Secured Revolving Credit Agreement, and (3) extended the end of the Credit Facility's revolver period from December 21, 2022 to August 9, 2025 and extended the final maturity from December 21, 2023 to August 9, 2026. The Credit Agreement also modified certain covenants in the Credit Facility, including, among other things, to increase the minimum obligors’ net worth test from $180 million to $200 million.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of September 30, 2021, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At September 30, 2021, CSWC had $215.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.5 million and $2.9 million for the three and six months ended September 30, 2021, respectively. For the three and six months ended September 30, 2020, CSWC recognized interest expense of $1.6 million and $3.6 million, respectively. The weighted average interest rate on the Credit Facility was 2.58% and 2.64%, respectively, for the three and six months ended September 30, 2021. For the three and six months ended September 30, 2020, the weighted average interest rate on the Credit Facility was 2.86% and 3.26%, respectively. Average borrowings for the three and six months ended September 30, 2021 were $159.6 million and $148.5 million, respectively. For the three and six months ended September 30, 2020, average borrowings were $169.1 million and $166.0 million, respectively. As of September 30, 2021, CSWC was in compliance with all financial covenants under the Credit Facility.

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

On September 29, 2020, the Company redeemed $20,000,000 in aggregate principal of the $77,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. On December 10, 2020, the Company

redeemed $20,000,000 in aggregate principal of the $57,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. On January 21, 2021, the Company redeemed the remaining $37,136,175 in aggregate principal amount of issued and outstanding December 2022 Notes. The December 2022 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding each of the redemption dates. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $1.0 million during the year ended March 31, 2021.

The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $1.3 million and $2.5 million for the three and six months ended September 30, 2020, respectively. Average borrowings for the three and six months ended September 30, 2020 were $76.7 million and $76.9 million, respectively. The December 2022 Notes had a weighted average effective yield of 5.93%.

October 2024 Notes

In September 2019, the Company issued $65.0 million in aggregate principal amount of 5.375% Notes due 2024 (the “Existing October 2024 Notes”). In October 2019, the Company issued an additional $10.0 million in aggregate principal amount of the October 2024 Notes (the "Additional October 2024 Notes"). In August 2020, the Company issued an additional $50.0 million in aggregate principal amount of the October 2024 Notes (the "New Notes" together with the Existing October 2024 Notes and the Additional October 2024 Notes, the "October 2024 Notes"). The Additional October 2024 Notes and the New Notes were treated as a single series with the Existing October 2024 Notes under the indenture and had the same terms as the Existing October 2024 Notes. The maturity date of the October 2024 Notes was October 1, 2024 and were redeemable in whole or in part at any time prior to July 1, 2024, at par plus a “make-whole” premium, and thereafter at par. The October 2024 Notes bore interest at a rate of 5.375% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2020.

On September 24, 2021, the Company redeemed $125,000,000 in aggregate principal amount of the issued and outstanding October 2024 Notes. The October 2024 Notes were redeemed at 100% of their principal amount, plus (i) the accrued and unpaid interest thereon, through, but excluding the redemption date, and (ii) a "make-whole" premium. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs of $1.8 million and the "make-whole" premium of $15.2 million during the three months ended September 30, 2021.

The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.7 million and $3.6 million for the three and six months ended September 30, 2021, respectively. For the three and six months ended September 30, 2020, the Company recognized interest expense of $1.5 million and 2.6 million, respectively. For the three and six months ended September 30, 2021, average borrowings were $115.5 million and $120.2 million, respectively. For the three and six months ended September 30, 2020, average borrowings were $102.2 million and $88.7 million, respectively. The October 2024 Notes had a weighted average effective yield of 5.375%.

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "Existing January 2026 Notes"). In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes (the "Additional January 2026 Notes" together with the Existing January 2026 Notes, the "January 2026 Notes"). The Additional January 2026 Notes were issued at a price of 102.11% of the aggregate principal amount of the Additional January 2026 Notes, resulting in a yield-to-maturity of approximately 4.0% at issuance. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year, beginning on July 31, 2021. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility and the SBA Debentures.

As of September 30, 2021, the carrying amount of the January 2026 Notes was $138.5 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of September 30, 2021, the fair value of the January 2026 Notes was $139.9 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million and $3.4 million for the three and six months ended September 30, 2021, respectively. For both the three and six months ended September 30, 2021, average borrowings were $140.0 million.

The indenture governing the January 2026 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC and subject to certain other exceptions, and to provide financial information to the holders of the January 2026 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to important limitations and exceptions that are described in the indenture and the third supplemental indenture relating to the January 2026 Notes.

In addition, holders of the Notes can require the Company to repurchase some or all of the January 2026 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the third supplemental indenture relating to the January 2026 Notes.

October 2026 Notes

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "October 2026 Notes"). The October 2026 Notes were issued at a price of 99.418% of the aggregate principal amount of the October 2026 Notes, resulting in a yield-to-maturity of approximately 3.5% at issuance. The October 2026 Notes mature on October 1, 2026 and may be redeemed in whole or in part at any time prior to July 1, 2026, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes bear interest at a rate of 3.375% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The October 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility and the SBA Debentures.

As of September 30, 2021, the carrying amount of the October 2026 Notes was $97.3 million on an aggregate principal amount of $100.0 million at a weighted average effective yield of 3.5%. As of September 30, 2021, the fair value of the October 2026 Notes was $98.8 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $0.4 million for both the three and six months ended September 30, 2021. Since the issuance of the October 2026 Notes on August 27, 2021 through September 30, 2021, average borrowings were $100.0 million.

The indenture governing the October 2026 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC and subject to certain other exceptions, and to provide financial information to the holders of the October 2026 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture and the fourth supplemental indenture relating to the October 2026 Notes.

In addition, holders of the Notes can require the Company to repurchase some or all of the October 2026 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the fourth supplemental indenture relating to the October 2026 Notes.

SBA Debentures

On April 20, 2021, SBIC I received a license from the SBA to operate as an SBIC under Section 301(c) of the SBIC Act. The license allows SBIC I to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. SBA Debentures are loans issued to an SBIC which have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. Current statutes and regulations permit SBIC I to borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations).

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. As of September 30, 2021, SBIC I had regulatory capital of $40.0 million and approved and unused SBA Debenture commitments of $22.5 million. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of September 30, 2021, the carrying amount of SBA Debentures was $16.7 million on an aggregate principal amount of $17.5 million. As of September 30, 2021, the fair value of the SBA Debentures was $17.4 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC Topic 820. The Company recognized interest expense and related fees related to SBA Debentures of $46.0 thousand and $53.7 thousand for the three and six months ended September 30, 2021, respectively. The weighted average interest rate on the SBA Debentures was 0.85% and 0.84%, respectively, for the three and six months ended September 30, 2021. For the three months ended September 30, 2021, average borrowings were $9.2 million.

As of September 30, 2021, the Company's issued and outstanding SBA Debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	September 30, 2021
9/22/2021	9/1/2031	1.575%	$15,000
(2)	(2)	(2)	2,500
			$17,500
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $2.5 million in SBA Debentures that will pool in March 2022. Until the pooling date, the SBA Debentures bear interest at a fixed rate and an interim interest rate of 0.90%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

Equity Capital Activities

In January 2016, our board of directors approved a share repurchase program authorizing us to repurchase up to $10 million of our outstanding shares of common stock in the open market at certain thresholds below our net asset value per share, in accordance with guidelines specified in 10b5-1(c)(1)(i)(B) and Rules 10b-18 under the Exchange Act. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and terminated on March 26, 2020 upon the Company's purchase of the aggregate gross dollar amount (inclusive of commission fees) of its common stock under the share repurchase program meeting the threshold set forth in the share repurchase agreement.

On July 28, 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company shall cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated.

Cumulative to date, we have repurchased a total of 840,543 shares of our common stock in the open market under the share repurchase programs, at an average price of $11.85, including commissions paid.

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

During the three months ended September 30, 2021, the Company sold 1,141,269 shares of its common stock under the Equity ATM Program at a weighted-average price of $26.59 per share, raising $30.3 million of gross proceeds. Net proceeds were $29.9 million after commissions to the sales agents on shares sold. During the six months ended September 30, 2021, the Company sold 2,218,578 shares of its common stock under the Equity ATM Program at a weighted-average price of $26.35 per share, raising $58.5 million of gross proceeds. Net proceeds were $57.6 million after commissions to the sales agents on shares sold. Of these proceeds, $2.0 million remained receivable and is included in Other Receivables in the Consolidated Statement of Assets and Liabilities as of September 30, 2021. The cash proceeds were received subsequent to quarter end on October 1 and October 4, 2021.

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

Cumulative to date, the Company has sold 6,524,207 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.81, raising $142.3 million of gross proceeds. Net proceeds were $139.7 million after commissions to the sales agents on shares sold. As of September 30, 2021, the Company has $107.7 million available under the Equity ATM Program.

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of September 30, 2021.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$113	$113	$—	$—	$—
Credit Facility (1)	242,351	5,631	11,277	225,443	—
January 2026 Notes (2)	168,350	6,300	12,600	149,450	—
October 2026 Notes (2)	117,194	3,694	6,750	106,750	—
	$528,008	$15,738	$30,627	$481,643	$—

(1)Amounts include interest payments calculated at an average rate of 2.58% of outstanding Credit Facility borrowings, which were $215.0 million as of September 30, 2021.
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

At September 30, 2021 and March 31, 2021, we had a total of approximately $98.1 million and $45.4 million, respectively, in currently unfunded commitments (as discussed in Note 10 to the Consolidated Financial Statements). Included within the total unfunded commitments as of September 30, 2021 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2021, we had $3.7 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.2 million expire in April 2022, $3.1 million expire in May 2022 and $0.4 million expire in August 2022. As of September 30, 2021, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of September 30, 2021, the Company had cash and cash equivalents of $26.8 million and $116.7 million in available borrowings under the Credit Facility.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. A large portion of our portfolio is comprised of floating rate investments that utilize LIBOR or an alternative rate. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expenses will also be affected by changes in the published LIBOR rate in connection with our Credit Facility. The interest rates on the October 2026 Notes and the January 2026 Notes are fixed for the life of such debt. Once pooled, the interest rate on the SBA Debentures are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2021, we were not a party to any hedging arrangements.

As of September 30, 2021, approximately 95.6% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Based on interest rates as of September 30, 2021, a hypothetical 100 basis point increase in interest rates could decrease our net investment income by a maximum of $1.9 million, or $0.08 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could increase our net investment income by a maximum of $0.4 million, or $0.02 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of September 30, 2021.

During the three months ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company shall cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated.
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

4.4	Form of Global Note with respect to the 4.50% Notes due 2026 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on December 29, 2020).
4.5
Fourth Supplemental Indenture, dated as of August 27, 2021, relating to the 3.375% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 27, 2021)..

4.6	Form of Global Note with respect to the 3.375% Notes due 2026 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on August 27, 2021).
10.1
Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 9, 2021, among Capital Southwest Corporation, as Borrower, the lenders party hereto, ING Capital LLC, as Administrative Agent, Arranger and Bookrunner and Texas Capital Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on August 9, 2021)

10.2
Limited Consent and Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 10, 2021, by and among Capital Southwest Corporation, as Borrower, Capital Southwest Equity Investments, Inc., as Subsidiary Guarantor, the lenders party thereto, and ING Capital LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on September 10, 2021).

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

CAPITAL SOUTHWEST CORPORATION

November 2, 2021	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

November 2, 2021	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer