Form 10-Q
period 2021-12-31
CAPITAL SOUTHWEST CORP
filed 2022-02-01
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

23,925,703 shares of Common Stock, $0.25 value per share, as of January 28, 2022.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	December 31,	March 31,
	2021	2021
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $673,871 and $540,556, respectively)	$691,229	$546,028
Affiliate investments (Cost: $136,929 and $90,201, respectively)	127,947	85,246
Control investments (Cost: $76,000 and $72,800, respectively)	57,589	57,158
Total investments (Cost: $886,800 and $703,557, respectively)	876,765	688,432
Cash and cash equivalents	18,668	31,613
Receivables:
Dividends and interest	8,966	10,533
Escrow	1,344	1,150
Other	274	171
Income tax receivable	33	155
Debt issuance costs (net of accumulated amortization of $4,340 and $3,582, respectively)	4,271	2,246
Other assets	2,234	1,284
Total assets	$912,555	$735,584

Liabilities
SBA Debentures (Par value: $29,000 and $0, respectively)	$27,965	$—
October 2024 Notes (Par value: $0 and $125,000, respectively)	—	122,879
January 2026 Notes (Par value: $140,000 and $140,000, respectively)	138,630	138,425
October 2026 Notes (Par value: $150,000 and $0, respectively)	146,357	—
Credit facility	190,000	120,000
Other liabilities	13,392	11,655
Accrued restoration plan liability	2,853	2,979
Income tax payable	1,527	50
Deferred tax liability	4,494	3,345
Total liabilities	525,218	399,333

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 26,265,215 shares at December 31, 2021 and 23,344,836 shares at March 31, 2021	6,566	5,836
Additional paid-in capital	424,250	356,447
Total distributable (loss) earnings	(19,542)	(2,095)
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	387,337	336,251
Total liabilities and net assets	$912,555	$735,584
Net asset value per share (23,925,703 shares outstanding at December 31, 2021 and 21,005,324 shares outstanding at March 31, 2021)	$16.19	$16.01

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Investment income:
Interest income:
Non-control/Non-affiliate investments	$14,805	$11,306	$42,873	$31,010
Affiliate investments	2,116	1,774	4,774	5,715
Control investments	—	—	—	—
Payment-in-kind interest income:
Non-control/Non-affiliate investments	614	980	1,717	3,224
Affiliate investments	200	627	951	1,265
Control investments	—	—	—	—
Dividend income:
Non-control/Non-affiliate investments	—	1,235	1,570	1,589
Affiliate investments	9	—	9	—
Control investments	1,705	1,681	4,862	5,144
Fee income:
Non-control/Non-affiliate investments	2,591	1,394	4,005	2,817
Affiliate investments	267	40	413	107
Control investments	—	—	—	—
Other income	4	3	12	18
Total investment income	22,311	19,040	61,186	50,889
Operating expenses:
Compensation	3,353	2,444	7,083	6,125
Share-based compensation	849	771	2,848	2,236
Interest	4,655	4,528	15,015	13,253
Professional fees	607	538	1,956	1,691
General and administrative	1,010	787	2,968	2,339
Total operating expenses	10,474	9,068	29,870	25,644
Income before taxes	11,837	9,972	31,316	25,245
Federal income, excise and other taxes	68	195	283	587
Deferred taxes	(130)	1,260	365	1,003
Total income tax provision (benefit)	(62)	1,455	648	1,590
Net investment income	$11,899	$8,517	$30,668	$23,655
Realized gain (loss)
Non-control/Non-affiliate investments	$4,017	$(127)	$6,561	$(5,325)
Affiliate investments	140	—	140	(1,628)
Control investments	—	—	—	—
Income tax provision	(1,442)	—	(1,442)	—
Total net realized gain (loss) on investments, net of tax	2,715	(127)	5,259	(6,953)
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	3,165	5,593	12,558	16,417
Affiliate investments	(3,849)	245	(4,700)	(1,012)
Control investments	(2,049)	2,152	(2,769)	11,075
Income tax benefit (provision)	679	(719)	(783)	(1,968)
Total net unrealized (depreciation) appreciation on investments, net of tax	(2,054)	7,271	4,306	24,512
Net realized and unrealized gains on investments	661	7,144	9,565	17,559
Realized loss on extinguishment of debt	—	(262)	(17,087)	(548)
Net increase (decrease) in net assets from operations	$12,560	$15,399	$23,146	$40,666

Pre-tax net investment income per share - basic and diluted	$0.51	$0.52	$1.40	$1.36
Net investment income per share – basic and diluted	$0.51	$0.45	$1.37	$1.27
Net increase (decrease) in net assets from operations – basic and diluted	$0.54	$0.80	$1.03	$2.18
Weighted average shares outstanding – basic and diluted	23,432,522	19,134,824	22,393,935	18,629,463
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	2021	2020

Net assets, March 31	$336,251	$272,222
Operations:
Net investment income	9,043	6,819
Net realized (loss) gain on investments	(952)	(5,547)
Net unrealized appreciation (depreciation) on investments, net of tax	7,051	7,605
Net increase in net assets from operations	15,142	8,877
Dividends to shareholders ($0.53 and $0.51 per share, respectively)	(11,528)	(9,480)
Capital share transactions:
Change in restoration plan liability	9	9
Issuance of common stock	27,686	5,622
Share-based compensation expense	1,076	612
Common stock withheld for payroll taxes upon vesting of restricted stock	(541)	(3)
Increase in net assets	31,844	5,637
Net assets, June 30	$368,095	$277,859
Operations:
Net investment income	9,726	8,319
Net realized gain (loss) on investments, net of tax	3,496	(1,279)
Net unrealized appreciation (depreciation) on investments, net of tax	(691)	9,636
Realized loss on extinguishment of debt	(17,087)	(286)
Net (decrease) increase in net assets from operations	(4,556)	16,390
Dividends to shareholders ($0.54 and $0.51 per share, respectively)	(12,401)	(9,498)
Capital share transactions:
Change in pension plan funded status	9	9
Issuance of common stock	29,880	516
Share-based compensation expense	923	853
Common stock withheld for payroll taxes upon vesting of restricted stock	(5)	—
Increase in net assets	13,850	8,270
Net assets, September 30	$381,945	$286,129
Operations:
Net investment income	11,899	8,517
Net realized gain (loss) on investments, net of tax	2,715	(127)
Net unrealized (depreciation) appreciation on investments, net of tax	(2,054)	7,271
Realized losses on extinguishment of debt	—	(262)
Net increase in net assets from operations	12,560	15,399
Dividends to shareholders ($0.97 and $0.51 per share, respectively)	(22,917)	(10,044)
Capital share transactions:
Change in pension plan funded status	9	8
Issuance of common stock	15,754	20,623
Share-based compensation expense	849	771
Common stock withheld for payroll taxes upon vesting of restricted stock	(863)	(236)
Increase in net assets	5,392	26,521
Net assets, December 31	$387,337	$312,650

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net increase in net assets from operations	$23,146	$40,666
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(410,066)	(150,323)
Proceeds from sales and repayments of debt investments in portfolio companies	221,462	70,280
Proceeds from sales and return of capital of equity investments in portfolio companies	11,881	9,782
Payment of accreted original issue discounts	3,133	1,010
Payment of accrued payment-in-kind interest	2,064	—
Depreciation and amortization	1,628	1,478
Net pension benefit	(99)	(81)
Realized loss on extinguishment of debt	17,103	548
Realized (gain) loss on investments before income tax	(6,058)	6,967
Net unrealized appreciation on investments before income tax	(5,089)	(26,480)
Accretion of discounts on investments	(2,177)	(1,730)
Payment-in-kind interest	(3,550)	(5,207)
Share-based compensation expense	2,848	2,236
Deferred income taxes	1,149	3,146
Changes in other assets and liabilities:
Decrease (increase) in dividend and interest receivable	1,601	(357)
(Increase) decrease in escrow receivables	(159)	493
Decrease (increase) in tax receivable	121	(439)
(Increase) decrease in other receivables	(104)	9
Decrease in other assets	(1,152)	66
Increase in taxes payable	1,477	332
Increase in other liabilities	1,738	1,900
Net cash used in operating activities	(139,103)	(45,704)
Cash flows from financing activities
Proceeds from common stock offering	73,346	26,770
Borrowings under credit facility	295,000	147,000
Repayments of credit facility	(225,000)	(151,000)
Debt issuance costs paid	(3,445)	(325)
Proceeds from issuance of SBA Debentures	28,294	—
Proceeds from issuance of October 2024 Notes	—	49,000
Proceeds from issuance of October 2026 Notes	146,414	—
Partial redemption of December 2022 Notes	—	(40,000)
Redemption of October 2024 Notes	(125,000)	—
Payment for debt extinguishment costs	(15,196)	—
Dividends to shareholders	(46,847)	(29,022)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,408)	(239)
Net cash provided by financing activities	126,158	75,684
Net (decrease) increase in cash and cash equivalents	(12,945)	29,980
Cash and cash equivalents at beginning of period	31,613	13,744
Cash and cash equivalents at end of period	$18,668	$43,724
Supplemental cash flow disclosures:
Cash paid for income taxes	$150	$619
Cash paid for interest	13,744	10,149

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2021

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC NEW HOLDCO INC.	First Lien	Healthcare services	10.00%, 8.00% PIK	12/11/2020	6/25/2025	$8,482	$8,482	$8,143
	374,543 shares common stock		—	12/11/2020	—	—	1,785	1,785
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	2,198
							12,465	12,126
ACCELERATION PARTNERS, LLC[8,13]	First Lien	Media, marketing & entertainment	L+8.18% (Floor 1.00%)/Q, Current Coupon 9.18%	12/1/2020	12/1/2025	11,875	11,586	11,875
	1,000 Preferred Units[9]		—	12/1/2020	—	—	1,000	1,153
	1,000 Class A Common Units[9]		—	12/1/2020	—	—	—	—
							12,586	13,028
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.50%	12/13/2018	12/13/2023	8,010	7,934	7,890
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	11.00%	8/1/2017	2/1/2023	11,521	11,463	11,521
	Unsecured convertible note		6.00% PIK	7/15/2020	9/30/2024	173	173	232
	3.88% membership preferred interest		—	8/1/2017	—	—	2,500	3,053
							14,136	14,806
ALLOVER MEDIA, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+7.00% (Floor 1.00%)	3/10/2021	3/10/2026	—	(33)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	3/10/2021	3/10/2026	12,133	11,922	12,376
							11,889	12,376
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	4/10/2018	4/10/2025	16,888	16,770	16,888
	First Lien - Term Loan C10		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	12/21/2018	4/10/2025	1,804	1,784	1,804
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	2,752
							21,554	21,444

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2021

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	Revolving Loan[10,16]	Telecommunications	P+5.50%/Q, Current Coupon 8.75%	9/17/2021	12/7/2021	903	894	27
	First Lien[16]		P+5.50%/Q, Current Coupon 8.75%	9/21/2016	6/8/2023	4,899	4,858	147
							5,752	174
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.00% (Floor 1.00%)/M, Current Coupon 10.00%	7/29/2016	1/31/2022	16,634	16,624	16,634
ARBORWORKS, LLC	Revolving Loan[10]	Environmental services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/17/2021	11/9/2026	940	881	881
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/17/2021	11/9/2026	13,000	12,746	12,746
	100 Class A Units		—	11/17/2021	—	—	100	100
							13,727	13,727
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	2,042 Common Units[9]	Healthcare services	—	8/31/2018	—	—	750	514
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	3/9/2017	3/10/2023	10,286	10,266	10,286
	900,000 shares of common stock		—	3/9/2017	—	—	900	924
							11,166	11,210
BLASCHAK ANTHRACITE CORPORATION (FKA BLASCHAK COAL CORP.)	Second Lien- Term Loan[15]	Commodities & mining	L+11.00% (Floor 1.00%)/Q, 3.00% PIK, Current Coupon 15.00%	7/30/2018	7/30/2023	8,994	8,925	8,499
	Second Lien- Term Loan B15		L+5.50% (Floor 1.00%)/Q, 12.50% PIK, Current Coupon 19.00%	3/30/2020	7/30/2023	2,081	2,059	1,966
							10,984	10,465
BROAD SKY NETWORKS LLC[13]	1,131,579 Series A Preferred units[9]	Telecommunications	—	12/11/2020	—	—	1,131	1,131
CALIFORNIA PIZZA KITCHEN, INC.	48,423 shares of common stock	Restaurants	—	11/23/2020	—	—	1,317	2,276
CAMIN CARGO CONTROL, INC.	First Lien	Energy services (midstream)	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	6/2/2021	6/4/2026	5,970	5,916	5,916

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2021

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CITYVET, INC.[13]	Delayed Draw Term Loan[10]	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	3/5/2021	3/5/2026	10,500	10,135	10,500
	271,739 Class A units[9]		—	3/5/2021	—	—	500	1,026
							10,635	11,526
CRAFTY APES, LLC[8]	First Lien	Media, marketing & entertainment	L+6.44% (Floor 1.00%)/Q, Current Coupon 7.44%	6/9/2021	11/1/2024	10,000	9,915	10,000
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+9.25% (Floor 1.00%)/M, Current Coupon 10.25%	9/28/2016	8/26/2023	3,000	2,981	2,500
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	Transportation & logistics	L+8.00% (Floor 1.00%)/M, Current Coupon 9.00%	11/9/2021	8/26/2026	9,052	8,963	8,963
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	5/23/2023	—	(24)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	5/24/2018	5/23/2023	3,297	3,279	3,297
							3,255	3,297
FLIP ELECTRONICS, LLC[8,13]	First Lien	Technology products & components	L+7.94% (Floor 1.00%)/M, Current Coupon 8.94%	1/4/2021	1/2/2026	15,500	15,219	15,500
	2,000,000 Common Units[9,11]		—	1/4/2021	—	—	2,000	4,540
							17,219	20,040
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC[13]	First Lien	Food, agriculture & beverage	L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	6/1/2021	6/1/2026	5,000	4,910	5,000
	Delayed Draw Term Loan[10]		L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	6/1/2021	6/1/2026	2,030	1,968	2,030
	75,000 Class A Units[9]		—	6/1/2021	—	—	750	750
							7,628	7,780
GS OPERATING, LLC	First Lien	Distribution	L+6.50% (Floor 1.50%)/M, Current Coupon 8.00%	3/6/2020	2/24/2025	7,742	7,633	7,742
HYBRID APPAREL, LLC	Second Lien[15]	Consumer products & retail	L+8.25% (Floor 1.00%)/Q, Current Coupon 9.25%	6/30/2021	6/30/2026	15,750	15,460	15,419

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2021

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
INFOLINKS MEDIA BUYCO, LLC	First Lien	Media, marketing & entertainment	L+6.00% (Floor 1.00%)/M, Current Coupon 7.00%	11/1/2021	10/30/2026	7,750	7,599	7,599
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)	11/1/2021	10/30/2026	—	(21)	—
	1.68% LP interest[10]		—	10/29/2021	—	—	588	588
							8,166	8,187
ISI ENTERPRISES, LLC	Revolving Loan[10]	Software & IT services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/1/2021	10/1/2026	800	762	762
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/1/2021	10/1/2026	5,000	4,904	4,904
	1,000,000 Series A Preferred units		—	10/1/2021	—	—	1,000	1,000
							6,666	6,666
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.75% (Floor 1.00%)/M, Current Coupon 7.75%	2/28/2019	2/28/2024	6,704	6,669	6,704
KLEIN HERSH, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 0.75%)/S	11/13/2020	11/13/2025	—	(14)	—
	First Lien		L+7.00% (Floor 0.75%)/S, Current Coupon 7.75%	11/13/2020	11/13/2025	24,125	23,692	24,608
							23,678	24,608
KMS, INC.	First Lien[15]	Distribution	L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	10/4/2021	10/2/2026	15,960	15,806	15,960
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)	10/4/2021	10/2/2026	—	(43)	—
							15,763	15,960
LASH OPCO, LLC	Revolving Loan[10]	Consumer products & retail	L+7.00% (Floor 1.00%)	12/29/2021	9/18/2025	—	(11)	—
	First Lien		L+7.00% (Floor 1.00%)/M, Current Coupon 8.00%	12/29/2021	3/18/2026	6,500	6,354	6,354
	Delayed Draw Term Loan[10]		L+7.00% (Floor 1.00%)	12/29/2021	3/18/2026	—	(79)	—
							6,264	6,354

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2021

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%), 2.00% PIK/M, Current Coupon 11.50%	11/15/2017	11/15/2023	11,393	11,308	10,630
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%), 2.00% PIK/Q, Current Coupon 13.00%	7/24/2020	11/15/2023	2,481	2,453	2,337
	Unsecured convertible note[9]		25.00% PIK	12/21/2021	12/31/2024	88	88	82
	142,278.89 units of Class A common stock[9]		—	11/15/2017	—	—	1,600	376
							15,449	13,425
LLFLEX, LLC	First Lien[15]	Containers & packaging	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	8/16/2021	8/14/2026	10,973	10,740	10,698
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor 0.75%)/Q, Current Coupon 8.00%	3/15/2021	3/13/2026	1,038	1,006	1,017
	First Lien		L+7.25% (Floor 0.75%)/Q, Current Coupon 8.00%	3/15/2021	3/13/2026	8,052	7,913	7,891
							8,919	8,908
MERCURY ACQUISITION 2021, LLC (DBA TELE-TOWN HALL)[13]	First Lien	Telecommunications	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	12/6/2021	12/7/2026	12,500	12,253	12,253
	Second Lien		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.00%	12/6/2021	12/7/2026	3,300	3,235	3,235
	2,089,599 Series A units[9]		—	12/6/2021	—	—	—	1,384
							15,488	16,872
MUENSTER MILLING COMPANY, LLC	Revolving Loan[10]	Food, agriculture & beverage	L+7.25% (Floor 1.00%)	8/10/2021	8/10/2026	—	(92)	—
	First Lien		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	8/10/2021	8/10/2026	12,000	11,775	12,000
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)/Q	8/10/2021	8/10/2026	—	(55)	—
							11,628	12,000
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	Consumer services	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	12/23/2021	12/23/2026	11,250	11,026	11,026
	First Lien - Term Loan B		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/23/2021	12/23/2026	11,250	11,026	11,026
							22,052	22,052

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2021

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan[10]	Healthcare services	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	5/14/2021	5/14/2026	4,400	4,313	4,299
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	5/14/2021	5/14/2026	14,925	14,656	14,582
	Delayed Draw Term Loan[10]		L+8.00% (Floor 1.00%)	5/14/2021	5/14/2026	—	(87)	—
							18,882	18,881
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial services	L+6.25% (Floor 1.00%)	12/18/2019	12/18/2024	—	(4)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 7.25%	12/18/2019	12/18/2024	23,150	22,686	23,150
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)/Q	12/31/2020	12/18/2024	—	(49)	—
	2,000,000 Preferred Units[9,11]		—	12/18/2019	—	—	2,000	9,566
							24,633	32,716
NWN PARENT HOLDINGS, LLC	Revolving Loan[10]	Software & IT services	L+6.50% (Floor 1.00%)	5/7/2021	5/7/2026	420	389	415
	First Lien		L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	5/7/2021	5/7/2026	13,100	12,866	12,942
							13,255	13,357
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	12/8/2017	12/20/2025	10,500	10,044	10,416
ROOF OPCO, LLC	Revolving Loan[10]	Consumer services	L+6.00% (Floor 1.00%)	8/27/2021	8/27/2026	—	(57)	—
	First Lien		L+6.00% (Floor 1.00%)/Q, Current Coupon 7.00%	8/27/2021	8/27/2026	11,000	10,793	10,780
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)	8/27/2021	8/27/2026	—	(114)	—
							10,622	10,780
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	274	264	274
	First Lien		L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	7,003	6,935	7,003
							7,199	7,277

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2021

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SCRIP INC.[8]	First Lien	Healthcare products	L+9.49% (Floor 2.00%)/M, Current Coupon 11.49%	3/21/2019	3/21/2024	16,750	16,496	16,750
	100 shares of common stock		—	3/21/2019	—	—	1,000	1,264
							17,496	18,014
SHEARWATER RESEARCH, INC.[9]	Revolving Loan[10]	Consumer products & retail	L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(42)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 7.25%	4/30/2021	4/30/2026	13,828	13,583	13,565
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(28)	—
	1,200,000 Class A Preferred Units		—	4/30/2021	—	—	978	978
	40,000 Class A Common Units		—	4/30/2021	—	—	33	33
							14,524	14,576
SIB HOLDINGS, LLC[13]	Revolving Loan[10]	Business services	L+6.00% (Floor 1.00%)/M, Current Coupon 7.00%	10/29/2021	10/29/2026	47	36	37
	First Lien		L+6.00% (Floor 1.00%)/M, Current Coupon 7.00%	10/29/2021	10/29/2026	7,427	7,319	7,319
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)	10/29/2021	10/29/2026	—	(9)	—
	238,095.24 Common Units[9]		—	10/29/2021	—	—	500	500
							7,846	7,856
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	Specialty chemicals	L+6.25% (Floor 1.00%)	12/13/2021	12/11/2026	—	(38)	—
	First Lien		L+6.25% (Floor 1.00%)/M, Current Coupon 7.25%	12/13/2021	12/11/2026	18,065	17,706	17,706
							17,668	17,706
SPOTLIGHT AR, LLC[13]	Revolving Loan[10]	Business services	L+7.00% (Floor 1.00%)	12/8/2021	6/8/2026	—	(39)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	12/8/2021	6/8/2026	7,500	7,351	7,352
	750 Common Units[9]		—	12/8/2021	—	—	750	750
							8,062	8,102

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2021

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
STUDENT RESOURCE CENTER, LLC[13]	Revolving Loan[10]	Education	L+8.00% (Floor 1.00%)	6/25/2021	6/25/2026	—	(24)	—
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	6/25/2021	6/25/2026	19,500	19,139	19,500
	2,000 Preferred Units[9]		—	6/25/2021	—	—	2,000	2,304
							21,115	21,804
SYSTEC CORPORATION (DBA INSPIRE AUTOMATION)	Revolving Loan[10]	Business services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/13/2021	8/13/2025	650	614	637
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/13/2021	8/13/2025	9,000	8,834	8,820
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)	8/13/2021	8/13/2025	—	(27)	—
							9,421	9,457
THE PRODUCTO GROUP, LLC[13]	First Lien	Industrial products	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	12/31/2021	12/31/2026	13,770	13,495	13,495
	1,500,000 Class A units[9]		—	12/31/2021	—	—	1,500	1,500
							14,995	14,995
TRAFERA, LLC (FKA TRINITY 3, LLC)[13]	First Lien[15]	Technology products & components	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	9/30/2020	9/30/2025	9,900	9,783	9,860
	896.43 Class A units[9,11]		—	11/15/2019	—	—	1,205	2,724
							10,988	12,584
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	9/8/2026	11,643	11,472	11,539
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock	Media, marketing & entertainment	—	4/3/2019	—	—	1,874	6,520
VTX HOLDINGS, INC. (DBA VERTEX ONE)	1,597,707 Series A Preferred units	Software & IT services	—	7/23/2019	—	—	1,598	2,082
WALL STREET PREP, INC.	Revolving Loan[10]	Education	L+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(18)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	7/19/2021	7/20/2026	10,931	10,729	10,724
	1,000,000 Class A-1 Preferred Shares		—	7/19/2021	—	—	1,000	1,000
							11,711	11,724

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2021

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
WELL-FOAM, INC.	Revolving Loan[10]	Energy services (upstream)	L+8.50 (Floor 1.00%)/Q, Current Coupon 9.50%	9/9/2021	9/9/2026	1,000	913	1,000
	First Lien		L+8.50 (Floor 1.00%)/Q, Current Coupon 9.50%	9/9/2021	9/9/2026	17,955	17,613	17,955
							18,526	18,955
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/19/2021	11/19/2026	556	469	469
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/19/2021	11/19/2026	20,000	19,607	19,608
	Delayed Draw Term Loan[10]		L+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(43)	—
							20,033	20,077
ZENFOLIO INC.	Revolving Loan[10]	Business services	L+9.00% (Floor 1.00%)	7/17/2017	7/17/2023	—	(5)	—
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	18,962	18,810	18,393
							18,805	18,393
Total Non-control/Non-affiliate Investments (178.5% of net assets at fair value)							$673,871	$691,229

Affiliate Investments[6]
AIR CONDITIONING SPECIALIST, INC.[13]	Revolving Loan[10]	Consumer services	L+7.25% (Floor 1.00%)	11/9/2021	11/9/2026	$—	$(19)	$—
	First Lien		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	11/9/2021	11/9/2026	9,000	8,824	8,824
	500,000 Preferred Units[9]		—	11/9/2021	—	—	500	500
							9,305	9,324
CATBIRD NYC, LLC	Revolving Loan[10]	Consumer products & retail	L+7.25% (Floor 1.00%)	10/15/2021	10/15/2026	—	(77)	—
	First Lien		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	10/15/2021	10/15/2026	16,000	15,692	15,692
	1,000,000 Class A units		—	10/15/2021	—	—	1,000	1,000
	500,000 Class B units[10]		—	10/15/2021	—	—	500	500
							17,115	17,192

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2021

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CENTRAL MEDICAL SUPPLY LLC[13]	Revolving Loan[10]	Healthcare services	L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	300	280	278
	First Lien		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	7,500	7,391	6,953
	Delayed Draw Capex Term Loan[10]		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	100	80	93
	1,380,500 Preferred Units[9]		—	5/22/2020	—	—	976	408
							8,727	7,732
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	1,500	924
DELPHI BEHAVIORAL HEALTH GROUP, LLC	First Lien	Healthcare services	L+9.50% (Floor 1.00%)/S, Current Coupon 10.50%	4/8/2020	4/7/2023	1,501	1,501	1,366
	First Lien		L+9.00% (Floor 1.00%)/S, Current Coupon 10.00%	4/8/2020	4/7/2023	1,690	1,690	1,437
	Protective Advance		L+11.50% PIK (Floor 1.00%)/Q, Current Coupon 12.50%	8/31/2021	4/7/2023	73	73	62
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	2,460
							6,879	5,325
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+8.50% (Floor 1.00%)	7/17/2018	7/17/2023	—	(1)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	7/17/2018	7/17/2023	11,361	11,275	10,236
	Senior subordinated debt		25% PIK	12/4/2020	1/16/2024	611	611	611
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	1,274
							13,885	12,121
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	L+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(25)	—
	First Lien		L+9.50% (Floor 2.00%)/Q, Current Coupon 11.50%	11/1/2019	11/1/2024	11,500	11,375	9,775
	1,000 Class A units		—	11/1/2019	—	—	1,000	712
							12,350	10,487

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2021

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+8.50% (Floor 1.00%)	2/14/2018	2/14/2023	—	(18)	—
	First Lien - Term Loan		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	2/14/2018	2/14/2023	10,071	10,027	10,041
	First Lien - Term B Loan		L+10.50% (Floor 1.00%)/Q, Current Coupon 11.50%	6/5/2018	2/14/2023	5,036	5,003	5,061
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,884	2,597	2,884
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	114	114	114
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	3,604
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	3,476
							19,761	25,180
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)[13]	Revolving Loan[10]	Environmental services	7.50%	12/31/2021	12/31/2025	456	456	456
	First Lien		7.50%	12/31/2021	12/31/2025	5,208	5,208	5,208
	Second Lien[16]		10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	3,125
	208,333.3333 Series A Preferred units[9]		—	12/31/2021	—	—	—	—
	203,124.9999 Common units[9]		—	12/31/2021	—	—	—	—
							10,872	8,789
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	1,175	1,162	1,175
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	14,161	14,043	14,161
	16,084 Class A Units		—	11/9/2018	—	—	1,517	1,905
							16,722	17,241
SIMR, LLC	First Lien[16]	Healthcare services	L+17.00% (Floor 2.00%) PIK/M, Current Coupon 19.00%	9/7/2018	9/7/2023	13,340	13,206	10,672
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	—
	1,357,354.96 Class W Units		—	2/4/2021	—	—	—	—
							19,313	10,672

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2021

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SONOBI, INC.[13]	500,000 Class A Common Units[9]	Media, marketing, & entertainment	—	9/17/2020	—	—	500	2,960
Total Affiliate Investments (33.0% of net assets at fair value)							$136,929	$127,947

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$76,000	$57,589
Total Control Investments (14.9% of net assets at fair value)							$76,000	$57,589

TOTAL INVESTMENTS (226.4% of net assets at fair value)							$886,800	$876,765

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
3The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
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
5Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At December 31, 2021, approximately 78.8% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 178.5%.
6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At December 31, 2021, approximately 14.6% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 33.0%.
7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At December 31, 2021, approximately 6.6% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 14.9%.
8The investment is structured as a first lien last out term loan.

9Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2021, approximately 12.4% of the Company's assets are non-qualifying assets.
10The investment has an unfunded commitment as of December 31, 2021. Refer to Note 10 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of December 31, 2021, the cumulative gross unrealized appreciation for U.S. federal income tax purposes is approximately $52.7 million; cumulative gross unrealized depreciation for federal income tax purposes is $50.5 million. Cumulative net unrealized appreciation is $2.2 million, based on a tax cost of $806.3 million.
13Investment is held through a wholly-owned taxable subsidiary.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which as of December 31, 2021 represented 226.4% of the Company's net assets or 96.1% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Investment is on non-accrual status as of December 31, 2021, meaning the Company has ceased to recognize interest income on the investment.
17Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
18Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of December 31, 2021 is included in Note 13. Significant Subsidiaries.
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

CSWC has a direct wholly-owned subsidiary that has been elected to be a taxable entity (the “Taxable Subsidiary”). The primary purpose of the Taxable Subsidiary is to permit CSWC to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities), and still allow us to satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary is taxed at normal corporate tax rates based on its taxable income.

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. Our core business is to target senior debt investments and equity investments in lower middle market (“LMM”) companies. We also opportunistically target first and second lien loans in upper middle market (“UMM”) companies. Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) generally between $3.0 million and $20.0 million, and our LMM investments generally range in size from $5.0 million to $30.0 million. Our UMM investments generally include first and second lien loans in companies with EBITDA generally greater than $20.0 million and typically range in size from $5.0 million to $15.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and nine months ended December 31, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2021 and 2020. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our total assets in qualifying assets. As of December 31, 2021, the Company has 87.6% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended December 31, 2021, we satisfied all RIC requirements and have 7.3% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2021 and March 31, 2021, cash balances totaling $17.4 million and $30.4 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2021, we had three investments on non-accrual status, which represent approximately 1.6% of our total investment portfolio's fair value and approximately 2.7% of its cost. As of March 31, 2021, we did not have any investments on non-accrual status.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three and nine months ended December 31, 2021, approximately 3.4% and 3.6%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three and nine months ended December 31, 2020, approximately 3.5% and 3.4%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of December 31, 2021 and March 31, 2021, we have not written off any accrued and uncollected PIK interest from prior periods. For the three and nine months ended December 31, 2021, we had two investments for which we stopped accruing PIK interest. For the three months ended December 31, 2020, we had one investment for which we stopped accruing PIK interest. For the nine months ended December 31, 2020, we had two investments for which we stopped accruing PIK interest. For the three and nine months ended December 31, 2021, approximately 3.6% and 4.4%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income. For the three and nine months ended December 31, 2020, approximately 8.4% and 8.8%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

Fee Income Fee income, generally collected in advance, includes fees for administration and valuation services rendered by the Company. These fees are typically charged annually and are amortized into income over the year. The Company recognizes nonrecurring fees, including prepayment penalties, waiver fees and amendment fees, as fee income when earned. In addition, the Company may also be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility, its unsecured notes (as discussed further in Note 5) and the debentures guaranteed by the SBA (the "SBA Debentures"). The costs in connection with the credit facility have been capitalized and are amortized into interest expense over the term of the credit facility. The costs in connection with the unsecured notes and the SBA Debentures are a direct deduction from the related debt liability and amortized into interest expense over the term of the December 2022 Notes (as defined below), the October 2024 Notes (as defined below), the January 2026 Notes (as defined below), the October 2026 Notes (as defined below) and the SBA Debentures.

Deferred Offering Costs Deferred offering costs include registration expenses related to a shelf registration statement and expenses related to the "at-the-market" ("ATM") program through which we can sell, from time to time, shares of our common stock (the "Equity ATM Program"). These expenses consist primarily of SEC registration fees, legal fees and accounting fees incurred related thereto. These expenses are included in other assets on the Consolidated Statements of Assets and Liabilities. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or debt issuance costs, respectively. If there are any deferred offering costs remaining at the expiration of the shelf registration statement, these deferred costs are charged to expense.

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

CSMC, a former wholly-owned subsidiary of CSWC, was not a RIC and was required to pay taxes at the corporate rate of 21%. Effective December 31, 2020, CSMC merged with and into CSWC and, as a result, the calendar year ended December 31, 2020 was the last year in which the Company incurred a tax provision or benefit related to CSMC. For tax purposes, CSMC had elected to be treated as a taxable entity, and therefore CSMC was not consolidated for tax purposes and was taxed at normal corporate tax rates based on taxable income and, as a result of its activities, may generate an income tax provision or benefit. The taxable income, or loss, of CSMC may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

The Taxable Subsidiary, a wholly-owned subsidiary of CSWC, is not a RIC and is required to pay taxes at the corporate rate of 21%. For tax purposes, the Taxable Subsidiary has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on taxable income and, as a result of its activities, may generate income tax provision or benefit. The taxable income, or loss, of the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three and nine months ended December 31, 2021 and 2020.

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

The right to grant restricted stock awards under the 2010 Plan terminated on July 18, 2021, ten years after the date that the 2010 Restricted Stock Award Plan (the “2010 Plan”) was approved by the Company’s shareholders pursuant to its terms. In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the "2021 Employee Plan") as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. In connection therewith, on July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, on March 29, 2021, we filed an application with the SEC seeking the same relief in the Order (the "Superseding Order") to cover both the Company's employees and non-employee directors of the Board of Directors. There can be no assurance if and when the Company will receive the Superseding Order. The terms of the Superseding Order, if received, are expected to be substantially similar to the Order. The Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Plan will also be subject to shareholder approval upon receipt of the Superseding Order.

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

In November 2020, the SEC issued a final rule that modernized and simplifies Management's Discussion and Analysis and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance will be required for the registrants' fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company does not believe that the Amendments will have a material impact on its consolidated financial statements or its disclosures.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2021 and March 31, 2021:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2021:
First lien loans[1,2]	$679,184	77.5%	175.3%	$685,807	77.3%
Second lien loans[2]	53,051	6.0	13.7	55,847	6.3
Subordinated debt[3]	12,446	1.4	3.2	12,335	1.4
Preferred equity	37,390	4.3	9.7	22,363	2.5
Common equity & warrants	37,105	4.2	9.6	34,448	3.9
I-45 SLF LLC[4]	57,589	6.6	14.9	76,000	8.6
	$876,765	100.0%	226.4%	$886,800	100.0%

March 31, 2021:
First lien loans[1,2]	$524,161	76.1%	155.9%	$530,366	75.4%
Second lien loans[2]	36,919	5.4	11.0	40,198	5.7
Subordinated debt[3]	11,534	1.7	3.4	11,588	1.6
Preferred equity	22,608	3.3	6.7	15,378	2.2
Common equity & warrants	36,052	5.2	10.7	33,227	4.7
I-45 SLF LLC[4]	57,158	8.3	17.0	72,800	10.4
	$688,432	100.0%	204.7%	$703,557	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of December 31, 2021 and March 31, 2021, the fair value of the first lien last out loans are $54.1 million and $85.6 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of December 31, 2021 and March 31, 2021, the fair value of the split lien term loans included in first lien loans is $36.5 million and $25.9 million, respectively. As of December 31, 2021 and March 31, 2021, the fair value of the split lien term loans included in second lien loans is $33.8 million and $19.1 million, respectively.
3Included in subordinated debt are unsecured convertible notes with a fair value of $0.3 million and $0.2 million as of December 31, 2021 and March 31, 2021, respectively.
4I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2021 and March 31, 2021:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2021:
Business Services	$120,862	13.8%	31.2%	$122,194	13.8%
Healthcare Services	84,016	9.6	21.7	94,372	10.6
Consumer Products & Retail	75,625	8.6	19.5	74,699	8.4
I-45 SLF LLC[1]	57,589	6.6	14.9	76,000	8.6
Media, Marketing & Entertainment	53,071	6.1	13.7	44,930	5.1
Distribution	51,546	5.9	13.3	51,186	5.8
Consumer Services	42,156	4.8	10.9	41,979	4.7
Food, Agriculture & Beverage	41,224	4.7	10.6	40,809	4.6
Financial Services	39,420	4.5	10.2	31,301	3.5
Transportation & Logistics	34,142	3.9	8.8	28,724	3.2
Education	33,527	3.8	8.7	32,826	3.7
Technology Products & Components	32,624	3.7	8.4	28,207	3.2
Healthcare Products	31,439	3.6	8.1	32,945	3.7
Software & IT Services	25,926	3.0	6.7	27,202	3.1
Environmental Services	22,516	2.6	5.8	24,600	2.8
Energy Services (Upstream)	18,955	2.1	4.9	18,526	2.1
Telecommunications	18,178	2.0	4.7	22,371	2.5
Specialty Chemicals	17,706	2.0	4.6	17,668	2.0
Industrial Products	14,995	1.7	3.9	14,995	1.7
Energy Services (Midstream)	13,806	1.6	3.6	13,850	1.6
Industrial Services	11,539	1.3	3.0	11,472	1.3
Containers & Packaging	10,698	1.2	2.8	10,740	1.2
Commodities & Mining	10,466	1.2	2.7	10,985	1.2
Aerospace & Defense	6,666	0.8	1.7	6,666	0.8
Restaurants	5,573	0.6	1.4	4,571	0.5
Paper & Forest Products	2,500	0.3	0.6	2,982	0.3
	$876,765	100.0%	226.4%	$886,800	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2021:
Business Services	$87,839	12.8%	26.1%	$89,758	12.8%
Media, Marketing, & Entertainment	80,876	11.7	24.1	75,447	10.7
Healthcare Services	72,411	10.5	21.5	81,509	11.6
I-45 SLF LLC[1]	57,158	8.3	17.0	72,800	10.3
Distribution	53,160	7.7	15.8	52,819	7.5
Software & IT Services	46,696	6.8	13.9	45,683	6.5
Industrial Services	39,071	5.7	11.6	39,424	5.6
Healthcare Products	33,937	4.9	10.1	32,785	4.7
Financial Services	33,861	4.9	10.1	28,283	4.0
Technology Products & Components	30,716	4.5	9.1	28,220	4.0
Consumer Products & Retail	29,980	4.4	8.9	29,927	4.2
Transportation & Logistics	23,395	3.4	7.0	19,383	2.8
Food, Agriculture & Beverage	21,575	3.1	6.4	21,641	3.1
Telecommunications	19,572	2.8	5.8	24,350	3.5
Environmental Services	12,021	1.7	3.6	14,510	2.1
Commodities & Mining	10,138	1.5	3.0	10,603	1.5
Aerospace & Defense	9,668	1.4	2.9	9,459	1.3
Energy Services (Midstream)	8,975	1.3	2.7	9,319	1.3
Specialty Chemicals	7,841	1.1	2.3	7,841	1.1
Restaurants	6,542	1.1	1.9	6,822	1.0
Paper & Forest Products	3,000	0.4	0.9	2,974	0.4
	$688,432	100.0%	204.7%	$703,557	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of December 31, 2021 and March 31, 2021:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2021:
Northeast	$217,063	24.8%	56.0%	$216,521	24.4%
Southwest	199,005	22.7	51.4	198,571	22.4
West	153,847	17.5	39.7	145,140	16.4
Midwest	142,269	16.2	36.7	139,267	15.7
Southeast	92,415	10.5	23.9	96,777	10.9
I-45 SLF LLC[1]	57,589	6.6	14.9	76,000	8.6
International	14,577	1.7	3.8	14,524	1.6
	$876,765	100.0%	226.4%	$886,800	100.0%

March 31, 2021:
Southwest	$196,956	28.6%	58.6%	$200,091	28.4%
Northeast	153,761	22.3	45.7	150,595	21.4
Southeast	120,168	17.5	35.7	125,317	17.8
West	90,910	13.2	27.0	87,363	12.5
Midwest	69,479	10.1	20.7	67,391	9.6
I-45 SLF LLC[1]	57,158	8.3	17.0	72,800	10.3
	$688,432	100.0%	204.7%	$703,557	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

4.    FAIR VALUE MEASUREMENTS

Investment Valuation Process

The valuation process is led by the finance department in conjunction with the investment team. The process includes a quarterly review of each investment by our executive officers and investment team. Valuations of each portfolio security are prepared quarterly by the finance department using updated financial and other operational information collected by the investment team. Each investment valuation is then subject to review by the executive officers and investment team. In conjunction with the internal valuation process, we have also engaged multiple independent consulting firms specializing in financial due diligence, valuation, and business advisory services to provide third-party valuation reviews of certain investments. The third-party valuation firms provide a range of values for selected investments, which is presented to CSWC’s executive officers and then subsequently to the Board of Directors.

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
As of December 31, 2021 and March 31, 2021, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value ("NAV") in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2021 and March 31, 2021 (in thousands):

		Fair Value Measurements
		at December 31, 2021 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$679,184	$—	$—	$679,184
Second lien loans	53,051	—	—	53,051
Subordinated debt	12,446	—	—	12,446
Preferred equity	37,390	—	—	37,390
Common equity & warrants	37,105	—	—	37,105
Investments measured at net asset value[1]	57,589	—	—	—
Total Investments	$876,765	$—	$—	$819,176

		Fair Value Measurements
		at March 31, 2021 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$524,161	$—	$—	$524,161
Second lien loans	36,919	—	—	36,919
Subordinated debt	11,534	—	—	11,534
Preferred equity	22,608	—	—	22,608
Common equity & warrants	36,052	—	—	36,052
Investments measured at net asset value[1]	57,158	—	—	—
Total Investments	$688,432	$—	$—	$631,274

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at December 31, 2021 and March 31, 2021, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at December 31, 2021 and March 31, 2021. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	December 31, 2021	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$471,888	Discount Rate	6.5% - 40.4%	10.7%
			Third Party Broker Quote	3.0 - 96.0	94.1
	Market Approach	207,296	Cost	78.3 - 99.0	98.0
			Exit Value	100.0 - 102.0	101.8
Second lien loans	Income Approach	49,816	Discount Rate	10.8% - 27.8%	15.1%
			Third Party Broker Quote	83.3 - 99.2	96.1
	Market Approach	3,235	Cost	98.0 - 98.0	98.0
Subordinated debt	Income Approach	12,214	Discount Rate	11.0% - 26.5%	11.8%
	Enterprise Value Waterfall Approach	232	EBITDA Multiple	8.5x - 8.5x	8.5x
			Discount Rate	20.1% - 20.1%	20.1%
Preferred equity	Enterprise Value Waterfall Approach	34,290	EBITDA Multiple	6.7x - 14.3x	10.7x
			Discount Rate	12.5% - 30.1%	18.1%
	Market Approach	3,100	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	31,491	EBITDA Multiple	6.3x - 13.1x	9.0x
			Discount Rate	12.4% - 31.8%	18%
	Market Approach	3,338	Cost	100.0 - 100.0	100.0
	Income Approach	2,276	Third Party Broker Quote	47.0 - 47.0	47.0
Total Level 3 Investments		$819,176

		Fair Value at	Significant
	Valuation	March 31, 2021	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$465,712	Discount Rate	6.3% - 28.8%	10.9%
			Third Party Broker Quote	53.1 - 99.9	87.9
	Market Approach	58,449	Cost	93.9 - 98.0	97.6
			Exit Value	100.0 - 101.0	100.2
Second lien loans	Income Approach	36,864	Discount Rate	9.9% - 17.6%	14.4%
			Third Party Broker Quote	96.5 - 97.8	96.6
	Market Approach	55	Exit Value	2.4	2.4
Subordinated debt	Income Approach	11,534	Discount Rate	6.2% - 29.3%	13.4%
Preferred equity	Enterprise Value Waterfall Approach	22,608	EBITDA Multiple	6.9x - 10.8x	8.9x
			Discount Rate	12.7% - 22.4%	19.3%
Common equity & warrants	Enterprise Value Waterfall Approach	34,013	EBITDA Multiple	5.6x - 11.5x	8.1x
			Discount Rate	12.9% - 29.8%	20%
	Market Approach	2,039	Cost	100.0	100.0
			Exit Value	284.4	284.4
Total Level 3 Investments		$631,274

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three and nine months ended December 31, 2021 and 2020, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2021 and 2020 (in thousands):

	Fair Value March 31, 2021	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value December 31, 2021	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$524,161	$(998)	$378,164	$(219,454)	$1,994	$—	$(4,683)	$679,184	$(2,515)
Second lien loans	36,919	(1,791)	18,841	(7,152)	1,079	(53)	5,208	53,051	(2,165)
Subordinated debt	11,534	165	270	—	477	—	—	12,446	165
Preferred equity	22,608	7,796	7,511	—	—	—	(525)	37,390	7,271
Common equity & warrants	36,052	8,677	4,257	—	—	(11,881)	—	37,105	4,042
Total Investments	$631,274	$13,849	$409,043	$(226,606)	$3,550	$(11,934)	$—	$819,176	$6,798

	Fair Value March 31, 2020	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value December 31, 2020	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$427,447	$(572)	$132,279	$(71,102)	$3,880	$—	$(9,692)	$482,240	$(987)
Second lien loans	37,139	(758)	143	(188)	642	—	778	37,756	(758)
Subordinated debt	9,747	141	534	—	685	—	—	11,107	141
Preferred equity	16,624	7,485	3,915	—	—	(7,614)	—	20,410	2,971
Common equity & warrants	22,355	2,143	2,381	—	—	(2,168)	8,914	33,625	1,731
Total Investments	$513,312	$8,439	$139,252	$(71,290)	$5,207	$(9,782)	$—	$585,138	$3,098

1Includes purchases of new investments, as well as discount accretion on existing investments.

5.    BORROWINGS

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of December 31, 2021, the Company’s asset coverage was 187%.

The Company had the following borrowings outstanding as of December 31, 2021 and March 31, 2021 (amounts in thousands):

December 31, 2021	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium	Recorded Value
SBA Debentures	$29,000	$(1,035)	$27,965
Credit Facility	190,000	—	190,000
January 2026 Notes	140,000	(1,370)	138,630
October 2026 Notes	150,000	(3,643)	146,357
	$509,000	$(6,048)	$502,952

March 31, 2021
Credit Facility	$120,000	$—	$120,000
October 2024 Notes	125,000	(2,121)	122,879
January 2026 Notes	140,000	(1,575)	138,425
	$385,000	$(3,696)	$381,304

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of December 31, 2021, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At December 31, 2021, CSWC had $190.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.6 million and $4.5 million for the three and nine months ended December 31, 2021, respectively. For the three and nine months ended December 31, 2020, CSWC recognized interest expense of $1.8 million and $5.3 million, respectively. The weighted average interest rate on the Credit Facility was 2.37% and 2.52%, respectively, for the three and nine months ended December 31, 2021. For the three and nine months ended December 31, 2020, the weighted average interest rate on the Credit Facility was 2.91% and 3.13%, respectively. Average borrowings for the three and nine months ended December 31, 2021 were $200.2 million and $165.8 million, respectively. For the three and nine months ended December 31, 2020, average borrowings were $184.1 million and $129.5 million, respectively. As of December 31, 2021, CSWC was in compliance with all financial covenants under the Credit Facility.

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

The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $0.9 million and $3.4 million for the three and nine months ended December 31, 2020, respectively. Average borrowings for the three and nine months ended December 31, 2020 were $52.4 million and $68.7 million, respectively. The December 2022 Notes had a weighted average effective yield of 5.93%.

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

The Company did not recognize any interest expense related to the October 2024 Notes for the three months ended December 31, 2021. The Company recognized interest expense, including amortization of deferred issuance costs, of $3.6 million for the nine months ended December 31, 2021. For the three and nine months ended December 31, 2020, the Company recognized interest expense of $1.8 million and $4.4 million, respectively. From April 1, 2021 through September 24, 2021 (the redemption date of the October 2024 Notes), average borrowings were $125.0 million. For the three and nine months ended December 31, 2020, average borrowings were $125.0 million and $100.8 million, respectively. The October 2024 Notes had a weighted average effective yield of 5.375%.

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "Existing January 2026 Notes"). The Existing January 2026 Notes were issued at par. In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes (the "Additional January 2026 Notes" together with the Existing January 2026 Notes, the "January 2026 Notes"). The Additional January 2026 Notes were issued at a price of 102.11% of the aggregate principal amount of the Additional January 2026 Notes, resulting in a yield-to-maturity of approximately 4.0% at issuance. The Additional January 2026 Notes are treated as a single series with the Existing January 2026 Notes under the indenture and had the same terms as the Existing January 2026 Notes. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year, beginning on July 31, 2021. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility and the SBA Debentures.

As of December 31, 2021, the carrying amount of the January 2026 Notes was $138.6 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of December 31, 2021, the fair value of the January 2026 Notes was $137.5 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.6 million and $5.0 million for the three and nine months ended December 31, 2021, respectively. For both the three and nine months ended December 31, 2020, the Company recognized interest expense of $0.1 million. For both the three and nine months ended December 31, 2021, average borrowings were $140.0 million. Since the issuance of the January 2026 Notes on December 29, 2020 through December 31, 2020, average borrowings were $75.0 million.

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

October 2026 Notes

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "Existing October 2026 Notes"). The Existing October 2026 Notes were issued at a price of 99.418% of the aggregate principal amount of the Existing October 2026 Notes, resulting in a yield-to-maturity of 3.5%. In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes (the "Additional October 2026 Notes" together with the Existing October 2026 Notes, the "October 2026 Notes"). The Additional October 2026 Notes were issued at a price of 99.993% of the aggregate principal amount, resulting in a yield-to-maturity of approximately 3.375% at issuance. The Additional October 2026 Notes are treated as a single series with the Existing October 2026 Notes under the indenture and had the same terms as the Existing October 2026 Notes. The October 2026 Notes mature on October 1, 2026 and may be redeemed in whole or in part at any time prior to July 1, 2026, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes bear interest at a rate of 3.375% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The October 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility and the SBA Debentures.

As of December 31, 2021, the carrying amount of the October 2026 Notes was $146.4 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of December 31, 2021, the fair value of the October 2026 Notes was $147.2 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $1.3 million and $1.7 million for the three and nine ended December 31, 2021, respectively. For the three months ended December 31, 2021, average borrowings were $128.8 million. Since the issuance of the October 2026 Notes on August 27, 2021 through December 31, 2021, average borrowings were $120.9 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. As of December 31, 2021, SBIC I had regulatory capital of $40.0 million and approved and unused SBA Debenture commitments of $11.0 million. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of December 31, 2021, the carrying amount of SBA Debentures was $28.0 million on an aggregate principal amount of $29.0 million. As of December 31, 2021, the fair value of the SBA Debentures was $28.9 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC Topic 820. The Company recognized interest expense and related fees related to SBA Debentures of $0.1 million and $0.2 million for the three and nine months ended December 31, 2021, respectively. The weighted average interest rate on the SBA Debentures was 1.43% and 1.24%, respectively, for the three and nine months ended December 31, 2021. For the three and nine months ended December 31, 2021, average borrowings were $21.0 million and $10.1 million, respectively.

As of December 31, 2021, the Company's issued and outstanding SBA Debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	December 31, 2021
9/22/2021	9/1/2031	1.575%	$15,000
(2)	(2)	(2)	14,000
			$29,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $14.0 million in SBA Debentures that will pool in March 2022. Until the pooling date, the SBA Debentures bear interest at a fixed rate and an interim interest rate of 0.91%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

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

As of December 31, 2021, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

Book and tax basis differences relating to dividends and distributions to our shareholders and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP; accordingly, for the nine months ended December 31, 2021 and 2020, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Nine Months Ended December 31,
	2021	2020
Additional capital	$(6,255)	$(1,341)
Total distributable earnings	6,255	1,341

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the quarter ended March 31, 2021, CSWC declared total dividends of $10.9 million, or $0.52 per share ($0.42 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended June 30, 2021, CSWC declared total dividends of $11.5 million, or $0.53 per share ($0.43 per share in regular dividends and $0.10 in supplemental dividends). During the quarter ended September 30, 2021, CSWC declared total dividends of $12.4 million, or $0.54 per share ($0.44 per share in regular dividends and $0.10 in supplemental dividends). For the quarter ended December 31, 2021, CSWC declared total dividends of $22.9 million, or $0.97 per share ($0.47 per share in regular dividends and $0.50 in supplemental dividends).

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

The tax character of distributions paid for the years ended December 31, 2021 and 2020 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2021	2020
Ordinary income	$56,633	$37,517
Distributions of long term capital gains	—	—
Distributions on tax basis	$56,633	$37,517

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
Reconciliation of RIC Distributable Income[1]	2021	2020
Net increase in net assets from operations	$23,146	$40,666
Net unrealized appreciation on investments	(4,306)	(24,512)
Income/gain (expense/loss) recognized for tax on pass-through entities	1,558	(8,937)
Loss recognized on dispositions	329	2,206
Capital loss carryover[2]	308	14,227
Net operating income - wholly-owned subsidiaries	(9,186)	577
Non-deductible tax expense	191	587
Loss on extinguishment of debt	12,950	—
Non-deductible compensation	2,688	—
Compensation related book/tax differences	2,542	—
Other book/tax differences	3,518	(320)
Estimated distributable income before deductions for distributions	$33,738	$24,494

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At December 31, 2021, the Company had long-term capital loss carryforwards of $18.4 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.
A RIC may elect to retain all or a portion of its net capital gains by designating them as a “deemed distribution” to its shareholders and paying a federal tax on the net capital gains for the benefit of its shareholders. Shareholders then report their share of the retained capital gains on their income tax returns as if it had been received and report a tax credit for tax paid on their behalf by the RIC. Shareholders then add the amount of the “deemed distribution” net of such tax to the basis of their shares. For the tax years ended December 31, 2021 and 2020, we distributed all long-term capital gains and therefore had no deemed distributions to our shareholders or federal taxes incurred related to such items.

In addition, the Taxable Subsidiary holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that our income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate an income tax provision as a result of their ownership of the portfolio companies. The income tax provision, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations.

As of December 31, 2021, the cost of investments held at the RIC for U.S. federal income tax purposes was $786.2 million, with such investments having gross unrealized appreciation of $29.8 million and gross unrealized depreciation of $48.4 million, resulting in net unrealized depreciation of $18.6 million. As of December 31, 2021, the cost of investments held at the Taxable Subsidiary for U.S. federal income tax purposes was $20.1 million, with such investments having gross unrealized appreciation of $22.9 million and gross unrealized depreciation of $2.1 million, resulting in net unrealized appreciation of $20.8 million. On a consolidated basis, the total investment portfolio has net unrealized appreciation of $2.2 million for U.S. federal income tax purposes.

CSMC, a former wholly-owned subsidiary of CSWC, was not a RIC, and was required to pay taxes at the current corporate rate. Effective December 31, 2020, CSMC merged with and into CSWC, which is not subject to corporate federal income taxes. For tax purposes, CSMC had elected to be treated as a taxable entity, and therefore was not consolidated for tax purposes and was taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate an income tax provision or benefit. The Taxable Subsidiary is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, the Taxable Subsidiary has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate an income tax provision or benefit.

The taxable income, or loss, of CSMC and the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC recorded deferred taxes related to the changes in the restoration plan and bonus accruals on a quarterly basis. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of December 31, 2021 and March 31, 2021, the Taxable Subsidiary had a deferred tax liability of $4.5 million and $3.3 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of December 31, 2021 and March 31, 2021 (amounts in thousands):

	December 31, 2021	March 31, 2021
Deferred tax asset:
Net operating loss carryforwards	$—	$224
Interest	184	173
Total deferred tax asset	184	397
Deferred tax liabilities:
Net unrealized appreciation on investments	(3,714)	(2,931)
Net basis differences in portfolio investments	(964)	(811)
Total deferred tax liabilities	(4,678)	(3,742)
Total net deferred tax assets (liabilities)	$(4,494)	$(3,345)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended December 31, 2021, we recognized net income tax benefit of $0.1 million, principally consisting of a $0.1 million accrual for U.S. federal excise tax and $0.2 million of tax benefit relating to the Taxable Subsidiary. For the nine months ended December 31, 2021, we recognized a net income tax provision of $0.6 million, principally consisting of a $0.2 million accrual for U.S. federal excise tax and a $0.4 million tax provision relating to the Taxable Subsidiary. For both the three and nine months ended December 31, 2021, we recognized an income tax provision of $1.4 million relating to realized gains on investments held in the Taxable Subsidiary. For the three months ended December 31, 2020, we recognized a net income tax provision of $1.5 million, principally consisting of a deferred expense for U.S. federal income taxes of $1.3 million (all of which is related to the write off of the deferred tax asset at CSMC) and a $0.2 million accrual for U.S. federal excise tax on our estimated undistributed taxable income. For the nine months ended December 31, 2020, we recognized a net income tax provision of $1.6 million, principally consisting of a deferred expense for U.S. federal income taxes of $1.3 million (all of which is related to the write off of the deferred tax asset at CSMC), a $0.6 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and $0.3 million of tax benefit relating to the Taxable Subsidiary.

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

The following table sets forth the significant components of income tax provision as of December 31, 2021 and 2020 (amounts in thousands):

	Nine Months Ended December 31,
Components of Income Tax Provision	2021	2020
162(m) limitation	$—	$92
Excise tax	191	587
Write-off of deferred tax asset	—	1,389
Tax provision (benefit) related to Taxable Subsidiary	1,899	(325)
Compensation benefits	—	(155)
Other	—	2
Total income tax provision	$2,090	$1,590

7.    SHAREHOLDERS' EQUITY

The right to grant restricted stock awards under the Capital Southwest Corporation Restricted Stock Award Plan ( the "2010 Plan") terminated on July 18, 2021, ten years after the date that the 2010 Plan was approved by the Company’s shareholders pursuant to its terms. In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the "2021 Employee Plan") as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. In connection therewith, on July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan.

In addition, on March 29, 2021, we filed an application with the SEC seeking the same relief in the Order (the "Superseding Order") to cover both the Company's employees and non-employee directors of the Board of Directors. There can be no assurance if and when the Company will receive the Superseding Order. The terms of the Superseding Order, if received, are expected to be substantially similar to the Order. The Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Plan will also be subject to shareholder approval upon receipt of the Superseding Order. The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Three Months Ended December 31,
	2021	2020
Number of shares repurchased	31,492	15,105
Aggregate cost of shares repurchased (in thousands)	$862	$236
Weighted average price per share	$27.38	$15.63

	Nine Months Ended December 31,
	2021	2020
Number of shares repurchased	52,124	15,309
Aggregate cost of shares repurchased (in thousands)	$1,408	$239
Weighted average price per share	$27.01	$15.62

On March 4, 2019, the Company established an "at-the-market" offering (the "Equity ATM Program"), pursuant to which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50,000,000. On February 4, 2020, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $100,000,000 from $50,000,000 and (ii) added two additional sales agents to the Equity ATM Program. On May 26, 2021, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $250,000,000 from $100,000,000 and (ii) reduced the commission paid to the sales agents for the Equity ATM Program to 1.5% from 2.0% of the gross sales price of shares of the Company's common stock sold through the sales agents pursuant to the Equity ATM Program on and after May 26, 2021.

During the three months ended December 31, 2021, the Company sold 616,156 shares of its common stock under the Equity ATM Program at a weighted-average price of $25.97 per share, raising $16.0 million of gross proceeds. Net proceeds were $15.8 million after commissions to the sales agents on shares sold. During the nine months ended December 31, 2021, the Company sold 2,834,734 shares of its common stock under the Equity ATM Program at a weighted-average price of $26.27 per share, raising $74.5 million of gross proceeds. Net proceeds were $73.3 million after commissions to the sales agents on shares sold.

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

Cumulative to date, the Company has sold 7,140,363 shares of its common stock under the Equity ATM Program at a weighted-average price of $22.17, raising $158.3 million of gross proceeds. Net proceeds were $155.5 million after commissions to the sales agents on shares sold. As of December 31, 2021, the Company has $91.7 million available under the Equity ATM Program.

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

In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of December 31, 2021, there are 1,200,000 shares of common stock available for issuance under the 2021 Employee Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For both the three months ended December 31, 2021 and 2020, we recognized total share based compensation expense of $0.8 million related to the restricted stock issued to our employees and officers. For the nine months ended December 31, 2021 and 2020, we recognized total share based compensation expense of $2.8 million and $2.3 million, respectively, related to the restricted stock issued to our employees and officers.

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

As of December 31, 2021, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $7.3 million, which will be amortized over the weighted-average vesting period of approximately 2.7 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of December 31, 2021:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2021	429,776	$17.05	2.5
Granted	172,945	27.60	3.4
Vested	(167,072)	17.71	—
Forfeited	(35,176)	15.42	—
Unvested at December 31, 2021	400,473	$21.47	2.7

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended December 31, 2021 and 2020, we made matching contributions of approximately $25.9 thousand and $19.5 thousand, respectively. During the nine months ended December 31, 2021 and 2020, we made matching contributions of approximately $133.9 thousand and $112.3 thousand, respectively.

10.    COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Because commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Additionally, our commitment to fund delayed draw term loans is generally triggered upon the satisfaction of certain pre-negotiated terms and conditions, such as meeting certain financial performance hurdles or financial covenants, which may limit a borrower's ability to draw on such delayed draw term loans.

The balances of unused commitments to extend financing as of December 31, 2021 and March 31, 2021 were as follows (amounts in thousands):

	December 31,	March 31,
Portfolio Company	2021	2021
Revolving Loans
Air Conditioning Specialist, Inc.	$1,000	$—
AllOver Media, LLC	2,000	2,000
American Teleconferencing Services, Ltd. (DBA Premiere Global Services, Inc.)	113	—
ArborWorks, LLC	2,060	—
Broad Sky Networks LLC	—	2,000
Catbird NYC, LLC	4,000	—
Central Medical Supply LLC	1,200	1,200
Clickbooth.com, LLC	—	1,086
Dynamic Communities, LLC	500	500
Electronic Transaction Consultants LLC	—	3,704
Fast Sandwich, LLC	3,100	3,100
GrammaTech, Inc.	2,500	2,500
Ian, Evan, & Alexander Corporation (DBA EverWatch)	—	2,000
ISI Enterprises, LLC	1,200	—
ITA Holdings Group, LLC	2,000	2,000
Klein Hersh, LLC	938	938
Lash OpCo, LLC	481	—
Lighting Retrofit International, LLC (DBA Envocore)	1,627	—
Mako Steel LP	849	1,226
Muenster Milling Company, LLC	5,000	—
NeuroPsychiatric Hospitals, LLC	600	—
NinjaTrader, Inc.	2,500	1,500
NWN Parent Holdings, LLC	1,380	—
Roof OpCo, LLC	3,056	—
Roseland Management, LLC	825	1,500
RTIC Subsidiary Holdings, LLC	822	767
Shearwater Research, Inc.	2,446	—
SIB Holdings, LLC	655	—
South Coast Terminals LLC	1,935	—
Spotlight AR, LLC	2,000	—
Student Resource Center, LLC	1,333	—
Systec Corporation (DBA Inspire Automation)	1,350	—

	December 31,	March 31,
Portfolio Company	2021	2021
Wall Street Prep, Inc.	1,000	—
Well-Foam, Inc.	3,500	—
Winter Services Operations, LLC	3,889	—
Zenfolio Inc.	2,000	—
Total Revolving Loans	57,859	26,021
Delayed Draw Term Loans
Acceleration Partners, LLC	—	216
Central Medical Supply LLC	1,400	1,400
CityVet Inc.	9,500	6,750
FoodPharma Subsidiary Holdings, LLC	5,470	—
Infolinks Media Buyco, LLC	2,250	—
KMS, LLC	4,571	—
Lash OpCo, LLC	7,000	—
Muenster Milling Company, LLC	6,000	—
NeuroPsychiatric Hospitals, LLC	10,000	—
NinjaTrader, Inc.	4,692	2,655
Roof OpCo, LLC	12,222	—
Shearwater Research, Inc.	3,262	—
SIB Holdings, LLC	1,871	—
Systec Corporation (DBA Inspire Automation)	3,000	—
Winter Services Operations, LLC	4,444	—
Total Delayed Draw Term Loans	75,682	11,021
Other
American Nuts Operations LLC	384	384
Catbird NYC, LLC	125	—
Infolinks Media Buyco, LLC	412	—
I-45 SLF LLC	4,800	8,000
Total Other	5,721	8,384
Total unused commitments to extend financing	$139,262	$45,426

As of December 31, 2021, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2021, the Company had $3.7 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.2 million expire in April 2022, $3.1 million expire in May 2022 and $0.4 million expire in August 2022. As of December 31, 2021, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

Total lease expense incurred for each of the three and nine months ended December 31, 2021 and 2020 was $58.1 thousand and $174.4 thousand, respectively. As of December 31, 2021, the asset related to the operating lease was $19.4 thousand and the lease liability was $22.6 thousand. As of December 31, 2021, the remaining lease term was 0.1 years and the discount rate was 2.71%.

In March 2021, the Company executed an agreement to lease new office space. The lease will commence on February 1, 2022. The office space will be approximately 13,000 square feet. This lease will be classified as an operating lease and has a term of approximately 10 years.

The following table shows future minimum payments under the Company's operating leases as of December 31, 2021 (in thousands):

Year ending March 31,	Rent Commitment
2022	$45
2023	142
2024	406
2025	416
2026	426
Thereafter	3,014
Total	$4,449

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

During each of the three and nine months ended December 31, 2021 and 2020, we did not receive any management fees from our portfolio companies. Additionally, as of December 31, 2021 and March 31, 2021, we had dividends receivable from I-45 SLF LLC of $1.7 million and $1.5 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

12.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and nine months ended December 31, 2021 and 2020 (share amounts presented in thousands).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Per Share Data:	2021	2020	2021	2020
Investment income[1]	$0.95	$0.99	$2.73	$2.73
Operating expenses[1]	(0.44)	(0.47)	(1.33)	(1.37)
Income taxes[1]	—	(0.07)	(0.03)	(0.09)
Net investment income[1]	0.51	0.45	1.37	1.27
Net realized gain (loss), net of tax[1]	0.12	(0.01)	0.23	(0.37)
Net unrealized (depreciation) appreciation on investments, net of tax[1]	(0.09)	0.37	0.19	1.31
Realized loss on extinguishment of debt[1]	—	(0.01)	(0.76)	(0.03)
Total increase from investment operations	0.54	0.80	1.03	2.18
Accretive effect of share issuances and repurchases	0.24	0.04	1.17	—
Dividends to shareholders	(0.97)	(0.51)	(2.04)	(1.53)
Issuance of restricted stock[1,2]	—	—	(0.10)	(0.17)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.01)	—	(0.03)	—
Share based compensation expense	0.04	0.04	0.12	0.11
Other[3]	(0.01)	0.01	0.03	0.02
(Decrease) increase in net asset value	(0.17)	0.38	0.18	0.61
Net asset value
Beginning of period	16.36	15.36	16.01	15.13
End of period	$16.19	$15.74	$16.19	$15.74

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	2.71%	3.05%	8.09%	9.00%
Ratio of net investment income to average net assets[4]	3.08%	2.87%	8.31%	8.30%
Portfolio turnover	19.44%	6.89%	30.11%	13.39%
Total investment return[4,5]	4.25%	29.96%	23.51%	71.42%
Total return based on change in NAV[4,6]	4.89%	5.79%	13.87%	14.14%

Per share market value at the end of the period	$25.28	$17.75	$25.28	$17.75
Weighted-average common shares outstanding	23,433	19,135	22,394	18,629
Weighted-average fully diluted shares outstanding	23,433	19,135	22,394	18,629
Common shares outstanding at end of period	23,926	19,868	23,926	19,868

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

On March 25, 2021, I-45 SLF LLC declared a return of capital dividend to its members in the amount of $10.0 million. As of December 31, 2021, total funded equity capital totaled $95.0 million, consisting of $76.0 million from CSWC and $19.0 million from Main Street. CSWC owns 80% of I-45 SLF LLC and has a current profits interest of 78.25%, while Main Street Capital Corporation owns 20% and has a current profits interest of 21.75%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street Capital Corporation.

As of both December 31, 2021 and March 31, 2021, I-45 SLF LLC had total assets of $186.1 million. I-45 SLF LLC had approximately $180.0 million and $164.4 million of total investments at fair value as of December 31, 2021 and March 31, 2021, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of December 31, 2021, $2.0 million of the credit investments were unsettled trades. During the three months ended December 31, 2021, I-45 SLF LLC declared a total dividend of $2.2 million of which $1.7 million was paid to CSWC in January 2022.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. The I-45 credit facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. In November 2019, the I-45 credit facility was amended to extend the maturity to November 2024 and to reduce the interest rate on borrowings to LIBOR plus 2.25% per annum. On April 30, 2020, the I-45 credit facility was amended to permanently reduce the I-45 credit facility amount through a prepayment of $15.0 million and to change the minimum utilization requirements. In March 2021, the I-45 credit facility was amended to extend the maturity to March 25, 2026 and to reduce the interest rate on borrowings to LIBOR plus 2.15%. Under the I-45 credit facility, $109.5 million has been drawn as of December 31, 2021.

Below is certain summarized financial information for I-45 SLF LLC as of December 31, 2021 and March 31, 2021 and for the three and nine months ended December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021	March 31, 2021
Selected Balance Sheet Information:
Investments, at fair value (cost $190,091 and $170,791)	$180,048	$164,351
Cash and cash equivalents	3,439	10,419
Due from broker	152	152
Deferred financing costs and other assets	1,713	2,301
Interest receivable	711	553
Total assets	$186,063	$177,776

Senior credit facility payable	$109,500	$91,000
Payable for unsettled transactions	1,995	13,072
Other liabilities	2,413	2,131
Total liabilities	$113,908	$106,203
Members’ equity	72,155	71,573
Total liabilities and members' equity	$186,063	$177,776

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Selected Statement of Operations Information:
Total revenues	$3,114	$3,539	$9,262	$10,858
Total expenses	(1,023)	(1,049)	(3,041)	(3,450)
Net investment income	2,091	2,490	6,221	7,408
Net unrealized (depreciation) appreciation	(2,405)	14,769	(3,603)	25,876
Net realized (losses) gains	58	(12,315)	231	(12,602)
Net (decrease) increase in members’ equity resulting from operations	$(256)	$4,944	$2,849	$20,682

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of December 31, 2021 and March 31, 2021 (in thousands):

I-45 SLF LLC Loan Portfolio as of December 31, 2021

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC New Holdco Inc.	Healthcare services	First Lien	6/25/2025	10.00%, 8.00% PIK	$1,862	$1,862	$1,787
		304,075 shares common stock	—	—	—	1,449	1,449
		Warrants (Expiration - December 11, 2025)	—	—	—	482	482
ADS Tactical, Inc.	Aerospace & defense	First Lien	3/19/2026	L+5.75% (Floor 1.00%)	6,478	6,361	6,442
American Teleconferencing Services, Ltd.[3]	Telecommunications	Revolving Loan	12/7/2021	P+5.50%	1,032	921	31
		First Lien	6/8/2023	P+5.50%	5,598	5,670	168
ATX Networks (Toronto) Corporation	Technology products & components	First Lien	9/1/2026	L+7.50%, (Floor 1.00%)	2,628	2,620	2,431
		Senior Subordinated Debt	9/1/2028	10.00% PIK	1,029	1,029	659
		196 Class A units	—	—	—	—	—
Burning Glass Intermediate Holding Company, Inc.	Software & IT services	Revolving Loan[4]	6/10/2028	L+5.00% (Floor 1.00%)	370	67	67
		First Lien	6/10/2028	L+5.00% (Floor 1.00%)	3,197	3,146	3,175
Corel Inc.	Software & IT services	First Lien	7/2/2026	L+5.00%	6,893	6,730	6,888
Evergreen AcqCo 1 LP	Consumer products & retail	First Lien	4/26/2028	L+5.50% (Floor 0.75%)	4,190	4,152	4,184
Evergreen North America Acquisitions, LLC	Industrial services	First Lien	8/13/2026	L+6.75% (Floor 1.00%)	6,757	6,633	6,633
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.25%	6,863	6,830	6,828
Go Wireless Holdings, Inc.	Consumer products & retail	First Lien	12/22/2024	L+6.50% (Floor 1.00%)	7,411	7,387	7,428
Infogain Corporation	Software & IT services	First Lien	7/28/2028	L+5.75% (Floor 1.00%)	4,796	4,728	4,728
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,858	2,852	2,727

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Integro Parent Inc.	Business services	First Lien	10/28/2022	L+5.75% (Floor 1.00%)	3,217	3,204	3,081
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	5,691	5,672	5,664
Inventus Power, Inc.	Technology products & components	First Lien	3/29/2024	S+5.00% (Floor 1.00%)	6,948	6,896	6,739
INW Manufacturing, LLC	Food, agriculture, & beverage	First Lien	3/25/2027	L+5.75% (Floor 0.75%)	2,944	2,883	2,885
Isagenix International, LLC	Consumer products & retail	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	1,719	1,711	1,288
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,670	4,649	4,664
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	L+7.25% (Floor 1.00%)	6,258	6,223	6,258
LaserAway Intermediate Holdings II, LLC	Healthcare services	First Lien	10/14/2027	L+5.75% (Floor 0.75%)	1,239	1,215	1,234
Lash OpCo, LLC	Consumer products & retail	First Lien	3/18/2026	L+7.00% (Floor 1.00%)	5,000	4,888	4,900
		Delayed Draw Term Loan[5]	3/18/2026	L+7.00% (Floor 1.00%)	—	(23)	—
Lift Brands, Inc.	Consumer services	Tranche A	6/29/2025	L+7.50% (Floor 1.00%)	2,508	2,508	2,258
		Tranche B	6/29/2025	9.50% PIK	570	570	427
		Tranche C	6/29/2025	—	565	565	424
		Equity	—	—	—	749	749
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	4,960	4,924	4,899
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	5,842	5,821	5,521
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%)	4,623	4,580	4,623
National Credit Care	Consumer services	First Lien - Term Loan A	12/23/2026	L+6.50% (Floor 1.00%)	2,500	2,450	2,450
		First Lien - Term Loan B	12/23/2026	L+7.50% (Floor 1.00%)	2,500	2,450	2,450
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,681	2,664	1,855
NinjaTrader, Inc.	Financial services	First Lien	12/18/2024	L+6.25% (Floor 1.00%)	5,000	4,900	4,900
NorthStar Group Services, Inc.	Environmental services	First Lien	11/9/2026	L+5.50% (Floor 1.00%)	2,981	2,966	2,991

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
PT Network, LLC	Healthcare products	First Lien	11/30/2023	L+5.50%, 2.00% PIK (Floor 1.00%)	4,500	4,500	4,500
		0.795 Class C Interests	—	—	—	—	750
Research Now Group, Inc.	Business services	First Lien	12/20/2024	L+5.50% (Floor 1.00%)	4,949	4,949	4,893
Retail Services WIS Corporation	Business services	First Lien	5/20/2025	L+7.75% (Floor 1.00%)	2,977	2,927	2,933
SIB Holdings, LLC	Business services	First Lien	10/29/2026	L+6.00% (Floor 1.00%)	3,000	2,942	2,942
Stellant Midco, LLC	Aerospace & defense	First Lien	10/2/2028	L+5.50% (Floor 0.75%)	2,294	2,272	2,272
Tacala, LLC	Consumer products & retail	Second Lien	2/7/2028	L+7.50% (Floor 0.75%)	5,000	4,990	4,999
TEAM Services Group, LLC	Healthcare services	First Lien	12/20/2027	L+5.00% (Floor 1.00%)	6,704	6,659	6,687
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+6.25% (Floor 1.00%)	3,805	3,802	3,729
		First Lien - Term Loan B	4/28/2022	L+6.25% (Floor 1.00%)	942	941	923
UniTek Global Services, Inc.	Telecommunications	First Lien	8/20/2024	L+5.50%, 2.00% PIK (Floor 1.00%)	2,800	2,787	2,612
U.S. TelePacific Corp.	Telecommunications	First Lien	5/2/2023	L+6.00% (Floor 1.00%)	5,200	5,182	3,931
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,640	3,603	3,376
Wahoo Fitness Acquisition, LLC	Consumer products & retail	First Lien	8/14/2028	L+5.75% (Floor 1.00%)	5,000	4,858	4,972
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+5.50% (Floor 1.00%)	4,313	4,295	4,162
Total Investments						$190,091	$180,048

1Represents the interest rate as of December 31, 2021. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or SOFR ("S") which reset daily, monthly, quarterly, or semiannually. For each investment, the Company has provided the spread over LIBOR, Prime, or SOFR in effect at December 31, 2021. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor.
2Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
3Investment is on non-accrual status as of December 31, 2021, meaning the Company has ceased to recognize interest income on the investment.
4The investment has approximately $0.3 million in an unfunded revolving loan commitment as of December 31, 2021.
5The investment has approximately $2.0 million in an unfunded delayed draw loan commitment as of December 31, 2021.

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

14.    SUBSEQUENT EVENTS

On January 26, 2022, the Board of Directors declared a quarterly dividend of $0.48 per share for the quarter ended March 31, 2022. The record date for the dividend is March 15, 2022. They payment date for the dividend is March 31, 2022.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Nine Months Ended December 31, 2021
(amounts in thousands)

Portfolio Company	Type of Investment (1)	December 31, 2021 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2021	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2021
Control Investments
I-45 SLF LLC	80% LLC equity interest	$—	$4,862	$57,158	$3,200	$—	$—	$(2,769)	$57,589
Total Control Investments		$—	$4,862	$57,158	$3,200	$—	$—	$(2,769)	$57,589

Affiliate Investments
Air Conditioning Specialists, Inc.	Revolving Loan	$—	$1	$—	$(19)	$—	$—	$19	$—
	First Lien	9,000	114	—	8,824	—	—	—	8,824
	500,000 Preferred Units	—	—	—	500	—	—	—	500
Catbird NYC, LLC	Revolving Loan	—	8	—	(77)	—	—	77	—
	First Lien	16,000	298	—	15,692	—	—	—	15,692
	1,000,000 Class A Units	—	—	—	1,000	—	—	—	1,000
	500,000 Class B Units	—	—	—	500	—	—	—	500
Central Medical Supply LLC	Revolving Loan	300	34	276	5	—	—	(3)	278
	First Lien	7,500	635	6,908	20	—	—	25	6,953
	Delayed Draw Term Loan	100	18	92	5	—	—	(4)	93
	1,380,500 Preferred Units	—	—	641	101	—	—	(334)	408
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	—	1,343	—	—	—	(419)	924
Delphi Intermediate Healthco LLC	First Lien	1,501	125	1,398	87	—	—	(119)	1,366
	First Lien	1,690	121	1,500	110	—	—	(173)	1,437
	Protective Advance	73	1	—	73	—	—	(11)	62
	1,681.04 Common Units	—	—	3,615	—	—	—	(1,155)	2,460
Dynamic Communities, LLC	Revolving Loan	—	3	—	1	—	—	(1)	—
	First Lien	11,361	1,015	9,966	465	(140)	—	(55)	10,236
	Senior subordinated debt	611	91	372	239	—	—	—	611

Portfolio Company	Type of Investment (1)	December 31, 2021 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2021	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2021
	2,000,000 Preferred units	—	—	1,274	—	—	—	—	1,274
GrammaTech, Inc.	Revolving Loan	—	16	—	7	—	—	(7)	—
	First Lien	11,500	980	11,420	28	—	—	(1,673)	9,775
	1,000 Class A units	—	—	1,208	—	—	—	(496)	712
ITA Holdings Group, LLC	Revolving loan	—	13	—	5	—	—	(5)	—
	First Lien - Term Loan	10,071	656	10,061	31	—	—	(51)	10,041
	First Lien - Term Loan B	5,036	446	5,101	19	—	—	(59)	5,061
	First Lien - PIK Note A	2,884	323	2,630	315	—	—	(61)	2,884
	First Lien - PIK Note B	114	8	103	9	—	—	2	114
	Warrants	—	—	2,968	—	—	—	636	3,604
	9.25% Class A membership interest	—	9	2,532	—	—	—	944	3,476
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	456	—	—	456	—	—	—	456
	First Lien	5,208	1	—	5,208	—	—	—	5,208
	Second Lien	5,208	—	—	5,208	—	—	(2,083)	3,125
	208,333.3333 Series A Preferred units	—	—	—	—	—	—	—	—
	203,124.9999 Common units	—	—	—	—	—	—	—	—
Roseland Management, LLC	Revolving Loan	1,175	30	—	1,177	—	—	(2)	1,175
	First Lien	14,161	340	—	14,212	(36)	—	(15)	14,161
	16,084 Class A Units	—	—	—	2,041	—	—	(136)	1,905
SIMR, LLC	First lien	13,340	3	12,103	224	(544)	—	(1,111)	10,672
	9,374,510.2 Class B Common Units	—	—	—	—	—	—	—	—
	1,357,354.96 Class W Units	—	—	—	—	—	—	—	—
Sonobi, Inc.	First Lien	—	445	8,500	15	(8,500)	140	(155)	—
	500,000 Class A Common Units	—	—	1,235	—	—	—	1,725	2,960
Total Affiliate Investments		$117,289	$5,734	$85,246	$56,481	$(9,220)	$140	$(4,700)	$127,947

Portfolio Company	Type of Investment (1)	December 31, 2021 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2021	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2021
Total Control & Affiliate Investments		$117,289	$10,596	$142,404	$59,681	$(9,220)	$140	$(7,469)	$185,536

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

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” and other similar expressions identify forward-looking statements. These risks include risks related to changes in the markets in which the Company invests; changes in the financial and lending markets; interest rate volatility, including the decommissioning of LIBOR; regulatory changes; tax treatment and general economic and business conditions; our ability to operate our wholly owned subsidiary, Capital Southwest SBIC I, LP, as a small business investment company; and uncertainties associated with the continued impact from the COVID-19 pandemic and new variants of COVID-19, including its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our ability and their ability to achieve their respective objectives, and the effects of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the fiscal year ended March 31, 2021 and in this Form 10-Q. The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Form 10-K for the fiscal year ended March 31, 2021. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We primarily target senior debt and equity investments in LMM companies, and opportunistically target first and second lien loans in UMM companies. Our target LMM companies typically have annual EBITDA between $3.0 million and $20.0 million, and our LMM investments generally range in size from $5.0 million to $30.0 million. Our UMM investments generally include first and second lien loans in companies with EBITDA generally greater than $20.0 million, and our UMM investments typically range in size from $5.0 million to $15.0 million.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the nine months ended December 31, 2021 and 2020, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 2.27% and 2.50%, respectively.

Recent COVID-19 Developments

We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2021 and March 31, 2021, our investment portfolio at fair value represented approximately 96.1% and 93.6% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of December 31, 2021 and March 31, 2021 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2021, we had three investments on non-accrual status, which represent approximately 1.6% of our total investment portfolio's fair value and approximately 2.7% of its cost. As of March 31, 2021, we did not have any investments on non-accrual status.

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

In November 2020, the SEC issued a final rule that modernized and simplifies Management's Discussion and Analysis and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance will be required for the registrants' fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company does not believe that the Amendments will have a material impact on its consolidated financial statements or its disclosures.

INVESTMENT PORTFOLIO COMPOSITION

The total value of our investment portfolio was $876.8 million as of December 31, 2021, as compared to $688.4 million as of March 31, 2021. As of December 31, 2021, we had investments in 71 portfolio companies with an aggregate cost of $886.8 million. As of March 31, 2021, we had investments in 55 portfolio companies with an aggregate cost of $703.6 million.

As of December 31, 2021 and March 31, 2021, approximately $712.1 million, or 95.6%, and $546.6 million, or 95.5%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% were subject to contractual minimum interest rates. As of December 31, 2021 and March 31, 2021, the weighted average contractual minimum interest rate is 1.09% and 1.30%, respectively. As of December 31, 2021 and March 31, 2021, approximately $32.5 million, or 4.4%, and $26.0 million, or 4.5%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in portfolio companies as of December 31, 2021 and March 31, 2021 (excluding our investment in I-45 SLF LLC):

	December 31, 2021	March 31, 2021
	(dollars in thousands)
Number of portfolio companies (a)	70	54
Fair value	$819,176	$631,274
Cost	$810,800	$630,757
% of portfolio at fair value - debt	90.9%	90.7%
% of portfolio at fair value - equity	9.1%	9.3%
% of investments at fair value secured by first lien	82.9%	83.0%
Weighted average annual effective yield (b)	9.5%	10.8%
Weighted average EBITDA (c)	$19,613	$16,960
Weighted average leverage through CSWC security (d)	3.9x	4.1x

(a)At December 31, 2021 and March 31, 2021, we had equity ownership in approximately 55.7% and 53.7%, respectively, of our investments.
(b)The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of December 31, 2021 and March 31, 2021, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of December 31, 2021, there were three investments on non-accrual status. As of March 31, 2021, we did not have any investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the quarter ended December 31, 2021, three portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2021, six portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(d)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the quarter ended December 31, 2021, three portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2021, six portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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
•Investment Rating 2 indicates the investment is performing as expected at the time of underwriting and the trends and risk factors are generally favorable to neutral. All new loans are initially rated 2.
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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of December 31, 2021 and March 31, 2021:

	As of December 31, 2021
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$129,464	17.4%
2	580,624	78.0
3	34,419	4.6
4	174	0.0
Total	$744,681	100.0%

	As of March 31, 2021
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$58,466	10.2%
2	461,239	80.6
3	52,909	9.2
4	—	—
Total	$572,614	100.0%

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

As of December 31, 2021, we had three debt investments on non-accrual status, which represent approximately 1.6% of our total investment portfolio's fair value and approximately 2.7% of its cost. As of March 31, 2021, we did not have any investments on non-accrual status.

Investment Activity

During the nine months ended December 31, 2021, we made new debt investments in 29 portfolio companies totaling $350.3 million, follow-on debt investments in nine portfolio companies totaling $29.5 million, and equity investments in thirteen new and four existing portfolio companies totaling $11.8 million. We also funded $3.2 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $11.7 million and full prepayments of approximately $209.8 million. We funded $15.3 million on revolving loans and received $5.1 million in repayments on revolving loans. In addition, we received proceeds from sales of investments totaling $11.9 million.

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

Total portfolio investment activity for the nine months ended December 31, 2021 and 2020 was as follows (dollars in thousands):

Nine months ended December 31, 2021	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$524,161	$36,919	$11,534	$58,660	$57,158	$688,432
New investments	376,192	18,669	237	11,768	3,200	410,066
Proceeds from sales of investments	—	(53)	—	(11,881)	—	(11,934)
Principal repayments received	(219,454)	(7,152)	—	—	—	(226,606)
Conversion of security	(4,683)	5,208	—	(525)	—	—
PIK interest earned	1,994	1,079	477	—	—	3,550
Accretion of loan discounts	1,972	172	33	—	—	2,177
Realized (loss) gain	(580)	(2,274)	—	8,845	—	5,991
Unrealized gain (loss)	(418)	483	165	7,628	(2,769)	5,089
Fair value, end of period	$679,184	$53,051	$12,446	$74,495	$57,589	$876,765
Weighted average yield on debt investments at end of period						9.48%
Weighted average yield on total investments at end of period						9.35%

Nine months ended December 31, 2020	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Financial Instruments	I-45 SLF, LLC	Total
Fair value, beginning of period	$427,447	$37,139	$9,747	$38,979	$—	$39,760	$553,072
New investments	130,710	—	516	6,297	—	12,800	150,323
Proceeds from sales of investments	—	—	—	(9,782)	—	—	(9,782)
Principal repayments received	(71,102)	(188)	—	—	—	—	(71,290)
Conversion of security	(9,692)	778	—	8,914	—	—	—
PIK interest earned	3,880	642	685	—	—	—	5,207
Accretion of loan discounts	1,569	143	18	—	—	—	1,730
Realized gain	(11,939)	—	—	6,489	(1,517)	—	(5,450)
Unrealized gain (loss)	11,367	(758)	141	3,138	1,517	11,075	24,963
Fair value, end of period	$482,240	$37,756	$11,107	$54,035	$—	$63,635	$648,773
Weighted average yield on debt investments at end of period							10.64%
Weighted average yield on total investments at end of period							11.20%

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of four elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized (loss) gain on investments, net of tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized appreciation (depreciation) on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost. The “Net realized (loss) gain on investments before income tax” and “Net unrealized appreciation (depreciation) on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized loss on extinguishment of debt”, which is the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs and any "make-whole" premium payable at the time of the debt extinguishment.

Comparison of three months ended December 31, 2021 and December 31, 2020

	Three Months Ended
	December 31,		Net Change
	2021	2020	Amount	%
	(in thousands)
Total investment income	$22,311	$19,040	$3,271	17.2%
Interest expense	(4,655)	(4,528)	(127)	2.8%
Other operating expenses	(5,819)	(4,540)	(1,279)	28.2%
Income before taxes	11,837	9,972	1,865	18.7%
Income tax (benefit) provision	(62)	1,455	(1,517)	(104.3)%
Net investment income	11,899	8,517	3,382	39.7%
Net realized gain (loss) on investments, net of tax	2,715	(127)	2,842	2,237.8%
Net unrealized (depreciation) appreciation on investments, net of tax	(2,054)	7,271	(9,325)	(128.2)%
Realized loss on extinguishment of debt	—	(262)	262	(100.0)%
Net increase (decrease) in net assets from operations	$12,560	$15,399	$(2,839)	(18.4)%

Investment Income

Total investment income consisted of interest income, dividend income and other income for each applicable period. For the three months ended December 31, 2021, we reported investment income of $22.3 million, a $3.3 million, or 17.2%, increase as compared to the three months ended December 31, 2020. The increase was primarily due to a $3.0 million increase in interest income generated from our debt investments due to a 39.2% increase in the cost basis of debt investments held by us from $541.5 million to $754.0 million year-over-year and an increase of $1.5 million in prepayment fees received, partially offset by a decrease of $1.2 million in dividend income due to a decrease in distributions received from portfolio companies in the current quarter.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended December 31, 2021, our total interest expense was $4.7 million, an increase of $0.2 million, as compared to the total interest expense of $4.5 million for the three months ended December 31, 2020. The increase was primarily attributable to an increase in average borrowings outstanding, partially offset by a decrease in the weighted average interest rate on our total debt from 4.19% to 3.18% for the three months ended December 31, 2020 and December 31, 2021, respectively. This decrease in the weighted average interest rate was primarily due to the redemption of the $140 million in aggregate principal amount of the October 2024 Notes, which had an interest rate of 5.375%, and the issuance of the $150 million in aggregate principal amount of the October 2026 Notes, which have an interest rate of 3.375%.

Salaries, General and Administrative Expenses

For the three months ended December 31, 2021, our total employee compensation expense (including both cash and share-based compensation) increased by $1.0 million, or 30.7%, as compared to the total employee compensation expense for the three months ended December 31, 2020. The increase was primarily due to an increase in accrued bonus compensation based on the Company's projected performance compared to its plan. For the three months ended December 31, 2021, our total general and administrative expense was $1.6 million, an increase of $0.3 million or 22.0%, as compared to the total general and administrative expense of $1.3 million for the three months ended December 31, 2020. The increase was primarily due to an increase in director compensation and the addition of a new independent board member.

Net Investment Income

For the three months ended December 31, 2021, income before taxes increased by $1.9 million, or 18.7%. Net investment income increased from the prior year period by $3.4 million, or 39.7%, to $11.9 million as a result of a $3.3 million increase in total investment income and a $1.5 million decrease in income tax (benefit) provision, partially offset by a $0.1 million increase in interest expense.

Net Realized and Unrealized Gains (Losses) on Investments

During the three months ended December 31, 2021, we recognized net realized and unrealized gains totaling $0.7 million, which primarily consisted of net realized and unrealized gains on equity investments of $5.5 million, offset by net realized and unrealized losses on debt investments of $2.1 million and on I-45 SLF LLC of $2.0 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded an income tax provision related to realized gains on investments of $1.4 million and net unrealized appreciation related to deferred tax of $0.7 million associated with the Taxable Subsidiary.

During the three months ended December 31, 2020, we recognized net realized and unrealized gains totaling $7.2 million, which primarily consisted of net realized and unrealized gains on equity investments of $7.2 million and I-45 SLF LLC of $2.2 million, offset by net realized and unrealized losses on debt investments of $1.5 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.7 million.

Realized Loss on Extinguishment of Debt

During the three months ended December 31, 2021, we did not recognize any loss on extinguishment of debt. During the three months ended December 31, 2020, we recognized a loss on extinguishment of debt of $0.3 million due to the partial redemption of the December 2022 Notes.

Comparison of nine months ended December 31, 2021 and December 31, 2020

	Nine Months Ended
	December 31,		Net Change
	2021	2020	Amount	%
	(in thousands)
Total investment income	$61,186	$50,889	$10,297	20.2%
Interest expense	(15,015)	(13,253)	(1,762)	13.3%
Other operating expenses	(14,855)	(12,391)	(2,464)	19.9%
Income before taxes	31,316	25,245	6,071	24.0%
Income tax provision	648	1,590	(942)	(59.2)%
Net investment income	30,668	23,655	7,013	29.6%
Net realized gain (loss) on investments, net of tax	5,259	(6,953)	12,212	175.6%
Net unrealized appreciation on investments, net of tax	4,306	24,512	(20,206)	(82.4)%
Realized loss on extinguishment of debt	(17,087)	(548)	(16,539)	3,018.1%
Net increase in net assets from operations	$23,146	$40,666	$(17,520)	(43.1)%

Investment Income

Total investment income consisted of interest income, dividend income and other income for each applicable period. For the nine months ended December 31, 2021, we reported investment income of $61.2 million, a $10.3 million, or 20.2%, increase as compared to the nine months ended December 31, 2020. The increase was primarily due to a $9.1 million increase in interest income generated from our debt investments, which was due to a 39.2% increase in the cost basis of debt investments held by us from $541.5 million to $754.0 million year-over-year, and a $1.8 million increase in prepayment fees received.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the nine months ended December 31, 2021, our total interest expense was $15.0 million, an increase of $1.8 million as compared to the total interest expense of $13.3 million for the nine months ended December 31, 2020. The increase was primarily attributable to an increase in average borrowings outstanding, partially offset by a decrease in the weighted average interest rate on total debt from 4.33% to 3.71% for the nine months ended December 31, 2020 and December 31, 2021, respectively. This decrease in the weighted average interest rate was primarily due to the redemption of the $140 million in aggregate principal amount of the October 2024 Notes, which had an interest rate of 5.375%, and the issuance of the $150 million in aggregate principal amount of the October 2026 Notes, which have an interest rate of 3.375%.

Salaries, General and Administrative Expenses

For the nine months ended December 31, 2021, our total employee compensation expense (including both cash and share-based compensation) increased by $1.6 million, or 18.8%, as compared to the total employee compensation expense for the nine months ended December 31, 2020. The increase is primarily due to an increase in accrued bonus compensation based on the Company's projected performance compared to its plan and an increase in share-based compensation related to the restricted stock award modification during the three months ended June 30, 2021. For the nine months ended December 31, 2021, our total general and administrative expense was $4.9 million, an increase of $0.9 million or 22.2%, as compared to the total general and administrative expense of $4.0 million for the nine months ended December 31, 2020. The an increase was primarily due to employee recruiting costs related to the hiring of a new principal, an increase in director compensation relating to the addition of a new independent board member, and an increase in insurance costs.

Net Investment Income

For the nine months ended December 31, 2021, income before taxes increased by $6.1 million, or 24.0%. Net investment income increased from the prior year period by $7.0 million, or 29.6%, to $30.7 million as a result of a $10.3 million increase in total investment income and a $0.9 million decrease in income tax provision, partially offset by a $1.8 million increase in interest expense and a $2.5 million increase in other operating expenses .

Net Realized and Unrealized Gains (Losses) on Investments

During the nine months ended December 31, 2021, we recognized net realized and unrealized gains totaling $9.6 million, which primarily consisted of net realized and unrealized gains on equity investments of $16.5 million, offset by net realized and unrealized losses on debt investments of $1.9 million and I-45 SLF LLC of $2.8 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded an income tax provision related to realized gains on investments of $1.4 million and net unrealized depreciation related to deferred tax of $0.8 million associated with the Taxable Subsidiary .

During the nine months ended December 31, 2020, we recognized realized and unrealized gains totaling $17.5 million, which primarily consisted of net realized and unrealized gains on equity investments of $9.6 million and I-45 SLF LLC of $11.1 million, offset by net realized and unrealized losses on debt investments of $1.2 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $2.0 million.

Realized Loss on Extinguishment of Debt

During the nine months ended December 31, 2021, we recognized a loss on extinguishment of debt of $17.1 million due to the full redemption of the October 2024 Notes, which included a make-whole premium of $15.2 million. During the nine months ended December 31, 2020, we recognized a loss on extinguishment of debt of $0.5 million due to the partial redemption of the December 2022 Notes.

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

Cash Flows

For the nine months ended December 31, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $12.9 million. During the foregoing period, our operating activities used $139.1 million in cash, consisting primarily of new portfolio investments of $410.1 million, partially offset by $221.5 million from sales and repayments received from debt investments in portfolio companies and $11.9 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $126.2 million, consisting primarily of net borrowings on our Credit Facility of $70.0 million, net proceeds from the Equity ATM Program of $73.3 million, net proceeds from the issuance of the October 2026 Notes of $146.4 million and net proceeds from issuance of SBA debentures of $28.3 million, partially offset by the redemption of the October 2024 Notes of $125.0 million and cash dividends paid in the amount of $46.8 million. At December 31, 2021, the Company had cash and cash equivalents of approximately $18.7 million.

For the nine months ended December 31, 2020, we experienced a net increase in cash and cash equivalents in the amount of $30.0 million. During that period, our operating activities used $45.7 million in cash, consisting primarily of new portfolio investments of $150.3 million, partially offset by $70.3 million from sales and repayments received from debt investments in portfolio companies and $9.8 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $75.7 million, consisting primarily of net proceeds from issuance of the October 2024 Notes of $49.0 million, net proceeds from issuance of the January 2026 Notes of $73.5 million and net proceeds from the Equity ATM Program of $26.8 million, partially offset by the partial redemption of December 2022 Notes of $40.0 million, cash dividends paid in the amount of $29.0 million and net repayments of our Credit Facility of $4.0 million. At December 31, 2020, the Company had cash and cash equivalents of approximately $43.7 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of December 31, 2021, the Company’s asset coverage was 187%.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of December 31, 2021, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At December 31, 2021, CSWC had $190.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.6 million and $4.5 million for the three and nine months ended December 31, 2021, respectively. For the three and nine months ended December 31, 2020, CSWC recognized interest expense of $1.8 million and $5.3 million, respectively. The weighted average interest rate on the Credit Facility was 2.37% and 2.52%, respectively, for the three and nine months ended December 31, 2021. For the three and nine months ended December 31, 2020, the weighted average interest rate on the Credit Facility was 2.91% and 3.13%, respectively. Average borrowings for the three and nine months ended December 31, 2021 were $200.2 million and $165.8 million, respectively. For the three and nine months ended December 31, 2020, average borrowings were $184.1 million and $129.5 million, respectively. As of December 31, 2021, CSWC was in compliance with all financial covenants under the Credit Facility.

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

The Company recognized interest expense related to the December 2022 Notes, including amortization of deferred issuance costs of $0.9 million and $3.4 million for the three and nine months ended December 31, 2020, respectively. Average borrowings for the three and nine months ended December 31, 2020 were $52.4 million and $68.7 million, respectively. The December 2022 Notes had a weighted average effective yield of 5.93%.

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

The Company did not recognize any interest expense related to the October 2024 Notes for the three months ended December 31, 2021. The Company recognized interest expense, including amortization of deferred issuance costs, of $3.6 million for the nine months ended December 31, 2021. For the three and nine months ended December 31, 2020, the Company recognized interest expense of $1.8 million and $4.4 million, respectively. From April 1, 2021 through September 24, 2021 (the redemption date of the October 2024 Notes), average borrowings were $125.0 million. For the three and nine months ended December 31, 2020, average borrowings were $125.0 million and $100.8 million, respectively. The October 2024 Notes had a weighted average effective yield of 5.375%.

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "Existing January 2026 Notes"). The Existing January 2026 Notes were issued at par. In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes (the "Additional January 2026 Notes" together with the Existing January 2026 Notes, the "January 2026 Notes"). The Additional January 2026 Notes were issued at a price of 102.11% of the aggregate principal amount of the Additional January 2026 Notes, resulting in a yield-to-maturity of approximately 4.0% at issuance. The Additional January 2026 Notes are treated as a single series with the Existing January 2026 Notes under the indenture and had the same terms as the Existing January 2026 Notes. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year, beginning on July 31, 2021. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility and the SBA Debentures.

As of December 31, 2021, the carrying amount of the January 2026 Notes was $138.6 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of December 31, 2021, the fair value of the January 2026 Notes was $137.5 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.6 million and $5.0 million for the three and nine months ended December 31, 2021, respectively. For both the three and nine months ended December 31, 2020, the Company recognized interest expense of $0.1 million. For both the three and nine months ended December 31, 2021, average borrowings were $140.0 million. Since the issuance of the January 2026 Notes on December 29, 2020 through December 31, 2020, average borrowings were $75.0 million.

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

October 2026 Notes

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "Existing October 2026 Notes"). The Existing October 2026 Notes were issued at a price of 99.418% of the aggregate principal amount of the Existing October 2026 Notes, resulting in a yield-to-maturity of 3.5%. In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes (the "Additional October 2026 Notes" together with the Existing October 2026 Notes, the "October 2026 Notes"). The Additional October 2026 Notes were issued at a price of 99.993% of the aggregate principal amount, resulting in a yield-to-maturity of approximately 3.375% at issuance. The Additional October 2026 Notes are treated as a single series with the Existing October 2026 Notes under the indenture and had the same terms as the Existing October 2026 Notes. The October 2026 Notes mature on October 1, 2026 and may be redeemed in whole or in part at any time prior to July 1, 2026, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes bear interest at a rate of 3.375% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The October 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility and the SBA Debentures.

As of December 31, 2021, the carrying amount of the October 2026 Notes was $146.4 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of December 31, 2021, the fair value of the October 2026 Notes was $147.2 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $1.3 million and $1.7 million for the three and nine ended December 31, 2021, respectively. For the three months ended December 31, 2021, average borrowings were $128.8 million. Since the issuance of the October 2026 Notes on August 27, 2021 through December 31, 2021, average borrowings were $120.9 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. As of December 31, 2021, SBIC I had regulatory capital of $40.0 million and approved and unused SBA Debenture commitments of $11.0 million. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of December 31, 2021, the carrying amount of SBA Debentures was $28.0 million on an aggregate principal amount of $29.0 million. As of December 31, 2021, the fair value of the SBA Debentures was $28.9 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC Topic 820. The Company recognized interest expense and related fees related to SBA Debentures of $0.1 million and $0.2 million for the three and nine months ended December 31, 2021, respectively. The weighted average interest rate on the SBA Debentures was 1.43% and 1.24%, respectively, for the three and nine months ended December 31, 2021. For the three and nine months ended December 31, 2021, average borrowings were $21.0 million and $10.1 million, respectively.

As of December 31, 2021, the Company's issued and outstanding SBA Debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	December 31, 2021
9/22/2021	9/1/2031	1.575%	$15,000
(2)	(2)	(2)	14,000
			$29,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $14.0 million in SBA Debentures that will pool in March 2022. Until the pooling date, the SBA Debentures bear interest at a fixed rate and an interim interest rate of 0.91%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

Equity Capital Activities

In January 2016, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10 million of its outstanding shares of common stock in the open market at certain thresholds below our NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On March 1, 2016, the Company entered into a share repurchase agreement, which became effective immediately and terminated on March 26, 2020 upon the Company's purchase of the aggregate gross dollar amount (inclusive of commission fees) of its common stock under the share repurchase program meeting the threshold set forth in the share repurchase agreement.

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

On March 4, 2019, the Company established an "at-the-market" offering (the "Equity ATM Program") pursuant to which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50,000,000. On February 4, 2020, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $100,000,000 from $50,000,000 and (ii) added two additional sales agents to the Equity ATM Program. On May 26, 2021, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $250,000,000 from $100,000,000 and (ii) reduced the commission paid to the sales agents for the Equity ATM Program to 1.5% from 2.0% of the gross sales price of shares of the Company's common stock sold through the sales agents pursuant to the Equity ATM Program on and after May 26, 2021.

During the three months ended December 31, 2021, the Company sold 616,156 shares of its common stock under the Equity ATM Program at a weighted-average price of $25.97 per share, raising $16.0 million of gross proceeds. Net proceeds were $15.8 million after commissions to the sales agents on shares sold. During the nine months ended December 31, 2021, the Company sold 2,834,734 shares of its common stock under the Equity ATM Program at a weighted-average price of $26.27 per share, raising $74.5 million of gross proceeds. Net proceeds were $73.3 million after commissions to the sales agents on shares sold.

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

Cumulative to date, the Company has sold 7,140,363 shares of its common stock under the Equity ATM Program at a weighted-average price of $22.17, raising $158.3 million of gross proceeds. Net proceeds were $155.5 million after commissions to the sales agents on shares sold. As of December 31, 2021, the Company has $91.7 million available under the Equity ATM Program.

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of December 31, 2021.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations (1)	$4,449	$95	$809	$857	$2,688
Credit Facility (2)	211,027	4,566	9,144	197,317	—
January 2026 Notes (3)	168,350	6,300	12,600	149,450	—
October 2026 Notes (3)	175,791	5,541	10,125	160,125	—
	$559,617	$16,502	$32,678	$507,749	$2,688

(1)The Company executed an agreement to lease new office space, which will commence on February 1, 2022.
(2)Amounts include interest payments calculated at an average rate of 2.37% of outstanding Credit Facility borrowings, which were $190.0 million as of December 31, 2021.
(3)Includes interest payments.

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

At December 31, 2021 and March 31, 2021, we had a total of approximately $139.3 million and $45.4 million, respectively, in currently unfunded commitments (as discussed in Note 10 to the Consolidated Financial Statements). Included within the total unfunded commitments as of December 31, 2021 were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2021, we had $3.7 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.2 million expire in April 2022, $3.1 million expire in May 2022 and $0.4 million expire in August 2022. As of December 31, 2021, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of December 31, 2021, the Company had cash and cash equivalents of $18.7 million and $141.7 million in available borrowings under the Credit Facility.

RECENT DEVELOPMENTS

On January 26, 2022, the Board of Directors declared a quarterly dividend of $0.48 per share for the quarter ended March 31, 2022. The record date for the dividend is March 15, 2022. They payment date for the dividend is March 31, 2022.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk. Market risk includes risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including the impact of COVID-19 and new variants of COVID-19; overall market changes, including an increase in market volatility due to COVID-19; legislative reform; local, regional, national or global political, social or economic instability; and interest rate volatility, including the decommissioning of LIBOR.

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates including LIBOR and prime rates. A large portion of our portfolio is comprised of floating rate investments that utilize LIBOR or an alternative rate. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expenses will also be affected by changes in the published LIBOR rate in connection with our Credit Facility. The interest rates on the October 2026 Notes and the January 2026 Notes are fixed for the life of such debt. Once pooled, the interest rate on the SBA Debentures are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2021, we were not a party to any hedging arrangements.

As of December 31, 2021, approximately 95.6% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Based on interest rates as of December 31, 2021, a hypothetical 100 basis point increase in interest rates could decrease our net investment income by a maximum of $0.9 million, or $0.04 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could increase our net investment income by a maximum of $0.5 million, or $0.02 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of December 31, 2021.

During the three months ended December 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.    Risk Factors

Investing in our common stock involves a number of significant risks. Other than as set forth below, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 that we filed with the SEC on May 26, 2021.

The interest rates of our loans to our portfolio companies, any LIBOR-linked securities, and other financial obligations that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Prior to December 31, 2021, we typically used LIBOR as a reference rate in floating-rate loans extended to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR, including with respect to loans that mature after LIBOR is no longer available. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates ("IBORs"). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.

On April 6, 2021, legislation was signed into law in the state of New York that provides that contracts, securities and instruments governed by New York law that reference USD LIBOR and that either lack benchmark fallback provisions or include ineffective benchmark fallback provisions in connection with USD LIBOR no longer being published or becoming non-representative, will, by operation of law, refer to a replacement rate based on SOFR. Despite the adoption of the New York legislation, successful legal challenges against the legislation may render it partially or wholly unconstitutional or unenforceable, e.g., based on other federal or state law grounds.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders. However, if LIBOR ceases to exist, we will still need to renegotiate certain credit agreements within our portfolio that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.

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

On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company shall cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended December 31, 2021, the Company did not repurchase any shares under the share repurchase program.

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
10.1
Form of Second Amendment, dated November 2, 2021, to Third and Amended Restated Equity Distribution Agreement between the Company and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 2, 2021).

10.2
Form of Second Amendment, dated November 2, 2021, to Amended and Restated Equity Distribution Agreement between the Company and each of JMP Securities LLC and B. Riley Securities, Inc., respectively (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 2, 2021).

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

CAPITAL SOUTHWEST CORPORATION

February 1, 2022	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

February 1, 2022	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer