Form 10-K
period 2022-03-31
CAPITAL SOUTHWEST CORP
filed 2022-05-24
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                              to

Commission File Number: 814-00061
CAPITAL SOUTHWEST CORPORATION
(Exact name of registrant as specified in its charter)

Texas	75-1072796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8333 Douglas Avenue, Suite 1100, Dallas, Texas	75225
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  (214) 238-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.25 par value per share	CSWC	The Nasdaq Global Select Market

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
YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2021 was $545,447,397 based on the last sale price of such stock as quoted by The Nasdaq Global Select Market on such date.

The number of shares of common stock, $0.25 par value per share, outstanding as of May 20, 2022 was 24,958,520.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the impact of interest rate volatility, including the decommissioning of LIBOR, and inflation on our business and our portfolio companies;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•our ability to operate as a business development company and to qualify and maintain our qualification as a regulated investment company, including the impact of changes in laws or regulations, including the tax reform, governing our operations or the operations of our portfolio companies;
•our ability to operate our wholly owned subsidiary, Capital Southwest SBIC I, LP, as a small business investment company;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•the impact of supply chain disruptions and labor shortages on our portfolio companies;
•changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets, including changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;
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

PART I
Item 1.     Business

ORGANIZATION

Capital Southwest Corporation, which we refer to as “we,” “our,” “us,” “CSWC,” or the “Company,” is an internally managed closed-end, non-diversified investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We specialize in providing customized financing to middle market companies in a broad range of industry segments located primarily in the United States. Our common stock currently trades on The Nasdaq Global Select Market under the ticker symbol “CSWC.”

We were organized as a Texas corporation on April 19, 1961.  Until September 1969, we operated as a small business investment company, or SBIC, licensed under the Small Business Investment Act of 1958, as amended.  At that time, we transferred to our wholly owned subsidiary, Capital Southwest Venture Corporation, or CSVC, certain assets including our SBIC license.  CSVC was a closed-end, non-diversified investment company registered under the 1940 Act.  Effective June 14, 2016, CSVC was dissolved and its SBIC license was surrendered. All assets held in CSVC were transferred to us upon dissolution. Prior to March 30, 1988, we were registered as a closed-end, non-diversified investment company under the 1940 Act.  On that date, we elected to be treated as a BDC under the 1940 Act. On September 30, 2015, we completed the spin-off, which we refer to as the Share Distribution, of CSW Industrials, Inc., or CSWI. CSWI is now an independent publicly traded company. The Share Distribution was effected through a tax-free, pro-rata distribution of 100% of CSWI’s common stock to our shareholders. Each of our shareholders received one share of CSWI common stock for every one share of our common stock on the record date, September 18, 2015. Cash was paid in lieu of any fractional shares of CSWI common stock. Following the Share Distribution, we have maintained operations as an internally managed BDC and pursued a credit-focused investing strategy akin to similarly structured organizations. We intend to continue to provide capital to middle-market companies. We invest primarily in debt securities, including senior debt and second lien, and also invest in preferred stock and common stock alongside our debt investments or through warrants.

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

We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the Code. As such, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To continue to maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

CSWC has a direct wholly owned subsidiary that has elected to be treated as an association taxable as a corporation for U.S. federal income tax purposes (the “Taxable Subsidiary”). The primary purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still allow us to satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary is subject to U.S. federal income tax at normal corporate tax rates based on its taxable income.

Capital Southwest Management Corporation (“CSMC”), a wholly owned subsidiary of CSWC, was the management company for CSWC. Effective December 31, 2020, CSMC merged with and into CSWC, with CSWC continuing as the surviving entity in the merger. Prior to December 31, 2020, CSMC generally incurred all normal operating and administrative expenses, including, but not limited to, salaries and related benefits, rent, equipment and other administrative costs required for its day-to-day operations (the “Administrative Expenses”). After December 31, 2020, the Administrative Expenses will be directly incurred by CSWC. The Company continues to be internally managed and the merger has no impact on the day-to-day operations of the business.

SBIC License

On April 20, 2021, our wholly owned subsidiary, Capital Southwest SBIC I, LP (“SBIC I”) received a license from the U.S. Small Business Administration (the “SBA”) to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. SBIC I has an investment strategy substantially similar to ours and makes similar types of investments in accordance with SBA regulations. SBIC I and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements. See “Regulation as a Small Business Investment Company” below for more information about the regulations applicable to SBIC I.

Corporate Information

Our principal executive offices are located at 8333 Douglas Avenue, Suite 1100, Dallas, Texas 75225. We maintain a website at www.capitalsouthwest.com. You can review the filings we have made with the Securities and Exchange Commission, or the SEC, free of charge on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval System of the SEC, accessible at www.sec.gov. We also make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports and any other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after filing these reports with the SEC. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider that information to be part of this Annual Report on Form 10-K. The charters adopted by the committees of our Board of Directors are also available on our website.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. Our core business is to target senior debt investments and equity investments in LMM companies. We also opportunistically target first and second lien loans in UMM companies. Our target LMM companies generally have annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $20.0 million, and our LMM investments generally range in size from $5.0 million to $35.0 million. Our UMM investments generally include first and second lien loans in companies with EBITDA generally greater than $20.0 million, and our UMM investments typically range in size from $5.0 million to $20.0 million.

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

Our investments in UMM companies primarily consist of direct investments in or secondary purchases of interest bearing debt securities in privately held companies that are generally larger in size than the LMM companies included in our portfolio. Our UMM debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have an expected duration between three and seven years from the original investment date.

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

Recent Developments

On April 27, 2022, the Board of Directors declared a quarterly dividend of $0.48 per share and a special dividend of $0.15 per share for the quarter ended June 30, 2022. The record date for the dividend is June 15, 2022. The payment date for the dividend is June 30, 2022.

On May 11, 2022, CSWC entered into Amendment No. 2 (the "Amendment") to the Credit Agreement. The Amendment changed the benchmark interest rate from LIBOR to Term SOFR. In addition, on May 11, 2022, CSWC entered into an Incremental Commitment Agreement, pursuant to which the total commitments under the Credit Agreement increased from $335 million to $380 million.

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

•Applying Rigorous Underwriting Policies and Active Portfolio Management.  Our senior management team has implemented rigorous underwriting policies that are followed in each transaction. These policies include a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, which we believe allows us to better assess the company’s prospects. After investing in a company, we monitor the investment closely, typically receiving monthly, quarterly and annual financial statements. Senior management, together with the deal team and accounting and finance departments, generally meets at least quarterly to analyze and discuss in detail the company’s financial performance and industry trends. We believe that our initial and ongoing portfolio review process allows us to effectively monitor the performance and prospects of our portfolio companies.

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

INVESTMENT CRITERIA AND OBJECTIVES

Our investment team has identified the following investment criteria that we believe are important in evaluating prospective investment opportunities. However, not all of these criteria have been or will be met in connection with each of our investments:

•Positive and Sustainable Cash Flow:  We generally seek to invest in established companies with sound historical financial performance.
•Excellent Management:  Management teams with a proven record of achievement, exceptional ability, unyielding determination and integrity.  We believe management teams with these attributes are more likely to manage the companies in a manner that protects and enhances value.
•Competitive Advantages in Markets:  We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help protect their market position.
•Strong Private Equity Sponsors: We focus on developing relationships with leading private equity firms in order to partner with these firms and provide them capital to support the acquisition and growth of their portfolio companies.
•Appropriate Risk-Adjusted Returns:  We focus on and price opportunities to generate returns that are attractive on a risk-adjusted basis, taking into consideration factors in addition to the ones depicted above, including credit structure, leverage levels and the general volatility and potential volatility of cash flows.

We have an investment committee that is responsible for all aspects of our investment process relating to investments made by us. The current members of the investment committee are Bowen Diehl, Chief Executive Officer; Michael Sarner, Chief Financial Officer; Josh Weinstein, Senior Managing Director; and Ramona Rogers-Windsor, a member of the Board of Directors and a non-voting, observer of the investment committee.

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

•Term Sheet:  In a directly originated transaction, the non-binding term sheet will typically include the key economic terms of our investment proposal, along with exclusivity, confidentiality, and expense reimbursement provisions, as well as other terms relevant to the particular investment. Upon acceptance of the term sheet, we will begin our formal due diligence process. In a syndicated loan transaction, rather than a formal term sheet, we will submit an order for an allocation to the syndicated loan desk.

•Due Diligence:  Due diligence is performed under the direction of our senior investment professionals, and involves our entire investment team as well as certain external resources who together perform due diligence to understand the relationships among the prospective portfolio company’s business plan, operations, financial performance, and legal risks.  On our directly originated transactions, our due diligence will often include (1) conducting site visits with management and key personnel; (2) performing a detailed review of historical and projected financial statements, often with a third-party accounting firm, to evaluate the target company’s normalized cash flow; (3) creating our own detailed modeling projections, including a downside case which attempts to project how the business would perform in a recession based on past operating history of either the company or the industry; (4) interviewing key customers and suppliers; (5) evaluating company management, including a formal background check; (6) reviewing material contracts; (7) conducting an industry, market and strategy analysis; and (8) obtaining a review by legal, environmental or other consultants.  In instances where a financial sponsor is investing in the equity in a transaction, we will leverage work done by the financial sponsor for purposes of our due diligence.  In syndicated loan transactions, our due diligence may exclude direct customer and supplier interviews, and will consist of a detailed review of reports from the financial sponsor or syndication agent for industry and market analysis and legal and environmental diligence.

•Document and Close:  Upon completion of a satisfactory due diligence review, our investment team presents its written findings to the investment committee.  For transactions that are either over a certain hold size or outside our general investment policy, the investment team will present the transaction to our Board of Directors for approval.  Upon approval of the investment, we re-confirm our regulatory company compliance, process and finalize all required legal documents and fund the investment.

•Post-Investment:  We continuously monitor the status and progress of our portfolio companies, as well as our investment thesis developed at the time of investment.   We offer managerial assistance to our portfolio companies and provide them access to our investment experience, direct industry expertise and contacts.  The same investment team leader that was involved in the investment process will continue to be involved in the portfolio company post-investment.  This approach provides continuity of knowledge and allows the investment team to maintain a strong business relationship with the financial sponsor, business owner and key management of our portfolio companies.  As part of the monitoring process, members of our investment team will analyze monthly, quarterly and annual financial statements against previous periods, review financial projections, meet with the financial sponsor and management (when necessary), attend board meetings (when appropriate) and review all compliance certificates and covenants. Our investment team generally meets once each quarter with senior management to review the performance of our portfolio companies.

We utilize an internally developed investment rating system to rate the performance of and monitor the expected level of returns for each debt investment in our portfolio.  The investment rating system takes into account both quantitative and qualitative factors of the portfolio company and the investments held therein, including each investment’s expected level of returns and the collectability of our debt investments, comparisons to competitors and other industry participants and the portfolio company’s future outlook.  The ratings are not intended to reflect the performance or expected level of returns of our equity investments.

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

Determinations in Connection with our Offerings

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share, provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2022 annual meeting of shareholders. However, in the event we change our position, we will seek requisite approval of our shareholders.

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

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then current NAV of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we would provide to the SEC) to suspend the offering of shares of our common stock if the NAV fluctuates by certain amounts in certain circumstances, our Board of Directors or an authorized committee thereof will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine NAV within two days prior to any such sale to ensure that such sale will not be below our then current NAV, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine NAV to ensure that such undertaking has not been triggered.
These processes and procedures are part of our compliance policies and procedures. Records are made contemporaneously with all determinations described in this section and these records are maintained with other records we are required to maintain under the 1940 Act.

COMPETITION

We compete for attractive investment opportunities with other financial institutions, including BDCs, junior capital lenders, and banks. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team and our responsive and efficient investment analysis and decision-making processes. However, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.  Furthermore, our competitors may have a lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships, and build their market shares. Likewise, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC. See “Risk Factors—Risks Related to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

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

Our investment strategy depends heavily on the business owners, management teams, and financial sponsors of our portfolio companies and their respective employees, contractors and service providers. In our investment process, the analysis of these individuals is a critical part of our overall investment underwriting process and as a result we carefully review the qualifications and experience of the portfolio company’s business owners and management team and their employment practices. We strive to partner with business owners, management teams, and financial sponsors whose business practices reflect our core values.

We also strive to recruit talented and driven individuals who share our values. Our recruiting efforts utilize strong relationships with a variety of sources from which we recruit. We offer selected students investment analyst internships, which are expected to lead to permanent roles for high performing and high potential interns. Through our internship program, interns who want to become investment analysts have the opportunity to see the full investment process from origination to closing, as well as post-closing portfolio management activities. We routinely promote from within, promoting current employees who have shown the technical ability, attitude, interest and the initiative to take on greater responsibility.

We have designed a compensation structure, including an array of benefit plans and programs, that we believe is attractive to our current and prospective employees. For certain employees, our compensation strategy also includes an equity incentive plan, which we have structured to further align the interests of our employees with our shareholders, and to cultivate a strong sense of ownership and commitment to our Company. Through our performance review processes, our employees are annually evaluated by supervisors and our senior management team to ensure employees continue to develop and advance as expected. We provide a workplace designed to enable our employees to balance work, family and family-related situations including flexible working arrangements. Our employees have access to a parental leave program for birth, adoption placement or foster child placement. We are committed to creating and maintaining an atmosphere where all employees feel welcomed, valued, respected and heard so that they feel motivated and encouraged to contribute fully to their careers, our Company and our communities.

We are committed to fostering a workplace conducive to the open communication of any concerns regarding unethical, fraudulent or illegal activities. We seek to promote a safe environment that is free of harassment or bullying. We do not tolerate discrimination or harassment of any kind, including, but not limited to, sexual, gender identity, race, religion, ethnicity, age, or disability, among others. We seek feedback from employees on matters related to their employment or our operations including its financial statement disclosures, accounting, internal accounting controls or auditing matters. Under our Whistleblower Policy, each employee of the Company has the ability to confidentially report via a dedicated, confidential reporting hotline questionable or improper accounting, internal controls, auditing matters, disclosure, or fraudulent business practices or other illegal or unethical behavior. We seek to protect the confidentiality of those making reports of possible misconduct and our Whistleblower Policy prohibits retaliation against those who report activities believed in good faith to be a violation of any law, rule, regulation or internal policy. Our Code of Business Conduct establishes applicable policies, guidelines, and procedures that promote ethical practices and conduct by the Company and all its employees, officers, and directors. Our Whistleblower Policy and Code of Business Conduct can be found on our website at www.capitalsouthwest.com/governance.

As of March 31, 2022, we had twenty-three employees. These employees include our corporate officers, investment and portfolio management professionals and administrative staff. All of our employees are located in our principal executive offices in Dallas, Texas.

LEVERAGE

We borrow funds to make investments, a practice known as “leverage,” in an attempt to increase returns to our shareholders. Effective April 25, 2019, we are allowed to borrow amounts such that our asset coverage, as calculated in accordance with the 1940 Act, equals at least 150% after such borrowing. Additionally, the Board of Directors approved a resolution that limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. The amount of leverage that we employ at any particular time will depend on management’s and our Board of Directors’ assessments of portfolio mix, prevailing market advance rates, and other market factors at the time of any proposed borrowing. See “Risk Factors – Risks Related to Our Business and Structure – Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” On August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of "senior securities" in the asset coverage requirement applicable to the Company under the 1940 Act.

We intend to continue borrowing under our senior secured credit facility with ING Capital LLC (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Facility") in the future, and we may increase the size of the Credit Facility, add additional credit facilities, or otherwise issue additional debt securities or other evidences of indebtedness in the future, although there can be no assurance that we will be able to do so.

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Liquidity and Capital Resources" as well as Note 5 to our consolidated financial statements for the year ended March 31, 2022 for information regarding the Credit Facility and the issuance of the 4.50% Notes due 2026 (the "January 2026 Notes") and the 3.375% Notes due 2026 (the "October 2026 Notes").

BROKERAGE ALLOCATION AND OTHER PRACTICES

Because we generally acquire and dispose of our investments in privately negotiated transactions, we infrequently use brokers in the normal course of our business. Our investment team is primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. We did not pay any brokerage commissions during the fiscal years ended March 31, 2022, 2021 and 2020.

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

•We intend to distribute substantially all of our income to our shareholders. We generally will be subject to U.S. federal income tax only on the portion of our taxable income we do not timely distribute to shareholders (actually or constructively).

As a RIC, so long as we meet certain minimum distribution, source of income, and asset diversification requirements, we generally are subject to U.S. federal income tax only on the portion of our taxable income and gains that we do not distribute (actually or constructively) and certain built-in gains. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. We intend to distribute to our shareholders substantially all of our income. We may, however, make deemed distributions to our shareholders of any retained net long-term capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for tax years 2020 and 2019 and intend to meet the minimum distribution requirements for tax year 2021. We continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

In addition, we have a Taxable Subsidiary that holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment generally would flow through directly to us. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate U.S. federal income tax expense as a result of its ownership of the portfolio companies. This U.S. federal income tax expense, if any, is reflected in our Consolidated Statements of Operations.

•Our ability to use leverage as a means of financing our portfolio of investments is limited.

As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 150%, which became effective April 25, 2019. Additionally, the Board of Directors approved a resolution that limits the Company's issuance of senior securities such that that asset coverage ratio, taking into account any such issuance, would not be less than 166% at any time after the effective date. For this purpose, senior securities include all borrowings and any preferred stock we may issue in the future. Additionally, our ability to utilize leverage as a means of financing our portfolio of investments may be limited by this asset coverage requirement. While the use of leverage may enhance returns if we meet our investment objective, our returns may be reduced or eliminated if our returns on investments are less than the costs of borrowing. On August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act.

•We are required to comply with the provisions of the 1940 Act applicable to business development companies.

As a BDC, we are required to have a majority of directors who are not “interested persons” as such term is defined in Section 2(a)(19) of the 1940 Act. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, maintaining a fidelity bond and placing and maintaining our securities and similar investments in custody. See “Regulation as a Business Development Company” below.

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

The following is a brief description of the 1940 Act provisions applicable to BDCs, which is qualified in its entirety by reference to the full text of the 1940 Act and rules issued thereunder by the SEC:

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

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law and, among other things, instructs the SEC to issue rules or amendments to rules allowing BDCs to use the same registration, offering, and communication processes that are available to operating companies. The rules and amendments specified by the SBCAA became self-implementing on March 24, 2019. On April 8, 2020, the SEC adopted rules and amendments to implement certain provisions of the SBCAA (the “Final Rules”) that, among other things, modify the registration, offering, and communication processes available to BDCs relating to: (i) the shelf offering process to permit the use of short-form registration statements on Form N-2 and incorporation by reference; (ii) the ability to qualify for well-known seasoned issuer status; (iii) the immediate or automatic effectiveness of certain filings made in connection with continuous public offerings; and (iv) communication processes and prospectus delivery. In addition, the SEC adopted rules that will require BDCs to comply with certain structured data and inline XBRL requirements. The Final Rules will generally become effective on August 1, 2020, except that a BDC eligible to file short-form registration statements on Form N-2, like the Company, must comply with the Inline XBRL structure data requirements for its financial statements, registration statement cover page, and certain prospectus information by August 1, 2022.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities, short-term investments in secured debt investments, independently rated debt investments, and diversified bond funds, which we refer to as temporary investments.

Senior Securities

BDCs generally have been permitted by the 1940 Act, under specific conditions, to issue multiple classes of debt and one class of stock senior to its common stock if its asset coverage, as defined by the 1940 Act, is at least 200% immediately after each such issuance. However, the 1940 Act allows a BDC to increase the maximum amount of leverage it may incur by reducing the minimum asset coverage ratio from 200% to 150%, if certain requirements under the 1940 Act are met. On April 25, 2018, the Board of Directors unanimously approved the application of the recently modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%, which became effective April 25, 2019. Additionally, the Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce our asset coverage requirement to 150%, our leverage capacity and usage, and risks related to leverage.

As of March 31, 2022, we had $205.0 million, $140.0 million and $150.0 million in total aggregate principal amount of debt outstanding under our Credit Facility, the January 2026 Notes and the October 2026 Notes, respectively. As of March 31, 2022, our asset coverage for borrowed amounts was 193%.

In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our shareholders or repurchasing such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.  Under specific conditions, we are also permitted by the 1940 Act to issue warrants.

Common Stock

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock at a price below the then current NAV of our common stock if our Board of Directors determines that such sale is in our best interests and that of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2022 annual meeting of shareholders. See "Risk Factors - Risks Relating to Our Business and Structure - Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital."

Code of Ethics and Code of Conduct

We adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions.  Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as those investments are made in accordance with the code’s requirements. We have also adopted a code of conduct that applies to our Chief Executive Officer, Chief Financial Officer (or persons performing similar functions), our Board, and all other employees. This code sets forth policies that these executives and employees must follow when performing their duties. The code of ethics and code of conduct are available on the Company website at www.capitalsouthwest.com/governance.

Proxy Voting Policies and Procedures

We vote proxies relating to our portfolio securities in a manner in which we believe is consistent with the best interest of our shareholders. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that we expect would have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so. Our proxy voting decisions are made by the investment team that is responsible for monitoring the investments. To ensure that our vote is not the product of a conflict of interest, we require that anyone involved in the decision-making process discloses to our Chief Compliance Officer any potential conflict of which he or she is aware. Shareholders may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer c/o Capital Southwest Corporation, 8333 Douglas Avenue, Suite 1100, Dallas, Texas 75225.

Compliance Policies and Procedures

We have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. We are further required to designate a Chief Compliance Officer to be responsible for administering these policies and procedures. Michael S. Sarner serves as our Chief Compliance Officer.

Exemptive Relief

The right to grant restricted stock awards under the 2010 Restricted Stock Award Plan (the "2010 Plan") terminated on July 18, 2021, ten years after the date that the 2010 Plan was approved by the Company's shareholders pursuant to its terms.

In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the "2021 Employee Plan") as part of the compensation package for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. On July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, the Company's Board of Directors approved the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Award Plan (the "Non-Employee Director Plan") as part of the compensation package for non-employee directors of the Board of Directors. In connection therewith, on May 16, 2022, we received an exemptive order that supersedes the Order (the "Superseding Order") and will cover both the employees and non-employee directors of the Board of Directors. The Non-Employee Director Plan will become effective upon shareholder approval at our 2022 annual meeting of shareholders.

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
•A corporation, or other entity treated as a corporation, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•An estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•A trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (2) it has a valid election in place to be treated as a U.S. person.

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

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her, or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Taxation as a Regulated Investment Company

Election to be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally are not subject to U.S. federal income taxes on any income that we timely distribute to our shareholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year. In such case, we generally will be subject to U.S. federal income tax at corporate rates on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
◦no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

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

In order to meet the 90% Income Test, we have established the Taxable Subsidiary to hold assets from which we do not anticipate earning dividends, interest or other income under the 90% Income Test. We may establish additional subsidiaries for the same purpose in the future. Any investments held through the Taxable Subsidiary generally are subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax.

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

Gain or loss realized by us from warrants acquired by us, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Investments by us in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes, and therefore, our yield on any such securities may be reduced by such non-U.S. taxes. Shareholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation as a Business Development Company” above. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that are not advantageous from an investment standpoint.

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our shareholders. In that case, all of such income will be subject to U.S. federal income tax at corporate rates, reducing the amount available to be distributed to our shareholders. See “Failure To Obtain RIC Tax Treatment” below.

As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. U.S. federal income tax law generally permits a RIC to carry forward (1) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following year and (2) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long-term capital loss arising on the first day of the following year. Future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code. Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) disallow, suspend, or otherwise limit the allowance of certain losses or deductions, (2) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (3) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (4) cause us to recognize income or gain without a corresponding receipt of cash, (5) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (6) adversely alter the characterization of certain complex financial transactions and (7) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.

As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the entity is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the entity is not treated as a “qualified publicly traded partnership,” however, the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and therefore could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.

We may invest in preferred securities or other securities for which the U.S. federal income tax treatment may not be clear or may be subject to re-characterization by the Internal Revenue Service, or the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, such tax treatment could affect the timing or character of income recognized, requiring us to purchase or sell securities or otherwise change our portfolio in order to comply with the tax rules applicable to RICs under the Code.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each shareholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of shareholders are treated as taxable dividends. The IRS has issued a revenue procedure indicating that this rule will apply where the total amount of cash to be distributed is not less than 20% of the total distribution. This 20% limitation has been temporarily reduced to 10% for distributions declared on or after November 1, 2021, and on or before June 30, 2022. Under this revenue procedure, if too many shareholders elect to receive their distributions in cash, each such shareholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable shareholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain, to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Failure to Obtain RIC Tax Treatment

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for that year if certain relief provisions are applicable (which may, among other things, require us to pay certain U.S. federal tax at corporate rates or to dispose of certain assets).

If we were unable to obtain tax treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions would generally be taxable to our shareholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of non-corporate U.S. shareholders, generally at a maximum federal income tax rate applicable to qualified dividend income of 20%). Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to meet the RIC requirements for more than two consecutive years and then seek to re-qualify as a RIC, we would be subject to U.S. federal income tax at corporate rates on any built-in gain recognized during the succeeding five-year period, unless we made a special election to recognize all built-in gain upon our re-qualification as a RIC and pay the U.S. federal income tax on such built-in gain.

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the years ended March 31, 2022 or 2021, or to our net deferred tax assets as of March 31, 2022 or 2021.

Possible Legislative or Other Actions Affecting Tax Considerations

Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules governing U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in our stock. See "Risk Factors – Legislative or other actions relating to taxes could have a negative effect on us."

REGULATION AS A SMALL BUSINESS INVESTMENT COMPANY

SBIC I’s SBIC license allows it to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA regulations currently permit SBIC I to borrow up to $175 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations), subject to SBA approval. SBA-guaranteed debentures are non-recourse, interest only debentures, with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Receipt of an SBIC license does not assure that SBIC I will receive SBA-guaranteed debenture funding; rather, such funding is dependent upon SBIC I continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC I’s assets over our shareholders in the event we liquidate SBIC I or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC I upon an event of default.

On August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act.

SBICs are designed to stimulate the flow of private investor capital to eligible “small businesses” as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services. Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and has average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25.0% of its investment capital to “smaller enterprises” as defined by the SBA. The definition of a smaller enterprise generally includes a business that (together with its affiliates) has a tangible net worth not exceeding $6.0 million for the most recent fiscal year and has average net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or a smaller enterprise, which criteria depends on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates. However, once an SBIC has invested in an eligible small business, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company's initial public offering, if any.

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

The SBA restricts the ability of an SBIC to provide financing to an “associate,” as defined in the SBA regulations, without prior written approval from the SBA. SBA regulations also prohibit, without prior SBA approval, a “change of control” or “change in ownership” of transfer of an SBIC (as such terms are defined in the SBA regulations) and require that SBICs invest idle funds in accordance with SBA regulations. In addition, SBIC I may also be limited in its ability to make distributions to us if it does not have sufficient capital, in accordance with SBA regulations.

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
•In addition to regulatory limitations on our ability to raise capital, our current debt obligations contain various covenants, that, if not complied with, could accelerate our repayment obligations under the Credit Facility—thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
•Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
•A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.
•We will become subject to U.S. federal income tax if we are unable to maintain our qualification as a regulated investment company under Subchapter M of the Code or satisfy regulated investment company distribution requirements.
•Our portfolio investments generally are not publicly traded. As a result, the fair value of these investments may not be readily determinable and will be recorded at fair value as determined in good faith and under the direction of our Board of Directors. As a result, there may be uncertainty as to the value of our portfolio investments.
•We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and results of operations.
•Events outside of our control, such as the COVID-19 pandemic, could negatively affect our portfolio companies and our results of our operations.
•We operate in a highly competitive market for investment opportunities.
•Our success depends on attracting and retaining qualified personnel in a competitive environment.
•Our investments in portfolio companies involve a number of significant risks.
•SBIC I has an SBIC license and is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.
•The interest rates of our loans to our portfolio companies, any LIBOR-linked securities, and other financial obligations that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.
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
•The January 2026 Notes and the October 2026 Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Credit Facility.
•We may not be able to repurchase the January 2026 Notes and the October 2026 Notes upon a Change of Control Repurchase Event.
•If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the January 2026 Notes and the October 2026 Notes.

RISKS RELATED TO OUR BUSINESS AND STRUCTURE

Our financial condition and results of operations will depend on our ability to effectively allocate and manage capital.

Our ability to achieve our investment objective of maximizing risk-adjusted returns to shareholders depends on our ability to effectively allocate and manage capital.  Capital allocation depends in part upon our investment team’s ability to identify, evaluate, invest in and monitor companies that meet our investment criteria.

Accomplishing our investment objectives is largely a function of our investment team’s management of the investment process and our access to investments offering attractive risk adjusted returns.  In addition, members of our investment team may be called upon, from time to time, to provide managerial assistance to some of our portfolio companies.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board of Directors pursuant to a valuation methodology approved by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized losses. An unrealized loss could be an indication of a portfolio company’s inability to generate cash flow or meet its repayment obligations. This could result in realized losses in the future and ultimately in reductions of our income available to pay dividends or interest and principal on our securities and could have a material adverse effect on your investment.

Our business model depends to a significant extent upon strong referral relationships.  Our inability to develop or maintain these relationships, as well as the potential failure of these relationships to generate investment opportunities, could adversely affect our business.

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

All of our assets are currently pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders party thereto may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our shareholders. In addition, if the lenders exercise their right to sell the assets pledged under our Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. These distressed prices could be materially below our most recent valuation of each security, which could have a significantly negative effect on NAV.

In addition to regulatory limitations on our ability to raise capital, our current debt obligations contain various covenants, that, if not complied with, could accelerate our repayment obligations under the Credit Facility—thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our investments. As of March 31, 2022, the Credit Facility provides us with a revolving credit line of up to $335.0 million of which $205.0 million was drawn.

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

Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the credit facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations, and ability to pay distributions to our shareholders.

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

As of March 31, 2022, we had $205.0 million debt outstanding out of $335 million of total commitments under our Credit Facility. Borrowings under the Credit Facility bear interest, on a per annum basis at a rate equal to the applicable LIBOR rate plus 2.15% with no LIBOR floor. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Credit Facility is secured by substantially all of our assets. If we are unable to meet our financial obligations under the Credit Facility, the lenders under the Credit Facility may exercise their remedies under the Credit Facility as the result of a default by us.

As of March 31, 2022, the carrying amount of the January 2026 Notes was $138.7 million. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of March 31, 2022, the carrying amount of the October 2026 Notes was $146.5 million. The October 2026 Notes mature on October 1, 2026 and may be redeemed in whole or in part at any time prior to July 1, 2026, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes bear interest at a rate of 3.375% per year, payable semi-annually on April 1 and October 1 of each year. The October 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

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
Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common shareholder(2)	(27.99)%	(16.42)%	(4.85)%	6.72%	18.29%

(1)Assumes $974.0 million in total assets, $535.0 million in debt principal outstanding, $420.9 million in net assets and a weighted-average interest rate of 3.69% on our indebtedness based on our financial data available on March 31, 2022. Actual interest payments may be different.
(2)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2022 total assets of at least 2.10%.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

As of March 31, 2022, 87.2% of our total assets consist of qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if those investments are not qualifying assets for purposes of the 1940 Act. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies, or we could be required to dispose of investments at inopportune or inappropriate times to comply with the 1940 Act (which could result in the dilution of our position).

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

We will become subject to U.S. federal income tax at corporate rates if we are unable to maintain our qualification as a regulated investment company under Subchapter M of the Code or satisfy regulated investment company distribution requirements.

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

•The asset diversification requirement is satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year.  To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”).  In addition, no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S Government securities or securities of other RICs, of one issuer; (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses; or (iii) the securities of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

Failure to meet these requirements may result in us having to dispose of certain unqualified investments quickly in order to prevent the loss of RIC tax treatment. If we fail to maintain RIC tax treatment for any reason and are subject to U.S. federal income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.  In addition, to the extent we have unrealized gains, we would have to establish deferred tax liabilities, which would reduce our NAV accordingly. In addition, our shareholders would lose the tax credit realized when we, as a RIC, decide to retain the net realized capital gain and make deemed distributions of net realized capital gains, and pay taxes on behalf of our shareholders at the end of the tax year.  The loss of this pass-through tax treatment could have a material adverse effect on the total return of an investment in our common stock.

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

The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio are, to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors.  Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies.  Because of the inherent uncertainty of the valuation of portfolio securities that do not have readily ascertainable market values, our fair value determinations may differ materially from the values a third party would be willing to pay for our portfolio securities or the values which would be applicable to unrestricted securities having a public market.  Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments.  As a result, investors purchasing our common stock based on an overstated NAV may pay a higher price than the value of our investments might warrant.  Conversely, investors selling shares during a period in which the NAV understates the value of our investments may receive a lower price for their shares than the value of our investments might warrant.

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and results of operations.

From time to time, capital markets may experience periods of disruption and instability.  The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019 and the conflict between Russia and Ukraine that began in late February 2022 (see "Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the business in which we invest and harm our business, operating results and financial condition" for more information). Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The COVID-19 outbreak, including new variants of COVID-19, such as the Delta and Omicron variants, continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility and liquidity issues; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced in the markets and by businesses and the economy in general, which may not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow and could also have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Past economic downturns or recessions have had a significant negative impact on the operating performance and fair value of middle market companies. For example, between 2008 and 2009, the U.S. and global capital markets were unstable, as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions.  Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our shareholders and our independent directors. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. If the current market conditions (which are similar to those experienced from 2008 through 2009) continue for any substantial length of time, it could make it difficult to refinance or extend the maturity of our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.  The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in a rising interest rate environment.  If any of these conditions appear, they may have an adverse effect on our business, financial condition, and results of operations.  These events could limit our investment originations, limit our ability to increase returns to equity holders through the effective use of leverage, and negatively impact our operating results.

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

We also face an increased risk of investor, creditor or portfolio company disputes, litigation, and governmental and regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

Events outside of our control, such as the COVID-19 pandemic, could negatively affect our portfolio companies and our results of our operations and financial condition.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected—and could continue to adversely affect—operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and the economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, the COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, for some period thereafter, and may be reinstated in the future. COVID-19 and the resulting economic dislocations have had adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. We cannot predict the full impact of COVID-19, including the duration of the restrictions described above. As a result, we are unable to predict the duration of these business and supply chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods.

Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures, and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.

The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our prospective companies after March 31, 2022, including for the reasons described herein.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

Certain of our portfolio companies may be impacted by inflation, which may, in turn, impact the valuation of such portfolio companies. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and, most recently, in May 2022, raised interest rates by 0.50% and indicated that it would raise rates at each of the remaining meetings in 2022. (See “Changes in interest rates may affect our cost of capital, the value of investments and net investment income” for a discussion of the risks associated with a rising interest rate environment). In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) could occur, potentially creating uncertainty and significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions, or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with other phenomena, including, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

As a result of the U.S. presidential election and the subsequent U.S. senate runoff elections, there has been a change in party control of the executive and legislative branches of the U.S. government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which can lead to changes involving the level of oversight and regulation of the financial services industry as well as changes in tax rates. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain.

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

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting us and our portfolio companies and will, for at least some time, continue to impact us and our portfolio companies; further, in many instances, the impact will be adverse and profound. The effects of the COVID-19 pandemic may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us.

The effect of global climate change may impact the operations of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

In December 2015, the United Nations, of which the United States is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the United States would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact the valuation of such portfolio companies.

Environmental, social and governance factors may adversely affect our business or cause us to alter our business strategy.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our prospective portfolio companies conduct our businesses and adversely affect our profitability.

Downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our liquidity, financial condition, and results of operations.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time resulting in, among other things, inadequate funding for and/or the shutdown of certain government agencies, including the SEC and SBA, on which the operation of our business may rely. Inadequate funding for and/or the shutdown of these government agencies prevents them from performing their normal business functions, which could impact, among other things, (i) our and our portfolio companies’ ability to access the public markets and obtain necessary capital in order to, among other things, properly capitalize, continue or expand operations, or, in the case of portfolio investments held by us, liquidate such investments; (ii) the ability for SBIC I to originate loans; and (iii) the ability of other governmental agencies to timely review and process regulatory submissions of our portfolio companies, as applicable. Continued adverse political and economic conditions, including a prolonged U.S. federal government shutdown, could have a material adverse effect on our business, financial condition and results of operations.

Changes in the laws or regulations governing our business or the operations of our portfolio companies, changes in the interpretations thereof or of newly enacted laws or regulations, and any failure by us to comply with these laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively affect the profitability of the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Any change in the laws or regulations, the interpretations of such laws and regulations, or newly enacted laws or regulations could require changes to certain business practices used by us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and/or be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

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

The 1940 Act generally prohibits BDCs from incurring indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the SBCAA was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150%, if certain requirements are met. On April 25, 2018, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%, which became effective April 25, 2019. Additionally, the Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account such issuance, would not be less than 166%, at any time after the effective date. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce its asset coverage requirement to 150%, its leverage capacity and usage, and risks related to leverage. In addition, on August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. We may issue debt securities, preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

•Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% immediately after each issuance of senior securities. In accordance with the 1940 Act, on April 25, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%, effective April 25, 2019. The Board also approved a resolution that limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account such issuance, would not be less than 166%, at any time after the effective date. In addition, on August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we will be prohibited from issuing debt securities and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to shareholders or repurchase shares until such time as we satisfy this test.
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

Additional Common Stock. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2022 annual meeting of shareholders. However, in the event we change our position, we will seek requisite approval of our shareholders. See “-Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below NAV provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2022 annual meeting of shareholders. However, in the event we change our position, we will seek the requisite approval of our shareholders.
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

Legislative or other actions relating to taxes could have a negative effect on us. The rules governing U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation or regulations could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

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

Our service providers are currently impacted by operating restrictions enacted by governments and private businesses in response to COVID-19, which includes requiring employees to work from remote locations. Policies of extended periods of remote working could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit weaknesses in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist attacks, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest.  These events have created, and continue to create, economic and political uncertainties and have contributed to global economic instability.  Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic or global economy.  These events could create additional uncertainties, which may negatively affect the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition.  Losses from terrorist attacks and natural disasters are generally uninsurable.

The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries, contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide and various aspects thereof, including in prices of commodities. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. In late February 2022, Russia launched a large scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. In response to the military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (“SWIFT”), the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region.

The ramifications of the hostilities and sanctions, however, may not be limited to Russia and Russian companies but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies and have a negative effect on the Company’s investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and the companies in which the Company invests. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on the Company’s performance and the value of an investment in the Company.

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

Some of our debt investments will bear interest at variable rates and the interest income from these investments could be negatively affected by decreases in market interest rates. In addition, an increase in interest rates would make it more expensive for us to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital and could decrease the value of any investments we hold that earn fixed interest rates, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our securities less attractive than alternative investments, a situation which could reduce the value of our securities. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. A decrease in market interest rates may also adversely affect our returns on temporary investments, which would reduce our net investment income.  In addition, certain of our debt investments and debt liabilities may bear interest at fixed rates.  To the extent that our fixed rate assets and liabilities are not perfectly hedged, our net investment income may decrease based on changes in market interest rates.  An increase in market interest rates may also decrease the fair value of our fixed rate investments, as these may be less attractive securities in a rising rate environment.

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

We may not have the ability to make additional investments in our portfolio companies.  After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to that company or have the opportunity to increase our investment or make follow-on investments.  Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, or may reduce the expected return on the investment.

The interest rates of our loans to our portfolio companies, any LIBOR-linked securities, and other financial obligations that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.

The London Interbank Offered Rate (“LIBOR”) is an index rate that historically has been widely used in lending transactions and remains a common reference rate for setting the floating interest rate on private loans. LIBOR typically has been the reference rate used in floating-rate loans extended to our portfolio companies and, to some degree, is expected to continue to be used as a reference rate until such time that private markets have fully transitioned to using the Secured Overnight Financing Rate (“SOFR”), or other alternative reference rates recommended by applicable market regulators. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

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

Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates ("IBORs"). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.

On April 6, 2021, legislation was signed into law in the state of New York that provides that contracts, securities and instruments governed by New York law that reference USD LIBOR and that either lack benchmark fallback provisions or include ineffective benchmark fallback provisions in connection with USD LIBOR no longer being published or becoming non-representative, will, by operation of law, refer to a replacement benchmark rate based on SOFR. Despite the adoption of the New York legislation, successful legal challenges against the legislation may render it partially or wholly unconstitutional or unenforceable, e.g., based on other federal or state law grounds.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. For instance, if the LIBOR reference rate of our LIBOR-linked securities, loans, and other financial obligations is higher than an alternative reference rate, such as SOFR, on our alternative reference rate-linked portfolio investments, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new alternative reference rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in such situations, to negotiate modifications to credit agreements governing such instruments, in order to replace LIBOR with such alternative reference rate and to incorporate any conforming changes to applicable credit spreads or margins. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.

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

Certain loans that we make are either secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders, or in the case of unsecured subordinated debt, we have no lien at all on the assets. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, or in the case where we invest in unsecured subordinated debt, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically, the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender will control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral, subject to a negotiated “standstill period” after which we can initiate; (2) the nature, timing and conduct of foreclosure or other collection proceedings, subject to a negotiated “standstill period” after which we can initiate; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

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

Changes in healthcare laws and other regulations, or the enforcement or interpretation of such laws or regulations, applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations, or the enforcement or interpretation of such laws or regulations, applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

Additionally, because of the possibility of additional changes to healthcare laws and regulations under the current U.S. presidential administration, we cannot quantify or predict with any certainty the likely impact on our portfolio companies, our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation on certain of our portfolio companies, our business model, prospects, financial condition or results of operations.

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

The January 2026 Notes and the October 2026 Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Credit Facility.

Each of the January 2026 Notes and the October 2026 Notes (collectively, the “Notes”) are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred (including our Credit Facility) or may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of March 31, 2022, we had $205.0 million in outstanding indebtedness under our Credit Facility, which is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors (except for the assets held in SBIC I) and (2) 100.0% of the equity interests in the Company’s wholly owned subsidiaries.

The indenture under which the January 2026 Notes and the October 2026 Notes were issued contain limited protection for holders of the January 2026 Notes and the October 2026 Notes.

The respective indenture under which the January 2026 Notes and the October 2026 Notes were issued offer limited protection to holders of the January 2026 Notes and the October 2026 Notes. The terms of the respective indenture and the January 2026 Notes and the October 2026 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on the investment of the holders of the January 2026 Notes and the October 2026 Notes, respectively. In particular, the terms of the respective indenture and the January 2026 Notes and the October 2026 Notes will not place any restrictions on our or our subsidiaries’ ability to:

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

In addition, the respective indenture governing the January 2026 Notes and the October 2026 Notes will require us to make an offer to purchase the January 2026 Notes and the October 2026 Notes in connection with a change of control or any other event, respectively.

Furthermore, the terms of the respective indenture and the January 2026 Notes and the October 2026 Notes do not protect holders of the January 2026 Notes and the October 2026 Notes, respectively, in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures sooner than the January 2026 Notes and the October 2026 Notes), and take a number of other actions that are not limited by the terms of each of the January 2026 Notes and the October 2026 Notes may have important consequences for you as a holder of the January 2026 Notes and the October 2026 Notes, including making it more difficult for us to satisfy our obligations with respect to the January 2026 Notes and the October 2026 Notes or negatively affecting the market value of the January 2026 Notes and the October 2026 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the respective indenture and the January 2026 Notes and the October 2026 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the January 2026 Notes and the October 2026 Notes.

We may not be able to repurchase the January 2026 Notes and the October 2026 Notes upon a Change of Control Repurchase Event.

Upon a Change of Control Repurchase Event (as defined in the relevant indenture), holders of the January 2026 Notes and the October 2026 Notes may require us to repurchase for cash some or all of the January 2026 Notes and the October 2026 Notes, respectively, at a repurchase price equal to 100% of the aggregate principal amount of the January 2026 Notes and the October 2026 Notes, respectively, being repurchased, plus their respective accrued and unpaid interest to, but not including, the repurchase date. We may not be able to repurchase the January 2026 Notes and/or the October 2026 Notes upon a Change of Control Repurchase Event because we may not have sufficient funds. Before making any such repurchase of the January 2026 Notes or the October 2026 Notes, we would also have to comply with certain requirements under our Credit Facility, to the extent such requirements remain in effect at such time, or otherwise obtain consent from the lenders under our Credit Facility. The terms of our Credit Facility also provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. In addition, the occurrence of a Change of Control Repurchase Event enabling the holders of the January 2026 Notes and/or the October 2026 Notes to require the mandatory purchase of the January 2026 Notes and/or the October 2026 Notes, respectively, would likely constitute an event of default under our Credit Facility, entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. Our and our subsidiaries' future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered January 2026 Notes or the October 2026 Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the respective indenture governing the January 2026 Notes or the October 2026 Notes, respectively, and a cross-default under the agreements governing certain of our other indebtedness, including under the agreements governing our Credit Facility, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the January 2026 Notes or the October 2026 Notes exercise their respective right to require us to repurchase the

January 2026 Notes or the October 2026 Notes, respectively, upon a Change of Control Repurchase Event, the financial effect of any such repurchase could cause a default under our current and future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

While a trading market developed after issuing the January 2026 Notes and the October 2026 Notes, we cannot assure you that an active trading market for the January 2026 Notes and the October 2026 Notes will be maintained.

While a trading market developed after issuing the January 2026 Notes and the October 2026 Notes, we cannot assure you that an active and liquid market for the January 2026 Notes and the October 2026 Notes will be maintained. We do not intend to list the January 2026 Notes or the October 2026 Notes on any securities exchange or for quotation of the January 2026 Notes or the October 2026 Notes on any automated dealer quotation system. If the January 2026 Notes or the October 2026 Notes are traded after their initial issuance, they may trade at a discount to their public offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions, including the impact of COVID-19, or other relevant factors. The underwriters may discontinue any market-making in the January 2026 Notes or the October 2026 Notes at any time at their sole discretion. In addition, any market-making activity will be subject to limits imposed by law. Accordingly, we cannot assure you that a liquid trading market will be maintained for the January 2026 Notes and the October 2026 Notes, that holders will be able to sell their respective January 2026 Notes or October 2026 Notes at a particular time or that the price the holder receive when he or she sell will be favorable. To the extent an active trading market is not maintained, the liquidity and trading price for the January 2026 Notes and the October 2026 Notes may be adversely affected.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the January 2026 Notes and the October 2026 Notes.

Any default under the agreements governing our indebtedness, including a default under our Credit Facility, the respective indenture governing the January 2026 Notes and the October 2026 Notes, or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the January 2026 Notes and the October 2026 Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility, the January 2026 Notes and the October 2026 Notes), we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

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

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including the Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the lenders under the Credit Facility, the holders of the Notes, or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt. If we breach our covenants under the Credit Facility, the respective indenture governing the January 2026 Notes and the October 2026 Notes, or any of our other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders thereof. If this occurs, we would be in default under the Credit Facility, the Notes, the respective indenture governing the January 2026 Notes and the October 2026 Notes, or other debt, the lenders or holders could exercise rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the January 2026 Notes and the October 2026 Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

The January 2026 Notes are redeemable, in whole or in part, at any time at our option prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes are redeemable, in whole or in part, at any time at our option prior to July 1, 2026 at par plus a "make-whole" premium, and thereafter at par. We may choose to redeem the January 2026 Notes or the October 2026 Notes at times when prevailing interest rates are lower than the interest rate paid on the January 2026 Notes or the October 2026 Notes.

We currently pay dividends in cash. However, in the future we may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock.  Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the shareholders election) would satisfy the annual distribution requirement for a RIC. The IRS has issued a revenue procedure providing that a dividend payable in stock or in cash at the election of the shareholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. This 20% limitation has been temporarily reduced to 10% for distributions declared on or after November 1, 2021, and on or before June 30, 2022. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividends payable in stock.  If a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We do not own any real estate or other physical properties.  We maintain our offices at 8333 Douglas Avenue, Suite 1100, Dallas, Texas 7525, where we lease approximately 13,000 square feet of office space pursuant to a lease agreement expiring in September 2032. We believe that our offices are adequate to meet our current and expected future needs.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

SENIOR SECURITIES
Information about our senior securities is shown in the following table for the years ended March 31, 2022, 2021, 2020 2019, 2018 and 2017. The report of RSM US LLP, our independent registered public accountants for the fiscal years ended March 31, 2022, 2021, 2020, 2019 and 2018, on the senior securities table as of March 31, 2022, 2021, 2020, 2019 and 2018 is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
	(dollars in thousands)
Credit Facility
2022	$205,000	1.93	—	N/A
2021	120,000	1.87	—	N/A
2020	154,000	1.89	—	N/A
2019	141,000	2.49	—	N/A
2018	40,000	4.16	—	N/A
2017	25,000	12.40	—	N/A
December 2022 Notes
2022	$—	—	—	$—
2021	—	—	—	—
2020	77,136	1.89	—	22.01
2019	77,136	2.49	—	25.50
2018	57,500	4.16	—	25.40
2017	—	—	—	N/A
October 2024 Notes
2022	$—	—	—	N/A
2021	125,000	1.87	—	N/A
2020	75,000	1.89	—	N/A
2019	—	—	—	N/A
2018	—	—	—	N/A
2017	—	—	—	N/A
January 2026 Notes
2022	$140,000	1.93	—	N/A
2021	140,000	1.87	—	N/A
2020	—	—	—	N/A
2019	—	—	—	N/A
2018	—	—	—	N/A
2017	—	—	—	N/A
October 2026 Notes
2022	$150,000	1.93	—	N/A

(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. On August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of CSWC from the definition of senior securities in the asset coverage requirement applicable to CSWC under the 1940 Act.
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “-” indicates information which the SEC expressly does not required to be disclosed for certain types of senior securities.
(4)Average market value per unit for our Credit Facility, October 2024 Notes, January 2026 Notes and October 2026 Notes is not applicable because these are not registered for public trading.

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

		Price Range
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)
Year ending March 31, 2023
First Quarter (through May 20, 2022)	*	$24.40	$21.21	*	*
Year ended March 31, 2022
Fourth Quarter	$16.86	$26.61	$22.78	57.83%	35.11%
Third Quarter	16.19	28.41	23.75	75.48	46.70
Second Quarter	16.36	28.33	23.28	73.17	42.30
First Quarter	16.58	28.10	22.16	69.48	33.66
Year ended March 31, 2021
Fourth Quarter	$16.01	$22.75	$17.55	42.10%	9.62%
Third Quarter	15.74	17.98	12.63	14.23	(19.76)
Second Quarter	15.36	15.20	12.32	(1.04)	(19.79)
First Quarter	14.95	16.02	8.76	7.16	(41.40)

(1)NAV per share, is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated as the respective high or low share price divided by NAV and subtracting 1.
*Not determinable at the time of filing.

Our common stock is traded on The Nasdaq Global Select Market under the symbol “CSWC.” On May 20, 2022, there were approximately 340 holders of record of our common stock, which did not include shareholders for whom shares are held in "nominee" or "street name."

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

We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our shareholders of any retained net capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business —Material U.S. Federal Income Tax Considerations” included in Item 1 of Part I of this Annual Report for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our shareholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. Our ability to make distributions in the future may be limited by our Credit Facility, the indentures governing each of our January 2026 Notes and our October 2026 Notes and the 1940 Act. For a more detailed discussion, see “Business — Election to be Regulated as a Business Development Company – Regulation as a Business Development Company,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 5” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the year ended March 31, 2022, the Company did not repurchase any shares under the share repurchase program.

The following table provides information regarding purchases of our common stock during the year ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2021 (1)	6,056	$23.60	—	$—
May 1 through May 31, 2021	—	—	—	—
June 1 through June 30, 2021 (1)	14,394	27.63	—	—
July 1 through July 31, 2021	—	—	—	—
August 1 through August 31, 2021 (1)	182	26.40	—	—
September 1 through September 30, 2021	—	—	—	—
October 1 through October 31, 2021	—	—	—	—
November 1 through November 30, 2021 (1)	31,492	27.38	—	—
December 1 through December 31, 2021	—	—	—	—
January 1 through January 31, 2022	—	—	—	—
February 1 through February 28, 2022	—	—	—	—
March 1 through March 31, 2022	—	—	—	—
Total	52,124	$27.01	—	$—

(1)Represents shares of common stock withheld upon vesting of restricted stock to cover withholding tax obligations.
(2)On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company shall cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the year ended March 31, 2022, the Company did not repurchase any shares under the share repurchase program.

Performance Graph

The following graph compares our cumulative total shareholder return during the last five years (based on the market price of our common stock and assuming reinvestment of all dividends, prior to any tax effect) with the Russell 2000 Total Return Index, the S&P BDC Index and the KBW Regional Bank Total Return Index. The graph assumes initial investment of $100 on March 31, 2017 and reinvestment of dividends. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be "soliciting material" or to be filed with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Item 6.     [Reserved]

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We primarily target senior debt and equity investments in LMM companies, and opportunistically target first and second lien loans in UMM companies.  Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) generally between $3.0 million and $20.0 million, and our LMM investments generally range in size from $5.0 million to $35.0 million. Our UMM investments generally include first and second lien loans in companies with EBITDA generally greater than $20.0 million, and our UMM investments typically range in size from $5.0 million to $20.0 million.

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

Since the Share Distribution on September 30, 2015 through March 31, 2022, our exited investments resulted in total proceeds received of approximately $694.4 million and a weighted average internal rate of return to the Company of approximately 14.4% (based on original cash invested of approximately $639.2 million). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized.

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms which are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the years ended March 31, 2022, 2021 and 2020, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 2.20%, 2.42% and 2.76%, respectively.

Recent COVID-19 Developments

We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continued fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments and other private businesses, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of March 31, 2022 and 2021, our investment portfolio at fair value represented approximately 96.2% and 93.6% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of March 31, 2022 and 2021 reflects fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan. In accordance with our valuation policy, accrued interest and dividend income is evaluated periodically for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding ability to service debt or other obligations, it will be restored to accrual basis. As of March 31, 2022, we had three investments on non-accrual status, which represent approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost. As of March 31, 2021, we did not have any investments on non-accrual status.

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

In November 2020, the SEC issued a final rule that modernized and simplifies Management's Discussion and Analysis and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance will be required for the registrants' fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company adopted the Amendments for the year ended March 31, 2022 and there were no material changes to the consolidated financial statement or its disclosures.

INVESTMENT PORTFOLIO COMPOSITION

The total value of our investment portfolio was $936.6 million as of March 31, 2022, as compared to $688.4 million as of March 31, 2021. As of March 31, 2022, we had investments in 73 portfolio companies with an aggregate cost of $938.3 million. As of March 31, 2021, we had investments in 55 portfolio companies with an aggregate cost of $703.6 million.

As of March 31, 2022 and 2021, approximately $772.7 million, or 97.3%, and $546.6 million, or 95.5%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% were subject to contractual minimum interest rates. As of March 31, 2022 and 2021, the weighted average contractual minimum interest rate is 1.08% and 1.30%, respectively. As of March 31, 2022 and 2021, approximately $21.1 million, or 2.7%, and $26.0 million, or 4.5%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in portfolio companies as of March 31, 2022 and 2021 (excluding our investment in I-45 SLF LLC):

	March 31, 2022	March 31, 2021
	(dollars in thousands)
Number of portfolio companies (a)	72	54
Fair value	$879,011	$631,274
Cost	$862,303	$630,757
% of portfolio at cost - debt	90.3%	90.7%
% of portfolio at cost - equity	9.7%	9.3%
% of debt investments at cost secured by first lien	84.2%	83.0%
Weighted average annual effective yield (b)	9.3%	10.8%
Weighted average EBITDA (c)	$20,889	$16,960
Weighted average leverage through CSWC security (c)(d)	4.0x	4.1x

(a)At March 31, 2022 and 2021, we had equity ownership in approximately 56.9% and 53.7%, respectively, of our investments.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2022 and 2021, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. As of March 31, 2022, there were three investments on non-accrual status. As of March 31, 2021, we did not have any investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the year ended March 31, 2022, three portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2021, six portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(d)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the year ended March 31, 2022, three portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2021, six portfolio companies are excluded from this calculation.

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

As the COVID-19 pandemic continues to evolve, we are maintaining close communications with our portfolio companies to assess and manage potential risks across our debt investment portfolio. We have also increased oversight of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of March 31, 2022 and 2021:

	As of March 31, 2022
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$124,192	15.6%
2	632,675	79.7
3	36,648	4.6
4	319	0.1
Total	$793,834	100.0%

	As of March 31, 2021
	Debt
	Investments at	Percentage of
Investment Rating	Fair Value	Debt Portfolio
	(dollars in thousands)
1	$58,466	10.2%
2	461,239	80.6
3	52,909	9.2
4	—	—
Total	$572,614	100.0%

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

As of March 31, 2022, we had three debt investments on non-accrual status, which represents approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost. As of March 31, 2021, we did not have any investments on non-accrual status.

Investment Activity

During the year ended March 31, 2022, we made new debt investments in 34 portfolio companies totaling $412.2 million, follow-on debt investments in fourteen portfolio companies totaling $46.2 million, and equity investments in 15 new and six existing portfolio companies totaling $15.0 million. We also funded $3.2 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $16.0 million and full prepayments of approximately $241.2 million. We funded $22.6 million on revolving loans and received $9.1 million in repayments on revolving loans. In addition, we received proceeds from sales of equity investments totaling $11.9 million.

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

Total portfolio investment activity for the years ended March 31, 2022 and 2021 was as follows (in thousands):

Year ended March 31, 2022	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity & Warrants	Financial Instruments	I-45 SLF LLC	Total
Fair value, beginning of period	$524,161	$36,919	$11,534	$58,660	$—	$57,158	$688,432
New investments	462,032	18,669	318	14,999	—	3,200	499,218
Proceeds from sales of investments	—	(53)	—	(11,881)	—	—	(11,934)
Principal repayments received	(247,538)	(7,223)	(11,521)	—	—	—	(266,282)
Conversion of security	(4,683)	5,208	—	(525)	—	—	—
PIK interest capitalized	2,455	1,217	518	—	—	—	4,190
Accretion of loan discounts	2,726	233	46	—	—	—	3,005
Realized (loss) gain	(67)	(2,274)	46	8,845	—	—	6,550
Unrealized gain (loss)	786	(51)	376	15,079	—	(2,755)	13,435
Fair value, end of period	$739,872	$52,645	$1,317	$85,177	$—	$57,603	$936,614
Weighted average yield on debt investments at end of period							9.30%
Weighted average yield on total investments at end of period							9.01%

Year ended March 31, 2021	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity & Warrants	Financial Instruments	I-45 SLF LLC	Total
Fair value, beginning of period	$427,447	$37,139	$9,747	$38,979	$—	$39,760	$553,072
New investments	197,237	—	516	8,796	—	12,800	219,349
Proceeds from sales of investments	—	—	—	(9,841)	—	—	(9,841)
Principal repayments received	(98,567)	(250)	—	—	—	(8,000)	(106,817)
Conversion of security	(9,692)	778	—	8,914	—	—	—
PIK interest capitalized	5,919	899	1,062	—	—	—	7,880
Accretion of loan discounts	2,125	192	30	—	—	—	2,347
Realized gain	(13,581)	—	—	6,549	(1,517)	—	(8,549)
Unrealized gain (loss)	13,273	(1,839)	179	5,263	1,517	12,598	30,991
Fair value, end of period	$524,161	$36,919	$11,534	$58,660	$—	$57,158	$688,432
Weighted average yield on debt investments at end of period							10.76%
Weighted average yield on total investments at end of period							10.22%

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase (decrease) in net assets from operations” and consists of four elements.  The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes.  The second element is “Net realized gain (loss) on investments, net of tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost.  The third element is the “Net change in unrealized appreciation on investments, net of tax” which is the net change in the market or fair value of our investment portfolio, compared with stated cost.  It should be noted that the “Net realized gain (loss) on investments, net of tax” and “Net change in unrealized appreciation on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.”  Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized loss on extinguishment of debt,” which is the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs and any "make-whole" premium payable at the time of the debt extinguishment.

Set forth below is a comparison of the results of operations for the years ended March 31, 2022 and 2021. For the comparison of the results of operations for the years ended March 31, 2021 and 2020, see the Company's Annual Report on Form 10-K for the year ended March 31, 2021, which was filed with the SEC on May 26, 2021, located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Comparison of years ended March 31, 2022 and March 31, 2021

	Year ended March 31,		Net Change
	2022	2021	Amount	%
	(in thousands)
Total investment income	$82,215	$68,062	$14,153	20.8%
Interest expense	(19,924)	(17,941)	(1,983)	11.1%
Other operating expenses	(18,989)	(16,008)	(2,981)	18.6%
Income before taxes	43,302	34,113	9,189	26.9%
Income tax provision	615	2,442	(1,827)	(74.8)%
Net investment income	42,687	31,671	11,016	34.8%
Net realized gain (loss) on investments, net of tax	5,834	(8,536)	14,370	168.3%
Net unrealized appreciation on investments, net of tax	11,467	28,755	(17,288)	(60.1)%
Realized loss on extinguishment of debt	(17,087)	(1,007)	(16,080)	1,596.8%
Realized loss on disposal of fixed assets	(86)	—	(86)	100.0%
Net increase in net assets from operations	$42,815	$50,883	$(8,068)	(15.9)%

Investment Income

Total investment income consisted of interest, dividend, fee and other income for each applicable period. For the year ended March 31, 2022, total investment income was $82.2 million, a $14.2 million, or 20.8%, increase as compared to total investment income of $68.1 million for the year ended March 31, 2021.  The increase was primarily due to a $12.2 million, or 21.6%, increase in interest income generated from our debt investments, which was a result of a 37.8% increase in the cost basis of debt investments held from $582.2 million to $802.3 million year-over-year, and an increase of $2.1 million in prepayment fees received in the current year.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation), and general and administrative expenses.

Interest and Fees on our Borrowings

For the year ended March 31, 2022, total interest expense was $19.9 million, an increase of $2.0 million, as compared to the total interest expense of $17.9 million for the year ended March 31, 2021. The increase was primarily attributable to an increase in average borrowings outstanding, partially offset by a decrease in the weighted average interest rate on our total debt to 3.58% from 4.41% for the years ended March 31, 2022 and 2021, respectively. The decrease in the weighted average interest rate on our total debt was primarily due to the full redemption of the $140 million in aggregate principal amount of the October 2024 Notes, which had an interest rate of 5.375%, and the issuance of the $150 million in aggregate principal amount of the October 2026 Notes, which have an interest rate of 3.375%.

Salaries, General and Administrative Expenses

For the year ended March 31, 2022, total employee compensation expense (including both cash and share-based compensation) was $12.4 million, a $1.7 million, or 16.1%, increase over total employee compensation expense of $10.7 million for the year ended March 31, 2021. The increase was primarily due to an increase in accrued bonus compensation for the current year based on the Company's performance compared to its plan. For the year ended March 31, 2022, our total general and administrative expense was $6.6 million, an increase of $1.3 million as compared to the total general and administrative expense of $5.3 million for the year ended March 31, 2021. The increase was primarily due to an increase in director compensation and the addition of a new independent board member. In addition, the increase was attributable to increased costs related to insurance, valuation and employee recruiting during the current year.

Net Investment Income

For the year ended March 31, 2022, net investment income increased from the prior year by $11.0 million, or 34.8%, to $42.7 million as a result of a $14.2 million increase in total investment income and a $1.8 million decrease in income tax provision, offset by a $2.0 million increase in interest expense.

Net Realized and Unrealized Gains (Losses) on Investments

During the fiscal year ended March 31, 2022, we recognized net realized and unrealized gains totaling $17.3 million, which primarily consisted of net realized and unrealized gains on equity investments of $24.0 million, partially offset by net realized and unrealized losses on I-45 SLF LLC of $2.8 million and on debt investments of $0.5 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded an income tax provision related to realized gains on investments of $1.4 million and net unrealized depreciation related to deferred tax of $2.0 million associated with the Taxable Subsidiary.

During the fiscal year ended March 31, 2021, we recognized net realized and unrealized gains totaling $20.2 million, which primarily consisted of net realized and unrealized gains on I-45 SLF LLC of $12.6 million and on equity investments of $11.8 million, partially offset by realized and unrealized losses on debt investments of $2.0 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $2.2 million.

Realized Losses on Extinguishment of Debt

During the fiscal years ended March 31, 2022 and 2021, we recognized losses on extinguishment of debt of $17.1 million and $1.0 million, respectively, due to the full redemption of the October 2024 Notes and the December 2022 Notes, respectively.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from cash flows from operations, the net proceeds of public offerings of debt and equity securities, advances from the Credit Facility, and our continued access to SBA Debentures. Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months. We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our Credit Facility and future issuances of debt and equity on terms we believe are favorable to the Company and our shareholders (including the Equity ATM Program, as described below). Our primary uses of funds will be investments in portfolio companies and operating expenses. Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. As the impact of COVID-19 continues to evolve, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This “Financial Liquidity and Capital Resources” section should be read in conjunction with “Recent COVID-19 Developments” above, as well as with the notes of our consolidated financial statements.

Cash Flows

At March 31, 2022, the Company had cash and cash equivalents of approximately $11.4 million. For the year ended March 31, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $20.2 million. During that period, our operating activities used $182.7 million in cash, consisting primarily of new portfolio investments of $499.2 million, partially offset by $259.2 million of repayments received from debt investments in portfolio companies and $11.9 million of proceeds from sales of equity investments. In addition, our financing activities increased cash by $164.5 million, consisting primarily of net borrowings under the Credit Facility of $85.0 million, net proceeds from the issuance of the October 2026 Notes of $146.4 million, net proceeds from the issuance of SBA Debentures of $39.0 million and net proceeds from the offering of our common stock of $98.1 million, partially offset by the redemption of the October 2024 Notes of $125.0 million and cash dividends paid in the amount of $58.6 million.

At March 31, 2021, the Company had cash and cash equivalents of approximately $31.6 million. For the year ended March 31, 2021, we experienced a net increase in cash and cash equivalents in the amount of $17.9 million. During that period, our operating activities used $68.3 million in cash, consisting primarily of new portfolio investments of $219.3 million, partially offset by $97.6 million of repayments received from debt investments in portfolio companies and $17.8 million of proceeds from sales of equity investments. In addition, our financing activities increased cash by $86.1 million, consisting primarily of net proceeds from the issuance of additional October 2024 Notes of $49.0 million, net proceeds from the issuance of the January 2026 Notes of $138.6 million and net proceeds from the offering of our common stock of $50.4 million, partially offset by the redemption of the December 2022 Notes of $77.1 million, net repayments under the Credit Facility of $34.0 million and cash dividends paid in the amount of $39.9 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of March 31, 2022, the Company’s asset coverage was 193%.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of March 31, 2022, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At March 31, 2022, CSWC had $205.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $6.2 million, $6.8 million and $8.3 million respectively, for the years ended March 31, 2022, 2021 and 2020. The weighted average interest rate on the Credit Facility was 2.50% and 3.05%, respectively, for the years ended March 31, 2022 and 2021. Average borrowings for the years ended March 31, 2022 and 2021 were $173.5 million and $166.0 million, respectively. As of March 31, 2022 and 2021, CSWC was in compliance with all financial covenants under the Credit Facility.

December 2022 Notes

In December 2017, the Company issued $57.5 million in aggregate principal amount, including the underwriters’ full exercise of their option to purchase additional principal amounts to cover over-allotments, of 5.95% Notes due 2022 (the “December 2022 Notes”). The December 2022 Notes bore interest at a rate of 5.95% per year.

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

October 2024 Notes

In September 2019, the Company issued $65.0 million in aggregate principal amount of 5.375% Notes due 2024 (the “Existing October 2024 Notes”). In October 2019, the Company issued an additional $10.0 million in aggregate principal amount of the October 2024 Notes (the "Additional October 2024 Notes"). In August 2020, the Company issued an additional $50.0 million in aggregate principal amount of the October 2024 Notes (the "New Notes" together with the Existing October 2024 Notes and the Additional October 2024 Notes, the "October 2024 Notes"). The Additional October 2024 Notes and the New Notes were treated as a single series with the Existing October 2024 Notes under the indenture and had the same terms as the Existing October 2024 Notes. The maturity date of the October 2024 Notes was October 1, 2024 and were redeemable in whole or in part at any time prior to July 1, 2024, at par plus a “make-whole” premium, and thereafter at par. The October 2024 Notes bore interest at a rate of 5.375% per year.

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

The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $3.6 million, $6.3 million and $2.2 million, respectively, for the years ended March 31, 2022, 2021 and 2020. From April 1, 2021 through September 24, 2021 (the redemption date of the October 2024 Notes), average borrowings were $125.0 million. For the year ended March 31, 2021, average borrowings were $106.1 million. The October 2024 Notes had a weighted average effective yield of 5.375%.

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "Existing January 2026 Notes"). The Existing January 2026 Notes were issued at par. In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes (the "Additional January 2026 Notes" together with the Existing January 2026 Notes, the "January 2026 Notes"). The Additional January 2026 Notes were issued at a price of 102.11% of the aggregate principal amount of the Additional January 2026 Notes, resulting in a yield-to-maturity of approximately 4.0% at issuance. The Additional January 2026 Notes are treated as a single series with the Existing January 2026 Notes under the indenture and had the same terms as the Existing January 2026 Notes. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility and the SBA Debentures.

As of March 31, 2022, the carrying amount of the January 2026 Notes was $138.7 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of March 31, 2022, the fair value of the January 2026 Notes was $129.2 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $6.7 million and $1.2 million, respectively, for the years ended March 31, 2022 and 2021. For the year ended March 31, 2022, average borrowings were $140.0 million. Since the issuance of the January 2026 Notes on December 29, 2020 through March 31, 2021, average borrowings were $99.5 million.

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

In addition, holders of the January 2026 Notes can require the Company to repurchase some or all of the January 2026 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the third supplemental indenture relating to the January 2026 Notes.

October 2026 Notes

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "Existing October 2026 Notes"). The Existing October 2026 Notes were issued at a price of 99.418% of the aggregate principal amount of the Existing October 2026 Notes, resulting in a yield-to-maturity of 3.5%. In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes (the "Additional October 2026 Notes"

together with the Existing October 2026 Notes, the "October 2026 Notes"). The Additional October 2026 Notes were issued at a price of 99.993% of the aggregate principal amount, resulting in a yield-to-maturity of approximately 3.375% at issuance. The Additional October 2026 Notes are treated as a single series with the Existing October 2026 Notes under the indenture and had the same terms as the Existing October 2026 Notes. The October 2026 Notes mature on October 1, 2026 and may be redeemed in whole or in part at any time prior to July 1, 2026, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes bear interest at a rate of 3.375% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The October 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility and the SBA Debentures.

As of March 31, 2022, the carrying amount of the October 2026 Notes was $146.5 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of March 31, 2022, the fair value of the October 2026 Notes was $139.1 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $3.1 million for the year ended March 31, 2022. Since the issuance of the October 2026 Notes on August 27, 2021 through March 31, 2022, average borrowings were $132.9 million.

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

In addition, holders of the October 2026 Notes can require the Company to repurchase some or all of the October 2026 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the fourth supplemental indenture relating to the October 2026 Notes.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. As of March 31, 2022, SBIC I had regulatory capital of $40.0 million and approved and unused SBA Debenture commitments of $40.0 million. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations.

As of March 31, 2022, the carrying amount of SBA Debentures was $38.4 million on an aggregate principal amount of $40.0 million. As of March 31, 2022, the fair value of the SBA Debentures was $38.6 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC Topic 820. The Company recognized interest expense and related fees related to SBA Debentures of $0.3 million for the year ended March 31, 2022. The weighted average interest rate on the SBA Debentures was 1.30% for the year ended March 31, 2022. For the year ended March 31, 2022, average borrowings were $17.0 million.

As of March 31, 2022, the Company's issued and outstanding SBA Debentures mature as follows:

Pooling Date	Maturity Date	Fixed Interest Rate	March 31, 2022
9/22/21	9/1/2031	1.575%	$15,000,000
3/23/22	3/1/2032	3.209%	25,000,000
			$40,000,000
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

On July 28, 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated.

During the year ended March 31, 2022, the Company did not repurchase any shares under the share repurchase program. Cumulative to date, we have repurchased a total of 840,543 shares of our common stock in the open market under a share repurchase program, at an average price of $11.85, including commissions paid.

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

During the year ended March 31, 2022, the Company sold 3,872,031 shares of its common stock under the Equity ATM Program at a weighted-average price of $25.73 per share, raising $99.6 million of gross proceeds. Net proceeds were $98.1 million, after deducting commissions to the sales agents on shares sold. Cumulative to date, the Company has sold 8,177,660 shares of its common stock under the Equity ATM Program at a weighted-average price of $22.44, raising $183.5 million of gross proceeds. Net proceeds were $180.3 million after commissions to the sales agents on shares sold. As of March 31, 2022, the Company has $66.5 million available under the Equity ATM Program.

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

At March 31, 2022 and 2021, we had a total of approximately $134.3 million and $45.4 million, respectively, in currently unfunded commitments (as discussed in Note 11 to the Consolidated Financial Statements). As of March 31, 2022, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2022 and 2021, we had $4.0 million and $3.5 million, respectively, in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.3 million expire in August 2022, $0.4 million expire in February 2023, $0.2 million expire in April 2023, and $3.1 million expire in May 2023. As of March 31, 2022 and March 31, 2021, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of March 31, 2022, the Company had cash and cash equivalents of $11.4 million and $126.3 million in available borrowings under the Credit Facility.

Contractual Obligations

As shown below, we had the following contractual obligations as of March 31, 2022.  For information on our unfunded investment commitments, see Note 11 of the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(In thousands)
		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$4,430	$167	$822	$863	$2,578
Credit Facility (1)	225,972	4,811	9,636	211,525	—
January 2026 Notes (2)	165,200	6,300	12,600	146,300	—
October 2026 Notes (2)	175,791	5,541	12,656	157,594	—
Total	$571,393	$16,819	$35,714	$516,282	$2,578

(1)Amounts include interest payments calculated at an average rate of 2.50% of outstanding Credit Facility borrowings, which were $205.0 million as of March 31, 2022.
(2)Includes interest payments.

RECENT DEVELOPMENTS

On April 21, 2021, the Board of Directors declared a quarterly dividend of $0.48 per share and a special dividend of $0.15 per share for the quarter ended June 30, 2022. The record date for the dividend is June 15, 2022. The payment date for the dividend is June 30, 2022.

On May 11, 2022, CSWC entered into Amendment No. 2 (the "Amendment") to the Credit Agreement. The Amendment changed the benchmark interest rate from LIBOR to Term SOFR. In addition, on May 11, 2022, CSWC entered into an Incremental Commitment Agreement, pursuant to which the total commitments under the Credit Agreement increased from $335 million to $380 million.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk. Market risk includes risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including the impact of COVID-19 and any new variants of COVID-19; overall market changes, including an increase in market volatility due to COVID-19; legislative reform; local, regional, national or global political, social or economic instability; and interest rate volatility, including the decommissioning of LIBOR.

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent our debt investments include floating interest rates. A large portion of our portfolio is comprised of floating rate investments that utilize LIBOR or an alternative rate. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our gross investment income as indicated below. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and, most recently, in May 2022, raised interest rates by 0.50% and indicated that it would raise rates at each of the remaining meetings in 2022. See “Risk Factors — Changes in interest rates may affect our cost of capital the value of investments and net investment income,” “Risk Factors — The interest rates of our loans to our portfolio companies, any LIBOR-linked securities, and other financial obligations that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR” and “Risk Factors — The interest rates of our loans to our portfolio companies, any LIBOR-linked securities, and other financial obligations that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR” for more information.

Our interest expenses will also be affected by changes in the published LIBOR rate in connection with our Credit Facility. The interest rates on the October 2026 Notes, the January 2026 Notes and SBA Debentures are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2022, we were not a party to any hedging arrangements.

As of March 31, 2022, approximately 97.3% of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% were subject to contractual minimum interest rates. Based on interest rates at March 31, 2022, a hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $5.2 million, or $0.21 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could increase our net investment income by a maximum of $2.5 million, or $0.10 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable LIBOR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capital Southwest Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Capital Southwest Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of March 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes to the consolidated financial statements, and the Schedule of Investments in and Advances to Affiliates of the Company listed in Schedule 12-14 for the year ended March 31, 2022 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of their operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related Schedule of Investments in and Advances to Affiliates, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of March 31, 2022 and 2021, by correspondence with the custodians and/or brokers or the underlying investee. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Evaluation of the fair value of investments using significant unobservable inputs and assumptions

At March 31, 2022, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $936.614 million. Management determines, and the Board of Directors approves, the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 4 to the financial statements. We identified the evaluation of the fair value of investments using significant unobservable inputs and assumptions as a critical audit matter. Auditing the fair value of the Company’s Level 3 investments is complex, as the unobservable inputs and assumptions used by the Company are highly judgmental and could have a significant effect on the fair value measurements of such investments. Changes in these techniques, inputs and assumptions could have a significant impact on the fair value of investments.

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

Chicago, Illinois
May 24, 2022

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands except share and per share data)

	March 31,	March 31,
	2022	2021
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $721,392 and $540,556, respectively)	$747,132	$546,028
Affiliate investments (Cost: $140,911 and $90,201, respectively)	131,879	85,246
Control investments (Cost: $76,000 and $72,800, respectively)	57,603	57,158
Total investments (Cost: $938,303 and $703,557, respectively)	936,614	688,432
Cash and cash equivalents	11,431	31,613
Receivables:
Dividends and interest	12,106	10,533
Escrow	1,344	1,150
Other	2,238	171
Income tax receivable	158	155
Debt issuance costs (net of accumulated amortization of $4,573 and $3,582, respectively)	4,038	2,246
Other assets	6,028	1,284
Total assets	$973,957	$735,584

Liabilities
SBA Debentures (Par value: $40,000 and $0, respectively)	$38,352	$—
October 2024 Notes (Par value: $0 and $125,000, respectively)	—	122,879
January 2026 Notes (Par value: $140,000 and $140,000, respectively)	138,714	138,425
October 2026 Notes (Par value: $150,000 and $0, respectively)	146,522	—
Credit facility	205,000	120,000
Other liabilities	14,808	11,655
Accrued restoration plan liability	2,707	2,979
Income tax payable	1,240	50
Deferred income taxes	5,747	3,345
Total liabilities	$553,090	$399,333

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 27,298,032 shares at March 31, 2022 and 23,344,836 shares at March 31, 2021	$6,825	$5,836
Additional paid-in capital	448,235	356,447
Total distributable earnings	(10,256)	(2,095)
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	420,867	336,251
Total liabilities and net assets	$973,957	$735,584
Net asset value per share (24,958,520 shares outstanding at March 31, 2022 and 21,005,324 shares outstanding at March 31, 2021)	$16.86	$16.01

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	Years Ended March 31,
	2022	2021	2020
Investment income:
Interest income:
Non-control/Non-affiliate investments	$58,136	$42,880	$36,843
Affiliate investments	7,122	6,126	7,708
Control investments	—	—	265
Payment-in-kind interest income:
Non-control/Non-affiliate investments	2,051	4,268	1,251
Affiliate investments	1,160	3,018	851
Control investments	—	—	—
Dividend income:
Non-control/Non-affiliate investments	1,654	1,752	166
Affiliate investments	28	33	141
Control investments	6,720	6,609	12,136
Fee income:
Non-control/Non-affiliate investments	4,833	3,233	1,090
Affiliate investments	494	122	143
Control investments	—	—	1,359
Other income	17	21	86
Total investment income	82,215	68,062	62,039
Operating expenses:
Compensation	8,838	7,756	7,310
Share-based compensation	3,585	2,944	2,853
Interest	19,924	17,941	15,836
Professional fees	2,489	2,193	2,029
General and administrative	4,077	3,115	3,717
Total operating expenses	38,913	33,949	31,745
Income before taxes	43,302	34,113	30,294
Federal income, excise and other taxes	181	637	1,380
Deferred taxes	434	1,805	682
Total income tax provision (benefit)	615	2,442	2,062
Net investment income	$42,687	$31,671	$28,232
Realized gain (loss)
Non-control/Non-affiliate investments	$7,136	$(6,908)	$1,335
Affiliate investments	140	(1,628)	57
Control investments	—	—	44,300
Taxes on deemed distribution of long-term capital gains	—	—	(3,461)
Income tax provision	(1,442)	—	—
Total net realized gain (loss) on investments, net of tax	5,834	(8,536)	42,231
Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	20,940	21,218	(14,250)
Affiliate investments	(4,750)	(2,825)	(4,320)
Control investments	(2,755)	12,598	(73,561)
Income tax (provision) benefit	(1,968)	(2,236)	(683)
Total net unrealized appreciation (depreciation) on investments, net of tax	11,467	28,755	(92,814)
Net realized and unrealized gains (losses) on investments	17,301	20,219	(50,583)
Realized loss on extinguishment of debt	(17,087)	(1,007)	—
Realized loss on disposal of fixed assets	(86)	—	—
Net increase (decrease) in net assets from operations	$42,815	$50,883	$(22,351)

Pre-tax net investment income per share - basic and diluted	$1.90	$1.79	$1.68
Net investment income per share - basic and diluted	$1.87	$1.66	$1.57
Net increase (decrease) in net assets from operations - basic and diluted	$1.87	$2.67	$(1.24)
Weighted average shares outstanding – basic and diluted	22,839,835	19,060,131	17,999,836
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands)

	Years Ended March 31,
	2022	2021	2020
Operations:
Net investment income	$42,687	$31,671	$28,232
Net realized gain (loss) on investments	5,834	(8,536)	45,692
Taxes on deemed distribution of long-term capital gains	—	—	(3,461)
Net unrealized appreciation (depreciation) on investments, net of tax	11,467	28,755	(92,814)
Realized loss on extinguishment of debt	(17,087)	(1,007)	—
Realized loss on disposal of fixed assets	(86)	—	—
Net increase (decrease) in net assets from operations	42,815	50,883	(22,351)
Dividends to shareholders	(58,624)	(39,945)	(50,343)
Capital share transactions:
Change in restoration plan liability	141	(7)	(91)
Issuance of common stock	98,107	50,393	25,819
Share-based compensation expense	3,585	2,944	2,853
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,408)	(239)	(419)
Repurchase of common stock	—	—	(9,209)
Increase (decrease) in net assets	84,616	64,029	(53,741)
Net assets, beginning of year	336,251	272,222	325,963
Net assets, end of year	$420,867	$336,251	$272,222

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2022	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$42,815	$50,883	$(22,351)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(499,218)	(219,349)	(196,606)
Proceeds from sales and repayments of debt investments in portfolio companies	259,158	97,589	67,794
Proceeds from sales and return of capital of equity investments in portfolio companies	11,881	17,841	55,960
Payment of accreted original issue discounts	3,692	1,228	788
Payment of accrued payment-in-kind interest	3,485	—	—
Depreciation and amortization	2,230	1,967	2,405
Net pension benefit	(132)	(110)	(82)
Realized (gain) loss on investments before income tax	(6,617)	8,549	(46,084)
Realized loss on extinguishment of debt	17,103	1,007	—
Realized loss on disposal of fixed assets	86	—	—
Taxes payable on deemed distribution of long-term capital gains	—	—	3,461
Net unrealized (appreciation) depreciation on investments	(13,435)	(30,991)	92,131
Accretion of discounts on investments	(3,005)	(2,347)	(1,938)
Payment-in-kind interest and dividends	(4,190)	(7,880)	(2,079)
Stock option and restricted awards expense	3,585	2,944	2,853
Deferred income taxes	2,402	3,784	1,368
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(1,539)	(144)	(1,137)
(Increase) decrease in escrow receivables	(159)	493	111
(Increase) decrease in tax receivable	(4)	(8)	36
(Increase) decrease in other receivables	(2,067)	(119)	910
(Increase) decrease in other assets	(3,090)	95	(644)
Increase (decrease) in other liabilities	3,153	6,779	(543)
Increase (decrease) in payable for unsettled transaction	—	—	(1,158)
Increase (decrease) in taxes payable	1,191	(463)	(3142)
Net cash used in operating activities	(182,675)	(68,252)	(47,947)
Cash flows from investing activities
Acquisition of fixed assets	(1,995)	—	—
Net cash used in investing activities	(1,995)	—	—
Cash flows from financing activities
Proceeds from common stock offering	98,141	50,410	26,084
Equity offering costs paid	—	—	(105)
Borrowings under credit facility	315,000	182,000	132,000
Repayments of credit facility	(230,000)	(216,000)	(119,000)
Debt issuance costs paid	(3,865)	(540)	(742)
Proceeds from issuance of SBA Debentures	39,026	—	—
Proceeds from issuance of October 2024 Notes	—	49,000	73,500
Proceeds from issuance of January 2026 Notes	—	138,571	—
Proceeds from issuance of October 2026 Notes	146,414	—	—
Redemption of December 2022 Notes	—	(77,136)	—
Redemption of October 2024 Notes	(125,000)	—	—
Payment for debt extinguishment costs	(15,196)	—	—
Dividends to shareholders	(58,624)	(39,945)	(50,343)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,408)	(239)	(418)
Repurchase of common stock	—	—	(9,209)
Net cash provided by financing activities	164,488	86,121	51,767
Net increase in cash and cash equivalents	(20,182)	17,869	3,820
Cash and cash equivalents at beginning of year	31,613	13,744	9,924
Cash and cash equivalents at end of year	$11,431	$31,613	$13,744
Supplemental cash flow disclosures:
Cash paid for income taxes	$461	$1,464	$4,524
Cash paid for interest	18,404	11,738	13,944

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC NEW HOLDCO INC.	First Lien	Healthcare services	10.00%, 8.00% PIK	12/11/2020	6/25/2025	$8,653	$8,653	$8,350
	374,543 shares common stock		—	12/11/2020	—	—	1,785	1,785
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	2,198
							12,636	12,333
ACCELERATION PARTNERS, LLC[8,13]	First Lien	Media, marketing & entertainment	L+8.17% (Floor 1.00%)/Q, Current Coupon 9.17%	12/1/2020	12/1/2025	11,875	11,600	11,875
	1,000 Preferred Units[9]		—	12/1/2020	—	—	1,000	1,153
	1,000 Class A Common Units[9]		—	12/1/2020	—	—	—	—
							12,600	13,028
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.50%	12/13/2018	12/13/2023	7,948	7,881	7,765
ALLIANCE SPORTS GROUP, L.P.	Unsecured convertible note	Consumer products & retail	6.00% PIK	7/15/2020	9/30/2024	173	173	495
	3.88% preferred membership interest		—	8/1/2017	—	—	2,500	3,681
							2,673	4,176
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan A	Food, agriculture and beverage	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 7.75%	3/11/2022	4/10/2026	12,450	12,388	12,450
	First Lien - Term Loan B		SOFR+8.75% (Floor 1.00%)/Q, Current Coupon 9.75%	3/11/2022	4/10/2026	12,450	12,388	12,450
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	4,195
							27,776	29,095
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	Revolving Loan[10,16]	Telecommunications	P+5.50%/Q, Current Coupon 9.00%	9/17/2021	6/30/2022	899	890	49
	First Lien[16]		P+5.50%/Q, Current Coupon 9.00%	9/21/2016	6/8/2023	4,899	4,858	269
							5,748	318
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.00% (Floor 1.00%)/M, Current Coupon 10.00%	7/29/2016	4/15/2022	16,376	16,375	16,376

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ARBORWORKS, LLC	Revolving Loan[10]	Environmental services	L+7.00% (Floor 1.00%)	11/17/2021	11/9/2026	—	(56)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/17/2021	11/9/2026	12,903	12,660	12,657
	100 Class A Units		—	11/17/2021	—	—	100	100
							12,704	12,757
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	2,156 Common Units[9]	Healthcare services	—	8/31/2018	—	—	801	584
ATS OPERATING, LLC[13]	Revolving Loan[10]	Consumer products & retail	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	1/18/2022	1/18/2027	1,000	952	952
	First Lien - Term Loan A		SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 6.50%	1/18/2022	1/18/2027	9,250	9,071	9,071
	First Lien - Term Loan B		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	1/18/2022	1/18/2027	9,250	9,071	9,071
	1,000,000 Preferred units[9]		—	1/18/2022	—	—	1,000	1,000
							20,094	20,094
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	3/9/2017	3/10/2023	10,121	10,105	10,121
	900,000 shares of common stock		—	3/9/2017	—	—	900	924
							11,005	11,045
BLASCHAK ANTHRACITE CORPORATION (FKA BLASCHAK COAL CORP.)	Second Lien- Term Loan[15]	Commodities & mining	L+11.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 15.00%	7/30/2018	7/30/2023	9,064	9,005	8,793
	Second Lien- Term Loan B15		L+11.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 15.00%	3/30/2020	7/30/2023	2,149	2,130	2,084
							11,135	10,877
BROAD SKY NETWORKS LLC (DBA EPIC IO TECHNOLOGIES)	1,131,579 Series A Preferred units	Telecommunications	—	12/11/2020	—	—	1,132	1,420
CADMIUM, LLC	Revolving Loan[10]	Software & IT services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	1/7/2022	12/22/2026	308	302	302
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	1/7/2022	12/22/2026	7,385	7,313	7,314
							7,615	7,616
CALIFORNIA PIZZA KITCHEN, INC.	48,423 shares of common stock	Restaurants	—	11/23/2020	—	—	1,317	2,090

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CAMIN CARGO CONTROL, INC.	First Lien	Energy services (midstream)	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	6/2/2021	6/4/2026	5,752	5,702	5,700
CITYVET, INC.[13]	Delayed Draw Term Loan[10]	Healthcare services	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	3/5/2021	3/5/2026	13,000	12,656	13,247
	271,739 Class A units[9]		—	3/5/2021	—	—	500	1,757
							13,156	15,004
CRAFTY APES, LLC[8]	First Lien	Media, marketing & entertainment	L+6.21% (Floor 1.00%)/Q, Current Coupon 7.21%	6/9/2021	11/1/2024	10,000	9,921	10,000
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+9.25% (Floor 1.00%)/M, Current Coupon 10.25%	9/28/2016	8/26/2023	3,000	2,984	2,208
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	Transportation & logistics	L+8.00% (Floor 1.00%)/M, Current Coupon 9.00%	11/9/2021	8/26/2026	8,938	8,853	8,848
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	5/23/2023	—	(22)	—
	First Lien		L+9.00% (Floor 1.00%)/Q,Current Coupon 10.00%	5/24/2018	5/23/2023	3,277	3,262	3,277
							3,240	3,277
FLIP ELECTRONICS, LLC[13]	First Lien	Technology products & components	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 8.50%	1/4/2021	1/2/2026	17,755	17,443	17,755
	Delayed Draw Term Loan[10]		SOFR+7.50% (Floor 1.00%)	3/24/2022	1/2/2026	—	(56)	—
	2,000,000 Common Units[9,11]		—	1/4/2021	—	—	2,000	6,373
							19,387	24,128
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC[13]	First Lien	Food, agriculture & beverage	L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	6/1/2021	6/1/2026	5,000	4,914	5,000
	Delayed Draw Term Loan[10]		L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	6/1/2021	6/1/2026	2,030	1,971	2,030
	75,000 Class A Units[9]		—	6/1/2021	—	—	750	750
							7,635	7,780

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GS OPERATING, LLC	Revolving Loan[10]	Distribution	SOFR+6.00%(Floor 0.75%)/M, Current Coupon 6.75%	1/3/2022	1/3/2028	183	150	187
	First Lien		SOFR+6.00%(Floor 0.75%)/M, Current Coupon 6.75%	1/3/2022	1/3/2028	8,534	8,367	8,704
	Delayed Draw Term Loan[10]		SOFR+6.00%(Floor 0.75%)/M, Current Coupon 6.75%	1/3/2022	1/3/2028	2,516	2,406	2,566
							10,923	11,457
HYBRID APPAREL, LLC	Second Lien[15]	Consumer products & retail	L+8.25% (Floor 1.00%)/Q, Current Coupon 9.25%	6/30/2021	6/30/2026	15,750	15,473	15,246
INFOLINKS MEDIA BUYCO, LLC[13]	First Lien	Media, marketing & entertainment	L+6.00% (Floor 1.00%)/M, Current Coupon 7.01%	11/1/2021	10/30/2026	7,731	7,587	7,615
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)	11/1/2021	10/30/2026	—	(21)	—
	1.68% LP interest[9,10]		—	10/29/2021	—	—	588	588
							8,154	8,203
ISI ENTERPRISES, LLC	Revolving Loan[10]	Software & IT services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/1/2021	10/1/2026	800	764	800
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/1/2021	10/1/2026	5,000	4,908	5,000
	1,000,000 Series A Preferred units		—	10/1/2021	—	—	1,000	1,000
							6,672	6,800
JVMC HOLDINGS CORP.	First Lien	Financial services	L+7.00% (Floor 1.00%)/M, Current Coupon 8.00%	2/28/2019	2/28/2024	6,589	6,558	6,589
KLEIN HERSH, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 0.75%)	11/13/2020	11/13/2025	—	(13)	—
	First Lien		L+7.00% (Floor 0.75%)/Q, Current Coupon 7.85%	11/13/2020	11/13/2025	23,821	23,415	24,298
							23,402	24,298
KMS, LLC	First Lien[15]	Distribution	L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	10/4/2021	10/2/2026	15,920	15,773	15,920
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)	10/4/2021	10/2/2026	—	(41)	—
							15,732	15,920

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LASH OPCO, LLC	Revolving Loan[10]	Consumer products & retail	L+7.00% (Floor 1.00%)	12/29/2021	9/18/2025	—	(10)	—
	First Lien		L+7.00% (Floor 1.00%)/M, Current Coupon 8.01%	12/29/2021	3/18/2026	6,484	6,345	6,341
	Delayed Draw Term Loan[10]		L+7.00% (Floor 1.00%)/M, Current Coupon 8.01%	12/29/2021	3/18/2026	4,154	4,034	4,063
							10,369	10,404
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%), 2.00% PIK/Q, Current Coupon 11.50%	11/15/2017	11/15/2023	11,422	11,346	10,851
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%), 2.00% PIK/Q, Current Coupon 13.00%	7/24/2020	11/15/2023	2,488	2,463	2,388
	Unsecured convertible note[9]		25.00% PIK	12/21/2021	12/31/2024	88	88	88
	142,278.89 units of Class A common stock[9]		—	11/15/2017	—	—	1,600	376
							15,497	13,703
LLFLEX, LLC	First Lien[15]	Containers & packaging	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	8/16/2021	8/14/2026	10,945	10,723	10,671
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor (0.75%)/Q, Current Coupon 8.23%	3/15/2021	3/13/2026	943	913	910
	First Lien		L+7.25% (Floor (0.75%)/Q, Current Coupon 8.38%	3/15/2021	3/13/2026	8,032	7,900	7,751
							8,813	8,661
MERCURY ACQUISITION 2021, LLC (DBA TELE-TOWN HALL)[13]	First Lien	Telecommunications	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	12/6/2021	12/7/2026	12,469	12,232	12,232
	Second Lien		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.00%	12/6/2021	12/7/2026	3,292	3,229	3,229
	2,089,599 Series A units[9]		—	12/6/2021	—	—	—	1,536
							15,461	16,997

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MUENSTER MILLING COMPANY, LLC	Revolving Loan[10]	Food, agriculture & beverage	L+7.25% (Floor 1.00%)	8/10/2021	8/10/2026	—	(87)	—
	First Lien		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	8/10/2021	8/10/2026	12,000	11,785	12,000
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)	8/10/2021	8/10/2026	—	(52)	—
							11,646	12,000
NATIONAL CREDIT CARE, LLC[13]	First Lien - Term Loan A	Consumer services	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	12/23/2021	12/23/2026	11,250	11,035	11,171
	First Lien - Term Loan B		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/23/2021	12/23/2026	11,250	11,035	11,171
	191,049.33 Class A-3 Preferred units[9]		—	3/17/2022	—	—	2,000	2,000
							24,070	24,342
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan[10]	Healthcare services	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	5/14/2021	5/14/2026	4,400	4,317	4,299
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	5/14/2021	5/14/2026	14,913	14,657	14,569
	Delayed Draw Term Loan[10]		L+8.00% (Floor 1.00%)	5/14/2021	5/14/2026	—	(82)	—
							18,892	18,868
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial services	L+6.25% (Floor 1.00%)	12/18/2019	12/18/2024	—	(4)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 7.25%	12/18/2019	12/18/2024	23,150	22,719	23,150
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	12/31/2020	12/18/2024	—	(45)	—
	2,000,000 Preferred Units[9,11]		—	12/18/2019	—	—	2,000	9,566
							24,670	32,716
NWN PARENT HOLDINGS, LLC	Revolving Loan[10]	Software & IT services	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	5/7/2021	5/7/2026	420	390	412
	First Lien		L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	5/7/2021	5/7/2026	13,066	12,844	12,818
							13,234	13,230
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	12/8/2017	12/20/2025	10,500	10,066	10,217

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ROOF OPCO, LLC	Revolving Loan[10]	Consumer services	L+6.00% (Floor 1.00%)	8/27/2021	8/27/2026	—	(53)	—
	First Lien		L+6.00% (Floor 1.00%)/Q, Current Coupon 7.00%	8/27/2021	8/27/2026	11,000	10,802	10,791
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)/Q, Current Coupon 7.00%	8/27/2021	8/27/2026	7,578	7,394	7,578
							18,143	18,369
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan	Consumer products & retail	L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	1,370	1,357	1,370
	First Lien		L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	6,933	6,870	6,933
							8,227	8,303
SCRIP, INC.[8]	First Lien	Healthcare products	L+9.43% (Floor 2.00%)/M, Current Coupon 11.43%	3/21/2019	3/21/2024	16,750	16,521	16,750
	100 shares of common stock		—	3/21/2019	—	—	1,000	1,601
							17,521	18,351
SHEARWATER RESEARCH, INC.[9]	Revolving Loan[10]	Consumer products & retail	L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(40)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 7.25%	4/30/2021	4/30/2026	13,794	13,561	13,545
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(27)	—
	1,200,000 Class A Preferred Units		—	4/30/2021	—	—	978	979
	40,000 Class A Common Units		—	4/30/2021	—	—	33	33
							14,505	14,557
SIB HOLDINGS, LLC[13]	Revolving Loan[10]	Business services	L+6.00% (Floor 1.00%)/M, Current Coupon 7.00%	10/29/2021	10/29/2026	47	37	46
	First Lien		L+6.00% (Floor 1.00%)/M, Current Coupon 7.00%	10/29/2021	10/29/2026	7,427	7,324	7,323
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)	10/29/2021	10/29/2026	—	(9)	—
	238,095.24 Common Units[9]		—	10/29/2021	—	—	500	500
							7,852	7,869

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	Specialty chemicals	L+6.25% (Floor 1.00%)	12/13/2021	12/11/2026	—	(36)	—
	First Lien		L+6.25% (Floor 1.00%)/M, Current Coupon 7.25%	12/13/2021	12/11/2026	18,019	17,676	17,749
							17,640	17,749
SPOTLIGHT AR, LLC[13]	Revolving Loan[10]	Business services	L+7.00% (Floor 1.00%)	12/8/2021	6/8/2026	—	(37)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	12/8/2021	6/8/2026	7,500	7,359	7,358
	750 Common Units[9]		—	12/8/2021	—	—	750	750
							8,072	8,108
STUDENT RESOURCE CENTER LLC[13]	Revolving Loan[10]	Education	L+8.00% (Floor 1.00%)	6/25/2021	6/25/2026	—	(23)	—
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.01%	6/25/2021	6/25/2026	18,823	18,489	18,597
	2,000 Preferred Units[9]		—	6/25/2021	—	—	2,000	1,819
							20,466	20,416
SYSTEC CORPORATION (DBA INSPIRE AUTOMATION)	Revolving Loan[10]	Business services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/13/2021	8/13/2025	850	816	833
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/13/2021	8/13/2025	9,000	8,844	8,820
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)	8/13/2021	8/13/2025	—	(25)	—
							9,635	9,653
THE PRODUCTO GROUP, LLC[13]	First Lien	Industrial products	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	12/31/2021	12/31/2026	12,644	12,401	12,391
	1,500,000 Class A units[9]		—	12/31/2021	—	—	1,500	1,500
							13,901	13,891
TRAFERA, LLC (FKA TRINITY 3, LLC)[13]	First Lien[15]	Technology products & components	L+7.75% (Floor 1.00%)/Q, Current Coupon 8.75%	9/30/2020	9/30/2025	9,875	9,764	9,835
	Unsecured convertible note[9]		10.00% PIK	2/7/2022	3/31/2026	84	84	84
	896.43 Class A units[9,11]		—	11/15/2019	—	—	1,205	3,000
							11,053	12,919
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	9/8/2026	11,614	11,451	11,614
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock	Media, marketing & entertainment	—	4/3/2019	—	—	1,874	9,273

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
VTX HOLDINGS, INC. (DBA VERTEX ONE)	1,597,707 Series A Preferred units	Software & IT services	—	7/23/2019	—	—	1,598	2,082
WALL STREET PREP, INC.	Revolving Loan[10]	Education	L+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(17)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	7/19/2021	7/20/2026	10,863	10,670	10,656
	1,000,000 Class A-1 Preferred Shares		—	7/19/2021	—	—	1,000	1,000
							11,653	11,656
WELL-FOAM, INC.	Revolving Loan[10]	Energy services (upstream)	L+8.50 (Floor 1.00%)	9/9/2021	9/9/2026	—	(83)	—
	First Lien		L+8.50 (Floor 1.00%)/Q, Current Coupon 9.50%	9/9/2021	9/9/2026	17,910	17,583	17,910
							17,500	17,910
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/19/2021	11/19/2026	2,444	2,362	2,386
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/19/2021	11/19/2026	20,000	19,624	19,520
	Delayed Draw Term Loan[10]		L+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(41)	—
							21,945	21,906
ZENFOLIO INC.	Revolving Loan[10]	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	1,000	996	995
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	18,915	18,785	18,820
							19,781	19,815
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	Consumer services	L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	2/11/2022	3/1/2024	16,000	15,691	15,691
	Delayed Draw Term Loan - B10		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.26%	2/11/2022	3/1/2024	199	159	159
							15,850	15,850

Total Non-control/Non-affiliate Investments (177.5% of net assets at fair value)							$721,392	$747,132

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Affiliate Investments[6]
AIR CONDITIONING SPECIALIST, INC.[13]	Revolving Loan[10]	Consumer services	L+7.25% (Floor 1.00%)	11/9/2021	11/9/2026	$—	$(18)	$—
	First Lien		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	11/9/2021	11/9/2026	12,778	12,535	12,535
	623,693.55 Preferred Units[9]		—	11/9/2021	—	—	624	634
							13,141	13,169
CATBIRD NYC, LLC[13]	Revolving Loan[10]	Consumer products & retail	L+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(73)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/15/2021	10/15/2026	15,900	15,606	15,884
	1,000,000 Class A units[9]		—	10/15/2021	—	—	1,000	1,221
	500,000 Class B units[9,10]		—	10/15/2021	—	—	500	572
							17,033	17,677
CENTRAL MEDICAL SUPPLY LLC[13]	Revolving Loan[10]	Healthcare services	L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	300	281	290
	First Lien		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	7,500	7,398	7,260
	Delayed Draw Capex Term Loan[10]		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	100	81	97
	1,380,500 Preferred Units[9]		—	5/22/2020	—	—	976	641
							8,736	8,288
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	1,500	924
DELPHI BEHAVIORAL HEALTH GROUP, LLC	First Lien	Healthcare services	L+9.50% PIK (Floor 1.00%)/Q, Current Coupon 10.50%	4/8/2020	4/7/2023	1,541	1,541	1,402
	First Lien		L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 10.00%	4/8/2020	4/7/2023	1,732	1,732	1,472
	Protective Advance		L+11.50% PIK (Floor 1.00%)/Q, Current Coupon 12.50%	8/31/2021	4/7/2023	526	526	526
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	2,460
							7,414	5,860

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]		Maturity	Principal	Cost[12,17]	Fair Value[4]
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+8.50% (Floor 1.00%)	7/17/2018		7/17/2023	—	(1)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.51%	7/17/2018		7/17/2023	11,221	11,147	10,323
	Senior subordinated debt		25% PIK	12/4/2020		1/16/2024	650	650	650
	2,000,000 Preferred Units[9]		—	7/17/2018		—	—	2,000	1,274
								13,796	12,247
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	L+9.50% (Floor 2.00%)	11/1/2019		11/1/2024	—	(22)	—
	First Lien		L+9.50% (Floor 2.00%)/Q, Current Coupon 11.50%	11/1/2019		11/1/2024	11,500	11,384	9,775
	1,000 Class A units		—	11/1/2019	—	—	—	1,000	674
	56.259 Class A-1 units		—	1/10/2022		—	—	56	38
								12,418	10,487
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	2/14/2018		2/14/2023	750	733	750
	First Lien - Term Loan		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	2/14/2018		2/14/2023	10,071	10,041	10,041
	First Lien - Term B Loan		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.00%	6/5/2018		2/14/2023	5,036	5,010	5,061
	First Lien - PIK Note A		10.00% PIK	3/29/2019		2/14/2023	2,959	2,721	2,959
	First Lien - PIK Note B		10.00% PIK	3/29/2019		2/14/2023	117	117	117
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019		—	—	538	3,199
	9.25% Class A Membership Interest[9,11]		—	2/14/2018		—	—	1,500	3,063
								20,660	25,190
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)[13]	Revolving Loan[10]	Environmental services	7.50%	12/31/2021		12/31/2025	—	—	—
	First Lien		7.50%	12/31/2021		12/31/2025	5,195	5,195	4,780
	Second Lien[16]		10.00% PIK	12/31/2021		12/31/2026	5,208	5,208	3,104
	208,333.3333 Series A Preferred units[9]		—	12/31/2021		—	—	—	—
	203,124.9999 Common units[9]		—	12/31/2021		—	—	—	—
								10,403	7,884

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	575	564	575
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	14,125	14,021	14,125
	16,084 Class A Units		—	11/9/2018	—	—	1,517	1,905
							16,102	16,605
SIMR, LLC	First Lien[16]	Healthcare services	L+10.00%, 7.00% PIK (Floor 2.00%)/M, Current Coupon 19.00%	9/7/2018	9/7/2023	13,235	13,101	10,588
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	—
	904,903.31 Class W Units		—	2/4/2021	—	—	—	—
							19,208	10,588
SONOBI, INC.[13]	500,000 Class A Common Units[9]	Media, marketing, & entertainment	—	9/17/2020	—	—	500	2,960
Total Affiliate Investments (31.3% of net assets at fair value)							$140,911	$131,879

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$76,000	$57,603
Total Control Investments (13.7% of net assets at fair value)							$76,000	$57,603

TOTAL INVESTMENTS (222.5% of net assets at fair value)							$938,303	$936,614

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
3The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over LIBOR, SOFR or Prime and the current contractual interest rate in effect at March 31, 2022. Certain investments are subject to an interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
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

5Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At March 31, 2022, approximately 79.8% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 177.5%.
6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2022, approximately 14.1% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 31.3%.
7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At March 31, 2022, approximately 6.2% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 13.7%.
8The investment is structured as a first lien last out term loan.
9Indicates assets that are considered "non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2022, approximately 12.8% of the Company's assets are non-qualifying assets.
10The investment has an unfunded commitment as of March 31, 2022. Refer to Note 11 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of March 31, 2022, the cumulative gross unrealized appreciation for U.S. federal income tax purposes is approximately $67.8 million; cumulative gross unrealized depreciation for federal income tax purposes is $61.7 million. Cumulative net unrealized appreciation is $6.1 million, based on a tax cost of $852.4 million.
13Investment is held through a wholly-owned taxable subsidiary.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which as of March 31, 2022 represented 222.5% of the Company's net assets or 96.2% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Investment is on non-accrual status as of March 31, 2022, meaning the Company has ceased to recognize interest income on the investment.
17Represents amortized cost. Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
18Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of March 31, 2022 is included in Note 16. Significant Subsidiaries.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
Non-control/Non-affiliate Investments[5]
AAC NEW HOLDCO INC.	First Lien	Healthcare services	10.00%, 8.00% PIK	12/11/2020	6/25/2025	$7,981	$7,981	$7,941
	374,543 shares common stock		—	12/11/2020	—	—	1,785	1,785
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	2,198
							11,964	11,924
ACCELERATION PARTNERS, LLC[8,13]	First Lien	Media, marketing & entertainment	L+8.21% (Floor 1.00%)/Q, Current Coupon 9.21%	12/1/2020	12/1/2025	8,750	8,500	8,750
	Delayed Draw Term Loan[10]		L+8.21% (Floor 1.00%)/Q, Current Coupon 9.21%	12/1/2020	12/1/2025	2,965	2,889	2,965
	1,000 Preferred Units[9]		—	12/1/2020	—	—	1,000	1,000
	1,000 Class A Common Units[9]		—	12/1/2020	—	—	—	—
							12,389	12,715
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+10.50% (Floor 2.00%)/Q, Current Coupon 12.50%	12/13/2018	12/13/2023	9,438	9,319	8,975
ADAMS PUBLISHING GROUP, LLC	First Lien	Media, marketing & entertainment	L+7.00% (Floor 1.75%)/Q, Current Coupon 8.75%	7/2/2018	7/2/2023	9,920	9,795	9,920
ALLIANCE SPORTS GROUP, L.P.	Senior subordinated debt	Consumer products & retail	14.00% PIK	8/1/2017	2/1/2023	11,134	11,043	10,989
	Unsecured convertible note		6.00% PIK	7/15/2020	9/30/2024	173	173	173
	3.88% preferred membership interest		—	8/1/2017	—	—	2,500	2,500
							13,716	13,662
ALLOVER MEDIA, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	3/10/2021	3/10/2026	—	(39)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	3/10/2021	3/10/2026	13,000	12,742	12,742
							12,703	12,742

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan	Food, agriculture and beverage	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	4/10/2018	4/10/2023	17,019	16,856	17,019
	First Lien - Term Loan C10		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	12/21/2018	4/10/2023	1,804	1,785	1,804
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	2,752
							21,641	21,575
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	First Lien	Telecommunications	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	9/21/2016	6/8/2023	5,915	5,865	3,141
	Second Lien		0.5%, L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 10.50%	11/3/2016	6/6/2024	2,341	2,317	55
							8,182	3,196
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.00% (Floor 1.00%)/M, Current Coupon 10.00%	7/29/2016	12/31/2021	17,407	17,315	17,407
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	Revolving Loan	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/31/2018	8/31/2023	1,500	1,485	1,410
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/31/2018	8/31/2023	8,854	8,756	8,322
	Second Lien		13.25% PIK	8/31/2018	12/1/2023	4,237	4,191	3,822
	2,042 Common Units[9]		—	8/31/2018	—	—	750	356
							15,182	13,910
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	3/9/2017	3/9/2022	10,942	10,890	10,942
	900,000 shares of common stock		—	3/9/2017	—	—	900	924
							11,790	11,866
BLASCHAK COAL CORP.	Second Lien Term Loan[15]	Commodities & mining	L+13.00%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.00%	7/30/2018	7/30/2023	8,712	8,617	8,233
	Second Lien- Term Loan B15		L+13.00%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.00%	3/30/2020	7/30/2023	2,016	1,986	1,905
							10,603	10,138

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
BROAD SKY NETWORKS LLC[13]	Revolving Loan[10]	Telecommunications	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/11/2020	12/11/2025	500	453	496
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/11/2020	12/11/2025	15,000	14,715	14,880
	1,000,000 Series A Preferred units[9]		—	12/11/2020	—	—	1,000	1,000
							16,168	16,376
CALIFORNIA PIZZA KITCHEN, INC.	First Lien	Restaurants	L+10.00% (Floor 1.50%)/Q, Current Coupon 11.50%	11/23/2020	11/23/2024	669	652	668
	First Lien Rolled Up		1.00%, L+11.00% PIK (Floor 1.50%)/Q, Current Coupon 13.50%	11/23/2020	11/23/2024	741	739	737
	Second Lien		1.00%, L+12.50% PIK (Floor 1.50%)/Q, Current Coupon 15.00%	11/23/2020	5/23/2025	814	814	796
	48,423 shares of common stock		—	11/23/2020	—	—	1,317	1,317
							3,522	3,518
CAPITAL PAWN HOLDINGS, LLC	First Lien	Consumer products & retail	L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	12/21/2017	7/8/2023	8,854	8,840	8,854
CHEMISTRY RX HOLDINGS, LLC	First Lien	Specialty chemicals	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	3/15/2021	3/13/2026	8,000	7,841	7,841
CITYVET, INC.[13]	Delayed Draw Term Loan[10]	Healthcare services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	3/5/2021	3/5/2026	3,250	3,053	3,053
	271,739 Class A units[9]		—	3/5/2021	—	—	500	500
							3,553	3,553
CLICKBOOTH.COM, LLC	Revolving Loan[10]	Media, marketing & entertainment	L+8.50% (Floor 1.00%)	12/5/2017	1/31/2025	—	(5)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	12/5/2017	1/31/2025	18,525	18,308	18,525
							18,303	18,525
DANFORTH ADVISORS, LLC[13]	875 Class A equity units[9]	Business services	—	9/28/2018	—	—	875	2,855
DRIVEN, INC.	First Lien	Business services	L+8.00% (Floor 2.00%)/Q, Current Coupon 10.00%	6/28/2019	6/28/2024	5,820	5,737	5,878

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+8.75% (Floor 1.00%)/M, Current Coupon 9.75%	9/28/2016	8/26/2023	3,000	2,974	3,000
ELECTRONIC TRANSACTION CONSULTANTS LLC[13]	Revolving Loan[10]	Software & IT services	L+7.50% (Floor 1.00%)	7/24/2020	7/24/2025	—	(56)	—
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	7/24/2020	7/24/2025	10,000	9,845	9,840
	1,000 Class A units[9]		—	7/24/2020	—	—	1,000	1,000
							10,789	10,840
ESCP DTFS, INC.	First Lien - Term Loan A	Industrial services	L+6.50% (Floor 1.75%)/Q, Current Coupon 8.25%	1/31/2020	1/31/2025	5,350	5,269	4,986
	First Lien - Term Loan B		L+8.50% (Floor 1.75%)/Q, Current Coupon 10.25%	1/31/2020	1/31/2025	5,350	5,270	4,986
	Delayed Draw Term Loan B1		L+6.50% (Floor 1.75%)/Q, Current Coupon 8.25%	1/31/2020	1/31/2025	500	491	466
	Delayed Draw Term Loan B2		L+8.50% (Floor 1.75%)/Q, Current Coupon 10.25%	1/31/2020	1/31/2025	500	491	466
							11,521	10,904
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	5/23/2023	—	(32)	—
	First Lien		L+9.00% (Floor 1.00%)/Q,Current Coupon 10.00%	5/24/2018	5/23/2023	3,359	3,332	3,023
							3,300	3,023
FLIP ELECTRONICS, LLC[8,13]	First Lien	Technology products & components	L+8.05% (Floor 1.00%)/M, Current Coupon 9.05%	1/4/2021	1/2/2026	15,500	15,177	15,252
	2,000,000 Common Units[9]		—	1/4/2021	—	—	2,000	2,285
							17,177	17,537
GS OPERATING, LLC	First Lien	Distribution	L+6.50%(Floor 1.50%)/M, Current Coupon 8.00%	3/6/2020	2/24/2025	7,920	7,791	7,920
IAN, EVAN, & ALEXANDER CORPORATION (DBA EVERWATCH)	Revolving Loan[10]	Aerospace & defense	L+8.50% (Floor 1.00%)	7/31/2020	7/31/2025	—	(34)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	7/31/2020	7/31/2025	9,668	9,493	9,668
							9,459	9,668

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
ICS DISTRIBUTION, LLC[8]	First Lien	Industrial services	L+8.48% (Floor 2.00%)/Q, Current Coupon 10.48%	10/31/2019	10/31/2024	20,500	20,121	20,275
JVMC HOLDINGS CORP.	First Lien	Financial services	L+7.75% (Floor 1.00%)/M, Current Coupon 8.75%	2/28/2019	2/28/2024	7,047	7,000	6,850
KLEIN HERSH, LLC	Revolving Loan[10]	Business services	L+8.00% (Floor 0.75%)	11/13/2020	11/13/2025	—	(17)	—
	First Lien		L+8.00% (Floor 0.75%)/S, Current Coupon 8.75%	11/13/2020	11/13/2025	14,813	14,534	14,813
							14,517	14,813
KMS, LLC[17]	First Lien[15]	Distribution	L+6.00% (Floor 1.00%)/Q, Current Coupon 7.00%	1/5/2021	11/23/2025	16,000	15,923	15,968
LANDPOINT HOLDCO, INC.	First Lien	Business services	L+11.00%(Floor 1.00%)/Q, Current Coupon 12.00%	12/30/2019	12/30/2024	18,840	18,540	17,239
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	11/15/2017	11/15/2023	11,424	11,315	11,424
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%)/Q, Current Coupon 11.00%	7/24/2020	11/15/2023	2,488	2,448	2,487
	142,278.89 units of Class A common stock[9]		—	11/15/2017	—	—	1,600	2,309
							15,363	16,220
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	First Lien	Environmental services	7.50%, L+1.50% PIK (Floor 2.00%)/Q, Current Coupon 11.00%	6/30/2017	6/30/2022	14,027	13,984	12,021
	25,603 shares of Series C preferred stock			8/13/2018	—	—	25	—
	396,825 shares of Series B preferred stock		—	6/30/2017	—	—	500	—
							14,509	12,021
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor (0.75%)/Q, Current Coupon 8.00%	03/15/2021	03/13/2026	660	623	647
	First Lien		L+7.25% (Floor (0.75%)/Q, Current Coupon 8.00%	03/15/2021	03/13/2026	8,113	7,952	7,952
							8,575	8,599

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial services	L+6.75% (Floor 1.50%)	12/18/2019	12/18/2024	—	(6)	—
	First Lien		L+6.75% (Floor 1.50%)/Q, Current Coupon 8.25%	12/18/2019	12/18/2024	19,250	18,784	19,250
	Delayed Draw Term Loan[10]		L+6.75% (Floor 1.50%)/Q	12/31/2020	12/18/2024	—	(36)	—
	2,000,000 Preferred Units[9]		—	12/18/2019	—	—	2,000	6,223
							20,742	25,473
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	12/8/2017	12/20/2025	10,500	9,980	10,132
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	500	482	500
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	14,270	14,108	14,270
	13,811 Class A Units		—	11/9/2018	—	—	1,381	1,720
							15,971	16,490
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	329	317	329
	First Lien		L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	7,135	7,054	7,135
							7,371	7,464
SCRIP, INC.[8]	First Lien	Healthcare products	L+9.68% (Floor 2.00%)/M, Current Coupon 11.68%	3/21/2019	3/21/2024	16,750	16,422	16,750
	100 shares of common stock		—	3/21/2019	—	—	1,000	967
							17,422	17,717
TAX ADVISORS GROUP, LLC[13]	143.3 Class A units[9]	Financial services	—	6/23/2017	—	—	541	1,539
TRAFERA, LLC (FKA TRINITY 3, LLC)[13]	First Lien[15]	Technology products & components	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	9/30/2020	9/30/2025	9,975	9,838	9,975
	896.43 Class A units[9]		—	11/15/2019	—	—	1,205	3,204
							11,043	13,179
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	10/22/2024	7,900	7,782	7,892

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
VISTAR MEDIA INC.	First Lien	Media, marketing & entertainment	L+7.50%, 2.50% PIK (Floor 2.00%)/M, Current Coupon 12.00%	2/17/2017	4/3/2023	11,481	10,920	11,481
	171,617 shares of Series A preferred stock		—	4/3/2019	—	—	1,874	3,904
	Warrants (Expiration - April 3, 2029)		—	4/3/2019	—	—	620	1,853
							13,414	17,238
VTX HOLDINGS, INC.[8]	First Lien	Software & IT services	L+9.00% (Floor 2.00%)/Q, Current Coupon 11.00%	7/23/2019	7/23/2024	21,575	21,181	21,575
	1,397,707 Series A Preferred units		—	7/23/2019	—	—	1,398	1,654
							22,579	23,229
ZENFOLIO INC.	Revolving Loan	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	2,000	1,992	1,820
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	14,888	14,722	13,548
							16,714	15,368
Total Non-control/Non-affiliate Investments							$540,556	$546,028

Affiliate Investments[6]
CENTRAL MEDICAL SUPPLY LLC[13]	Revolving Loan[10]	Healthcare services	L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	$300	$275	$276
	First Lien		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	7,500	7,371	6,908
	Delayed Draw Capex Term Loan[10]		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	100	75	92
	875,000 Preferred Units[9]		—	5/22/2020	—	—	875	641
							8,596	7,917
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	1,500	1,343

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
DELPHI BEHAVIORAL HEALTH GROUP, LLC	First Lien	Healthcare services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	4/8/2020	4/7/2023	1,414	1,414	1,398
	First Lien		L+7.50% (Floor 1.00%)/M, Current Coupon 8.50%	4/8/2020	4/7/2023	1,580	1,580	1,500
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	3,615
							6,609	6,513
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+3.75%, 7.75% PIK (Floor 1.00%)	7/17/2018	7/17/2023	—	(2)	—
	First Lien		L+3.75%, 7.75% PIK (Floor 1.00%)/Q, Current Coupon 12.50%	7/17/2018	7/17/2023	11,061	10,950	9,966
	Senior subordinated debt		25% PIK	12/4/2020	1/16/2024	372	372	372
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	1,274
							13,320	11,612
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	L+7.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(31)	—
	First Lien		L+7.50% (Floor 2.00%)/Q, Current Coupon 9.50%	11/1/2019	11/1/2024	11,500	11,346	11,420
	1,000 Class A units		—	11/1/2019	—	—	1,000	1,208
							12,315	12,628
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)	2/14/2018	2/14/2023	—	(23)	—
	First Lien - Term Loan		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	2/14/2018	2/14/2023	10,071	9,996	10,061
	First Lien - Term B Loan		L+10.00% (Floor 1.00%)/Q, Current Coupon 11.00%	6/5/2018	2/14/2023	5,036	4,984	5,101
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	2,678	2,282	2,630
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	106	106	103
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	2,968
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	2,532
							19,383	23,395

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2021
			Current
	Type of		Interest	Acquisition				Fair
Portfolio Company[1]	Investment[2]	Industry	Rate[3]	Date[14]	Maturity	Principal	Cost	Value[4]
SIMR, LLC	First Lien	Healthcare services	L+17.00% PIK (Floor 2.00%)/M, Current Coupon 19.00%	9/7/2018	9/7/2023	13,661	13,527	12,103
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	—
							19,634	12,103
SONOBI, INC.[13]	First Lien	Media, marketing, & entertainment	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	9/17/2020	9/16/2025	8,500	8,344	8,500
	500,000 Class A Common Units[9]		—	9/17/2020	—	—	500	1,235
							8,844	9,735
Total Affiliate Investments							$90,201	$85,246

Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$72,800	$57,158
Total Control Investments							$72,800	$57,158

TOTAL INVESTMENTS[12]							$703,557	$688,432

1All debt investments are income-producing, unless otherwise noted. Equity investments and warrants are non-income producing, unless otherwise noted.
2All of the Company’s investments, unless otherwise noted, are pledged as collateral for the Company’s senior secured credit facility.
3The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate flo or. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
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

CSWC has a direct wholly owned subsidiary that has been elected to be a taxable entity (the “Taxable Subsidiary”). The primary purpose of the Taxable Subsidiary is to permit CSWC to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still allow us to satisfy the RIC tax requirement that at least 90% of our gross income for federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary is taxed at normal corporate tax rates based on its taxable income.

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. Our core business is to target senior debt investments and equity investments in lower middle market (“LMM”) companies. We also opportunistically target first and second lien loans in upper middle market (“UMM”) companies. Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) generally between $3.0 million and $20.0 million, and our LMM investments generally range in size from $5.0 million to $35.0 million. Our UMM investments generally include first and second lien loans in companies with EBITDA generally greater than $20.0 million and typically range in size from $5.0 million to $20.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

On April 20, 2021, our wholly owned subsidiary, Capital Southwest SBIC I, LP (“SBIC I”) received a license from the U.S. Small Business Administration (the “SBA”) to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. SBIC I has an investment strategy substantially similar to ours and makes similar types of investments in accordance with SBA regulations. SBIC I and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our total assets in qualifying assets. As of March 31, 2022, the Company has 87.2% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

This quarter we satisfied all RIC requirements and have 8.0% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At March 31, 2022 and 2021, cash balances totaling $10.2 million and $30.4 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected.  Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution.  Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability.  When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due.  If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis.  As of March 31, 2022, we had three investments on non-accrual status, which represent approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost. As of March 31, 2021, we did not have any investments on non-accrual status.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income.  For the year ended March 31, 2022, approximately 3.7% of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the year ended March 31, 2021, approximately 3.5% of CSWC’s total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of March 31, 2022 and 2021, we have not written off any accrued and uncollected PIK interest from prior periods. For the year ended March 31, 2022, we had two investments for which we stopped accruing PIK interest. For the year ended March 31, 2021, we did not have any investments for which we stopped accruing PIK interest. For the years ended March 31, 2022 and 2021, approximately 3.9% and 10.7%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured credit facility, its unsecured notes (as discussed further in Note 5) and the debentures guaranteed by the SBA (the "SBA Debentures"). The costs in connection with the credit facility have been capitalized and are amortized into interest expense over the term of the credit facility. The costs in connection with the unsecured notes and the SBA Debentures are a direct deduction from the related debt liability and amortized into interest expense over the term of the January 2026 Notes (as defined below), the October 2026 Notes (as defined below) and the SBA Debentures.

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

Leases  The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 10.5 years. The operating lease is included as an operating lease right-of-use ("ROU") asset and operating lease liability in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740,  Income Taxes, (“ASC 740”) for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the years ended March 31, 2022, 2021 and 2020.

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

Stock-Based Compensation We account for our share-based compensation using the fair value method, as prescribed by ASC Topic 718, Compensation – Stock Compensation. Accordingly, we recognize share-based compensation cost on a straight-line basis for all share-based payments awards granted to employees. For restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant. For restricted stock awards, we amortize this fair value to share-based compensation expense over the vesting term. We recognize forfeitures as they occur. The unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are participating securities and are included in the basic and diluted earnings per share calculation.

The right to grant restricted stock awards under the 2010 Plan terminated on July 18, 2021, ten years after the date that the 2010 Restricted Stock Award Plan (the “2010 Plan”) was approved by the Company’s shareholders pursuant to its terms. In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the "2021 Employee Plan") as part of the compensation package for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. On July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, the Company's Board of Directors approved the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Plan (the "Non-Employee Director Plan") as part of the compensation package for non-employee directors of the Board of Directors. In connection therewith, on May 16, 2022, we received an exemptive order that supersedes the Order (the "Superseding Order") and will cover both employees and non-employee directors of the Board of Directors. The Non-Employee Director Plan will become effective upon shareholder approval at our 2022 annual meeting of shareholders.

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

Recently Issued or Adopted Accounting Standards In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and certain lenders. Many of these agreements include language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies and lenders to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended March 31, 2022.

In November 2020, the SEC issued a final rule that modernized and simplifies Management's Discussion and Analysis and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance will be required for the registrants' fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company adopted the Amendments for the year ended March 31, 2022 and there were no material changes to the consolidated financial statement or its disclosures.

3.     INVESTMENTS

The following tables show the composition of the investment portfolio, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2022 and 2021:

		Percentage of			Percentage of
	Fair	Total Portfolio	Percentage of		Total Portfolio
	Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2022:
First lien loans[1]	$739,872	79.0%	175.8%	$745,290	79.4%
Second lien loans[2]	52,645	5.6	12.5	55,976	6.0
Subordinated debt	1,317	0.1	0.3	994	0.1
Preferred equity	44,663	4.8	10.6	25,544	2.7
Common equity & warrants	40,514	4.3	9.6	34,499	3.7
I-45 SLF LLC[3]	57,603	6.2	13.7	76,000	8.1
	$936,614	100.0%	222.5%	$938,303	100.0%
March 31, 2021:
First lien loans[1]	$524,161	76.1%	155.9%	$530,366	75.4%
Second lien loans[2]	36,919	5.4	11.0	40,198	5.7
Subordinated debt	11,534	1.7	3.4	11,588	1.6
Preferred equity	22,608	3.3	6.7	15,378	2.2
Common equity & warrants	36,052	5.2	10.7	33,227	4.7
I-45 SLF LLC[3]	57,158	8.3	17.0	72,800	10.4
	$688,432	100.0%	204.7%	$703,557	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders. As of March 31, 2022 and 2021, the fair value of the first lien last out loans are $38.6 million and $85.6 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of March 31, 2022 and 2021, the fair value of the split lien term loans included in first lien loans is $36.4 million and $25.9 million, respectively. As of March 31, 2022 and 2021, the fair value of the split lien term loans included in second lien loans is $33.9 million and $19.1 million, respectively.
3I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 16 for further discussion.

The following tables show the composition of the investment portfolio by industry, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2022 and 2021:

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2022:
Business Services	$123,697	13.2%	29.4%	$124,860	13.3%
Consumer Products & Retail	90,457	9.7	21.5	88,375	9.4
Healthcare Services	88,131	9.4	21.0	96,946	10.3
Consumer Services	71,730	7.7	17.0	71,203	7.6
I-45 SLF LLC[1]	57,603	6.2	13.7	76,000	8.1
Distribution	54,798	5.9	13.0	54,035	5.8
Food, Agriculture & Beverage	48,876	5.2	11.6	47,057	5.0
Media, Marketing & Entertainment	43,463	4.6	10.3	33,049	3.5
Financial Services	39,305	4.2	9.3	31,229	3.3
Technology Products & Components	37,047	4.0	8.8	30,440	3.3
Transportation & Logistics	34,038	3.6	8.1	29,513	3.1
Software & IT Services	33,414	3.6	7.9	34,866	3.7
Education	32,072	3.4	7.6	32,119	3.4
Healthcare Products	32,054	3.4	7.6	33,018	3.5
Environmental Services	20,641	2.2	4.9	23,108	2.5
Telecommunications	18,736	2.0	4.5	22,341	2.4
Energy Services (Upstream)	17,910	1.9	4.3	17,500	1.9
Specialty Chemicals	17,749	1.9	4.2	17,640	1.9
Industrial Products	13,891	1.5	3.3	13,901	1.5
Energy Services (Midstream)	13,465	1.4	3.2	13,582	1.5
Industrial Services	11,614	1.2	2.8	11,451	1.2
Commodities & Mining	10,877	1.2	2.6	11,135	1.2
Containers & Packaging	10,671	1.1	2.5	10,723	1.1
Aerospace & Defense	6,800	0.7	1.6	6,672	0.7
Restaurants	5,367	0.6	1.3	4,556	0.5
Paper & Forest Products	2,208	0.2	0.5	2,984	0.3
	$936,614	100.0%	222.5%	$938,303	100.0%

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2021:
Business Services	$87,839	12.8%	26.1%	$89,758	12.8%
Media, Marketing, & Entertainment	80,876	11.7	24.1	75,447	10.7
Healthcare Services	72,411	10.5	21.5	81,509	11.6
I-45 SLF LLC[1]	57,158	8.3	17.0	72,800	10.3
Distribution	53,160	7.7	15.8	52,819	7.5
Software & IT Services	46,696	6.8	13.9	45,683	6.5
Industrial Services	39,071	5.7	11.6	39,424	5.6
Healthcare Products	33,937	4.9	10.1	32,785	4.7
Financial Services	33,861	4.9	10.1	28,283	4.0
Technology Products & Components	30,716	4.5	9.1	28,220	4.0
Consumer Products & Retail	29,980	4.4	8.9	29,927	4.2
Transportation & Logistics	23,395	3.4	7.0	19,383	2.8
Food, Agriculture & Beverage	21,575	3.1	6.4	21,641	3.1
Telecommunications	19,572	2.8	5.8	24,350	3.5
Environmental Services	12,021	1.7	3.6	14,510	2.1
Commodities & Mining	10,138	1.5	3.0	10,603	1.5
Aerospace & Defense	9,668	1.4	2.9	9,459	1.3
Energy Services (Midstream)	8,975	1.3	2.7	9,319	1.3
Specialty Chemicals	7,841	1.1	2.3	7,841	1.1
Restaurants	6,542	1.1	1.9	6,822	1.0
Paper & Forest Products	3,000	0.4	0.9	2,974	0.4
	$688,432	100.0%	204.7%	$703,557	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 16 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at cost and fair value (with corresponding percentage of total portfolio investments), as of March 31, 2022 and 2021:

		Percentage of			Percentage of
		Total Portfolio	Percentage of		Total Portfolio
	Fair Value	at Fair Value	Net Assets	Cost	at Cost
	(dollars in thousands)
March 31, 2022:
Northeast	$225,578	24.1%	53.6%	$221,780	23.6%
Southwest	206,057	22.0	49.0	204,443	21.8
West	163,924	17.5	38.9	153,292	16.3
Southeast	136,588	14.6	32.5	138,929	14.9
Midwest	132,308	14.1	31.4	129,354	13.8
I-45 SLF LLC[1]	57,603	6.1	13.7	76,000	8.1
International	14,556	1.6	3.4	14,505	1.5
	$936,614	100.0%	222.5%	$938,303	100.0%
March 31, 2021:
Southwest	$196,956	28.6%	58.6%	$200,091	28.4%
Northeast	153,761	22.3	45.7	150,595	21.4
Southeast	120,168	17.5	35.7	125,317	17.8
West	90,910	13.2	27.0	87,363	12.5
Midwest	69,479	10.1	20.7	67,391	9.6
I-45 SLF LLC[1]	57,158	8.3	17.0	72,800	10.3
	$688,432	100.0%	204.7%	$703,557	100.0%

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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We intend to comply with the new rule's requirements on or before the compliance date on September 8, 2022.

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
As of March 31, 2022 and 2021, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value ("NAV")) in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2022 and 2021 (in thousands):

		Fair Value Measurements
		at March 31, 2022 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$739,872	—	—	$739,872
Second lien loans	52,645	—	—	52,645
Subordinated debt	1,317	—	—	1,317
Preferred equity	44,663	—	—	44,663
Common equity & warrants	40,514	—	—	40,514
Investments measured at net asset value[1]	57,603	—	—	—
Total Investments	$936,614	—	—	$879,011

		Fair Value Measurements
		at March 31, 2021 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category2	Total	(Level 1)	(Level 2)	(Level 3)
First lien loans	$524,161	—	—	$524,161
Second lien loans	36,919	—	—	36,919
Subordinated debt	11,534	—	—	11,534
Preferred equity	22,608	—	—	22,608
Common equity & warrants	36,052	—	—	36,052
Investments measured at net asset value[1]	57,158	—	—	—
Total Investments	$688,432	—	—	$631,274

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at March 31, 2022 and 2021, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at March 31, 2022 and 2021.  Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	March 31, 2022	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average
First lien loans	Income Approach	$645,034	Discount Rate	7.3% - 30.6%	10.7%
			Third Party Broker Quote	5.5 - 96.5	93.2
	Market Approach	94,838	Cost	80.2 - 99.0	98.1
			Exit Value	100.0 - 102.0	101.8
Second lien loans	Income Approach	49,541	Discount Rate	10.3% - 37.8%	15.4%
			Third Party Broker Quote	97.3 - 97.3	97.3
	Enterprise Value Waterfall Approach	3,104	EBITDA Multiple	8.3x - 8.3x	8.3x
			Discount Rate	22.1% - 22.1%	22.1%
Subordinated debt	Income Approach	650	Discount Rate	27.4% - 27.4%	27.4%
	Market Approach	172	Cost	100.0 - 100.0	100
	Enterprise Value Waterfall Approach	495	EBITDA Multiple	8.1x - 8.1x	8.1x
			Discount Rate	20.5% - 20.5%	20.5%
Preferred equity	Enterprise Value Waterfall Approach	41,563	EBITDA Multiple	6.9x - 18.8x	10.6x
			Discount Rate	12.5% - 40.8%	17.8%
	Market Approach	3,100	Cost	100.0 - 100.0	100
Common equity & warrants	Enterprise Value Waterfall Approach	36,667	EBITDA Multiple	4.2x - 11.4x	8.5x
			Discount Rate	10.1% - 32.2%	18.1%
	Market Approach	1,757	Exit Value	351.4 - 351.4	351.4
	Income Approach	2,090	Third Party Broker Quote	158.7 - 158.7	158.7
Total Level 3 Investments		$879,011

		Fair Value at	Significant
	Valuation	March 31, 2021	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average
First lien loans	Income Approach	$465,712	Discount Rate	6.3% - 28.8%	10.9%
			Third Party Broker Quote	53.1 - 99.9	87.9
	Market Approach	58,449	Cost	93.9 - 98.0	97.6
			Exit Value	100.0 - 101.0	100.2
Second lien loans	Income Approach	36,864	Discount Rate	9.9% - 17.6%	14.4%
			Third Party Broker Quote	96.5 - 97.8	96.6
	Market Approach	55	Exit Value	2.4	2.4
Subordinated debt	Income Approach	11,534	Discount Rate	6.2% - 29.3%	13.4%
Preferred equity	Enterprise Value Waterfall Approach	22,608	EBITDA Multiple	6.9x - 10.8x	8.9x
			Discount Rate	12.7% - 22.4%	19.3%
Common equity & warrants	Enterprise Value Waterfall Approach	34,013	EBITDA Multiple	5.6x - 11.5x	8.1x
			Discount Rate	12.9% - 29.8%	20.0%
	Market Approach	2,039	Cost	100.0	100.0
			Exit Value	284.4	284.4
Total Level 3 Investments		$631,274

Changes in Fair Value Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the years ended March 31, 2022 and 2021, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the years ended March 31, 2022 and 2021 (in thousands):

	Fair Value March 31, 2021	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion of Security	Fair Value March 31, 2022	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$524,161	$719	$464,758	$(247,538)	$2,455	$—	$(4,683)	$739,872	$(960)
Second lien loans	36,919	(2,325)	18,902	(7,223)	1,217	(53)	5,208	52,645	(2,699)
Subordinated debt	11,534	422	364	(11,521)	518	—	—	1,317	322
Preferred equity	22,608	11,889	10,691	—	—	—	(525)	44,663	11,363
Common equity & warrants	36,052	12,035	4,308	—	—	(11,881)	—	40,514	7,401
Total Investments	$631,274	$22,740	$499,023	$(266,282)	$4,190	$(11,934)	$—	$879,011	$15,427

	Fair Value March 31, 2020	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion of Security from Debt to Equity	Fair Value March 31, 2021	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$427,447	$(308)	$199,362	$(98,567)	$5,919	$—	$(9,692)	$524,161	$(2,525)
Second lien loans	37,139	(1,839)	192	(250)	899	—	778	36,919	(1,839)
Subordinated debt	9,747	179	546	—	1,062	—	—	11,534	179
Preferred equity	16,624	9,730	3,915	—	—	(7,661)	—	22,608	5,169
Common equity & warrants	22,355	2,082	4,881	—	—	(2,180)	8,914	36,052	1,658
Financial instruments	—	—	—	—	—	—	—	—	—
Total Investments	$513,312	$9,844	$208,896	$(98,817)	$7,880	$(9,841)	$—	$631,274	$2,642
1Includes purchases of new investments, as well as discount accretion on existing investments.

5.     BORROWINGS

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11,

2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of March 31, 2022, the Company’s asset coverage was 193%.

The Company had the following borrowings outstanding as of March 31, 2022 and 2021 (amounts in thousands):

March 31, 2022	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium	Recorded Value
SBA Debentures	$40,000	$(1,648)	$38,352
Credit Facility	205,000	—	205,000
January 2026 Notes	140,000	(1,286)	138,714
October 2026 Notes	150,000	(3,478)	146,522
	$535,000	$(6,412)	$528,588

March 31, 2021
Credit Facility	$120,000	$—	$120,000
October 2024 Notes	125,000	(2,121)	122,879
January 2026 Notes	140,000	(1,575)	138,425
	$385,000	$(3,696)	$381,304

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of March 31, 2022, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At March 31, 2022, CSWC had $205.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs of $6.2 million, $6.8 million and $8.3 million respectively, for the years ended March 31, 2022, 2021 and 2020. The weighted average interest rate on the Credit Facility was 2.50% and 3.05%, respectively, for the years ended March 31, 2022 and 2021. Average borrowings for the years ended March 31, 2022 and 2021 were $173.5 million and $166.0 million, respectively. As of March 31, 2022 and 2021, CSWC was in compliance with all financial covenants under the Credit Facility.

December 2022 Notes

In December 2017, the Company issued $57.5 million in aggregate principal amount, including the underwriters’ full exercise of their option to purchase additional principal amounts to cover over-allotments, of 5.95% Notes due 2022 (the “December 2022 Notes”). The December 2022 Notes bore interest at a rate of 5.95% per year.

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

October 2024 Notes

In September 2019, the Company issued $65.0 million in aggregate principal amount of 5.375% Notes due 2024 (the “Existing October 2024 Notes”). In October 2019, the Company issued an additional $10.0 million in aggregate principal amount of the October 2024 Notes (the "Additional October 2024 Notes"). In August 2020, the Company issued an additional $50.0 million in aggregate principal amount of the October 2024 Notes (the "New Notes" together with the Existing October 2024 Notes and the Additional October 2024 Notes, the "October 2024 Notes"). The Additional October 2024 Notes and the New Notes were treated as a single series with the Existing October 2024 Notes under the indenture and had the same terms as the Existing October 2024 Notes. The maturity date of the October 2024 Notes was October 1, 2024 and were redeemable in whole or in part at any time prior to July 1, 2024, at par plus a “make-whole” premium, and thereafter at par. The October 2024 Notes bore interest at a rate of 5.375% per year.

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

The Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $3.6 million, $6.3 million and $2.2 million, respectively, for the years ended March 31, 2022, 2021 and 2020. From April 1, 2021 through September 24, 2021 (the redemption date of the October 2024 Notes), average borrowings were

$125.0 million. For the year ended March 31, 2021, average borrowings were $106.1 million. The October 2024 Notes had a weighted average effective yield of 5.375%.

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "Existing January 2026 Notes"). The Existing January 2026 Notes were issued at par. In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes (the "Additional January 2026 Notes" together with the Existing January 2026 Notes, the "January 2026 Notes"). The Additional January 2026 Notes were issued at a price of 102.11% of the aggregate principal amount of the Additional January 2026 Notes, resulting in a yield-to-maturity of approximately 4.0% at issuance. The Additional January 2026 Notes are treated as a single series with the Existing January 2026 Notes under the indenture and had the same terms as the Existing January 2026 Notes. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility and the SBA Debentures.

As of March 31, 2022, the carrying amount of the January 2026 Notes was $138.7 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of March 31, 2022, the fair value of the January 2026 Notes was $129.2 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $6.7 million and $1.2 million, respectively, for the years ended March 31, 2022 and 2021. For the year ended March 31, 2022, average borrowings were $140.0 million. Since the issuance of the January 2026 Notes on December 29, 2020 through March 31, 2021, average borrowings were $99.5 million.

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

In addition, holders of the January 2026 Notes can require the Company to repurchase some or all of the January 2026 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the third supplemental indenture relating to the January 2026 Notes.

October 2026 Notes

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "Existing October 2026 Notes"). The Existing October 2026 Notes were issued at a price of 99.418% of the aggregate principal amount of the Existing October 2026 Notes, resulting in a yield-to-maturity of 3.5%. In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes (the "Additional October 2026 Notes" together with the Existing October 2026 Notes, the "October 2026 Notes"). The Additional October 2026 Notes were issued at a price of 99.993% of the aggregate principal amount, resulting in a yield-to-maturity of approximately 3.375% at issuance. The Additional October 2026 Notes are treated as a single series with the Existing October 2026 Notes under the indenture and had the same terms as the Existing October 2026 Notes. The October 2026 Notes mature on October 1, 2026 and may be redeemed in whole or in part at any time prior to July 1, 2026, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes bear interest at a rate of 3.375% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The October 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility and the SBA Debentures.

As of March 31, 2022, the carrying amount of the October 2026 Notes was $146.5 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of March 31, 2022, the fair value of the October 2026 Notes was $139.1 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $3.1 million for the year ended March 31, 2022. Since the issuance of the October 2026 Notes on August 27, 2021 through March 31, 2022, average borrowings were $132.9 million.

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

In addition, holders of the October 2026 Notes can require the Company to repurchase some or all of the October 2026 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the fourth supplemental indenture relating to the October 2026 Notes.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. As of March 31, 2022, SBIC I had regulatory capital of $40.0 million and approved and unused SBA Debenture commitments of $40.0 million. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations.

As of March 31, 2022, the carrying amount of SBA Debentures was $38.4 million on an aggregate principal amount of $40.0 million. As of March 31, 2022, the fair value of the SBA Debentures was $38.6 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC Topic 820. The Company recognized interest expense and related fees related to SBA Debentures of $0.3 million for the year ended March 31, 2022. The weighted average interest rate on the SBA Debentures was 1.30% for the year ended March 31, 2022. For the year ended March 31, 2022, average borrowings were $17.0 million.

As of March 31, 2022, the Company's issued and outstanding SBA Debentures mature as follows:

Pooling Date	Maturity Date	Fixed Interest Rate	March 31, 2022
9/22/21	9/1/2031	1.575%	$15,000,000
3/23/22	3/1/2032	3.209%	25,000,000
			$40,000,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2022 is as follows:

	Years Ending March 31,
	2023	2024	2025	2026	2027	Thereafter	Total
SBA Debentures	$—	$—	$—	$—	$—	$40,000	$40,000
Credit Facility	—	—	—	—	205,000	—	205,000
January 2026 Notes	—	—	—	140,000	—	—	140,000
October 2026 Notes	—	—	—	—	150,000	—	150,000
Total	$—	$—	$—	$140,000	$355,000	$40,000	$535,000

6.     INCOME TAXES

We have elected to be treated as a RIC under Subchapter M of the Code and have a tax year end of December 31.  In order to qualify as a RIC, we must annually distribute at least 90% of our investment company taxable income, as defined by the Code, to our shareholders in a timely manner.  Investment company income generally includes net short-term capital gains but excludes net long-term capital gains.  A RIC is not subject to federal income tax on the portion of its ordinary income and long-term capital gains that is distributed to its shareholders, including “deemed distributions” as discussed below.  As part of maintaining RIC tax treatment, undistributed taxable income, which is subject to a 4% non-deductible U.S. federal excise tax, pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (1) the extended due date of the U.S. federal income tax return for the applicable fiscal year or (2) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

For the tax years ended December 31, 2021, 2020 and 2019, CSWC qualified for RIC tax treatment.  We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, CSWC’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by CSWC.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years.  If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2022, CSWC declared a quarterly dividend in the amount of $11.8 million, or $0.48 per share. Our distributions for the tax years ended December 31, 2021 and 2020 were as follows:

Payment Date	Cash Dividend
Tax Year Ended December 31, 2021
March 31, 2021[1]	$0.52
June 30, 2021[1]	0.53
September 30, 2021[1]	0.54
December 31, 2021[2]	0.97
$2.56

Tax Year Ended December 31, 2020
March 31, 2020[1]	$0.51
June 30, 2020[1]	0.51
September 30, 2020[1]	0.51
December 31, 2020[1]	0.51
$2.04

Tax Year Ended December 31, 2019
March 31, 2019[1]	$0.48
June 30, 2019[1]	0.49
September 30, 2019[1]	0.50
December 31, 2019[3]	1.25
$2.72
1On each of these dates, the cash dividend paid included a supplemental dividend of $0.10 per share.
2On December 31, 2021, CSWC paid a regular dividend of $0.47 per share and a supplemental dividend of $0.50 per share.
3On December 31, 2019, CSWC paid a regular dividend of $0.40 per share, a supplemental dividend of $0.10 per share and a special dividend of $0.75 per share.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly, for the fiscal years ended March 31, 2022 and 2021, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital, distributions from wholly-owned subsidiaries and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Year ended	Year ended
	March 31, 2022	March 31, 2021
Additional capital	$(7,648)	$(3,981)
Total distributable earnings	$7,648	$3,981

The determination of the tax attributes of CSWC’s distributions is made after tax year end, based upon its taxable income for the full tax year and distributions paid for the full tax year. Therefore, the determination of tax attributes made on an interim basis for fiscal year end may not be representative of the actual tax attributes determined at tax year end.

For tax purposes, the 2021 dividends totaled $2.56 per share and were comprised entirely of ordinary income. In addition, 87.40% of each of the ordinary distributions represent interest-related dividends. 87.40% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. For tax purposes, the 2020 dividends totaled $2.04 per share and were comprised entirely of ordinary income. Included in ordinary income per share is approximately $0.167 per share of qualified dividend income. In addition, 91.74% of each of the ordinary distributions represent interest-related dividends and 8.26% of the ordinary distribution paid on March 31, 2020 represents short-term capital gains dividends. 93.80% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. Of the qualified dividends of $3.0 million, 8.0% are eligible for the dividends received deduction.

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

The tax character of distributions paid for the tax years ended December 31, 2021 and 2020 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2021	2020
Ordinary income	$56,633	$37,517
Distributions of long term capital gains	—	—
Distributions on tax basis[1]	$56,633	$37,517

1Includes only those distributions which reduce estimated taxable income.

As of March 31, 2022, CSWC estimates that it has cumulative undistributed taxable income of approximately $11.8 million, or $0.47 per share, that will be carried forward toward distributions to be paid in future periods. We intend to meet the applicable qualifications to be taxed as a RIC in future periods.

The following reconciles net increase (decrease) in net assets resulting from operations to estimated RIC distributable income for the years ended March 31, 2022, 2021 and 2020:

	Years ended March 31,
	2022	2021	2020
Reconciliation of RIC Distributable Income[1]
Net increase (decrease) in net assets resulting from operations	$42,815	$50,883	$(22,351)
Net change in unrealized (appreciation) depreciation on investments	(11,467)	(28,755)	92,814
Income/gain (expense/loss) recognized for tax on pass-through entities	3,753	(11,000)	177
Realized gain (loss) recognized for tax	152	2,206	(2,302)
Capital loss carryover[2]	(878)	17,924	—
Net operating income - wholly-owned subsidiaries	(10,757)	(378)	(587)
Income on wholly-owned subsidiaries	4,000	—	—
Non-deductible tax expense	65	1,066	4,572
Loss on extinguishment of debt	12,268	—	—
Non-deductible compensation	3,679	—	—
Compensation-related book/tax differences	36	—	—
Interest on non-accrual loans	4,171	—	—
Other book tax differences	1,530	870	(304)
Estimated distributable income before deductions for distributions	$49,367	$32,816	$72,019
Distributions[3]:
Ordinary	$57,518	$38,917	$23,540
Capital gains	—	—	25,703
Deemed distributions	—	—	16,483
Distributions payable[3]	—	—	—
Estimated annual RIC undistributed taxable income	$(8,151)	$(6,101)	$6,293

1The calculation of distributable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final distributable income may be different than this estimate.
2At March 31, 2022, the Company had long term capital loss carryforwards of $17.3 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.
3Includes only those distributions which reduce estimated distributable income.

As of March 31, 2022, 2021 and 2020, the components of estimated RIC accumulated earnings on a tax basis were as follows (amounts in thousands):

	Years ended March 31,
Components of RIC Accumulated Earnings on a Tax Basis[1]	2022	2021	2020
Undistributed ordinary income - tax basis	$12,682	$21,083	$25,766
Undistributed net realized (loss) gain	(17,252)	(17,924)	749
Unrealized (depreciation) appreciation on investments	(20,126)	(766)	(47,487)
Other temporary differences	—	(663)	—
Components of distributable earnings at year-end	$(24,696)	$1,730	$(20,972)

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

For the tax years ended December 31, 2021 and 2020, there were no long-term capital gains and therefore had no deemed distributions to our shareholders or federal taxes incurred related to such items. For the tax year ended December 31, 2019, we had net long-term capital gains of $42.2 million, of which $25.7 million was distributed to shareholders as capital gains dividends. We elected to retain net long-term capital gains of $16.5 million and designate the retained amount as a "deemed distribution" to our shareholders. As a result, we incurred federal taxes on the retained amount on behalf of our shareholders in the amount of $3.5 million for the tax year ended December 31, 2019.

In addition, the Taxable Subsidiary holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that our income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate an income tax provision as a result of their ownership of the portfolio companies. This income tax provision, or benefit, and the related tax assets and liabilities, if any, are reflected in our Consolidated Statement of Operations.

As of March 31, 2022, the cost of investments held at the RIC for U.S. federal income tax purposes was $826.5 million, with such investments having gross unrealized appreciation of $39.7 million and gross unrealized depreciation of $59.8 million, resulting in net unrealized depreciation of $20.1 million. As of March 31, 2022, the cost of investments held at the Taxable Subsidiary for U.S. federal income tax purposes was $25.9 million, with such investments having gross unrealized appreciation of $28.1 million and gross unrealized depreciation of $1.9 million, resulting in net unrealized appreciation of $26.2 million. On a consolidated basis, the total investment portfolio has net unrealized appreciation of $6.1 million for U.S. federal income tax purposes.

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

The taxable income, or loss, of CSMC and the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC recorded deferred taxes related to the changes in the restoration plan and bonus accruals on a quarterly basis. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of March 31, 2022 and 2021, the Taxable Subsidiary had a deferred tax liability of $5.7 million and $3.3 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of March 31, 2022 and 2021 (amounts in thousands):

	Years ended
	2022	2021
Deferred tax asset:
Net operating loss carryforwards	$—	$224
Interest	185	173
Total deferred tax asset	185	397
Deferred tax liabilities:
Net unrealized appreciation on investments	(4,899)	(2,931)
Net basis differences in portfolio investments	(1,033)	(811)
Total deferred tax liabilities	(5,932)	(3,742)
Total net deferred tax (liabilities) assets	$(5,747)	$(3,345)

The income tax provision, or benefit, and the related tax assets and liabilities generated by CSWC, CSMC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the year ended March 31, 2022, we recognized a total net income tax provision of $0.6 million, principally consisting of a $0.1 million accrual for U.S. federal excise tax and a $0.5 million tax provision relating to the Taxable Subsidiary. For the year ended March 31, 2021, we recognized total net income tax provision of $2.4 million, principally consisting of a $0.6 million accrual for U.S. federal excise tax and a provision for U.S. federal income taxes relating to CSMC of $1.8 million (all of which is related to the write off of the deferred tax asset at CSMC).

Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2018 through 2020.

The following table sets forth the significant components of the income tax provision as of March 31, 2022, 2021 and 2020 (amounts in thousands):

	Years ended March 31,
Components of Income Tax Provision	2022	2021	2020
Statutory federal income tax	$—	$—	$270
162(m) limitation	—	122	1,488
Excise tax	65	637	1,110
Write-off of deferred tax asset	—	1,837	—
Tax related to Taxable Subsidiary	550	50	315
Stock compensation benefits	—	(207)	(1,129)
Other	—	3	8
Total income tax provision	$615	$2,442	$2,062

7.     SHAREHOLDERS’ EQUITY

The right to grant restricted stock awards under the Capital Southwest Corporation Restricted Stock Award Plan (the "2010 Plan") terminated on July 18, 2021, ten years after the date that the 2010 Plan was approved by the Company’s shareholders pursuant to its terms. In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the "2021 Employee Plan") as part of the compensation package for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. On July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan.

In addition, the Company's Board of Directors approved the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Plan (the "Non-Employee Director Plan") as part of the compensation package for non-employee directors of the Board of Directors. In connection therewith, on May 16, 2022, we received an exemptive order that supersedes the Order (the "Superseding Order") and will cover both employees and non-employee directors of the Board of Directors. The Non-Employee Director Plan will become effective upon shareholder approval at our 2022 annual meeting of shareholders. The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Year Ended March 31,
	2022	2021
Number of shares repurchased	52,124	15,309
Aggregate cost of shares repurchased (in thousands)	$1,408	$239
Weighted average price per share	$27.01	$15.62

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

During the year ended March 31, 2022, the Company sold 3,872,031 shares of its common stock under the Equity ATM Program at a weighted-average price of $25.73 per share, raising $99.6 million of gross proceeds. Net proceeds were $98.1 million, after deducting commissions to the sales agents on shares sold. During the year ended March 31, 2021, the Company sold 2,810,541 shares of its common stock under the Equity ATM Program at a weighted-average price of $18.30 per share, raising $51.4 million of gross proceeds. Net proceeds were $50.4 million, after deducting commissions to the sales agents on shares sold. Of these proceeds, $1.7 million remained receivable and is included in Other Receivables in the Consolidated Statement of Assets and Liabilities as of March 31, 2022. The cash proceeds were received subsequent to year end on April 1 and April 4, 2022.

Cumulative to date, the Company has sold 8,177,660 shares of its common stock under the Equity ATM Program at a weighted-average price of $22.44, raising $183.5 million of gross proceeds. Net proceeds were $180.3 million after commissions to the sales agents on shares sold. As of March 31, 2022, the Company has $66.5 million available under the Equity ATM Program.

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

On July 28, 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated.

During both the years ended March 31, 2022 and 2021, the Company did not repurchase any shares under the share repurchase agreement.

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

In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation package for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of March 31, 2022, there are 1,200,000 shares of common stock available for issuance under the 2021 Employee Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the fiscal years ended March 31, 2022, 2021, and 2020, we recognized total share based compensation expense of $3.6 million, $2.9 million and $2.9 million, respectively, related to the restricted stock issued to our employees and officers.

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

As of March 31, 2022, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $6.5 million, which will be amortized over the weighted-average vesting period of approximately 2.4 years.

As of March 31, 2022, there are no restricted stock awards outstanding under the 2021 Employee Plan. The following table summarizes the restricted stock awards outstanding under the 2010 Plan as of March 31, 2022:

Restricted Stock Awards	Number of Shares	Weighted Average Fair Value per Share at Grant Date	Weighted Average Remaining Vesting Term (in Years)
Unvested at March 31, 2020	359,586	$18.64	2.4
Granted	239,574	15.18	—
Vested	(141,804)	17.61	—
Forfeited	(27,580)	18.63	—
Unvested at March 31, 2021	429,776	$17.05	2.5
Granted	172,945	27.60	—
Vested	(167,072)	17.71	—
Forfeited	(39,656)	16.07	—
Unvested at March 31, 2022	395,993	$21.48	2.4

9.     OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015.  All full-time employees are eligible to participate in the 401K Plan.  The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility.  We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During each of the years ended March 31, 2022, 2021 and 2020, we made matching contributions of approximately $0.2 million.

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

The following tables set forth the Retirement Restoration Plan’s net pension benefit and benefit obligation amounts at March 31, 2022, 2021 and 2020, as well as amounts recognized in our Consolidated Statements of Assets and Liabilities at March 31, 2022 and 2021 (amounts in thousands):

	Years ended March 31,
	2022	2021	2020
Net pension cost
Interest cost on projected benefit obligation	$79	$96	$111
Net amortization	37	35	31
Net pension cost from restoration plan	$116	$131	$142

	Years ended March 31,
	2022	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$2,979	$3,082	$3,073
Interest cost	79	96	111
Actuarial loss	(104)	42	122
Benefits paid	(247)	(241)	(224)
Benefit obligation at end of year	$2,707	$2,979	$3,082

	Years ended March 31,
	2022	2021
Amounts recognized in our Consolidated Statements of Assets and Liabilities
Projected benefit obligation	$(2,707)	$(2,979)
Net actuarial loss recognized as a component of equity	957	1,098
Total	$(1,750)	$(1,881)

Accumulated benefit obligation	$(2,707)	$(2,979)

The corridor approach is used to amortize the actuarial gains or losses based on 10% of the projected benefit obligation.

The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years ended March 31,
	2022	2021	2020
Discount rate	3.50%	2.75%	3.25%

The following assumptions were used in estimating the net periodic (income)/expense:

	Years ended March 31,
	2022	2021	2020
Discount rate	2.75%	3.25%	3.75%

Following are the expected benefit payments for the next five years and in the aggregate for the years 2028-2032 (amounts in thousands):

	2023	2024	2025	2026	2027	2028-2032
Restoration Plan	$245	$240	$234	$229	$222	$991

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

	March 31,	March 31,
	2022	2021
Portfolio Company	(amounts in thousands)
Revolving Loans
Air Conditioning Specialist, Inc.	$1,000	$—
AllOver Media, LLC	—	2,000
American Teleconferencing Services, Ltd. (DBA Premiere Global Services, Inc.)	117	—
ArborWorks, LLC	3,000	—
ATS Operating, LLC	1,500	—
Broad Sky Networks LLC	—	2,000
Cadmium, LLC	308	—
Catbird NYC, LLC	4,000	—
Central Medical Supply LLC	1,200	1,200
Clickbooth.com, LLC	—	1,086
Dynamic Communities, LLC	500	500
Electronic Transaction Consultants LLC	—	3,704
Fast Sandwich, LLC	3,100	3,100
GrammaTech, Inc.	2,500	2,500
GS Operating, LLC	1,540	—
Ian, Evan, & Alexander Corporation (DBA EverWatch)	—	2,000
ISI Enterprises, LLC	1,200	—
ITA Holdings Group, LLC	1,250	2,000
Klein Hersh, LLC	938	938

Lash OpCo, LLC	481	—
Lighting Retrofit International, LLC (DBA Envocore)	2,083	—
Mako Steel LP	943	1,226
Muenster Milling Company, LLC	5,000	—
NeuroPsychiatric Hospitals, LLC	600	—
NinjaTrader, LLC	2,500	1,500
NWN Parent Holdings, LLC	1,380	—
Roof OpCo, LLC	3,056	—
Roseland Management, LLC	1,425	1,500
RTIC Subsidiary Holdings LLC	—	767
Shearwater Research, Inc.	2,446	—
SIB Holdings, LLC	655	—
South Coast Terminals LLC	1,935	—
Spotlight AR, LLC	2,000	—
Student Resource Center LLC	1,333	—
Systec Corporation (DBA Inspire Automation)	1,150	—
Wall Street Prep, Inc.	1,000	—
Well-Foam, Inc.	4,500	—
Winter Services Operations, LLC	2,000	—
Zenfolio Inc.	1,000	—
Total Revolving Loans	57,640	26,021
Delayed Draw Term Loans
Acceleration Partners, LLC	—	216
Central Medical Supply LLC	1,400	1,400
CityVet Inc.	7,000	6,750
Flip Electronics, LLC	2,818	—
Food Pharma Subsidiary Holdings, LLC	5,470	—
GS Operating, LLC	3,205	—
Infolinks Media Buyco, LLC	2,250	—
KMS, LLC	4,571	—
Lash OpCo, LLC	2,846	—
Muenster Milling Company, LLC	6,000	—
NeuroPsychiatric Hospitals, LLC	10,000	—
NinjaTrader, LLC	4,692	2,655
Roof OpCo, LLC	4,644	—
Shearwater Research, Inc.	3,262	—
SIB Holdings, LLC	1,871	—
Systec Corporation (DBA Inspire Automation)	3,000	—
Winter Services Operations, LLC	4,444	—
Zips Car Wash, LLC - B	3,801	—
Total Delayed Draw Term Loans	71,274	11,021
Other
American Nuts Operations LLC	—	384
Catbird NYC, LLC	125	—
Infolinks Media Buyco, LLC	412	—
I-45 SLF LLC	4,800	8,000
Total Other	5,337	8,384
Total unused commitments to extend financing	$134,251	$45,426

As of March 31, 2022, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2022 and 2021, the Company had $4.0 million and $3.5 million, respectively, in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.3 million expire in August 2022, $0.4 million expire in February 2023, $0.2 million expire in April 2023, and $3.1 million expire in May 2023. As of March 31, 2022 and 2021, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

Effective April 1, 2019, ASC 842 required that a lessee to evaluate its leases to determine whether they should be classified as operating or financing leases. The Company had a previous operating lease for its office space. The lease commenced October 1, 2014 and expired February 28, 2022. In March 2021, the Company executed an agreement to lease new office space. The Company identified this as an operating lease. The lease commenced on February 1, 2022 and expires September 30, 2032.

ASC 842 indicates that a right-of-use asset and lease liability should be recorded based on the effective date. As such, CSWC recorded a right-of-use asset, which is included in other assets on the Consolidated Statements of Assets and Liabilities, and a lease liability, which is included in other liabilities on the Consolidated Statements of Assets and Liabilities, as of February 1, 2022. The Company has recorded lease expense on a straight-line basis.

Total lease expense incurred for the three years ended March 31, 2022, 2021 and 2020 was $0.3 million, $0.2 million and $0.2 million, respectively. As of March 31, 2022 and 2021, the asset related to the operating lease was $1.8 million and $0.2 million, respectively, and the lease liability was $2.7 million and $0.2 million, respectively. As of March 31, 2022, the remaining lease term was 10.5 years and the discount rate was 3.11%.

The following table shows future minimum payments under the Company's operating lease as of March 31, 2022 (in thousands):

Year ending March 31,	Rent Commitment
2023	$167
2024	406
2025	416
2026	426
2027	437
Thereafter	2,578
Total	$4,430
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

12.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2022 and 2021 (in thousands except per share amounts):

	First	Second	Third	Fourth
2022	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$9,043	$9,726	$11,899	$12,019	$42,687
Net realized (loss) gain on investments, net of tax	(952)	3,496	2,715	575	5,834
Net change in unrealized appreciation (depreciation) on investments, net of tax	7,051	(691)	(2,054)	7,161	11,467
Realized loss on extinguishment of debt	—	(17,087)	—	—	(17,087)
Realized loss on disposal of fixed assets	—	—	—	(86)	(86)
Net increase (decrease) in net assets from operations	15,142	(4,556)	12,560	19,669	42,815
Pre-tax net investment income per share	0.45	0.45	0.51	0.50	1.90
Net investment income per share	0.43	0.43	0.51	0.50	1.87
Net increase (decrease) in net assets from operations per share	0.71	(0.20)	0.54	0.81	1.86

	First	Second	Third	Fourth
2021	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$6,819	$8,319	$8,517	$8,016	$31,671
Net realized (loss) gain on investments	(5,547)	(1,279)	(127)	(1,583)	(8,536)
Net change in unrealized appreciation on investments, net of tax	7,605	9,636	7,271	4,243	28,755
Realized loss on extinguishment of debt	—	(286)	(262)	(459)	(1,007)
Net increase in net assets from operations	8,877	16,390	15,399	10,217	50,883
Pre-tax net investment income per share	0.40	0.44	0.52	0.44	1.79
Net investment income per share	0.38	0.45	0.45	0.39	1.66
Net increase (decrease) in net assets from operations per share	0.49	0.88	0.80	0.50	2.67

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

During the years ended March 31, 2022 and 2021, we did not receive any management fees from our portfolio companies. During the year ended March 31, 2020, we received management and other fees from certain of our portfolio companies totaling $0.2 million, which were recognized as fees and other income on the Consolidated Statements of Operations. During the year ended March 31, 2020, we received a transaction fee of $1.2 million in connection with the sale of Media Recovery, Inc. Additionally, as of March 31, 2022 and 2021, we had dividends receivable from I-45 SLF LLC of $1.9 million and $1.5 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

14.     SUBSEQUENT EVENTS

On April 27, 2022, the Board of Directors declared a quarterly dividend of $0.48 per share and a special dividend of $0.15 per share for the quarter ended June 30, 2022. The record date for the dividend is June 15, 2022. The payment date for the dividend is June 30, 2022.

On May 11, 2022, CSWC entered into Amendment No. 2 (the "Amendment") to the Credit Agreement. The Amendment changed the benchmark interest rate from LIBOR to Term SOFR. In addition, on May 11, 2022, CSWC entered into an Incremental Commitment Agreement, pursuant to which the total commitments under the Credit Agreement increased from $335 million to $380 million.

15.     SELECTED PER SHARE DATA AND RATIOS

The following presents a summary of the selected per share data for the years ended March 31, 2018 through 2022 (in thousands except per share amounts):

	Years Ended March 31,
Per Share Data:	2022	2021	2020	2019	2018	2017
Investment income[1]	$3.60	$3.57	$3.45	$3.10	$2.18	$1.48
Operating expenses[1]	(1.70)	(1.78)	(1.76)	(1.62)	(1.16)	(0.87)
Income taxes[1]	(0.03)	(0.13)	(0.12)	(0.06)	(0.01)	(0.11)
Net investment income[1]	1.87	1.66	1.57	1.42	1.01	0.50
Net realized gain (loss), net of tax[1]	0.26	(0.45)	2.35	1.24	0.10	0.50
Net change in unrealized appreciation (depreciation) on investments, net of tax[1]	0.50	1.51	(5.16)	(0.68)	1.34	0.49
Realized loss on extinguishment of debt[1]	(0.75)	(0.05)	—	—	—	—
Total increase (decrease) from investment operations	1.88	2.67	(1.24)	1.98	2.45	1.49
Dividends to shareholders	(2.52)	(2.05)	(2.75)	(2.27)	(0.99)	(0.79)
Spin-off Compensation Plan distribution, net of tax	—	—	—	—	(0.03)	(0.08)
Exercise of employee stock options[2]	—	—	—	(0.12)	0.01	(0.09)
Issuance of restricted stock[3]	(0.10)	(0.16)	(0.06)	(0.23)	(0.18)	(0.15)
Accretive (dilutive) effect of share issuances and repurchases	1.45	0.30	0.45	0.06	(0.04)	—
Share based compensation expense	0.14	0.14	0.16	0.13	0.11	0.08
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.03)	—	—	(0.01)	(0.01)	—
Repurchase of common stock	—	—	0.15	—	—	—
Net change in pension plan funded status	0.01	—	(0.01)	(0.01)	(0.05)	—
Other[4]	0.02	(0.02)	(0.19)	0.01	0.01	—
Increase (decrease) in net asset value	0.85	0.88	(3.49)	(0.46)	1.28	0.46
Net asset value
Beginning of year	16.01	15.13	18.62	19.08	17.80	17.34
End of year	$16.86	$16.01	$15.13	$18.62	$19.08	$17.80
Ratios and Supplemental Data
Ratio of operating expenses to average net assets	10.31%	11.51%	9.87%	8.61%	6.35%	4.95%
Ratio of net investment income to average net assets	11.31%	10.74%	8.77%	7.53%	5.51%	2.83%
Portfolio turnover rate	33.91%	18.81%	22.76%	23.38%	25.42%	23.57%
Total investment return[5]	18.10%	118.56%	(37.52)%	38.34%	6.61%	27.88%
Total return based on change in NAV[6]	21.05%	19.37%	(3.97)%	9.49%	12.75%	7.21%
Per share market value at end of year	$23.73	$22.16	$11.42	$21.04	$17.02	$16.91
Weighted-average basic shares outstanding	22,840	19,060	18,000	16,074	16,074	15,825
Weighted-average fully diluted shares outstanding	22,840	19,060	18,000	16,139	16,139	15,877
Common shares outstanding at end of year	24,959	21,005	17,998	17,503	16,162	16,011

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

On March 25, 2021, I-45 SLF LLC declared a return of capital dividend to its members in the amount of $10.0 million. As of March 31, 2022, total funded equity capital totaled $95.0 million, consisting of $76.0 million from CSWC and $19.0 million from Main Street. CSWC owns 80% of I-45 SLF LLC and has a current profits interest of 78.25%, while Main Street owns 20% and has a current profits interest of 21.75%. I-45 SLF LLC’s Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street.

As of March 31, 2022 and 2021, I-45 SLF LLC had total assets of $189.1 million and $177.8 million, respectively. I-45 SLF LLC had approximately $176.7 million and $164.4 million of credit investments at fair value as of March 31, 2022 and 2021, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of March 31, 2021, approximately $13.1 million of the credit investments were unsettled trades. For the years ended March 31, 2022 and 2021, I-45 SLF LLC declared total dividends of $8.6 million and $18.7 million, $10 million of which was the return of capital dividend described above, respectively.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. The I-45 credit facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity.  Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022 and to reduce the interest rate on borrowings to LIBOR plus 2.4% per annum. In November 2019, the I-45 credit facility was amended to extend the maturity to November 2024 and to reduce the interest rate on borrowings to LIBOR plus 2.25% per annum. On April 30, 2020, the I-45 credit facility was amended to permanently reduce the facility amount through a prepayment of $15.0 million and to change the minimum utilization requirements. In March 2021, the I-45 credit facility was amended to extend the maturity to March 25, 2026 and to reduce the interest rate on borrowings to LIBOR plus 2.15%. Under the I-45 credit facility, $114.5 million has been drawn as of March 31, 2022.

At March 31, 2022, our investment in I-45 SLF LLC did not exceed the 10% threshold in at least one of the tests under Rule 4-08(g) and did not exceed the 20% threshold in at least one of the tests under Rule 3-09 of Regulation S-X. However, at March 31, 2021, our investment in I-45 SLF LLC exceeded the 10% and 20% thresholds in at least one of the tests under Rule 3-09 of Regulation S-X. Accordingly, we have included as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 the financial statements of I-45 SLF LLC. Below is certain summarized financial information for I-45 SLF LLC as of March 31, 2022 and 2021 and for the years ended March 31, 2022, 2021 and 2020 (amounts in thousands):

	March 31, 2022	March 31, 2021
Selected Balance Sheet Information:
Investments, at fair value (cost $187,714 and $170,791)	$176,704	$164,351
Cash and cash equivalents	9,949	10,419
Due from broker	123	152
Deferred financing costs	1,518	2,301
Interest receivable	850	553
Total assets	$189,144	$177,776

Senior credit facility payable	$114,500	$91,000
Payable for unsettled transactions	—	13,072
Other liabilities	2,596	2,131
Total liabilities	$117,096	$106,203
Members’ equity	72,048	71,573
Total liabilities and net assets	$189,144	$177,776

	Years Ended March 31,
	2022	2021	2020
Selected Statement of Operations Information:
Total revenues	$12,804	$13,930	$20,300
Total expenses	(4,166)	(4,565)	(8,045)
Net investment income	8,638	9,365	12,255
Net unrealized (depreciation) appreciation	(4,569)	30,467	(32,394)
Net realized gains (losses)	1,047	(15,313)	603
Net increase (decrease) in members’ equity resulting from operations	$5,116	$24,519	$(19,536)

Below is a listing of the individual loans in I-45 SLF LLC’s portfolio as of March 31, 2022 and 2021:

I-45 SLF LLC Loan Portfolio as of March 31, 2022

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate[1]	Principal	Cost[2]	Fair Value[3]
AAC New Holdco Inc.	Healthcare services	First Lien	6/25/2025	10.00%, 8.00% PIK	$1,899	$1,899	$1,833
		304,075 shares common stock	—	—	—	1,449	1,449
		Warrants (Expiration - December 11, 2025)	—	—	—	482	482
ADS Tactical, Inc.	Aerospace & defense	First Lien	3/19/2026	L+5.75% (Floor 1.00%)	6,394	6,283	6,133
American Teleconferencing Services, Ltd.[4]	Telecommunications	Revolving Loan	6/30/2022	P+5.50%	1,027	1,021	64
		First Lien	6/8/2023	P+5.50%	5,598	5,566	308
ATX Networks (Toronto) Corporation	Technology products & components	First Lien	9/1/2026	L+7.50%, (Floor 1.00%)	2,617	2,610	2,499
		Senior Subordinated Debt	9/1/2028	10.00% PIK	1,081	1,081	729
		196 Class A units	—	—	—	—	—
Burning Glass Intermediate Holding Company, Inc.	Software & IT services	Revolving Loan[5]	6/10/2028	L+5.00% (Floor 1.00%)	74	67	67
		First Lien	6/10/2028	L+5.00% (Floor 1.00%)	3,189	3,140	3,189
Corel, Inc.	Software & IT services	First Lien	7/2/2026	L+5.00%	6,803	6,650	6,805
Emerald Technologies (U.S.) Acquisitionco, Inc.	Technology products & components	First Lien	12/29/2027	SOFR +6.25% (Floor 1.00%)	3,125	3,063	3,078
Evergreen AcqCo 1 LP	Consumer products & retail	First Lien	4/26/2028	L+5.50% (Floor 0.75%)	4,179	4,142	4,158
Evergreen North America Acquisitions, LLC	Industrial services	First Lien	8/13/2026	L+6.75% (Floor 1.00%)	6,740	6,623	6,740
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.25%	6,840	6,809	6,806
GS Operating, LLC	Distribution	First Lien	1/3/2028	SOFR +6.00% (Floor 0.75%)	4,988	4,891	4,988
Infogain Corporation	Software & IT services	First Lien	7/28/2028	L+5.75% (Floor 1.00%)	4,784	4,719	4,769
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,850	2,845	2,704
Integro Parent Inc.	Business services	First Lien	10/28/2022	L+5.75% (Floor 1.00%)	3,217	3,209	3,043
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	5,677	5,659	5,638

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate[1]	Principal	Cost[2]	Fair Value[3]
Inventus Power, Inc.	Technology products & components	First Lien	3/29/2024	SOFR +5.00% (Floor 1.00%)	6,930	6,884	6,791
INW Manufacturing, LLC	Food, agriculture, & beverage	First Lien	3/25/2027	L+5.75% (Floor 0.75%)	2,925	2,867	2,867
Isagenix International, LLC	Consumer products & retail	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	1,685	1,677	1,088
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	4,658	4,639	4,640
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	L+7.25% (Floor 1.00%)	6,242	6,213	6,242
Lash OpCo, LLC	Consumer products & retail	First Lien	3/18/2026	L+7.00% (Floor 1.00%)	4,988	4,881	4,878
		Delayed Draw Term Loan[6]	3/18/2026	L+7.00% (Floor 1.00%)	1,187	1,152	1,161
Lift Brands, Inc.	Consumer services	Tranche A	6/29/2025	L+7.50% (Floor 1.00%)	2,502	2,502	2,252
		Tranche B	6/29/2025	9.50% PIK	583	583	437
		Tranche C	6/29/2025	—	565	564	423
		1,051 shares common stock	—	—	—	749	749
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	4,948	4,914	4,874
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	5,826	5,807	5,491
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%)	4,623	4,584	4,623
National Credit Care, LLC	Consumer services	First Lien - Term Loan A	12/23/2026	L+6.50% (Floor 1.00%)	2,500	2,453	2,483
		First Lien - Term Loan B	12/23/2026	L+7.50% (Floor 1.00%)	2,500	2,453	2,483
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,663	2,647	1,807
NinjaTrader, Inc.	Financial services	First Lien	12/18/2024	L+6.25% (Floor 1.00%)	5,000	4,908	5,000
NorthStar Group Services, Inc.	Environmental services	First Lien	11/9/2026	L+5.50% (Floor 1.00%)	2,961	2,948	2,950
Research Now Group, Inc.	Business services	First Lien	12/20/2024	L+5.50% (Floor 1.00%)	4,936	4,936	4,861
Retail Services WIS Corporation	Business services	First Lien	5/20/2025	L+7.75% (Floor 1.00%)	2,959	2,912	2,914
SIB Holdings, LLC	Business services	First Lien	10/29/2026	L+6.00% (Floor 1.00%)	3,000	2,945	2,958
Stellant Midco, LLC	Aerospace & defense	First Lien	10/2/2028	L+5.50% (Floor 0.75%)	2,289	2,267	2,254
Tacala, LLC	Consumer products & retail	Second Lien	2/7/2028	L+7.50% (Floor 0.75%)	5,000	4,991	4,944

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate[1]	Principal	Cost[2]	Fair Value[3]
TEAM Services Group, LLC	Healthcare services	First Lien	12/20/2027	L+5.00% (Floor 1.00%)	6,687	6,644	6,637
TestEquity, LLC	Capital equipment	First Lien	4/28/2022	L+6.25% (Floor 1.00%)	3,805	3,804	3,805
		First Lien - Term Loan B	4/28/2022	L+6.25% (Floor 1.00%)	942	942	942
UniTek Global Services, Inc.	Telecommunications	First Lien	8/20/2024	L+5.50%, 2.00% PIK (Floor 1.00%)	2,814	2,802	2,627
U.S. TelePacific Corp.	Telecommunications	First Lien	5/1/2026	L+1.00%, 7.25% PIK (Floor 1.00%)	5,239	5,239	3,714
Veregy Consolidated, Inc.	Environmental services	First Lien	11/3/2027	L+6.00% (Floor 1.00%)	1,975	1,970	1,936
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,565	3,531	3,283
Wahoo Fitness Acquisition, LLC	Consumer products & retail	First Lien	8/14/2028	L+5.75% (Floor 1.00%)	4,969	4,833	4,869
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+5.50% (Floor 1.00%)	4,282	4,265	4,239
Total Investments						$187,714	$176,704

1Represents the interest rate as of March 31, 2022. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate ("SOFR") or Prime (“Prime”) which reset daily, monthly, quarterly, or semiannually.  For each, the Company has provided the spread over LIBOR, SOFR or Prime in effect at March 31, 2022.  Certain investments are subject to an interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
2Represents amortized cost.
3Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
4Investment is on non-accrual status as of March 31, 2022, meaning the Company has ceased to recognize interest income on the investment.
5The investment has approximately $0.3 million in an unfunded revolving loan commitment as of March 31, 2022.
6The investment has approximately $0.8 million in an unfunded delayed draw term loan commitment as of March 31, 2022.

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

SCHEDULE 12-14

Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	March 31, 2022 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2021	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2022
Control Investments
I-45 SLF LLC	80% LLC equity interest	$—	$6,720	$57,158	$3,200	$—	$—	$(2,755)	$57,603
Total Control Investments		$—	$6,720	$57,158	$3,200	$—	$—	$(2,755)	$57,603

Affiliate Investments
Air Conditioning Specialist, Inc.	Revolving Loan	$—	$3	$—	$(18)	$—	$—	$18	$—
	First Lien	12,778	359	—	12,558	(22)	—	(1)	12,535
	623,693.55 Preferred Units	—	—	—	624	—	—	10	634
Catbird NYC, LLC	Revolving Loan	—	17	—	(73)	—	—	73	—
	First Lien	15,900	635	—	15,706	(100)	—	278	15,884
	1,000,000 Class A Units	—	—	—	1,000	—	—	221	1,221
	500,000 Class B Units	—	—	—	500	—	—	72	572
Central Medical Supply LLC	Revolving loan	300	45	276	6	—	—	8	290
	First lien	7,500	844	6,908	27	—	—	325	7,260
	Delayed Draw Term Loan	100	24	92	6	—	—	(1)	97
	1,380,500 Preferred Units	—	—	641	101	—	—	(101)	641
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	—	1,343	—	—	—	(419)	924
Delphi Behavioral Health Group, LLC	First lien	1,541	164	1,398	127	—	—	(123)	1,402
	First lien	1,732	164	1,500	151	—	—	(179)	1,472
	Protective Advance	526	13	—	526	—	—	—	526
	1,681.04 Common Units	—	—	3,615	—	—	—	(1,155)	2,460
Dynamic Communities, LLC	Revolving loan	—	4	—	1	—	—	(1)	—
	First lien	11,221	1,297	9,966	477	(280)	—	160	10,323
	Senior subordinated debt	650	129	372	278	—	—	—	650

Portfolio Company	Type of Investment (1)	March 31, 2022 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2021	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2022
	2,000,000 Preferred units	—	—	1,274	—	—	—	—	1,274
GrammaTech, Inc.	Revolving loan	—	21	—	9	—	—	(9)	—
	First lien	11,500	1,320	11,420	37	—	—	(1,682)	9,775
	1,000 Class A Units	—	—	1,208	56	—	—	(552)	712
ITA Holdings Group, LLC	Revolving loan	750	23	—	757	—	—	(7)	750
	First lien - Term Loan	10,071	889	10,061	44	—	—	(64)	10,041
	First lien - Term B Loan	5,036	600	5,101	26	—	—	(66)	5,061
	First Lien - PIK Note A	2,959	447	2,630	439	—	—	(110)	2,959
	First Lien - PIK Note B	117	10	103	13	—	—	1	117
	Warrants	—	—	2,968	—	—	—	231	3,199
	9.25% Class A membership interest	—	28	2,532	—	—	—	531	3,063
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	—	6	—	456	(456)	—	—	—
	First Lien	5,195	99	—	5,208	(12)	—	(416)	4,780
	Second Lien	5,208	—	—	5,208	—	—	(2,104)	3,104
	208,333.3333 Series A Preferred units	—	—	—	—	—	—	—	—
	203,124.9999 Common units	—	—	—	—	—	—	—	—
Roseland Management, LLC	Revolving loan	575	48	—	1,178	(600)	—	(3)	575
	First lien	14,125	673	—	14,227	(73)	—	(29)	14,125
	16,084 Class A Units	—	—	—	2,041	—	—	(136)	1,905
SIMR, LLC	First lien	13,235	3	12,103	224	(649)	—	(1,090)	10,588
	9,374,510.2 Class B Common units	—	—	—	—	—	—	—	—
	904,903.31 Class W units	—	—	—	—	—	—	—	—
Sonobi, Inc.	First lien	—	445	8,500	15	(8,500)	140	(155)	—
	500,000 Class A Common Units	—	—	1,235	—	—	—	1,725	2,960
Total Affiliate Investments		$121,019	$8,310	$85,246	$61,935	$(10,692)	$140	$(4,750)	$131,879
Total Control & Affiliate Investments		$121,019	$15,030	$142,404	$65,135	$(10,692)	$140	$(7,505)	$189,482

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

We completed an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide the reasonable assurance described above. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Shareholder Transaction Expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	—%

Annual Expenses (as a percentage of net assets attributable to common stock for the fiscal year ended March 31, 2022):
Operating expenses	4.51%	(4)
Interest payments on borrowed funds	5.31%	(5)
Income tax provision	0.15%	(6)
Acquired fund fees and expenses	1.02%	(7)
Total annual expenses	10.99%

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
(4)Operating expenses in this table represent the estimated annual operating expenses of CSWC and its consolidated subsidiaries based on actual operating expenses for the year ended March 31, 2022. We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.
(5)Interest payments on borrowed funds represents our estimated annual interest payments based on actual interest rate terms under our Credit Facility and our anticipated drawdowns from our Credit Facility, our actual interest rate terms under the SBA Debentures and our anticipated drawdowns of the SBA Debentures, the 4.50% Notes due 2026 (the "January 2026 Notes") and the 3.375% Notes due 2026 (the "October 2026 Notes"). As of March 31, 2022, we had $205.0 million outstanding under our Credit Facility, $40.0 million outstanding under the SBA Debentures, $140.0 million in aggregate principal of our January 2026 Notes outstanding and $150.0 million in aggregate principal of our October 2026 Notes outstanding. Any future issuances of debt securities will be made at the discretion of management and our board of directors after evaluating the investment opportunities and economic situation of the Company and the market as a whole.
(6)Income tax provision relates to the accrual of (a) deferred and current tax provision (benefit) for U.S. federal income taxes and (b) excise, state and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Income tax provision represents the estimated annual income tax expense of CSWC and its consolidated subsidiaries based on actual income tax expense for the year ended March 31, 2022.
(7)Acquired fund fees and expenses represent the estimated indirect expense incurred due to our investment in I-45 SLF LLC, a joint venture with Main Street Capital Corporation, based upon the actual amount incurred for the fiscal year ended March 31, 2022.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming 5.0% annual return	$110	$310	$487	$845

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
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2022 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2022, and is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by this Item 11 will be contained in the definitive proxy statement relating to our 2022 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2022, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in the definitive proxy statement relating to our 2022 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2022, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the definitive proxy statement relating to our 2022 annual meeting of shareholders under the headings of “Certain Relationships and Related Transactions” and “Corporate Governance” to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2022, and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the definitive proxy statement relating to our 2022 annual meeting of shareholders under the heading of “Ratification and Appointment of Independent Registered Public Accounting Firm for the Year Ended March 31, 2023” to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2022, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.          Consolidated Financial Statements

2.           Consolidated Financial Statement Schedule

Page
Schedule of Investments in and Advances to Affiliates for the Year Ended March 31, 2022	141

3.           Exhibits

Exhibit No.	Description
3.1
Articles of Incorporation, dated April 19, 1961, including amendments dated June 30, 1969, July 20, 1987, April 23, 2007 and July 15, 2013 (incorporated by reference to Exhibit (a) to Registration Statement on Form N-2 (File No. 333-220385) filed on September 8, 2017).

3.2	Certificate of Amendment to the Articles of Incorporation, dated August 1, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 814-00061) filed on August 1, 2019).

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

3.4	Amendment to Second Amended and Restated Bylaws of Capital Southwest Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 814-00061) filed April 25, 2019).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K (File No. 811-01056) filed on June 14, 2002).

4.2
Indenture, dated October 23, 2017, between the Company and U.S. Bank National Association, Trustee (incorporated by reference to Exhibit (d)(2) to Registration Statement on Form N-2 (File No. 333-220385) filed on October 23, 2017).

4.3
Third Supplemental Indenture, dated as of December 29, 2020, relating to the 4.50% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 814-00061) filed on December 29, 2020).

4.4	Form of Global Note with respect to the 4.50% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 814-00061) filed on December 29, 2020).

4.5
Fourth Supplemental Indenture, dated as of August 27, 2021, relating to the 3.375% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 814-00061) filed on August 27, 2021).

4.6	Form of Global Note with respect to the 3.375% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 814-00061) filed on August 27, 2021).

Exhibit No.	Description
4.7
Form of Capital Southwest SBIC I, LP SBIC debentures guaranteed by the Small Business Administration (incorporated by reference to Exhibit (f) to Registration Statement on Form N-2 (File No. 333-259455) filed on September 10, 2021).

4.8	Dividend Reinvestment Plan (incorporated by reference Exhibit (e) to Registration Statement on Form N-2 (File No. 333-220385) filed on September 8, 2017).

4.9
Description of Capital Southwest Corporation's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to Form 10-K (File No. 814-00061) filed on June 2, 2021).

10.1+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.2+
Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.15 to Form 10-K (File No. 814-00061) filed on June 1, 2012).

10.3+
Amendment One to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.16 to Form 10-K (File No. 814-00061) filed on May 31, 2013).

10.4+
Amendment Four to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on August 6, 2015).

10.5+	Capital Southwest Corporation Amended and Restated 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 99.1 to Form S-8 (File No. 333-227117) filed on August 30, 2018).

10.6+	Form of Restricted Stock Award Agreement under the 2010 Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 814-00061) filed on November 7, 2014).

10.7+	Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (incorporated by reference to Exhibit 4.5 to Form S-8 (File No. 333-258899) filed on August 28, 2021).

10.8+
Form of Restricted Stock Award Agreement under the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (incorporated by reference to Exhibit 4.6 to Form S-8 (File No. 333-258899) filed on August 28. 2021).

10.9+	Form of Amended and Restated Cash Incentive Award Agreement (Executive Compensation Plan) (incorporated by reference to Exhibit 10.13 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.10+
Amended and Restated Employee Matters Agreement, dated September 4, 2015, between the Company and CSW Industrials, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed on September 14, 2015).

10.11+
Form of Amended and Restated Non-Qualified Stock Option Agreement (Executive Compensation Plan – CSWC Employee Form) (incorporated by reference to Exhibit 10.7 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.12+
Form of Restricted Stock Agreement under the 2010 Restricted Stock Award Plan (CSWC Employee Form) (incorporated by reference to Exhibit 10.9 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.13+
Form of Amended and Restated Restricted Stock Award (Executive Compensation Plan – CSWC Employee Form) (incorporated by reference to Exhibit 10.11 to Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.14
Second Amended and Restated Limited Liability Company Operating Agreement of I-45 SLF LLC, dated March 11, 2021 (incorporated by reference to Exhibit 1.1 to Form 8-K (File No. 814-00061) filed March 12, 2021).

10.15
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

10.16
Second Amended and Restated Senior Secured Revolving Credit Agreement dated as of August 9, 2021 among Capital Southwest Corporation, as Borrower, the Lenders party hereto, ING Capital LLC, as Administrative Agent, Arranger and Bookrunner and Texas Capital Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on August 9, 2021).

Exhibit No.	Description
10.17
Limited Consent and Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 10, 2021, by and among Capital Southwest Corporation, as Borrower, Capital Southwest Equity Investments, Inc., as Subsidiary Guarantor, the lenders party thereto, and ING Capital LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on September 10, 2021).

10.18
Amendment No. 2 to the Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 11, 2022, by and among Capital Southwest Corporation, as Borrower, the guarantor party thereto, the lenders from time to time party thereto and ING Capital LLC, as Administrative Agent, and Texas Capital Bank, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on May 12, 2022).

10.19
Master Reimbursement Agreement, dated as of May 9, 2018, by and between Capital Southwest Corporation, as Borrower, and ING Capital LLC, as Issuer (incorporated by reference to Exhibit 10.40 to Form 10-K (File No. 814-00061) filed on June 5, 2018).

10.20
Amended and Restated Administration Agreement, dated March 9, 2017, between the Company and Capital Southwest Management Corporation (incorporated by reference to Exhibit (k)(3) to Registration Statement on Form N-2 (File No. 333-220385) filed on September 8, 2017).

10.21
Custody Agreement, dated August 30, 2016, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit (j)(1) to Registration Statement on Form N-2 (File No. 333-220385) filed on September 8, 2017).

10.22
Custody Control Agreement, dated August 30, 2016, between the Company, ING Capital LLC and U.S. Bank National Association (incorporated by reference to Exhibit (j)(2) to Registration Statement on Form N-2 (File No. 333-220385) filed on September 8, 2017).

10.23
Document Custody Agreement, dated August 30, 2016, between the Company, ING Capital LLC and U.S. Bank National Association (incorporated by reference to Exhibit (j)(3) to Registration Statement on Form N-2 (File No. 333-220385) filed on September 8, 2017).

10.24
Form of Third Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between the Company and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on May 26, 2021).

10.25
Form of Second Amendment, dated November 2, 2021, to Third Amended and Restated Equity Distribution Agreement between the Company and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 814-00061) filed on November 2, 2021).

10.26
Form of Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between the Company and each of JMP Securities LLC and B. Riley FBR, Inc., respectively (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed on May 26, 2021).

10.27
Form of Second Amendment, dated November 2, 2021, to Amended and Restated Equity Distribution Agreement between the Company and each of JMP Securities LLC and B. Riley Securities, Inc., respectively (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 814-00061) filed on November 2, 2021).

14*	Code of Ethics.

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – RSM US LLP (relating to the Company Consolidated Financial Statements).

23.2*	Consent of Independent Auditor – RSM US LLP (relating to I-45 SLF LLC).

31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*^	Certification of President and Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1*	Audited Consolidated Financial Statements of I-45 SLF LLC as of March 31, 2022 and 2021 and for the years ended March 31, 2022, 2021 and 2020.

Exhibit No.	Description
99.2*	Report of RSM US LLP on Senior Securities Table

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

CAPITAL SOUTHWEST CORPORATION
By:	/s/ Bowen S. Diehl
Bowen S. Diehl President and Chief Executive Officer

Date:  May 24, 2022

Signature	Title	Date

/s/ David R. Brooks	Chairman of the Board	May 24, 2022
David R. Brooks

/s/ Christine S. Battist	Director	May 24, 2022
Christine S. Battist

/s/ Jack D. Furst	Director	May 24, 2022
Jack D. Furst

/s/ T. Duane Morgan	Director	May 24, 2022
T. Duane Morgan

/s/ Ramona Rogers-Windsor	Director	May 24, 2022
Ramona Rogers-Windsor

/s/ William R. Thomas	Director	May 24, 2022
William R. Thomas

/s/ Bowen S. Diehl	President and Chief Executive Officer	May 24, 2022
Bowen S. Diehl

/s/ Michael S. Sarner	Chief Financial Officer	May 24, 2022
Michael S. Sarner	(Chief Financial/Accounting Officer)