Form 10-Q
period 2022-06-30
CAPITAL SOUTHWEST CORP
filed 2022-08-02
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

27,530,610 shares of Common Stock, $0.25 value per share, as of July 29, 2022.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	June 30,	March 31,
	2022	2022
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $786,736 and $721,392, respectively)	$807,925	$747,132
Affiliate investments (Cost: $156,760 and $140,911, respectively)	147,014	131,879
Control investments (Cost: $76,000 and $76,000, respectively)	51,701	57,603
Total investments (Cost: $1,019,496 and $938,303, respectively)	1,006,640	936,614
Cash and cash equivalents	18,770	11,431
Receivables:
Dividends and interest	11,951	12,106
Escrow	1,380	1,344
Other	4,329	2,238
Income tax receivable	158	158
Debt issuance costs (net of accumulated amortization of $4,827 and $4,573, respectively)	4,307	4,038
Other assets	6,424	6,028
Total assets	$1,053,959	$973,957

Liabilities
SBA Debentures (Par value: $80,000 and $40,000, respectively)	$77,461	$38,352
January 2026 Notes (Par value: $140,000 and $140,000, respectively)	138,798	138,714
October 2026 Notes (Par value: $150,000 and $150,000, respectively)	146,708	146,522
Credit facility	215,000	205,000
Other liabilities	13,234	14,808
Accrued restoration plan liability	2,668	2,707
Income tax payable	157	1,240
Deferred tax liability	6,948	5,747
Total liabilities	600,974	553,090

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 29,730,253 shares at June 30, 2022 and 27,298,032 shares at March 31, 2022	7,433	6,825
Additional paid-in capital	493,851	448,235
Total distributable (loss) earnings	(24,362)	(10,256)
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	452,985	420,867
Total liabilities and net assets	$1,053,959	$973,957
Net asset value per share (27,390,741 shares outstanding at June 30, 2022 and 24,958,520 shares outstanding at March 31, 2022)	$16.54	$16.86

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended
	June 30,
	2022	2021
Investment income:
Interest income:
Non-control/Non-affiliate investments	$15,748	$13,316
Affiliate investments	2,512	1,310
Payment-in-kind interest income:
Non-control/Non-affiliate investments	416	637
Affiliate investments	271	338
Dividend income:
Non-control/Non-affiliate investments	550	1,060
Affiliate investments	101	—
Control investments	1,535	1,597
Fee income:
Non-control/Non-affiliate investments	1,290	277
Affiliate investments	118	41
Other income	2	3
Total investment income	22,543	18,579
Operating expenses:
Compensation	1,542	1,432
Share-based compensation	821	1,076
Interest	5,484	4,955
Professional fees	849	701
General and administrative	1,217	976
Total operating expenses	9,913	9,140
Income before taxes	12,630	9,439
Federal income, excise and other taxes	73	200
Deferred taxes	119	196
Total income tax provision (benefit)	192	396
Net investment income	$12,438	$9,043
Realized gain (loss)
Non-control/Non-affiliate investments	$2,549	$(952)
Affiliate investments	15	—
Income tax provision	(244)	—
Total net realized gain (loss) on investments, net of tax	2,320	(952)
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(4,551)	7,030
Affiliate investments	(714)	(458)
Control investments	(5,902)	914
Income tax provision	(1,081)	(435)
Total net unrealized (depreciation) appreciation on investments, net of tax	(12,248)	7,051
Net realized and unrealized (losses) gains on investments	(9,928)	6,099
Net increase in net assets from operations	$2,510	$15,142

Pre-tax net investment income per share - basic and diluted	$0.50	$0.45
Net investment income per share – basic and diluted	$0.49	$0.43
Net increase in net assets from operations – basic and diluted	$0.10	$0.71
Weighted average shares outstanding – basic and diluted	25,513,534	21,201,884

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	2022	2021

Net assets, March 31	$420,867	$336,251
Operations:
Net investment income	12,438	9,043
Net realized gain (loss) on investments	2,320	(952)
Net unrealized (depreciation) appreciation on investments, net of tax	(12,248)	7,051
Net increase in net assets from operations	2,510	15,142
Dividends to shareholders ($0.63 and $0.53 per share, respectively)	(16,615)	(11,528)
Capital share transactions:
Change in restoration plan liability	8	9
Issuance of common stock	46,035	27,686
Share-based compensation expense	821	1,076
Common stock withheld for payroll taxes upon vesting of restricted stock	(641)	(541)
Increase in net assets	32,118	31,844
Net assets, June 30	$452,985	$368,095

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net increase in net assets from operations	$2,510	$15,142
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(134,956)	(107,285)
Proceeds from sales and repayments of debt investments in portfolio companies	54,921	4,120
Proceeds from sales and return of capital of equity investments in portfolio companies	1,743	1,632
Payment of accreted original issue discounts	1,087	41
Depreciation and amortization	651	502
Net pension benefit	(31)	(33)
Realized (gain) loss on investments before income tax	(2,392)	1,135
Net unrealized appreciation on investments before income tax	11,167	(7,486)
Accretion of discounts on investments	(848)	(688)
Payment-in-kind interest	(810)	(1,761)
Share-based compensation expense	821	1,076
Deferred income taxes	1,201	631
Changes in other assets and liabilities:
Decrease (increase) in dividend and interest receivable	154	(622)
Decrease (increase) in escrow receivables	(17)	209
Decrease in tax receivable	—	140
Increase in other receivables	(2,090)	(4,936)
(Increase) decrease in other assets	(301)	100
(Decrease) increase in taxes payable	(1,083)	67
Increase in other liabilities	(1,530)	(2,277)
Net cash used in operating activities	(69,803)	(100,293)
Cash flows from investing activities
Acquisition of fixed assets	(156)	—
Net cash used in investing activities	(156)	—
Cash flows from financing activities
Proceeds from common stock offering	46,051	27,696
Borrowings under credit facility	55,000	70,000
Repayments of credit facility	(45,000)	—
Debt issuance costs paid	(523)	(404)
Proceeds from issuance of SBA Debentures	39,026	—
Dividends to shareholders	(16,615)	(11,528)
Common stock withheld for payroll taxes upon vesting of restricted stock	(641)	(541)
Net cash provided by financing activities	77,298	85,223
Net increase (decrease) in cash and cash equivalents	7,339	(15,070)
Cash and cash equivalents at beginning of period	11,431	31,613
Cash and cash equivalents at end of period	$18,770	$16,543
Supplemental cash flow disclosures:
Cash paid for income taxes	$1,400	$—
Cash paid for interest	4,520	4,539
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
360 QUOTE TOPCO, LLC	Revolving Loan[10]	Media, marketing & entertainment	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 8.61%	6/16/2022	6/16/2027	$1,000	$952	$952
	First Lien[19]		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 8.33%	6/16/2022	6/16/2027	25,000	24,627	24,627
							25,579	25,579
AAC NEW HOLDCO INC.	First Lien	Healthcare services	10.00%, 8.00% PIK	12/11/2020	6/25/2025	8,903	8,902	8,591
	374,543 shares common stock		—	12/11/2020	—	—	1,785	863
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	1,063
							12,885	10,517
ACCELERATION, LLC[13]	Revolving Loan[10]	Media, marketing & entertainment	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 10.51%	6/13/2022	6/14/2027	3,278	3,229	3,229
	First Lien - Term Loan A		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 9.36%	6/13/2022	6/14/2027	9,333	9,148	9,148
	First Lien - Term Loan B		SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 10.36%	6/13/2022	6/14/2027	9,333	9,148	9,148
	First Lien - Term Loan C		SOFR+9.50% (Floor 1.00%)/Q, Current Coupon 11.36%	6/13/2022	6/14/2027	9,333	9,148	9,148
	Delayed Draw Term Loan[10]		SOFR+8.50% (Floor 1.00%)	6/13/2022	6/14/2027	—	(49)	—
	13,451.22 Preferred Units[9]		—	6/13/2022	—	—	893	893
	1,611.22 Common Units[9]		—	6/13/2022	—	—	107	107
							31,624	31,673
ACCELERATION PARTNERS, LLC[8,13]	First Lien	Media, marketing & entertainment	SOFR+7.77% (Floor 1.00%)/Q, Current Coupon 9.10%	12/1/2020	12/1/2025	14,875	14,558	14,875
	1,000 Preferred Units[9]		—	12/1/2020	—	—	1,000	1,153
	1,000 Class A Common Units[9]		—	12/1/2020	—	—	—	—
							15,558	16,028
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+10.50% (Floor 2.00%)/Q, Current Coupon 12.78%	12/13/2018	12/13/2023	7,885	7,827	7,018

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ALLIANCE SPORTS GROUP, L.P.	Unsecured convertible Note	Consumer products & retail	6.00% PIK	7/15/2020	9/30/2024	173	173	495
	3.88% membership preferred interest		—	8/1/2017	—	—	2,500	3,681
							2,673	4,176
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan A	Food, agriculture and beverage	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 7.75%	3/11/2022	4/10/2026	12,419	12,360	12,419
	First Lien - Term Loan B		SOFR+8.75% (Floor 1.00%)/Q, Current Coupon 9.75%	3/11/2022	4/10/2026	12,419	12,360	12,419
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	4,385
							27,720	29,223
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	Revolving Loan[10,16]	Telecommunications	P+5.50%/Q (Floor 2.00%), Current Coupon 9.00%	9/17/2021	9/30/2022	896	887	51
	First Lien[16]		P+5.50%/Q (Floor 2.00%), Current Coupon 9.00%	9/21/2016	6/8/2023	4,899	4,858	282
							5,745	333
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.00% (Floor 1.00%)/M, Current Coupon 11.29%	7/29/2016	7/15/2022	17,618	17,591	17,618
ARBORWORKS, LLC	Revolving Loan[10]	Environmental services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.50%	11/17/2021	11/9/2026	1,200	1,147	1,104
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.37%	11/17/2021	11/9/2026	12,805	12,575	11,781
	100 Class A Units		—	11/17/2021	—	—	100	43
							13,822	12,928
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	2,156 Common Units[9]	Healthcare services	—	8/31/2018	—	—	801	584

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ATS OPERATING, LLC[13]	Revolving Loan[10]	Consumer products & retail	SOFR+6.50% (Floor 1.00%)	1/18/2022	1/18/2027	—	(45)	—
	First Lien - Term Loan A		SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 6.50%	1/18/2022	1/18/2027	9,250	9,079	9,102
	First Lien - Term Loan B		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	1/18/2022	1/18/2027	9,250	9,078	9,102
	1,000,000 Preferred units[9]		—	1/18/2022	—	—	1,000	1,000
							19,112	19,204
BINSWANGER HOLDING CORP.	First Lien	Distribution	SOFR+8.50% (Floor 1.00%)/M, Current Coupon 10.84%	3/9/2017	6/10/2024	9,955	9,942	9,845
	900,000 shares of common stock		—	3/9/2017	—	—	900	572
							10,842	10,417
BLASCHAK ANTHRACITE CORPORATION (FKA BLASCHAK COAL CORP.)	Second Lien- Term Loan[15]	Commodities & mining	L+11.00% (Floor 1.00%)/Q, 3.00% PIK, Current Coupon 15.00%	7/30/2018	7/30/2023	9,176	9,127	9,057
	Second Lien- Term Loan B15		L+11.00% (Floor 1.00%)/Q, 3.00% PIK, Current Coupon 15.00%	3/30/2020	7/30/2023	2,175	2,160	2,147
							11,287	11,204
BROAD SKY NETWORKS LLC (DBA EPIC IO TECHNOLOGIES)	1,131,579 Series A Preferred units	Telecommunications	—	12/11/2020	—	—	1,132	1,420
CADMIUM, LLC	Revolving Loan[10]	Software & IT services	L+7.00% (Floor 1.00%)/Q, Current Coupon 9.23%	1/7/2022	12/22/2026	615	610	594
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 9.25%	1/7/2022	12/22/2026	7,385	7,317	7,126
							7,927	7,720
CALIFORNIA PIZZA KITCHEN, INC.	48,423 shares of common stock	Restaurants	—	11/23/2020	—	—	1,317	1,525
CAMIN CARGO CONTROL, INC.	First Lien	Energy services (midstream)	L+6.50% (Floor 1.00%)/Q, Current Coupon 8.17%	6/2/2021	6/4/2026	5,737	5,689	5,691
CRAFTY APES, LLC[8]	First Lien	Media, marketing & entertainment	L+6.19% (Floor 1.00%)/Q, Current Coupon 9.07%	6/9/2021	11/1/2024	10,000	9,928	10,000
DUNN PAPER, INC.	Second Lien[16]	Paper & forest products	L+9.25% (Floor 1.00%)/M, Current Coupon 11.50%	9/28/2016	8/26/2023	3,000	2,984	693

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	Transportation & logistics	L+8.00% (Floor 1.00%)/M, Current Coupon 9.67%	11/9/2021	8/26/2026	8,823	8,743	8,823
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	5/23/2023	—	(19)	—
	First Lien		L+12.00% (Floor 1.00%)/Q, Current Coupon 13.00%	5/24/2018	5/23/2023	3,277	3,265	3,277
							3,246	3,277
FLIP ELECTRONICS, LLC[13]	First Lien	Technology products & components	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 9.66%	1/4/2021	1/2/2026	17,755	17,461	17,755
	Delayed Draw Term Loan[10]		SOFR+7.50% (Floor 1.00%)/M, Current Coupon 8.50%	3/24/2022	1/2/2026	705	652	705
	2,000,000 Common Units[9,11]		—	1/4/2021	—	—	2,000	13,565
							20,113	32,025
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC[13]	First Lien	Food, agriculture & beverage	L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	6/1/2021	6/1/2026	7,030	6,892	7,030
	75,000 Class A Units[9]		—	6/1/2021	—	—	750	913
							7,642	7,943
HYBRID APPAREL, LLC	Second Lien[15]	Consumer products & retail	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 9.52%	6/30/2021	6/30/2026	15,750	15,486	15,246
INFOLINKS MEDIA BUYCO, LLC[13]	First Lien	Media, marketing & entertainment	L+5.75% (Floor 1.00%)/M, Current Coupon 8.00%	11/1/2021	10/30/2026	7,711	7,574	7,711
	Delayed Draw Term Loan[10]		L+5.75% (Floor 1.00%)	11/1/2021	10/30/2026	—	(19)	—
	1.68% LP interest[9,10]		—	10/29/2021	—	—	588	588
							8,143	8,299
ISI ENTERPRISES, LLC	Revolving Loan[10]	Software & IT services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/1/2021	10/1/2026	800	766	800
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/1/2021	10/1/2026	5,000	4,912	5,000
	1,000,000 Series A Preferred units		—	10/1/2021	—	—	1,000	1,000
							6,678	6,800
JVMC HOLDINGS CORP.	First Lien	Financial services	L+7.00% (Floor 1.00%)/M, Current Coupon 8.67%	2/28/2019	2/28/2024	6,475	6,448	6,475

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
KMS, INC.[15]	First Lien	Distribution	L+7.25% (Floor 1.00%)/Q, Current Coupon 9.56%	10/4/2021	10/2/2026	15,920	15,780	15,172
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)/Q, Current Coupon 9.56%	10/4/2021	10/2/2026	2,297	2,235	2,189
							18,015	17,361
LASH OPCO, LLC	Revolving Loan[10]	Consumer products & retail	L+7.00% (Floor 1.00%)/Q, Current Coupon 9.38%	12/29/2021	9/18/2025	179	169	175
	First Lien		L+7.00% (Floor 1.00%)/M, Current Coupon 9.25%	12/29/2021	3/18/2026	10,611	10,363	10,378
							10,532	10,553
LGM PHARMA, LLC[13]	First Lien	Healthcare products	L+8.50% (Floor 1.00%), 2.00% PIK/M, Current Coupon 11.56%	11/15/2017	11/15/2023	11,449	11,381	10,762
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%), 2.00% PIK/Q, Current Coupon 13.06%	7/24/2020	11/15/2023	2,494	2,473	2,389
	Unsecured convertible note[9]		25.00% PIK	12/21/2021	12/31/2024	94	94	94
	142,278.89 units of Class A common stock[9]		—	11/15/2017	—	—	1,600	376
							15,548	13,621
LIGHTNING INTERMEDIATE II, LLC (DBA VIMERGY)[13]	Revolving Loan[10]	Healthcare products	SOFR+6.50% (Floor 1.00%)/S, Current Coupon 8.60%	6/6/2022	6/7/2027	324	287	287
	First Lien		SOFR+6.50% (Floor 1.00%)/S, Current Coupon 8.60%	6/6/2022	6/7/2027	23,148	22,691	22,691
	1.47% LLC interest[9]		—	6/6/2022	—	—	600	600
							23,578	23,578
LLFLEX, LLC	First Lien[15]	Containers & packaging	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	8/16/2021	8/14/2026	10,918	10,705	10,808
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor 0.75%)/Q, Current Coupon 9.16%	3/15/2021	3/13/2026	1,321	1,293	1,275
	First Lien		L+7.25% (Floor 0.75%)/Q, Current Coupon 8.38%	3/15/2021	3/13/2026	8,012	7,887	7,731
							9,180	9,006

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MERCURY ACQUISITION 2021, LLC (DBA TELE-TOWN HALL)[13]	First Lien	Telecommunications	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	12/6/2021	12/7/2026	12,438	12,211	12,201
	Second Lien		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.00%	12/6/2021	12/7/2026	3,284	3,223	3,221
	2,089,599 Series A units[9]		—	12/6/2021	—	—	—	1,536
							15,434	16,958
MICROBE FORMULAS LLC	Revolving Loan[10]	Healthcare products	SOFR+6.25% (Floor 1.00%)/M, Current Coupon 7.48%	4/4/2022	4/3/2028	325	294	294
	First Lien		SOFR+6.25% (Floor 1.00%)/M, Current Coupon 7.48%	4/4/2022	4/3/2028	13,373	13,115	13,115
							13,409	13,409
MUENSTER MILLING COMPANY, LLC	Revolving Loan[10]	Food, agriculture & beverage	L+7.25% (Floor 1.00%)	8/10/2021	8/10/2026	—	(82)	—
	First Lien		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	8/10/2021	8/10/2026	12,000	11,795	12,000
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)/Q	8/10/2021	8/10/2026	—	(49)	—
							11,664	12,000
NATIONAL CREDIT CARE, LLC[13]	First Lien - Term Loan A	Consumer services	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	12/23/2021	12/23/2026	11,045	10,844	10,968
	First Lien - Term Loan B		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/23/2021	12/23/2026	11,045	10,843	10,968
	191,049.33 Class A-3 Preferred units[9]		—	3/17/2022	—	—	2,000	2,000
							23,687	23,936
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan[10]	Healthcare services	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	5/14/2021	5/14/2026	4,400	4,323	4,008
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	5/14/2021	5/14/2026	14,875	14,632	13,551
	Delayed Draw Term Loan[10]		L+8.00% (Floor 1.00%)	5/14/2021	5/14/2026	—	(77)	—
							18,878	17,559

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial services	L+6.25% (Floor 1.00%)	12/18/2019	12/18/2024	—	(4)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 7.25%	12/18/2019	12/18/2024	23,150	22,754	23,150
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	12/31/2020	12/18/2024	—	(41)	—
	2,000,000 Preferred Units[9,11]		—	12/18/2019	—	—	2,000	9,566
							24,709	32,716
NWN PARENT HOLDINGS, LLC	Revolving Loan[10]	Software & IT services	L+6.50% (Floor 1.00%)	5/7/2021	5/7/2026	—	(28)	—
	First Lien		L+6.50% (Floor 1.00%)/Q, Current Coupon 7.87%	5/7/2021	5/7/2026	13,033	12,823	12,785
							12,795	12,785
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	12/8/2017	12/20/2025	10,500	10,089	9,581
ROOF OPCO, LLC	Revolving Loan[10]	Consumer services	L+6.00% (Floor 1.00%)	8/27/2021	8/27/2026	—	(51)	—
	First Lien		L+6.00% (Floor 1.00%)/Q, Current Coupon 7.01%	8/27/2021	8/27/2026	11,000	10,812	10,791
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)/Q, Current Coupon 7.01%	8/27/2021	8/27/2026	7,578	7,400	7,434
							18,161	18,225
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	1,151	1,139	1,117
	First Lien		L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	6,844	6,785	6,639
							7,924	7,756
SCRIP INC.[8]	First Lien	Healthcare products	L+9.22% (Floor 2.00%)/M, Current Coupon 11.22%	3/21/2019	3/21/2024	16,750	16,552	16,750
	100 shares of common stock		—	3/21/2019	—	—	1,000	1,319
							17,552	18,069

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SHEARWATER RESEARCH, INC.[9]	Revolving Loan[10]	Consumer products & retail	L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(37)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 7.54%	4/30/2021	4/30/2026	13,759	13,538	13,759
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(25)	—
	1,200,000 Class A Preferred Units		—	4/30/2021	—	—	978	1,287
	40,000 Class A Common Units		—	4/30/2021	—	—	33	43
							14,487	15,089
SIB HOLDINGS, LLC[13]	Revolving Loan[10]	Business services	L+6.00% (Floor 1.00%)/M, Current Coupon 7.58%	10/29/2021	10/29/2026	281	271	277
	First Lien		L+6.00% (Floor 1.00%)/M, Current Coupon 7.58%	10/29/2021	10/29/2026	7,970	7,860	7,858
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)/M, Current Coupon 7.58%	10/29/2021	10/29/2026	1,871	1,845	1,845
	238,095.24 Common Units[9]		—	10/29/2021	—	—	500	720
							10,476	10,700
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	Specialty chemicals	L+6.00% (Floor 1.00%)	12/13/2021	12/11/2026	—	(34)	—
	First Lien		L+6.00% (Floor 1.00%)/M, Current Coupon 7.51%	12/13/2021	12/11/2026	17,974	17,647	17,920
							17,613	17,920
SPOTLIGHT AR, LLC[13]	Revolving Loan[10]	Business services	L+7.00% (Floor 1.00%)	12/8/2021	6/8/2026	—	(35)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	12/8/2021	6/8/2026	7,500	7,366	7,500
	750 Common Units[9]		—	12/8/2021	—	—	750	972
							8,081	8,472
STUDENT RESOURCE CENTER, LLC[13]	Revolving Loan[10]	Education	L+8.00% (Floor 1.00%)	6/25/2021	6/25/2026	—	(21)	—
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 10.25%	6/25/2021	6/25/2026	18,823	18,507	17,957
	2,000 Preferred Units[9]		—	6/25/2021	—	—	2,000	1,105
							20,486	19,062

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SYSTEC CORPORATION (DBA INSPIRE AUTOMATION)	Revolving Loan[10]	Business services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/13/2021	8/13/2025	850	819	833
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/13/2021	8/13/2025	9,000	8,854	8,820
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)	8/13/2021	8/13/2025	—	(23)	—
							9,650	9,653
THE PRODUCTO GROUP, LLC[13]	First Lien	Industrial products	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	12/31/2021	12/31/2026	12,644	12,411	12,455
	1,500,000 Class A units[9]		—	12/31/2021	—	—	1,500	1,500
							13,911	13,955
TRAFERA, LLC (FKA TRINITY 3, LLC)[13]	First Lien[15]	Technology products & components	L+8.25% (Floor 1.00%)/Q, Current Coupon 9.25%	9/30/2020	9/30/2025	9,850	9,747	9,850
	Unsecured convertible note[9]		10.00% PIK	2/7/2022	3/31/2026	86	86	86
	896.43 Class A units[9,11]		—	11/15/2019	—	—	1,205	3,000
							11,038	12,936
US COURTSCRIPT HOLDINGS, INC.[13]	First Lien	Business services	SOFR+6.25% (Floor 1.00%)/Q, Current Coupon 7.79%	5/17/2022	5/17/2027	6,800	6,683	6,683
	Delayed Draw Term Loan[10]		SOFR+6.25% (Floor 1.00%)	5/17/2022	5/17/2027	—	(97)	—
	1,000,000 Class D-3 LP Units[9]		—	5/17/2022	—	—	1,000	1,000
							7,586	7,683
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 7.42%	2/25/2020	9/8/2026	11,585	11,430	11,585
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock	Media, marketing & entertainment	—	4/3/2019	—	—	1,874	9,273
VTX HOLDINGS, INC. (DBA VERTEX ONE)	1,597,707 Series A Preferred units	Software & IT services	—	7/23/2019	—	—	1,598	2,279

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
WALL STREET PREP, INC.	Revolving Loan[10]	Education	L+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(16)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	7/19/2021	7/20/2026	10,794	10,611	10,589
	1,000,000 Class A-1 Preferred Shares		—	7/19/2021	—	—	1,000	1,000
							11,595	11,589
WELL-FOAM, INC.	Revolving Loan[10]	Energy services (upstream)	L+8.00% (Floor 1.00%)	9/9/2021	9/9/2026	—	(78)	—
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	9/9/2021	9/9/2026	17,865	17,553	17,865
							17,475	17,865
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(78)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/19/2021	11/19/2026	20,000	19,640	20,000
	Delayed Draw Term Loan[10]		L+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(39)	—
							19,523	20,000
ZENFOLIO INC.	Revolving Loan[10]	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	1,500	1,497	1,492
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	18,868	18,760	18,773
							20,257	20,265
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	Consumer services	L+7.25% (Floor 1.00%)/Q, Current Coupon 9.40%	2/11/2022	3/1/2024	15,960	15,671	15,657
	Delayed Draw Term Loan - B10		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.78%	2/11/2022	3/1/2024	3,652	3,583	3,582
							19,254	19,239
Total Non-control/Non-affiliate Investments (178.4% of net assets at fair value)							$786,736	$807,925

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Affiliate Investments[6]
AIR CONDITIONING SPECIALIST, INC.[13]	Revolving Loan[10]	Consumer services	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 9.54%	11/9/2021	11/9/2026	$600	$583	$596
	First Lien		SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 9.54%	11/9/2021	11/9/2026	14,845	14,572	14,756
	727,749.85 Preferred Units[9]		—	11/9/2021	—	—	728	765
							15,883	16,117
CATBIRD NYC, LLC[13]	Revolving Loan[10]	Consumer products & retail	L+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(69)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/15/2021	10/15/2026	15,800	15,521	15,800
	1,000,000 Class A units[9,11]		—	10/15/2021	—	—	1,000	1,168
	500,000 Class B units[9,10,11]		—	10/15/2021	—	—	500	556
							16,952	17,524
CENTRAL MEDICAL SUPPLY LLC[13]	Revolving Loan[10]	Healthcare services	L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	300	283	293
	First Lien		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	7,500	7,405	7,327
	Delayed Draw Capex Term Loan[10]		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	100	83	98
	1,380,500 Preferred Units[9]		—	5/22/2020	—	—	976	641
							8,747	8,359
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	1,500	1,452
DELPHI BEHAVIORAL HEALTH GROUP, LLC	First Lien	Healthcare services	L+11.00% (Floor 1.00%)/S, Current Coupon 13.27%	4/8/2020	4/7/2023	1,594	1,594	1,450
	First Lien		L+9.00% (Floor 1.00%)/S, Current Coupon 11.67%	4/8/2020	4/7/2023	1,776	1,776	1,510
	Protective Advance		L+12.66% PIK (Floor 1.00%)/Q, Current Coupon 14.79%	8/31/2021	4/7/2023	879	878	879
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	2,460
							7,863	6,299

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+8.50% (Floor 1.00%)	7/17/2018	7/17/2023	—	(1)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 10.17%	7/17/2018	7/17/2023	11,221	11,159	10,121
	Senior subordinated debt		25% PIK	12/4/2020	1/16/2024	691	691	691
	2,000,000 Preferred Units[9]		—	7/17/2018	—	—	2,000	840
							13,849	11,652
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	L+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(20)	—
	First Lien		L+9.50% (Floor 2.00%)/Q, Current Coupon 11.50%	11/1/2019	11/1/2024	10,031	9,939	8,527
	1,000 Class A units		—	11/1/2019	—	—	1,000	674
	168.776 Class A-1 units		—	1/10/2022	—	—	169	114
							11,088	9,315
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.06%	2/14/2018	2/14/2023	2,700	2,662	2,700
	First Lien - Term Loan		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	2/14/2018	2/14/2023	10,071	10,054	10,111
	First Lien - Term B Loan		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.00%	6/5/2018	2/14/2023	5,036	5,017	5,061
	First Lien - PIK Note A		10.00% PIK	3/29/2019	2/14/2023	3,032	2,854	2,968
	First Lien - PIK Note B		10.00% PIK	3/29/2019	2/14/2023	120	120	117
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019	—	—	538	3,017
	9.25% Class A Membership Interest[9]		—	2/14/2018	—	—	1,500	2,885
							22,745	26,859
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)[13]	Revolving Loan[10]	Environmental services	7.50%	12/31/2021	12/31/2025	625	625	625
	First Lien		7.50%	12/31/2021	12/31/2025	5,182	5,182	4,560
	Second Lien[16]		10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	1,667
	208,333.3333 Series A Preferred units[9]		—	12/31/2021	—	—	—	—
	203,124.9999 Common units[9]		—	12/31/2021	—	—	—	—
							11,015	6,852

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
OUTERBOX, LLC[13]	Revolving Loan[10]	Media, marketing & entertainment	SOFR+6.75% (Floor 1.00%)	6/8/2022	6/8/2027	—	(30)	—
	First Lien		SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 8.49%	6/8/2022	6/8/2027	10,800	10,640	10,640
	5,000 Class A common units[9]		—	6/8/2022	—	—	500	500
							11,110	11,140
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	575	565	568
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	14,089	14,000	13,920
	16,084 Class A Units		—	11/9/2018	—	—	1,517	1,483
							16,082	15,971
SIMR, LLC	First Lien[16]	Healthcare services	L+19.00% (Floor 2.00%) PIK/M, Current Coupon 21.00%	9/7/2018	9/7/2023	13,262	13,128	13,262
	First Lien - Incremental[16]		L+19.00% (Floor 2.00%) PIK/M, Current Coupon 21.15%	6/21/2022	8/1/2022	191	191	191
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	—
	904,903.31 Class W Units		—	2/4/2021	—	—	—	—
							19,426	13,453
SONOBI, INC.[13]	500,000 Class A Common Units[9]	Media, marketing, & entertainment	—	9/17/2020	—	—	500	2,021
Total Affiliate Investments (32.4% of net assets at fair value)							$156,760	$147,014

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$76,000	$51,701
Total Control Investments (11.4% of net assets at fair value)							$76,000	$51,701

TOTAL INVESTMENTS (222.2% of net assets at fair value)							$1,019,496	$1,006,640

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
3The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over LIBOR, SOFR or Prime and the current contractual interest rate in effect at June 30, 2022. Certain investments are subject to an interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
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
5Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At June 30, 2022, approximately 80.3% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 178.4%.
6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At June 30, 2022, approximately 14.6% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 32.4%.
7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At June 30, 2022, approximately 5.1% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 11.4%.
8The investment is structured as a first lien last out term loan.
9Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2022, approximately 12.0% of the Company's assets are non-qualifying assets.
10The investment has an unfunded commitment as of June 30, 2022. Refer to Note 10 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of June 30, 2022, the cumulative gross unrealized appreciation for U.S. federal income tax purposes is approximately $50.8 million; cumulative gross unrealized depreciation for federal income tax purposes is $57.5 million. Cumulative net unrealized depreciation is $6.7 million, based on a tax cost of $1,013.4 million.
13Investment is held through a wholly-owned taxable subsidiary.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which as of June 30, 2022 represented 222.2% of the Company's net assets or 95.5% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Investment is on non-accrual status as of June 30, 2022, meaning the Company has ceased to recognize interest income on the investment.
17Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.

18Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
19The investment is structured as a first lien first out term loan.
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of June 30, 2022 is included in Note 13. Significant Subsidiaries.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC NEW HOLDCO INC.	First Lien	Healthcare services	10.00%, 8.00% PIK	12/11/2020	6/25/2025	$8,653	$8,653	$8,350
	374,543 Common		—	12/11/2020	—	—	1,785	1,785
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	2,198
							12,636	12,333
ACCELERATION PARTNERS, LLC[8,13]	First Lien	Media, marketing & entertainment	L+8.17% (Floor 1.00%)/Q, Current Coupon 9.17%	12/1/2020	12/1/2025	11,875	11,600	11,875
	1,000 Preferred Units[9]		—	12/1/2020	—	—	1,000	1,153
	1,000 Class A Common Units[9]		—	12/1/2020	—	—	—	—
							12,600	13,028
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.50%	12/13/2018	12/13/2023	7,948	7,881	7,765
ALLIANCE SPORTS GROUP, L.P.	Unsecured convertible note	Consumer products & retail	6.00% PIK	7/15/2020	9/30/2024	173	173	495
	3.88% preferred membership interest		—	8/1/2017	—	—	2,500	3,681
							2,673	4,176
AMERICAN NUTS OPERATIONS LLC[13]	First Lien - Term Loan A	Food, agriculture and beverage	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 7.75%	3/11/2022	4/10/2026	12,450	12,388	12,450
	First Lien - Term Loan B		SOFR+8.75% (Floor 1.00%)/Q, Current Coupon 9.75%	3/11/2022	4/10/2026	12,450	12,388	12,450
	3,000,000 units of Class A common stock[9]		—	4/10/2018	—	—	3,000	4,195
							27,776	29,095
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	Revolving Loan[10,16]	Telecommunications	P+5.50%/Q, Current Coupon 9.00%	9/17/2021	6/30/2022	899	890	49
	First Lien[16]		P+5.50%/Q, Current Coupon 9.00%	9/21/2016	6/8/2023	4,899	4,858	269
							5,748	318
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.00% (Floor 1.00%)/M, Current Coupon 10.00%	07/29/2016	4/15/2022	16,376	16,375	16,376

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ARBORWORKS, LLC	Revolving Loan[10]	Environmental services	L+7.00% (Floor 1.00%)	11/17/2021	11/9/2026	—	(56)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/17/2021	11/9/2026	12,903	12,660	12,657
	100 Class A Units		—	11/17/2021	—	—	100	100
							12,704	12,757
ASC ORTHO MANAGEMENT COMPANY, LLC[13]	2,156 Common Units[9]	Healthcare services	—	8/31/2018	—	—	801	584
ATS OPERATING, LLC[13]	Revolving Loan[10]	Consumer products & retail	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	1/18/2022	1/18/2027	1,000	952	952
	First Lien - Term Loan A		SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 6.50%	1/18/2022	1/18/2027	9,250	9,071	9,071
	First Lien - Term Loan B		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	1/18/2022	1/18/2027	9,250	9,071	9,071
	1,000,000 Preferred units[9]		—	1/18/2022	—	—	1,000	1,000
							20,094	20,094
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	3/9/2017	3/10/2023	10,121	10,105	10,121
	900,000 shares of common stock		—	3/9/2017	—	—	900	924
							11,005	11,045
BLASCHAK ANTHRACITE CORPORATION (FKA BLASCHAK COAL CORP.)	Second Lien- Term Loan[15]	Commodities & mining	L+11.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 15.00%	7/30/2018	7/30/2023	9,064	9,005	8,793
	Second Lien- Term Loan B15		L+11.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 15.00%	3/30/2020	7/30/2023	2,149	2,130	2,084
							11,135	10,877
BROAD SKY NETWORKS LLC (DBA EPIC IO TECHNOLOGIES)	1,131,579 Series A Preferred units	Telecommunications	—	12/11/2020	—	—	1,132	1,420
CADMIUM, LLC	Revolving Loan[10]	Software & IT services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	1/7/2022	12/22/2026	308	302	302
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	1/7/2022	12/22/2026	7,385	7,313	7,314
							7,615	7,616

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CALIFORNIA PIZZA KITCHEN, INC.	48.423 shares of common stock	Restaurants	—	11/23/2020	—	—	1,317	2,090
CAMIN CARGO CONTROL, INC.	First Lien	Energy services (midstream)	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	6/2/2021	6/4/2026	5,752	5,702	5,700
CITYVET, INC.[13]	Delayed Draw Term Loan[10]	Healthcare services	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	3/5/2021	3/5/2026	13,000	12,656	13,247
	271,739 Class A units[9]		—	3/5/2021	—	—	500	1,757
							13,156	15,004
CRAFTY APES, LLC[8]	First Lien	Media, marketing & entertainment	L+6.21% (Floor 1.00%)/Q, Current Coupon 7.21%	6/9/2021	11/1/2024	10,000	9,921	10,000
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+9.25% (Floor 1.00%)/M, Current Coupon 10.25%	9/28/2016	8/26/2023	3,000	2,984	2,208
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	Transportation & logistics	L+8.00% (Floor 1.00%)/M, Current Coupon 9.00%	11/9/2021	8/26/2026	8,938	8,853	8,848
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	5/23/2023	—	(22)	—
	First Lien		L+9.00% (Floor 1.00%)/Q,Current Coupon 10.00%	5/24/2018	5/23/2023	3,277	3,262	3,277
							3,240	3,277
FLIP ELECTRONICS, LLC[13]	First Lien	Technology products & components	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 8.50%	1/4/2021	1/2/2026	17,755	17,443	17,755
	Delayed Draw Term Loan[10]		SOFR+7.50% (Floor 1.00%)	3/24/2022	1/2/2026	—	(56)	—
	2,000,000 Common Units[9,11]		—	1/4/2021	—	—	2,000	6,373
							19,387	24,128
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC[13]	First Lien	Food, agriculture & beverage	L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	6/1/2021	6/1/2026	5,000	4,914	5,000
	Delayed Draw Term Loan[10]		L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	6/1/2021	6/1/2026	2,030	1,971	2,030
	75,000 Class A Units[9]		—	6/1/2021	—	—	750	750
							7,635	7,780

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GS OPERATING, LLC	Revolving Loan[10]	Distribution	SOFR+6.00%(Floor 0.75%)/M, Current Coupon 6.75%	1/3/2022	1/3/2028	183	150	187
	First Lien		SOFR+6.00%(Floor 0.75%)/M, Current Coupon 6.75%	1/3/2022	1/3/2028	8,534	8,367	8,704
	Delayed Draw Term Loan		SOFR+6.00%(Floor 0.75%)/M, Current Coupon 6.75%	1/3/2022	1/3/2028	2,516	2,406	2,566
							10,923	11,457
HYBRID APPAREL, LLC	Second Lien[15]	Consumer products & retail	L+8.25% (Floor 1.00%)/Q, Current Coupon 9.25%	6/30/2021	6/30/2026	15,750	15,473	15,246
INFOLINKS MEDIA BUYCO, LLC[13]	First Lien	Media, marketing & entertainment	L+6.00% (Floor 1.00%)/M, Current Coupon 7.01%	11/1/2021	10/30/2026	7,731	7,587	7,615
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)	11/1/2021	10/30/2026	—	(21)	—
	1.68% LP interest[9,10]		—	10/29/2021	—	—	588	588
							8,154	8,203
ISI ENTERPRISES, LLC	Revolving Loan[10]	Software & IT services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/1/2021	10/1/2026	800	764	800
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/1/2021	10/1/2026	5,000	4,908	5,000
	1,000,000 Series A Preferred units		—	10/1/2021	—	—	1,000	1,000
							6,672	6,800
JVMC HOLDINGS CORP. 14	First Lien	Financial services	L+7.00% (Floor 1.00%)/M, Current Coupon 8.00%	2/28/2019	2/28/2024	6,589	6,558	6,589
KLEIN HERSH, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 0.75%)	11/13/2020	11/13/2025	—	(13)	—
	First Lien		L+7.00% (Floor 0.75%)/Q, Current Coupon 7.85%	11/13/2020	11/13/2025	23,821	23,415	24,298
							23,402	24,298
KMS, LLC	First Lien[15]	Distribution	L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	10/4/2021	10/2/2026	15,920	15,773	15,920
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)	10/4/2021	10/2/2026	—	(41)	—
							15,732	15,920

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LASH OPCO, LLC	Revolving Loan[10]	Consumer products & retail	L+7.00% (Floor 1.00%)	12/29/2021	9/18/2025	—	(10)	—
	First Lien		L+7.00% (Floor 1.00%)/M, Current Coupon 8.01%	12/29/2021	3/18/2026	6,484	6,345	6,341
	Delayed Draw Term Loan[10]		L+7.00% (Floor 1.00%)/M, Current Coupon 8.01%	12/29/2021	3/18/2026	4,154	4,034	4,063
							10,369	10,404
LGM PHARMA, LLC13	First Lien	Healthcare products	L+8.50% (Floor 1.00%), 2.00% PIK/Q, Current Coupon 11.50%	11/15/2017	11/15/2023	11,422	11,346	10,851
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%), 2.00% PIK/Q, Current Coupon 13.00%	7/24/2020	11/15/2023	2,488	2,463	2,388
	Unsecured convertible note[9]		25.00% PIK	12/21/2021	12/31/2024	88	88	88
	142,278.89 units of Class A common stock[9]		—	11/15/2017	—	—	1,600	376
							15,497	13,703
LLFLEX, LLC	First Lien[15]	Containers & packaging	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	8/16/2021	8/14/2026	10,945	10,723	10,671
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor (0.75%)/Q, Current Coupon 8.23%	3/15/2021	3/13/2026	943	913	910
	First Lien		L+7.25% (Floor (0.75%)/Q, Current Coupon 8.38%	3/15/2021	3/13/2026	8,032	7,900	7,751
							8,813	8,661
MERCURY ACQUISITION 2021, LLC (DBA TELE-TOWN HALL)[13]	First Lien	Telecommunications	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	12/6/2021	12/7/2026	12,469	12,232	12,232
	Second Lien		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.00%	12/6/2021	12/7/2026	3,292	3,229	3,229
	2,089,599 Series A units[9]		—	12/6/2021	—	—	—	1,536
							15,461	16,997

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MUENSTER MILLING COMPANY, LLC	Revolving Loan[10]	Food, agriculture & beverage	L+7.25% (Floor 1.00%)	8/10/2021	8/10/2026	—	(87)	—
	First Lien		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	8/10/2021	8/10/2026	12,000	11,785	12,000
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)	8/10/2021	8/10/2026	—	(52)	—
							11,646	12,000
NATIONAL CREDIT CARE, LLC[13]	First Lien - Term Loan A	Consumer services	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	12/23/2021	12/23/2026	11,250	11,035	11,171
	First Lien - Term Loan B		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/23/2021	12/23/2026	11,250	11,035	11,171
	191,049.33 Class A-3 Preferred units[9]		—	3/17/2022	—	—	2,000	2,000
							24,070	24,342
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan[10]	Healthcare services	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	5/14/2021	5/14/2026	4,400	4,317	4,299
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	5/14/2021	5/14/2026	14,913	14,657	14,569
	Delayed Draw Term Loan[10]		L+8.00% (Floor 1.00%)	5/14/2021	5/14/2026	—	(82)	—
							18,892	18,868
NINJATRADER, INC.[13]	Revolving Loan[10]	Financial services	L+6.25% (Floor 1.00%)	12/18/2019	12/18/2024	—	(4)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 7.25%	12/18/2019	12/18/2024	23,150	22,719	23,150
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	12/31/2020	12/18/2024	—	(45)	—
	2,000,000 Preferred Units[9,11]		—	12/18/2019	—	—	2,000	9,566
							24,670	32,716
NWN PARENT HOLDINGS, LLC	Revolving Loan[10]	Software & IT services	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	5/7/2021	5/7/2026	420	390	412
	First Lien		L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	5/7/2021	5/7/2026	13,066	12,844	12,818
							13,234	13,230
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	12/8/2017	12/20/2025	10,500	10,066	10,217

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ROOF OPCO, LLC	Revolving Loan[10]	Consumer services	L+6.00% (Floor 1.00%)	8/27/2021	8/27/2026	—	(53)	—
	First Lien		L+6.00% (Floor 1.00%)/Q, Current Coupon 7.00%	8/27/2021	8/27/2026	11,000	10,802	10,791
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)/Q, Current Coupon 7.00%	8/27/2021	8/27/2026	7,578	7,394	7,578
							18,143	18,369
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan	Consumer products & retail	L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	1,370	1,357	1,370
	First Lien		L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	6,933	6,870	6,933
							8,227	8,303
SCRIP, INC.[8]	First Lien	Healthcare products	L+9.43% (Floor 2.00%)/M, Current Coupon 11.43%	3/21/2019	3/21/2024	16,750	16,521	16,750
	100 shares of common stock		—	3/21/2019	—	—	1,000	1,601
							17,521	18,351
SHEARWATER RESEARCH, INC.[9]	Revolving Loan[10]	Consumer products & retail	L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(40)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 7.25%	4/30/2021	4/30/2026	13,794	13,561	13,545
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(27)	—
	1,200,000 Class A Preferred Units		—	4/30/2021	—	—	978	979
	40,000 Class A Common Units		—	4/30/2021	—	—	33	33
							14,505	14,557
SIB HOLDINGS, LLC[13]	Revolving Loan[10]	Business services	L+6.00% (Floor 1.00%)/M, Current Coupon 7.00%	10/29/2021	10/29/2026	47	37	46
	First Lien		L+6.00% (Floor 1.00%)/M, Current Coupon 7.00%	10/29/2021	10/29/2026	7,427	7,324	7,323
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)	10/29/2021	10/29/2026	—	(9)	—
	238,095.24 Common Units[9]		—	10/29/2021	—	—	500	500
							7,852	7,869

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	Specialty chemicals	L+6.25% (Floor 1.00%)	12/13/2021	12/11/2026	—	(36)	—
	First Lien		L+6.25% (Floor 1.00%)/M, Current Coupon 7.25%	12/13/2021	12/11/2026	18,019	17,676	17,749
							17,640	17,749
SPOTLIGHT AR, LLC[13]	Revolving Loan[10]	Business services	L+7.00% (Floor 1.00%)	12/8/2021	6/8/2026	—	(37)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	12/8/2021	6/8/2026	7,500	7,359	7,358
	750 Common Units[9]		—	12/8/2021	—	—	750	750
							8,072	8,108
STUDENT RESOURCE CENTER LLC[13]	Revolving Loan[10]	Education	L+8.00% (Floor 1.00%)	6/25/2021	6/25/2026	—	(23)	—
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.01%	6/25/2021	6/25/2026	18,823	18,489	18,597
	2,000 Preferred Units[9]		—	6/25/2021	—	—	2,000	1,819
							20,466	20,416
SYSTEC CORPORATION (DBA INSPIRE AUTOMATION)	Revolving Loan[10]	Business services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/13/2021	8/13/2025	850	816	833
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/13/2021	8/13/2025	9,000	8,844	8,820
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)	8/13/2021	8/13/2025	—	(25)	—
							9,635	9,653
THE PRODUCTO GROUP, LLC[13]	First Lien	Industrial products	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	12/31/2021	12/31/2026	12,644	12,401	12,391
	1,500,000 Class A units[9]		—	12/31/2021	—	—	1,500	1,500
							13,901	13,891
TRAFERA, LLC (FKA TRINITY 3, LLC)[13]	First Lien[15]	Technology products & components	L+7.75% (Floor 1.00%)/Q, Current Coupon 8.75%	9/30/2020	9/30/2025	9,875	9,764	9,835
	Unsecured convertible note[9]		10.00% PIK	2/7/2022	3/31/2026	84	84	84
	896.43 Class A units[9,11]		—	11/15/2019	—	—	1,205	3,000
							11,053	12,919
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	9/8/2026	11,614	11,451	11,614

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock	Media, marketing & entertainment	—	4/3/2019	—	—	1,874	9,273
VTX HOLDINGS, INC. (DBA VERTEX ONE)	1,597,707 Series A Preferred units	Software & IT services	—	7/23/2019	—	—	1,598	2,082
WALL STREET PREP, INC.	Revolving Loan[10]	Education	L+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(17)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	7/19/2021	7/20/2026	10,863	10,670	10,656
	1,000,000 Class A-1 Preferred Shares		—	7/19/2021	—	—	1,000	1,000
							11,653	11,656
WELL-FOAM, INC.	Revolving Loan[10]	Energy services (upstream)	L+8.50 (Floor 1.00%)	9/9/2021	9/9/2026	—	(83)	—
	First Lien		L+8.50 (Floor 1.00%)/Q, Current Coupon 9.50%	9/9/2021	9/9/2026	17,910	17,583	17,910
							17,500	17,910
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/19/2021	11/19/2026	2,444	2,362	2,386
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/19/2021	11/19/2026	20,000	19,624	19,520
	Delayed Draw Term Loan[10]		L+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(41)	—
							21,945	21,906
ZENFOLIO INC.	Revolving Loan[10]	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	1,000	996	995
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	18,915	18,785	18,820
							19,781	19,815
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	Consumer services	L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	2/11/2022	3/1/2024	16,000	15,691	15,691
	Delayed Draw Term Loan - B10		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.26%	2/11/2022	3/1/2024	199	159	159
							15,850	15,850
Total Non-control/Non-affiliate Investments (177.5% of net assets at fair value)							$721,392	$747,132

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Affiliate Investments[6]
AIR CONDITIONING SPECIALIST, INC.[13]	Revolving Loan[10]	Consumer services	L+7.25% (Floor 1.00%)	11/9/2021	11/9/2026	$—	$(18)	$—
	First Lien		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	11/9/2021	11/9/2026	12,778	12,535	12,535
	623,693.55 Preferred Units[9]		—	11/9/2021	—	—	624	634
							13,141	13,169
CATBIRD NYC, LLC[13]	Revolving Loan[10]	Consumer products & retail	L+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(73)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/15/2021	10/15/2026	15,900	15,606	15,884
	1,000,000 Class A units[9]		—	10/15/2021	—	—	1,000	1,221
	500,000 Class B units[9,10]		—	10/15/2021	—	—	500	572
							17,033	17,677
CENTRAL MEDICAL SUPPLY LLC[13]	Revolving Loan[10]	Healthcare services	L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	300	281	290
	First Lien		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	7,500	7,398	7,260
	Delayed Draw Capex Term Loan[10]		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	100	81	97
	1,380,500 Preferred Units[9]		—	5/22/2020	—	—	976	641
							8,736	8,288
CHANDLER SIGNS, LLC[13]	1,500,000 units of Class A-1 common stock[9]	Business services	—	1/4/2016	—	—	1,500	924
DELPHI BEHAVIORAL HEALTH GROUP, LLC	First Lien	Healthcare services	L+9.50% PIK (Floor 1.00%)/Q, Current Coupon 10.50%	4/8/2020	4/7/2023	1,541	1,541	1,402
	First Lien		L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 10.00%	4/8/2020	4/7/2023	1,732	1,732	1,472
	Protective Advance		L+11.50% PIK (Floor 1.00%)/Q, Current Coupon 12.50%	8/31/2021	4/7/2023	526	526	526
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	2,460
							7,414	5,860

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]		Maturity	Principal	Cost[12,17]	Fair Value[4]
DYNAMIC COMMUNITIES, LLC[13]	Revolving Loan[10]	Business services	L+8.50% (Floor 1.00%)	7/17/2018		7/17/2023	—	(1)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.51%	7/17/2018		7/17/2023	11,221	11,147	10,323
	Senior subordinated debt		25% PIK	12/4/2020		1/16/2024	650	650	650
	2,000,000 Preferred Units[9]		—	7/17/2018		—	—	2,000	1,274
								13,796	12,247
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	L+9.50% (Floor 2.00%)/Q, Current Coupon 11.50%	11/1/2019		11/1/2024	11,500	11,384	9,775
	Revolving Loan		L+9.50% (Floor 2.00%)	11/1/2019		11/1/2024	—	(22)	—
	1,000 Class A units		—	11/1/2019	0	—	—	1,000	674
	56.259 Class A-1 units		—	1/10/2022		—	—	56	38
								12,418	10,487
ITA HOLDINGS GROUP, LLC[13]	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	2/14/2018		2/14/2023	750	733	750
	First Lien - Term Loan		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	2/14/2018		2/14/2023	10,071	10,041	10,041
	First Lien - Term B Loan		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.00%	6/5/2018		2/14/2023	5,036	5,010	5,061
	First Lien - PIK Note A		10.00% PIK	3/29/2019		2/14/2023	2,959	2,721	2,959
	First Lien - PIK Note B		10.00% PIK	3/29/2019		2/14/2023	117	117	117
	Warrants (Expiration - March 29, 2029)[9]		—	3/29/2019		—	—	538	3,199
	9.25% Class A Membership Interest[9,11]		—	2/14/2018		—	—	1,500	3,063
								20,660	25,190
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)[13]	Revolving Loan[10]	Environmental services	7.50%	12/31/2021		12/31/2025	—	—	—
	First Lien		7.50%	12/31/2021		12/31/2025	5,195	5,195	4,780
	Second Lien[16]		10.00% PIK	12/31/2021		12/31/2026	5,208	5,208	3,104
	208,333.3333 Series A Preferred units[9]		—	12/31/2021		—	—	—	—
	203,124.9999 Common units[9]		—	12/31/2021		—	—	—	—
								10,403	7,884

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	575	564	575
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	14,125	14,021	14,125
	16,084 Class A Units		—	11/9/2018	—	—	1,517	1,905
							16,102	16,605
SIMR, LLC	First Lien[16]	Healthcare services	L+10.00%, 7.00% PIK (Floor 2.00%)/M, Current Coupon 19.00%	9/7/2018	9/7/2023	13,235	13,101	10,588
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	—
	904,903.31 Class W Units		—	2/4/2021	—	—	—	—
							19,208	10,588
SONOBI, INC.[13]	500,000 Class A Common Units[9]	Media, marketing, & entertainment	—	9/17/2020	—	—	500	2,960
Total Affiliate Investments (31.3% of net assets at fair value)							$140,911	$131,879

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$76,000	$57,603
Total Control Investments (13.7% of net assets at fair value)

TOTAL INVESTMENTS (222.5% of net assets at fair value)							$938,303	$936,614

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
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of March 31, 2022 is included in Note 13. Significant Subsidiaries.

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

We have elected, and intend to qualify annually, to be treated as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). As such, we generally will not have to pay U.S. federal income tax at corporate rates on any ordinary income or capital gains that we distribute to our shareholders as dividends. To continue to maintain our RIC treatment, we must meet specified source-of-income and asset diversification requirements and timely distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2022 and 2021. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of our total assets in qualifying assets. As of June 30, 2022, the Company has 88.0% of our assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended June 30, 2022, we satisfied all RIC requirements and have 8.3% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At June 30, 2022 and March 31, 2022, cash balances totaling $17.5 million and $10.2 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2022, we had four investments on non-accrual status, which represent approximately 1.6% of our total investment portfolio's fair value and approximately 2.7% of its cost. As of March 31, 2022, we had three investments on non-accrual status, which represent approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three months ended June 30, 2022, approximately 3.8% of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three months ended June 30, 2021, approximately 3.7% of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of June 30, 2022 and March 31, 2022, we have not written off any accrued and uncollected PIK interest from prior periods. For the three months ended June 30, 2022, we had two investments for which we stopped accruing PIK interest. For the three months ended June 30, 2021, we had one investment for which we stopped accruing PIK interest. For the three months ended June 30, 2022, approximately 3.0% of CSWC’s total investment income was attributable to non-cash PIK interest income. For the three months ended June 30, 2021, approximately 5.3% of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Deferred Offering Costs Deferred offering costs include registration expenses related to our shelf registration statement and expenses related to the launch of the "at-the-market" ("ATM") program through which we can sell, from time to time, shares of our common stock (the "Equity ATM Program"). These expenses consist primarily of SEC registration fees, legal fees and accounting fees incurred related thereto. These expenses are included in other assets on the Consolidated Statements of Assets and Liabilities. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or debt issuance costs, respectively. If there are any deferred offering costs remaining at the expiration of the shelf registration statement, these deferred costs are charged to expense.

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 10 years. The operating lease is included as an operating lease right-of-use ("ROU") asset and operating lease liability in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

The ROU asset represents the Company’s right to use an underlying asset for the lease term and the operating lease liability represents the Company’s obligation to make lease payments arising from such lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the remaining lease term. The Company’s lease does not provide an implicit discount rate, and as such the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the remaining lease payments. Lease expense is recognized on a straight-line basis over the remaining lease term.

Federal Income Taxes CSWC has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subsection M of the Code. By meeting these requirements, we will not be subject to U.S. federal income taxes at corporate rates on ordinary income or capital gains timely distributed to shareholders. In order to qualify as a RIC, the Company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, each year. Investment company taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Investment company taxable income generally excludes net unrealized appreciation or depreciation, as investment gains and losses are not included in investment company taxable income until they are realized.

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

In lieu of distributing our net capital gains for a year, we may decide to retain some or all of our net capital gains. We will be required to pay a 21% corporate rate U.S. federal income tax on any such retained net capital gains. We may elect to treat such retained capital gain as a deemed distribution to shareholders. Under such circumstances, shareholders will be required to include their share of such retained capital gain in income, but will receive a credit for the amount of U.S. federal income tax paid at corporate rates with respect to their shares. As an investment company that qualifies as a RIC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31. Any net capital gains actually distributed to shareholders and properly reported by us as capital gain dividends are generally taxable to the shareholders as long-term capital gains. See Note 6 for further discussion.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three months ended June 30, 2022 and 2021.

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

The right to grant restricted stock awards under the 2010 Plan terminated on July 18, 2021, ten years after the date that the 2010 Restricted Stock Award Plan (the “2010 Plan”) was approved by the Company’s shareholders pursuant to its terms. In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the "2021 Employee Plan") as part of the compensation package for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. On July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, the Company's Board of Directors approved the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Plan (the "Non-Employee Director Plan") as part of the compensation package for non-employee directors of the Board of Directors. In connection therewith, on May 16, 2022, we received an exemptive order that supersedes the Order (the "Superseding Order") and will cover both employees and non-employee directors of the Board of Directors. The Non-Employee Director Plan became effective on July 27, 2022 upon shareholder approval.

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

Recently Issued or Adopted Accounting Standards In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and certain lenders. Many of these agreements include language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies and certain lenders to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company does not believe it will have a material impact on its consolidated financial statements or its disclosure and did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended June 30, 2022.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2022 and March 31, 2022:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2022:
First lien loans[1,2]	$815,437	81.0%	180.0%	$823,488	80.8%
Second lien loans[2]	48,630	4.8	10.7	56,106	5.5
Subordinated debt[3]	1,365	0.1	0.3	1,043	0.1
Preferred equity	45,994	4.6	10.2	27,653	2.7
Common equity & warrants	43,513	4.3	9.6	35,206	3.4
I-45 SLF LLC[4]	51,701	5.2	11.4	76,000	7.5
	$1,006,640	100.0%	222.2%	$1,019,496	100.0%

March 31, 2022:
First lien loans[1,2]	$739,872	79.0%	175.8%	$745,290	79.4%
Second lien loans[2]	52,645	5.6	12.5	55,976	6.0
Subordinated debt[3]	1,317	0.1	0.3	994	0.1
Preferred equity	44,663	4.8	10.6	25,544	2.7
Common equity & warrants	40,514	4.3	9.6	34,499	3.7
I-45 SLF LLC[4]	57,603	6.2	13.7	76,000	8.1
	$936,614	100.0%	222.5%	$938,303	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of June 30, 2022 and March 31, 2022, the fair value of the first lien last out loans are $41.6 million and $38.6 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of June 30, 2022 and March 31, 2022, the fair value of the split lien term loans included in first lien loans is $38.0 million and $36.4 million, respectively. As of June 30, 2022 and March 31, 2022, the fair value of the split lien term loans included in second lien loans is $33.5 million and $33.9 million, respectively.
3Included in subordinated debt are unsecured convertible notes with a fair value of $0.7 million and $0.7 million as of June 30, 2022 and March 31, 2022, respectively.
4I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2022 and March 31, 2022:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2022:
Media, Marketing & Entertainment	$114,013	11.3%	25.2%	$104,316	10.2%
Business Services	108,465	10.8	23.9	110,190	10.8
Consumer Products & Retail	89,546	8.9	19.8	87,166	8.5
Consumer Services	77,518	7.7	17.0	76,984	7.5
Healthcare Services	72,743	7.2	16.1	84,683	8.3
Healthcare Products	68,678	6.8	15.2	70,088	6.9
I-45 SLF LLC[1]	51,701	5.1	11.4	76,000	7.5
Food, Agriculture & Beverage	49,166	4.9	10.9	47,026	4.6
Distribution	45,396	4.5	10.0	46,449	4.6
Technology Products & Components	44,960	4.5	9.9	31,150	3.1
Financial Services	39,191	3.9	8.7	31,157	3.1
Transportation & Logistics	35,682	3.5	7.8	31,489	3.1
Software & IT Services	32,099	3.2	7.0	33,407	3.3
Education	30,651	3.0	6.7	32,081	3.1
Environmental Services	19,780	2.0	4.4	24,838	2.4
Telecommunications	18,711	1.8	4.1	22,310	2.2
Specialty Chemicals	17,920	1.7	4.0	17,613	1.7
Energy Services (Upstream)	17,865	1.8	3.9	17,475	1.7
Industrial Products	13,955	1.4	3.1	13,911	1.4
Energy Services (Midstream)	12,708	1.3	2.8	13,517	1.3
Industrial Services	11,585	1.2	2.6	11,430	1.1
Commodities & Mining	11,204	1.1	2.5	11,287	1.1
Containers & Packaging	10,808	1.1	2.4	10,705	1.1
Aerospace & Defense	6,800	0.7	1.5	6,678	0.7
Restaurants	4,802	0.5	1.1	4,562	0.4
Paper & Forest Products	693	0.1	0.2	2,984	0.3
	$1,006,640	100.0%	222.2%	$1,019,496	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2022:
Business Services	$123,697	13.2%	29.4%	$124,860	13.3%
Consumer Products & Retail	90,457	9.7	21.5	88,375	9.4
Healthcare Services	88,131	9.4	21.0	96,946	10.3
Consumer Services	71,730	7.7	17.0	71,203	7.6
I-45 SLF LLC[1]	57,603	6.2	13.7	76,000	8.1
Distribution	54,798	5.9	13.0	54,035	5.8
Food, Agriculture & Beverage	48,876	5.2	11.6	47,057	5.0
Media, Marketing & Entertainment	43,463	4.6	10.3	33,049	3.5
Financial Services	39,305	4.2	9.3	31,229	3.3
Technology Products & Components	37,047	4.0	8.8	30,440	3.3
Transportation & Logistics	34,038	3.6	8.1	29,513	3.1
Software & IT Services	33,414	3.6	7.9	34,866	3.7
Education	32,072	3.4	7.6	32,119	3.4
Healthcare Products	32,054	3.4	7.6	33,018	3.5
Environmental Services	20,641	2.2	4.9	23,108	2.5
Telecommunications	18,736	2.0	4.5	22,341	2.4
Energy Services (Upstream)	17,910	1.9	4.3	17,500	1.9
Specialty Chemicals	17,749	1.9	4.2	17,640	1.9
Industrial Products	13,891	1.5	3.3	13,901	1.5
Energy Services (Midstream)	13,465	1.4	3.2	13,582	1.5
Industrial Services	11,614	1.2	2.8	11,451	1.2
Commodities & Mining	10,877	1.2	2.6	11,135	1.2
Containers & Packaging	10,671	1.1	2.5	10,723	1.1
Aerospace & Defense	6,800	0.7	1.6	6,672	0.7
Restaurants	5,367	0.6	1.3	4,556	0.5
Paper & Forest Products	2,208	0.2	0.5	2,984	0.3
	$936,614	100.0%	222.5%	$938,303	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of June 30, 2022 and March 31, 2022:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2022:
Northeast	$211,876	21.0%	46.8%	$211,654	20.8%
West	209,291	20.8	46.2	199,913	19.6
Southeast	195,293	19.4	43.1	195,778	19.2
Southwest	190,065	18.9	42.0	190,014	18.6
Midwest	133,325	13.3	29.4	131,650	12.9
I-45 SLF LLC[1]	51,701	5.1	11.4	76,000	7.5
International	15,089	1.5	3.3	14,487	1.4
	$1,006,640	100.0%	222.2%	$1,019,496	100.0%

March 31, 2022:
Northeast	$225,578	24.1%	53.6%	$221,780	23.6%
Southwest	206,057	22.0	49.0	204,443	21.8
West	163,924	17.5	38.9	153,292	16.3
Southeast	136,588	14.6	32.5	138,929	14.9
Midwest	132,308	14.1	31.4	129,354	13.8
I-45 SLF LLC[1]	57,603	6.1	13.7	76,000	8.1
International	14,556	1.6	3.4	14,505	1.5
	$936,614	100.0%	222.5%	$938,303	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of geographic regions, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

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

There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. While management believes our valuation methodologies are appropriate and consistent with market participants, the recorded fair values of our investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. The Board of Directors has the ultimate responsibility for reviewing and determining, in good faith, the fair value of CSWC’s investments in accordance with the 1940 Act.

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
As of June 30, 2022 and March 31, 2022, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value ("NAV") in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of CSWC, with assistance from multiple third-party valuation advisors, which is subsequently approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2022 and March 31, 2022 (in thousands):

		Fair Value Measurements
		at June 30, 2022 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$815,437	$—	$—	$815,437
Second lien loans	48,630	—	—	48,630
Subordinated debt	1,365	—	—	1,365
Preferred equity	45,994	—	—	45,994
Common equity & warrants	43,513	—	—	43,513
Investments measured at net asset value[1]	51,701	—	—	—
Total Investments	$1,006,640	$—	$—	$954,939

		Fair Value Measurements
		at March 31, 2022 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$739,872	$—	$—	$739,872
Second lien loans	52,645	—	—	52,645
Subordinated debt	1,317	—	—	1,317
Preferred equity	44,663	—	—	44,663
Common equity & warrants	40,514	—	—	40,514
Investments measured at net asset value[1]	57,603	—	—	—
Total Investments	$936,614	$—	$—	$879,011

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at net asset value per share at June 30, 2022 and March 31, 2022, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at June 30, 2022 and March 31, 2022. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	June 30, 2022	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$688,745	Discount Rate	8.3% - 39.2%	12.2%
			Third Party Broker Quote	5.8 - 5.8	5.8
	Market Approach	126,692	Cost	88.7 - 100.0	98.3
			Exit Value	100.0 - 100.0	100.0
Second lien loans	Income Approach	46,270	Discount Rate	13.8% - 23.5%	17.0%
			Third Party Broker Quote	91.3 - 91.3	91.3
	Market Approach	693	Exit Value	23.1 - 23.1	23.1
	Enterprise Value Waterfall Approach	1,667	EBITDA Multiple	8.2x - 8.2x	8.2x
			Discount Rate	22.5% - 22.5%	22.5%
Subordinated debt	Income Approach	691	Discount Rate	25.0% - 25.0%	25%
	Market Approach	179	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	495	EBITDA Multiple	7.8x - 7.8x	7.8x
			Discount Rate	20.9% - 20.9%	20.9%
Preferred equity	Enterprise Value Waterfall Approach	44,101	EBITDA Multiple	3.9x - 17.1x	9.9x
			Discount Rate	7.8% - 41.7%	16.3%
	Market Approach	1,893	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	40,781	EBITDA Multiple	4.7x - 11.8x	9.6x
			Discount Rate	8.7% - 32.8%	16.7%
	Market Approach	1,207	Cost	100.0 - 100.0	100.0
	Income Approach	1,525	Third Party Broker Quote	31.5 - 31.5	31.5
Total Level 3 Investments		$954,939

		Fair Value at	Significant
	Valuation	March 31, 2022	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$645,034	Discount Rate	7.3% - 30.6%	10.7%
			Third Party Broker Quote	5.5 - 96.5	93.2
	Market Approach	94,838	Cost	80.2 - 99.0	98.1
			Exit Value	100.0 - 102.0	101.8
Second lien loans	Income Approach	49,541	Discount Rate	10.3% - 37.8%	15.4%
			Third Party Broker Quote	97.3 - 97.3	97.3
	Enterprise Value Waterfall Approach	3,104	EBITDA Multiple	8.3x - 8.3x	8.3x
			Discount Rate	22.1% - 22.1%	22.1%
Subordinated debt	Income Approach	650	Discount Rate	27.4% - 27.4%	27.4%
	Market Approach	172	Cost	100.0 - 100.0	100.00
	Enterprise Value Waterfall Approach	495	EBITDA Multiple	8.1x - 8.1x	8.1x
			Discount Rate	20.5% - 20.5%	20.5
Preferred equity	Enterprise Value Waterfall Approach	41,563	EBITDA Multiple	6.9x - 18.8x	10.6x
			Discount Rate	12.5% - 40.8%	17.8%
	Market Approach	3,100	Cost	100.0 - 100.0	100
Common equity & warrants	Enterprise Value Waterfall Approach	36,667	EBITDA Multiple	4.2x - 11.4x	8.5x
			Discount Rate	10.1% - 32.2%	18.1%
	Market Approach	1,757	Cost	100.0 - 100.0	100.0
			Exit Value	351.4 - 351.4	351.4
	Income Approach	2,090	Third Party Broker Quote	158.7 - 158.7	158.7
Total Level 3 Investments		$879,011

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three months ended June 30, 2022 and 2021, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the three months ended June 30, 2022 and 2021 (in thousands):

	Fair Value March 31, 2022	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Fair Value June 30, 2022	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$739,872	$(1,546)	$132,425	$(55,937)	$623	$—	$815,437	$(613)
Second lien loans	52,645	(4,145)	62	(71)	139	—	48,630	(4,145)
Subordinated debt	1,317	—	—	—	48	—	1,365	—
Preferred equity	44,663	(778)	2,109	—	—	—	45,994	(778)
Common equity & warrants	40,514	3,540	1,208	—	—	(1,749)	43,513	3,549
Total Investments	$879,011	$(2,929)	$135,804	$(56,008)	$810	$(1,749)	$954,939	$(1,987)

	Fair Value March 31, 2021	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Fair Value June 30, 2021	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$524,161	$(396)	$85,522	$(4,045)	$917	$—	$606,159	$(416)
Second lien loans	36,919	291	15,482	(63)	433	(53)	53,009	353
Subordinated debt	11,534	136	8	—	411	—	12,089	136
Preferred equity	22,608	1,680	2,979	—	—	—	27,267	1,680
Common equity & warrants	36,052	3,649	782	—	—	(1,632)	38,851	3,555
Total Investments	$631,274	$5,360	$104,773	$(4,108)	$1,761	$(1,685)	$737,375	$5,308

1Includes purchases of new investments, as well as discount accretion on existing investments.

5.    BORROWINGS

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of June 30, 2022, the Company’s asset coverage was 206%.

The Company had the following borrowings outstanding as of June 30, 2022 and March 31, 2022 (amounts in thousands):

June 30, 2022	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium	Recorded Value
SBA Debentures	$80,000	$(2,539)	$77,461
Credit Facility	215,000	—	215,000
January 2026 Notes	140,000	(1,202)	138,798
October 2026 Notes	150,000	(3,292)	146,708
	$585,000	$(7,033)	$577,967

March 31, 2022
SBA Debentures	$40,000	$(1,648)	$38,352
Credit Facility	205,000	—	205,000
October 2024 Notes	140,000	(1,286)	138,714
January 2026 Notes	150,000	(3,478)	146,522
	$535,000	$(6,412)	$528,588

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

On May 11, 2022, CSWC entered into Amendment No. 2 (the "Amendment") to the Credit Agreement. The Amendment changed the benchmark interest rate from LIBOR to Adjusted Term SOFR. In addition, CSWC entered into an Incremental Commitment Agreement, pursuant to which the total commitments under the Credit Agreement increased from $335 million to $380 million. The Credit Facility contains an accordion feature that allows CSWC to increase the total commitments under the Credit Facility up to $400 million from new and existing lenders on the same terms and conditions as the existing commitments.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of June 30, 2022, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At June 30, 2022, CSWC had $215.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.9 million for the three months ended June 30, 2022. For the three months ended June 30, 2021, CSWC recognized interest expense of $1.4 million. The weighted average interest rate on the Credit Facility was 3.16% for the three months ended June 30, 2022. For the three months ended June 30, 2021, the weighted average interest rate on the Credit Facility was 2.71%. Average borrowings for the three months ended June 30, 2022 were $182.9 million. For the three months ended June 30, 2021, average borrowings were $137.3 million. As of June 30, 2022, CSWC was in compliance with all financial covenants under the Credit Facility.

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

For the three months ended June 30, 2021, the Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.8 million. For the three months ended June 30, 2021, average borrowings were $125.0 million. The October 2024 Notes had a weighted average effective yield of 5.375%.

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

As of June 30, 2022, the carrying amount of the January 2026 Notes was $138.8 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of June 30, 2022, the fair value of the January 2026 Notes was $127.7 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million for the three months ended June 30, 2022. For the three months ended June 30, 2021, the Company recognized interest expense of $1.7 million. For both the three months ended June 30, 2022 and 2021, average borrowings were $140.0 million.

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

As of June 30, 2022, the carrying amount of the October 2026 Notes was $146.7 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of June 30, 2022, the fair value of the October 2026 Notes was $137.2 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $1.4 million for the three ended June 30, 2022. For the three months ended June 30, 2022, average borrowings were $150.0 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. As of June 30, 2022, SBIC I had regulatory capital of $65.0 million and leverageable capital of $46 million. All approved SBA Debenture commitments have been utilized. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations.

As of June 30, 2022, the carrying amount of SBA Debentures was $77.5 million on an aggregate principal amount of $80.0 million. As of June 30, 2022, the fair value of the SBA Debentures was $77.1 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC Topic 820. The Company recognized interest expense and related fees related to SBA Debentures of $0.4 million for the three months ended June 30, 2022. The weighted average interest rate on the SBA Debentures was 2.50% for the three months ended June 30, 2022. For the three months ended June 30, 2022, average borrowings were $51.6 million.

As of June 30, 2022, the Company's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	June 30, 2022
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
(2)	(2)	(2)	40,000
			$80,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $40.0 million in SBA Debentures that will pool in September 2022. Until the pooling date, the SBA Debentures bear interest at a fixed rate with a weighted average interim interest rate of 2.17%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

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

As of June 30, 2022, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the quarter ended March 31, 2022, CSWC declared total dividends of $11.8 million, or $0.48 per share. During the quarter ended June 30, 2022, CSWC declared total dividends of $16.6 million, or $0.63 per share ($0.48 per share in regular dividends and $0.15 per share in special dividends).

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
Reconciliation of RIC Distributable Income[1]	2022	2021
Net increase in net assets from operations	$2,510	$15,142
Net unrealized depreciation (appreciation) on investments	12,248	(7,051)
Income/gain (expense/loss) recognized for tax on pass-through entities	40	762
Loss recognized on dispositions	—	152
Capital loss carryover[2]	(1,567)	1,068
Net operating income - wholly-owned subsidiary	(1,534)	(1,826)
Dividend income from wholly-owned subsidiary	907	—
Non-deductible tax expense	73	52
Non-deductible compensation	822	884
Compensation related book/tax differences	(5,529)	—
Other book/tax differences	703	1,254
Estimated distributable income before deductions for distributions	$8,673	$10,437

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At June 30, 2022, the Company had long-term capital loss carryforwards of $15.6 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.
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

In addition, the Taxable Subsidiary holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that our income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of U.S. federal income taxes at corporate rates. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate an income tax provision as a result of their ownership of the portfolio companies. The income tax provision, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations.

As of June 30, 2022, the cost of investments held at the RIC for U.S. federal income tax purposes was $985.7 million, with such investments having gross unrealized appreciation of $17.2 million and gross unrealized depreciation of $55.8 million, resulting in net unrealized depreciation of $38.6 million. As of June 30, 2022, the cost of investments held at the Taxable Subsidiary for U.S. federal income tax purposes was $27.7 million, with such investments having gross unrealized appreciation of $33.6 million and gross unrealized depreciation of $1.7 million, resulting in net unrealized appreciation of $31.9 million. On a consolidated basis, the total investment portfolio has net unrealized depreciation of $6.7 million for U.S. federal income tax purposes.

The Taxable Subsidiary is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, the Taxable Subsidiary has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate an income tax provision or benefit.

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of June 30, 2022 and March 31, 2022, the Taxable Subsidiary had a deferred tax liability of $6.9 million and $5.7 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of June 30, 2022 and March 31, 2022 (amounts in thousands):

	June 30, 2022	March 31, 2022
Deferred tax asset:
Net operating loss carryforwards	$—	$—
Interest	210	185
Total deferred tax asset	210	185
Deferred tax liabilities:
Net unrealized appreciation on investments	(5,980)	(4,899)
Net basis differences in portfolio investments	(1,178)	(1,033)
Total deferred tax liabilities	(7,158)	(5,932)
Total net deferred tax (liabilities) assets	$(6,948)	$(5,747)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended June 30, 2022, we recognized net income tax provision of $0.2 million, principally consisting of a $0.1 million accrual for U.S. federal excise tax and $0.1 million of tax provision relating to the Taxable Subsidiary. For the three months ended June 30, 2021, we recognized a net income tax provision of $0.4 million, principally consisting of a $0.1 million accrual for U.S. federal excise tax on our estimated undistributed taxable income and a $0.3 million of tax benefit relating to the Taxable Subsidiary.

Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2018 through December 31, 2020.

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

In addition, the Company's Board of Directors approved the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Plan (the "Non-Employee Director Plan") as part of the compensation package for non-employee directors of the Board of Directors. In connection therewith, on May 16, 2022, we received an exemptive order that supersedes the Order (the "Superseding Order") and will cover both employees and non-employee directors of the Board of Directors. The Non-Employee Director Plan became effective on July 27, 2022 upon shareholder approval. The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Three Months Ended June 30,
	2022	2021
Number of shares repurchased	29,673	20,450
Aggregate cost of shares repurchased (in thousands)	$641	$541
Weighted average price per share	$21.60	$26.43

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

During the three months ended June 30, 2022, the Company sold 2,262,852 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.66 per share, raising $46.8 million of gross proceeds. Net proceeds were $46.1 million after commissions to the sales agents on shares sold. During the three months ended June 30, 2021, the Company sold 1,077,309 shares of its common stock under the Equity ATM Program at a weighted-average price of $26.10 per share, raising $28.1 million of gross proceeds. Net proceeds were $27.7 million after commissions to the sales agents on shares sold. Of these proceeds, $3.5 million remained receivable and is included in Other Receivables in the Consolidated Statement of Assets and Liabilities as of June 30, 2022.

Cumulative to date, the Company has sold 10,440,512 shares of its common stock under the Equity ATM Program at a weighted-average price of $22.05, raising $230.2 million of gross proceeds. Net proceeds were $226.3 million after commissions to the sales agents on shares sold. As of June 30, 2022, the Company has $19.8 million available under the Equity ATM Program.

Share Repurchase Program

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

In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of June 30, 2022, there are 1,000,958 shares of common stock available for issuance under the 2021 Employee Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

During the three months ended June 30, 2022 and 2021, we recognized total share based compensation expense of $0.8 million and $1.1 million, respectively, related to the restricted stock issued to our employees and officers.

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

As of June 30, 2022, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $9.9 million, which will be amortized over the weighted-average vesting period of approximately 2.8 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of June 30, 2022:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2022	395,993	$21.48	2.4
Granted	199,042	21.25	3.9
Vested	(93,677)	20.90	—
Forfeited	—	—	—
Unvested at June 30, 2022	501,358	$21.49	2.8

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (“401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During both the three months ended June 30, 2022 and 2021, we made matching contributions of approximately $0.1 million.

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

The balances of unused commitments to extend financing as of June 30, 2022 and March 31, 2022 were as follows (amounts in thousands):

	June 30,	March 31,
Portfolio Company	2022	2022
Revolving Loans
360 Quote TopCo, LLC	$2,250	$—
Acceleration, LLC	1,722	—
Air Conditioning Specialist, Inc.	400	1,000
American Teleconferencing Services, Ltd. (DBA Premiere Global Services, Inc.)	121	117
ArborWorks, LLC	1,800	3,000
ATS Operating, LLC	2,500	1,500
Cadmium, LLC	—	308
Catbird NYC, LLC	4,000	4,000
Central Medical Supply LLC	1,200	1,200
Dynamic Communities, LLC	500	500
Fast Sandwich, LLC	3,100	3,100
GrammaTech, Inc.	2,500	2,500
GS Operating, LLC	—	1,540
ISI Enterprises, LLC	1,200	1,200
ITA Holdings Group, LLC	800	1,250
Klein Hersh, LLC	—	938
Lash OpCo, LLC	302	481
Lighting Retrofit International, LLC (DBA Envocore)	1,458	2,083
Lightning Intermediate II, LLC	1,528	—
Mako Steel LP	566	943
Microbe Formulas LLC	1,302	—
Muenster Milling Company, LLC	5,000	5,000
NeuroPsychiatric Hospitals, LLC	600	600
NinjaTrader, Inc.	2,500	2,500
NWN Parent Holdings, LLC	1,800	1,380
Outerbox, LLC	2,000	—
Roof OpCo, LLC	3,056	3,056
Roseland Management, LLC	1,425	1,425
RTIC Subsidiary Holdings LLC	219	—
Shearwater Research, Inc.	2,446	2,446
SIB Holdings, LLC	421	655
South Coast Terminals LLC	1,935	1,935

	June 30,	March 31,
Portfolio Company	2022	2022
Spotlight AR, LLC	2,000	2,000
Student Resource Center, LLC	1,333	1,333
Systec Corporation (DBA Inspire Automation)	1,150	1,150
Wall Street Prep, Inc.	1,000	1,000
Well-Foam, Inc.	4,500	4,500
Winter Services Operations, LLC	4,444	2,000
Zenfolio Inc.	500	1,000
Total Revolving Loans	63,578	57,640
Delayed Draw Term Loans
Acceleration, LLC	5,000	—
Central Medical Supply LLC	1,400	1,400
CityVet Inc.	—	7,000
Flip Electronics, LLC	2,114	2,818
FoodPharma Subsidiary Holdings, LLC	—	5,470
GS Operating, LLC	—	3,205
Infolinks Media Buyco, LLC	2,250	2,250
KMS, LLC	2,286	4,571
Lash OpCo, LLC	—	2,846
Muenster Milling Company, LLC	6,000	6,000
NeuroPsychiatric Hospitals, LLC	10,000	10,000
NinjaTrader, Inc.	4,692	4,692
Roof OpCo, LLC	1,589	4,644
Shearwater Research, Inc.	3,262	3,262
SIB Holdings, LLC	—	1,871
Systec Corporation (DBA Inspire Automation)	3,000	3,000
US CourtScript Holdings, Inc.	10,000	—
Winter Services Operations, LLC	4,444	4,444
Zips Car Wash, LLC - B	348	3,801
Total Delayed Draw Term Loans	56,385	71,274
Other
Catbird NYC, LLC	125	125
Infolinks Media Buyco, LLC	412	412
I-45 SLF LLC	4,800	4,800
Total Other	5,337	5,337
Total unused commitments to extend financing	$125,300	$134,251

As of June 30, 2022, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2022, the Company had $4.0 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.3 million expire in August 2022, $0.4 million expire in February 2023, $0.2 million expire in April 2023, and $3.1 million expire in May 2023. As of June 30, 2022, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

Effective April 1, 2019, ASC 842 required that a lessee to evaluate its leases to determine whether they should be classified as operating or financing leases. The Company previously had an operating lease for its office space that commenced October 1, 2014 and expired February 28, 2022. In March 2021, the Company executed an agreement to lease new office space that commenced on February 1, 2022 and expires September 30, 2032. The Company identified the foregoing as an operating lease.

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

Total lease expense incurred for the three months ended June 30, 2022 was $63.1 thousand. As of June 30, 2022, the asset related to the operating lease was $2.4 million and the lease liability was $3.3 million. As of June 30, 2022, the remaining lease term was 10.3 years and the discount rate was 4.42%.

The following table shows future minimum payments under the Company's operating leases as of June 30, 2022 (in thousands):

Year ending March 31,	Rent Commitment
2023	$167
2024	406
2025	416
2026	426
2027	436
Thereafter	2,578
Total	$4,429

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

During each of the three months ended June 30, 2022 and 2021, we did not receive any management fees from our portfolio companies. Additionally, as of June 30, 2022 and March 31, 2022, we had dividends receivable from I-45 SLF LLC of $1.5 million and $1.9 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities.

12.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2022 and 2021 (share amounts presented in thousands).

	Three Months Ended
	June 30,
Per Share Data:	2022	2021
Investment income[1]	$0.89	$0.88
Operating expenses[1]	(0.39)	(0.43)
Income taxes[1]	(0.01)	(0.02)
Net investment income[1]	0.49	0.43
Net realized gain (loss), net of tax[1]	0.09	(0.05)
Net unrealized (depreciation) appreciation on investments, net of tax[1]	(0.48)	0.33
Total increase from investment operations	0.10	0.71
Accretive effect of share issuances and repurchases	0.29	0.47
Dividends to shareholders	(0.63)	(0.53)
Issuance of restricted stock[1,2]	(0.13)	(0.10)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.01)	—
Share based compensation expense	0.03	0.05
Other[3]	0.03	(0.03)
(Decrease) increase in net asset value	(0.32)	0.57
Net asset value
Beginning of period	16.86	16.01
End of period	$16.54	$16.58

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	2.28%	2.64%
Ratio of net investment income to average net assets[4]	2.87%	2.61%
Portfolio turnover	6.15%	0.79%
Total investment return[4,5]	(19.72)%	7.22%
Total return based on change in NAV[4,6]	1.84%	6.87%

Per share market value at the end of the period	$18.42	$23.23
Weighted-average common and fully diluted shares outstanding	25,514	21,202
Common shares outstanding at end of period	27,391	22,200

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

On March 25, 2021, I-45 SLF LLC declared a return of capital dividend to its members in the amount of $10.0 million. As of June 30, 2022, total funded equity capital totaled $95.0 million, consisting of $76.0 million from CSWC and $19.0 million from Main Street. CSWC owns 80% of I-45 SLF LLC and has a current profits interest of 78.25%, while Main Street owns 20% and has a current profits interest of 21.75%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street.

As of June 30, 2022 and March 31, 2022, I-45 SLF LLC had total assets of $178.9 million and $189.1 million, respectively. I-45 SLF LLC had approximately $173.5 million and $176.7 million of total investments at fair value as of June 30, 2022 and March 31, 2022, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. As of June 30, 2022, $1.9 million of the credit investments were unsettled trades. During the three months ended June 30, 2022, I-45 SLF LLC declared a total dividend of $2.0 million of which $1.5 million was paid to CSWC in July 2022.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. The I-45 credit facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. In November 2019, the I-45 credit facility was amended to extend the maturity to November 2024 and to reduce the interest rate on borrowings to LIBOR plus 2.25% per annum. On April 30, 2020, the I-45 credit facility was amended to permanently reduce the I-45 credit facility amount through a prepayment of $15.0 million and to change the minimum utilization requirements. In March 2021, the I-45 credit facility was amended to extend the maturity to March 25, 2026 and to reduce the interest rate on borrowings to LIBOR plus 2.15%. Under the I-45 credit facility, $110.0 million has been drawn as of June 30, 2022.

Below is certain summarized financial information for I-45 SLF LLC as of June 30, 2022 and March 31, 2022 and for the three months ended June 30, 2022 and 2021 (amounts in thousands):

	June 30, 2022	March 31, 2022
Selected Balance Sheet Information:
Investments, at fair value (cost $191,951 and $187,714)	$173,509	$176,704
Cash and cash equivalents	2,972	9,949
Accounts receivable	214	123
Deferred financing costs and other assets	1,245	1,518
Interest receivable	912	850
Total assets	$178,852	$189,144

Senior credit facility payable	$110,000	$114,500
Payable for unsettled transactions	1,930	—
Other liabilities	2,250	2,596
Total liabilities	$114,180	$117,096
Members’ equity	64,672	72,048
Total liabilities and members' equity	$178,852	$189,144

	Three Months Ended
	June 30, 2022	June 30, 2021
Selected Statement of Operations Information:
Total revenues	$3,277	$3,122
Total expenses	(1,319)	(1,097)
Net investment income	1,958	2,025
Net unrealized (depreciation) appreciation	(7,431)	63
Net realized gains	58	1,069
Net (decrease) increase in members’ equity resulting from operations	$(5,415)	$3,157

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of June 30, 2022 and March 31, 2022 (in thousands):

I-45 SLF LLC Loan Portfolio as of June 30, 2022

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC New Holdco Inc.	Healthcare services	First Lien	6/25/2025	10.00%, 8.00% PIK	$1,954	$1,954	$1,886
		304,075 shares common stock	—	—	—	1,449	701
		Warrants (Expiration - December 11, 2025)	—	—	—	482	233
ADS Tactical, Inc.	Aerospace & defense	First Lien	3/19/2026	L+5.75% (Floor 1.00%)	6,310	6,207	5,834
American Teleconferencing Services, Ltd.[3]	Telecommunications	Revolving Loan	9/30/2022	P+5.50% (Floor 2.00%)	1,023	1,017	59
		First Lien	6/8/2023	P+5.50% (Floor 2.00%)	5,598	5,566	322
ATX Networks (Toronto) Corporation	Technology products & components	First Lien	9/1/2026	L+7.50%, (Floor 1.00%)	2,340	2,334	2,047
		Senior Subordinated Debt	9/1/2028	10.00% PIK	1,081	1,081	751
		196 Class A units	—	—	—	—	—
Burning Glass Intermediate Holding Company, Inc.	Software & IT services	Revolving Loan[4]	6/10/2028	L+5.00% (Floor 1.00%)	148	142	142
		First Lien	6/10/2028	L+5.00% (Floor 1.00%)	3,181	3,132	3,124
Corel Inc.	Software & IT services	First Lien	7/2/2026	L+5.00%	6,712	6,548	6,439
Emerald Technologies (U.S.) Acquisitionco, Inc.	Technology products & components	First Lien	12/29/2027	SOFR +6.25% (Floor 1.00%)	4,571	4,508	4,434
Evergreen AcqCo 1 LP	Consumer products & retail	First Lien	4/26/2028	L+5.50% (Floor 0.75%)	8,158	8,048	7,717
Evergreen North America Acquisitions, LLC	Industrial services	First Lien	8/13/2026	L+6.75% (Floor 1.00%)	6,723	6,608	6,602
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	L+5.25%	6,822	6,789	6,652
Infogain Corporation	Software & IT services	First Lien	7/28/2028	L+5.75% (Floor 1.00%)	4,772	4,707	4,605
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,843	2,838	2,743

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Integro Parent Inc.	Business services	First Lien	10/28/2022	SOFR+2.50%, SOFR+3.75% PIK (Floor 1.00%)	3,235	3,230	3,057
		First Lien	10/28/2022	SOFR+12.00% (Floor 1.00%)	150	150	142
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	6,659	6,600	6,293
Inventus Power, Inc.	Technology products & components	First Lien	3/29/2024	SOFR+5.00% (Floor 1.00%)	6,913	6,871	6,843
INW Manufacturing, LLC	Food, agriculture, & beverage	First Lien	3/25/2027	L+5.75% (Floor 0.75%)	2,888	2,814	2,729
Isagenix International, LLC	Consumer products & retail	First Lien	6/14/2025	L+5.75% (Floor 1.00%)	1,650	1,640	989
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	L+5.50%	5,641	5,620	5,598
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	SOFR+7.25% (Floor 1.00%)	10,124	10,043	10,043
Lash OpCo, LLC	Consumer products & retail	First Lien	3/18/2026	L+7.00% (Floor 1.00%)	6,159	6,024	6,024
Lift Brands, Inc.	Consumer services	Tranche A	6/29/2025	L+7.50% (Floor 1.00%)	2,496	2,496	2,371
		Tranche B	6/29/2025	9.50%	592	592	504
		Tranche C	6/29/2025	—	565	565	480
		1,051 shares common stock	—	—	—	749	553
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	6,930	6,875	6,757
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	4,443	4,426	4,140
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%)	4,498	4,457	4,363
National Credit Care	Consumer services	First Lien - Term Loan A	12/23/2026	L+6.50% (Floor 1.00%)	2,455	2,410	2,437
		First Lien - Term Loan B	12/23/2026	L+7.50% (Floor 1.00%)	2,455	2,410	2,437
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,644	2,625	1,485
NinjaTrader, Inc.	Financial services	First Lien	12/18/2024	L+6.25% (Floor 1.00%)	5,000	4,915	5,000
NorthStar Group Services, Inc.	Environmental services	First Lien	11/9/2026	L+5.50% (Floor 1.00%)	2,942	2,929	2,835
Research Now Group, Inc.	Business services	First Lien	12/20/2024	L+5.50% (Floor 1.00%)	5,920	5,869	5,488

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Retail Services WIS Corporation	Business services	First Lien	5/20/2025	L+7.75% (Floor 1.00%)	2,940	2,895	2,896
SIB Holdings, LLC	Business services	First Lien	10/29/2026	L+6.00% (Floor 1.00%)	2,993	2,940	2,951
Stellant Midco, LLC	Aerospace & defense	First Lien	10/2/2028	L+5.50% (Floor 0.75%)	2,283	2,261	2,123
Tacala, LLC	Consumer products & retail	First Lien	2/5/2027	L+3.50% (Floor 0.75%)	997	950	936
		Second Lien	2/7/2028	L+7.50% (Floor 0.75%)	6,000	5,953	5,630
TEAM Services Group, LLC	Healthcare services	First Lien	12/20/2027	L+5.00% (Floor 1.00%)	6,670	6,628	6,437
UniTek Global Services, Inc.	Telecommunications	First Lien	8/20/2024	L+5.50%, 2.00% PIK (Floor 1.00%)	2,828	2,818	2,576
U.S. TelePacific Corp.	Telecommunications	First Lien	5/1/2026	SOFR+1.00%, 7.25% PIK (Floor 1.00%)	5,334	5,334	2,267
Veregy Consolidated, Inc.	Environmental services	First Lien	11/3/2027	L+6.00% (Floor 1.00%)	1,970	1,965	1,881
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,490	3,453	2,827
Wahoo Fitness Acquisition, LLC	Consumer products & retail	First Lien	8/14/2028	SOFR+5.75% (Floor 1.00%)	4,938	4,804	4,024
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+5.50% (Floor 1.00%)	4,250	4,230	4,102
Total Investments						$191,951	$173,509

1Represents the interest rate as of June 30, 2022. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or SOFR ("SOFR"), which reset daily, monthly, quarterly, or semiannually. For each investment, the Company has provided the spread over LIBOR, Prime, or SOFR in effect at June 30, 2022. Certain investments are subject to an interest rate floor.
2Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
3Investment is on non-accrual status as of June 30, 2022, meaning the Company has ceased to recognize interest income on the investment.
4The investment has approximately $0.2 million in an unfunded revolving loan commitment as of June 30, 2022.

I-45 SLF LLC Loan Portfolio as of March 31, 2022

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

14.    SUBSEQUENT EVENTS

On July 27, 2022, the Board of Directors declared a quarterly dividend of $0.50 per share for the quarter ended September 30, 2022. The record date for the dividend is September 15, 2022. The payment date for the dividend is September 30, 2022.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Three Months Ended June 30, 2022
(amounts in thousands)

Portfolio Company	Type of Investment (1)	June 30, 2022 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2022	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2022
Control Investments
I-45 SLF LLC	80% LLC equity interest	$—	$1,535	$57,603	$—	$—	$—	$(5,902)	$51,701
Total Control Investments		$—	$1,535	$57,603	$—	$—	$—	$(5,902)	$51,701

Affiliate Investments
Air Conditioning Specialists, Inc.	Revolving Loan	$600	$3	$—	$601	$—	$—	$(5)	$596
	First Lien	14,845	281	12,535	2,069	(32)	—	184	14,756
	727,749.85 Preferred Units	—	—	634	104	—	—	27	765
Catbird NYC, LLC	Revolving Loan	—	9	—	4	—	—	(4)	—
	First Lien	15,800	334	15,884	14	(100)	—	2	15,800
	1,000,000 Class A Units	—	72	1,221	—	—	—	(53)	1,168
	500,000 Class B Units	—	29	572	—	—	—	(16)	556
Central Medical Supply LLC	Revolving Loan	300	11	290	2	—	—	1	293
	First Lien	7,500	211	7,260	7	—	—	60	7,327
	Delayed Draw Term Loan	100	6	97	1	—	—	—	98
	1,380,500 Preferred Units	—	—	641	—	—	—	—	641
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	—	924	—	—	—	528	1,452
Delphi Intermediate Healthco LLC	First Lien	1,594	54	1,402	53	—	—	(5)	1,450
	First Lien	1,776	45	1,472	44	—	—	(6)	1,510
	Protective Advance	879	45	526	353	—	—	—	879
	1,681.04 Common Units	—	—	2,460	—	—	—	—	2,460

Portfolio Company	Type of Investment (1)	June 30, 2022 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2022	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2022
Dynamic Communities, LLC	Revolving Loan	—	1	—	—	—	—	—	—
	First Lien	11,221	282	10,323	12	—	—	(214)	10,121
	Senior subordinated debt	691	41	650	41	—	—	—	691
	2,000,000 Preferred units	—	—	1,274	—	—	—	(434)	840
GrammaTech, Inc.	Revolving Loan	—	3	—	2	—	—	(2)	—
	First Lien	10,031	314	9,775	40	(1,500)	15	197	8,527
	1,000 Class A units	—	—	674	—	—	—	—	674
	168.776 Class A-1 units	—	—	38	113	—	—	(37)	114
ITA Holdings Group, LLC	Revolving loan	2,700	75	750	1,929	—	—	21	2,700
	First Lien - Term Loan	10,071	248	10,041	14	—	—	56	10,111
	First Lien - Term Loan B	5,036	162	5,061	7	—	—	(7)	5,061
	First Lien - PIK Note A	3,032	137	2,959	133	—	—	(124)	2,968
	First Lien - PIK Note B	120	3	117	2	—	—	(2)	117
	Warrants	—	—	3,199	—	—	—	(182)	3,017
	9.25% Class A membership interest	—	—	3,063	—	—	—	(178)	2,885
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	625	7	—	625	—	—	—	625
	First Lien	5,182	98	4,780	—	(13)	—	(207)	4,560
	Second Lien	5,208	—	3,104	—	—	—	(1,437)	1,667
	208,333.3333 Series A Preferred units	—	—	—	—	—	—	—	—
	203,124.9999 Common units	—	—	—	—	—	—	—	—
Outerbox, LLC	Revolving Loan	—	1	—	(30)	—	—	30	—
	First Lien	10,800	60	—	10,640	—	—	—	10,640
	5,000 Class A common units	—	—	—	500	—	—	—	500
Roseland Management, LLC	Revolving Loan	575	16	575	2	—	—	(9)	568
	First Lien	14,089	336	14,125	15	(36)	—	(184)	13,920

Portfolio Company	Type of Investment (1)	June 30, 2022 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2022	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2022
	16,084 Class A Units	—	—	1,905	—	—	—	(422)	1,483
SIMR, LLC	First Lien	13,262	—	10,588	191	(164)	—	2,647	13,262
	First Lien - Incremental	191	—	—	191	—	—	—	191
	9,374,510.2 Class B Common Units	—	—	—	—	—	—	—	—
	904,903.31 Class W Units	—	—	—	—	—	—	—	—
Sonobi, Inc.	500,000 Class A Common units	—	—	2,960	—	—	—	(939)	2,021
Total Affiliate Investments		$136,228	$2,884	$131,879	$17,679	$(1,845)	$15	$(714)	$147,014
Total Control & Affiliate Investments		$136,228	$4,419	$189,482	$17,679	$(1,845)	$15	$(6,616)	$198,715

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

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” and other similar expressions identify forward-looking statements. These risks include risks related to changes in the markets in which the Company invests; changes in the financial and lending markets; interest rate volatility, including the decommissioning of LIBOR and rising interest rates; the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy; the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest; regulatory changes; tax treatment and general economic and business conditions; our ability to operate our wholly owned subsidiary, Capital Southwest SBIC I, LP, as a small business investment company; and uncertainties associated with the continued impact from the COVID-19 pandemic and new variants of COVID-19, including its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our ability and their ability to achieve their respective objectives, and the effects of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and in this Quarterly Report on Form 10-Q. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the three months ended June 30, 2022 and 2021, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 2.07% and 2.32%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2022 and March 31, 2022, our investment portfolio at fair value represented approximately 95.5% and 96.2% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — “Fair Value Measurements” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of June 30, 2022 and March 31, 2022 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2022, we had four investments on non-accrual status, which represent approximately 1.6% of our total investment portfolio's fair value and approximately 2.7% of its cost. As of March 31, 2022, we had three investments on non-accrual status, which represent approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and certain lenders. Many of these agreements include language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies and certain lenders to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company does not believe it will have a material impact on its consolidated financial statements or its disclosure and did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended June 30, 2022..

INVESTMENT PORTFOLIO COMPOSITION

The total value of our investment portfolio was $1,006.6 million as of June 30, 2022, as compared to $936.6 million as of March 31, 2022. As of June 30, 2022, we had investments in 76 portfolio companies with an aggregate cost of $1,019.5 million. As of March 31, 2022, we had investments in 73 portfolio companies with an aggregate cost of $938.3 million.

As of June 30, 2022 and March 31, 2022, approximately $845.5 million, or 97.7%, and $772.7 million, or 97.3%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% were subject to contractual minimum interest rates. As of both June 30, 2022 and March 31, 2022, the weighted average contractual minimum interest rate is 1.09% and 1.08%, respectively. As of June 30, 2022 and March 31, 2022, approximately $19.9 million, or 2.3%, and $21.1 million, or 2.7%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in portfolio companies as of June 30, 2022 and March 31, 2022 (excluding our investment in I-45 SLF LLC):

	June 30, 2022	March 31, 2022
	(dollars in thousands)
Number of portfolio companies (a)	75	72
Fair value	$954,939	$879,011
Cost	$943,496	$862,303
% of portfolio at fair value - debt	90.6%	90.3%
% of portfolio at fair value - equity	9.4%	9.7%
% of investments at fair value secured by first lien	85.4%	84.2%
Weighted average annual effective yield (b)	9.3%	9.3%
Weighted average EBITDA (c)	$20,405	$20,889
Weighted average leverage through CSWC security (d)	4.0x	4.0x

(a)At June 30, 2022 and March 31, 2022, we had equity ownership in approximately 58.7% and 56.9%, respectively, of our investments.
(b)The weighted-average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of June 30, 2022 and March 31, 2022, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of June 30, 2022, there were four investments on non-accrual status. As of March 31, 2022, there were three investments on non-accrual status. Weighted-average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the quarter ended June 30, 2022, six portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2022, three portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(d)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the quarter ended June 30, 2022, six portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2022, three portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of June 30, 2022 and March 31, 2022:

	As of June 30, 2022
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$87,092	10.1%
2	733,069	84.7
3	44,245	5.1
4	1,026	0.1
Total	$865,432	100.0%

	As of March 31, 2022
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$124,192	15.6%
2	632,675	79.7
3	36,648	4.6
4	319	0.1
Total	$793,834	100.0%

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

As of June 30, 2022, we had four debt investments on non-accrual status, which represent approximately 1.6% of our total investment portfolio's fair value and approximately 2.7% of its cost. As of March 31, 2022, we had three debt investments on non-accrual status, which represents approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost.

Investment Activity

During the three months ended June 30, 2022, we made new debt investments totaling $105.0 million, follow-on debt investments totaling $15.9 million, and equity investments totaling $3.3 million. We received contractual principal repayments totaling approximately $3.8 million and full prepayments of approximately $47.9 million. We funded $10.7 million on revolving loans and received $4.3 million in repayments on revolving loans. In addition, we received proceeds from sales of equity investments totaling $1.7 million.

During the three months ended June 30, 2021, we made new debt investments totaling $96.6 million, follow-on debt investments totaling $3.4 million, and equity investments totaling $3.8 million. We also funded $3.2 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $3.8 million. We funded $0.3 million on revolving loans and received $0.3 million in repayments on revolving loans. In addition, we received proceeds from sales of investments totaling $1.7 million.
Total portfolio investment activity for the three months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

Three months ended June 30, 2022	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$739,872	$52,645	$1,317	$85,177	$57,603	$936,614
New investments	131,639	—	—	3,317	—	134,956
Proceeds from sales of investments	—	—	—	(1,749)	—	(1,749)
Principal repayments received	(55,937)	(71)	—	—	—	(56,008)
PIK interest earned	623	139	48	—	—	810
Accretion of loan discounts	786	62	—	—	—	848
Realized (loss) gain	1,087	—	—	1,249	—	2,336
Unrealized gain (loss)	(2,633)	(4,145)	—	1,513	(5,902)	(11,167)
Fair value, end of period	$815,437	$48,630	$1,365	$89,507	$51,701	$1,006,640
Weighted average yield on debt investments at end of period						9.31%
Weighted average yield on total investments at end of period						9.11%

Three months ended June 30, 2021	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$524,161	$36,919	$11,534	$58,660	$57,158	$688,432
New investments	84,889	15,435	—	3,761	3,200	107,285
Proceeds from sales of investments	—	(53,000)	—	(1,632)	—	(1,685)
Principal repayments received	(4,045)	(63)	—	—	—	(4,108)
PIK interest earned	917	433	411	—	—	1,761
Accretion of loan discounts	633	47	8	—	—	688
Realized gain	20	(2,323)	—	1,091	—	(1,212)
Unrealized gain (loss)	(416)	2,614	136	4,238	914	7,486
Fair value, end of period	$606,159	$53,009	$12,089	$66,118	$61,272	$798,647
Weighted average yield on debt investments at end of period						10.04%
Weighted average yield on total investments at end of period						10.12%

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

Comparison of three months ended June 30, 2022 and June 30, 2021

	Three Months Ended
	June 30,		Net Change
	2022	2021	Amount	%
	(in thousands)
Total investment income	$22,543	$18,579	$3,964	21.3%
Interest expense	(5,484)	(4,955)	(529)	10.7%
Other operating expenses	(4,429)	(4,185)	(244)	5.8%
Income before taxes	12,630	9,439	3,191	33.8%
Income tax provision	192	396	(204)	(51.5)%
Net investment income	12,438	9,043	3,395	37.5%
Net realized gain (loss) on investments, net of tax	2,320	(952)	3,272	343.7%
Net unrealized (depreciation) appreciation on investments, net of tax	(12,248)	7,051	(19,299)	(273.7)%
Net increase in net assets from operations	$2,510	$15,142	$(12,632)	(83.4)%

Investment Income

Total investment income consisted of interest income, dividend income, fee income and other income for each applicable period. For the three months ended June 30, 2022, we reported investment income of $22.5 million, a $4.0 million, or 21.3%, increase as compared to the three months ended June 30, 2021. The increase was primarily due to a $3.3 million increase in interest income generated from our debt investments due to a 29.8% increase in the cost basis of debt investments held by us from $678.5 million to $880.6 million year-over-year and an increase of $1.1 million in fee income, partially offset by a decrease of $0.5 million in dividend income due to a decrease in dividend income received from I-45 SLF LLC in the current quarter.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended June 30, 2022, our total interest expense was $5.5 million, an increase of $0.5 million, as compared to the total interest expense of $5.0 million for the three months ended June 30, 2021. The increase was primarily attributable to an increase in average borrowings outstanding, partially offset by a decrease in the weighted average interest rate on our total debt from 4.16% to 3.51% for the three months ended June 30, 2021 and June 30, 2022, respectively. This decrease in the weighted average interest rate was primarily due to the redemption of the $140 million in aggregate principal amount of the October 2024 Notes, which had an interest rate of 5.375%, and the issuance of the $150 million in aggregate principal amount of the October 2026 Notes, which have an interest rate of 3.375%.

Salaries, General and Administrative Expenses

For the three months ended June 30, 2022, our total employee compensation expense (including both cash and share-based compensation) decreased by $0.1 million, or 5.8%, as compared to the total employee compensation expense for the three months ended June 30, 2021. For the three months ended June 30, 2022, our total general and administrative expense was $2.1 million, an increase of $0.4 million or 23.2%, as compared to the total general and administrative expense of $1.7 million for the three months ended June 30, 2021. The increase was primarily due to an increase in professional fees incurred in connection with the compensation consultant engaged by the Compensation Committee, as well as an increase in audit fees.

Net Investment Income

For the three months ended June 30, 2022, income before taxes increased by $3.2 million, or 33.8%. Net investment income increased from the prior year period by $3.4 million, or 37.5%, to $12.4 million as a result of a $4.0 million increase in total investment income and a $0.2 million decrease in income tax provision, partially offset by a $0.5 million increase in interest expense.

Net Realized and Unrealized Gains (Losses) on Investments

During the three months ended June 30, 2022, we recognized net realized and unrealized losses totaling $9.9 million, which primarily consisted of net realized and unrealized losses on debt investments of $5.5 million and on I-45 SLF LLC of $5.9 million, partially offset by gains on equity investments of $2.8 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded an income tax provision related to realized gains on investments of $0.2 million and net unrealized depreciation related to deferred tax of $1.1 million associated with the Taxable Subsidiary.

During the three months ended June 30, 2021, we recognized net realized and unrealized gains totaling $6.1 million, which primarily consisted of net realized and unrealized gains on equity investments of $5.3 million, I-45 SLF LLC of $0.9 million and debt investments of $0.3 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.4 million.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from cash flows from operations, the net proceeds of public offerings of debt and equity securities, advances from the Credit Facility and our continued access to the debentures guaranteed by the Small Business Administration (the "SBA Debentures"). Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months. We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our Credit Facility and future issuances of debt and equity on terms we believe are favorable to the Company and our shareholders (including the Equity ATM Program, as described below). Our primary uses of funds will be investments in portfolio companies and operating expenses. Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. As the impact of COVID-19 continues to evolve, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This "Financial Liquidity and Capital Resources" section should be read in conjunction with "Recent COVID-19 Developments" above, as well as with the notes of our consolidated financial statements.

Cash Flows

For the three months ended June 30, 2022, we experienced a net increase in cash and cash equivalents in the amount of $7.3 million. During the foregoing period, our operating activities used $69.8 million in cash, consisting primarily of new portfolio investments of $135.0 million, partially offset by $54.9 million from sales and repayments received from debt investments in portfolio companies and $1.7 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $77.3 million, consisting primarily of net proceeds from the Equity ATM Program of $46.1 million, net proceeds from the issuance of SBA debentures of $39.0 million and net borrowings on our Credit Facility of $10.0 million, partially offset by cash dividends paid in the amount of $16.6 million. At June 30, 2022, the Company had cash and cash equivalents of approximately $18.8 million.

For the three months ended June 30, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $15.1 million. During that period, our operating activities used $100.3 million in cash, consisting primarily of new portfolio investments of $107.3 million, partially offset by $4.1 million from sales and repayments received from debt investments in portfolio companies and $1.6 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities increased cash by $85.2 million, consisting primarily of net borrowings on our Credit Facility of $70.0 million and net proceeds from the Equity ATM Program of $27.7 million, partially offset by cash dividends paid in the amount of $11.5 million. At June 30, 2021, the Company had cash and cash equivalents of approximately $16.5 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of June 30, 2022, the Company’s asset coverage was 206%.

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

On May 11, 2022, CSWC entered into Amendment No. 2 (the "Amendment") to the Credit Agreement. The Amendment changed the benchmark interest rate from LIBOR to Adjusted Term SOFR. In addition, CSWC entered into an Incremental Commitment Agreement, pursuant to which the total commitments under the Credit Agreement increased from $335 million to $380 million. The Credit Facility contains an accordion feature that allows CSWC to increase the total commitments under the Credit Facility up to $400 million from new and existing lenders on the same terms and conditions as the existing commitments.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of June 30, 2022, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At June 30, 2022, CSWC had $215.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $1.9 million for the three months ended June 30, 2022. For the three months ended June 30, 2021, CSWC recognized interest expense of $1.4 million. The weighted average interest rate on the Credit Facility was 3.16% for the three months ended June 30, 2022. For the three months ended June 30, 2021, the weighted average interest rate on the Credit Facility was 2.71%. Average borrowings for the three months ended June 30, 2022 were $182.9 million. For the three months ended June 30, 2021, average borrowings were $137.3 million. As of June 30, 2022, CSWC was in compliance with all financial covenants under the Credit Facility.

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

For the three months ended June 30, 2021, the Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $1.8 million. For the three months ended June 30, 2021, average borrowings were $125.0 million. The October 2024 Notes had a weighted average effective yield of 5.375%.

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

As of June 30, 2022, the carrying amount of the January 2026 Notes was $138.8 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of June 30, 2022, the fair value of the January 2026 Notes was $127.7 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million for the three months ended June 30, 2022. For the three months ended June 30, 2021, the Company recognized interest expense of $1.7 million. For both the three months ended June 30, 2022 and 2021, average borrowings were $140.0 million.

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

As of June 30, 2022, the carrying amount of the October 2026 Notes was $146.7 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of June 30, 2022, the fair value of the October 2026 Notes was $137.2 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $1.4 million for the three ended June 30, 2022. For the three months ended June 30, 2022, average borrowings were $150.0 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. As of June 30, 2022, SBIC I had regulatory capital of $65.0 million and all approved SBA Debenture commitments have been utilized. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations.

As of June 30, 2022, the carrying amount of SBA Debentures was $77.5 million on an aggregate principal amount of $80.0 million. As of June 30, 2022, the fair value of the SBA Debentures was $77.1 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC Topic 820. The Company recognized interest expense and related fees related to SBA Debentures of $0.4 million for the three months ended June 30, 2022. The weighted average interest rate on the SBA Debentures was 2.50% for the three months ended June 30, 2022. For the three months ended June 30, 2022, average borrowings were $51.6 million.

As of June 30, 2022, the Company's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	June 30, 2022
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
(2)	(2)	(2)	40,000
			$80,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $40.0 million in SBA Debentures that will pool in September 2022. Until the pooling date, the SBA Debentures bear interest at a fixed rate with a weighted average interim interest rate of 2.17%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

Equity Capital Activities

On July 28, 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2022, the Company did not repurchase any shares under the share repurchase program.

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

During the three months ended June 30, 2022, the Company sold 2,262,852 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.66 per share, raising $46.8 million of gross proceeds. Net proceeds were $46.1 million after commissions to the sales agents on shares sold. During the three months ended June 30, 2021, the Company sold 1,077,309 shares of its common stock under the Equity ATM Program at a weighted-average price of $26.10 per share, raising $28.1 million of gross proceeds. Net proceeds were $27.7 million after commissions to the sales agents on shares sold. Of these proceeds, $3.5 million remained receivable and is included in Other Receivables in the Consolidated Statement of Assets and Liabilities as of June 30, 2022.

Cumulative to date, the Company has sold 10,440,512 shares of its common stock under the Equity ATM Program at a weighted-average price of $22.05, raising $230.2 million of gross proceeds. Net proceeds were $226.3 million after commissions to the sales agents on shares sold. As of June 30, 2022, the Company has $19.8 million available under the Equity ATM Program.

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of June 30, 2022.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$4,429	$267	$827	$868	$2,467
Credit Facility (1)	243,308	6,888	13,796	222,624	—
January 2026 Notes (2)	165,200	6,300	12,600	146,300	—
October 2026 Notes (2)	172,781	5,062	10,125	157,594	—
	$585,718	$18,517	$37,348	$527,386	$2,467

(1)Amounts include interest payments calculated at an average rate of 3.16% of outstanding Credit Facility borrowings, which were $215.0 million as of June 30, 2022.
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

At June 30, 2022 and March 31, 2022, we had a total of approximately $125.3 million and $134.3 million, respectively, in currently unfunded commitments (as discussed in Note 10 to the Consolidated Financial Statements). As of June 30, 2022, the total unfunded commitments included were commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2022, we had $4.0 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.3 million expire in August 2022, $0.4 million expire in February 2023, $0.2 million expire in April 2023, and $3.1 million expire in May 2023. As of June 30, 2022, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of June 30, 2022, the Company had cash and cash equivalents of $18.8 million and $161.3 million in available borrowings under the Credit Facility.

RECENT DEVELOPMENTS

On July 27, 2022, the Board of Directors declared a quarterly dividend of $0.50 per share for the quarter ended September 30, 2022. The record date for the dividend is September 15, 2022. They payment date for the dividend is September 30, 2022.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk. Market risk includes risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including the impact of COVID-19 and any new variants of COVID-19; overall market changes, including an increase in market volatility due to COVID-19; legislative reform; local, regional, national or global political, social or economic instability; and interest rate volatility, including the decommissioning of LIBOR and rising interest rates.

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent our debt investments include floating interest rates. A large portion of our portfolio is comprised of floating rate investments that utilize LIBOR or an alternative rate. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our gross investment income as indicated below. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and, since then, has raised interest rates by an additional 1.75% and indicated that it would raise rates at each of the remaining meetings in 2022. See “Risk Factors — Changes in interest rates may affect our cost of capital the value of investments and net investment income,” “Risk Factors — The interest rates of our loans to our portfolio companies, any LIBOR-linked securities, and other financial obligations that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR” and “Risk Factors — The interest rates of our loans to our portfolio companies, any LIBOR-linked securities, and other financial obligations that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for more information.

Our interest expenses will also be affected by changes in the published LIBOR rate in connection with our Credit Facility. The interest rates on the October 2026 Notes, the January 2026 Notes and SBA Debentures are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2022, we were not a party to any hedging arrangements.

As of June 30, 2022, approximately 97.7% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Based on interest rates as of June 30, 2022, a hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $6.8 million, or $0.25 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could decrease our net investment income by a maximum of $6.4 million, or $0.23 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of June 30, 2022.

During the three months ended June 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.    Risk Factors

Investing in our common stock involves a number of significant risks. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 that we filed with the SEC on May 24, 2022.

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

On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company shall cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2022, the Company did not repurchase any shares under the share repurchase program.

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
4.5
Fourth Supplemental Indenture, dated as of August 27, 2021, relating to the 3.375% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 27, 2021).

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

CAPITAL SOUTHWEST CORPORATION

August 2, 2022	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

August 2, 2022	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer