Form 10-Q
period 2022-12-31
CAPITAL SOUTHWEST CORP
filed 2023-01-31
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

34,559,034 shares of Common Stock, $0.25 value per share, as of January 27, 2023.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	December 31,	March 31,
	2022	2022
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $907,535 and $721,392, respectively)	$929,089	$747,132
Affiliate investments (Cost: $176,177 and $140,911, respectively)	173,332	131,879
Control investments (Cost: $76,000 and $76,000, respectively)	47,625	57,603
Total investments (Cost: $1,159,712 and $938,303, respectively)	1,150,046	936,614
Cash and cash equivalents	21,686	11,431
Receivables:
Dividends and interest	16,352	12,106
Escrow	362	1,344
Other	3,203	2,238
Income tax receivable	238	158
Debt issuance costs (net of accumulated amortization of $5,364 and $4,573, respectively)	3,996	4,038
Other assets	6,274	6,028
Total assets	$1,202,157	$973,957

Liabilities
SBA Debentures (Par value: $104,000 and $40,000, respectively)	$100,582	$38,352
January 2026 Notes (Par value: $140,000 and $140,000, respectively)	138,967	138,714
October 2026 Notes (Par value: $150,000 and $150,000, respectively)	147,078	146,522
Credit facility	225,000	205,000
Other liabilities	14,568	14,808
Accrued restoration plan liability	2,639	2,707
Income tax payable	409	1,240
Deferred tax liability	11,427	5,747
Total liabilities	640,670	553,090

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 36,898,546 shares at December 31, 2022 and 27,298,032 shares at March 31, 2022	9,225	6,825
Additional paid-in capital	616,590	448,235
Total distributable (loss) earnings	(40,391)	(10,256)
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	561,487	420,867
Total liabilities and net assets	$1,202,157	$973,957
Net asset value per share (34,559,034 shares outstanding at December 31, 2022 and 24,958,520 shares outstanding at March 31, 2022)	$16.25	$16.86

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Investment income:
Interest income:
Non-control/Non-affiliate investments	$24,411	$14,805	$59,791	$42,873
Affiliate investments	3,228	2,116	8,227	4,774
Payment-in-kind interest income:
Non-control/Non-affiliate investments	830	614	1,796	1,717
Affiliate investments	671	200	1,776	951
Dividend income:
Non-control/Non-affiliate investments	478	—	1,555	1,570
Affiliate investments	—	9	101	9
Control investments	1,904	1,705	5,439	4,862
Fee income:
Non-control/Non-affiliate investments	1,067	2,591	2,924	4,005
Affiliate investments	110	267	362	413
Control investments	25	—	75	—
Other income	42	4	62	12
Total investment income	32,766	22,311	82,108	61,186
Operating expenses:
Compensation	3,381	3,353	7,177	7,083
Share-based compensation	992	849	2,873	2,848
Interest	7,937	4,655	20,050	15,015
Professional fees	666	607	2,325	1,956
General and administrative	1,111	1,010	3,396	2,968
Total operating expenses	14,087	10,474	35,821	29,870
Income before taxes	18,679	11,837	46,287	31,316
Federal income, excise and other taxes	217	68	468	283
Deferred taxes	(963)	(130)	(488)	365
Total income tax (benefit) provision	(746)	(62)	(20)	648
Net investment income	$19,425	$11,899	$46,307	$30,668
Realized (loss) gain
Non-control/Non-affiliate investments	$(6,267)	$4,017	$(6,114)	$6,561
Affiliate investments	(4,724)	140	(11,027)	140
Income tax (provision) benefit	(95)	(1,442)	(260)	(1,442)
Total net realized (loss) gain on investments, net of tax	(11,086)	2,715	(17,401)	5,259
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(2,244)	3,165	(4,186)	12,558
Affiliate investments	3,563	(3,849)	6,187	(4,700)
Control investments	(3,272)	(2,049)	(9,978)	(2,769)
Income tax (provision) benefit	(3,437)	679	(6,012)	(783)
Total net unrealized (depreciation) appreciation on investments, net of tax	(5,390)	(2,054)	(13,989)	4,306
Net realized and unrealized (losses) gains on investments	(16,476)	661	(31,390)	9,565
Realized loss on extinguishment of debt	—	—	—	(17,087)
Net increase (decrease) in net assets from operations	$2,949	$12,560	$14,917	$23,146

Pre-tax net investment income per share - basic and diluted	$0.60	$0.51	$1.64	$1.40
Net investment income per share – basic and diluted	$0.62	$0.51	$1.64	$1.37
Net increase (decrease) in net assets from operations – basic and diluted	$0.09	$0.54	$0.53	$1.03
Weighted average shares outstanding – basic and diluted	31,381,360	23,432,522	28,304,309	22,393,935

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

	2022	2021

Net assets, March 31	$420,867	$336,251
Operations:
Net investment income	12,438	9,043
Net realized gain (loss) on investments	2,320	(952)
Net unrealized (depreciation) appreciation on investments, net of tax	(12,248)	7,051
Net increase in net assets from operations	2,510	15,142
Dividends to shareholders ($0.63 and $0.53 per share, respectively)	(16,615)	(11,528)
Capital share transactions:
Change in restoration plan liability	8	9
Issuance of common stock	46,035	27,686
Share-based compensation expense	821	1,076
Common stock withheld for payroll taxes upon vesting of restricted stock	(641)	(541)
Increase in net assets	32,118	31,844
Net assets, June 30	452,985	368,095
Operations:
Net investment income	14,444	9,726
Net realized (loss) gain on investments, net of tax	(8,635)	3,496
Net unrealized appreciation (depreciation) on investments, net of tax	3,649	(691)
Realized loss on extinguishment of debt	—	(17,087)
Net increase (decrease) in net assets from operations	9,458	(4,556)
Dividends to shareholders ($0.50 and $0.54 per share, respectively)	(14,287)	(12,401)
Capital share transactions:
Change in restoration plan liability	8	9
Issuance of common stock	26,500	29,880
Share-based compensation expense	1,060	923
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(5)
Increase in net assets	22,739	13,850
Net assets, September 30	$475,724	$381,945
Operations:
Net investment income	19,425	11,899
Net realized (loss) gain on investments, net of tax	(11,086)	2,715
Net unrealized (depreciation) appreciation on investments, net of tax	(5,390)	(2,054)
Net increase in net assets from operations	2,949	12,560
Dividends to shareholders ($0.57 and $0.97 per share, respectively)	(19,275)	(22,917)
Capital share transactions:
Change in restoration plan liability	8	9
Issuance of common stock	101,469	15,754
Share-based compensation expense	992	849
Common stock withheld for payroll taxes upon vesting of restricted stock	(380)	(863)
Increase in net assets	85,763	5,392
Net assets, December 31	$561,487	$387,337
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	December 31,
	2022	2021
Cash flows from operating activities
Net increase in net assets from operations	$14,917	$23,146
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(343,402)	(410,066)
Proceeds from sales and repayments of debt investments in portfolio companies	106,649	221,462
Proceeds from sales and return of capital of equity investments in portfolio companies	2,664	11,881
Payment of accreted original issue discounts	1,444	3,133
Payment of accrued payment-in-kind interest	1,313	2,064
Depreciation and amortization	2,002	1,628
Net pension benefit	(43)	(99)
Realized loss on extinguishment of debt	—	17,103
Realized loss (gain) on investments before income tax	17,348	(6,058)
Net unrealized depreciation (appreciation) on investments before income tax	7,977	(5,089)
Accretion of discounts on investments	(2,873)	(2,177)
Payment-in-kind interest	(3,891)	(3,550)
Share-based compensation expense	2,873	2,848
Deferred income taxes	5,680	1,149
Changes in other assets and liabilities:
(Increase) decrease in dividend and interest receivable	(4,725)	1,601
Decrease (increase) in escrow receivables	756	(159)
(Increase) decrease in tax receivable	(79)	121
Increase in other receivables	(965)	(104)
Increase in other assets	(266)	(1,152)
(Decrease) increase in taxes payable	(831)	1,477
(Decrease) increase in other liabilities	(196)	1,738
Net cash used in operating activities	(193,648)	(139,103)
Cash flows from investing activities
Acquisition of fixed assets	(159)	—
Net cash used in investing activities	(159)	—
Cash flows from financing activities
Proceeds from common stock offering	174,169	73,346
Equity offering costs paid	(102)	—
Borrowings under credit facility	140,000	295,000
Repayments of credit facility	(120,000)	(225,000)
Debt issuance costs paid	(1,248)	(3,445)
Proceeds from issuance of SBA Debentures	62,442	28,294
Proceeds from issuance of October 2026 Notes	—	146,414
Redemption of October 2024 Notes	—	(125,000)
Payment for debt extinguishment costs	—	(15,196)
Dividends to shareholders	(50,177)	(46,847)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,022)	(1,408)
Net cash provided by financing activities	204,062	126,158
Net increase (decrease) in cash and cash equivalents	10,255	(12,945)
Cash and cash equivalents at beginning of period	11,431	31,613
Cash and cash equivalents at end of period	$21,686	$18,668
Supplemental cash flow disclosures:
Cash paid for income taxes	$1,481	$150
Cash paid for interest	15,937	13,744

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
360 QUOTE TOPCO, LLC	Revolving Loan	Media & marketing	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.24%	6/16/2022	6/16/2027	$3,250	$3,207	$3,162
	First Lien[19]		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.24%	6/16/2022	6/16/2027	25,000	24,658	24,325
							27,865	27,487
AAC NEW HOLDCO INC.	First Lien	Healthcare services	18.00% PIK	12/11/2020	6/25/2025	9,749	9,749	9,603
	374,543 shares common stock		—	12/11/2020	—	—	1,785	715
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	881
							13,732	11,199
ACACIA BUYERCO V LLC	Revolver Loan[10]	Software & IT services	SOFR+6.50% (Floor 1.00%)	11/25/2022	11/26/2027	—	(39)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.12%	11/25/2022	11/26/2027	5,000	4,902	4,902
	Delayed Draw Term Loan[10]		SOFR+6.50% (Floor 1.00%)	11/25/2022	11/26/2027	—	(98)	—
	1,000,000 Class B-2 Units[9,13]		—	11/25/2022	—	—	1,000	1,000
							5,765	5,902
ACCELERATION, LLC	Revolving Loan[10]	Media & marketing	SOFR+8.50% (Floor 1.00%)	6/13/2022	6/14/2027	—	(89)	—
	First Lien - Term Loan A		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 11.32%	6/13/2022	6/14/2027	9,263	9,094	9,097
	First Lien - Term Loan B		SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 12.32%	6/13/2022	6/14/2027	9,263	9,093	9,097
	First Lien - Term Loan C		SOFR+9.50% (Floor 1.00%)/Q, Current Coupon 13.32%	6/13/2022	6/14/2027	9,263	9,094	9,097
	Delayed Draw Term Loan[10]		SOFR+8.50% (Floor 1.00%)	6/13/2022	6/14/2027	—	(44)	—
	13,451.22 Preferred Units[9,13]		—	6/13/2022	—	—	893	1,273
	1,611.22 Common Units[9,13]		—	6/13/2022	—	—	107	152
							28,148	28,716

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ACCELERATION PARTNERS, LLC	First Lien[8]	Media & marketing	SOFR+8.17% (Floor 1.00%)/Q, Current Coupon 12.08%	12/1/2020	12/1/2025	19,550	19,133	19,550
	1,000 Preferred Units[9,13]		—	12/1/2020	—	—	1,000	1,414
	1,000 Class A Common Units[9,13]		—	12/1/2020	—	—	—	—
							20,133	20,964
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	SOFR+12.00% (Floor 2.00%)/Q, Current Coupon 16.85%	12/13/2018	12/13/2023	7,760	7,722	6,961
ALLIANCE SPORTS GROUP, L.P.	Unsecured convertible Note	Consumer products & retail	6.00% PIK	7/15/2020	9/30/2024	173	173	271
	3.88% membership preferred interest		—	8/1/2017	—	—	2,500	3,173
							2,673	3,444
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	Food, agriculture and beverage	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 10.46%	3/11/2022	4/10/2026	12,357	12,305	12,356
	First Lien - Term Loan B		SOFR+8.75% (Floor 1.00%)/Q, Current Coupon 12.46%	3/11/2022	4/10/2026	12,357	12,305	10,973
	3,000,000 units of Class A common stock[9,13]		—	4/10/2018	—	—	3,000	2,333
							27,610	25,662
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	Revolving Loan[10,16]	Telecommunications	P+5.50%/Q (Floor 2.00%), Current Coupon 9.00%	9/17/2021	1/31/2023	868	860	49
	First Lien[16]		P+5.50%/Q (Floor 2.00%), Current Coupon 9.00%	9/21/2016	6/8/2023	4,899	4,858	274
							5,718	323
AMWARE FULFILLMENT LLC	First Lien	Distribution	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 12.82%	7/29/2016	7/15/2024	17,098	17,095	17,098
ARBORWORKS, LLC	Revolving Loan[10]	Environmental services	L+9.00% (Floor 1.00%)/Q, Current Coupon 13.41%	11/17/2021	11/9/2026	2,000	1,953	1,640
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 13.56%	11/17/2021	11/9/2026	12,708	12,502	10,420
	100 Class A Units[9,13]		—	11/17/2021	—	—	100	—
							14,555	12,060

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572 Common Units[9,13]	Healthcare services	—	8/31/2018	—	—	1,026	847
ATS OPERATING, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+6.50% (Floor 1.00%)	1/18/2022	1/18/2027	—	(40)	—
	First Lien - Term Loan A		SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 9.32%	1/18/2022	1/18/2027	9,250	9,096	9,102
	First Lien - Term Loan B		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 11.32%	1/18/2022	1/18/2027	9,250	9,094	9,102
	1,000,000 Preferred units[9,13]		—	1/18/2022	—	—	1,000	1,000
							19,150	19,204
BINSWANGER HOLDING CORP.	900,000 shares of common stock	Distribution	—	3/9/2017	—	—	900	123
BROAD SKY NETWORKS LLC (DBA EPIC IO TECHNOLOGIES)	1,131,579 Series A Preferred units[9,13]	Telecommunications	—	12/11/2020	—	—	1,132	1,779
	89,335 Series C Preferred units[9,13]		—	10/21/2022	—	—	89	—
							1,221	1,779
CADMIUM, LLC	Revolving Loan	Software & IT services	L+7.00% (Floor 1.00%)/Q, Current Coupon 11.73%	1/7/2022	12/22/2026	615	611	594
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 11.73%	1/7/2022	12/22/2026	7,385	7,323	7,134
							7,934	7,728
CAMIN CARGO CONTROL, INC.	First Lien	Energy services (midstream)	L+6.50% (Floor 1.00%)/M, Current Coupon 10.88%	6/2/2021	6/4/2026	5,707	5,665	5,707
CRAFTY APES, LLC	First Lien[8]	Media & marketing	SOFR+6.97% (Floor 1.00%)/Q, Current Coupon 11.73%	6/9/2021	11/1/2024	15,000	14,898	15,000
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	Transportation & logistics	L+8.00% (Floor 1.00%)/M, Current Coupon 12.73%	11/9/2021	8/26/2026	8,594	8,523	8,594

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
EXACT BORROWER, LLC	Revolving Loan[10]	Media & marketing	SOFR+8.00% (Floor 2.00%)	12/7/2022	8/6/2027	—	(49)	—
	First Lien - Term Loan A		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.60%	12/7/2022	8/6/2027	9,450	9,263	9,263
	First Lien - Term Loan B		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.60%	12/7/2022	8/6/2027	9,450	9,263	9,263
	Delayed Draw Term Loan[10]		SOFR+8.00% (Floor 2.00%)	12/7/2022	8/6/2027	—	(25)	—
	Promissory Note		13.574%	12/7/2022	12/6/2028	385	385	385
	615.156 Common units			12/7/2022	—	—	615	615
							19,452	19,526
FLIP ELECTRONICS, LLC	First Lien	Technology products & components	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.08%	1/4/2021	1/2/2026	31,845	31,167	31,846
	Delayed Draw Term Loan		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 11.46%	3/24/2022	1/2/2026	2,818	2,773	2,818
	2,000,000 Common Units[9,11,13]		—	1/4/2021	—	—	2,000	17,678
							35,940	52,342
FM SYLVAN, INC.	Revolving Loan[10]	Industrial services	SOFR+8.00% (Floor 1.00%)	11/8/2022	11/8/2027	—	(194)	—
	First Lien		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.47%	11/8/2022	11/8/2027	15,000	14,707	14,707
							14,513	14,707
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien	Food, agriculture & beverage	L+6.50% (Floor 1.00%)/Q, Current Coupon 10.24%	6/1/2021	6/1/2026	7,030	6,902	7,030
	75,000 Class A Units[9,13]		—	6/1/2021	—	—	750	743
							7,652	7,773
GAINS INTERMEDIATE, LLC	Revolving Loan[10]	Business services	SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(50)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.29%	12/15/2022	12/15/2027	7,500	7,351	7,351
	First Lien - Term Loan B		SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.29%	12/15/2022	12/15/2027	7,500	7,351	7,351
	Delayed Draw Term Loan[10]		SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(168)	—
							14,484	14,702

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GULF PACIFIC ACQUISITION, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.42%	9/30/2022	9/29/2028	252	233	247
	First Lien		SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.73%	9/30/2022	9/29/2028	3,652	3,581	3,579
	Delayed Draw Term Loan[10]		SOFR+6.00% (Floor 1.00%)	9/30/2022	9/29/2028	—	(15)	—
							3,799	3,826
HYBRID APPAREL, LLC	Second Lien[15]	Consumer products & retail	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 12.07%	6/30/2021	6/30/2026	15,750	15,514	13,592
INFOLINKS MEDIA BUYCO, LLC	First Lien	Media & marketing	L+5.50% (Floor 1.00%)/Q, Current Coupon 10.23%	11/1/2021	10/30/2026	7,673	7,549	7,673
	Delayed Draw Term Loan[10]		L+5.50% (Floor 1.00%)	11/1/2021	10/30/2026	—	(17)	—
	1.68% LP interest[9,10,11,13]		—	10/29/2021	—	—	588	944
							8,120	8,617
ISI ENTERPRISES, LLC	Revolving Loan[10]	Software & IT services	L+7.00% (Floor 1.00%)/Q, Current Coupon 10.74%	10/1/2021	10/1/2026	800	770	800
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 10.74%	10/1/2021	10/1/2026	5,000	4,921	5,000
	1,000,000 Series A Preferred units		—	10/1/2021	—	—	1,000	1,000
							6,691	6,800
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 10.88%	2/28/2019	2/28/2024	6,246	6,227	6,246
KMS, INC.[15]	First Lien	Distribution	L+7.25% (Floor 1.00%)/Q, Current Coupon 12.00%	10/4/2021	10/2/2026	15,840	15,715	14,779
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)/Q, Current Coupon 12.00%	10/4/2021	10/2/2026	2,251	2,194	2,100
							17,909	16,879
LASH OPCO, LLC	Revolving Loan[10]	Consumer products & retail	L+7.00% (Floor 1.00%)/S, Current Coupon 11.57%	12/29/2021	9/18/2025	233	225	228
	First Lien		L+7.00% (Floor 1.00%)/S, Current Coupon 11.17%	12/29/2021	3/18/2026	10,558	10,331	10,305
							10,556	10,533

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LGM PHARMA, LLC	First Lien	Healthcare products	L+8.50% (Floor 1.00%), 1.00% PIK/Q, Current Coupon 13.62%	11/15/2017	11/15/2023	11,478	11,427	11,236
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%), 1.00% PIK/Q, Current Coupon 15.12%	7/24/2020	11/15/2023	2,501	2,487	2,501
	Unsecured convertible note[9,13]		25.00% PIK	12/21/2021	12/31/2024	106	106	106
	142,278.89 units of Class A common stock[9,13]		—	11/15/2017	—	—	1,600	1,158
							15,620	15,001
LIGHTNING INTERMEDIATE II, LLC (DBA VIMERGY)	Revolving Loan[10]	Healthcare products	SOFR+6.50% (Floor 1.00%)	6/6/2022	6/7/2027	—	(32)	—
	First Lien		SOFR+6.50% (Floor 1.00%)/S, Current Coupon 11.54%	6/6/2022	6/7/2027	22,859	22,442	22,447
	0.88% LLC interest[9,13]		—	6/6/2022	—	—	600	416
							23,010	22,863
LLFLEX, LLC	First Lien[15]	Containers & packaging	L+9.00% (Floor 1.00%)/Q, Current Coupon 12.74%	8/16/2021	8/14/2026	10,863	10,672	10,537
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor 0.75%)/S, Current Coupon 11.76%	3/15/2021	3/13/2026	1,604	1,580	1,583
	First Lien		L+7.25% (Floor 0.75%)/Q, Current Coupon 11.09%	3/15/2021	3/13/2026	7,919	7,810	7,816
							9,390	9,399
MERCURY ACQUISITION 2021, LLC (DBA TELE-TOWN HALL)	First Lien	Telecommunications	L+8.00% (Floor 1.00%)/Q, Current Coupon 11.74%	12/6/2021	12/7/2026	12,375	12,170	11,979
	Second Lien		L+11.00% (Floor 1.00%)/Q, Current Coupon 14.74%	12/6/2021	12/7/2026	2,767	2,721	2,678
	2,089,599 Series A units[9,13]		—	12/6/2021	—	—	—	1,017
							14,891	15,674
MICROBE FORMULAS LLC	Revolving Loan[10]	Healthcare products	SOFR+6.25% (Floor 1.00%)	4/4/2022	4/3/2028	—	(28)	—
	First Lien		SOFR+6.25% (Floor 1.00%)/M, Current Coupon 10.67%	4/4/2022	4/3/2028	11,781	11,569	11,663
							11,541	11,663

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MUENSTER MILLING COMPANY, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+6.75% (Floor 1.00%)	8/10/2021	8/10/2026	—	(72)	—
	First Lien		SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 11.43%	8/10/2021	8/10/2026	21,800	21,438	21,800
	1,000,000 Class A units[9,13]		—	12/15/2022	—	—	1,000	1,000
							22,366	22,800
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	Consumer services	L+6.50% (Floor 1.00%)/Q, Current Coupon 10.24%	12/23/2021	12/23/2026	9,716	9,555	9,716
	First Lien - Term Loan B		L+7.50% (Floor 1.00%)/Q, Current Coupon 11.24%	12/23/2021	12/23/2026	9,716	9,555	9,580
	191,049.33 Class A-3 Preferred units[9,11,13]		—	3/17/2022	—	—	2,000	2,000
							21,110	21,296
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan[10]	Healthcare services	L+8.00% (Floor 1.00%)/Q, Current Coupon 11.74%	5/14/2021	5/14/2026	4,400	4,333	3,740
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 11.74%	5/14/2021	5/14/2026	14,993	14,774	12,744
							19,107	16,484
NEW SKINNY MIXES, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(79)	—
	First Lien		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.71%	12/21/2022	12/21/2027	13,000	12,741	12,741
	Delayed Draw Term Loan[10]		SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(30)	—
							12,632	12,741
NINJATRADER, INC.	Revolving Loan[10]	Financial services	L+6.25% (Floor 1.00%)	12/18/2019	12/18/2024	—	(3)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 9.99%	12/18/2019	12/18/2024	23,150	22,826	23,034
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	12/31/2020	12/18/2024	—	(32)	—
	2,000,000 Preferred Units[9,11,13]		—	12/18/2019	—	—	2,000	11,138
							24,791	34,172

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NWN PARENT HOLDINGS, LLC	Revolving Loan[10]	Software & IT services	L+8.00% (Floor 1.00%)/Q, Current Coupon 12.32%	5/7/2021	5/7/2026	810	786	779
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 12.56%	5/7/2021	5/7/2026	12,755	12,573	12,270
							13,359	13,049
OPCO BORROWER, LLC (DBA GIVING HOME HEALTH CARE)	Revolving Loan[10]	Healthcare services	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 10.87%	8/19/2022	8/19/2027	167	159	167
	First Lien		SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.18%	8/19/2022	8/19/2027	9,109	9,024	9,109
	Second Lien		12.50%	8/19/2022	2/19/2028	3,000	2,747	2,910
	Warrants (Expiration - August 19, 2029)		—	8/19/2022	—	—	207	207
							12,137	12,393
PIPELINE TECHNIQUE LTD.[9]	Revolving Loan[10]	Energy services (midstream)	SOFR+7.25% (Floor 1.00%)	8/23/2022	8/19/2027	—	(62)	—
	First Lien		SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 11.80%	8/23/2022	8/19/2027	9,875	9,689	9,687
							9,627	9,687
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/S, Current Coupon 14.43%	12/8/2017	12/20/2025	10,500	10,138	6,930
ROOF OPCO, LLC	Revolving Loan[10]	Consumer services	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 10.97%	8/27/2021	8/27/2026	1,222	1,178	1,190
	First Lien		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 10.32%	8/27/2021	8/27/2026	21,633	21,251	21,071
	535,714.29 Class A Units[9,13]		—	9/23/2022	—	—	750	597
							23,179	22,858
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+7.75% (Floor 1.25%)/M, Current Coupon 12.09%	9/1/2020	9/1/2025	548	538	477
	First Lien		SOFR+7.75% (Floor 1.25%)/M, Current Coupon 11.97%	9/1/2020	9/1/2025	6,666	6,616	5,799
							7,154	6,276

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SCRIP INC.	First Lien[8]	Healthcare products	L+11.06% (Floor 2.00%)/M, Current Coupon 15.45%	3/21/2019	3/21/2024	16,750	16,606	16,415
	100 shares of common stock		—	3/21/2019	—	—	1,000	1,060
							17,606	17,475
SHEARWATER RESEARCH, INC.[9]	Revolving Loan[10]	Consumer products & retail	L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(33)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 10.69%	4/30/2021	4/30/2026	13,678	13,484	13,678
	1,200,000 Class A Preferred Units		—	4/30/2021	—	—	978	2,006
	40,000 Class A Common Units		—	4/30/2021	—	—	33	67
							14,462	15,751
SIB HOLDINGS, LLC	Revolving Loan[10]	Business services	L+6.25% (Floor 1.00%)/M, Current Coupon 11.01%	10/29/2021	10/29/2026	497	489	482
	First Lien		L+6.25% (Floor 1.00%)/M, Current Coupon 11.01%	10/29/2021	10/29/2026	11,455	11,299	11,111
	238,095.24 Common Units[9,13]		—	10/29/2021	—	—	500	720
							12,288	12,313
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	Specialty chemicals	L+5.25% (Floor 1.00%)	12/13/2021	12/11/2026	—	(30)	—
	First Lien		L+5.25% (Floor 1.00%)/M, Current Coupon 9.60%	12/13/2021	12/11/2026	17,884	17,589	17,884
							17,559	17,884
SPECTRUM OF HOPE, LLC	First Lien	Healthcare services	L+7.50% (Floor 2.00%)/M, Current Coupon 11.25%	9/6/2022	6/11/2024	17,192	16,901	16,865
SPOTLIGHT AR, LLC	Revolving Loan[10]	Business services	L+6.75% (Floor 1.00%)	12/8/2021	6/8/2026	—	(31)	—
	First Lien		L+6.75% (Floor 1.00%)/Q, Current Coupon 10.49%	12/8/2021	6/8/2026	7,500	7,381	7,500
	750 Common Units[9,11,13]		—	12/8/2021	—	—	750	972
							8,100	8,472

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SYSTEC CORPORATION (DBA INSPIRE AUTOMATION)	Revolving Loan[10]	Business services	L+7.50% (Floor 1.00%)/Q, Current Coupon 11.59%	8/13/2021	8/13/2025	500	474	495
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 11.24%	8/13/2021	8/13/2025	9,000	8,875	8,910
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)	8/13/2021	8/13/2025	—	(20)	—
							9,329	9,405
THE PRODUCTO GROUP, LLC	First Lien	Industrial products	SOFR+9.00% (Floor 1.00%)/M, Current Coupon 13.44%	12/31/2021	12/31/2026	17,655	17,339	17,655
	1,500,000 Class A units[9,13]		—	12/31/2021	—	—	1,500	4,732
							18,839	22,387
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	Technology products & components	L+7.75% (Floor 1.00%)/Q, Current Coupon 11.50%	9/30/2020	9/30/2025	9,800	9,712	9,800
	Unsecured convertible note[9]		10.00% PIK	2/7/2022	3/31/2026	90	90	90
	896.43 Class A units[9,11,13]		—	11/15/2019	—	—	1,205	1,967
							11,007	11,857
US COURTSCRIPT HOLDINGS, INC.	First Lien	Business services	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 9.82%	5/17/2022	5/17/2027	6,800	6,693	6,800
	Delayed Draw Term Loan[10]		SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.37%	5/17/2022	5/17/2027	5,000	4,875	5,000
	1,000,000 Class D-3 LP Units[9,13]		—	5/17/2022	—	—	1,000	1,211
	211,862.61 Class D-4 LP Units[9,13]		—	10/31/2022	—	—	212	249
							12,780	13,260
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 10.13%	2/25/2020	9/8/2026	11,527	11,388	11,527
VERSICARE MANAGEMENT LLC	Revolving Loan[10]	Healthcare services	SOFR+8.00% (Floor 1.00%)	8/18/2022	8/18/2027	—	(46)	—
	First Lien - Term Loan A		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 11.82%	8/18/2022	8/18/2027	13,500	13,245	13,243
	Delayed Draw Term Loan[10]		SOFR+8.00% (Floor 1.00%)	8/18/2022	8/18/2027	—	(46)	—
							13,153	13,243

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock[9,13]	Media & marketing	—	4/3/2019	—	—	1,874	8,806
VTX HOLDINGS, INC. (DBA VERTEX ONE)	1,597,707 Series A Preferred units[9,13]	Software & IT services	—	7/23/2019	—	—	1,598	2,436
WALL STREET PREP, INC.	Revolving Loan[10]	Education	L+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(14)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 10.74%	7/19/2021	7/20/2026	10,656	10,494	10,656
	1,000,000 Class A-1 Preferred Shares		—	7/19/2021	—	—	1,000	1,205
							11,480	11,861
WELL-FOAM, INC.	Revolving Loan[10]	Energy services (upstream)	L+8.50% (Floor 1.00%)	9/9/2021	9/9/2026	—	(69)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 11.74%	9/9/2021	9/9/2026	17,775	17,495	17,775
							17,426	17,775
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(69)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 10.74%	11/19/2021	11/19/2026	20,000	19,675	20,000
	Delayed Draw Term Loan[10]		L+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(34)	—
							19,572	20,000
ZENFOLIO INC.	Revolving Loan	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 12.74%	7/17/2017	7/17/2023	2,000	1,998	1,930
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 12.74%	7/17/2017	7/17/2023	18,773	18,711	18,116
							20,709	20,046
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	Consumer services	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 11.67%	2/11/2022	3/1/2024	15,880	15,631	15,642
	Delayed Draw Term Loan - B		SOFR+7.25% (Floor 1.00%)/M, Current Coupon 11.67%	2/11/2022	3/1/2024	3,980	3,919	3,920
							19,550	19,562

Total Non-control/Non-affiliate Investments (165.4% of net assets at fair value)							$907,535	$929,089

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Affiliate Investments[6]
AIR CONDITIONING SPECIALIST, INC.	Revolving Loan[10]	Consumer services	SOFR+7.25% (Floor 1.00%)	11/9/2021	11/9/2026	$—	$(15)	$—
	First Lien		SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 11.34%	11/9/2021	11/9/2026	25,101	24,650	25,101
	766,738.93 Preferred Units[9,13]		—	11/9/2021	—	—	809	1,202
							25,444	26,303
CATBIRD NYC, LLC	Revolving Loan[10]	Consumer products & retail	L+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(61)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 10.74%	10/15/2021	10/15/2026	15,600	15,350	15,600
	1,000,000 Class A units[9,11,13]		—	10/15/2021	—	—	1,000	1,658
	500,000 Class B units[9,10,11,13]		—	10/15/2021	—	—	500	714
							16,789	17,972
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan[10]	Healthcare services	L+9.00% (Floor 1.75%)/Q, Current Coupon 12.74%	5/22/2020	5/22/2025	300	286	293
	First Lien		L+9.00% (Floor 1.75%)/Q, Current Coupon 12.74%	5/22/2020	5/22/2025	7,500	7,420	7,327
	Delayed Draw Capex Term Loan[10]		L+9.00% (Floor 1.75%)/Q, Current Coupon 12.74%	5/22/2020	5/22/2025	100	85	98
	1,380,500 Preferred Units[9,13]		—	5/22/2020	—	—	976	357
							8,767	8,075
CHANDLER SIGNS, LLC	1,500,000 units of Class A-1 common stock[9,13]	Business services	—	1/4/2016	—	—	1,500	2,893
DELPHI BEHAVIORAL HEALTH GROUP, LLC	Protective Advance[16]		L+16.70% PIK (Floor 1.00%)/Q, Current Coupon 21.06%	8/31/2021	4/7/2023	1,448	1,448	1,086
	First Lien[16]	Healthcare services	L+11.00% PIK (Floor 1.00%)/S, Current Coupon 15.74%	4/8/2020	4/7/2023	1,649	1,649	—
	First Lien[16]		L+9.00% PIK (Floor 1.00%)/S, Current Coupon 14.13%	4/8/2020	4/7/2023	1,829	1,829	—
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	—
							8,541	1,086

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	Business services	SOFR+4.50% PIK (Floor 2.00%)/Q, Current Coupon 8.92%	12/20/2022	12/31/2026	3,759	3,739	3,739
	First Lien - Term Loan B		SOFR+6.50% PIK (Floor 2.00%)/ Q, Current Coupon 10.92%	12/20/2022	12/31/2026	3,761	3,739	3,739
	250,000 Class A Preferred Units[9,13]		—	12/20/2022	—	—	250	625
	5,435,211.03 Class B Preferred Units[9,13]		—	12/20/2022	—	—	2,218	2,218
	255,984.22 Class C Preferred Units[9,13]		—	12/20/2022	—	—	—	—
	2,500,000 Common units[9,13]		—	12/20/2022	—	—	—	—
							9,946	10,321
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	SOFR+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(16)	—
	First Lien		SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 13.21%	11/1/2019	11/1/2024	10,031	9,957	9,028
	1,000 Class A units		—	11/1/2019	—	—	1,000	344
	247.54 Class A-1 units		—	1/10/2022	—	—	248	85
							11,189	9,457
ITA HOLDINGS GROUP, LLC	Revolving Loan	Transportation & logistics	SOFR+9.00%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 13.84%	2/14/2018	5/12/2023	7,000	6,941	7,000
	First Lien - Term Loan		SOFR+8.00%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 12.82%	2/14/2018	5/12/2023	10,086	10,105	10,126
	First Lien - Term B Loan		SOFR+11.00%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.82%	6/5/2018	5/12/2023	5,043	5,039	5,068
	First Lien - PIK Note A		10.00% PIK	3/29/2019	5/12/2023	3,189	3,151	3,123
	First Lien - PIK Note B		10.00% PIK	3/29/2019	5/12/2023	126	126	123
	Warrants (Expiration - March 29, 2029)[9,13]		—	3/29/2019	—	—	538	3,855
	9.25% Class A Membership Interest[9,13]		—	2/14/2018	—	—	1,500	4,051
							27,400	33,346

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	Revolving Loan[10]	Environmental services	7.50%	12/31/2021	12/31/2025	—	—	—
	First Lien		7.50%	12/31/2021	12/31/2025	5,156	5,157	5,156
	Second Lien[16]		10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	2,375
	208,333.3333 Series A Preferred units[9,13]		—	12/31/2021	—	—	—	—
	203,124.9999 Common units[9,13]		—	12/31/2021	—	—	—	—
							10,365	7,531
OUTERBOX, LLC	Revolving Loan[10]	Media & marketing	SOFR+6.75% (Floor 1.00%)	6/8/2022	6/8/2027	—	(27)	—
	First Lien		SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 10.57%	6/8/2022	6/8/2027	10,800	10,653	10,746
	5,000 Class A common units[9,13]		—	6/8/2022	—	—	500	500
							11,126	11,246
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	SOFR+8.00%,2.00% PIK (Floor 2.00%)/Q, Current Coupon 13.71%	11/9/2018	11/9/2023	575	569	541
	First Lien		SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 13.71%	11/9/2018	11/9/2023	14,557	14,499	13,698
	1,100 Class A-1 Units		—	9/26/2022	—	—	66	200
	16,084 Class A Units		—	11/9/2018	—	—	1,517	956
							16,651	15,395
SONOBI, INC.	500,000 Class A Common Units[9,13]	Media & marketing	—	9/17/2020	—	—	500	2,021
STATINMED, LLC	First Lien	Healthcare services	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 13.80%	7/1/2022	7/1/2027	7,039	7,039	7,039
	Delayed Draw Term Loan[10]		SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 13.94%	12/23/2022	3/31/2023	119	117	119
	4,718.62 Class A Preferred Units		—	7/1/2022	—	—	4,838	4,624
	37,807.58 Class B Preferred Units		—	7/1/2022	—	—	1,400	1,339
							13,394	13,121

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
STUDENT RESOURCE CENTER LLC	First Lien	Education	8.50%	12/31/2022	12/30/2027	8,889	8,720	8,720
	10,502,487.46 Preferred Units		—	12/31/2022	—	—	5,845	5,845
	2,000,000.00 Preferred Units[9,13]		—	12/31/2022	—	—	—	—
							14,565	14,565

Total Affiliate Investments (30.9% of net assets at fair value)							$176,177	$173,332

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$76,000	$47,625
Total Control Investments (8.5% of net assets at fair value)							$76,000	$47,625

TOTAL INVESTMENTS (204.8% of net assets at fair value)							$1,159,712	$1,150,046

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
3The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR"), London Interbank Offered Rate (“LIBOR” or “L”), or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR, LIBOR or Prime and the current contractual interest rate in effect at December 31, 2022. Certain investments are subject to an interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest.
4The Company's investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not readily available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the Board of Directors, using significant unobservable Level 3 inputs. Refer to Note 4 - Fair Value Measurements for further discussion.
5Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At December 31, 2022, approximately 80.8% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 165.4%.
6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At December 31, 2022, approximately 15.1% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 30.9%.

7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At December 31, 2022, approximately 4.1% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 8.5%.
8The investment is structured as a first lien last out term loan.
9Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2022, approximately 13.5% of the Company's assets were non-qualifying assets.
10The investment has an unfunded commitment as of December 31, 2022. Refer to Note 10 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of December 31, 2022, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $66.9 million; cumulative gross unrealized depreciation for federal income tax purposes was $66.7 million. Cumulative net unrealized appreciation was $0.2 million, based on a tax cost of $1,150.6 million.
13Investment is held through a wholly-owned taxable subsidiary.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which as of December 31, 2022 represented 204.8% of the Company's net assets or 95.7% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Investment is on non-accrual status as of December 31, 2022, meaning the Company has ceased to recognize interest income on the investment.
17Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
18Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
19The investment is structured as a first lien first out term loan.
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of December 31, 2022 is included in Note 13 - Significant Subsidiaries.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
AAC NEW HOLDCO INC.	First Lien	Healthcare services	10.00%, 8.00% PIK	12/11/2020	6/25/2025	$8,653	$8,653	$8,350
	374,543 Common		—	12/11/2020	—	—	1,785	1,785
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	2,198
							12,636	12,333
ACCELERATION PARTNERS, LLC	First Lien[8]	Media & marketing	L+8.17% (Floor 1.00%)/Q, Current Coupon 9.17%	12/1/2020	12/1/2025	11,875	11,600	11,875
	1,000 Preferred Units[9,13]		—	12/1/2020	—	—	1,000	1,153
	1,000 Class A Common Units[9,13]		—	12/1/2020	—	—	—	—
							12,600	13,028
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	L+8.50% (Floor 2.00%)/Q, Current Coupon 10.50%	12/13/2018	12/13/2023	7,948	7,881	7,765
ALLIANCE SPORTS GROUP, L.P.	Unsecured convertible note	Consumer products & retail	6.00% PIK	7/15/2020	9/30/2024	173	173	495
	3.88% preferred membership interest		—	8/1/2017	—	—	2,500	3,681
							2,673	4,176
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	Food, agriculture and beverage	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 7.75%	3/11/2022	4/10/2026	12,450	12,388	12,450
	First Lien - Term Loan B		SOFR+8.75% (Floor 1.00%)/Q, Current Coupon 9.75%	3/11/2022	4/10/2026	12,450	12,388	12,450
	3,000,000 units of Class A common stock[9,13]		—	4/10/2018	—	—	3,000	4,195
							27,776	29,095
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	Revolving Loan[10,16]	Telecommunications	P+5.50%/Q, Current Coupon 9.00%	9/17/2021	6/30/2022	899	890	49
	First Lien[16]		P+5.50%/Q, Current Coupon 9.00%	9/21/2016	6/8/2023	4,899	4,858	269
							5,748	318
AMWARE FULFILLMENT LLC	First Lien	Distribution	L+9.00% (Floor 1.00%)/M, Current Coupon 10.00%	07/29/2016	4/15/2022	16,376	16,375	16,376

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ARBORWORKS, LLC	Revolving Loan[10]	Environmental services	L+7.00% (Floor 1.00%)	11/17/2021	11/9/2026	—	(56)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/17/2021	11/9/2026	12,903	12,660	12,657
	100 Class A Units		—	11/17/2021	—	—	100	100
							12,704	12,757
ASC ORTHO MANAGEMENT COMPANY, LLC	2,156 Common Units[9,13]	Healthcare services	—	8/31/2018	—	—	801	584
ATS OPERATING, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	1/18/2022	1/18/2027	1,000	952	952
	First Lien - Term Loan A		SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 6.50%	1/18/2022	1/18/2027	9,250	9,071	9,071
	First Lien - Term Loan B		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	1/18/2022	1/18/2027	9,250	9,071	9,071
	1,000,000 Preferred units[9,13]		—	1/18/2022	—	—	1,000	1,000
							20,094	20,094
BINSWANGER HOLDING CORP.	First Lien	Distribution	L+8.50% (Floor 1.00%)/M, Current Coupon 9.50%	3/9/2017	3/10/2023	10,121	10,105	10,121
	900,000 shares of common stock		—	3/9/2017	—	—	900	924
							11,005	11,045
BLASCHAK ANTHRACITE CORPORATION (FKA BLASCHAK COAL CORP.)	Second Lien- Term Loan[15]	Commodities & mining	L+11.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 15.00%	7/30/2018	7/30/2023	9,064	9,005	8,793
	Second Lien- Term Loan B15		L+11.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 15.00%	3/30/2020	7/30/2023	2,149	2,130	2,084
							11,135	10,877
BROAD SKY NETWORKS LLC (DBA EPIC IO TECHNOLOGIES)	1,131,579 Series A Preferred units	Telecommunications	—	12/11/2020	—	—	1,132	1,420
CADMIUM, LLC	Revolving Loan[10]	Software & IT services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	1/7/2022	12/22/2026	308	302	302
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	1/7/2022	12/22/2026	7,385	7,313	7,314
							7,615	7,616

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CALIFORNIA PIZZA KITCHEN, INC.	48,423 shares of common stock	Restaurants	—	11/23/2020	—	—	1,317	2,090
CAMIN CARGO CONTROL, INC.	First Lien	Energy services (midstream)	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	6/2/2021	6/4/2026	5,752	5,702	5,700
CITYVET, INC.	Delayed Draw Term Loan[10]	Healthcare services	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	3/5/2021	3/5/2026	13,000	12,656	13,247
	271,739 Class A units[9,13]		—	3/5/2021	—	—	500	1,757
							13,156	15,004
CRAFTY APES, LLC[8]	First Lien	Media & marketing	L+6.21% (Floor 1.00%)/Q, Current Coupon 7.21%	6/9/2021	11/1/2024	10,000	9,921	10,000
DUNN PAPER, INC.	Second Lien	Paper & forest products	L+9.25% (Floor 1.00%)/M, Current Coupon 10.25%	9/28/2016	8/26/2023	3,000	2,984	2,208
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	Transportation & logistics	L+8.00% (Floor 1.00%)/M, Current Coupon 9.00%	11/9/2021	8/26/2026	8,938	8,853	8,848
FAST SANDWICH, LLC	Revolving Loan[10]	Restaurants	L+9.00% (Floor 1.00%)	5/24/2018	5/23/2023	—	(22)	—
	First Lien		L+9.00% (Floor 1.00%)/Q,Current Coupon 10.00%	5/24/2018	5/23/2023	3,277	3,262	3,277
							3,240	3,277
FLIP ELECTRONICS, LLC	First Lien	Technology products & components	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 8.50%	1/4/2021	1/2/2026	17,755	17,443	17,755
	Delayed Draw Term Loan[10]		SOFR+7.50% (Floor 1.00%)	3/24/2022	1/2/2026	—	(56)	—
	2,000,000 Common Units[9,11,13]		—	1/4/2021	—	—	2,000	6,373
							19,387	24,128
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien	Food, agriculture & beverage	L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	6/1/2021	6/1/2026	5,000	4,914	5,000
	Delayed Draw Term Loan[10]		L+6.50% (Floor 1.00%)/M, Current Coupon 7.50%	6/1/2021	6/1/2026	2,030	1,971	2,030
	75,000 Class A Units[9,13]		—	6/1/2021	—	—	750	750
							7,635	7,780

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GS OPERATING, LLC	Revolving Loan[10]	Distribution	SOFR+6.00%(Floor 0.75%)/M, Current Coupon 6.75%	1/3/2022	1/3/2028	183	150	187
	First Lien		SOFR+6.00%(Floor 0.75%)/M, Current Coupon 6.75%	1/3/2022	1/3/2028	8,534	8,367	8,704
	Delayed Draw Term Loan[10]		SOFR+6.00%(Floor 0.75%)/M, Current Coupon 6.75%	1/3/2022	1/3/2028	2,516	2,406	2,566
							10,923	11,457
HYBRID APPAREL, LLC	Second Lien[15]	Consumer products & retail	L+8.25% (Floor 1.00%)/Q, Current Coupon 9.25%	6/30/2021	6/30/2026	15,750	15,473	15,246
INFOLINKS MEDIA BUYCO, LLC	First Lien	Media & marketing	L+6.00% (Floor 1.00%)/M, Current Coupon 7.01%	11/1/2021	10/30/2026	7,731	7,587	7,615
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)	11/1/2021	10/30/2026	—	(21)	—
	1.68% LP interest[9,10,13]		—	10/29/2021	—	—	588	588
							8,154	8,203
ISI ENTERPRISES, LLC	Revolving Loan[10]	Software & IT services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/1/2021	10/1/2026	800	764	800
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/1/2021	10/1/2026	5,000	4,908	5,000
	1,000,000 Series A Preferred units		—	10/1/2021	—	—	1,000	1,000
							6,672	6,800
JVMC HOLDINGS CORP.	First Lien	Financial services	L+7.00% (Floor 1.00%)/M, Current Coupon 8.00%	2/28/2019	2/28/2024	6,589	6,558	6,589
KLEIN HERSH, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 0.75%)	11/13/2020	11/13/2025	—	(13)	—
	First Lien		L+7.00% (Floor 0.75%)/Q, Current Coupon 7.85%	11/13/2020	11/13/2025	23,821	23,415	24,298
							23,402	24,298
KMS, LLC	First Lien[15]	Distribution	L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	10/4/2021	10/2/2026	15,920	15,773	15,920
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)	10/4/2021	10/2/2026	—	(41)	—
							15,732	15,920

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LASH OPCO, LLC	Revolving Loan[10]	Consumer products & retail	L+7.00% (Floor 1.00%)	12/29/2021	9/18/2025	—	(10)	—
	First Lien		L+7.00% (Floor 1.00%)/M, Current Coupon 8.01%	12/29/2021	3/18/2026	6,484	6,345	6,341
	Delayed Draw Term Loan[10]		L+7.00% (Floor 1.00%)/M, Current Coupon 8.01%	12/29/2021	3/18/2026	4,154	4,034	4,063
							10,369	10,404
LGM PHARMA, LLC	First Lien	Healthcare products	L+8.50% (Floor 1.00%), 2.00% PIK/Q, Current Coupon 11.50%	11/15/2017	11/15/2023	11,422	11,346	10,851
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%), 2.00% PIK/Q, Current Coupon 13.00%	7/24/2020	11/15/2023	2,488	2,463	2,388
	Unsecured convertible note[9,13]		25.00% PIK	12/21/2021	12/31/2024	88	88	88
	142,278.89 units of Class A common stock[9,13]		—	11/15/2017	—	—	1,600	376
							15,497	13,703
LLFLEX, LLC	First Lien[15]	Containers & packaging	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	8/16/2021	8/14/2026	10,945	10,723	10,671
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor (0.75%)/Q, Current Coupon 8.23%	3/15/2021	3/13/2026	943	913	910
	First Lien		L+7.25% (Floor (0.75%)/Q, Current Coupon 8.38%	3/15/2021	3/13/2026	8,032	7,900	7,751
							8,813	8,661
MERCURY ACQUISITION 2021, LLC (DBA TELE-TOWN HALL)	First Lien	Telecommunications	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	12/6/2021	12/7/2026	12,469	12,232	12,232
	Second Lien		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.00%	12/6/2021	12/7/2026	3,292	3,229	3,229
	2,089,599 Series A units[9,13]		—	12/6/2021	—	—	—	1,536
							15,461	16,997

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MUENSTER MILLING COMPANY, LLC	Revolving Loan[10]	Food, agriculture & beverage	L+7.25%(Floor 1.00%)	8/10/2021	8/10/2026	—	(87)	—
	First Lien		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	8/10/2021	8/10/2026	12,000	11,785	12,000
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)	8/10/2021	8/10/2026	—	(52)	—
							11,646	12,000
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	Consumer services	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	12/23/2021	12/23/2026	11,250	11,035	11,171
	First Lien - Term Loan B		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	12/23/2021	12/23/2026	11,250	11,035	11,171
	191,049.33 Class A-3 Preferred units[9,13]		—	3/17/2022	—	—	2,000	2,000
							24,070	24,342
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan[10]	Healthcare services	L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	5/14/2021	5/14/2026	4,400	4,317	4,299
	First Lien		L+8.00%(Floor 1.00%)/Q, Current Coupon 9.00%	5/14/2021	5/14/2026	14,913	14,657	14,569
	Delayed Draw Term Loan[10]		L+8.00% (Floor 1.00%)	5/14/2021	5/14/2026	—	(82)	—
							18,892	18,868
NINJATRADER, INC.	Revolving Loan[10]	Financial services	L+6.25% (Floor 1.00%)	12/18/2019	12/18/2024	—	(4)	—
	First Lien		L+6.25%(Floor 1.00%)/Q, Current Coupon 7.25%	12/18/2019	12/18/2024	23,150	22,719	23,150
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	12/31/2020	12/18/2024	—	(45)	—
	2,000,000 Preferred Units[9,11,13]		—	12/18/2019	—	—	2,000	9,566
							24,670	32,716
NWN PARENT HOLDINGS, LLC	Revolving Loan[10]	Software & IT services	L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	5/7/2021	5/7/2026	420	390	412
	First Lien		L+6.50% (Floor 1.00%)/Q, Current Coupon 7.50%	5/7/2021	5/7/2026	13,066	12,844	12,818
							13,234	13,230
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/M, Current Coupon 10.50%	12/8/2017	12/20/2025	10,500	10,066	10,217

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ROOF OPCO, LLC	Revolving Loan[10]	Consumer services	L+6.00%(Floor 1.00%)	8/27/2021	8/27/2026	—	(53)	—
	First Lien		L+6.00% (Floor 1.00%)/Q, Current Coupon 7.00%	8/27/2021	8/27/2026	11,000	10,802	10,791
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)/Q, Current Coupon 7.00%	8/27/2021	8/27/2026	7,578	7,394	7,578
							18,143	18,369
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan	Consumer products & retail	L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	1,370	1,357	1,370
	First Lien		L+7.75% (Floor 1.25%)/Q, Current Coupon 9.00%	9/1/2020	9/1/2025	6,933	6,870	6,933
							8,227	8,303
SCRIP, INC.	First Lien[8]	Healthcare products	L+9.43% (Floor 2.00%)/M, Current Coupon 11.43%	3/21/2019	3/21/2024	16,750	16,521	16,750
	100 shares of common stock		—	3/21/2019	—	—	1,000	1,601
							17,521	18,351
SHEARWATER RESEARCH, INC.[9]	Revolving Loan[10]	Consumer products & retail	L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(40)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 7.25%	4/30/2021	4/30/2026	13,794	13,561	13,545
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(27)	—
	1,200,000 Class A Preferred Units		—	4/30/2021	—	—	978	979
	40,000 Class A Common Units		—	4/30/2021	—	—	33	33
							14,505	14,557
SIB HOLDINGS, LLC	Revolving Loan[10]	Business services	L+6.00% (Floor 1.00%)/M, Current Coupon 7.00%	10/29/2021	10/29/2026	47	37	46
	First Lien		L+6.00% (Floor 1.00%)/M, Current Coupon 7.00%	10/29/2021	10/29/2026	7,427	7,324	7,323
	Delayed Draw Term Loan[10]		L+6.00% (Floor 1.00%)	10/29/2021	10/29/2026	—	(9)	—
	238,095.24 Common Units[9,13]		—	10/29/2021	—	—	500	500
							7,852	7,869

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	Specialty chemicals	L+6.25%(Floor 1.00%)	12/13/2021	12/11/2026	—	(36)	—
	First Lien		L+6.25% (Floor 1.00%)/M, Current Coupon 7.25%	12/13/2021	12/11/2026	18,019	17,676	17,749
							17,640	17,749
SPOTLIGHT AR, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 1.00%)	12/8/2021	6/8/2026	—	(37)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	12/8/2021	6/8/2026	7,500	7,359	7,358
	750 Common Units[9,13]		—	12/8/2021	—	—	750	750
							8,072	8,108
STUDENT RESOURCE CENTER LLC	Revolving Loan[10]	Education	L+8.00% (Floor 1.00%)	6/25/2021	6/25/2026	—	(23)	—
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.01%	6/25/2021	6/25/2026	18,823	18,489	18,597
	2,000 Preferred Units[9,13]		—	6/25/2021	—	—	2,000	1,819
							20,466	20,416
SYSTEC CORPORATION (DBA INSPIRE AUTOMATION)	Revolving Loan[10]	Business services	L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/13/2021	8/13/2025	850	816	833
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 8.50%	8/13/2021	8/13/2025	9,000	8,844	8,820
	Delayed Draw Term Loan[10]		L+7.50% (Floor 1.00%)	8/13/2021	8/13/2025	—	(25)	—
							9,635	9,653
THE PRODUCTO GROUP, LLC	First Lien	Industrial products	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	12/31/2021	12/31/2026	12,644	12,401	12,391
	1,500,000 Class A units[9,13]		—	12/31/2021	—	—	1,500	1,500
							13,901	13,891
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	Technology products & components	L+7.75%(Floor 1.00%)/Q, Current Coupon 8.75%	9/30/2020	9/30/2025	9,875	9,764	9,835
	Unsecured convertible note[9,13]		10.00% PIK	2/7/2022	3/31/2026	84	84	84
	896.43 Class A units[9,11,13]		—	11/15/2019	—	—	1,205	3,000
							11,053	12,919
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 6.75%	2/25/2020	9/8/2026	11,614	11,451	11,614

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock	Media & marketing	—	4/3/2019	—	—	1,874	9,273
VTX HOLDINGS, INC. (DBA VERTEX ONE)	1,597,707 Series A Preferred units	Software & IT services	—	7/23/2019	—	—	1,598	2,082
WALL STREET PREP, INC.	Revolving Loan[10]	Education	L+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(17)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	7/19/2021	7/20/2026	10,863	10,670	10,656
	1,000,000 Class A-1 Preferred Shares		—	7/19/2021	—	—	1,000	1,000
							11,653	11,656
WELL-FOAM, INC.	Revolving Loan[10]	Energy services (upstream)	L+8.50% (Floor 1.00%)	9/9/2021	9/9/2026	—	(83)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.50%	9/9/2021	9/9/2026	17,910	17,583	17,910
							17,500	17,910
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/19/2021	11/19/2026	2,444	2,362	2,386
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	11/19/2021	11/19/2026	20,000	19,624	19,520
	Delayed Draw Term Loan[10]		L+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(41)	—
							21,945	21,906
ZENFOLIO INC.	Revolving Loan[10]	Business services	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	1,000	996	995
	First Lien		L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	7/17/2017	7/17/2023	18,915	18,785	18,820
							19,781	19,815
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	Consumer services	L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	2/11/2022	3/1/2024	16,000	15,691	15,691
	Delayed Draw Term Loan - B10		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.26%	2/11/2022	3/1/2024	199	159	159
							15,850	15,850
Total Non-control/Non-affiliate Investments (177.5% of net assets at fair value)							$721,392	$747,132

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Affiliate Investments[6]
AIR CONDITIONING SPECIALIST, INC.	Revolving Loan[10]	Consumer services	L+7.25% (Floor 1.00%)	11/9/2021	11/9/2026	$—	$(18)	$—
	First Lien		L+7.25% (Floor 1.00%)/Q, Current Coupon 8.25%	11/9/2021	11/9/2026	12,778	12,535	12,535
	623,693.55 Preferred Units[9,13]		—	11/9/2021	—	—	624	634
							13,141	13,169
CATBIRD NYC, LLC	Revolving Loan[10]	Consumer products & retail	L+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(73)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 8.00%	10/15/2021	10/15/2026	15,900	15,606	15,884
	1,000,000 Class A units[9,13]		—	10/15/2021	—	—	1,000	1,221
	500,000 Class B units[9,10,13]		—	10/15/2021	—	—	500	572
							17,033	17,677
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan[10]	Healthcare services	L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	300	281	290
	First Lien		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	7,500	7,398	7,260
	Delayed Draw Capex Term Loan[10]		L+9.00% (Floor 1.75%)/Q, Current Coupon 10.75%	5/22/2020	5/22/2025	100	81	97
	1,380,500 Preferred Units[9,13]		—	5/22/2020	—	—	976	641
							8,736	8,288
CHANDLER SIGNS, LLC	1,500,000 units of Class A-1 common stock[9,13]	Business services	—	1/4/2016	—	—	1,500	924
DELPHI BEHAVIORAL HEALTH GROUP, LLC	First Lien	Healthcare services	L+9.50% PIK (Floor 1.00%)/Q, Current Coupon 10.50%	4/8/2020	4/7/2023	1,541	1,541	1,402
	First Lien		L+9.00% PIK (Floor 1.00%)/Q, Current Coupon 10.00%	4/8/2020	4/7/2023	1,732	1,732	1,472
	Protective Advance		L+11.50% PIK (Floor 1.00%)/Q, Current Coupon 12.50%	8/31/2021	4/7/2023	526	526	526
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	2,460
							7,414	5,860

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]		Maturity	Principal	Cost[12,17]	Fair Value[4]
DYNAMIC COMMUNITIES, LLC	Revolving Loan[10]	Business services	L+8.50% (Floor 1.00%)	7/17/2018		7/17/2023	—	(1)	—
	First Lien		L+8.50% (Floor 1.00%)/Q, Current Coupon 9.51%	7/17/2018		7/17/2023	11,221	11,147	10,323
	Senior subordinated debt		25.00% PIK	12/4/2020		1/16/2024	650	650	650
	2,000,000 Preferred Units[9,13]		—	7/17/2018		—	—	2,000	1,274
								13,796	12,247
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	L+9.50% (Floor 2.00%)	11/1/2019		11/1/2024	—	(22)	—
	First Lien		L+9.50% (Floor 2.00%)/Q, Current Coupon 11.50%	11/1/2019		11/1/2024	11,500	11,384	9,775
	1,000 Class A units		—	11/1/2019	0	—	—	1,000	674
	56.259 Class A-1 units		—	1/10/2022		—	—	56	38
								12,418	10,487
ITA HOLDINGS GROUP, LLC	Revolving Loan[10]	Transportation & logistics	L+9.00% (Floor 1.00%)/Q, Current Coupon 10.00%	2/14/2018		2/14/2023	750	733	750
	First Lien - Term Loan		L+8.00% (Floor 1.00%)/Q, Current Coupon 9.00%	2/14/2018		2/14/2023	10,071	10,041	10,041
	First Lien - Term B Loan		L+11.00% (Floor 1.00%)/Q, Current Coupon 12.00%	6/5/2018		2/14/2023	5,036	5,010	5,061
	First Lien - PIK Note A		10.00% PIK	3/29/2019		2/14/2023	2,959	2,721	2,959
	First Lien - PIK Note B		10.00% PIK	3/29/2019		2/14/2023	117	117	117
	Warrants (Expiration - March 29, 2029)[9,13]		—	3/29/2019		—	—	538	3,199
	9.25% Class A Membership Interest[9,11,13]		—	2/14/2018		—	—	1,500	3,063
								20,660	25,190
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	Revolving Loan[10]	Environmental services	7.50%	12/31/2021		12/31/2025	—	—	—
	First Lien		7.50%	12/31/2021		12/31/2025	5,195	5,195	4,780
	Second Lien[16]		10.00% PIK	12/31/2021		12/31/2026	5,208	5,208	3,104
	208,333.3333 Series A Preferred units[9,13]		—	12/31/2021		—	—	—	—
	203,124.9999 Common units[9,13]		—	12/31/2021		—	—	—	—
								10,403	7,884

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2022

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	575	564	575
	First Lien		L+7.00% (Floor 2.00%)/Q, Current Coupon 9.00%	11/9/2018	11/9/2023	14,125	14,021	14,125
	16,084 Class A Units		—	11/9/2018	—	—	1,517	1,905
							16,102	16,605
SIMR, LLC	First Lien[16]	Healthcare services	L+10.00%, 7.00% PIK (Floor 2.00%)/M, Current Coupon 19.00%	9/7/2018	9/7/2023	13,235	13,101	10,588
	9,374,510.2 Class B Common Units		—	9/7/2018	—	—	6,107	—
	904,903.31 Class W Units		—	2/4/2021	—	—	—	—
							19,208	10,588
SONOBI, INC.	500,000 Class A Common Units[9,13]	Media & marketing	—	9/17/2020	—	—	500	2,960
Total Affiliate Investments (31.3% of net assets at fair value)							$140,911	$131,879

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$76,000	$57,603
Total Control Investments (13.7% of net assets at fair value)							$76,000	$57,603

TOTAL INVESTMENTS (222.5% of net assets at fair value)							$938,303	$936,614

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

We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). As such, we generally will not have to pay U.S. federal income tax at corporate rates on any ordinary income or capital gains that we distribute to our shareholders as dividends. To continue to maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and timely distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

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

On April 20, 2021, our wholly owned subsidiary, Capital Southwest SBIC I, LP (“SBIC I”) received a license from the U.S. Small Business Administration (the “SBA”) to operate as a small business investment company ("SBIC") under Section 301(c) of the Small Business Investment Act of 1958, as amended. SBIC I has an investment strategy substantially similar to ours and makes similar types of investments in accordance with SBA regulations. SBIC I and its general partner are consolidated for financial reporting purposes under generally accepted accounting principles in the United States ("U.S. GAAP"), and the portfolio investments held by it are included in the consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP. We meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC 946”). Under rules and regulations applicable to investment companies, we are generally precluded from consolidating any entity other than another investment company, subject to certain exceptions. One of the exceptions to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Accordingly, the consolidated financial statements include the Taxable Subsidiary.

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and nine months ended December 31, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2022 and 2021. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of December 31, 2022, the Company has 86.5% of its assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

(1)securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an "eligible portfolio company," or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the Securities and Exchange Commission ("SEC");
(2)securities of any eligible portfolio company that we control;
(3)securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;
(4)securities of an eligible portfolio company purchased from any person in a private transaction if there is no readily available market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company;
(5)securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities; and
(6)cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Additionally, in order to qualify for RIC tax treatment for U.S. federal income tax purposes, we must, among other things meet the following requirements:
(1) continue to maintain our election as a BDC under the 1940 Act at all times during each taxable year;
(2) derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain "qualified publicly traded partnerships," or other income derived with respect to our business of investing in such stock or securities; and
(3) diversify our holdings in accordance with two diversification requirements: (a) diversify our holdings such that at the end of each quarter of the taxable year at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and such other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (b) diversify our holdings such that no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain "qualified publicly traded partnerships" (collectively, the "Diversification Requirements");
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

For the quarter ended December 31, 2022, we satisfied all RIC requirements and have 11.2% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2022 and March 31, 2022, cash balances totaling $20.4 million and $10.2 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Segment Information We operate and manage our business in a singular segment. As an investment company, we invest in portfolio companies in various industries and geographic areas as discussed in Note 3.

Consolidation As permitted under Regulation S-X and ASC 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to CSWC. Accordingly, we consolidate the results of the Taxable Subsidiary and SBIC I. All intercompany balances have been eliminated upon consolidation.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2022, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.4% of its cost. As of March 31, 2022, investments on non-accrual status represented approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three and nine months ended December 31, 2022, approximately 3.2% and 3.5%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the three and nine months ended December 31, 2021, approximately 3.4% and 3.6%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of December 31, 2022 and March 31, 2022, we have not written off any accrued and uncollected PIK interest from prior periods. For the three and nine months ended December 31, 2022, we had three investments for which we stopped accruing PIK interest. For the three and nine months ended December 31, 2021, we had two investments for which we stopped accruing PIK interest. For the three and nine months ended December 31, 2022, approximately 4.6% and 4.4%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income. For the three and nine months ended December 31, 2021, approximately 3.6% and 4.4%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three and nine months ended December 31, 2022 and 2021.

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

Stock-Based Compensation We account for our share-based compensation using the fair value method, as prescribed by ASC Topic 718, Compensation – Stock Compensation. Accordingly, we recognize share-based compensation cost on a straight-line basis for all share-based payments awards granted to employees. For restricted stock awards, we measure the fair value based upon the market price of our common stock on the date of the grant. For restricted stock awards, we amortize this fair value to share-based compensation expense over the vesting term. We recognize forfeitures as they occur. The unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are participating securities and are included in the basic and diluted earnings per share calculation.

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

Shareholder Distributions Distributions to common shareholders are recorded on the ex-dividend date. The amount of distributions, if any, is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, generally are distributed, although the Company may decide to retain such capital gains for investment.

Presentation Presentation of certain amounts in the consolidated financial statements for the prior year comparative consolidated financial statements is updated to conform to the current period presentation.

Recently Issued or Adopted Accounting Standards In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and certain lenders. Many of these agreements include an alternative successor rate or language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies and certain lenders to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. On December 21, 2022, the FASB issued ASU 2022-06 "Reference rate reform (Topic 848)—Deferral of the Sunset Date of Topic 848," which defers the sunset date of ASC 848 until December 31, 2024. ASU 2022-06 became effective upon issuance. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, except for hedging transactions as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company does not believe it will have a material impact on its consolidated financial statements or its disclosure and did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended December 31, 2022.

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

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2022 and March 31, 2022:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2022:
First lien loans[1,2]	$954,000	83.0%	169.9%	$968,597	83.5%
Second lien loans[2]	35,446	3.1	6.3	44,050	3.8
Subordinated debt[3]	852	0.1	0.1	754	0.1
Preferred equity	61,283	5.3	10.9	39,416	3.4
Common equity & warrants	50,840	4.4	9.1	30,895	2.7
I-45 SLF LLC[4]	47,625	4.1	8.5	76,000	6.5
	$1,150,046	100.0%	204.8%	$1,159,712	100.0%

March 31, 2022:
First lien loans[1,2]	$739,872	79.0%	175.8%	$745,290	79.4%
Second lien loans[2]	52,645	5.6	12.5	55,976	6.0
Subordinated debt[3]	1,317	0.1	0.3	994	0.1
Preferred equity	44,663	4.8	10.6	25,544	2.7
Common equity & warrants	40,514	4.3	9.6	34,499	3.7
I-45 SLF LLC[4]	57,603	6.2	13.7	76,000	8.1
	$936,614	100.0%	222.5%	$938,303	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of December 31, 2022 and March 31, 2022, the fair value of the first lien last out loans are $51.0 million and $38.6 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of December 31, 2022 and March 31, 2022, the fair value of the split lien term loans included in first lien loans is $37.2 million and $36.4 million, respectively. As of December 31, 2022 and March 31, 2022, the fair value of the split lien term loans included in second lien loans is $20.6 million and $33.9 million, respectively.
3Included in subordinated debt are unsecured convertible notes with a fair value of $0.5 million and $0.7 million as of December 31, 2022 and March 31, 2022, respectively.
4I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2022 and March 31, 2022:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2022:
Media & Marketing	$142,382	12.4%	25.4%	$132,117	11.4%
Business Services	127,741	11.1	22.7	128,237	11.1
Healthcare Services	108,710	9.5	19.4	123,408	10.6
Consumer Services	90,019	7.8	15.9	89,283	7.7
Consumer Products & Retail	86,771	7.5	15.4	86,298	7.4
Food, Agriculture & Beverage	72,803	6.3	13.0	74,059	6.4
Healthcare Products	67,002	5.8	11.9	67,777	5.8
Technology Products & Components	64,199	5.6	11.4	46,947	4.1
I-45 SLF LLC[1]	47,625	4.1	8.5	76,000	6.6
Transportation & Logistics	41,939	3.7	7.5	35,923	3.1
Financial Services	40,418	3.5	7.2	31,019	2.7
Software & IT Services	38,572	3.4	6.9	39,844	3.4
Distribution	34,100	3.0	6.1	35,904	3.1
Education	26,426	2.3	4.7	26,046	2.2
Industrial Services	26,233	2.3	4.7	25,900	2.2
Industrial Products	22,387	2.0	4.0	18,839	1.6
Energy Services (Midstream)	22,355	1.9	4.0	23,014	2.0
Environmental Services	19,592	1.7	3.5	24,920	2.2
Specialty Chemicals	17,884	1.6	3.2	17,559	1.5
Telecommunications	17,776	1.5	3.2	21,829	1.9
Energy Services (Upstream)	17,775	1.5	3.2	17,426	1.5
Containers & Packaging	10,537	0.9	1.8	10,672	0.9
Aerospace & Defense	6,800	0.6	1.2	6,691	0.6
	$1,150,046	100.0%	204.8%	$1,159,712	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2022:
Business Services	$123,697	13.2%	29.4%	$124,860	13.3%
Consumer Products & Retail	90,457	9.7	21.5	88,375	9.4
Healthcare Services	88,131	9.4	21.0	96,946	10.3
Consumer Services	71,730	7.7	17.0	71,203	7.6
I-45 SLF LLC[1]	57,603	6.2	13.7	76,000	8.1
Distribution	54,798	5.9	13.0	54,035	5.8
Food, Agriculture & Beverage	48,876	5.2	11.6	47,057	5.0
Media & Marketing	43,463	4.6	10.3	33,049	3.5
Financial Services	39,305	4.2	9.3	31,229	3.3
Technology Products & Components	37,047	4.0	8.8	30,440	3.3
Transportation & Logistics	34,038	3.6	8.1	29,513	3.1
Software & IT Services	33,414	3.6	7.9	34,866	3.7
Education	32,072	3.4	7.6	32,119	3.4
Healthcare Products	32,054	3.4	7.6	33,018	3.5
Environmental Services	20,641	2.2	4.9	23,108	2.5
Telecommunications	18,736	2.0	4.5	22,341	2.4
Energy Services (Upstream)	17,910	1.9	4.3	17,500	1.9
Specialty Chemicals	17,749	1.9	4.2	17,640	1.9
Industrial Products	13,891	1.5	3.3	13,901	1.5
Energy Services (Midstream)	13,465	1.4	3.2	13,582	1.5
Industrial Services	11,614	1.2	2.8	11,451	1.2
Commodities & Mining	10,877	1.2	2.6	11,135	1.2
Containers & Packaging	10,671	1.1	2.5	10,723	1.1
Aerospace & Defense	6,800	0.7	1.6	6,672	0.7
Restaurants	5,367	0.6	1.3	4,556	0.5
Paper & Forest Products	2,208	0.2	0.5	2,984	0.3
	$936,614	100.0%	222.5%	$938,303	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 13 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of December 31, 2022 and March 31, 2022:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2022:
Southeast	$239,539	20.8%	42.7%	$236,922	20.4%
Northeast	230,643	20.1	41.1	222,894	19.2
West	228,254	19.8	40.6	223,761	19.3
Southwest	222,872	19.4	39.7	218,712	18.8
Midwest	155,675	13.6	27.7	157,333	13.6
I-45 SLF LLC[1]	47,625	4.1	8.5	76,000	6.6
International	25,438	2.2	4.5	24,090	2.1
	$1,150,046	100.0%	204.8%	$1,159,712	100.0%

March 31, 2022:
Northeast	$225,578	24.1%	53.6%	$221,780	23.6%
Southwest	206,057	22.0	49.0	204,443	21.8
West	163,924	17.5	38.9	153,292	16.3
Southeast	136,588	14.6	32.5	138,929	14.9
Midwest	132,308	14.1	31.4	129,354	13.8
I-45 SLF LLC[1]	57,603	6.1	13.7	76,000	8.1
International	14,556	1.6	3.4	14,505	1.5
	$936,614	100.0%	222.5%	$938,303	100.0%

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
As of December 31, 2022 and March 31, 2022, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value ("NAV") in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures that are established by the management of CSWC, with assistance from multiple third-party valuation advisors and approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2022 and March 31, 2022 (in thousands):

		Fair Value Measurements
		at December 31, 2022 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$954,000	$—	$—	$954,000
Second lien loans	35,446	—	—	35,446
Subordinated debt	852	—	—	852
Preferred equity	61,283	—	—	61,283
Common equity & warrants	50,840	—	—	50,840
Investments measured at net asset value[1]	47,625	—	—	—
Total Investments	$1,150,046	$—	$—	$1,102,421

		Fair Value Measurements
		at March 31, 2022 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$739,872	$—	$—	$739,872
Second lien loans	52,645	—	—	52,645
Subordinated debt	1,317	—	—	1,317
Preferred equity	44,663	—	—	44,663
Common equity & warrants	40,514	—	—	40,514
Investments measured at net asset value[1]	57,603	—	—	—
Total Investments	$936,614	$—	$—	$879,011

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at NAV per share at December 31, 2022 and March 31, 2022, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at December 31, 2022 and March 31, 2022. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	December 31, 2022	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$865,983	Discount Rate	6.9% - 38.1%	13.2%
			Third Party Broker Quote	5.6 - 98.5	95.5
	Market Approach	88,017	Cost	98.0 - 99.5	98.2
			Exit Value	75.0 - 100.0	95.7
Second lien loans	Income Approach	33,071	Discount Rate	14.2% - 29.0%	21.9%
			Third Party Broker Quote	66.0 - 66.0	66.0
	Market Approach	2,375	Exit Value	45.6 - 45.6	45.6
Subordinated debt	Market Approach	581	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	271	EBITDA Multiple	7.6x - 7.6x	7.6x
			Discount Rate	21.0% - 21.0%	21.0%
Preferred equity	Enterprise Value Waterfall Approach	61,283	EBITDA Multiple	4.7x - 17.1x	10.1x
			Discount Rate	12.6% - 30.1%	18.6%
Common equity & warrants	Enterprise Value Waterfall Approach	48,225	EBITDA Multiple	5.5x - 11.0x	9.3x
			Discount Rate	11.3% - 78.4%	16.8%
	Market Approach	2,615	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,102,421

		Fair Value at	Significant
	Valuation	March 31, 2022	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$645,034	Discount Rate	7.3% - 30.6%	10.7%
			Third Party Broker Quote	5.5 - 96.5	93.2
	Market Approach	94,838	Cost	80.2 - 99.0	98.1
			Exit Value	100.0 - 102.0	101.8
Second lien loans	Income Approach	49,541	Discount Rate	10.3% - 37.8%	15.4%
			Third Party Broker Quote	97.3 - 97.3	97.3
	Enterprise Value Waterfall Approach	3,104	EBITDA Multiple	8.3x - 8.3x	8.3x
			Discount Rate	22.1% - 22.1%	22.1%
Subordinated debt	Income Approach	650	Discount Rate	27.4% - 27.4%	27.4%
	Market Approach	172	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	495	EBITDA Multiple	8.1x - 8.1x	8.1x
			Discount Rate	20.5% - 20.5%	20.5
Preferred equity	Enterprise Value Waterfall Approach	41,563	EBITDA Multiple	6.9x - 18.8x	10.6x
			Discount Rate	12.5% - 40.8%	17.8%
	Market Approach	3,100	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	36,667	EBITDA Multiple	4.2x - 11.4x	8.5x
			Discount Rate	10.1% - 32.2%	18.1%
	Market Approach	1,757	Exit Value	351.4 - 351.4	351.4
	Income Approach	2,090	Third Party Broker Quote	158.7 - 158.7	158.7
Total Level 3 Investments		$879,011

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three and nine months ended December 31, 2022 and 2021, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2022 and 2021 (in thousands):

	Fair Value March 31, 2022	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value December 31, 2022	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$739,872	$(14,263)	$335,069	$(96,475)	$3,512	$—	$(13,715)	$954,000	$(10,201)
Second lien loans	52,645	(7,512)	2,930	(12,239)	314	(692)	—	35,446	(6,307)
Subordinated debt	1,317	(328)	385	—	65	—	(587)	852	(224)
Preferred equity	44,663	(1,253)	3,571	—	—	—	14,302	61,283	1,840
Common equity & warrants	40,514	8,670	4,320	—	—	(2,664)	—	50,840	9,853
Total Investments	$879,011	$(14,686)	$346,275	$(108,714)	$3,891	$(3,356)	$—	$1,102,421	$(5,039)

	Fair Value March 31, 2021	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value December 31, 2021	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$524,161	$(998)	$378,164	$(219,454)	$1,994	$—	$(4,683)	$679,184	$(2,515)
Second lien loans	36,919	(1,791)	18,841	(7,152)	1,079	(53)	5,208	53,051	(2,165)
Subordinated debt	11,534	165	270	—	477	—	—	12,446	165
Preferred equity	22,608	7,796	7,511	—	—	—	(525)	37,390	7,271
Common equity & warrants	36,052	8,677	4,257	—	—	(11,881)	—	37,105	4,042
Total Investments	$631,274	$13,849	$409,043	$(226,606)	$3,550	$(11,934)	$—	$819,176	$6,798

1Includes purchases of new investments, as well as discount accretion on existing investments.

5.    BORROWINGS

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of December 31, 2022, the Company’s asset coverage was 229%.

The Company had the following borrowings outstanding as of December 31, 2022 and March 31, 2022 (amounts in thousands):

December 31, 2022	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium	Recorded Value
SBA Debentures	$104,000	$(3,418)	$100,582
Credit Facility	225,000	—	225,000
January 2026 Notes	140,000	(1,033)	138,967
October 2026 Notes	150,000	(2,922)	147,078
	$619,000	$(7,373)	$611,627

March 31, 2022
SBA Debentures	$40,000	$(1,648)	$38,352
Credit Facility	205,000	—	205,000
January 2026 Notes	140,000	(1,286)	138,714
October 2026 Notes	150,000	(3,478)	146,522
	$535,000	$(6,412)	$528,588

Credit Facility

In August 2016, CSWC entered into a senior secured credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities.

On August 9, 2021, CSWC entered into the Second Amended and Restated Senior Secured Revolving Credit Agreement (as amended or otherwise modified from time to time, the "Credit Agreement"). Prior to the Credit Agreement, (1) borrowings under the Credit Facility accrued interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 2.50% with no LIBOR floor, and (2) the total borrowing capacity was $340 million with commitments from a diversified group of eleven lenders. The Credit Agreement (1) decreased the total borrowing capacity under the Credit Facility to $335 million with commitments from a diversified group of ten lenders, (2) reduced the interest rate on borrowings to LIBOR plus 2.15% with no LIBOR floor and removed conditions related thereto as previously set forth in the Amended and Restated Senior Secured Revolving Credit Agreement, and (3) extended the end of the Credit Facility's revolver period from December 21, 2022 to August 9, 2025 and extended the final maturity from December 21, 2023 to August 9, 2026. The Credit Agreement also modified certain covenants in the Credit Facility, including, among other things, to increase the minimum obligors’ net worth test from $180 million to $200 million.

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

On November 16, 2022, CSWC entered into an Incremental Assumption Agreement that increased the total commitments under the accordion feature of the Credit Agreement by $20 million, which increased total commitments from $380 million to $400 million. The $20 million increase was provided by one existing lender and one new lender, bringing the total bank syndicate to eleven participants.

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

The Credit Agreement also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions. If the Company defaults on its obligations under the Credit Agreement, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests.

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of December 31, 2022, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At December 31, 2022, CSWC had $225.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $3.9 million and $8.8 million for the three and nine months ended December 31, 2022, respectively. For the three and nine months ended December 31, 2021, CSWC recognized interest expense of $1.6 million and $4.5 million, respectively. The weighted average interest rate on the Credit Facility was 6.02% and 4.63% for the three and nine months ended December 31, 2022, respectively. For the three and nine months ended December 31, 2021, the weighted average interest rate on the Credit Facility was 2.37% and 2.52%, respectively. Average borrowings for the three and nine months ended December 31, 2022 were $228.0 million and $208.6 million, respectively. For the three and nine months ended December 31, 2021, average borrowings were $200.2 million and $165.8 million, respectively. As of December 31, 2022, CSWC was in compliance with all financial covenants under the Credit Agreement.

October 2024 Notes

In September 2019, the Company issued $65.0 million in aggregate principal amount of 5.375% Notes due 2024 (the “Existing October 2024 Notes”). In October 2019, the Company issued an additional $10.0 million in aggregate principal amount of the October 2024 Notes (the "Additional October 2024 Notes"). In August 2020, the Company issued an additional $50.0 million in aggregate principal amount of the October 2024 Notes (the "New Notes" together with the Existing October 2024 Notes and the Additional October 2024 Notes, the "October 2024 Notes"). The Additional October 2024 Notes and the New Notes were treated as a single series with the Existing October 2024 Notes under the indenture and had the same terms as the Existing October 2024 Notes. The maturity date of the October 2024 Notes was October 1, 2024, and the October 2024 Notes were redeemable in whole or in part at any time prior to July 1, 2024, at par plus a “make-whole” premium, and thereafter at par. The October 2024 Notes bore interest at a rate of 5.375% per year.

On September 24, 2021, the Company redeemed $125.0 million in aggregate principal amount of the issued and outstanding October 2024 Notes. The October 2024 Notes were redeemed at 100% of their principal amount, plus (i) the accrued and unpaid interest thereon, through, but excluding the redemption date, and (ii) a "make-whole" premium.

Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs of $1.8 million and the "make-whole" premium of $15.2 million during the three months ended September 30, 2021.

The Company did not recognize any interest expense related to the October 2024 Notes for the three months ended December 31, 2021. For the nine months ended December 31, 2021, the Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $3.6 million. From April 1, 2021 through September 24, 2021 (the redemption date of the October 2024 Notes), average borrowings were $125.0 million. The October 2024 Notes had a weighted average effective yield of 5.375%.

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

As of December 31, 2022, the carrying amount of the January 2026 Notes was $139.0 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of December 31, 2022, the fair value of the January 2026 Notes was $121.9 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million and $5.0 million for the three and nine months ended December 31, 2022, respectively. For the three and nine months ended December 31, 2021, the Company recognized interest expense of $1.6 million and $5.0 million, respectively. For each of the three and nine months ended December 31, 2022 and 2021, average borrowings were $140.0 million.

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

As of December 31, 2022, the carrying amount of the October 2026 Notes was $147.1 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of December 31, 2022, the fair value of the October 2026 Notes was $130.0 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $1.4 million and $4.3 million for the three and nine ended December 31, 2022, respectively. For the three and nine months ended December 31, 2021, the Company recognized interest expense of $1.3 million and $1.7 million, respectively. For both the three and nine months ended December 31, 2022, average borrowings were $150.0 million. For the three months ended December 31, 2021, average borrowings were $128.8 million. Since the issuance of the October 2026 Notes on August 27, 2021 through December 31, 2021, average borrowings were $120.9 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. As of December 31, 2022, SBIC I had regulatory capital of $65.0 million and leverageable capital of $65.0 million. As of December 31, 2022, SBIC I had a total leverage commitment from the SBA in the amount of $130.0 million, of which $26.0 million remains unused. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations.

As of December 31, 2022, the carrying amount of SBA Debentures was $100.6 million on an aggregate principal amount of $104.0 million. As of December 31, 2022, the fair value of the SBA Debentures was $97.4 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC 820. The Company recognized interest expense and related fees related to SBA Debentures of $0.9 million and $1.9 million for the three and nine months ended December 31, 2022, respectively. For the three and nine months ended December 31, 2021, the Company recognized interest expense of $0.1 million and $0.2 million, respectively. The weighted average interest rate on the SBA Debentures was 3.70% and 2.98% for the three and nine months ended December 31, 2022, respectively. For the three and nine months ended December 31, 2021, the weighted average interest rate on the SBA Debentures was 1.43% and 1.24%, respectively. For the three and nine months ended December 31, 2022, average borrowings were $83.9 million and $54.1 million, respectively. Average borrowings for the three and nine months ended December 31, 2021 were $21.0 million and $10.1 million, respectively.

As of December 31, 2022, the Company's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	December 31, 2022
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.533%	40,000
(2)	(2)	(2)	24,000
			$104,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $24.0 million in SBA Debentures that will pool in March 2023. Until the pooling date, the SBA Debentures bear interest at a fixed rate with a weighted-average interim interest rate of 5.14%.

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

As of December 31, 2022, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

Book and tax basis differences relating to dividends and distributions to our shareholders and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP; accordingly, for the nine months ended December 31, 2022 and 2021, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Nine Months Ended December 31,
	2022	2021
Additional capital	$(5,126)	$(6,255)
Total distributable earnings	5,126	6,255

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the quarter ended March 31, 2022, CSWC declared total dividends of $11.8 million, or $0.48 per share. During the quarter ended June 30, 2022, CSWC declared total dividends of $16.6 million, or $0.63 per share ($0.48 per share in regular dividends and $0.15 per share in special dividends). During the quarter ended September 30, 2022, CSWC declared total dividends of $14.3 million, or $0.50 per share. During the quarter ended December 31, 2022, CSWC declared total dividends of $19.3 million, or $0.57 per share ($0.52 per share in regular dividends and $0.05 per share in supplemental dividends).

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

The tax character of distributions paid for the years ended December 31, 2022 and 2021 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2022	2021
Ordinary income	$60,960	$56,633
Distributions of long term capital gains	—	—
Distributions on tax basis	$60,960	$56,633

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
Reconciliation of RIC Distributable Income[1]	2022	2021
Net increase in net assets from operations	$14,917	$23,146
Net unrealized depreciation (appreciation) on investments	13,989	(4,306)
Income/gain (expense/loss) recognized for tax on pass-through entities	10	1,558
(Gain) loss recognized on dispositions	(1,473)	329
Capital loss carryover[2]	14,454	308
Net operating income - wholly-owned subsidiary	1,071	(9,186)
Dividend income from wholly-owned subsidiary	1,068	—
Non-deductible tax expense	466	191
Loss on extinguishment of debt	—	12,950
Non-deductible compensation	2,443	2,688
Compensation related book/tax differences	(1,471)	2,542
Other book/tax differences	1,839	3,518
Estimated distributable income before deductions for distributions	$47,313	$33,738

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At December 31, 2022, the Company had long-term capital loss carryforwards of $31.9 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.
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

As of December 31, 2022, the cost of investments held at the RIC for U.S. federal income tax purposes was $1,116.8 million, with such investments having gross unrealized appreciation of $9.7 million and gross unrealized depreciation of $64.3 million, resulting in net unrealized depreciation of $54.6 million. As of December 31, 2022, the cost of investments held at the Taxable Subsidiary for U.S. federal income tax purposes was $33.8 million, with such investments having gross unrealized appreciation of $57.2 million and gross unrealized depreciation of $2.4 million, resulting in net unrealized appreciation of $54.8 million. On a consolidated basis, the total investment portfolio has net unrealized appreciation of $0.2 million for U.S. federal income tax purposes.

The Taxable Subsidiary is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, the Taxable Subsidiary has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate an income tax provision or benefit.

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of December 31, 2022 and March 31, 2022, the Taxable Subsidiary had a deferred tax liability of $11.4 million and $5.7 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of December 31, 2022 and March 31, 2022 (amounts in thousands):

	December 31, 2022	March 31, 2022
Deferred tax asset:
Net operating loss carryforwards	$—	$—
Interest	220	185
Total deferred tax asset	220	185
Deferred tax liabilities:
Net unrealized appreciation on investments	(10,911)	(4,899)
Net basis differences in portfolio investments	(736)	(1,033)
Total deferred tax liabilities	(11,647)	(5,932)
Total net deferred tax (liabilities) assets	$(11,427)	$(5,747)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended December 31, 2022, we recognized a net income tax benefit of $0.7 million, principally consisting of a $0.2 million accrual for U.S. federal excise tax and $0.9 million of tax benefit relating to the Taxable Subsidiary. For the nine months ended December 31, 2022, we recognized a net income tax benefit of $20.6 thousand, principally consisting of a $0.5 million accrual for U.S. federal excise tax and a $0.5 million tax benefit relating to the Taxable Subsidiary. For the three months ended December 31, 2021, we recognized a net income tax benefit of $0.1 million, principally consisting of a $0.1 million accrual for U.S. federal excise tax and a $0.2 million tax benefit relating to the Taxable Subsidiary. For the nine months ended December 31, 2021, we recognized a net income tax provision of $0.6 million, principally consisting of a $0.2 million accrual for U.S. federal excise tax and a $0.4 million tax provision relating to the Taxable Subsidiary.

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

The following table sets forth the significant components of income tax provision as of December 31, 2022 and 2021 (amounts in thousands):

	Nine Months Ended December 31,
Components of Income Tax Provision	2022	2021
Excise tax	$468	$191
Tax (benefit) provision related to Taxable Subsidiary	(488)	457
Total income tax (benefit) provision	$(20)	$648

7.    SHAREHOLDERS' EQUITY

Public Equity Offering

On November 17, 2022, the Company completed an underwritten public equity offering of 2,534,436 shares of common stock, including shares issuable pursuant to the underwriters' option to purchase additional shares, at a public offering price of $18.15 per share, raising $46.0 million of gross proceeds. Net proceeds were $44.1 million after deducting underwriting discounts and offering expenses.

Equity ATM Program

On March 4, 2019, the Company established the Equity ATM Program, pursuant to which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50,000,000. On February 4, 2020, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $100,000,000 from $50,000,000 and (ii) added two additional sales agents to the Equity ATM Program. On May 26, 2021, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $250,000,000 from $100,000,000 and (ii) reduced the commission paid to the sales agents for the Equity ATM Program to 1.5% from 2.0% of the gross sales price of shares of the Company's common stock sold through the sales agents pursuant to the Equity ATM Program on and after May 26, 2021. On August 2, 2022, the Company increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $650,000,000 from $250,000,000.

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended December 31,
	2022	2021
Number of shares sold	3,264,878	616,156
Gross proceeds received (in thousands)	$58,324	$16,000
Net proceeds received (in thousands)[1]	$57,449	$15,760
Weighted average price per share	$17.86	$25.97

	Nine Months Ended December 31,
	2022	2021
Number of shares sold	6,909,446	2,834,734
Gross proceeds received (in thousands)	$131,990	$74,463
Net proceeds received (in thousands)[1]	$130,010	$73,347
Weighted average price per share	$19.10	$26.27

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses. As of December 31, 2022, $2.7 million remained receivable and is included in other receivables in the Consolidated Statement of Assets and Liabilities. As of December 31, 2021, no proceeds remained receivable.

Cumulative to date, the Company has sold 15,087,106 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.91, raising $315.5 million of gross proceeds. Net proceeds were $310.3 million after commissions to the sales agents on shares sold. As of December 31, 2022, the Company has $334.5 million available under the Equity ATM Program.

Share Repurchases

The right to grant restricted stock awards under the 2010 Plan terminated on July 18, 2021, ten years after the date that the 2010 Plan was approved by the Company’s shareholders pursuant to its terms. In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the 2021 Employee Plan, which became effective on July 28, 2021, as part of the compensation package for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. On July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan.

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

	Three Months Ended December 31,
	2022	2021
Number of shares repurchased	19,917	31,492
Aggregate cost of shares repurchased (in thousands)	$380	$862
Weighted average price per share	$19.09	$27.38

	Nine Months Ended December 31,
	2022	2021
Number of shares repurchased	49,590	52,124
Aggregate cost of shares repurchased (in thousands)	$1,021	$1,408
Weighted average price per share	$20.59	$27.01

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

In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of December 31, 2022, there are 1,002,633 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Company's Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of December 31, 2022, there are 107,895 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

During the three months ended December 31, 2022 and 2021, we recognized total share based compensation expense of $1.0 million (of which $62.9 thousand was related to restricted stock issued to non-employee directors) and $0.8 million, respectively, related to the restricted stock issued. During the nine months ended December 31, 2022 and 2021, we recognized total share based compensation expense of $2.9 million (of which $98.4 thousand was related to restricted stock issued to non-employee directors) and $2.8 million, respectively, related to the restricted stock issued.

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

As of December 31, 2022, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $8.0 million, which will be amortized over the weighted-average vesting period of approximately 2.6 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of December 31, 2022:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2022	395,993	$21.48	2.4
Granted	199,042	21.25	3.4
Vested	(148,774)	20.49	—
Forfeited	(4,925)	23.52	—
Unvested at December 31, 2022	441,336	$21.48	2.6

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of December 31, 2022:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2022	—	$—	0
Granted	12,105	20.66	0.6
Vested	—	—	—
Forfeited	—	—	—
Unvested at December 31, 2022	12,105	$20.66	0.6

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended December 31, 2022 and 2021, we made matching contributions of approximately $28.6 thousand and $25.9 thousand, respectively. During the nine months ended December 31, 2022 and 2021, we made matching contributions of approximately $158.1 thousand and $133.9 thousand, respectively.

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

The balances of unused commitments to extend financing as of December 31, 2022 and March 31, 2022 were as follows (amounts in thousands):

	December 31,	March 31,
Portfolio Company	2022	2022
Revolving Loans
Acacia BuyerCo V LLC	$2,000	$—
Acceleration, LLC	5,000	—
Air Conditioning Specialist, Inc.	1,000	1,000
American Teleconferencing Services, Ltd. (DBA Premiere Global Services, Inc.)	148	117
ArborWorks, LLC	1,000	3,000
ATS Operating, LLC	2,500	1,500
Cadmium, LLC	—	308
Catbird NYC, LLC	4,000	4,000
Central Medical Supply LLC	1,200	1,200
Dynamic Communities, LLC	—	500
Exact Borrower, LLC	2,500	—
Fast Sandwich, LLC	—	3,100
FM Sylvan, Inc.	10,000	—
Gains Intermediate, LLC	2,500	—
GrammaTech, Inc.	2,500	2,500
GS Operating, LLC	—	1,540
Gulf Pacific Acquisition, LLC	757	—
ISI Enterprises, LLC	1,200	1,200
ITA Holdings Group, LLC	—	1,250
Klein Hersh, LLC	—	938
Lash OpCo, LLC	247	481
Lighting Retrofit International, LLC (DBA Envocore)	2,083	2,083
Lightning Intermediate II, LLC	1,852	—
Mako Steel LP	283	943
Microbe Formulas LLC	1,627	—
Muenster Milling Company, LLC	7,000	5,000
NeuroPsychiatric Hospitals, LLC	600	600
New Skinny Mixes, LLC	4,000	—
NinjaTrader, Inc.	2,500	2,500
NWN Parent Holdings, LLC	90	1,380
Opco Borrower, LLC (DBA Giving Home Health Care)	667	—
Outerbox, LLC	2,000	—

	December 31,	March 31,
Portfolio Company	2022	2022
Pipeline Technique Ltd.	3,333	—
Roof OpCo, LLC	1,833	3,056
Roseland Management, LLC	1,425	1,425
RTIC Subsidiary Holdings LLC	822	—
Shearwater Research, Inc.	2,446	2,446
SIB Holdings, LLC	205	655
South Coast Terminals LLC	1,935	1,935
Spotlight AR, LLC	2,000	2,000
Student Resource Center, LLC	—	1,333
Systec Corporation (DBA Inspire Automation)	1,500	1,150
Versicare Management LLC	2,500	—
Wall Street Prep, Inc.	1,000	1,000
Well-Foam, Inc.	4,500	4,500
Winter Services Operations, LLC	4,444	2,000
Zenfolio Inc.	—	1,000
Total Revolving Loans	87,197	57,640
Delayed Draw Term Loans
Acacia BuyerCo V LLC	10,000	—
Acceleration, LLC	5,000	—
Central Medical Supply LLC	1,400	1,400
CityVet Inc.	—	7,000
Exact Borrower, LLC	2,500	—
Flip Electronics, LLC	—	2,818
FoodPharma Subsidiary Holdings, LLC	—	5,470
Gains Intermediate, LLC	17,000	—
GS Operating, LLC	—	3,205
Gulf Pacific Acquisition, LLC	1,515	—
Infolinks Media Buyco, LLC	2,250	2,250
KMS, LLC	2,286	4,571
Lash OpCo, LLC	—	2,846
Muenster Milling Company, LLC	—	6,000
NeuroPsychiatric Hospitals, LLC	—	10,000
New Skinny Mixes, LLC	3,000	—
NinjaTrader, Inc.	4,692	4,692
Roof OpCo, LLC	—	4,644
Shearwater Research, Inc.	—	3,262
SIB Holdings, LLC	—	1,871
STATinMED, LLC	119	—
Systec Corporation (DBA Inspire Automation)	3,000	3,000
US CourtScript Holdings, Inc.	5,000	—
Versicare Management LLC	5,000	—
Winter Services Operations, LLC	4,444	4,444
Zips Car Wash, LLC - B	—	3,801

	December 31,	March 31,
Portfolio Company	2022	2022
Total Delayed Draw Term Loans	67,206	71,274
Other
Catbird NYC, LLC	125	125
Infolinks Media Buyco, LLC	412	412
I-45 SLF LLC	4,800	4,800
Total Other	5,337	5,337
Total unused commitments to extend financing	$159,740	$134,251

As of December 31, 2022, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2022, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2023, $0.2 million expire in April 2023, and $0.3 million expire in August 2023. As of December 31, 2022, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

ASC 842 indicates that an ROU asset and lease liability should be recorded based on the effective date. As such, CSWC recorded an ROU asset, which is included in other assets on the Consolidated Statements of Assets and Liabilities, and a lease liability, which is included in other liabilities on the Consolidated Statements of Assets and Liabilities, as of February 1, 2022. The Company has recorded lease expense on a straight-line basis.

Total lease expense incurred for the three and nine months ended December 31, 2022 was $63.1 thousand and $189.2 thousand, respectively. For the three and nine months ended December 31, 2021, total lease expense incurred was $58.1 thousand and $174.4 thousand, respectively. As of December 31, 2022, the asset related to the operating lease was $1.9 million and the lease liability was $2.9 million. As of December 31, 2022, the remaining lease term was 9.8 years and the discount rate was 6.89%.

The following table shows future minimum payments under the Company's operating leases as of December 31, 2022 (in thousands):

Year ending March 31,	Rent Commitment
2023	$92
2024	406
2025	416
2026	426
2027	436
Thereafter	2,578
Total	$4,354

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

During each of the three and nine months ended December 31, 2022 and 2021, we did not receive any management fees from our portfolio companies. As of December 31, 2022 and March 31, 2022, we had dividends receivable from I-45 SLF LLC of $1.9 million and $1.7 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities. Additionally, we recognized administrative fee income from I-45 SLF LLC of $25.0 thousand and $75.0 thousand, respectively, for the three and nine months ended December 31, 2022, which were included in fee income on the Consolidated Statement of Operations.

12.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three and nine months ended December 31, 2022 and 2021 (share amounts presented in thousands).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Per Share Data:	2022	2021	2022	2021
Investment income[1]	$1.04	$0.95	$2.90	$2.73
Operating expenses[1]	(0.44)	(0.44)	(1.26)	(1.33)
Income taxes[1]	0.02	—	—	(0.03)
Net investment income[1]	0.62	0.51	1.64	1.37
Net realized (loss) gain, net of tax[1]	(0.36)	0.12	(0.62)	0.23
Net unrealized appreciation (depreciation) on investments, net of tax[1]	(0.17)	(0.09)	(0.49)	0.19
Realized loss on extinguishment of debt[1]	—	—	—	(0.76)
Total increase (decrease) from investment operations	0.09	0.54	0.53	1.03
Accretive effect of share issuances and repurchases	0.17	0.24	0.43	1.17
Dividends to shareholders	(0.57)	(0.97)	(1.70)	(2.04)
Issuance of restricted stock[1,2]	—	—	(0.14)	(0.10)
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(0.01)	(0.01)	(0.03)
Share based compensation expense	0.03	0.04	0.10	0.12
Other[3]	—	(0.01)	0.18	0.03
(Decrease) increase in net asset value	(0.28)	(0.17)	(0.61)	0.18
Net asset value
Beginning of period	16.53	16.36	16.86	16.01
End of period	$16.25	$16.19	$16.25	$16.19

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	2.69%	2.71%	7.56%	8.09%
Ratio of net investment income to average net assets[4]	3.71%	3.08%	9.78%	8.31%
Portfolio turnover	2.19%	19.44%	11.04%	30.11%
Total investment return[4,5]	4.31%	4.25%	(20.95)%	23.51%
Total return based on change in NAV[4,6]	1.75%	4.89%	6.47%	13.87%

Per share market value at the end of the period	$17.10	$25.28	$17.10	$25.28
Weighted-average basic and diluted shares outstanding	31,381	23,433	28,304	22,394
Common shares outstanding at end of period	34,559	23,926	34,559	23,926

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

On March 25, 2021, I-45 SLF LLC declared a return of capital dividend to its members in the amount of $10.0 million. As of December 31, 2022, total funded equity capital totaled $95.0 million, consisting of $76.0 million from CSWC and $19.0 million from Main Street. CSWC owns 80% of I-45 SLF LLC and has a current profits interest of 78.25%, while Main Street owns 20% and has a current profits interest of 21.75%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street.

As of December 31, 2022 and March 31, 2022, I-45 SLF LLC had total assets of $166.2 million and $189.1 million, respectively. I-45 SLF LLC had approximately $161.0 million and $176.7 million of total investments at fair value as of December 31, 2022 and March 31, 2022, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. During the three months ended December 31, 2022, I-45 SLF LLC declared a total dividend of $2.4 million of which $1.9 million was paid to CSWC in January 2023.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. The I-45 credit facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. In November 2019, the I-45 credit facility was amended to extend the maturity to November 2024 and to reduce the interest rate on borrowings to LIBOR plus 2.25% per annum. On April 30, 2020, the I-45 credit facility was amended to permanently reduce the I-45 credit facility amount through a prepayment of $15.0 million and to change the minimum utilization requirements. In March 2021, the I-45 credit facility was amended to extend the maturity to March 25, 2026 and to reduce the interest rate on borrowings to LIBOR plus 2.15%. Under the I-45 credit facility, $104.0 million has been drawn as of December 31, 2022.

Below is certain summarized financial information for I-45 SLF LLC as of December 31, 2022 and March 31, 2022 and for the three and nine months ended December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022	March 31, 2022
Selected Balance Sheet Information:
Investments, at fair value (cost $184,529 and $187,714)	$160,998	$176,704
Cash and cash equivalents	2,794	9,949
Interest receivable	1,343	850
Accounts receivable	269	123
Deferred financing costs and other assets	831	1,518
Total assets	$166,235	$189,144

Senior credit facility payable	$104,000	$114,500
Other liabilities	2,654	2,596
Total liabilities	$106,654	$117,096
Members’ equity	59,581	72,048
Total liabilities and members' equity	$166,235	$189,144

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Selected Statement of Operations Information:
Total revenues	$4,648	$3,114	$12,217	$9,262
Total expenses	(2,195)	(1,023)	(5,253)	(3,041)
Net investment income	2,453	2,091	6,964	6,221
Net unrealized depreciation	(4,031)	(2,405)	(12,522)	(3,603)
Net realized (losses) gains	(29)	58	42	231
Net (decrease) increase in members’ equity resulting from operations	$(1,607)	$(256)	$(5,516)	$2,849

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of December 31, 2022 and March 31, 2022 (in thousands):

I-45 SLF LLC Loan Portfolio as of December 31, 2022

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC New Holdco Inc.	Healthcare services	First Lien	6/25/2025	18.00% PIK	$2,140	$2,140	$2,108
		304,075 shares common stock	—	—	—	1,449	581
		Warrants (Expiration - December 11, 2025)	—	—	—	482	193
ADS Tactical, Inc.	Aerospace & defense	First Lien	3/19/2026	L+5.75% (Floor 1.00%)	6,142	6,052	5,528
American Teleconferencing Services, Ltd.[3]	Telecommunications	Revolving Loan	1/31/2023	P+5.50% (Floor 2.00%)	992	986	56
		First Lien	6/8/2023	P+5.50% (Floor 2.00%)	5,597	5,566	315
ATX Networks (Toronto) Corporation	Technology products & components	First Lien	9/1/2026	L+7.50%, (Floor 1.00%)	2,276	2,270	2,128
		Senior Subordinated Debt	9/1/2028	10.00% PIK	1,136	1,136	869
		196 Class A units	—	—	—	—	1,218
Burning Glass Intermediate Holding Company, Inc.	Software & IT services	Revolving Loan[4]	6/10/2028	L+5.00% (Floor 1.00%)	—	(5)	—
		First Lien	6/10/2028	L+5.00% (Floor 1.00%)	3,165	3,119	3,165
Corel Inc.	Software & IT services	First Lien	7/2/2026	L+5.00%	6,531	6,392	6,104
Emerald Technologies (U.S.) Acquisitionco, Inc.	Technology products & components	First Lien	12/29/2027	SOFR+6.25% (Floor 1.00%)	4,514	4,456	4,284
Evergreen AcqCo 1 LP	Consumer products & retail	First Lien	4/26/2028	SOFR+5.50% (Floor 0.75%)	8,117	8,009	7,867
Evergreen North America Acquisitions, LLC	Industrial services	First Lien	8/13/2026	L+6.75% (Floor 1.00%)	6,690	6,586	6,689
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	SOFR+5.25%	6,787	6,758	6,447
Infogain Corporation	Software & IT services	First Lien	7/28/2028	SOFR+5.75% (Floor 1.00%)	4,748	4,688	4,748
InfoGroup Inc.	Software & IT services	First Lien	4/3/2023	L+5.00% (Floor 1.00%)	2,828	2,826	2,354

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Integro Parent Inc.	Business services	First Lien	5/8/2023	SOFR+12.50% PIK (Floor 1.00%)	397	397	361
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	6,625	6,575	5,118
Inventus Power, Inc.	Technology products & components	First Lien	3/29/2024	SOFR+5.00% (Floor 1.00%)	6,878	6,847	6,809
INW Manufacturing, LLC	Food, agriculture, & beverage	First Lien	3/25/2027	L+5.75% (Floor 0.75%)	2,813	2,746	2,405
Isagenix International, LLC[3]	Consumer products & retail	First Lien	6/14/2025	L+7.75% (Floor 1.00%)	1,650	1,641	502
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	SOFR+5.50%	5,611	5,595	5,415
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	SOFR+7.25% (Floor 1.00%)	10,073	10,024	10,003
Lash OpCo, LLC	Consumer products & retail	First Lien	3/18/2026	L+7.00% (Floor 1.00%)	6,128	6,007	5,981
Lift Brands, Inc.	Consumer services	Tranche A	6/29/2025	L+7.50% (Floor 1.00%)	2,483	2,483	2,409
		Tranche B	6/29/2025	9.50%	592	592	533
		Tranche C	6/29/2025	—	565	565	508
		1,051 shares common stock	—	—	—	749	553
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	6,894	6,846	6,653
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	4,443	4,430	3,666
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%)	4,491	4,459	4,401
National Credit Care	Consumer services	First Lien - Term Loan A	12/23/2026	L+6.50% (Floor 1.00%)	2,159	2,123	2,144
		First Lien - Term Loan B	12/23/2026	L+7.50% (Floor 1.00%)	2,159	2,123	2,144
NBG Acquisition, Inc.	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,606	2,593	847
NinjaTrader, Inc.	Financial services	First Lien	12/18/2024	L+6.25% (Floor 1.00%)	5,000	4,931	4,975
Research Now Group, Inc.	Business services	First Lien	12/20/2024	L+5.50% (Floor 1.00%)	5,889	5,847	4,458
Retail Services WIS Corporation	Business services	First Lien	5/20/2025	L+7.75% (Floor 1.00%)	2,864	2,827	2,807
SIB Holdings, LLC	Business services	First Lien	10/29/2026	L+6.25% (Floor 1.00%)	2,948	2,900	2,859

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Stellant Midco, LLC	Aerospace & defense	First Lien	10/2/2028	SOFR+5.50% (Floor 0.75%)	2,271	2,252	2,135
Tacala, LLC	Consumer products & retail	First Lien	2/5/2027	L+3.50% (Floor 0.75%)	992	950	957
		Second Lien	2/4/2028	L+7.50% (Floor 0.75%)	6,000	5,956	5,468
TEAM Services Group, LLC	Healthcare services	First Lien	12/20/2027	L+5.00% (Floor 1.00%)	6,637	6,597	6,338
UniTek Global Services, Inc.	Telecommunications	First Lien	8/20/2024	SOFR+5.50%, 2.00% PIK (Floor 1.00%)	2,853	2,845	2,692
U.S. TelePacific Corp.	Telecommunications	First Lien	5/1/2026	SOFR+1.00%, 7.25% PIK (Floor 1.00%)	5,532	5,532	2,068
Veregy Consolidated, Inc.	Environmental services	First Lien	11/3/2027	L+6.00% (Floor 1.00%)	1,960	1,956	1,715
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,340	3,308	2,605
Wahoo Fitness Acquisition, LLC	Consumer products & retail	First Lien	8/14/2028	SOFR+5.75% (Floor 1.00%)	4,875	4,751	2,803
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2024	L+5.50% (Floor 1.00%)	4,188	4,172	4,012
Total Investments						$184,529	$160,998

1Represents the interest rate as of December 31, 2022. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or Secured Overnight Financing Rate ("SOFR"), which reset daily, monthly, quarterly, or semiannually. For each investment, the Company has provided the spread over LIBOR, Prime, or SOFR in effect at December 31, 2022. Certain investments are subject to an interest rate floor.
2Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
3Investment is on non-accrual status as of December 31, 2022, meaning the Company has ceased to recognize interest income on the investment.
4The investment has approximately $0.4 million in an unfunded revolving loan commitment as of December 31, 2022.

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

14.    SUBSEQUENT EVENTS

On January 25, 2023, the Board of Directors declared a total dividend of $0.58 per share, comprised of a regular dividend of $0.53 and a supplemental dividend of $0.05, for the quarter ending March 31, 2023. The record date for the dividend is March 15, 2023. The payment date for the dividend is March 31, 2023.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Nine Months Ended December 31, 2022
(amounts in thousands)

Portfolio Company	Type of Investment (1)	December 31, 2022 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2022	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2022
Control Investments
I-45 SLF LLC	80% LLC equity interest	$—	$5,439	$57,603	$—	$—	$—	$(9,978)	$47,625
Total Control Investments		$—	$5,439	$57,603	$—	$—	$—	$(9,978)	$47,625

Affiliate Investments
Air Conditioning Specialists, Inc.	Revolving Loan	$—	$12	$—	$603	$(600)	$—	$(3)	$—
	First Lien	25,101	1,137	12,535	12,221	(106)	—	451	25,101
	766,738.93 Preferred Units	—	—	634	186	—	—	382	1,202
Catbird NYC, LLC	Revolving Loan	—	27	—	12	—	—	(12)	—
	First Lien	15,600	1,164	15,884	44	(300)	—	(28)	15,600
	1,000,000 Class A Units	—	72	1,221	—	—	—	437	1,658
	500,000 Class B Units	—	29	572	—	—	—	142	714
Central Medical Supply LLC	Revolving Loan	300	36	290	5	—	—	(2)	293
	First Lien	7,500	685	7,260	21	—	—	46	7,327
	Delayed Draw Term Loan	100	19	97	5	—	—	(4)	98
	1,380,500 Preferred Units	—	—	641	—	—	—	(284)	357
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	—	924	—	—	—	1,969	2,893
Delphi Intermediate Healthco LLC	First Lien	1,649	108	1,402	108	—	—	(1,510)	—
	First Lien	1,829	98	1,472	97	—	—	(1,569)	—
	Protective Advance	1,448	79	526	922	—	—	(362)	1,086
	1,681.04 Common Units	—	—	2,460	—	—	—	(2,460)	—

Portfolio Company	Type of Investment (1)	December 31, 2022 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2022	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2022
Dynamic Communities, LLC	Revolving Loan	—	1	—	—	—	1	(1)	—
	First Lien	—	286	10,323	12	(11,159)	—	824	—
	First Lien - Term Loan A	3,759	163	—	9,467	(4,604)	(1,124)	—	3,739
	First Lien - Term Loan B	3,761	14	—	9,318	(4,484)	(1,095)	—	3,739
	Senior subordinated debt	—	41	650	41	(587)	(104)	—	—
	2,000,000 Preferred units	—	—	1,274	—	—	(2,000)	726	—
	250,000 Class A Preferred units	—	—	—	250	—	—	375	625
	5,435,211.03 Class B Preferred units	—	—	—	2,218	—	—	—	2,218
	255,984.22 Class C Preferred units	—	—	—	—	—	—	—	—
	2,500,000 Common units	—	—	—	—	—	—	—	—
GrammaTech, Inc.	Revolving Loan	—	7	—	7	—	—	(7)	—
	First Lien	10,031	970	9,775	58	(1,500)	15	680	9,028
	1,000 Class A units	—	—	674	—	—	—	(330)	344
	247.54 Class A-1 units	—	—	38	191	—	—	(144)	85
ITA Holdings Group, LLC	Revolving loan	7,000	499	750	6,208	—	—	42	7,000
	First Lien - Term Loan	10,086	885	10,041	64	—	—	21	10,126
	First Lien - Term Loan B	5,043	555	5,061	29	—	—	(22)	5,068
	First Lien - PIK Note A	3,189	437	2,959	430	—	—	(266)	3,123
	First Lien - PIK Note B	126	9	117	9	—	—	(3)	123
	Warrants	—	—	3,199	—	—	—	656	3,855
	9.25% Class A membership interest	—	—	3,063	—	—	—	988	4,051

Portfolio Company	Type of Investment (1)	December 31, 2022 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2022	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2022
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	—	31	—	833	(833)	—	—	—
	First Lien	5,156	297	4,780	—	(39)	—	415	5,156
	Second Lien	5,208	—	3,104	—	—	—	(729)	2,375
	208,333.3333 Series A Preferred units	—	—	—	—	—	—	—	—
	203,124.9999 Common units	—	—	—	—	—	—	—	—
Outerbox, LLC	Revolving Loan	—	6	—	(26)	—	—	26	—
	First Lien	10,800	616	—	10,653	—	—	93	10,746
	5,000 Class A common units	—	—	—	500	—	—	—	500
Roseland Management, LLC	Revolving Loan	575	61	575	5	—	—	(39)	541
	First Lien	14,557	1,314	14,125	586	(109)	—	(904)	13,698
	1,100 Class A-1 units	—	—	—	66	—	—	134	200
	16,084 Class A units	—	—	1,905	—	—	—	(949)	956
SIMR, LLC	First Lien	—	—	10,588	191	(13,081)	(211)	2,513	—
	First Lien - Incremental	—	—	—	191	(191)	—	—	—
	9,374,510.2 Class B Common Units	—	—	—	—	—	(6,107)	6,107	—
	904,903.31 Class W Units	—	—	—	—	—	—	—	—
Sonobi, Inc.	500,000 Class A Common units	—	—	2,960	—	—	—	(939)	2,021
STATinMED, LLC	First Lien	7,039	444	—	7,230	(191)	—	—	7,039
	Delayed Draw Term Loan	119	—	—	117	—	—	2	119
	4,718.62 Class A Preferred Units	—	—	—	4,838	—	—	(214)	4,624
	37,807.58 Class B Preferred Units	—	—	—	1,400	—	—	(61)	1,339
Student Resource Center LLC	First Lien	8,889	2	—	8,720	—	—	—	8,720
	10,502,487.46 Preferred units	—	—	—	5,845	—	—	—	5,845
	2,000,000 Preferred units	—	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (1)	December 31, 2022 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2022	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2022
Total Affiliate Investments		$148,865	$10,104	$131,879	$83,675	$(37,784)	(10,625)	$6,187	$173,332
Total Control & Affiliate Investments		$148,865	$15,543	$189,482	$83,675	$(37,784)	$(10,625)	$(3,791)	$220,957

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the nine months ended December 31, 2022 and 2021, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.89% and 2.73%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2022 and March 31, 2022, our investment portfolio at fair value represented approximately 95.7% and 96.2% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — Fair Value Measurements in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors is responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of December 31, 2022 and March 31, 2022 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2022, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.4% of its cost. As of March 31, 2022, investments on non-accrual status represented approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and certain lenders. Many of these agreements include an alternative successor rate or language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies and certain lenders to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. On December 21, 2022, the FASB issued ASU 2022-06 "Reference rate reform (Topic 848)—Deferral of the Sunset Date of Topic 848," which defers the sunset date of ASC 848 until December 31, 2024. ASU 2022-06 became effective upon issuance. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, except for hedging transactions as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company does not believe it will have a material impact on its consolidated financial statements or its disclosure and did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended December 31, 2022.

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

INVESTMENT PORTFOLIO COMPOSITION

The total value of our investment portfolio was $1,150.0 million as of December 31, 2022, as compared to $936.6 million as of March 31, 2022. As of December 31, 2022, we had investments in 82 portfolio companies with an aggregate cost of $1,159.7 million. As of March 31, 2022, we had investments in 73 portfolio companies with an aggregate cost of $938.3 million.

As of December 31, 2022 and March 31, 2022, approximately $957.4 million, or 96.7%, and $772.7 million, or 97.3%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% were subject to contractual minimum interest rates. As of both December 31, 2022 and March 31, 2022, the weighted average contractual minimum interest rate is 1.14% and 1.08%, respectively. As of December 31, 2022 and March 31, 2022, approximately $32.9 million, or 3.3%, and $21.1 million, or 2.7%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in portfolio companies as of December 31, 2022 and March 31, 2022 (excluding our investment in I-45 SLF LLC):

	December 31, 2022	March 31, 2022
	(dollars in thousands)
Number of portfolio companies (a)	81	72
Fair value	$1,102,421	$879,011
Cost	$1,083,712	$862,303
% of portfolio at fair value - debt	89.8%	90.3%
% of portfolio at fair value - equity	10.2%	9.7%
% of investments at fair value secured by first lien	86.5%	84.2%
Weighted average annual effective yield on debt investments (b)	12.0%	9.3%
Weighted average annual effective yield on total investments (c)	11.7%	9.0%
Weighted average EBITDA (d)	$22,102	$20,889
Weighted average leverage through CSWC security (e)	3.6x	4.0x

(a)At December 31, 2022 and March 31, 2022, we had equity ownership in approximately 59.3% and 56.9%, respectively, of our investments.
(b)The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of December 31, 2022 and March 31, 2022, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of December 31, 2022, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.4% of its cost. As of March 31, 2022, investments on non-accrual status represented approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)The weighted average annual effective yields on total investments were calculated by dividing total investment income, exclusive of non-recurring fees, by average total investments at fair value.
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the quarter ended December 31, 2022, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2022, three portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the quarter ended December 31, 2022, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2022, three portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
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

As the COVID-19 pandemic continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic (including any new variants of COVID-19) on our portfolio companies, our due diligence and underwriting processes, and financial markets. The operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments.

We also have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including rapidly rising interest rates), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations). In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities, and we have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of December 31, 2022 and March 31, 2022:

	As of December 31, 2022
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$118,016	11.9%
2	823,966	83.2
3	47,993	4.8
4	323	0.1
Total	$990,298	100.0%

	As of March 31, 2022
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$124,192	15.6%
2	632,675	79.7
3	36,648	4.6
4	319	0.1
Total	$793,834	100.0%

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

As of December 31, 2022, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.4% of its cost. As of March 31, 2022, investments on non-accrual status represented approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost.

Investment Activity

During the nine months ended December 31, 2022, we made new debt investments totaling $221.3 million, follow-on debt investments totaling $85.4 million, and equity investments totaling $7.9 million. We received contractual principal repayments totaling approximately $18.4 million and full prepayments of approximately $72.6 million. We funded $28.8 million on revolving loans and received $17.7 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $3.4 million.

During the nine months ended December 31, 2021, we made new debt investments totaling $350.3 million, follow-on debt investments totaling $29.5 million, and equity investments totaling $11.8 million. We also funded $3.2 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $11.7 million and full prepayments of approximately $209.8 million. We funded $15.3 million on revolving loans and received $5.1 million in repayments on revolving loans. In addition, we received proceeds from sales of investments totaling $11.9 million.

Total portfolio investment activity for the nine months ended December 31, 2022 and 2021 was as follows (dollars in thousands):

Nine months ended December 31, 2022	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$739,872	$52,645	$1,317	$85,177	$57,603	$936,614
New investments	332,391	2,735	385	7,891	—	343,402
Proceeds from sales of investments	—	(692)	—	(2,664)	—	(3,356)
Principal repayments received	(96,475)	(12,239)	—	—	—	(108,714)
Conversion of security	(13,715)	—	(587)	14,302	—	—
PIK interest earned	3,512	314	65	—	—	3,891
Accretion of loan discounts	2,678	195	—	—	—	2,873
Realized (loss) gain	(5,083)	(2,240)	(104)	(9,260)	—	(16,687)
Unrealized gain (loss)	(9,180)	(5,272)	(224)	16,677	(9,978)	(7,977)
Fair value, end of period	$954,000	$35,446	$852	$112,123	$47,625	$1,150,046

Nine months ended December 31, 2021	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$524,161	$36,919	$11,534	$58,660	$57,158	$688,432
New investments	376,192	18,669	237	11,768	3,200	410,066
Proceeds from sales of investments	—	(53)	—	(11,881)	—	(11,934)
Principal repayments received	(219,454)	(7,152)	—	—	—	(226,606)
Conversion of security	(4,683)	5,208	—	(525)	—	—
PIK interest earned	1,994	1,079	477	—	—	3,550
Accretion of loan discounts	1,972	172	33	—	—	2,177
Realized gain	(580)	(2,274)	—	8,845	—	5,991
Unrealized gain (loss)	(418)	483	165	7,628	(2,769)	5,089
Fair value, end of period	$679,184	$53,051	$12,446	$74,495	$57,589	$876,765

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

Comparison of three months ended December 31, 2022 and December 31, 2021

	Three Months Ended
	December 31,		Net Change
	2022	2021	Amount	%
	(in thousands)
Total investment income	$32,766	$22,311	$10,455	46.9%
Interest expense	(7,937)	(4,655)	(3,282)	70.5%
Other operating expenses	(6,150)	(5,819)	(331)	5.7%
Income before taxes	18,679	11,837	6,842	57.8%
Income tax benefit	(746)	(62)	(684)	1,103.2%
Net investment income	19,425	11,899	7,526	63.2%
Net realized (loss) gain on investments, net of tax	(11,086)	2,715	(13,801)	(508.3)%
Net unrealized (depreciation) appreciation on investments, net of tax	(5,390)	(2,054)	(3,336)	(162.4)%
Net increase (decrease) in net assets from operations	$2,949	$12,560	$(9,611)	(76.5)%

Investment Income

Total investment income consisted of interest income, dividend income, fee income and other income for each applicable period. For the three months ended December 31, 2022, we reported investment income of $32.8 million, a $10.5 million, or 46.9%, increase as compared to the three months ended December 31, 2021. The increase was primarily due to an $11.4 million increase in interest income generated from our debt investments due to a 34.4% increase in the cost basis of debt investments held by us from $754.0 million to $1,013.4 million year-over-year, partially offset by a decrease in fee income of $1.7 million due to more non-recurring fees received in the prior quarter.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended December 31, 2022, our total interest expense was $7.9 million, an increase of $3.3 million, as compared to the total interest expense of $4.7 million for the three months ended December 31, 2021. The increase was primarily attributable to an increase in average borrowings outstanding and an increase in the weighted average interest rate on our total debt from 3.18% to 4.69% for the three months ended December 31, 2021 and

December 31, 2022, respectively. This increase in the weighted average interest rate was primarily due to an increase to the base rate on our Credit Facility.

Salaries, General and Administrative Expenses

For the three months ended December 31, 2022, our total employee compensation expense (including both cash and share-based compensation) increased by $0.2 million, or 4.1%, as compared to the total employee compensation expense for the three months ended December 31, 2021. For the three months ended December 31, 2022, our total general and administrative expense was $1.8 million, an increase of $0.2 million or 9.9%, as compared to the total general and administrative expense of $1.6 million for the three months ended December 31, 2021. The increase was due to individually immaterial increases across several general operating expenses.

Net Investment Income

For the three months ended December 31, 2022, income before taxes increased by $6.8 million, or 57.8%. Net investment income increased from the prior year period by $7.5 million, or 63.2%, to $19.4 million as a result of a $10.5 million increase in total investment income and a $0.7 million increase in income tax benefit, partially offset by a $3.3 million increase in interest expense.

Net Realized and Unrealized Gains (Losses) on Investments

During the three months ended December 31, 2022, we recognized net realized and unrealized losses totaling $16.5 million, which primarily consisted of net realized and unrealized losses on debt investments of $8.5 million, our investment in I-45 SLF LLC of $3.3 million and equity investments of $1.2 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded an income tax provision related to realized gains on investments of $0.1 million and net unrealized depreciation related to deferred tax of $3.4 million associated with the Taxable Subsidiary.

During the three months ended December 31, 2021, we recognized net realized and unrealized gains totaling $0.7 million, which primarily consisted of net realized and unrealized gains on equity investments of $5.5 million, partially offset by net realized and unrealized losses on debt investments of $2.1 million and our investment in I-45 SLF LLC of $2.0 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded an income tax provision related to realized gains on investments of $1.4 million and net unrealized appreciation related to deferred tax associated with the Taxable Subsidiary of $0.7 million.

Comparison of nine months ended December 31, 2022 and December 31, 2021

	Nine Months Ended
	December 31,		Net Change
	2022	2021	Amount	%
	(in thousands)
Total investment income	$82,108	$61,186	$20,922	34.2%
Interest expense	(20,050)	(15,015)	(5,035)	33.5%
Other operating expenses	(15,771)	(14,855)	(916)	6.2%
Income before taxes	46,287	31,316	14,971	47.8%
Income tax (benefit) provision	(20)	648	(668)	(103.1)%
Net investment income	46,307	30,668	15,639	51.0%
Net realized (loss) gain on investments, net of tax	(17,401)	5,259	(22,660)	(430.9)%
Net unrealized (depreciation) appreciation on investments, net of tax	(13,989)	4,306	(18,295)	(424.9)%
Realized loss on extinguishment of debt	—	(17,087)	17,087	(100.0)%
Net increase in net assets from operations	$14,917	$23,146	$(8,229)	(35.6)%

Investment Income

Total investment income consisted of interest income, dividend income, fee income and other income for each applicable period. For the nine months ended December 31, 2022, we reported investment income of $82.1 million, a $20.9 million, or 34.2%, increase as compared to the nine months ended December 31, 2021. The increase was primarily due to a $21.3 million increase in interest income generated from our debt investments due to a 34.4% increase in the cost basis of debt investments held by us from $754.0 million to $1,013.4 million year-over-year, partially offset by a decrease of $1.1 million in fee income.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the nine months ended December 31, 2022, our total interest expense was $20.1 million, an increase of $5.0 million, as compared to the total interest expense of $15.0 million for the nine months ended December 31, 2021. The increase was primarily attributable to an increase in average borrowings outstanding and an increase in the weighted average interest rate on our total debt from 3.71% to 4.05% for the nine months ended December 31, 2021 and December 31, 2022, respectively. The increase in the weighted average interest rate was primarily due to an increase to the base rate on our Credit Facility.

Salaries, General and Administrative Expenses

For the nine months ended December 31, 2022, our total employee compensation expense (including both cash and share-based compensation) increased by $0.1 million, or 1.2%, as compared to the total employee compensation expense for the nine months ended December 31, 2021. For the nine months ended December 31, 2022, our total general and administrative expense was $5.7 million, an increase of $0.8 million, or 16.2%, as compared to the total general and administrative expense of $4.9 million for the nine months ended December 31, 2021. The increase was primarily due to an increase in professional fees incurred in connection with the compensation consultant engaged by the Compensation Committee, an increase in audit fees and an increase in expenses related to the Company's new office space.

Net Investment Income

For the nine months ended December 31, 2022, income before taxes increased by $15.0 million, or 47.8%. Net investment income increased from the prior year period by $15.6 million, or 51.0%, to $46.3 million as a result of a $20.9 million increase in total investment income and a $0.7 million decrease in income tax provision, partially offset by a $5.0 million increase in interest expense.

Net Realized and Unrealized Gains (Losses) on Investments

During the nine months ended December 31, 2022, we recognized net realized and unrealized losses totaling $31.4 million, which primarily consisted of net realized and unrealized losses on debt investments of $22.4 million and on I-45 SLF LLC of $10.0 million, partially offset by net realized and unrealized gains on equity investments of $7.3 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded an income tax provision related to realized gains on investments of $0.3 million and net unrealized depreciation related to deferred tax of $6.0 million associated with the Taxable Subsidiary.

During the nine months ended December 31, 2021, we recognized net realized and unrealized gains totaling $9.6 million, which primarily consisted of net realized and unrealized gains on equity investments of $16.5 million, partially offset by net realized and unrealized losses on debt investments of $1.9 million and I-45 SLF LLC of $2.8 million. These realized and unrealized gains and losses were due to changes in fair value based on the overall EBITDA performance and cash flows of each investment, as well as exits of investments. We also recorded an income tax provision related to realized gains on investments of $1.4 million and net unrealized depreciation related to deferred tax associated with the Taxable Subsidiary of $0.8 million.

Realized Loss on Extinguishment of Debt

During the nine months ended December 31, 2022, we did not recognize any loss on extinguishment of debt. During the nine months ended December 31, 2021, we recognized a loss on extinguishment of debt of $17.1 million due to the full redemption of the October 2024 Notes, which included a make-whole premium of $15.2 million.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from cash flows from operations, the net proceeds of public offerings of debt and equity securities, advances from the Credit Facility and our continued access to the debentures guaranteed by the Small Business Administration (the "SBA Debentures"). Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under the Credit Facility are adequate to meet its needs for the next twelve months. We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our Credit Facility and future issuances of debt and equity on terms we believe are favorable to the Company and our shareholders (including the Equity ATM Program, as described below). Our primary uses of funds will be investments in portfolio companies and operating expenses. Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. As the impact of COVID-19 continues to evolve and in light of current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This "Financial Liquidity and Capital Resources" section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the nine months ended December 31, 2022, we experienced a net increase in cash and cash equivalents in the amount of $10.3 million. During the foregoing period, our operating activities used $193.6 million in cash, consisting primarily of new portfolio investments of $343.4 million, partially offset by $106.6 million from sales and repayments received from debt investments in portfolio companies and $2.7 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities provided cash of $204.1 million, consisting primarily of net proceeds from the Equity ATM Program of $130.1 million, net proceeds from an underwritten equity offering of $44.1 million, net proceeds from the issuance of SBA debentures of $62.4 million and net borrowings on our Credit Facility of $20.0 million, partially offset by cash dividends paid in the amount of $50.2 million. At December 31, 2022, the Company had cash and cash equivalents of approximately $21.7 million.

For the nine months ended December 31, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $12.9 million. During that period, our operating activities used $139.1 million in cash, consisting primarily of new portfolio investments of $410.1 million, partially offset by $221.5 million from sales and repayments received from debt investments in portfolio companies and $11.9 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities provided cash of $126.2 million, consisting primarily of net borrowings on our Credit Facility of $70.0 million, net proceeds from the Equity ATM Program of $73.3 million, net proceeds from the issuance of the October 2026 Notes of $146.4 million and net proceeds from issuance of SBA debentures of $28.3 million, partially offset by the redemption of the October 2024 Notes of $125.0 million and cash dividends paid in the amount of $46.8 million. At December 31, 2021, the Company had cash and cash equivalents of approximately $18.7 million.

Financing Transactions

In accordance with the 1940 Act, with certain limitations, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of December 31, 2022, the Company’s asset coverage was 229%.

Credit Facility

In August 2016, CSWC entered into a senior secured credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities.

On August 9, 2021, CSWC entered into the Second Amended and Restated Senior Secured Revolving Credit Agreement (as amended or otherwise modified from time to time, the "Credit Agreement"). Prior to the Credit Agreement, (1) borrowings under the Credit Facility accrued interest on a per annum basis at a rate equal to the applicable LIBOR rate plus 2.50% with no LIBOR floor, and (2) the total borrowing capacity was $340 million with commitments from a diversified group of eleven lenders. The Credit Agreement (1) decreased the total borrowing capacity under the Credit Facility to $335 million with commitments from a diversified group of ten lenders, (2) reduced the interest rate on borrowings to LIBOR plus 2.15% with no LIBOR floor and removed conditions related thereto as previously set forth in the Amended and Restated Senior Secured Revolving Credit Agreement, and (3) extended the end of the Credit Facility's revolver period from December 21, 2022 to August 9, 2025 and extended the final maturity from December 21, 2023 to August 9, 2026. The Credit Agreement also modified certain covenants in the Credit Facility, including, among other things, to increase the minimum obligors’ net worth test from $180 million to $200 million.

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

On November 16, 2022, CSWC entered into an Incremental Assumption Agreement that increased the total commitments under the accordion feature of the Credit Agreement by $20 million, which increased total commitments from $380 million to $400 million. The $20 million increase was provided by one existing lender and one new lender, bringing the total bank syndicate to eleven participants.

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

The Credit Agreement also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions. If the Company defaults on its obligations under the Credit Agreement, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests.

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of December 31, 2022, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At December 31, 2022, CSWC had $225.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $3.9 million and $8.8 million for the three and nine months ended December 31, 2022, respectively. For the three and nine months ended December 31, 2021, CSWC recognized interest expense of $1.6 million and $4.5 million, respectively. The weighted average interest rate on the Credit Facility was 6.02% and 4.63% for the three and nine months ended December 31, 2022, respectively. For the three and nine months ended December 31, 2021, the weighted average interest rate on the Credit Facility was 2.37% and 2.52%, respectively. Average borrowings for the three and nine months ended December 31, 2022 were $228.0 million and $208.6 million, respectively. For the three and nine months ended December 31, 2021, average borrowings were $200.2 million and $165.8 million, respectively. As of December 31, 2022, CSWC was in compliance with all financial covenants under the Credit Agreement.

October 2024 Notes

In September 2019, the Company issued $65.0 million in aggregate principal amount of 5.375% Notes due 2024 (the “Existing October 2024 Notes”). In October 2019, the Company issued an additional $10.0 million in aggregate principal amount of the October 2024 Notes (the "Additional October 2024 Notes"). In August 2020, the Company issued an additional $50.0 million in aggregate principal amount of the October 2024 Notes (the "New Notes" together with the Existing October 2024 Notes and the Additional October 2024 Notes, the "October 2024 Notes"). The Additional October 2024 Notes and the New Notes were treated as a single series with the Existing October 2024 Notes under the indenture and had the same terms as the Existing October 2024 Notes. The maturity date of the October 2024 Notes was October 1, 2024, and the October 2024 Notes were redeemable in whole or in part at any time prior to July 1, 2024, at par plus a “make-whole” premium, and thereafter at par. The October 2024 Notes bore interest at a rate of 5.375% per year.

On September 24, 2021, the Company redeemed $125.0 million in aggregate principal amount of the issued and outstanding October 2024 Notes. The October 2024 Notes were redeemed at 100% of their principal amount, plus (i) the accrued and unpaid interest thereon, through, but excluding the redemption date, and (ii) a "make-whole" premium. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs of $1.8 million and the "make-whole" premium of $15.2 million during the three months ended September 30, 2021.

The Company did not recognize any interest expense related to the October 2024 Notes for the three months ended December 31, 2021. For the nine months ended December 31, 2021, the Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $3.6 million. From April 1, 2021 through September 24, 2021 (the redemption date of the October 2024 Notes), average borrowings were $125.0 million. The October 2024 Notes had a weighted average effective yield of 5.375%.

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

As of December 31, 2022, the carrying amount of the January 2026 Notes was $139.0 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of December 31, 2022, the fair value of the January 2026 Notes was $121.9 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million and $5.0 million for the three and nine months ended December 31, 2022, respectively. For the three and nine months ended December 31, 2021, the Company recognized interest expense of $1.6 million and $5.0 million, respectively. For each of the three and nine months ended December 31, 2022 and 2021, average borrowings were $140.0 million.

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

As of December 31, 2022, the carrying amount of the October 2026 Notes was $147.1 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of December 31, 2022, the fair value of the October 2026 Notes was $130.0 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $1.4 million and $4.3 million for the three and nine ended December 31, 2022, respectively. For the three and nine months ended December 31, 2021, the Company recognized interest expense of $1.3 million and $1.7 million, respectively. For both the three and nine months ended December 31, 2022, average borrowings were $150.0 million. For the three months ended December 31, 2021, average borrowings were $128.8 million. Since the issuance of the October 2026 Notes on August 27, 2021 through December 31, 2021, average borrowings were $120.9 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. As of December 31, 2022, SBIC I had regulatory capital of $65.0 million and leverageable capital of $65.0 million. As of December 31, 2022, SBIC I had a total leverage commitment from the SBA in the amount of $130.0 million, of which $26.0 million remains unused. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations.

As of December 31, 2022, the carrying amount of SBA Debentures was $100.6 million on an aggregate principal amount of $104.0 million. As of December 31, 2022, the fair value of the SBA Debentures was $97.4 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC 820. The Company recognized interest expense and related fees related to SBA Debentures of $0.9 million and $1.9 million for the three and nine months ended December 31, 2022, respectively. For the three and nine months ended December 31, 2021, the Company recognized interest expense of $0.1 million and $0.2 million, respectively. The weighted average interest rate on the SBA Debentures was 3.70% and 2.98% for the three and nine months ended December 31, 2022, respectively. For the three and nine months ended December 31, 2021, the weighted average interest rate on the SBA Debentures was 1.43% and 1.24%, respectively. For the three and nine months ended December 31, 2022, average borrowings were $83.9 million and $54.1 million, respectively. Average borrowings for the three and nine months ended December 31, 2021 were $21.0 million and $10.1 million, respectively.

As of December 31, 2022, the Company's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	December 31, 2022
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.533%	40,000
(2)	(2)	(2)	24,000
			$104,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $24.0 million in SBA Debentures that will pool in March 2023. Until the pooling date, the SBA Debentures bear interest at a fixed rate with a weighted-average interim interest rate of 5.14%.

Equity Capital Activities

On November 17, 2022, the Company completed an underwritten public equity offering of 2,534,436 shares of common stock, including shares issuable pursuant to the underwriters' option to purchase additional shares, at a public offering price of $18.15 per share, raising $46.0 million of gross proceeds. Net proceeds were $44.1 million after deducting underwriting discounts and offering expenses.

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended December 31,
	2022	2021
Number of shares sold	3,264,878	616,156
Gross proceeds received (in thousands)	$58,324	$16,000
Net proceeds received (in thousands)[1]	$57,449	$15,760
Weighted average price per share	$17.86	$25.97

	Nine Months Ended December 31,
	2022	2021
Number of shares sold	6,909,446	2,834,734
Gross proceeds received (in thousands)	$131,990	$74,463
Net proceeds received (in thousands)[1]	$130,010	$73,347
Weighted average price per share	$19.10	$26.27

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses. As of December 31, 2022, $2.7 million remained receivable and is included in other receivables in the Consolidated Statement of Assets and Liabilities. As of December 31, 2021, no proceeds remained receivable.

Cumulative to date, the Company has sold 15,087,106 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.91, raising $315.5 million of gross proceeds. Net proceeds were $310.3 million after commissions to the sales agents on shares sold. As of December 31, 2022, the Company has $334.5 million available under the Equity ATM Program.

On July 28, 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and nine months ended December 31, 2022, the Company did not repurchase any shares under the share repurchase program.

CONTRACTUAL OBLIGATIONS

As shown below, we had the following contractual obligations as of December 31, 2022.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$4,354	$395	$837	$878	$2,244
Credit Facility (1)	274,543	13,741	27,520	233,282	—
January 2026 Notes (2)	162,050	6,300	12,600	143,150	—
October 2026 Notes (2)	170,250	5,062	10,125	155,063	—
	$611,197	$25,498	$51,082	$532,373	$2,244

(1)Amounts include interest payments calculated at an average rate of 6.02% of outstanding Credit Facility borrowings, which were $225.0 million as of December 31, 2022.
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

At December 31, 2022 and March 31, 2022, we had a total of approximately $159.7 million and $134.3 million, respectively, in currently unfunded commitments (as discussed in Note 10 to the Consolidated Financial Statements). As of December 31, 2022, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2022, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2023, $0.2 million expire in April 2023, and $0.3 million expire in August 2023. As of December 31, 2022, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of December 31, 2022, the Company had cash and cash equivalents of $21.7 million and $174.4 million in available borrowings under the Credit Facility.

RECENT DEVELOPMENTS

On January 25, 2023, the Board of Directors declared a total dividend of $0.58 per share, comprised of a regular dividend of $0.53 and a supplemental dividend of $0.05, for the quarter ending March 31, 2023. The record date for the dividend is March 15, 2023. The payment date for the dividend is March 31, 2023.

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

Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as LIBOR or SOFR, are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See “Risk Factors — Changes in interest rates may affect our cost of capital the value of investments and net investment income,” “Risk Factors — The interest rates of our loans to our portfolio companies, any LIBOR-linked securities, and other financial obligations that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR” and “Risk Factors — The interest rates of our loans to our portfolio companies, any LIBOR-linked securities, and other financial obligations that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for more information.

Our interest expenses also will be affected by changes in the published SOFR rate in connection with our Credit Facility. The interest rates on the October 2026 Notes, the January 2026 Notes and SBA Debentures are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2022, we were not a party to any hedging arrangements.

As of December 31, 2022, approximately 96.7% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Based on interest rates as of December 31, 2022, a hypothetical 100 basis point increase in interest rates could increase our net investment income by a maximum of $8.2 million, or $0.22 per share, on an annual basis. A hypothetical 100 basis point decrease in interest rates could decrease our net investment income by a maximum of $8.2 million, or $0.22 per share, on an annual basis. Our Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of December 31, 2022.

During the three months ended December 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended December 31, 2022, the Company did not repurchase any shares under the share repurchase program.

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
10.1
Incremental Commitment and Assumption Agreement dated November 16, 2022 among the Company, as borrower, ING Capital LLC, as Administrative Agent, the Increasing Lenders Party thereto, as Increasing Lenders and the Assuming Lenders Party thereto, as Assuming Lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 16, 2022).

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

CAPITAL SOUTHWEST CORPORATION

January 31, 2023	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

January 31, 2023	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer