Form 10-K
period 2023-03-31
CAPITAL SOUTHWEST CORP
filed 2023-05-23
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effective of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15.U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check  mark  whether  the   registrant  is  a  shell  company  (as defined in Rule 12b-2  of  the  Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2022 was $457,460,183 based on the last sale price of such stock as quoted by The Nasdaq Global Select Market on such date.

The number of shares of common stock, $0.25 par value per share, outstanding as of May 19, 2023 was 36,722,665.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

2

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

PART I
Item 1.     Business

ORGANIZATION

Capital Southwest Corporation (“we,” “our,” “us,” “CSWC,” or the “Company”), a Texas corporation, is an internally managed closed-end, non-diversified investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. Because CSWC is internally managed, all of the executive officers and other employees are employed by CSWC. Therefore, CSWC does not pay any external investment advisory fees, but instead directly incurs the operating costs associated with employing investment and portfolio management professionals.

Since September 30, 2015, we have pursued a credit-focused investing strategy. We specialize in providing customized financing to middle market companies in a broad range of industry segments located primarily in the United States. We invest primarily in debt securities, including senior debt and second lien, and also invest in preferred stock and common stock alongside our debt investments or through warrants. Our common stock trades on The Nasdaq Global Select Market under the ticker symbol “CSWC.”

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

We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the Code. As such, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To continue to maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to U.S. federal income tax, and possibly a 4% U.S. federal excise tax, on any income that we do not timely distribute to our shareholders. Our U.S. federal income tax liability may be reduced to the extent that we make certain distributions during the following calendar year and satisfy other procedural requirements.

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

Recent Developments

On March 31, 2023, Moody's Investors Service, Inc. assigned CSWC an investment grade long-term issuer rating of Baa3 with a stable outlook.

On April 26, 2023, the Board of Directors declared a total dividend of $0.59 per share, comprised of a regular dividend of $0.54 and a supplemental dividend of $0.05, for the quarter ended June 30, 2023. The record date for the dividend is June 15, 2023. The payment date for the dividend is June 30, 2023.

On April 26, 2023, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a committee of certain officers of the Company as the Board's valuation designee (the “Valuation Designee”) to determine the fair value of the

Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors, effective beginning as of the fiscal quarter ending June 30, 2023.

Our Investment Strategy

We intend to achieve our investment objective of producing attractive risk-adjusted returns by generating current income from our debt investments and realizing capital appreciation from our equity and equity-related investments. We have adopted the following investment strategies to achieve our investment objective:

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

•Due Diligence:  Due diligence is performed under the direction of our senior investment professionals, and involves our entire investment team as well as certain external resources who together perform due diligence to understand the relationships among the prospective portfolio company’s business plan, operations, financial performance, and legal risks.  On our directly originated transactions, our due diligence often will include (1) conducting site visits with management and key personnel; (2) performing a detailed review of historical and projected financial statements, often with a third-party accounting firm, to evaluate the target company’s normalized cash flow; (3) creating our own detailed modeling projections, including a downside case which attempts to project how the business would perform in a recession based on past operating history of either the company or the industry; (4) interviewing key customers and suppliers; (5) evaluating company management, including a formal background check; (6) reviewing material contracts; (7) conducting an industry, market and strategy analysis; and (8) obtaining a review by legal, environmental or other consultants.  In instances where a financial sponsor is investing in the equity in a transaction, we will leverage work done by the financial sponsor for purposes of our due diligence.  In syndicated loan transactions, our due diligence may exclude direct customer and supplier interviews, and will consist of a detailed review of reports from the financial sponsor or syndication agent for industry and market analysis and legal and environmental diligence.

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

In conjunction with the internal valuation process, we have engaged multiple independent consulting firms that specialize in financial due diligence, valuation and business advisory services to provide third-party valuation reviews of the majority of our investments on a quarterly basis. As of March 31, 2023, our Board of Directors is ultimately responsible for overseeing, reviewing and approving, in good faith, our determination of the fair value of each investment in our portfolio. Beginning as of the fiscal quarter ending June 30, 2023, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors has designated a valuation committee comprised of certain officers of the Company (the "Valuation Committee") as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors.

Determinations in Connection with our Offerings

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share, provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2023 annual meeting of shareholders. However, in the event we change our position, we will seek requisite approval of our shareholders.

In connection with each offering of shares of our common stock, our Valuation Committee is required by the 1940 Act to make the determination of whether we are selling shares of our common stock at a price below our then current NAV at the time at which the sale is made, subject to the oversight of the Board of Directors. Our Valuation Committee considers the following factors, among others, in making such determination:

•the NAV of our common stock disclosed in the most recent periodic report we filed with the SEC;
•our management’s assessment of whether any material change in the NAV has occurred (including through the realization of net gains on the sale of our investments) from the period beginning on the date of the most recently disclosed NAV per share of our common stock and ending as of a time within 48 hours (excluding Sundays and holidays) of the sale of our common stock; and
•the magnitude of the difference between (i) a value that our Valuation Committee has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) NAV of our common stock, which is based upon the NAV disclosed in the most recent periodic report we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV since the date of the most recently disclosed NAV, and (ii) the offering price of the shares of our common stock in the proposed offering.

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then current NAV of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we would provide to the SEC) to suspend the offering of shares of our common stock if the NAV fluctuates by certain amounts in certain circumstances, our Valuation Committee will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine NAV within two days prior to any such sale to ensure that such sale will not be below our then current NAV, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine NAV to ensure that such undertaking has not been triggered.
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

We have designed a compensation structure, including an array of benefit plans and programs, that we believe is attractive to our current and prospective employees. For certain employees, our compensation strategy also includes an equity incentive plan, which we have structured to further align the interests of our employees with our shareholders, and to cultivate a strong sense of ownership and commitment to the Company. Through our performance review processes, our employees are annually evaluated by supervisors and our senior management team to ensure employees continue to develop and advance as expected. We provide a workplace designed to enable our employees to balance work, family and family-related situations including flexible working arrangements. Our employees have access to a parental leave program for birth, adoption placement or foster child placement. We are committed to creating and maintaining an atmosphere where all employees feel welcomed, valued, respected and heard so that they feel motivated and encouraged to contribute fully to their careers, the Company and our communities.

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

As of March 31, 2023, we had twenty-six employees. These employees include our corporate officers, investment and portfolio management professionals and administrative staff. All of our employees are located in our principal executive offices in Dallas, Texas.

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

We intend to continue borrowing under our senior secured credit facility (the "Credit Facility") in the future, and we may increase the size of the Credit Facility, add additional credit facilities, or otherwise issue additional debt securities or other evidences of indebtedness in the future, although there can be no assurance that we will be able to do so.

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Liquidity and Capital Resources" as well as Note 5 to our consolidated financial statements for the year ended March 31, 2023 for information regarding the Credit Facility and the issuance of the 4.50% Notes due 2026 (the "January 2026 Notes") and the 3.375% Notes due 2026 (the "October 2026 Notes").

DIVIDEND REINVESTMENT PLAN

We have adopted a dividend reinvestment plan, or DRIP, that provides for the reinvestment of dividends on behalf of our shareholders in shares of our common stock. Under the DRIP, if we declare a dividend, registered shareholders who have opted into the DRIP as of the dividend record date will have their dividend automatically reinvested into additional shares of our common stock. The share requirements of the DRIP are satisfied through open market purchases of common stock by the DRIP plan administrator. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs.

ELECTION TO BE REGULATED AS A BUSINESS DEVELOPMENT COMPANY

We are a closed-end, non-diversified investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, we have elected, and intend to qualify annually, to be treated as a RIC for U.S. federal income tax purposes. Our election to be regulated as a BDC and our election to be treated as a RIC for U.S. federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.

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
As a RIC, so long as we meet certain minimum distribution, source of income, and asset diversification requirements, we generally are subject to U.S. federal income tax only, and possibly a 4% U.S. federal excise tax, on the portion of our taxable income and gains that we do not timely distribute (actually or constructively) and certain built-in gains. Our U.S. federal income tax liability may be reduced to the extent that we make certain distributions during the following calendar year and satisfy other procedural requirements. We intend to distribute to our shareholders substantially all of our income. We may, however, make deemed distributions to our shareholders of any retained net long-term capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for tax years 2021 and 2020 and intend to meet the minimum distribution requirements for tax year 2022. We continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

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
As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 150%, which became effective April 25, 2019. Additionally, the Board of Directors approved a resolution that limits the Company's issuance of senior securities such that our asset coverage ratio, taking into account any such issuance, would not be less than 166% at any time after the effective date. For this purpose, senior securities include all borrowings and any preferred stock we may issue in the future. Additionally, our ability to utilize leverage as a means of financing our portfolio of investments may be limited by this asset coverage requirement. While the use of leverage may enhance returns if we meet our investment objective, our returns may be reduced or eliminated if our returns on investments are less than the costs of borrowing. On August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act.

•We are required to comply with the provisions of the 1940 Act applicable to business development companies.
As a BDC, we are required to have a majority of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, maintaining a fidelity bond and placing and maintaining our securities and similar investments in custody. See “Regulation as a Business Development Company” below.

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

The following is a brief description of the 1940 Act provisions applicable to BDCs, which is qualified in its entirety by reference to the full text of the 1940 Act and rules issued thereunder by the SEC:

•Generally, BDCs must offer, and must provide upon request, significant managerial assistance to eligible portfolio companies.  In general, as a BDC, a company must, among other things: (1) be a domestic company; (2) have registered a class of its securities pursuant to Section 12 of the Exchange Act; (3) operate for the purpose of investing in the securities of certain types of eligible portfolio companies, which may include early stage or emerging companies and bankrupt, insolvent or distressed companies (see following paragraph); (4) offer to make available significant managerial assistance to such eligible portfolio companies; and (5) file a proper notice of election with the SEC.
•An "eligible portfolio company" generally is a domestic company that is not a regulated or private investment company or a financial company (such as brokerage firms, banks, insurance companies and investment banking firms) and that: (1) does not have a class of securities listed on a national securities exchange; (2) has a class of securities listed on a national securities exchange with an equity market capitalization of less than $250 million; or (3) is controlled by the BDC itself or together with others and, as a result of such control, the BDC has an affiliated person on the board of directors of the company.  The 1940 Act presumes that a person has “control” of a portfolio company if that person owns at least 25% of its outstanding voting securities.
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
•We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer who reports directly to the Board of Directors to be responsible for administering these policies and procedures.

Qualifying Assets

The 1940 Act provides that we may not acquire any assets other than "qualifiying assets" specified in the 1940 Act unless at the time of the investment at least 70% of the value of our total assets (measured as of the date of our most recently filed financial statements) consists of qualifying assets. Qualifying assets include: (1) securities of eligible portfolio companies; (2) securities of certain companies that were eligible portfolio companies at the time we initially acquired their securities and in which we retain a substantial interest; (3) securities of certain controlled companies; (4) securities of certain bankrupt, insolvent or distressed companies; (5) securities received in exchange for or distributed in or with respect to any of the foregoing; and (6) cash items, U.S. government securities and high-quality short-term debt.

Significant Managerial Assistance to Portfolio Companies

BDCs generally must offer, and must provide upon request, significant managerial assistance to certain of their portfolio companies, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, provides, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, short-term investments in secured debt investments, independently rated debt investments, and diversified bond funds, which we refer to as temporary investments.

Senior Securities

BDCs generally have been permitted by the 1940 Act, under specific conditions, to issue multiple classes of debt and one class of stock senior to its common stock if its asset coverage, as defined by the 1940 Act, is at least 200% immediately after each such issuance. However, the 1940 Act allows a BDC to increase the maximum amount of leverage it may incur by reducing the minimum asset coverage ratio from 200% to 150%, if certain requirements under the 1940 Act are met. On April 25, 2018, the Board of Directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective April 25, 2019, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%. Additionally, the Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce our asset coverage requirement to 150%, our leverage capacity and usage, and risks related to leverage.

As of March 31, 2023, we had $235.0 million, $140.0 million and $150.0 million in total aggregate principal amount of debt outstanding under our Credit Facility, the January 2026 Notes and the October 2026 Notes, respectively. As of March 31, 2023, our asset coverage for borrowed amounts was 235%.

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

Common Stock

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock at a price below the then current NAV of our common stock if our Board of Directors determines that such sale is in our best interests and that of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2023 annual meeting of shareholders. See "Risk Factors - Risks Relating to Our Business and Structure - Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital."

Code of Ethics and Code of Conduct

We adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions.  Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as those investments are made in accordance with the code’s requirements. We have also adopted a code of conduct that applies to our Chief Executive Officer, Chief Financial Officer (or persons performing similar functions), our Board of Directors, and all other employees. This code sets forth policies that these executives and employees must follow when performing their duties. The code of ethics and code of conduct are available on the Company website at www.capitalsouthwest.com/governance.

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

In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the "2021 Employee Plan"), which became effective on July 28, 2021, as part of the compensation package for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. On July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, the Company's Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Award Plan (the "Non-Employee Director Plan"), which became effective on July 27, 2022, as part of the compensation package for non-employee directors of the Board of Directors. In connection therewith, on May 16, 2022, we received an exemptive order that supersedes the Order (the "Superseding Order") and covers both employees and non-employee directors of the Board of Directors.

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

Taxation as a Regulated Investment Company

Election to be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally are not subject to U.S. federal income tax on any income that we timely distribute to our shareholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year. In such case, we generally will be subject to U.S. federal income tax at corporate rates on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2022 until as late as December 31, 2023. If we choose to pay a spillover dividend, we will incur the nondeductible 4% U.S. federal excise tax on some or all of the distribution.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•Meet the Annual Distribution Requirement;
•Qualify to be regulated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;

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

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each shareholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of shareholders are treated as taxable dividends. The IRS has issued a revenue procedure indicating that this rule will apply where the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many shareholders elect to receive their distributions in cash, each such shareholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our common stock, taxable shareholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our common stock, or a combination thereof) as ordinary income (or as long-term capital gain, to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Failure to Obtain RIC Tax Treatment

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for that year if certain relief provisions are applicable (which may, among other things, require us to pay certain U.S. federal tax at corporate rates or to dispose of certain assets).

If we were unable to obtain tax treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions would generally be taxable to our shareholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of non-corporate U.S. shareholders, generally at a maximum federal income tax rate applicable to qualified dividend income of 20%). Subject to certain holding period and other limitations under the Code, corporate distributees may be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

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

Possible Legislative or Other Actions Affecting Tax Considerations

Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our common stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules governing U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in our common stock. See "Risk Factors – Legislative or other actions relating to taxes could have a negative effect on us."

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

SBICs are designed to stimulate the flow of private investor capital to eligible “small businesses” as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services. Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $24.0 million and has average annual net income after U.S. federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25.0% of its investment capital to “smaller enterprises” as defined by the SBA. The definition of a smaller enterprise generally includes a business that (together with its affiliates) has a tangible net worth not exceeding $6.0 million for the most recent fiscal year and has average net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or a smaller enterprise, which criteria depends on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates. However, once an SBIC has invested in an eligible small business, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company's initial public offering, if any.

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

Item 1A.     Risk Factors

Investing in our securities involves a number of significant risks.  In addition to other information contained in this Annual Report on Form 10-K, investors should consider the following information before making an investment in our securities.  The risks and uncertainties described below could materially adversely affect our business, financial conditions and results of operations. The risks set forth below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, also may impair our operations and performance.  If any of the following risks, or risks not presently known to us, actually occur, the trading price of our securities could decline, and you may lose all or part of your investment.

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
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.
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
•Rising credit spreads could affect the value of our investments, and rising interest rates make it more difficult for portfolio companies to make periodic payments on their loans.
•The lack of liquidity in our investments may adversely affect our business.
•Defaults by our portfolio companies could harm our operating results.
•We generally will not control our portfolio companies.

•Investing in shares of our common stock may involve an above average degree of risk.
•Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.
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

As a BDC, we are required to carry our investments at market value or, if no market quotation is readily available, at fair value as determined in good faith by our Valuation Committee pursuant to a valuation methodology approved by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized losses. An unrealized loss could be an indication of a portfolio company’s inability to generate cash flow or meet its repayment obligations. This could result in realized losses in the future and ultimately in reductions of our income available to pay dividends or interest and principal on our securities and could have a material adverse effect on your investment.

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

All of our assets are currently pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders party thereto may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and prices we would not consider advantageous. Moreover, such deleveraging of the Company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our shareholders. In addition, if the lenders exercise their right to sell the assets pledged under our Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. These distressed prices could be materially below our most recent valuation of each security, which could have a significantly negative effect on NAV.

In addition to regulatory limitations on our ability to raise capital, our current debt obligations contain various covenants, that, if not complied with, could accelerate our repayment obligations under the Credit Facility—thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our investments. As of March 31, 2023, the Credit Facility provides us with a revolving credit line of up to $400.0 million of which $235.0 million was drawn.

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

Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. If we breach a covenant under the terms of the Credit Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations, and ability to pay distributions to our shareholders.

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

As of March 31, 2023, we had $235.0 million debt outstanding out of $400 million of total commitments under our Credit Facility. Borrowings under the Credit Facility bear interest, on a per annum basis at a rate equal to the applicable LIBOR rate plus 2.15% with no LIBOR floor. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Credit Facility is secured by substantially all of our assets. If we are unable to meet our financial obligations under the Credit Facility, the lenders under the Credit Facility may exercise their remedies under the Credit Facility as the result of a default by us.

As of March 31, 2023, the carrying amount of the January 2026 Notes was $139.1 million. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of March 31, 2023, the carrying amount of the October 2026 Notes was $147.3 million. The October 2026 Notes mature on October 1, 2026 and may be redeemed in whole or in part at any time prior to July 1, 2026, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes bear interest at a rate of 3.375% per year, payable semi-annually on April 1 and October 1 of each year. The October 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

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
Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common shareholder(2)	(27.20)%	(16.55)%	(5.90)%	4.75%	15.40%

(1)Assumes $1,257.7 million in total assets, $645.0 million in debt principal outstanding, $590.4 million in net assets and a weighted-average interest rate of 5.27% on our indebtedness based on our financial data available on March 31, 2023. Actual interest payments may be different.
(2)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2023 total assets of at least 2.77%.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

As of March 31, 2023, 86.1% of our total assets consisted of qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if those investments are not qualifying assets for purposes of the 1940 Act. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies, or we could be required to dispose of investments at inopportune or inappropriate times to comply with the 1940 Act (which could result in the dilution of our position). If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We have elected, and intend to qualify annually, to be treated as a RIC under Subchapter M of the Code. No assurance can be given that we will be able to maintain our qualification as a RIC. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•The annual distribution requirement for a RIC is generally satisfied if we timely distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized short-term capital gains in excess of realized net long-term capital losses. We will be subject to U.S. federal income tax, and possibly a 4% U.S. federal excise tax, on any income that we do not timely distribute to our shareholders. Our U.S. federal income tax liability may be reduced to the extent that we make certain distributions during the following calendar year and satisfy other procedural requirements.

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

If we qualify for taxation as a RIC under the Code, we generally will not be subject to U.S. federal income tax on income that we timely distribute to our shareholders as dividends. Income derived through the Taxable Subsidiary will be subject to U.S. federal income tax at corporate rates without regard to the Annual Distribution Requirement.

Our portfolio investments generally are not publicly traded. As a result, the fair value of these investments may not be readily determinable and will be recorded at fair value as determined in good faith by the Valuation Committee, subject to the oversight of our Board of Directors. As a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market quotation, at fair value as determined in good faith by the Valuation Committee, subject to the oversight of our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we have invested and will continue to invest. As a result, the Valuation Committee values these securities quarterly at fair value based on inputs from our investment team and our third-party valuation firms, subject to the oversight of our Board of Directors.

The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio are, to a certain degree, subjective and dependent on our valuation process. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because of the inherent uncertainty of the valuation of portfolio securities that do not have readily available market quotations, our fair value determinations may differ materially from the values a third party would be willing to pay for our portfolio securities or the values that would be applicable to unrestricted securities having a public market.  Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments.  As a result, investors purchasing our common stock based on an overstated NAV may pay a higher price than the value of our investments might warrant.  Conversely, investors selling shares during a period in which the NAV understates the value of our investments may receive a lower price for their shares than the value of our investments might warrant.

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

The economic conditions caused by the COVID-19 pandemic could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility and liquidity issues. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow and could also have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our shareholders and our directors who are not "interested persons" (as such term is used under Section 2(a)(19) of the 1940 Act) of the Company, or independent directors. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. If the current market conditions (which are similar to those experienced from 2008 through 2009) continue for any substantial length of time, it could make it difficult to refinance or extend the maturity of our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.  The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in a rising interest rate environment.  If any of these conditions appear, they may have an adverse effect on our business, financial condition, and results of operations.  These events could limit our investment originations, limit our ability to increase returns to equity holders through the effective use of leverage, and negatively impact our operating results.

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

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected—and could continue to adversely affect—operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and the economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, the COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, for some period thereafter. COVID-19 and the resulting economic dislocations have had adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn, impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. We are unable to predict the duration of these business and supply chain disruptions, the extent to which the economic conditions caused by COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods.

Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures, and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them. Any potential impact to our results of operations will depend, to a large extent, on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.

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

Political, social and economic uncertainty creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) could occur, potentially creating uncertainty and significantly impacting issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions, or markets, including in established markets, such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with other phenomena, including, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; economic recessions or downturns; and difficulties in obtaining and/or enforcing legal judgments.

Following the November 2022 elections in the United States, the Democratic Party controls the Presidency and the Senate, with the Republican Party controlling the House of Representatives. Despite political tensions and uncertainty in a divided legislature, changes in federal policy, including tax policies, and at regulatory agencies may occur over time through policy and personnel changes, which can lead to changes involving the level of oversight and regulation of the financial services industry as well as changes in tax rates. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain.

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

The effect of global climate change may impact the operations and valuation of our portfolio companies.

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

In December 2015, the United Nations adopted a climate accord (the “Paris Agreement”), which the United States rejoined in 2021, with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.

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

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades, or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including in December 2021, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States. The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time resulting in, among other things, inadequate funding for and/or the shutdown of certain government agencies, including the SEC and the SBA, on which the operation of our business may rely. Inadequate funding for and/or the shutdown of these or other government agencies prevents them from performing their normal business functions, which could impact, among other things, (i) our and our portfolio companies’ ability to access the public markets and obtain necessary capital in order to, among other things, properly capitalize, continue or expand operations, or, in the case of portfolio investments held by us, liquidate such investments; (ii) the ability for SBIC I to originate loans; and (iii) the ability of other governmental agencies to timely review and process regulatory submissions of our portfolio companies, as applicable. Continued adverse political and economic conditions, including a prolonged U.S. federal government shutdown, could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships, including small and regional banks, and we are proactively monitoring the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

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

Sourcing, selecting, structuring and closing our investments depends upon the diligence and skill of our management.  Our management’s capabilities may significantly impact our results of operations.  Our success requires that we retain investment and operations personnel in a competitive environment.  Our ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors, including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and debt funds) and traditional financial services companies, with which we compete for experienced personnel have greater resources than we have.

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

Our business requires capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. We may issue debt securities, preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

•Under the provisions of the 1940 Act and effective April 25, 2019, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% immediately after each issuance of senior securities. The Board also approved a resolution that limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account such issuance, would not be less than 166%, at any time after the effective date. In addition, on August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we will be prohibited from issuing debt securities and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to shareholders or repurchase shares until such time as we satisfy this test.
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
•Any unsecured debt issued by us would rank (1) pari passu with our future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (2) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries
•Upon a liquidation of the Company, holders of our debt securities and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Future offerings of additional debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing shareholders, may harm the value of our common stock.

Additional Common Stock. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2023 annual meeting of shareholders. However, in the event we change our position, we will seek requisite approval of our shareholders. See “-Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities that are convertible to shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

Further, SBA regulations require that an SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. If SBIC I fails to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit SBIC I’s use of the debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC I from making new investments. In addition, the SBA could revoke or suspend SBIC I’s license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958, as amended, or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect our operations because SBIC I is our wholly owned subsidiary. We do not have any prior experience managing an SBIC. Our lack of experience in complying with SBA regulations may hinder our ability to take advantage of SBIC I’s access to SBA-guaranteed debentures.

Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities that are convertible to shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below NAV provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2023 annual meeting of shareholders. However, in the event we change our position, we will seek the requisite approval of our shareholders.
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
In addition, if we issue securities that are convertible to shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing shareholders, and could be dilutive with regard to dividends and our NAV, and other economic aspects of the common stock.
Illustration: Example of Dilutive Effect of the Issuance of Shares Below NAV. Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The NAV per share of the common stock of Company XYZ is $10.00. The following table illustrates the reduction NAV and the dilution experienced by shareholder A following the sale of 100,000 shares of the common stock of Company XYZ at $9.00 per share, a price below its NAV per share.

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

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or consequential employee error could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. If a significant number of our employees were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We, and the third-party service providers with which we do business, depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. We may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as counterparty, employee and borrower information. Cybersecurity failures or breaches by service providers (including, but not limited to, accountants, transfer agents, and custodians), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents with increased costs and other consequences, including those as described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

Our service providers may be impacted by operating restrictions, which may include requiring employees to continue to work from remote locations. Policies of extended periods of remote working could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit weaknesses in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.

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

The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries, contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide and various aspects thereof, including in prices of commodities. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. In late February 2022, Russia launched a large scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. In response to the ongoing military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (“SWIFT”), the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board of Directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

RISKS RELATED TO OUR INVESTMENTS

Our investments in portfolio companies involve a number of significant risks.

We primarily invest in privately held U.S. middle market companies. Investments in privately held middle market companies involve a number of significant risks, including the following:

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
•Private companies generally have less publicly available information about their businesses, operations and financial condition. Consequently, we rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from making investments in these portfolio companies.  If we are unable to uncover all material information about the portfolio company, we may not make a fully informed investment decision and may lose all or part of our investment.
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

We invest, and will continue to invest, in portfolio companies whose securities are not publicly traded. These securities generally are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. As a result, we do not expect to achieve liquidity in our investments in the near-term. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments and, as a result, we may suffer losses.

Defaults by our portfolio companies could harm our operating results.

Portfolio companies may fail to satisfy financial, operating or other covenants imposed by us or other lenders, which could lead to non-payment of interest and other defaults and, potentially, acceleration of its loans and foreclosure on its secured assets.  These events could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations, including under the debt or equity securities we hold.  We may also incur expenses to the extent necessary to recover upon a default or to negotiate new terms, which may include the waiver of certain financial covenants, with the defaulting portfolio company.

We may not realize gains from our equity investments.

We may purchase common stock and other equity securities, including warrants, alongside our debt investments. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities have also experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment depends on our portfolio company's success. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of these equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer; however, we may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the debt investments we make in our portfolio companies may be prepaid prior to maturity, the specific timing of which we do not control. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our securities.

We are exposed to risks associated with changes in interest rates.

Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In response to market indicators showing a rise in inflation, since March 2022, the Federal Reserve has been rapidly increasing interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in shares of our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. It is possible that the Federal Reserve's tightening cycle could also result in a recession in the United States.

In the current and any future periods of rising interest rates, to the extent we borrow money subject to a floating interest rate (such as under the Credit Facility), our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.

If interest rates continue to rise, there is also a risk that portfolio companies in which we hold floating rate loans will be unable to pay escalating interest amounts, which could increase the risk of payment defaults and cause the portfolio companies to defer or cancel needed investment. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. The value of our securities could also be reduced from an increase in market credit spreads as rates available to investors could make an investment in our securities less attractive than alternative investments.

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

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that the ICE Benchmark Administration ("IBA") (the entity regulated by the FCA that is responsible for calculating LIBOR) had notified the FCA of its intent, among other things, to cease providing overnight, 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

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

New York and several other states have passed laws intended to apply to U.S. dollar LIBOR-based contracts, securities, and instruments governed by those states’ laws. These laws established fallbacks for LIBOR when there is no or insufficient fallback rates in these contracts. The federal Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law on March 15, 2022. The federal legislation provides a statutory fallback mechanism on a nation-wide basis to replace U.S. dollar LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, for certain contracts that reference U.S. dollar LIBOR and contain no or insufficient fallback provisions. The New York and other state laws were superseded by the LIBOR Act. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing certain provisions of the LIBOR Act (“Regulation ZZ”). Regulation ZZ specifies that on the LIBOR replacement date, which is the first London banking day after June 30, 2023, the Federal Reserve Board-selected benchmark replacement, based on SOFR and including any tenor spread adjustment as provided by Regulation ZZ, will replace references to overnight, 1, 3, 6, and 12-month LIBOR in certain contracts that do not mature before the LIBOR replacement date and that do not contain adequate fallback language. Regulation ZZ could apply to certain of our investments that reference LIBOR to the extent that they do not have fallback provisions or adequate fallback provisions.

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

Our investments in the healthcare sector are subject to substantial risk. Changes in healthcare or other laws and regulations, or the enforcement or interpretation of such laws or regulations, applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

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
•changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to BDCs or RICs;
•failure to qualify for RIC tax treatment;
•our origination activity, including the pace of, and competition for, new investment opportunities;
•changes or perceived changes in earnings or variations of operating results;
•changes or perceived changes in the value of our portfolio of investments;
•any shortfall in our investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•proposed, or completed, offerings of our securities, including securities other than our common stock;
•departure of our key personnel;
•operating performance of companies comparable to us;
•credit market changes;
•general economic trends and other external factors; and
•loss of a major funding source.

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

Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.

Our common stock is listed on The Nasdaq Global Select Market.  Shareholders desiring liquidity may sell their shares on The Nasdaq Global Select Market at current market value, which could be below NAV.  Shares of closed-end investment companies frequently trade at discounts from NAV, which is a risk separate and distinct from the risk that a fund’s performance will cause its NAV to decrease. We cannot predict whether our common stock will trade at, above or below NAV. In addition, if our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price unless our shareholders approve such a sale and our Board of Directors make certain determinations. See “Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities that are convertible to shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV.

The January 2026 Notes and the October 2026 Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Credit Facility.

Each of the January 2026 Notes and the October 2026 Notes (collectively, the “Notes”) are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred (including our Credit Facility) or may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of March 31, 2023, we had $235.0 million in outstanding indebtedness under our Credit Facility, which is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100.0% of the equity interests in the Company’s wholly owned subsidiaries (except for the assets held in SBIC I).

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

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the January 2026 Notes and the October 2026 Notes), and take a number of other actions that are not limited by the terms of each of the January 2026 Notes and the October 2026 Notes may have important consequences for you as a holder of the January 2026 Notes and the October 2026 Notes, including making it more difficult for us to satisfy our obligations with respect to the January 2026 Notes and the October 2026 Notes or negatively affecting the market value of the January 2026 Notes and the October 2026 Notes.

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

While we intend to pay dividends to our shareholders out of taxable income available for distribution, there can be no assurance that we will do so. Any dividends that we do pay may be payable in cash, in our common stock, or in stock in any of our holdings or in a combination of all three. All dividends will be paid at the discretion of our Board of Directors and will depend upon our financial condition, maintenance of our RIC tax treatment, and compliance with applicable BDC regulations.

We currently pay dividends in cash. However, in the future we may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our common stock.  Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the shareholders election) would satisfy the annual distribution requirement for a RIC. The IRS has issued a revenue procedure providing that a dividend payable in stock or in cash at the election of the shareholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale.  Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividends payable in stock. If a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Provisions of Texas law and our charter could deter takeover attempts and have an adverse impact on the price of our common stock.

Texas law and our charter contain provisions that may have the effect of discouraging, delaying or making difficult a change in control. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third-party bids for ownership of the Company. These provisions may prevent any premiums being offered to you for our common stock.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We do not own any real estate or other physical properties. We maintain our offices at 8333 Douglas Avenue, Suite 1100, Dallas, Texas 75225, where we lease approximately 13,000 square feet of office space pursuant to a lease agreement expiring in September 2032. We believe that our offices are adequate to meet our current and expected future needs.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

SENIOR SECURITIES
Information about our senior securities is shown in the following table for the years ended March 31, 2023, 2022, 2021 2020, 2019, 2018 and 2017. The report of RSM US LLP, our independent registered public accountants for the fiscal years ended March 31, 2023, 2022, 2021 2020, 2019, and 2018, on the senior securities table as of March 31, 2023, 2022, 2021 2020, 2019, and 2018 is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
	(dollars in thousands)
Credit Facility
2023	$235,000	2.35	—	N/A
2022	205,000	1.93	—	N/A
2021	120,000	1.87	—	N/A
2020	154,000	1.89	—	N/A
2019	141,000	2.49	—	N/A
2018	40,000	4.16	—	N/A
2017	25,000	12.40	—	N/A
December 2022 Notes
2023	$—	—	—	N/A
2022	—	—	—	N/A
2021	—	—	—	N/A
2020	77,136	1.89	—	22.01
2019	77,136	2.49	—	25.50
2018	57,500	4.16	—	25.40
2017	—	—	—	N/A
October 2024 Notes
2023	$—	—	—	N/A
2022	—	—	—	N/A
2021	125,000	1.87	—	N/A
2020	75,000	1.89	—	N/A
2019	—	—	—	N/A
2018	—	—	—	N/A
2017	—	—	—	N/A
January 2026 Notes
2023	$140,000	2.35	—	N/A
2022	140,000	1.93	—	N/A
2021	140,000	1.87	—	N/A
2020	—	—	—	N/A
2019	—	—	—	N/A
2018	—	—	—	N/A
2017	—	—	—	N/A

October 2026 Notes
2023	$150,000	2.35	—	N/A
2022	150,000	1.93	—	N/A

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

		Price Range
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)
Year ending March 31, 2024
First Quarter (through May 19, 2023)	*	$18.67	$17.22	*	*
Year ended March 31, 2023
Fourth Quarter	$16.37	$20.20	$16.34	23.40%	(0.18)%
Third Quarter	16.25	19.72	16.28	21.36	0.18
Second Quarter	16.53	21.23	16.70	28.43	1.03
First Quarter	16.54	24.40	17.79	47.52	7.56
Year ended March 31, 2022
Fourth Quarter	$16.86	$26.61	$22.78	57.83%	35.11%
Third Quarter	16.19	28.41	23.75	75.48	46.70
Second Quarter	16.36	28.33	23.28	73.17	42.30
First Quarter	16.58	28.10	22.16	69.48	33.66

(1)NAV per share, is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated as the respective high or low share price divided by NAV and subtracting 1.
*Not determinable at the time of filing.

Our common stock is traded on The Nasdaq Global Select Market under the symbol “CSWC.” On May 19, 2023, there were approximately 333 holders of record of our common stock, which did not include shareholders for whom shares are held in "nominee" or "street name."

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

DISTRIBUTION POLICY

We generally intend to make distributions on a quarterly basis to our shareholders of substantially all of our taxable income. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the calendar year ended December 31, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during that year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our shareholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We may be subject to U.S. federal income tax and a 4% U.S. federal excise tax on any income that we do not timely distribute to our shareholders. Our U.S. federal income tax liability may be reduced to the extent that we make certain distributions during the following calendar year and satisfy other procedural requirements.

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

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended.

ISSUER PURCHASES OF EQUITY SECURITIES

On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the year ended March 31, 2023, the Company did not repurchase any shares under the share repurchase program.

The following table provides information regarding purchases of our common stock during the year ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2022	—	$—	—	$—
May 1 through May 31, 2022	—	—	—	—
June 1 through June 30, 2022 (1)	29,673	21.60	—	—
July 1 through July 31, 2022	—	—	—	—
August 1 through August 31, 2022	—	—	—	—
September 1 through September 30, 2022	—	—	—	—
October 1 through October 31, 2022	—	—	—	—
November 1 through November 30, 2022 (1)	19,917	19.09	—	—
December 1 through December 31, 2022	—	—	—	—
January 1 through January 31, 2023	—	—	—	—
February 1 through February 28, 2023	—	—	—	—
March 1 through March 31, 2023	—	—	—	—
Total	49,590	$20.59	—	$—

(1)Represents shares of common stock withheld upon vesting of restricted stock to cover withholding tax obligations.
(2)On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company shall cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the year ended March 31, 2023, the Company did not repurchase any shares under the share repurchase program. As of March 31, 2023, the Company has $20 million available under the share repurchase program.

Performance Graph

The following graph compares our cumulative total shareholder return during the last five years (based on the market price of our common stock and assuming reinvestment of all dividends, prior to any tax effect) with the Russell 2000 ETF, the S&P BDC Index and the S&P Regional Banking ETF. The graph assumes initial investment of $100 on March 31, 2018 and reinvestment of dividends. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the years ended March 31, 2023, 2022, and 2021 the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.91%, 2.20% and 2.42%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of March 31, 2023 and March 31, 2022, our investment portfolio at fair value represented approximately 95.9% and 96.2% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — Fair Value Measurements in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

As of March 31, 2023, our Board of Directors was responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Our Board of Directors believes that our investment portfolio as of March 31, 2023 and March 31, 2022 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost. As of March 31, 2022, investments on non-accrual status represented approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and certain lenders. Many of these agreements include an alternative successor rate or language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies and certain lenders to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. On December 21, 2022, the FASB issued ASU 2022-06 "Reference rate reform (Topic 848)—Deferral of the Sunset Date of Topic

848," which defers the sunset date of ASC 848 until December 31, 2024. ASU 2022-06 became effective upon issuance. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, except for hedging transactions as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company does not believe it will have a material impact on its consolidated financial statements or its disclosure and did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended March 31, 2023.

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

INVESTMENT PORTFOLIO COMPOSITION

The total value of our investment portfolio was $1,206.4 million as of March 31, 2023, as compared to $936.6 million as of March 31, 2022. As of March 31, 2023, we had investments in 86 portfolio companies with an aggregate cost of $1,220.2 million. As of March 31, 2022, we had investments in 73 portfolio companies with an aggregate cost of $938.3 million.

As of March 31, 2023 and March 31, 2022, approximately $1,002.9 million, or 96.7%, and $772.7 million, or 97.3%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% were subject to contractual minimum interest rates. As of March 31, 2023 and March 31, 2022, the weighted average contractual minimum interest rate is 1.15% and 1.08%, respectively. As of March 31, 2023 and March 31, 2022, approximately $34.7 million, or 3.3%, and $21.1 million, or 2.7%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in portfolio companies as of March 31, 2023 and March 31, 2022 (excluding our investment in I-45 SLF LLC):

	March 31, 2023	March 31, 2022
	(dollars in thousands)
Number of portfolio companies (a)	85	72
Fair value	$1,155,132	$879,011
Cost	$1,139,352	$862,303
% of portfolio at fair value - debt	89.8%	90.3%
% of portfolio at fair value - equity	10.2%	9.7%
% of investments at fair value secured by first lien	86.7%	84.2%
Weighted average annual effective yield on debt investments (b)	12.8%	9.3%
Weighted average annual effective yield on total investments (c)	12.1%	9.0%
Weighted average EBITDA (d)	$21,049	$20,889
Weighted average leverage through CSWC security (e)	4.0x	4.0x

(a)At March 31, 2023 and March 31, 2022, we had equity ownership in approximately 62.4% and 56.9%, respectively, of our investments.
(b)The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of March 31, 2023 and March 31, 2022, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost. As of March 31, 2022, investments on non-accrual status represented approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)The weighted average annual effective yields on total investments were calculated by dividing total investment income, exclusive of non-recurring fees, by average total investments at fair value.
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the year ended March 31, 2023, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2022, three portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the year ended March 31, 2023, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2022, three portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
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

We also have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including rapidly rising interest rates and volatility in the banking systems, particularly with small and regional banks), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations). In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities, and we have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of March 31, 2023 and March 31, 2022:

	As of March 31, 2023
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$153,118	14.8%
2	839,456	80.9
3	44,726	4.3
4	295	0.0
Total	$1,037,595	100.0%

	As of March 31, 2022
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$124,192	15.6%
2	632,675	79.7
3	36,648	4.6
4	319	0.1
Total	$793,834	100.0%

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

As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost. As of March 31, 2022, investments on non-accrual status represented approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost.

Investment Activity

During the year ended March 31, 2023, we made new debt investments totaling $259.5 million, follow-on debt investments totaling $115.1 million, and equity investments totaling $13.5 million. We also funded $4.8 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $29.4 million and full prepayments of approximately $89.7 million. We funded $40.3 million on revolving loans and received $22.1 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $3.4 million.

During the year ended March 31, 2022, we made new debt investments totaling $412.2 million, follow-on debt investments totaling $46.2 million, and equity investments totaling $15.0 million. We also funded $3.2 million on our existing equity commitment to I-45 SLF LLC. We received contractual principal repayments totaling approximately $16.0 million and full prepayments of approximately $241.2 million. We funded $22.6 million on revolving loans and received $9.1 million in repayments on revolving loans. In addition, we received proceeds from sales of equity investments totaling $11.9 million.

Total portfolio investment activity for the year ended March 31, 2023 and 2022 was as follows (dollars in thousands):

Year ended March 31, 2023	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$739,872	$52,645	$1,317	$85,177	$57,603	$936,614
New investments	411,745	2,735	385	13,535	4,800	433,200
Proceeds from sales of investments	—	(692)	—	(2,664)	—	(3,356)
Principal repayments received	(128,932)	(12,310)	—	—	—	(141,242)
Conversion of security	(13,715)	—	(587)	14,302	—	—
PIK interest earned	5,577	314	74	—	—	5,965
Accretion of loan discounts	3,587	255	—	—	—	3,842
Realized (loss) gain	(4,957)	(2,239)	(104)	(9,260)	—	(16,560)
Unrealized gain (loss)	(12,193)	(4,888)	(294)	16,447	(11,147)	(12,075)
Fair value, end of period	$1,000,984	$35,820	$791	$117,537	$51,256	$1,206,388

Year ended March 31, 2022	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$524,161	$36,919	$11,534	$58,660	$57,158	$688,432
New investments	462,032	18,669	318	14,999	3,200	499,218
Proceeds from sales of investments	—	(53)	—	(11,881)	—	(11,934)
Principal repayments received	(247,538)	(7,223)	(11,521)	—	—	(266,282)
Conversion of security	(4,683)	5,208	—	(525)	—	—
PIK interest earned	2,455	1,217	518	—	—	4,190
Accretion of loan discounts	2,726	233	46	—	—	3,005
Realized gain	(67)	(2,274)	46	8,845	—	6,550
Unrealized gain (loss)	786	(51)	376	15,079	(2,755)	13,435
Fair value, end of period	$739,872	$52,645	$1,317	$85,177	$57,603	$936,614

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

Set forth below is a comparison of the results of operations for the years ended March 31, 2023 and 2022. For the comparison of the results of operations for the years ended March 31, 2022 and 2021, see the Company's Annual Report on Form 10-K for the year ended March 31, 2022, which was filed with the SEC on May 24, 2022, located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Comparison of years ended March 31, 2023 and March 31, 2022

	Years Ended
	March 31,		Net Change
	2023	2022	Amount	%
	(in thousands)
Total investment income	$119,300	$82,215	$37,085	45.1%
Interest expense	(28,873)	(19,924)	(8,949)	44.9%
Other operating expenses	(21,387)	(18,989)	(2,398)	12.6%
Income before taxes	69,040	43,302	25,738	59.4%
Income tax (benefit) provision	329	615	(286)	(46.5)%
Net investment income	68,711	42,687	26,024	61.0%
Net realized (loss) gain on investments, net of tax	(17,029)	5,834	(22,863)	(391.9)%
Net unrealized (depreciation) appreciation on investments, net of tax	(18,589)	11,467	(30,056)	(262.1)%
Realized loss on extinguishment of debt	—	(17,087)	17,087	(100.0)%
Realized loss on disposal of fixed assets	—	(86)	86	(100.0)%
Net increase in net assets from operations	$33,093	$42,815	$(9,722)	(22.7)%

Investment Income

Total investment income consisted of interest income, dividend income, fee income and other income for each applicable period. For the year ended March 31, 2023, we reported investment income of $119.3 million, a $37.1 million, or 45.1%, increase as compared to the year ended March 31, 2022. The increase was primarily due to a $36.6 million increase in interest income generated from our debt investments due to a 3.2% increase in the weighted average yield on debt investments, a 32.6% increase in the cost basis of debt investments held by us from $802.3 million to $1,063.4 million year-over-year and an increase of $0.9 million in dividend income, partially offset by a decrease of $0.5 million in fee income.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the year ended March 31, 2023, our total interest expense was $28.9 million, an increase of $8.9 million, as compared to the total interest expense of $19.9 million for the year ended March 31, 2022. The increase was primarily attributable to an increase in average total borrowings outstanding and an increase in the weighted average interest rate on total debt.

Salaries, General and Administrative Expenses

For the year ended March 31, 2023, our total employee compensation expense (including both cash and share-based compensation) increased by $1.2 million, or 9.3%, as compared to the total employee compensation expense for the year ended March 31, 2022. For the year ended March 31, 2023, our total general and administrative expense was $7.8 million, an increase of $1.2 million, or 19.0%, as compared to the total general and administrative expense of $6.6 million for the year ended March 31, 2022. The increase was primarily due to an increase in audit fees, an increase in expenses related to the Company's new office space and an increase in insurance costs, as well as an increase in professional fees incurred in connection with the compensation consultant engaged by the Compensation Committee and the initial fee related to being assigned an investment grade rating by Moody's Investors Services.

Net Investment Income

For the year ended March 31, 2023, income before taxes increased by $25.7 million, or 59.4%. Net investment income increased from the prior year period by $26.0 million, or 61.0%, to $68.7 million as a result of a $37.1 million increase in total investment income and a $0.3 million decrease in income tax provision, partially offset by a $8.9 million increase in interest expense.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $17.0 million for the year ended March 31, 2023:

	Year Ended March 31, 2023
	Full Exits	Partial Exits	Restructures	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(1,220)	$420	$(6,983)	$302	$(7,481)
Equity	853	—	(10,107)	(294)	(9,548)
Total net realized gain (loss)	$(367)	$420	$(17,090)	$8	$(17,029)
(1)Included in other is a $0.1 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized gain on investments of $5.8 million for the year ended March 31, 2022:

	Year Ended March 31, 2022
	Full Exits	Partial Exits	Restructures	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$1,210	$176	$(3,649)	$640	$(1,623)
Equity	7,419	—	—	38	7,457
Total net realized gain (loss)	$8,629	$176	$(3,649)	$678	$5,834
(1)Included in other is a $1.4 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized (depreciation) appreciation on investments of $18.6 million for the year ended March 31, 2023 (amounts in thousands):

	Year Ended March 31, 2023
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains) losses recognized during the current period	$(2,009)	$(1,257)	$—	$(3,266)
Net unrealized (depreciation) appreciation relating to portfolio investments	(15,366)	11,190[1]	(11,147)	(15,323)
Total net unrealized (depreciation) appreciation on investments	$(17,375)	$9,933	$(11,147)	$(18,589)
1Includes a deferred tax provision of $6.5 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized appreciation (depreciation) on investments of $11.5 million for the year ended March 31, 2022 (amounts in thousands):

	Year Ended March 31, 2022
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$2,000	$(8,286)	$—	$(6,286)
Net unrealized (depreciation) appreciation relating to portfolio investments	(888)	21,396[1]	(2,755)	17,753
Total net unrealized appreciation (depreciation) on investments	$1,112	$13,110	$(2,755)	$11,467
1 Includes a deferred tax provision of $2.0 million associated with the Taxable Subsidiary.

Realized Loss on Extinguishment of Debt

During the year ended March 31, 2023, we did not recognize any loss on extinguishment of debt. During the year ended March 31, 2022, we recognized a loss on extinguishment of debt of $17.1 million due to the full redemption of the October 2024 Notes, which included a make-whole premium of $15.2 million.

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

Cash Flows

For the year ended March 31, 2023, we experienced a net increase in cash and cash equivalents in the amount of $10.2 million. During the foregoing period, our operating activities used $227.1 million in cash, consisting primarily of new portfolio investments of $433.2 million, partially offset by $139.1 million from sales and repayments received from debt investments in portfolio companies and $2.7 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities provided cash of $237.5 million, consisting primarily of net proceeds from the Equity ATM Program of $158.9 million, net proceeds from an underwritten equity offering of $44.1 million, net proceeds from the issuance of SBA debentures of $78.1 million and net borrowings on our Credit Facility of $30.0 million, partially offset by cash dividends paid in the amount of $71.1 million. At March 31, 2023, the Company had cash and cash equivalents of approximately $21.6 million.

For the year ended March 31, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $20.2 million. During that period, our operating activities used $182.7 million in cash, consisting primarily of new portfolio investments of $499.2 million, partially offset by $259.2 million from sales and repayments received from debt investments in portfolio companies and $11.9 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities provided cash of $164.5 million, consisting primarily of net borrowings on our Credit Facility of $85.0 million, net proceeds from the Equity ATM Program of $98.1 million, net proceeds from the issuance of the October 2026 Notes of $146.4 million and net proceeds from issuance of SBA debentures of $39.0 million, partially offset by the redemption of the October 2024 Notes of $125.0 million and cash dividends paid in the amount of $58.6 million. At March 31, 2022, the Company had cash and cash equivalents of approximately $11.4 million.

Financing Transactions

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of March 31, 2023, the Company’s asset coverage was 235%.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of March 31, 2023, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At March 31, 2023, CSWC had $235.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $13.2 million, $6.2 million and $6.8 million for the years ended March 31, 2023, 2022 and 2021, respectively. The weighted average interest rate on the Credit Facility was 5.22% and 2.50% for the years ended March 31, 2023 and 2022, respectively. Average borrowings for the years ended March 31, 2023 and 2022 were $213.7 million and $173.5 million, respectively. As of March 31, 2023 and 2022, CSWC was in compliance with all financial covenants under the Credit Agreement.

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

The Company did not recognize any interest expense related to the October 2024 Notes for the year ended March 31, 2023. For the years ended March 31, 2022 and 2021, the Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $3.6 million and $6.3 million, respectively. From April 1, 2021 through September 24, 2021 (the redemption date of the October 2024 Notes), average borrowings were $125.0 million. The October 2024 Notes had a weighted average effective yield of 5.375%.

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

As of March 31, 2023, the carrying amount of the January 2026 Notes was $139.1 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of March 31, 2023, the fair value of the January 2026 Notes was $122.8 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $6.6 million, $6.7 million and $1.2 million for the years ended March 31, 2023, 2022 and 2021, respectively. For each of the years ended March 31, 2023 and 2022, average borrowings were $140.0 million.

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

As of March 31, 2023, the carrying amount of the October 2026 Notes was $147.3 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of March 31, 2023, the fair value of the October 2026 Notes was $132.2 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $5.8 million and $3.1 million for the years ended March 31, 2023, respectively. For the year ended March 31, 2023, average borrowings were $150.0 million. Since the issuance of the October 2026 Notes on August 27, 2021 through March 31, 2022, average borrowings were $132.9 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. As of March 31, 2023, SBIC I had regulatory capital of $65.0 million and leverageable capital of $65.0 million. As of March 31, 2023, SBIC I had a total leverage commitment from the SBA in the amount of $130.0 million, of which $10.0 million remains unused. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations.

As of March 31, 2023, the carrying amount of SBA Debentures was $116.3 million on an aggregate principal amount of $120.0 million. As of March 31, 2023, the fair value of the SBA Debentures was $115.8 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC 820. The Company recognized interest expense and fees related to SBA Debentures of $3.2 million and $0.3 million for the years ended March 31, 2023 and 2022, respectively. The weighted average interest rate on the SBA Debentures was 3.38% and 1.30% for the years ended March 31, 2023 and 2022, respectively. For the years ended March 31, 2023 and 2022, average borrowings were $82.6 million and $17.0 million, respectively.

As of March 31, 2023, the Company's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	March 31, 2023
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
			$120,000
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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Years Ended March 31,
	2023	2022
Number of shares sold	8,435,462	3,872,031
Gross proceeds received (in thousands)	$161,216	$99,636
Net proceeds received (in thousands)[1]	$158,798	$98,142
Weighted average price per share	$19.11	$25.73

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses. As of March 31, 2023, no proceeds remained receivable. As of March 31, 2022, $1.7 million in proceeds remained receivable and was included in other receivables in the Consolidated Statement of Assets and Liabilities.

Cumulative to date, the Company has sold 16,613,122 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.75, raising $344.7 million of gross proceeds. Net proceeds were $339.1 million after commissions to the sales agents on shares sold. As of March 31, 2023, the Company has $305.3 million available under the Equity ATM Program.

On July 28, 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the

Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the years ended March 31, 2023 and 2022, the Company did not repurchase any shares under the share repurchase program.

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

At March 31, 2023 and March 31, 2022, we had a total of approximately $125.2 million and $134.3 million, respectively, in currently unfunded commitments (as discussed in Note 11 to the Consolidated Financial Statements). As of March 31, 2023, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2023, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.3 million expire in August 2023, $0.4 million expire in February 2024 and $0.2 million expire in April 2024. As of March 31, 2023, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of March 31, 2023, the Company had cash and cash equivalents of $21.6 million and $164.4 million in available borrowings under the Credit Facility.

Contractual Obligations

As shown below, we had the following contractual obligations as of March 31, 2023. For information on our unfunded investment commitments, see Note 11 of the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$4,262	$406	$842	$882	$2,132
Credit Facility (1)	276,784	12,474	24,879	239,431	—
January 2026 Notes (2)	158,900	6,300	152,600	—	—
October 2026 Notes (2)	170,250	5,062	10,125	155,063	—
	$610,196	$24,242	$188,446	$395,376	$2,132

(1)Amounts include interest payments calculated at an average rate of 5.22% of outstanding Credit Facility borrowings, which were $235.0 million as of March 31, 2023.
(2)Includes interest payments.

RECENT DEVELOPMENTS

On April 26, 2023, the Board of Directors declared a total dividend of $0.59 per share, comprised of a regular dividend of $0.54 and a supplemental dividend of $0.05, for the quarter ending June 30, 2023. The record date for the dividend is June 15, 2023. The payment date for the dividend is June 30, 2023.

On April 26, 2023, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a committee of certain officers of the Company as the Board's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors, effective beginning as of the fiscal quarter ending June 30, 2023.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk. Market risk includes risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy; overall market changes, including an increase in market volatility; interest rate volatility, including the decommissioning of LIBOR and rising interest rates; inflationary pressures; legislative reform; and local, regional, national or global political, social or economic instability.

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent our debt investments include floating interest rates. A large portion of our portfolio is comprised of floating rate investments that utilize LIBOR, SOFR or an alternative rate.

Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely lead to a decrease in interest rates. Alternatively, a prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as LIBOR or SOFR, are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See “Risk Factors — The interest rates of our loans to our portfolio companies, any LIBOR-linked securities, and other financial obligations that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR” for more information.

Our interest expenses also will be affected by changes in the published SOFR rate in connection with our Credit Facility. The interest rates on the October 2026 Notes, the January 2026 Notes and SBA Debentures are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2023, we were not a party to any hedging arrangements.

As of March 31, 2023, approximately 96.7% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Our Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2023.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(200 bps)	$(16,942)	$(0.47)
(150 bps)	(12,707)	(0.35)
(100 bps)	(8,471)	(0.23)
(50 bps)	(4,236)	(0.12)
50 bps	4,236	0.12

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including future borrowings that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the table above.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capital Southwest Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Capital Southwest Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of March 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes to the consolidated financial statements and the Schedule of Investments in and Advances to Affiliates of the Company listed in Schedule 12-14 for the year ended March 31, 2023 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related Schedule of Investments in and Advances to Affiliates, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of March 31, 2023 and 2022, by correspondence with the custodians or the portfolio companies and other appropriate procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of investments using significant unobservable inputs

As discussed in Note 4, at March 31, 2023, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $1,155.132 million. Level 3 investments represent investments whose values are based on unobservable inputs that are significant to the overall fair value measurement. Management estimates, and the Board of Directors approves, the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 4 to the financial statements.

We identified the fair value of Level 3 investments as a critical audit matter because of the management judgment necessary to select the valuation techniques used to estimate the fair value of the investments and to estimate the significant unobservable inputs used in those valuation techniques. Auditing the fair value of the Company’s Level 3 investments is complex, as the valuation techniques, unobservable inputs and assumptions used by management are highly judgmental and changes could have a significant effect on the fair value measurements of such investments.

The audit procedures we performed to address this critical audit matter included the following, among others:

•We evaluated the appropriateness of the Company’s valuation techniques used for Level 3 investments by reviewing the reasonableness of significant changes in those valuation techniques from the prior year-end, if applicable, and also comparing to those used by market participants.
•We tested the reasonableness of assumptions used by management to estimate the unobservable inputs, including market yield, financial performance measures, and discounts rates, by comparing these inputs to market information obtained from external sources.
•For a sample of investments, we utilized valuation specialists, with specialized skill and knowledge, to assist with evaluation of the Company’s valuation techniques and testing the reasonableness of the assumptions used by management.
•We evaluated the Company’s historical ability to estimate fair value by comparing the transaction price of available transactions occurring subsequent to the prior period valuation date against the fair value estimate determined by the Company in the prior period.
•We evaluated subsequent events and other available information and considered whether this information corroborated or contradicted the Company’s year-end valuations.
•We tested broker quotes using third-party quotes, if available.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Chicago, Illinois
May 23, 2023

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	March 31,	March 31,
	2023	2022

Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $947,829 and $721,392, respectively)	$966,627	$747,132
Affiliate investments (Cost: $191,523 and $140,911, respectively)	188,505	131,879
Control investments (Cost: $80,800 and $76,000, respectively)	51,256	57,603
Total investments (Cost: $1,220,152 and $938,303, respectively)	1,206,388	936,614
Cash and cash equivalents	21,585	11,431
Receivables:
Dividends and interest	18,430	12,106
Escrow	363	1,344
Other	647	2,238
Income tax receivable	368	158
Debt issuance costs (net of accumulated amortization of $5,642 and $4,573, respectively)	3,717	4,038
Other assets	6,186	6,028
Total assets	$1,257,684	$973,957

Liabilities
SBA Debentures (Par value: $120,000 and $40,000, respectively)	$116,330	$38,352
January 2026 Notes (Par value: $140,000 and $140,000, respectively)	139,051	138,714
October 2026 Notes (Par value: $150,000 and $150,000, respectively)	147,263	146,522
Credit facility	235,000	205,000
Other liabilities	16,761	14,808
Accrued restoration plan liability	598	2,707
Income tax payable	156	1,240
Deferred tax liability	12,117	5,747
Total liabilities	667,276	553,090

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 38,415,937 shares at March 31, 2023 and 27,298,032 shares at March 31, 2022	9,604	6,825
Additional paid-in capital	646,586	448,235
Total distributable (loss) earnings	(41,845)	(10,256)
Treasury stock - at cost, 2,339,512 shares	(23,937)	(23,937)
Total net assets	590,408	420,867
Total liabilities and net assets	$1,257,684	$973,957
Net asset value per share (36,076,425 shares outstanding at March 31, 2023 and 24,958,520 shares outstanding at March 31, 2022)	$16.37	$16.86

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share data)

	Years Ended
	March 31,
	2023	2022	2021
Investment income:
Interest income:
Non-control/Non-affiliate investments	$87,982	$58,136	$42,880
Affiliate investments	11,658	7,122	6,126
Payment-in-kind interest income:
Non-control/Non-affiliate investments	2,382	2,051	4,268
Affiliate investments	3,060	1,160	3,018
Dividend income:
Non-control/Non-affiliate investments	1,824	1,654	1,752
Affiliate investments	141	28	33
Control investments	7,337	6,720	6,609
Fee income:
Non-control/Non-affiliate investments	4,057	4,833	3,233
Affiliate investments	638	494	122
Control investments	100	—	—
Other income	121	17	21
Total investment income	119,300	82,215	68,062
Operating expenses:
Compensation	9,870	8,838	7,756
Share-based compensation	3,705	3,585	2,944
Interest	28,873	19,924	17,941
Professional fees	3,180	2,489	2,193
General and administrative	4,632	4,077	3,115
Total operating expenses	50,260	38,913	33,949
Income before taxes	69,040	43,302	34,113
Federal income, excise and other taxes	630	181	637
Deferred taxes	(301)	434	1,805
Total income tax provision	329	615	2,442
Net investment income	$68,711	$42,687	$31,671
Realized (loss) gain
Non-control/Non-affiliate investments	$(5,872)	$7,136	$(6,908)
Affiliate investments	(11,027)	140	(1,628)
Income tax provision	(130)	(1,442)	—
Total net realized (loss) gain on investments, net of tax	(17,029)	5,834	(8,536)
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(6,942)	20,940	21,218
Affiliate investments	6,014	(4,750)	(2,825)
Control investments	(11,147)	(2,755)	12,598
Income tax provision	(6,514)	(1,968)	(2,236)
Total net unrealized (depreciation) appreciation on investments, net of tax	(18,589)	11,467	28,755
Net realized and unrealized (losses) gains on investments	(35,618)	17,301	20,219
Realized loss on extinguishment of debt	—	(17,087)	(1,007)
Realized loss on disposal of fixed assets	—	(86)	—
Net increase in net assets from operations	$33,093	$42,815	$50,883

Pre-tax net investment income per share - basic and diluted	$2.30	$1.90	$1.79
Net investment income per share – basic and diluted	$2.29	$1.87	$1.66
Net increase in net assets from operations – basic and diluted	$1.10	$1.87	$2.67
Weighted average shares outstanding – basic and diluted	30,015,533	22,839,835	19,060,131

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except shares)
	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2020	17,998,098	$5,085	2,339,512	$(23,937)	$310,846	$(19,772)	$272,222
Issuance of common stock	2,810,541	702	—	—	49,691	—	50,393
Share-based compensation	—	—	—	—	2,944	—	2,944
Issuance of common stock under restricted stock plan, net of forfeitures	211,994	53	—	—	(53)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(15,309)	(4)	—	—	(235)	—	(239)
Dividends to shareholders	—	—	—	—	—	(39,945)	(39,945)
Change in restoration plan liability	—	—	—	—	(7)	—	(7)
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(6,739)	6,739	—
Net increase resulting from operations	—	—	—	—	—	50,883	50,883
Balances at March 31, 2021	21,005,324	$5,836	2,339,512	$(23,937)	$356,447	$(2,095)	$336,251
Issuance of common stock	3,872,031	969	—	—	97,138	—	98,107
Share-based compensation	—	—	—	—	3,585	—	3,585
Issuance of common stock under restricted stock plan, net of forfeitures	133,289	33	—	—	(33)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(52,124)	(13)	—	—	(1,395)	—	(1,408)
Dividends to shareholders	—	—	—	—	—	(58,624)	(58,624)
Change in restoration plan liability	—	—	—	—	141	—	141
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(7,648)	7,648	—
Net increase resulting from operations	—	—	—	—	—	42,815	42,815
Balances at March 31, 2022	24,958,520	$6,825	2,339,512	$(23,937)	$448,235	$(10,256)	$420,867
Issuance of common stock	10,969,898	2,742	—	—	200,039	—	202,781
Share-based compensation	—	—	—	—	3,705	—	3,705
Issuance of common stock under restricted stock plan, net of forfeitures	197,597	49	—	—	(49)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(49,590)	(12)	—	—	(1,009)	—	(1,021)
Dividends to shareholders	—	—	—	—	—	(71,102)	(71,102)
Change in restoration plan liability	—	—	—	—	2,085	—	2,085
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(6,420)	6,420	—
Net increase resulting from operations	—	—	—	—	—	33,093	33,093
Balances at March 31, 2023	36,076,425	$9,604	2,339,512	$(23,937)	$646,586	$(41,845)	$590,408

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended
	March 31,
	2023	2022	2021
Cash flows from operating activities
Net increase in net assets from operations	$33,093	$42,815	$50,883
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(433,200)	(499,218)	(219,349)
Proceeds from sales and repayments of debt investments in portfolio companies	139,051	259,158	97,589
Proceeds from sales and return of capital of equity investments in portfolio companies	2,664	11,881	17,841
Payment of accreted original issue discounts	1,570	3,692	1,228
Payment of accrued payment-in-kind interest	1,313	3,485	—
Depreciation and amortization	2,750	2,230	1,967
Net pension benefit	(24)	(132)	(110)
Realized loss (gain) on investments before income tax	17,222	(6,617)	8,549
Realized loss on extinguishment of debt	—	17,103	1,007
Realized loss on disposal of fixed assets	—	86	—
Net unrealized depreciation (appreciation) on investments before income tax	12,075	(13,435)	(30,991)
Accretion of discounts on investments	(3,842)	(3,005)	(2,347)
Payment-in-kind interest	(5,965)	(4,190)	(7,880)
Share-based compensation expense	3,705	3,585	2,944
Deferred income taxes	6,369	2,402	3,784
Changes in other assets and liabilities:
(Increase) decrease in dividend and interest receivable	(6,803)	(1,539)	(144)
Decrease (increase) in escrow receivables	756	(159)	493
(Increase) decrease in tax receivable	(209)	(4)	(8)
Decrease (increase) in other receivables	1,591	(2,067)	(119)
(Increase) decrease in other assets	(128)	(3,090)	95
(Decrease) increase in taxes payable	(1,085)	1,191	(463)
Increase in other liabilities	1,997	3,153	6,779
Net cash used in operating activities	(227,100)	(182,675)	(68,252)
Cash flows from investing activities
Acquisition of fixed assets	(281)	(1,995)	—
Net cash used in investing activities	(281)	(1,995)	—
Cash flows from financing activities
Proceeds from common stock offering	202,956	98,141	50,410
Equity offering costs paid	(102)	—	—
Borrowings under credit facility	185,000	315,000	182,000
Repayments of credit facility	(155,000)	(230,000)	(216,000)
Debt issuance costs paid	(1,248)	(3,865)	(540)
Proceeds from issuance of SBA Debentures	78,052	39,026	—
Proceeds from issuance of October 2024 Notes	—	—	49,000
Proceeds from issuance of January 2026 Notes	—	—	138,571
Proceeds from issuance of October 2026 Notes	—	146,414	—
Redemption of December 2022 Notes	—	—	(77,136)
Redemption of October 2024 Notes	—	(125,000)	—
Payment for debt extinguishment costs	—	(15,196)	—
Dividends to shareholders	(71,102)	(58,624)	(39,945)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,021)	(1,408)	(239)
Net cash provided by financing activities	237,535	164,488	86,121
Net increase (decrease) in cash and cash equivalents	10,154	(20,182)	17,869
Cash and cash equivalents at beginning of period	11,431	31,613	13,744
Cash and cash equivalents at end of period	$21,585	$11,431	$31,613
Supplemental cash flow disclosures:
Cash paid for income taxes	$1,896	$461	$1,464
Cash paid for interest	25,466	18,404	11,738

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
360 QUOTE TOPCO, LLC	Revolving Loan	Media & marketing	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.55%	6/16/2022	6/16/2027	$3,250	$3,209	$3,006
	First Lien[19]		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.55%	6/16/2022	6/16/2027	25,000	24,674	23,125
							27,883	26,131
AAC NEW HOLDCO INC.	First Lien	Healthcare services	18.00% PIK	12/11/2020	6/25/2025	10,199	10,199	9,842
	Delayed Draw Term Loan[10]		18.00% PIK	1/31/2023	6/25/2025	274	270	264
	374,543 shares common stock		—	12/11/2020	—	—	1,785	716
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	881
							14,452	11,703
ACACIA BUYERCO V LLC	Revolver Loan[10]	Software & IT services	SOFR+6.50% (Floor 1.00%)	11/25/2022	11/26/2027	—	(37)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.35%	11/25/2022	11/26/2027	5,000	4,905	4,920
	Delayed Draw Term Loan[10]		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.43%	11/25/2022	11/26/2027	7,500	7,332	7,380
	1,000,000 Class B-2 Units[9,13]		—	11/25/2022	—	—	1,000	1,000
							13,200	13,300
ACCELERATION, LLC	Revolving Loan[10]	Media & marketing	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 13.56%[20]	6/13/2022	6/14/2027	3,700	3,616	3,700
	First Lien - Term Loan A		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.35%	6/13/2022	6/14/2027	9,228	9,067	9,228
	First Lien - Term Loan B		SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 13.35%	6/13/2022	6/14/2027	9,228	9,066	9,228
	First Lien - Term Loan C		SOFR+9.50% (Floor 1.00%)/Q, Current Coupon 14.35%	6/13/2022	6/14/2027	9,228	9,066	9,228
	Delayed Draw Term Loan[10]		SOFR+8.50% (Floor 1.00%)	6/13/2022	6/14/2027	—	(42)	—
	13,451.22 Preferred Units[9,13]		—	6/13/2022	—	—	893	1,482
	1,611.22 Common Units[9,13]		—	6/13/2022	—	—	107	165
							31,773	33,031

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ACCELERATION PARTNERS, LLC	First Lien[8]	Media & marketing	SOFR+8.15% (Floor 1.00%)/Q, Current Coupon 12.90%[20]	12/1/2020	12/1/2025	19,550	19,162	19,550
	1,019 Preferred Units[9,13]		—	12/1/2020	—	—	1,019	1,223
	1,019 Class A Common Units[9,13]		—	12/1/2020	—	—	14	—
							20,195	20,773
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	SOFR+12.00% (Floor 2.00%)/Q, Current Coupon 16.85%	12/13/2018	12/13/2023	7,698	7,668	7,082
ALLIANCE SPORTS GROUP, L.P.	Unsecured convertible Note	Consumer products & retail	6.00% PIK	7/15/2020	9/30/2024	173	173	201
	3.88% membership preferred interest		—	8/1/2017	—	—	2,500	2,691
							2,673	2,892
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	Food, agriculture and beverage	SOFR+6.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 12.49%	3/11/2022	4/10/2026	11,716	11,667	10,978
	First Lien - Term Loan B		SOFR+8.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 14.49%	3/11/2022	4/10/2026	11,716	11,667	9,958
	3,000,000 units of Class A common stock[9,13]		—	4/10/2018	—	—	3,000	—
							26,334	20,936
AMERICAN TELECONFERENCING SERVICES, LTD. (DBA PREMIERE GLOBAL SERVICES, INC.)	Revolving Loan[10,16]	Telecommunications	P+5.50%/Q (Floor 2.00%), Current Coupon 9.00%	9/17/2021	4/7/2023	862	853	44
	First Lien[16]		P+5.50%/Q (Floor 2.00%), Current Coupon 9.00%	9/21/2016	6/8/2023	4,899	4,858	251
							5,711	295
ARBORWORKS, LLC	Revolving Loan[10]	Environmental services	L+7.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 14.83%	11/17/2021	11/9/2026	2,000	1,956	1,502
	First Lien		L+7.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 14.85%	11/17/2021	11/9/2026	12,610	12,417	9,470
	100 Class A Units[9,13]		—	11/17/2021	—	—	100	—
							14,473	10,972
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572 Common Units[9,13]	Healthcare services	—	8/31/2018	—	—	1,026	847

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ATS OPERATING, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.39%	1/18/2022	1/18/2027	500	462	492
	First Lien - Term Loan A		SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 10.35%	1/18/2022	1/18/2027	9,250	9,104	9,102
	First Lien - Term Loan B		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.35%	1/18/2022	1/18/2027	9,250	9,102	9,102
	1,000,000 Preferred units[9,13]		—	1/18/2022	—	—	1,000	1,000
							19,668	19,696
BINSWANGER HOLDING CORP.	900,000 shares of common stock	Distribution	—	3/9/2017	—	—	900	—
BROAD SKY NETWORKS LLC (DBA EPIC IO TECHNOLOGIES)	1,131,579 Series A Preferred units[9,13]	Telecommunications	—	12/11/2020	—	—	1,132	1,649
	89,335 Series C Preferred units[9,13]		—	10/21/2022	—	—	89	130
							1,221	1,779
C&M CONVEYOR, INC.	First Lien - Term Loan A15	Business services	SOFR+7.50% (Floor 1.50%)/M, Current Coupon 12.28%	1/3/2023	9/30/2026	6,500	6,377	6,377
	First Lien - Term Loan B15		SOFR+5.50% (Floor 1.50%)/M, Current Coupon 10.28%	1/3/2023	9/30/2026	6,500	6,377	6,377
							12,754	12,754
CADMIUM, LLC	Revolving Loan	Software & IT services	L+7.00% (Floor 1.00%)/Q, Current Coupon 12.16%	1/7/2022	12/22/2026	615	611	594
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 12.16%	1/7/2022	12/22/2026	7,385	7,326	7,134
							7,937	7,728
CAMIN CARGO CONTROL, INC.	First Lien	Energy services (midstream)	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.42%	6/2/2021	6/4/2026	5,692	5,652	5,692
CAVALIER BUYER, INC.	Revolving Loan[10]	Healthcare services	SOFR+8.00% (Floor 2.00%)	2/10/2023	2/10/2028	—	(19)	—
	First Lien		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.88%	2/10/2023	2/10/2028	6,500	6,372	6,372
	625,000 Preferred Units[9,13]		—	2/10/2023	—	—	625	625
	625,000 Class A-1 Units[9,13]		—	2/10/2023	—	—	—	—
							6,978	6,997

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CRAFTY APES, LLC	First Lien[8]	Media & marketing	SOFR+7.02% (Floor 1.00%)/Q, Current Coupon 12.07%[20]	6/9/2021	11/1/2024	15,000	14,911	15,000
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	Transportation & logistics	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 12.91%	11/9/2021	8/26/2026	8,566	8,498	8,566
EXACT BORROWER, LLC	Revolving Loan[10]	Media & marketing	SOFR+7.50% (Floor 2.00%)	12/7/2022	8/6/2027	—	(47)	—
	First Lien - Term Loan A		SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.24%	12/7/2022	8/6/2027	9,450	9,271	9,271
	First Lien - Term Loan B		SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.24%	12/7/2022	8/6/2027	9,450	9,271	9,271
	Delayed Draw Term Loan[10]		SOFR+7.50% (Floor 2.00%)	12/7/2022	8/6/2027	—	(23)	—
	Promissory Note		13.574%	12/7/2022	12/6/2028	385	385	385
	615.156 Common units			12/7/2022	—	—	615	770
							19,472	19,697
FLIP ELECTRONICS, LLC	First Lien	Technology products & components	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.41%[20]	1/4/2021	1/2/2026	31,845	31,214	31,845
	Delayed Draw Term Loan		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.25%	3/24/2022	1/2/2026	2,818	2,777	2,818
	2,000,000 Common Units[9,11,13]		—	1/4/2021	—	—	2,000	17,678
							35,991	52,341
FM SYLVAN, INC.	Revolving Loan[10]	Industrial services	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.94%	11/8/2022	11/8/2027	2,000	1,816	2,000
	First Lien		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.85%	11/8/2022	11/8/2027	11,963	11,737	11,963
							13,553	13,963
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien	Food, agriculture & beverage	L+6.50% (Floor 1.00%)/Q, Current Coupon 11.25%	6/1/2021	6/1/2026	7,030	6,908	7,030
	75,000 Class A Units[9,13]		—	6/1/2021	—	—	750	911
							7,658	7,941

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GAINS INTERMEDIATE, LLC	Revolving Loan[10]	Business services	SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(47)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.35%	12/15/2022	12/15/2027	7,500	7,357	7,358
	First Lien - Term Loan B		SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.35%	12/15/2022	12/15/2027	7,500	7,356	7,358
	Delayed Draw Term Loan[10]		SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(162)	—
							14,504	14,716
GUARDIAN FLEET SERVICES, INC.	First Lien	Transportation & logistics	SOFR+7.25%, 1.75% PIK (Floor 2.50%)/Q, Current Coupon 14.05%	2/10/2023	2/10/2028	4,511	4,376	4,376
	1,500,000 Class A Units[9,13]		—	2/10/2023	—	—	1,500	1,500
	Warrants (Expiration - February 10, 2033)		—	2/10/2023	—	—	80	80
							5,956	5,956
GULF PACIFIC ACQUISITION, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.99%[20]	9/30/2022	9/29/2028	353	335	347
	First Lien		SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.05%	9/30/2022	9/29/2028	3,642	3,574	3,573
	Delayed Draw Term Loan[10]		SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.11%	9/30/2022	9/29/2028	303	286	297
							4,195	4,217
HYBRID APPAREL, LLC	Second Lien[15]	Consumer products & retail	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 13.10%	6/30/2021	6/30/2026	15,750	15,528	13,120
INFOLINKS MEDIA BUYCO, LLC	First Lien	Media & marketing	L+5.50% (Floor 1.00%)/Q, Current Coupon 10.66%	11/1/2021	10/30/2026	7,653	7,537	7,653
	Delayed Draw Term Loan[10]		L+5.50% (Floor 1.00%)	11/1/2021	10/30/2026	—	(16)	—
	1.68% LP interest[9,10,11,13]		—	10/29/2021	—	—	588	944
							8,109	8,597

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ISI ENTERPRISES, LLC	Revolving Loan[10]	Software & IT services	L+7.00% (Floor 1.00%)	10/1/2021	10/1/2026	—	(28)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 11.75%	10/1/2021	10/1/2026	5,000	4,926	5,000
	1,000,000 Series A Preferred units		—	10/1/2021	—	—	1,000	1,000
							5,898	6,000
ISLAND PUMP AND TANK, LLC	Revolving Loan[10]	Environmental services	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.67%	3/2/2023	8/3/2026	500	471	471
	First Lien		SOFR+7.50% (Floor 2.00%)/Q Current Coupon 12.66%	3/2/2023	8/3/2026	9,000	8,823	8,823
	750,000 Preferred units[9,13]		—	3/2/2023	—	—	750	750
							10,044	10,044
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 11.34%	2/28/2019	2/28/2024	6,132	6,117	6,132
KMS, INC.[15]	First Lien	Distribution	L+7.25% (Floor 1.00%)/Q, Current Coupon 12.44%	10/4/2021	10/2/2026	15,800	15,681	14,299
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)/Q, Current Coupon 12.44%	10/4/2021	10/2/2026	2,228	2,174	2,016
							17,855	16,315
LASH OPCO, LLC	Revolving Loan[10]	Consumer products & retail	L+7.00% (Floor 1.00%)/S, Current Coupon 11.89%[20]	12/29/2021	9/18/2025	343	336	330
	First Lien		L+7.00% (Floor 1.00%)/S, Current Coupon 11.84%	12/29/2021	3/18/2026	10,532	10,315	10,110
							10,651	10,440
LGM PHARMA, LLC	First Lien	Healthcare products	L+8.50% (Floor 1.00%), 1.00% PIK/Q, Current Coupon 14.16%	11/15/2017	11/15/2023	11,477	11,436	11,477
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%), 1.00% PIK/Q, Current Coupon 15.66%	7/24/2020	11/15/2023	2,501	2,491	2,501
	Unsecured convertible note[9,13]		25.00% PIK	12/21/2021	12/31/2024	113	113	113
	142,278.89 units of Class A common stock[9,13]		—	11/15/2017	—	—	1,600	1,692
							15,640	15,783

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LIGHTNING INTERMEDIATE II, LLC (DBA VIMERGY)	Revolving Loan[10]	Healthcare products	SOFR+6.50% (Floor 1.00%)	6/6/2022	6/7/2027	—	(31)	—
	First Lien		SOFR+6.50% (Floor 1.00%)/S, Current Coupon 11.54%	6/6/2022	6/7/2027	22,714	22,318	22,305
	0.88% LLC interest[9,13]		—	6/6/2022	—	—	600	416
							22,887	22,721
LLFLEX, LLC	First Lien[15]	Containers & packaging	L+9.00% (Floor 1.00%)/Q, Current Coupon 13.75%	8/16/2021	8/14/2026	10,835	10,656	10,131
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor 0.75%)/S, Current Coupon 11.89%[20]	3/15/2021	3/13/2026	943	921	939
	First Lien		L+7.25% (Floor 0.75%)/Q, Current Coupon 12.30%	3/15/2021	3/13/2026	7,879	7,778	7,839
							8,699	8,778
MERCURY ACQUISITION 2021, LLC (DBA TELE-TOWN HALL)	First Lien	Telecommunications	L+8.00% (Floor 1.00%)/Q, Current Coupon 12.75%	12/6/2021	12/7/2026	12,344	12,150	11,949
	Second Lien		L+11.00% (Floor 1.00%)/Q, Current Coupon 15.75%	12/6/2021	12/7/2026	2,759	2,715	2,593
	2,089,599 Series A units[9,13]		—	12/6/2021	—	—	—	770
							14,865	15,312
MICROBE FORMULAS LLC	Revolving Loan[10]	Healthcare products	SOFR+6.25% (Floor 1.00%)	4/4/2022	4/3/2028	—	(27)	—
	First Lien		SOFR+6.25% (Floor 1.00%)/M, Current Coupon 11.09%	4/4/2022	4/3/2028	11,621	11,421	11,505
							11,394	11,505
MUENSTER MILLING COMPANY, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+7.25% (Floor 1.00%)	8/10/2021	8/10/2026	—	(67)	—
	First Lien		SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 11.99%	8/10/2021	8/10/2026	21,800	21,457	21,800
	1,000,000 Class A units[9,13]		—	12/15/2022	—	—	1,000	1,185
							22,390	22,985

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	Consumer services	L+6.50% (Floor 1.00%)/Q, Current Coupon 11.25%	12/23/2021	12/23/2026	9,716	9,564	9,550
	First Lien - Term Loan B		L+7.50% (Floor 1.00%)/Q, Current Coupon 12.25%	12/23/2021	12/23/2026	9,716	9,563	9,550
	191,049.33 Class A-3 Preferred units[9,11,13]		—	3/17/2022	—	—	2,000	2,000
							21,127	21,100
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	Healthcare services	L+8.00% (Floor 1.00%)/Q, Current Coupon 12.75%	5/14/2021	5/14/2026	4,400	4,338	4,180
	First Lien - Term Loan A		L+7.00% (Floor 1.00%)/Q, Current Coupon 11.75%	3/21/2023	5/14/2026	7,478	7,375	7,104
	First Lien - Term Loan B		L+9.00% (Floor 1.00%)/Q, Current Coupon 13.75%	3/21/2023	5/14/2026	7,478	7,375	6,356
	First Lien - Term Loan C		SOFR+10.00% (Floor 1.00%)/Q, Current Coupon 15.00%	3/21/2023	5/14/2026	3,176	3,097	3,097
							22,185	20,737
NEW SKINNY MIXES, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(76)	—
	First Lien		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.79%	12/21/2022	12/21/2027	13,000	12,750	12,753
	Delayed Draw Term Loan[10]		SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(28)	—
							12,646	12,753
NINJATRADER, INC.	Revolving Loan[10]	Financial services	L+6.25% (Floor 1.00%)	12/18/2019	12/18/2024	—	(3)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 11.00%	12/18/2019	12/18/2024	23,150	22,864	23,150
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	12/31/2020	12/18/2024	—	(28)	—
	2,000,000 Preferred Units[9,11,13]		—	12/18/2019	—	—	2,000	11,138
							24,833	34,288
NWN PARENT HOLDINGS, LLC	Revolving Loan[10]	Software & IT services	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.85%[20]	5/7/2021	5/7/2026	1,020	997	1,006
	First Lien		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.87%	5/7/2021	5/7/2026	12,688	12,519	12,510
							13,516	13,516

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
OPCO BORROWER, LLC (DBA GIVING HOME HEALTH CARE)	Revolving Loan[10]	Healthcare services	SOFR+6.50% (Floor 1.00%)	8/19/2022	8/19/2027	—	(7)	—
	First Lien		SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.50%	8/19/2022	8/19/2027	9,052	8,970	9,052
	Second Lien		12.50%	8/19/2022	2/19/2028	3,000	2,755	3,000
	Warrants (Expiration - August 19, 2029)		—	8/19/2022	—	—	207	399
							11,925	12,451
PIPELINE TECHNIQUE LTD.[9]	Revolving Loan[10]	Energy services (midstream)	P+6.25% (Floor 2.00%)/Q, Current Coupon 14.25%	8/23/2022	8/19/2027	500	441	490
	First Lien		SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.32%	8/23/2022	8/19/2027	9,750	9,574	9,565
							10,015	10,055
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/S, Current Coupon 14.31%	12/8/2017	12/20/2025	10,500	10,163	6,431
ROOF OPCO, LLC	Revolving Loan[10]	Consumer services	SOFR+6.50% (Floor 1.00%)	8/27/2021	8/27/2026	—	(42)	—
	First Lien		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.35%	8/27/2021	8/27/2026	21,633	21,267	21,071
	535,714.29 Class A Units[9,13]		—	9/23/2022	—	—	750	750
							21,975	21,821
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+7.75% (Floor 1.25%)/M, Current Coupon 12.56%[20]	9/1/2020	9/1/2025	822	813	715
	First Lien		SOFR+7.75% (Floor 1.25%)/M, Current Coupon 12.52%	9/1/2020	9/1/2025	6,166	6,123	5,364
							6,936	6,079
SCRIP INC.	First Lien[8]	Healthcare products	L+10.98% (Floor 2.00%)/M, Current Coupon 15.83%	3/21/2019	3/21/2024	16,750	16,634	15,594
	100 shares of common stock		—	3/21/2019	—	—	1,000	751
							17,634	16,345

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SHEARWATER RESEARCH, INC.[9]	Revolving Loan[10]	Consumer products & retail	L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(30)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 11.06%	4/30/2021	4/30/2026	13,643	13,462	13,643
	1,200,000 Class A Preferred Units		—	4/30/2021	—	—	978	2,558
	40,000 Class A Common Units		—	4/30/2021	—	—	33	85
							14,443	16,286
SIB HOLDINGS, LLC	Revolving Loan	Business services	L+6.25% (Floor 1.00%)/M, Current Coupon 11.23%[20]	10/29/2021	10/29/2026	702	694	681
	First Lien		L+6.25% (Floor 1.00%)/M, Current Coupon 11.21%	10/29/2021	10/29/2026	11,382	11,235	11,040
	238,095.24 Common Units[9,13]		—	10/29/2021	—	—	500	411
							12,429	12,132
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	Specialty chemicals	L+5.25% (Floor 1.00%)	12/13/2021	12/11/2026	—	(28)	—
	First Lien		L+5.25% (Floor 1.00%)/M, Current Coupon 10.03%	12/13/2021	12/11/2026	17,839	17,560	17,839
							17,532	17,839
SPECTRUM OF HOPE, LLC	First Lien	Healthcare services	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 12.24%	9/6/2022	6/11/2024	22,358	22,020	21,934
	1,000,000 Common units[9,13]		—	2/17/2023	—	—	1,000	1,000
							23,020	22,934
SPOTLIGHT AR, LLC	Revolving Loan[10]	Business services	L+6.75% (Floor 1.00%)	12/8/2021	6/8/2026	—	(28)	—
	First Lien		L+6.75% (Floor 1.00%)/Q, Current Coupon 11.50%	12/8/2021	6/8/2026	7,481	7,370	7,481
	750 Common Units[9,11,13]		—	12/8/2021	—	—	750	972
							8,092	8,453
SYSTEC CORPORATION (DBA INSPIRE AUTOMATION)	Revolving Loan[10]	Business services	L+7.50% (Floor 1.00%)/Q, Current Coupon 12.32%[20]	8/13/2021	8/13/2025	1,600	1,576	1,600
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 12.25%	8/13/2021	8/13/2025	9,000	8,886	9,000
							10,462	10,600

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
THE PRODUCTO GROUP, LLC	First Lien	Industrial products	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 12.92%	12/31/2021	12/31/2026	17,655	17,355	17,655
	1,500,000 Class A units[9,13]		—	12/31/2021	—	—	1,500	7,833
							18,855	25,488
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	Technology products & components	L+6.50% (Floor 1.00%)/Q, Current Coupon 11.26%	9/30/2020	9/30/2025	5,775	5,727	5,775
	Unsecured convertible note[9,13]		10.00% PIK	2/7/2022	3/31/2026	92	92	92
	896.43 Class A units[9,11,13]		—	11/15/2019	—	—	1,205	1,509
							7,024	7,376
US COURTSCRIPT HOLDINGS, INC.	First Lien	Business services	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.87%[20]	5/17/2022	5/17/2027	16,800	16,540	16,800
	1,000,000 Class D-3 LP Units[9,13]		—	5/17/2022	—	—	1,000	1,354
	211,862.61 Class D-4 LP Units[9,13]		—	10/31/2022	—	—	212	278
	211,465.87 Class D-5 LP Units[9,13]		—	1/10/2023	—	—	211	275
							17,963	18,707
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 10.59%	2/25/2020	9/8/2026	11,498	11,367	11,498
VERSICARE MANAGEMENT LLC	Revolving Loan[10]	Healthcare services	SOFR+8.00% (Floor 1.00%)	8/18/2022	8/18/2027	—	(44)	—
	First Lien - Term Loan A		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.85%	8/18/2022	8/18/2027	13,500	13,256	13,257
	Delayed Draw Term Loan[10]		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.16%	8/18/2022	8/18/2027	2,400	2,332	2,357
							15,544	15,614
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock[9,13]	Media & marketing	—	4/3/2019	—	—	1,874	9,054
VTX HOLDINGS, INC. (DBA VERTEX ONE)	1,597,707 Series A Preferred units[9,13]	Software & IT services	—	7/23/2019	—	—	1,598	2,694

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
WALL STREET PREP, INC.	Revolving Loan[10]	Education	L+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(13)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 11.75%	7/19/2021	7/20/2026	10,588	10,436	10,588
	1,000,000 Class A-1 Preferred Shares		—	7/19/2021	—	—	1,000	1,205
							11,423	11,793
WELL-FOAM, INC.	Revolving Loan[10]	Energy services (upstream)	L+8.00% (Floor 1.00%)	9/9/2021	9/9/2026	—	(64)	—
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 12.75%	9/9/2021	9/9/2026	17,730	17,466	17,730
							17,402	17,730
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(65)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 11.75%	11/19/2021	11/19/2026	20,000	19,693	20,000
	Delayed Draw Term Loan[10]		L+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(32)	—
							19,596	20,000
ZENFOLIO INC.	Revolving Loan	Business services	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 13.82%	7/17/2017	7/17/2025	2,000	1,994	1,954
	First Lien		SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 13.82%	7/17/2017	7/17/2025	18,913	18,762	18,478
							20,756	20,432
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	Consumer services	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.15%[20]	2/11/2022	3/1/2024	15,840	15,611	15,634
	Delayed Draw Term Loan - B		SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.12%[20]	2/11/2022	3/1/2024	3,970	3,914	3,919
							19,525	19,553

Total Non-control/Non-affiliate Investments (163.7% of net assets at fair value)							$947,829	$966,627

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]

Affiliate Investments[6]
AIR CONDITIONING SPECIALIST, INC.	Revolving Loan[10]	Consumer services	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.40%	11/9/2021	11/9/2026	$800	$766	$800
	First Lien		SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.12%[20]	11/9/2021	11/9/2026	27,438	26,940	27,438
	766,738.93 Preferred Units[9,13]		—	11/9/2021	—	—	809	1,202
							28,515	29,440
CATBIRD NYC, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(57)	—
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.88%	10/15/2021	10/15/2026	15,500	15,265	15,500
	1,000,000 Class A units[9,11,13]		—	10/15/2021	—	—	1,000	1,658
	500,000 Class B units[9,10,11,13]		—	10/15/2021	—	—	500	714
							16,708	17,872
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan[10]	Healthcare services	L+9.00% (Floor 1.75%)/Q, Current Coupon 13.75%	5/22/2020	5/22/2025	300	287	296
	First Lien		L+9.00% (Floor 1.75%)/Q, Current Coupon 13.75%	5/22/2020	5/22/2025	7,500	7,427	7,402
	Delayed Draw Capex Term Loan[10]		L+9.00% (Floor 1.75%)/Q, Current Coupon 13.75%	5/22/2020	5/22/2025	100	87	99
	1,380,500 Preferred Units[9,13]		—	5/22/2020	—	—	976	357
							8,777	8,154
CHANDLER SIGNS, LLC	1,500,000 units of Class A-1 common stock[9,13]	Business services	—	1/4/2016	—	—	1,500	3,215
DELPHI BEHAVIORAL HEALTH GROUP, LLC	Protective Advance[16]		L+16.70% PIK (Floor 1.00%)/Q, Current Coupon 21.06%	8/31/2021	4/7/2023	1,448	1,448	—
	First Lien[16]	Healthcare services	L+11.00% PIK (Floor 1.00%)/S, Current Coupon 15.74%	4/8/2020	4/7/2023	1,649	1,649	—
	First Lien[16]		L+9.00% PIK (Floor 1.00%)/S, Current Coupon 14.13%	4/8/2020	4/7/2023	1,829	1,829	—
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	—
							8,541	—

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	Business services	SOFR+4.50% PIK (Floor 2.00%)/Q, Current Coupon 9.41%	12/20/2022	12/31/2026	3,846	3,826	3,823
	First Lien - Term Loan B		SOFR+6.50% PIK (Floor 2.00%)/ Q, Current Coupon 11.41%	12/20/2022	12/31/2026	3,867	3,844	3,843
	250,000 Class A Preferred Units[9,13]		—	12/20/2022	—	—	250	625
	5,435,211.03 Class B Preferred Units[9,13]		—	12/20/2022	—	—	2,218	2,218
	255,984.22 Class C Preferred Units[9,13]		—	12/20/2022	—	—	—	—
	2,500,000 Common units[9,13]		—	12/20/2022	—	—	—	—
							10,138	10,509
GPT INDUSTRIES, LLC	Revolving Loan[10]	Industrial products	SOFR+9.00% (Floor 2.00%)	1/30/2023	1/31/2028	—	(58)	—
	First Lien[19]		SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 13.93%	1/30/2023	1/31/2028	6,150	6,030	6,030
	1,000,000 Class A Preferred Units[9,13]		—	1/30/2023	—	—	1,000	1,000
							6,972	7,030
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	SOFR+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(14)	—
	First Lien		SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.24%	11/1/2019	11/1/2024	10,031	9,967	10,031
	1,000 Class A units		—	11/1/2019	—	—	1,000	—
	360.06 Class A-1 units		—	1/10/2022	—	—	360	372
							11,313	10,403

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ITA HOLDINGS GROUP, LLC	Revolving Loan	Transportation & logistics	SOFR+9.00%, 0.50% PIK (Floor 1.00%)/Q, Current Coupon 14.35%	2/14/2018	5/12/2023	7,000	6,974	7,014
	First Lien - Term Loan		SOFR+8.00%, 0.50% PIK (Floor 1.00%)/Q, Current Coupon 13.35%	2/14/2018	5/12/2023	10,114	10,139	10,114
	First Lien - Term B Loan		SOFR+11.00%, 0.50% PIK (Floor 1.00%)/Q, Current Coupon 16.35%	6/5/2018	5/12/2023	5,057	5,056	5,068
	First Lien - PIK Note A		10.00% PIK	3/29/2019	5/12/2023	3,271	3,259	3,255
	First Lien - PIK Note B		10.00% PIK	3/29/2019	5/12/2023	129	129	128
	Warrants (Expiration - March 29, 2029)[9,13]		—	3/29/2019	—	—	538	4,046
	9.25% Class A Membership Interest[9,13]		—	2/14/2018	—	—	1,500	4,348
							27,595	33,973
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	Revolving Loan[10]	Environmental services	7.50%	12/31/2021	12/31/2025	—	—	—
	First Lien		7.50%	12/31/2021	12/31/2025	5,143	5,143	5,143
	Second Lien[16]		10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	3,594
	208,333.3333 Series A Preferred units[9,13]		—	12/31/2021	—	—	—	—
	203,124.9999 Common units[9,13]		—	12/31/2021	—	—	—	—
							10,351	8,737
OUTERBOX, LLC	Revolving Loan[10]	Media & marketing	SOFR+6.75% (Floor 1.00%)	6/8/2022	6/8/2027	—	(25)	—
	First Lien		SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 11.56%[20]	6/8/2022	6/8/2027	14,625	14,428	14,552
	6,308.2584 Class A common units[9,13]		—	6/8/2022	—	—	631	773
							15,034	15,325

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	SOFR+8.00%,2.00% PIK (Floor 2.00%)/Q, Current Coupon 14.74%	11/9/2018	11/12/2024	575	566	555
	First Lien		SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 14.74%	11/9/2018	11/12/2024	15,051	15,008	14,524
	3,364 Class A-2 Units		—	3/31/2023	—	—	202	694
	1,100 Class A-1 Units		—	9/26/2022	—	—	66	161
	16,084 Class A Units		—	11/9/2018	—	—	1,517	422
							17,359	16,356
SONOBI, INC.	500,000 Class A Common Units[9,13]	Media & marketing	—	9/17/2020	—	—	500	1,749
STATINMED, LLC	First Lien	Healthcare services	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 14.28%	7/1/2022	7/1/2027	7,288	7,288	7,288
	Delayed Draw Term Loan		SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 14.28%	12/23/2022	4/15/2023	122	122	122
	4,718.62 Class A Preferred Units		—	7/1/2022	—	—	4,838	3,767
	39,097.96 Class B Preferred Units		—	7/1/2022	—	—	1,400	—
							13,648	11,177
STUDENT RESOURCE CENTER LLC	First Lien	Education	8.50% PIK	12/31/2022	12/30/2027	8,889	8,727	8,720
	10,502,487.46 Preferred Units		—	12/31/2022	—	—	5,845	5,845
	2,000,000.00 Preferred Units[9,13]		—	12/31/2022	—	—	—	—
							14,572	14,565

Total Affiliate Investments (31.9% of net assets at fair value)							$191,523	$188,505

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$80,800	$51,256
Total Control Investments (8.7% of net assets at fair value)							$80,800	$51,256

TOTAL INVESTMENTS (204.3% of net assets at fair value)							$1,220,152	$1,206,388

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
3The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR"), London Interbank Offered Rate (“LIBOR” or “L”), or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR, LIBOR or Prime and the current contractual interest rate in effect at March 31, 2023. Certain investments are subject to an interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2023, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26161%.
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
5Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At March 31, 2023, approximately 80.1% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 163.7%.
6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2023, approximately 15.6% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 31.9%.
7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At March 31, 2023, approximately 4.2% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 8.7%.
8The investment is structured as a first lien last out term loan.
9Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2023, approximately 13.9% of the Company's assets were non-qualifying assets.
10The investment has an unfunded commitment as of March 31, 2023. Refer to Note 11 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of March 31, 2023, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $72.3 million; cumulative gross unrealized depreciation for federal income tax purposes was $76.8 million. Cumulative net unrealized depreciation was $4.5 million, based on a tax cost of $1,210.8 million.
13Investment is held through a wholly-owned taxable subsidiary.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which as of March 31, 2023 represented 204.3% of the Company's net assets or 95.9% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Investment is on non-accrual status as of March 31, 2023, meaning the Company has ceased to recognize interest income on the investment.
17Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.

18Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
19The investment is structured as a first lien first out term loan.
20The rate presented represents a weighted-average rate for borrowings under the facility as of March 31, 2023.
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of March 31, 2023 is included in Note 15 - Significant Subsidiaries.

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

Organization

Capital Southwest Corporation is an internally managed investment company that specializes in providing customized financing to middle market companies in a broad range of investment segments located primarily in the United States. CSWC has elected to be regulated as a business development company under the 1940 Act. Our common stock currently trades on The Nasdaq Global Select Market under the ticker symbol “CSWC.”

We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). As such, we generally will not have to pay U.S. federal income tax at corporate rates on any ordinary income or capital gains that we distribute to our shareholders as dividends. To continue to maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and timely distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We may be subject to U.S. federal income tax and a 4% U.S. federal excise tax on any income that we do not timely distribute to our shareholders. Our U.S. federal income tax liability may be reduced to the extent that we make certain distributions during the following calendar year and satisfy other procedural requirements.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). We meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). Under rules and regulations applicable to investment companies, we are generally precluded from consolidating any entity other than another investment company, subject to certain exceptions. One of the exceptions to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Accordingly, the consolidated financial statements include the Taxable Subsidiary. Prior to the merger of CSMC into CSWC that became effective December 31, 2020, we consolidated the results of CSWC's wholly owned management company.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of March 31, 2023, the Company has 86.1% of its assets in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended March 31, 2023, we satisfied all RIC requirements and have 11.3% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements of CSWC.

Fair Value Measurements We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying value of our credit facility approximates fair value (Level 3 input). See Note 4 below for further discussion regarding the fair value measurements and hierarchy.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At March 31, 2023 and March 31, 2022, cash held in money market funds amounted to $8.9 million and $6.5 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At March 31, 2023 and March 31, 2022, cash balances totaling $20.3 million and $10.2 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost. As of March 31, 2022, investments on non-accrual status represented approximately 1.5% of our total investment portfolio's fair value and approximately 2.6% of its cost.

To maintain RIC tax treatment, non-cash sources of income such as accretion of interest income may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the years ended March 31, 2023 and 2022, approximately 3.2% and 3.7%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of March 31, 2023 and March 31, 2022, we have not written off any accrued and uncollected PIK interest from prior periods. For the year ended March 31, 2023, we had three investments for which we stopped accruing PIK interest. For the year ended March 31, 2022, we had two investments for which we stopped accruing PIK interest. For the years ended March 31, 2023 and 2022, approximately 4.6% and 3.9%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the years ended March 31, 2023, 2022 and 2021.

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

Recently Issued or Adopted Accounting Standards In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and certain lenders. Many of these agreements include an alternative successor rate or language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies and certain lenders to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. On December 21, 2022, the FASB issued ASU 2022-06 "Reference rate reform (Topic 848)—Deferral of the Sunset Date of Topic 848," which defers the sunset date of ASC 848 until December 31, 2024. ASU 2022-06 became effective upon issuance. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, except for hedging transactions as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company does not believe it will have a material impact on its consolidated financial statements or its disclosure and did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended March 31, 2023.

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

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of March 31, 2023 and March 31, 2022:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2023:
First lien loans[1,2]	$1,000,984	83.0%	169.5%	$1,018,595	83.5%
Second lien loans[2]	35,820	3.0	6.1	44,038	3.6
Subordinated debt[3]	791	0.1	0.1	763	0.1
Preferred equity	63,393	5.2	10.7	43,634	3.6
Common equity & warrants	54,144	4.5	9.2	32,322	2.6
I-45 SLF LLC[4]	51,256	4.2	8.7	80,800	6.6
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

March 31, 2022:
First lien loans[1,2]	$739,872	79.0%	175.8%	$745,290	79.4%
Second lien loans[2]	52,645	5.6	12.5	55,976	6.0
Subordinated debt[3]	1,317	0.1	0.3	994	0.1
Preferred equity	44,663	4.8	10.6	25,544	2.7
Common equity & warrants	40,514	4.3	9.6	34,499	3.7
I-45 SLF LLC[4]	57,603	6.2	13.7	76,000	8.1
	$936,614	100.0%	222.5%	$938,303	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of March 31, 2023 and March 31, 2022, the fair value of the first lien last out loans are $50.1 million and $38.6 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of March 31, 2023 and March 31, 2022, the fair value of the split lien term loans included in first lien loans is $45.0 million and $36.4 million, respectively. As of March 31, 2023 and March 31, 2022, the fair value of the split lien term loans included in second lien loans is $20.2 million and $33.9 million, respectively.
3Included in subordinated debt are unsecured convertible notes with a fair value of $0.4 million and $0.7 million as of March 31, 2023 and March 31, 2022, respectively.
4I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of March 31, 2023 and March 31, 2022:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2023:
Media & Marketing	$149,357	12.4%	25.3%	$139,750	11.5%
Business Services	146,727	12.2	24.9	147,056	12.1
Healthcare Services	126,971	10.5	21.5	143,455	11.8
Consumer Services	91,913	7.6	15.6	91,142	7.5
Consumer Products and Retail	86,385	7.2	14.6	86,607	7.1
Food, Agriculture & Beverage	68,833	5.7	11.7	73,223	6.0
Healthcare Products	66,355	5.5	11.2	67,555	5.5
Technology Products & Components	59,718	5.0	10.1	43,016	3.5
I-45 SLF LLC[1]	51,256	4.2	8.7	80,800	6.6
Transportation & Logistics	48,494	4.0	8.2	42,049	3.4
Software & IT Services	47,641	3.9	8.1	47,563	3.9
Financial Services	40,420	3.3	6.8	30,950	2.5
Industrial Products	32,518	2.7	5.5	25,827	2.1
Environmental Services	29,753	2.5	5.0	34,869	2.9
Education	26,357	2.2	4.5	25,995	2.1
Industrial Services	25,460	2.1	4.3	24,920	2.0
Energy Services (Midstream)	22,829	1.9	3.9	23,337	1.9
Specialty Chemicals	17,839	1.5	3.0	17,531	1.4
Energy Services (Upstream)	17,730	1.5	3.0	17,402	1.4
Telecommunications	17,386	1.4	2.9	21,796	1.9
Distribution	16,315	1.4	2.8	18,755	1.5
Containers & Packaging	10,131	0.8	1.7	10,656	0.9
Aerospace & Defense	6,000	0.5	1.0	5,898	0.5
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2022:
Business Services	$123,697	13.2%	29.4%	$124,860	13.3%
Consumer Products & Retail	90,457	9.7	21.5	88,375	9.4
Healthcare Services	88,131	9.4	21.0	96,946	10.3
Consumer Services	71,730	7.7	17.0	71,203	7.6
I-45 SLF LLC[1]	57,603	6.2	13.7	76,000	8.1
Distribution	54,798	5.9	13.0	54,035	5.8
Food, Agriculture & Beverage	48,876	5.2	11.6	47,057	5.0
Media & Marketing	43,463	4.6	10.3	33,049	3.5
Financial Services	39,305	4.2	9.3	31,229	3.3
Technology Products & Components	37,047	4.0	8.8	30,440	3.3
Transportation & Logistics	34,038	3.6	8.1	29,513	3.1
Software & IT Services	33,414	3.6	7.9	34,866	3.7
Education	32,072	3.4	7.6	32,119	3.4
Healthcare Products	32,054	3.4	7.6	33,018	3.5
Environmental Services	20,641	2.2	4.9	23,108	2.5
Telecommunications	18,736	2.0	4.5	22,341	2.4
Energy Services (Upstream)	17,910	1.9	4.3	17,500	1.9
Specialty Chemicals	17,749	1.9	4.2	17,640	1.9
Industrial Products	13,891	1.5	3.3	13,901	1.5
Energy Services (Midstream)	13,465	1.4	3.2	13,582	1.5
Industrial Services	11,614	1.2	2.8	11,451	1.2
Commodities & Mining	10,877	1.2	2.6	11,135	1.2
Containers & Packaging	10,671	1.1	2.5	10,723	1.1
Aerospace & Defense	6,800	0.7	1.6	6,672	0.7
Restaurants	5,367	0.6	1.3	4,556	0.5
Paper & Forest Products	2,208	0.2	0.5	2,984	0.3
	$936,614	100.0%	222.5%	$938,303	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See Note 15 for further discussion.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of March 31, 2023 and March 31, 2022:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2023:
Northeast	$269,569	22.3%	45.7%	$255,995	21.0%
Southeast	235,782	19.5	39.9	236,333	19.4
Southwest	234,127	19.4	39.6	231,467	19.0
West	233,079	19.3	39.5	232,109	19.0
Midwest	156,233	13.1	26.4	158,989	13.0
I-45 SLF LLC[1]	51,256	4.2	8.7	80,800	6.6
International	26,342	2.2	4.5	24,459	2.0
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

March 31, 2022:
Northeast	$225,578	24.1%	53.6%	$221,780	23.6%
Southwest	206,057	22.0	49.0	204,443	21.8
West	163,924	17.5	38.9	153,292	16.3
Southeast	136,588	14.6	32.5	138,929	14.9
Midwest	132,308	14.1	31.4	129,354	13.8
I-45 SLF LLC[1]	57,603	6.1	13.7	76,000	8.1
International	14,556	1.6	3.4	14,505	1.5
	$936,614	100.0%	222.5%	$938,303	100.0%

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
As of March 31, 2023 and March 31, 2022, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, CSWC determines the fair value of its investments (excluding investments for which fair value is measured at net asset value ("NAV") in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures that are established by the management of CSWC, with assistance from multiple third-party valuation advisors and approved by our Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2023 and March 31, 2022 (in thousands):

		Fair Value Measurements
		at March 31, 2023 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,000,984	$—	$—	$1,000,984
Second lien loans	35,820	—	—	35,820
Subordinated debt	791	—	—	791
Preferred equity	63,393	—	—	63,393
Common equity & warrants	54,144	—	—	54,144
Investments measured at net asset value[1]	51,256	—	—	—
Total Investments	$1,206,388	$—	$—	$1,155,132

		Fair Value Measurements
		at March 31, 2022 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$739,872	$—	$—	$739,872
Second lien loans	52,645	—	—	52,645
Subordinated debt	1,317	—	—	1,317
Preferred equity	44,663	—	—	44,663
Common equity & warrants	40,514	—	—	40,514
Investments measured at net asset value[1]	57,603	—	—	—
Total Investments	$936,614	$—	$—	$879,011

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at NAV per share at March 31, 2023 and March 31, 2022, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at March 31, 2023 and March 31, 2022. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	March 31, 2023	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$953,918	Discount Rate	6.9% - 26.2%	13.0%
			Third Party Broker Quote	5.1 - 96.5	93.9
	Market Approach	41,923	Cost	94.1 - 98.1	97.9
	Enterprise Value Waterfall Approach	5,143	EBITDA Multiple	9.4x - 9.4x	9.4x
			Discount Rate	27.2% - 27.2%	27.2%
Second lien loans	Income Approach	32,226	Discount Rate	18.3% - 34.3%	25.1%
			Third Party Broker Quote	61.3 - 61.3	61.3
	Enterprise Value Waterfall Approach	3,594	EBITDA Multiple	9.4x - 9.4x	9.4x
			Discount Rate	27.2% - 27.2%	27.2%
Subordinated debt	Market Approach	205	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	586	EBITDA Multiple	6.0x - 7.7x	6.6x
			Discount Rate	20.2% - 25.0%	21.8%
Preferred equity	Enterprise Value Waterfall Approach	59,518	EBITDA Multiple	4.7x - 16.7x	9.8x
			Discount Rate	11.7% - 30.8%	17.1%
	Market Approach	3,875	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	53,064	EBITDA Multiple	5.5x - 18.6x	9.5x
			Discount Rate	11.4% - 36.6%	18.2%
	Market Approach	1,080	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,155,132

		Fair Value at	Significant
	Valuation	March 31, 2022	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$645,034	Discount Rate	7.3% - 30.6%	10.7%
			Third Party Broker Quote	5.5 - 96.5	93.2
	Market Approach	94,838	Cost	80.2 - 99.0	98.1
			Exit Value	100.0 - 102.0	101.8
Second lien loans	Income Approach	49,541	Discount Rate	10.3% - 37.8%	15.4%
			Third Party Broker Quote	97.3 - 97.3	97.3
	Enterprise Value Waterfall Approach	3,104	EBITDA Multiple	8.3x - 8.3x	8.3x
			Discount Rate	22.1% - 22.1%	22.1%
Subordinated debt	Income Approach	650	Discount Rate	27.4% - 27.4%	27.4%
	Market Approach	172	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	495	EBITDA Multiple	8.1x - 8.1x	8.1x
			Discount Rate	20.5% - 20.5%	20.5
Preferred equity	Enterprise Value Waterfall Approach	41,563	EBITDA Multiple	6.9x - 18.8x	10.6x
			Discount Rate	12.5% - 40.8%	17.8%
	Market Approach	3,100	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	36,667	EBITDA Multiple	4.2x - 11.4x	8.5x
			Discount Rate	10.1% - 32.2%	18.1%
	Market Approach	1,757	Exit Value	351.4 - 351.4	351.4
	Income Approach	2,090	Third Party Broker Quote	158.7 - 158.7	158.7
Total Level 3 Investments		$879,011

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the years ended March 31, 2023 and 2022, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the year ended March 31, 2023 and 2022 (in thousands):

	Fair Value March 31, 2022	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value March 31, 2023	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$739,872	$(17,150)	$415,332	$(128,932)	$5,577	$—	$(13,715)	$1,000,984	$(13,189)
Second lien loans	52,645	(7,127)	2,990	(12,310)	314	(692)	—	35,820	(5,923)
Subordinated debt	1,317	(398)	385	—	74	—	(587)	791	(294)
Preferred equity	44,663	(3,360)	7,788	—	—	—	14,302	63,393	(267)
Common equity & warrants	40,514	10,547	5,747	—	—	(2,664)	—	54,144	11,730
Total Investments	$879,011	$(17,488)	$432,242	$(141,242)	$5,965	$(3,356)	$—	$1,155,132	$(7,943)

	Fair Value March 31, 2021	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Reclassification of Security	Fair Value March 31, 2022	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$524,161	$719	$464,758	$(247,538)	$2,455	$—	$(4,683)	$739,872	$(960)
Second lien loans	36,919	(2,325)	18,902	(7,223)	1,217	(53)	5,208	52,645	(2,699)
Subordinated debt	11,534	422	364	(11,521)	518	—	—	1,317	322
Preferred equity	22,608	11,889	10,691	—	—	—	(525)	44,663	11,363
Common equity & warrants	36,052	12,035	4,308	—	—	(11,881)	—	40,514	7,401
Total Investments	$631,274	$22,740	$499,023	$(266,282)	$4,190	$(11,934)	$—	$879,011	$15,427

1Includes purchases of new investments, as well as discount accretion on existing investments.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution which limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of March 31, 2023, the Company’s asset coverage was 235%.

The Company had the following borrowings outstanding as of March 31, 2023 and March 31, 2022 (amounts in thousands):

March 31, 2023	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium(1)	Recorded Value
SBA Debentures	$120,000	$(3,670)	$116,330
Credit Facility	235,000	—	235,000
January 2026 Notes	140,000	(949)	139,051
October 2026 Notes	150,000	(2,737)	147,263
	$645,000	$(7,356)	$637,644

March 31, 2022
SBA Debentures	$40,000	$(1,648)	$38,352
Credit Facility	205,000	—	205,000
January 2026 Notes	140,000	(1,286)	138,714
October 2026 Notes	150,000	(3,478)	146,522
	$535,000	$(6,412)	$528,588
(1)The unamortized debt issuance costs for the Credit Facility are reflected as Debt issuance costs on the Consolidated Statements of Assets and Liabilities.

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

The Credit Facility contains an accordion feature that allows CSWC to increase the total commitments under the Credit Facility up to $400 million from new and existing lenders on the same terms and conditions as the existing commitments. On May 11, 2022, CSWC entered into Amendment No. 2 (the "Amendment") to the Credit Agreement. The Amendment changed the benchmark interest rate from LIBOR to Adjusted Term SOFR. In addition, CSWC entered into an Incremental Commitment Agreement, pursuant to which the total commitments under the Credit Agreement increased from $335 million to $380 million. On November 16, 2022, CSWC entered into an Incremental Assumption Agreement that increased the total commitments of the Credit Agreement by $20 million, which increased total commitments from $380 million to $400 million. The $20 million increase was provided by one existing lender and one new lender, bringing the total bank syndicate to eleven participants.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of March 31, 2023, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At March 31, 2023, CSWC had $235.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $13.2 million, $6.2 million and $6.8 million for the years ended March 31, 2023, 2022 and 2021, respectively. The weighted average interest rate on the Credit Facility was 5.22% and 2.50% for the years ended March 31, 2023 and 2022, respectively. Average borrowings for the years ended March 31, 2023 and 2022 were $213.7 million and $173.5 million, respectively. As of March 31, 2023 and 2022, CSWC was in compliance with all financial covenants under the Credit Agreement.

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

The Company did not recognize any interest expense related to the October 2024 Notes for the year ended March 31, 2023. For the years ended March 31, 2022 and 2021, the Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $3.6 million and $6.3 million, respectively. From April 1, 2021 through September 24, 2021 (the redemption date of the October 2024 Notes), average borrowings were $125.0 million. The October 2024 Notes had a weighted average effective yield of 5.375%.

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

As of March 31, 2023, the carrying amount of the January 2026 Notes was $139.1 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of March 31, 2023, the fair value of the January 2026 Notes was $122.8 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $6.6 million, $6.7 million and $1.2 million for the years ended March 31, 2023, 2022 and 2021, respectively. For each of the years ended March 31, 2023 and 2022, average borrowings were $140.0 million.

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

As of March 31, 2023, the carrying amount of the October 2026 Notes was $147.3 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of March 31, 2023, the fair value of the October 2026 Notes was $132.2 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $5.8 million and $3.1 million for the years ended March 31, 2023 and 2022, respectively. For the year ended March 31, 2023, average borrowings were $150.0 million. Since the issuance of the October 2026 Notes on August 27, 2021 through March 31, 2022, average borrowings were $132.9 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. As of March 31, 2023, SBIC I had regulatory capital of $65.0 million and leverageable capital of $65.0 million. As of March 31, 2023, SBIC I had a total leverage commitment from the SBA in the amount of $130.0 million, of which $10.0 million remains unused. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations.

As of March 31, 2023, the carrying amount of SBA Debentures was $116.3 million on an aggregate principal amount of $120.0 million. As of March 31, 2023, the fair value of the SBA Debentures was $115.8 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC 820. The Company recognized interest expense and fees related to SBA Debentures of $3.2 million and $0.3 million for the years ended March 31, 2023 and 2022, respectively. The weighted average interest rate on the SBA Debentures was 3.38% and 1.30% for the years ended March 31, 2023 and 2022, respectively. For the years ended March 31, 2023 and 2022, average borrowings were $82.6 million and $17.0 million, respectively.

As of March 31, 2023, the Company's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	March 31, 2023
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
			$120,000

(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2023 is as follows:

	Years Ending March 31,
	2024	2025	2026	2027	2028	Thereafter	Total
SBA Debentures	$—	$—	$—	$—	$—	$120,000	$120,000
Credit Facility	—	—	—	235,000	—	—	235,000
January 2026 Notes	—	—	140,000	—	—	—	140,000
October 2026 Notes	—	—	—	150,000	—	—	150,000
Total	$—	$—	$140,000	$385,000	$—	$120,000	$645,000

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

For the tax years ended December 31, 2022, 2021 and 2020, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2023, CSWC declared a quarterly dividend in the amount of $20.9 million, or $0.58 per share ($0.53 per share in regular dividends and $0.05 per share in supplemental dividends). Our distributions for the tax years ended December 31, 2022 and 2021 were as follows:

Payment Date	Cash Dividend
Tax Year Ended December 31, 2022
March 31, 2022	$0.48
June 30, 2022[1]	0.63
September 30, 2022	0.50
December 31, 2022[2]	0.57
$2.18

Tax Year Ended December 31, 2021
March 31, 2021[3]	$0.52
June 30, 2021[3]	0.53
September 30, 2021[3]	0.54
December 31, 2021[4]	0.97
$2.56

Tax Year Ended December 31, 2020
March 31, 2020[3]	$0.51
June 30, 2020[3]	0.51
September 30, 2020[3]	0.51
December 31, 2020[3]	0.51
$2.04

1On June 30, 2022, CSWC paid a regular dividend of $0.48 per share and a special dividend of $0.15 per share.
2On December 31, 2022, CSWC paid a regular dividend of $0.52 per share and a supplemental dividend of $0.05 per share.
3On each of these dates, the dividend paid included a supplemental dividend of $0.10 per share.
4On December 31, 2021, CSWC paid a regular dividend of $0.47 per share and a supplemental dividend of $0.50 per share.

Book and tax basis differences relating to dividends and distributions to our shareholders and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP; accordingly, for the years ended March 31, 2023 and 2022, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Years Ended March 31,
	2023	2022
Additional capital	$(6,420)	$(7,648)
Total distributable earnings	6,420	7,648

The determination of the tax attributes for CSWC’s distributions is made after tax year end, based upon its taxable income for the full year and distributions paid for the full tax year. Therefore, any determination made on an interim basis for fiscal year end is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions determined at tax year end.

For tax purposes, the 2022 dividends totaled $2.18 per share and were comprised entirely of ordinary income. In addition, 89.74% of each of the ordinary distributions represent interest-related dividends. 89.74% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. For tax purposes, the 2021 dividends totaled $2.56 per share and were comprised entirely of ordinary income. In addition, 87.40% of each of the ordinary distributions represent interest-related dividends. 87.40% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax.

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

The tax character of distributions paid for the tax years ended December 31, 2022 and 2021 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2022	2021
Ordinary income	$60,960	$56,633
Distributions of long term capital gains	—	—
Distributions on tax basis[1]	$60,960	$56,633
1Includes only those distributions which reduce estimated taxable income.

As of March 31, 2023, CSWC estimates that it has cumulative undistributed taxable income of approximately $16.1 million, or $0.45 per share, that will be carried forward toward distributions to be paid in future periods. We intend to meet the applicable qualifications to be taxed as a RIC in future periods.

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the years ended March 31, 2023, 2022 and 2021:

	Years Ended March 31,
Reconciliation of RIC Distributable Income[1]	2023	2022	2021
Net increase in net assets from operations	$33,093	$42,815	$50,883
Net unrealized depreciation (appreciation) on investments	18,589	(11,467)	(28,755)
Income/gain (expense/loss) recognized for tax on pass-through entities	962	3,753	(11,000)
(Gain) loss recognized on dispositions	(1,473)	152	2,206
Capital loss carryover[2]	12,796	(878)	17,924
Net operating income - wholly-owned subsidiary	809	(10,757)	(378)
Dividend income from wholly-owned subsidiary	1,068	4,000	—
Non-deductible tax expense	628	65	1,066
Loss on extinguishment of debt	(2,726)	12,268	—
Non-deductible compensation	3,243	3,679	—
Compensation related book/tax differences	812	36	—
Interest on non-accrual loans	3,343	4,171	—
Other book/tax differences	1,191	1,530	870
Estimated distributable income before deductions for distributions	$72,335	$49,367	$32,816
Distributions[3]:
Ordinary	$70,034	$57,518	$38,917
Capital gains	—	—	—
Deemed distributions	—	—	—
Distributions payable[3]	—	—	—
Estimated annual RIC undistributed taxable income	$2,301	$(8,151)	$(6,101)

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At March 31, 2023, the Company had long-term capital loss carryforwards of $30.2 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.
3Includes only those distributions which reduce estimated distributable income.

As of March 31, 2023, 2022 and 2021, the components of estimated RIC accumulated earnings on a tax basis were as follows (amounts in thousands):

	Years Ended March 31,
Components of RIC Accumulated Earnings on a Tax Basis[1]	2023	2022	2021
Undistributed ordinary income - tax basis	$16,070	$12,682	$21,083
Undistributed net realized (loss) gain	(30,201)	(17,252)	(17,924)
Unrealized (depreciation) appreciation on investments	(61,710)	(20,126)	(766)
Other temporary differences	(13,639)	—	(663)
Components of distributable earnings at year-end	$(89,480)	$(24,696)	$1,730

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.

A RIC may elect to retain all or a portion of its net capital gains by designating them as a “deemed distribution” to its shareholders and paying a federal tax on the net capital gains for the benefit of its shareholders. Shareholders then report their share of the retained capital gains on their income tax returns as if it had been received and report a tax credit for tax paid on their behalf by the RIC. Shareholders then add the amount of the “deemed distribution” net of such tax to the basis of their shares. For the tax years ended December 31, 2022, 2021 and 2020, there were no long-term capital gains and therefore had no deemed distributions to our shareholders or federal taxes incurred related to such items.

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

As of March 31, 2023, the cost of investments held at the RIC for U.S. federal income tax purposes was $1,172.7 million, with such investments having gross unrealized appreciation of $10.5 million and gross unrealized depreciation of $72.3 million, resulting in net unrealized depreciation of $61.8 million. As of March 31, 2023, the cost of investments held at the Taxable Subsidiary for U.S. federal income tax purposes was $38.1 million, with such investments having gross unrealized appreciation of $61.8 million and gross unrealized depreciation of $4.5 million, resulting in net unrealized appreciation of $57.3 million. On a consolidated basis, the total investment portfolio has net unrealized depreciation of $4.5 million for U.S. federal income tax purposes.

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

The taxable income, or loss, of CSMC and the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. CSMC recorded deferred taxes related to the changes in the restoration plan and bonus accruals on a quarterly basis. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of March 31, 2023 and March 31, 2022, the Taxable Subsidiary had a deferred tax liability of $12.1 million and $5.7 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of March 31, 2023 and March 31, 2022 (amounts in thousands):

	March 31, 2023	March 31, 2022
Deferred tax asset:
Net operating loss carryforwards	$—	$—
Interest	219	185
Total deferred tax asset	219	185
Deferred tax liabilities:
Net unrealized appreciation on investments	(11,413)	(4,899)
Net basis differences in portfolio investments	(923)	(1,033)
Total deferred tax liabilities	(12,336)	(5,932)
Total net deferred tax (liabilities) assets	$(12,117)	$(5,747)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the year ended March 31, 2023, we recognized a net income tax provision of $0.3 million, principally consisting of a $0.6 million accrual for U.S. federal excise tax and a $0.3 million tax benefit relating to the Taxable Subsidiary. For the year ended March 31, 2022, we recognized a net income tax provision of $0.6 million, principally consisting of a $0.1 million accrual for U.S. federal excise tax and a $0.5 million tax provision relating to the Taxable Subsidiary. For the year ended March 31, 2021, we recognized total net income tax provision of $2.4 million, principally consisting of a $0.6 million accrual for U.S. federal excise tax and a provision for U.S. federal income taxes relating to CSMC of $1.8 million (all of which is related to the write off of the deferred tax asset at CSMC).

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

The following table sets forth the significant components of income tax provision as of March 31, 2023, 2022 and 2021 (amounts in thousands):

	Years Ended March 31,
Components of Income Tax Provision	2023	2022	2021
162(m) limitation	$—	$—	$122
Excise tax	630	65	637
Write-off of deferred tax asset	—	—	1,837
Tax (benefit) provision related to Taxable Subsidiary	(301)	550	50
Stock compensation benefits	—	—	(207)
Other	—	—	3
Total income tax provision (benefit)	$329	$615	$2,442

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Years Ended March 31,
	2023	2022
Number of shares sold	8,435,462	3,872,031
Gross proceeds received (in thousands)	$161,216	$99,636
Net proceeds received (in thousands)[1]	$158,798	$98,142
Weighted average price per share	$19.11	$25.73

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses. As of March 31, 2023, no proceeds remained receivable. As of March 31, 2022, $1.7 million in proceeds remained receivable and was included in other receivables in the Consolidated Statement of Assets and Liabilities..

Cumulative to date, the Company has sold 16,613,122 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.75, raising $344.7 million of gross proceeds. Net proceeds were $339.1 million after commissions to the sales agents on shares sold. As of March 31, 2023, the Company has $305.3 million available under the Equity ATM Program.

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

	Years Ended March 31,
	2023	2022
Number of shares repurchased	49,590	52,124
Aggregate cost of shares repurchased (in thousands)	$1,021	$1,408
Weighted average price per share	$20.59	$27.01

On July 28, 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the years ended March 31, 2023 and 2022, the Company did not repurchase any shares under the share repurchase program.

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

In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of March 31, 2023, there are 1,005,633 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Company's Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of March 31, 2023, there are 107,895 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the fiscal years ended March 31, 2023, 2022, and 2021, we recognized total share based compensation expense of $3.7 million (of which $0.2 million was related to restricted stock issued to non-employee directors), $3.6 million and $2.9 million, respectively, related to the restricted stock issued.

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

As of March 31, 2023, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $7.0 million, which will be amortized over the weighted-average vesting period of approximately 2.3 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of March 31, 2023:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2021	429,776	$17.05	2.5
Granted	172,945	27.60	—
Vested	(167,072)	17.71	—
Forfeited	(39,656)	16.07	—
Unvested at March 31, 2022	395,993	$21.48	2.4
Granted	199,042	21.25	—
Vested	(148,774)	20.49	—
Forfeited	(13,550)	24.71	—
Unvested at March 31, 2023	432,711	$21.61	2.4

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of March 31, 2023:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2022	—	$—	—
Granted	12,105	20.66	—
Vested	—	—	—
Forfeited	—	—	—
Unvested at March 31, 2023	12,105	$20.66	0.4

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During each of the year ended March 31, 2023, 2022 and 2021, we made matching contributions of approximately $0.2 million.

10.     RETIREMENT PLANS

CSWC sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan. Unvested accrued benefits under the Retirement Restoration Plan were forfeited as of September 30, 2015. The Retirement Restoration Plan is a frozen plan under which no new service cost is being accrued by plan participants.

The following tables set forth the Retirement Restoration Plan’s net pension benefit and benefit obligation amounts at March 31, 2023, 2022 and 2021, as well as amounts recognized in our Consolidated Statements of Assets and Liabilities at March 31, 2023 and 2022 (amounts in thousands):

	Years ended March 31,
	2023	2022	2021
Net pension cost
Interest cost on projected benefit obligation	$90	$79	$96
Net amortization	33	37	35
Net pension cost from restoration plan	$123	$116	$131

	Years ended March 31,
	2023	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$2,707	$2,979	$3,082
Interest cost	90	79	96
Actuarial (gain) loss	(2,052)	(104)	42
Benefits paid	(147)	(247)	(241)
Benefit obligation at end of year	$598	$2,707	$2,979

	Years ended March 31,
	2023	2022
Amounts recognized in our Consolidated Statements of Assets and Liabilities
Projected benefit obligation	$(598)	$(2,707)
Net actuarial (gain) loss recognized as a component of equity	(1,128)	957
Total	$(1,726)	$(1,750)

Accumulated benefit obligation	$(598)	$(2,707)

The corridor approach is used to amortize the actuarial gains or losses based on 10% of the projected benefit obligation. The increase in the actuarial gain in the current year was primarily due to the death of a retired participant in the Retirement Restoration Plan.

The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years ended March 31,
	2023	2022	2021
Discount rate	5.00%	3.50%	2.75%

The following assumptions were used in estimating the net periodic (income)/expense:

	Years ended March 31,
	2023	2022	2021
Discount rate	3.50%	2.75%	3.25%

Following are the expected benefit payments for the next five years and in the aggregate for the years 2029-2033 (amounts in thousands):

	2024	2025	2026	2027	2028	2029-2033
Restoration Plan	$47	$47	$47	$46	$46	$221

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

The balances of unfunded debt commitments as of March 31, 2023 and March 31, 2022 were as follows (amounts in thousands):

	March 31,	March 31,
Portfolio Company	2023	2022
Revolving Loans
Acacia BuyerCo V LLC	$2,000	$—
Acceleration, LLC	1,300	—
Air Conditioning Specialist, Inc.	1,200	1,000
American Teleconferencing Services, Ltd. (DBA Premiere Global Services, Inc.)	154	117
ArborWorks, LLC	1,000	3,000
ATS Operating, LLC	2,000	1,500
Cadmium, LLC	—	308
Catbird NYC, LLC	4,000	4,000
Cavalier Buyer, Inc.	2,000	—
Central Medical Supply LLC	1,200	1,200
Dynamic Communities, LLC	—	500
Exact Borrower, LLC	2,500	—
Fast Sandwich, LLC	—	3,100
FM Sylvan, Inc.	8,000	—
Gains Intermediate, LLC	2,500	—
GPT Industries, LLC	3,000	—
GrammaTech, Inc.	2,500	2,500
GS Operating, LLC	—	1,540
Gulf Pacific Acquisition, LLC	657	—
ISI Enterprises, LLC	2,000	1,200
Island Pump and Tank, LLC	1,000	—
ITA Holdings Group, LLC	—	1,250
Klein Hersh, LLC	—	938
Lash OpCo, LLC	138	481
Lighting Retrofit International, LLC (DBA Envocore)	2,083	2,083
Lightning Intermediate II, LLC	1,852	—
Mako Steel LP	943	943
Microbe Formulas LLC	1,627	—
Muenster Milling Company, LLC	7,000	5,000
NeuroPsychiatric Hospitals, LLC	—	600
New Skinny Mixes, LLC	4,000	—
NinjaTrader, Inc.	2,500	2,500
NWN Parent Holdings, LLC	480	1,380

	March 31,	March 31,
Portfolio Company	2023	2022
Opco Borrower, LLC (DBA Giving Home Health Care)	833	—
Outerbox, LLC	2,000	—
Pipeline Technique Ltd.	2,833	—
Roof OpCo, LLC	3,056	3,056
Roseland Management, LLC	1,425	1,425
RTIC Subsidiary Holdings LLC	548	—
Shearwater Research, Inc.	2,446	2,446
SIB Holdings, LLC	—	655
South Coast Terminals LLC	1,935	1,935
Spotlight AR, LLC	2,000	2,000
Student Resource Center, LLC	—	1,333
Systec Corporation (DBA Inspire Automation)	400	1,150
Versicare Management LLC	2,500	—
Wall Street Prep, Inc.	1,000	1,000
Well-Foam, Inc.	4,500	4,500
Winter Services Operations, LLC	4,444	2,000
Zenfolio Inc.	—	1,000
Total Revolving Loans	87,554	57,640
Delayed Draw Term Loans
AAC New Holdco Inc.	199	—
Acacia BuyerCo V LLC	2,500	—
Acceleration, LLC	5,000	—
Central Medical Supply LLC	1,400	1,400
CityVet Inc.	—	7,000
Exact Borrower, LLC	2,500	—
Flip Electronics, LLC	—	2,818
FoodPharma Subsidiary Holdings, LLC	—	5,470
Gains Intermediate, LLC	5,000	—
GS Operating, LLC	—	3,205
Gulf Pacific Acquisition, LLC	1,212	—
Infolinks Media Buyco, LLC	2,250	2,250
KMS, LLC	2,286	4,571
Lash OpCo, LLC	—	2,846
Muenster Milling Company, LLC	—	6,000
NeuroPsychiatric Hospitals, LLC	—	10,000
New Skinny Mixes, LLC	3,000	—
NinjaTrader, Inc.	4,692	4,692
Roof OpCo, LLC	—	4,644
Shearwater Research, Inc.	—	3,262
SIB Holdings, LLC	—	1,871
Systec Corporation (DBA Inspire Automation)	—	3,000
US CourtScript Holdings, Inc.	—	—
Versicare Management LLC	2,600	—
Winter Services Operations, LLC	4,444	4,444
Zips Car Wash, LLC - B	—	3,801

	March 31,	March 31,
Portfolio Company	2023	2022
Total Delayed Draw Term Loans	37,083	71,274
Total Unfunded Debt Commitments	$124,637	$128,914

The following table provides additional information on the Company’s unfunded debt commitments regarding expirations (amounts in thousands):

	March 31,	March 31,
	2023	2022
Unfunded Debt Commitments
Expiring during:
2023	$—	$39,946
2024	31,625	37,321
2025	10,637	5,000
2026	6,712	8,194
2027	38,062	38,453
2028	35,318	—
2029	2,283	—
Total Unfunded Debt Commitments	$124,637	$128,914

The balances of unfunded equity commitments as of March 31, 2023 and March 31, 2022 were as follows (amounts in thousands):

	March 31,	March 31,
	2023	2022
Unfunded Equity Commitments
Catbird NYC, LLC	$125	$125
Infolinks Media Buyco, LLC	412	412
I-45 SLF LLC	—	4,800
Total Unfunded Equity Commitments	$537	$5,337

As of March 31, 2023, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2023, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.3 million expire in August 2023, $0.4 million expire in February 2024, and $0.2 million expire in April 2024. As of March 31, 2023, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

Total lease expense incurred for the three years ended March 31, 2023, 2022 and 2021 was $0.3 million, $0.3 million and $0.2 million, respectively. As of both March 31, 2023 and 2022, the asset related to the operating lease was $1.8 million and the lease liability was $2.8 million and $2.7 million, respectively. As of March 31, 2023, the remaining lease term was 9.5 years and the discount rate was 7.21%.

The following table shows future minimum payments under the Company's operating leases as of March 31, 2023 (in thousands):

Year ending March 31,	Rent Commitment
2024	$406
2025	416
2026	426
2027	436
2028	446
Thereafter	2,132
Total	$4,262

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

12.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2023 and 2022 (in thousands except per share amounts):

	First	Second	Third	Fourth
2023	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$12,438	$14,444	$19,425	$22,404	$68,711
Net realized gain (loss) on investments, net of tax	2,320	(8,635)	(11,086)	372	(17,029)
Net change in unrealized (depreciation) appreciation on investments, net of tax	(12,248)	3,649	(5,390)	(4,600)	(18,589)
Net increase (decrease) in net assets from operations	2,510	9,458	2,949	18,176	33,093
Pre-tax net investment income per share	0.50	0.54	0.60	0.65	2.30
Net investment income per share	0.49	0.52	0.62	0.64	2.29
Net increase (decrease) in net assets from operations per share	0.10	0.34	0.09	0.52	1.10

	First	Second	Third	Fourth
2022	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$9,043	$9,726	$11,899	$12,019	$42,687
Net realized (loss) gain on investments	(952)	3,496	2,715	575	5,834
Net change in unrealized appreciation (depreciation) on investments, net of tax	7,051	(691)	(2,054)	7,161	11,467
Realized loss on extinguishment of debt	—	(17,087)	—	—	(17,087)
Realized loss on disposal of fixed assets	—	—	—	(86)	(86)
Net increase (decrease) in net assets from operations	15,142	(4,556)	12,560	19,669	42,815
Pre-tax net investment income per share	0.45	0.45	0.51	0.50	1.90
Net investment income per share	0.43	0.43	0.51	0.50	1.87
Net increase (decrease) in net assets from operations per share	0.71	(0.20)	0.54	0.81	1.87

13.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we offer to provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We also are deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company.

During each of the years ended March 31, 2023 and 2022, we did not receive any management fees from our portfolio companies. As of both March 31, 2023 and March 31, 2022, we had dividends receivable from I-45 SLF LLC of $1.9 million, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities. Additionally, we recognized administrative fee income from I-45 SLF LLC of $0.1 million for the year ended March 31, 2023, which was included in fee income on the Consolidated Statement of Operations.

14.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the years ended March 31, 2023, 2022, 2021, 2020, 2019, 2018, and 2017 (share amounts presented in thousands).

	Years Ended
	March 31,
Per Share Data:	2023	2022	2021	2020	2019	2018	2017
Investment income[1]	$3.97	$3.60	$3.57	$3.45	$3.10	$2.18	$1.48
Operating expenses[1]	(1.67)	(1.70)	(1.78)	(1.76)	(1.62)	(1.16)	(0.87)
Income taxes[1]	(0.01)	(0.03)	(0.13)	(0.12)	(0.06)	(0.01)	(0.11)
Net investment income[1]	2.29	1.87	1.66	1.57	1.42	1.01	0.50
Net realized (loss) gain, net of tax[1]	(0.57)	0.26	(0.45)	2.35	1.24	0.10	0.50
Net unrealized (depreciation) appreciation on investments, net of tax[1]	(0.62)	0.50	1.51	(5.16)	(0.68)	1.34	0.49
Realized loss on extinguishment of debt[1]	—	(0.75)	(0.05)	—	—	—	—
Total increase (decrease) from investment operations	1.10	1.88	2.67	(1.24)	1.98	2.45	1.49
Accretive effect of share issuances and repurchases	0.50	1.45	0.30	0.45	0.06	(0.04)	—
Dividends to shareholders	(2.28)	(2.52)	(2.05)	(2.75)	(2.27)	(0.99)	(0.79)
Spin-off Compensation Plan Distribution, net of tax	—	—	—	—	—	(0.03)	(0.08)
Issuance of restricted stock[1,2]	(0.14)	(0.10)	(0.16)	(0.06)	(0.23)	(0.18)	(0.15)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.01)	(0.03)	—	—	(0.01)	(0.01)	—
Exercise of employee stock options[3]	—	—	—	—	(0.12)	0.01	(0.09)
Share based compensation expense	0.10	0.14	0.14	0.16	0.13	0.11	0.08
Change in restoration plan	0.06	0.01	—	(0.01)	(0.01)	(0.05)	—
Repurchase of common stock	—	—	—	0.15	—	—	—
Other[4]	0.18	0.02	(0.02)	(0.19)	0.01	0.01	—
(Decrease) increase in net asset value	(0.49)	0.85	0.88	(3.49)	(0.46)	1.28	0.46
Net asset value
Beginning of period	16.86	16.01	15.13	18.62	19.08	17.80	17.34
End of period	$16.37	$16.86	$16.01	$15.13	$18.62	$19.08	$17.80

Ratios and Supplemental Data
Ratio of operating expenses to average net assets	10.06%	10.31%	11.51%	9.87%	8.61%	6.35%	4.95%
Ratio of net investment income to average net assets	13.75%	11.31%	10.74%	8.77%	7.53%	5.51%	2.83%
Portfolio turnover	13.68%	33.91%	18.81%	22.76%	23.38%	25.42%	23.57%
Total investment return[5]	(15.36)%	18.10%	118.56%	(37.52)%	38.34%	6.61%	27.88%
Total return based on change in NAV[6]	10.62%	21.05%	19.37%	(3.97)%	9.49%	12.75%	7.21%

Per share market value at the end of the period	$17.78	$23.73	$22.16	$11.42	$21.04	$17.02	$16.91
Weighted-average basic shares outstanding	30,016	22,840	19,060	18,000	16,074	16,074	15,825
Weighted-average diluted shares outstanding	30,016	22,840	19,060	18,000	16,139	16,139	15,877
Common shares outstanding at end of period	36,076	24,959	21,005	17,998	17,503	16,162	16,011

1Based on weighted average of common shares outstanding for the period.
2Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.
3Net decrease is due to the exercise of employee stock options at prices less than beginning of period net asset value.
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

On March 25, 2021, I-45 SLF LLC declared a return of capital dividend to its members in the amount of $10.0 million. As of March 31, 2023, total funded equity capital totaled $101.0 million, consisting of $80.8 million from CSWC and $20.2 million from Main Street. CSWC owns 80% of I-45 SLF LLC and has a current profits interest of 78.25%, while Main Street owns 20% and has a current profits interest of 21.75%.  I-45 SLF LLC's Board of Managers makes all investment and operational decisions for the fund, and consists of equal representation from CSWC and Main Street.

As of March 31, 2023 and March 31, 2022, I-45 SLF LLC had total assets of $152.8 million and $189.1 million, respectively. I-45 SLF LLC had approximately $143.7 million and $176.7 million of total investments at fair value as of March 31, 2023 and March 31, 2022, respectively. The portfolio companies in I-45 SLF LLC are in industries similar to those in which CSWC may invest directly. For the years ended March 31, 2023 and 2022, I-45 SLF LLC declared total dividends of $9.4 million and $8.6 million, respectively.

Additionally, I-45 SLF LLC closed on a $75.0 million 5-year senior secured credit facility (the “I-45 credit facility”) in November 2015. The I-45 credit facility includes an accordion feature which will allow I-45 SLF LLC to achieve leverage of approximately 2x debt-to-equity. Borrowings under the I-45 credit facility are secured by all of the assets of I-45 SLF LLC and bear interest at a rate equal to LIBOR plus 2.5% per annum. During the year ended March 31, 2017, I-45 SLF LLC increased debt commitments outstanding by an additional $90.0 million by adding three additional lenders to the syndicate, bringing total debt commitments to $165.0 million. In July 2017, the I-45 credit facility was amended to extend the maturity to July 2022. Additionally, the amendment reduced the interest rate on borrowings to LIBOR plus 2.4% per annum. In November 2019, the I-45 credit facility was amended to extend the maturity to November 2024 and to reduce the interest rate on borrowings to LIBOR plus 2.25% per annum. On April 30, 2020, the I-45 credit facility was amended to permanently reduce the I-45 credit facility amount through a prepayment of $15.0 million and to change the minimum utilization requirements. In March 2021, the I-45 credit facility was amended to extend the maturity to March 25, 2026 and to reduce the interest rate on borrowings to LIBOR plus 2.15%. On March 30, 2023, the I-45 credit facility was further amended to permanently reduce the I-45 credit facility debt commitments to $100.0 million and replace LIBOR with Term SOFR as the reference interest rate. After giving effect to the amendment, the interest rate on borrowings is Term SOFR plus 2.41% per annum. Under the I-45 credit facility, $86.0 million has been drawn as of March 31, 2023.

At March 31, 2023, our investment in I-45 SLF LLC did not exceed the 10% threshold in any of the tests under Rule 4-08(g) and did not exceed the 20% threshold in any of the tests under Rule 3-09 of Regulation S-X. However, at March 31, 2021, our investment in I-45 SLF LLC exceeded the 10% and 20% thresholds in at least one of the tests under Rule 3-09 of Regulation S-X. Accordingly, we have included the financial statements of I-45 SLF LLC as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Below is certain summarized financial information for I-45 SLF LLC as of March 31, 2023 and March 31, 2022 and for the years ended March 31, 2023, 2022 and 2021 (amounts in thousands):

	March 31, 2023	March 31, 2022
Selected Balance Sheet Information:
Investments, at fair value (cost $169,874 and $187,714)	$143,712	$176,704
Cash and cash equivalents	6,478	9,949
Interest receivable	1,145	850
Accounts receivable	1,038	123
Deferred financing costs and other assets	416	1,518
Total assets	$152,789	$189,144

Senior credit facility payable	$86,000	$114,500
Other liabilities	2,674	2,596
Total liabilities	$88,674	$117,096
Members’ equity	64,115	72,048
Total liabilities and members' equity	$152,789	$189,144

	Years Ended March 31,
	2023	2022	2021
Selected Statement of Operations Information:
Total revenues	$16,914	$12,804	$13,930
Total expenses	(7,542)	(4,166)	(4,565)
Net investment income	9,372	8,638	9,365
Net unrealized (depreciation) appreciation	(15,153)	(4,569)	30,467
Net realized gains (losses)	1,224	1,047	(15,313)
Net (decrease) increase in members’ equity resulting from operations	$(4,557)	$5,116	$24,519

Below is a summary of I-45 SLF LLC’s portfolio, followed by a listing of the individual loans in I-45 SLF LLC’s portfolio as of March 31, 2023 and March 31, 2022 (in thousands):

I-45 SLF LLC Loan Portfolio as of March 31, 2023

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
AAC New Holdco Inc.	Healthcare services	First Lien	6/25/2025	18.00% PIK	$2,238	$2,239	$2,160
		Delayed Draw Term Loan[5]	6/25/2025	18.00% PIK	60	59	58
		304,075 shares common stock	—	—	—	1,449	581
		Warrants (Expiration - December 11, 2025)	—	—	—	482	193
ADS Tactical, Inc.	Aerospace & defense	First Lien	3/19/2026	L+5.75% (Floor 1.00%)	6,058	5,975	5,634
American Teleconferencing Services, Ltd.[3]	Telecommunications	Revolving Loan	4/7/2023	P+5.50% (Floor 2.00%)	985	978	51
		First Lien	6/8/2023	P+5.50% (Floor 2.00%)	5,597	5,566	287
Burning Glass Intermediate Holding Company, Inc.	Software & IT services	Revolving Loan[4]	6/10/2028	L+5.00% (Floor 1.00%)	123	118	123
		First Lien	6/10/2028	L+5.00% (Floor 1.00%)	3,157	3,113	3,157
Corel Inc.	Software & IT services	First Lien	7/2/2026	SOFR+5.00%	6,440	6,311	6,050
Emerald Technologies (U.S.) Acquisitionco, Inc.	Technology products & components	First Lien	12/29/2027	SOFR+6.25% (Floor 1.00%)	4,485	4,430	4,261
Evergreen AcqCo 1 LP	Consumer products & retail	First Lien	4/26/2028	SOFR+5.50% (Floor 0.75%)	2,606	2,584	2,501
Evergreen North America Acquisitions, LLC	Industrial services	First Lien	8/13/2026	L+6.75% (Floor 1.00%)	6,673	6,575	6,673
Geo Parent Corporation	Building & infrastructure products	First Lien	12/19/2025	SOFR+5.25%	6,769	6,743	6,397
Infogain Corporation	Software & IT services	First Lien	7/28/2028	SOFR+5.75% (Floor 1.00%)	4,735	4,678	4,684
Integro Parent Inc.	Business services	First Lien	5/8/2023	SOFR+12.25% PIK (Floor 1.00%)	369	369	347
Intermedia Holdings, Inc.	Software & IT services	First Lien	7/21/2025	L+6.00% (Floor 1.00%)	6,607	6,562	5,088
Inventus Power, Inc.	Technology products & components	First Lien	3/29/2024	SOFR+5.00% (Floor 1.00%)	6,860	6,836	6,791
INW Manufacturing, LLC	Food, agriculture, & beverage	First Lien	3/25/2027	L+5.75% (Floor 0.75%)	2,775	2,713	2,391

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Isagenix International, LLC[3]	Consumer products & retail	First Lien	6/14/2025	L+7.75% (Floor 1.00%)	1,650	1,641	561
KORE Wireless Group Inc.	Telecommunications	First Lien	12/20/2024	SOFR+5.50%	5,597	5,582	5,317
Lab Logistics, LLC	Healthcare services	First Lien	9/25/2023	SOFR+7.25% (Floor 1.00%)	10,050	10,017	9,929
Lash OpCo, LLC	Consumer products & retail	First Lien	3/18/2026	L+7.00% (Floor 1.00%)	6,113	5,999	5,868
Lift Brands, Inc.	Consumer services	Tranche A	6/29/2025	SOFR+7.50% (Floor 1.00%)	2,477	2,477	2,427
		Tranche B	6/29/2025	9.50% PIK	602	602	548
		Tranche C	6/29/2025	—	565	565	514
		1,051 shares common stock	—	—	—	749	553
Lightbox Intermediate, L.P.	Software & IT services	First Lien	5/9/2026	L+5.00%	6,876	6,831	6,636
LOGIX Holdings Company, LLC	Telecommunications	First Lien	12/23/2024	L+5.75% (Floor 1.00%)	4,443	4,431	3,638
Mills Fleet Farm Group LLC	Consumer products & retail	First Lien	10/24/2024	L+6.25% (Floor 1.00%)	4,491	4,462	4,401
National Credit Care	Consumer services	First Lien - Term Loan A	12/23/2026	L+6.50% (Floor 1.00%)	2,159	2,125	2,122
		First Lien - Term Loan B	12/23/2026	L+7.50% (Floor 1.00%)	2,159	2,125	2,122
NBG Acquisition, Inc.[3]	Wholesale	First Lien	4/26/2024	L+5.50% (Floor 1.00%)	2,606	2,593	78
NinjaTrader, Inc.	Financial services	First Lien	12/18/2024	L+6.25% (Floor 1.00%)	5,000	4,939	5,000
Research Now Group, Inc.	Business services	First Lien	12/20/2024	L+5.50% (Floor 1.00%)	5,874	5,837	4,505
Retail Services WIS Corporation	Business services	First Lien	5/20/2025	L+7.75% (Floor 1.00%)	2,827	2,793	2,742
SIB Holdings, LLC	Business services	First Lien	10/29/2026	L+6.25% (Floor 1.00%)	2,929	2,884	2,841
Stellant Midco, LLC	Aerospace & defense	First Lien	10/2/2028	SOFR+5.50% (Floor 0.75%)	2,265	2,247	2,172
Tacala, LLC	Consumer products & retail	First Lien	2/5/2027	L+3.50% (Floor 0.75%)	990	950	974
		Second Lien	2/4/2028	L+7.50% (Floor 0.75%)	6,000	5,958	5,501
TEAM Services Group, LLC	Healthcare services	First Lien	12/20/2027	L+5.00% (Floor 1.00%)	6,620	6,582	6,454
U.S. TelePacific Corp.	Telecommunications	First Lien	5/1/2026	SOFR+1.00%, 7.25% PIK (Floor 1.00%)	5,635	5,635	1,479

				Current
		Investment	Maturity	Interest
Portfolio Company	Industry	Type	Date	Rate[1]	Principal	Cost	Fair Value[2]
Veregy Consolidated, Inc.	Environmental services	First Lien	11/3/2027	L+6.00% (Floor 1.00%)	1,955	1,951	1,683
Vida Capital, Inc.	Financial services	First Lien	10/1/2026	L+6.00%	3,265	3,236	2,408
Wahoo Fitness Acquisition, LLC[3]	Consumer products & retail	First Lien	8/14/2028	SOFR+5.75% (Floor 1.00%)	4,875	4,751	2,071
YS Garments, LLC	Consumer products & retail	First Lien	8/9/2026	L+7.50% (Floor 1.00%)	4,157	4,132	3,741
Total Investments						$169,874	$143,712

1Represents the interest rate as of March 31, 2023. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or Secured Overnight Financing Rate ("SOFR"), which reset daily, monthly, quarterly, or semiannually. For each investment, the Company has provided the spread over LIBOR, Prime, or SOFR in effect at March 31, 2023. Certain investments are subject to an interest rate floor.
2Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of I-45 SLF LLC. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
3Investment is on non-accrual status as of March 31, 2023, meaning the Company has ceased to recognize interest income on the investment.
4The investment has approximately $246.6 thousand in an unfunded revolving loan commitment as of March 31, 2023.
5The investment has approximately $43.8 thousand in an unfunded delayed draw loan commitment as of March 31, 2023.

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

16.    SUBSEQUENT EVENTS

On April 26, 2023, the Board of Directors declared a total dividend of $0.59 per share, comprised of a regular dividend of $0.54 and a supplemental dividend of $0.05, for the quarter ending June 30, 2023. The record date for the dividend is June 15, 2023. The payment date for the dividend is June 30, 2023.

On April 26, 2023, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a committee of certain officers of the Company as the Board's valuation designee (the "Valuation Designee") to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors, effective beginning as of the fiscal quarter ending June 30, 2023.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	March 31, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2022	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2023
Control Investments
I-45 SLF LLC	80% LLC equity interest	$—	$7,337	$57,603	$4,800	$—	$—	$(11,147)	$51,256
Total Control Investments		$—	$7,337	$57,603	$4,800	$—	$—	$(11,147)	$51,256

Affiliate Investments
Air Conditioning Specialists, Inc.	Revolving Loan	$800	$15	$—	$1,384	$(600)	$—	$16	$800
	First Lien	27,438	1,905	12,535	14,574	(170)	—	499	27,438
	766,738.93 Preferred Units	—	—	634	186	—	—	382	1,202
Catbird NYC, LLC	Revolving Loan	—	36	—	16	—	—	(16)	—
	First Lien	15,500	1,635	15,884	59	(400)	—	(43)	15,500
	1,000,000 Class A Units	—	88	1,221	—	—	—	437	1,658
	500,000 Class B Units	—	53	572	—	—	—	142	714
Central Medical Supply LLC	Revolving Loan	300	49	290	6	—	—	—	296
	First Lien	7,500	950	7,260	29	—	—	113	7,402
	Delayed Draw Term Loan	100	25	97	6	—	—	(4)	99
	1,380,500 Preferred Units	—	—	641	—	—	—	(284)	357
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	—	924	—	—	—	2,291	3,215
Delphi Intermediate Healthco LLC	First Lien	1,649	108	1,402	108	—	—	(1,510)	—
	First Lien	1,829	98	1,472	97	—	—	(1,569)	—
	Protective Advance	1,448	79	526	922	—	—	(1,448)	—
	1,681.04 Common Units	—	—	2,460	—	—	—	(2,460)	—

Portfolio Company	Type of Investment (1)	March 31, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2022	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2023
Dynamic Communities, LLC	Revolving Loan	—	1	—	—	—	1	(1)	—
	First Lien	—	286	10,323	12	(11,159)	—	824	—
	First Lien - Term Loan A	3,846	249	—	9,554	(4,604)	(1,124)	(3)	3,823
	First Lien - Term Loan B	3,867	118	—	9,423	(4,484)	(1,095)	(1)	3,843
	Senior subordinated debt	—	41	650	41	(587)	(104)	—	—
	2,000,000 Preferred units	—	—	1,274	—	—	(2,000)	726	—
	250,000 Class A Preferred units	—	—	—	250	—	—	375	625
	5,435,211.03 Class B Preferred units	—	—	—	2,218	—	—	—	2,218
	255,984.22 Class C Preferred units	—	—	—	—	—	—	—	—
	2,500,000 Common units	—	—	—	—	—	—	—	—
GPT Industries, LLC	Revolving loan	—	5	—	(58)	—	—	58	—
	First lien	6,150	148	—	6,030	—	—	—	6,030
	1,000,000 Class A Preferred Units	—	—	—	1,000	—	—	—	1,000
GrammaTech, Inc.	Revolving Loan	—	10	—	9	—	—	(9)	—
	First Lien	10,031	1,336	9,775	67	(1,500)	15	1,674	10,031
	1,000 Class A units	—	—	674	—	—	—	(674)	—
	360.06 Class A-1 units	—	—	38	304	—	—	30	372
ITA Holdings Group, LLC	Revolving loan	7,000	786	750	6,241	—	—	23	7,014
	First Lien - Term Loan	10,114	1,232	10,041	98	—	—	(25)	10,114
	First Lien - Term Loan B	5,057	766	5,061	47	—	—	(40)	5,068
	First Lien - PIK Note A	3,271	545	2,959	538	—	—	(242)	3,255
	First Lien - PIK Note B	129	13	117	12	—	—	(1)	128
	Warrants	—	—	3,199	—	—	—	847	4,046
	9.25% Class A membership interest	—	—	3,063	—	—	—	1,285	4,348

Portfolio Company	Type of Investment (1)	March 31, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2022	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2023
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	—	34	—	833	(833)	—	—	—
	First Lien	5,143	393	4,780	—	(53)	—	416	5,143
	Second Lien	5,208	—	3,104	—	—	—	490	3,594
	208,333.3333 Series A Preferred units	—	—	—	—	—	—	—	—
	203,124.9999 Common units	—	—	—	—	—	—	—	—
Outerbox, LLC	Revolving Loan	—	9	—	(25)	—	—	25	—
	First Lien	14,625	982	—	14,429	—	—	123	14,552
	6,308.2584 Class A common units	—	—	—	631	—	—	142	773
Roseland Management, LLC	Revolving Loan	575	81	575	2	—	—	(22)	555
	First Lien	15,051	1,883	14,125	1,132	(145)	—	(588)	14,524
	3,364 Class A-2 Units	—	—	—	202	—	—	492	694
	1,100 Class A-1 units	—	—	—	66	—	—	95	161
	16,084 Class A units	—	—	1,905	—	—	—	(1,483)	422
SIMR, LLC	First Lien	—	—	10,588	191	(13,081)	(211)	2,513	—
	First Lien - Incremental	—	—	—	191	(191)	—	—	—
	9,374,510.2 Class B Common Units	—	—	—	—	—	(6,107)	6,107	—
	904,903.31 Class W Units	—	—	—	—	—	—	—	—
Sonobi, Inc.	500,000 Class A Common units	—	—	2,960	—	—	—	(1,211)	1,749
STATinMED, LLC	First Lien	7,288	699	—	7,479	(191)	—	—	7,288
	Delayed Draw Term Loan	122	6	—	121	—	—	1	122
	4,718.62 Class A Preferred Units	—	—	—	4,838	—	—	(1,071)	3,767
	39,097.96 Class B Preferred Units	—	—	—	1,400	—	—	(1,400)	—

Portfolio Company	Type of Investment (1)	March 31, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2022	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2023
Student Resource Center LLC	First Lien	8,889	195	—	8,727	—	—	(7)	8,720
	10,502,487.46 Preferred units	—	—	—	5,845	—	—	—	5,845
	2,000,000 Preferred units	—	—	—	—	—	—	—	—
Total Affiliate Investments		$162,930	$14,859	$131,879	$99,235	$(37,998)	(10,625)	$6,014	$188,505
Total Control & Affiliate Investments		$162,930	$22,196	$189,482	$104,035	$(37,998)	$(10,625)	$(5,133)	$239,761

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

We completed an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide the reasonable assurance described above. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Shareholder Transaction Expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	—%

Annual Expenses (as a percentage of net assets attributable to common stock for the fiscal year ended March 31, 2023):
Operating expenses	3.62%	(4)
Interest payments on borrowed funds	7.54%	(5)
Income tax provision	0.06%	(6)
Acquired fund fees and expenses	1.52%	(7)
Total annual expenses	12.74%

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
(4)Operating expenses in this table represent the estimated annual operating expenses of CSWC and its consolidated subsidiaries based on actual operating expenses for the year ended March 31, 2023. We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.
(5)Interest payments on borrowed funds represents our estimated annual interest payments based on actual interest rate terms under our Credit Facility and our anticipated drawdowns from our Credit Facility, our actual interest rate terms under the SBA Debentures and our anticipated drawdowns of the SBA Debentures, the 4.50% Notes due 2026 (the "January 2026 Notes") and the 3.375% Notes due 2026 (the "October 2026 Notes"). As of March 31, 2023, we had $235.0 million outstanding under our Credit Facility, $120.0 million outstanding under the SBA Debentures, $140.0 million in aggregate principal of our January 2026 Notes outstanding and $150.0 million in aggregate principal of our October 2026 Notes outstanding. Any future issuances of debt securities will be made at the discretion of management and our board of directors after evaluating the investment opportunities and economic situation of the Company and the market as a whole.
(6)Income tax provision relates to the accrual of (a) deferred and current tax provision (benefit) for U.S. federal income taxes and (b) excise, state and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Income tax provision represents the estimated annual income tax expense of CSWC and its consolidated subsidiaries based on actual income tax expense for the year ended March 31, 2023.
(7)Acquired fund fees and expenses represent the estimated indirect expense incurred due to our investment in I-45 SLF LLC, a joint venture with Main Street Capital Corporation, based upon the actual amount incurred for the fiscal year ended March 31, 2023.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming 5.0% annual return	$127	$353	$545	$910

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

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2023 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2023, and is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by this Item 11 will be contained in the definitive proxy statement relating to our 2023 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2023, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in the definitive proxy statement relating to our 2023 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2023, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the definitive proxy statement relating to our 2023 annual meeting of shareholders under the headings of “Certain Relationships and Related Transactions” and “Corporate Governance” to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2023, and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the definitive proxy statement relating to our 2023 annual meeting of shareholders under the heading of “Ratification and Appointment of Independent Registered Public Accounting Firm for the Year Ended March 31, 2023” to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2023, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.          Consolidated Financial Statements

2.           Consolidated Financial Statement Schedule

Page
Schedule of Investments in and Advances to Affiliates for the Year Ended March 31, 2023	154

3.           Exhibits

Exhibit No.	Description
3.1
Articles of Incorporation, dated April 19, 1961, including amendments dated June 30, 1969, July 20, 1987, April 23, 2007 and July 15, 2013 (incorporated by reference to Exhibit (a) to Registration Statement on Form N-2 (File No. 333-220385) filed on September 8, 2017).

3.2	Certificate of Amendment to the Articles of Incorporation, dated August 1, 2019 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 814-00061) filed on August 1, 2019).

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q (File No. 814-00061) filed on November 7, 2017).

3.4	Amendment to Second Amended and Restated Bylaws of Capital Southwest Corporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 814-00061) filed April 25, 2019).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K (File No. 811-01056) filed on June 14, 2002).

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

4.9
Description of Capital Southwest Corporation's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K (File No. 814-00061) filed on June 2, 2021).

10.1+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 814-00061) filed on November 7, 2017).

10.2+
Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K (File No. 814-00061) filed on June 1, 2012).

10.3+
Amendment One to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K (File No. 814-00061) filed on May 31, 2013).

10.4+
Amendment Four to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 814-00061) filed on August 6, 2015).

10.5+	Capital Southwest Corporation Amended and Restated 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 99.1 to Form S-8 (File No. 333-227117) filed on August 30, 2018).

10.6+
Form of Restricted Stock Award Agreement under the 2010 Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 814-00061) filed on November 7, 2014).

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

10.9+
Form of Amended and Restated Cash Incentive Award Agreement (Executive Compensation Plan) (incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.10+
Amended and Restated Employee Matters Agreement, dated September 4, 2015, between the Company and CSW Industrials, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 814-00061) filed on September 14, 2015).

10.11+
Form of Amended and Restated Non-Qualified Stock Option Agreement (Executive Compensation Plan – CSWC Employee Form) (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.12+
Form of Restricted Stock Agreement under the 2010 Restricted Stock Award Plan (CSWC Employee Form) (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.13+
Form of Amended and Restated Restricted Stock Award (Executive Compensation Plan – CSWC Employee Form) (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.14
Second Amended and Restated Limited Liability Company Operating Agreement of I-45 SLF LLC, dated March 11, 2021 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K (File No. 814-00061) filed March 12, 2021).

10.15
Amended and Restated Guarantee, Pledge and Security Agreement dated as of December 21, 2018 among Capital Southwest Corporation, as Borrower, the Subsidiary Guarantors party hereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders, each Financing Agent and Designated Indebtedness Holder party hereto and ING Capital, LLC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 814-00061) filed on December 21, 2018).

10.16
Second Amended and Restated Senior Secured Revolving Credit Agreement dated as of August 9, 2021 among Capital Southwest Corporation, as Borrower, the Lenders party hereto, ING Capital LLC, as Administrative Agent, Arranger and Bookrunner and Texas Capital Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 814-00061) filed on August 9, 2021).

Exhibit No.	Description

10.17
Limited Consent and Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 10, 2021, by and among Capital Southwest Corporation, as Borrower, Capital Southwest Equity Investments, Inc., as Subsidiary Guarantor, the lenders party thereto, and ING Capital LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 814-00061) filed on September 10, 2021).

10.18
Amendment No. 2 to the Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 11, 2022, by and among Capital Southwest Corporation, as Borrower, the guarantor party thereto, the lenders from time to time party thereto and ING Capital LLC, as Administrative Agent, and Texas Capital Bank, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 814-00061) filed on May 12, 2022).

10.19
Master Reimbursement Agreement, dated as of May 9, 2018, by and between Capital Southwest Corporation, as Borrower, and ING Capital LLC, as Issuer (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K (File No. 814-00061) filed on June 5, 2018).

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

10.24
Form of Third Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between the Company and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 814-00061) filed on May 26, 2021).

10.25
Form of Second Amendment, dated November 2, 2021, to Third Amended and Restated Equity Distribution Agreement between the Company and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 814-00061) filed on November 2, 2021).

10.26
Form of Third Amendment, dated August 2, 2022, to Third Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between the Company and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2022).

10.27
Form of Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between the Company and each of JMP Securities LLC and B. Riley FBR, Inc., respectively (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 814-00061) filed on May 26, 2021).

10.28
Form of Second Amendment, dated November 2, 2021, to Amended and Restated Equity Distribution Agreement between the Company and each of JMP Securities LLC and B. Riley Securities, Inc., respectively (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 814-00061) filed on November 2, 2021).

10.29
Form of Third Amendment, dated August 2, 2022, to Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between the Company and each of JMP Securities LLC and B. Riley Securities, Inc., respectively (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 2, 2022).

10.30
Incremental Commitment and Assumption Agreement dated November 16, 2022 among the Company, as borrower, ING Capital LLC, as Administrative Agent, the Increasing Lenders Party thereto, as Increasing Lenders and the Assuming Lenders Party thereto, as Assuming Lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 16, 2022).

14*	Code of Ethics.

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – RSM US LLP (relating to the Company Consolidated Financial Statements).

23.2*	Consent of Independent Auditor – RSM US LLP (relating to I-45 SLF LLC).

Exhibit No.	Description
31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*^	Certification of President and Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1*	Audited Consolidated Financial Statements of I-45 SLF LLC as of March 31, 2023 and 2022 and for the years ended March 31, 2023, 2022 and 2021.

99.2*	Report of RSM US LLP on Senior Securities Table

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

CAPITAL SOUTHWEST CORPORATION
By:	/s/ Bowen S. Diehl
Bowen S. Diehl President and Chief Executive Officer

Date:  May 23, 2023

Signature	Title	Date

/s/ David R. Brooks	Chairman of the Board	May 23, 2023
David R. Brooks

/s/ Christine S. Battist	Director	May 23, 2023
Christine S. Battist

/s/ Jack D. Furst	Director	May 23, 2023
Jack D. Furst

/s/ Ramona Rogers-Windsor	Director	May 23, 2023
Ramona Rogers-Windsor

/s/ William R. Thomas	Director	May 23, 2023
William R. Thomas

/s/ Bowen S. Diehl	President and Chief Executive Officer	May 23, 2023
Bowen S. Diehl

/s/ Michael S. Sarner	Chief Financial Officer	May 23, 2023
Michael S. Sarner	(Chief Financial/Accounting Officer)