Form 10-Q
period 2023-06-30
CAPITAL SOUTHWEST CORP
filed 2023-08-08
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ……………..to ……………..

Commission File Number: 814-00061

CAPITAL SOUTHWEST CORPORATION
(Exact name of registrant as specified in its charter)

Texas	75-1072796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8333 Douglas Avenue, Suite 1100, Dallas, Texas	75225
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (214) 238-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.25 par value per share	CSWC	The Nasdaq Global Select Market
7.75% Notes due 2028	CSWCZ	The Nasdaq Global Select Market

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

39,939,918 shares of Common Stock, $0.25 value per share, as of August 4, 2023.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	June 30,	March 31,
	2023	2023

Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,025,318 and $947,829, respectively)	$1,046,398	$966,627
Affiliate investments (Cost: $180,907 and $191,523, respectively)	187,058	188,505
Control investments (Cost: $80,800 and $80,800, respectively)	51,862	51,256
Total investments (Cost: $1,287,025 and $1,220,152, respectively)	1,285,318	1,206,388
Cash and cash equivalents	21,278	21,585
Receivables:
Dividends and interest	19,743	18,430
Escrow	467	363
Other	819	647
Income tax receivable	102	368
Debt issuance costs (net of accumulated amortization of $5,919 and $5,642, respectively)	3,440	3,717
Other assets	5,836	6,186
Total assets	$1,337,003	$1,257,684

Liabilities
SBA Debentures (Par value: $125,000 and $120,000, respectively)	$121,352	$116,330
January 2026 Notes (Par value: $140,000 and $140,000, respectively)	139,135	139,051
October 2026 Notes (Par value: $150,000 and $150,000, respectively)	147,448	147,263
August 2028 Notes (Par value: $71,875 and $0, respectively)	69,327	—
Credit facility	195,000	235,000
Other liabilities	15,216	16,761
Accrued restoration plan liability	593	598
Income tax payable	876	156
Deferred tax liability	11,855	12,117
Total liabilities	700,802	667,276

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 38,839,918 shares at June 30, 2023 and 38,415,937 shares at March 31, 2023	9,710	9,604
Additional paid-in capital	667,440	646,586
Total distributable (loss) earnings	(40,949)	(41,845)
Treasury stock - at cost, 0 shares at June 30, 2023 and 2,339,512 shares at March 31, 2023	—	(23,937)
Total net assets	636,201	590,408
Total liabilities and net assets	$1,337,003	$1,257,684
Net asset value per share (38,839,918 shares outstanding at June 30, 2023 and 36,076,425 shares outstanding at March 31, 2023)	$16.38	$16.37
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share data)

	Three Months Ended
	June 30,
	2023	2022
Investment income:
Interest income:
Non-control/Non-affiliate investments	$30,640	$15,748
Affiliate investments	4,179	2,512
Payment-in-kind interest income:
Non-control/Non-affiliate investments	914	416
Affiliate investments	742	271
Dividend income:
Non-control/Non-affiliate investments	499	550
Affiliate investments	60	101
Control investments	2,144	1,535
Fee income:
Non-control/Non-affiliate investments	945	1,290
Affiliate investments	157	118
Control investments	24	—
Other income	57	2
Total investment income	40,361	22,543
Operating expenses:
Compensation	2,510	1,542
Share-based compensation	963	821
Interest	9,681	5,484
Professional fees	955	849
General and administrative	1,249	1,217
Total operating expenses	15,358	9,913
Income before taxes	25,003	12,630
Federal income, excise and other taxes	599	73
Deferred taxes	(152)	119
Total income tax provision	447	192
Net investment income	$24,556	$12,438
Realized (loss) gain
Non-control/Non-affiliate investments	$(5,806)	$2,549
Affiliate investments	(6,655)	15
Income tax provision	(321)	(244)
Total net realized (loss) gain on investments, net of tax	(12,782)	2,320
Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	2,283	(4,551)
Affiliate investments	9,169	(714)
Control investments	606	(5,902)
Income tax provision	(20)	(1,081)
Total net unrealized appreciation (depreciation) on investments, net of tax	12,038	(12,248)
Net realized and unrealized (losses) gains on investments	(744)	(9,928)
Net increase in net assets from operations	$23,812	$2,510

Pre-tax net investment income per share - basic and diluted	$0.67	$0.50
Net investment income per share – basic and diluted	$0.65	$0.49
Net increase in net assets from operations – basic and diluted	$0.63	$0.10
Weighted average shares outstanding – basic and diluted	37,597,884	25,513,534

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except shares)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2022	24,958,520	$6,825	2,339,512	$(23,937)	$448,235	$(10,256)	$420,867
Issuance of common stock	2,262,852	566	—	—	45,469	—	46,035
Share-based compensation	—	—	—	—	821	—	821
Issuance of common stock under restricted stock plan, net of forfeitures	199,042	49	—	—	(49)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(29,673)	(7)	—	—	(634)	—	(641)
Dividends to shareholders	—	—	—	—	—	(16,615)	(16,615)
Change in restoration plan liability	—	—	—	—	8	—	8
Reclassification for certain permanent book-to-tax differences	—	—	—	—	1	(1)	—
Net increase resulting from operations	—	—	—	—	—	2,510	2,510
Balances at June 30, 2022	27,390,741	$7,433	2,339,512	$(23,937)	$493,851	$(24,362)	$452,985

Balances at March 31, 2023	36,076,425	$9,604	2,339,512	$(23,937)	$646,586	$(41,845)	$590,408
Issuance of common stock	2,527,458	632	—	—	44,240	—	44,872
Cancellation of treasury stock	—	(585)	(2,339,512)	23,937	(23,352)	—	—
Share-based compensation	—	—	—	—	963	—	963
Issuance of common stock under restricted stock plan, net of forfeitures	282,616	71	—	—	(71)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(46,581)	(12)	—	—	(914)	—	(926)
Dividends to shareholders	—	—	—	—	—	(22,916)	(22,916)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Reclassification for certain permanent book-to-tax differences	—	—	—	—	—	—	—
Net increase resulting from operations	—	—	—	—	—	23,812	23,812
Balances at June 30, 2023	38,839,918	$9,710	—	$—	$667,440	$(40,949)	$636,201

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net increase in net assets from operations	$23,812	$2,510
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(104,106)	(134,956)
Proceeds from sales and repayments of debt investments in portfolio companies	24,653	54,921
Proceeds from sales and return of capital of equity investments in portfolio companies	3,402	1,743
Payment of accreted original issue discounts	223	1,087
Depreciation and amortization	779	651
Net pension benefit	(16)	(31)
Realized loss (gain) on investments before income tax	12,461	(2,392)
Net unrealized (appreciation) depreciation on investments before income tax	(12,058)	11,167
Accretion of discounts on investments	(1,172)	(848)
Payment-in-kind interest	(1,999)	(810)
Share-based compensation expense	963	821
Deferred income taxes	(262)	1,201
Changes in other assets and liabilities:
(Increase) decrease in dividend and interest receivable	(1,647)	154
(Increase) decrease in escrow receivables	(105)	(17)
Decrease in tax receivable	266	—
Increase in other receivables	(171)	(2,090)
Decrease (increase) in other assets	260	(301)
Increase (decrease) in taxes payable	721	(1,083)
Decrease in other liabilities	(1,630)	(1,530)
Net cash used in operating activities	(55,626)	(69,803)
Cash flows from investing activities
Acquisition of fixed assets	(2)	(156)
Net cash used in investing activities	(2)	(156)
Cash flows from financing activities
Proceeds from common stock offering	44,888	46,051
Borrowings under credit facility	75,000	55,000
Repayments of credit facility	(115,000)	(45,000)
Debt issuance costs paid	(322)	(523)
Proceeds from issuance of SBA Debentures	4,878	39,026
Proceeds from issuance of August 2028 Notes	69,719	—
Dividends to shareholders	(22,916)	(16,615)
Common stock withheld for payroll taxes upon vesting of restricted stock	(926)	(641)
Net cash provided by financing activities	55,321	77,298
Net (decrease) increase in cash and cash equivalents	(307)	7,339
Cash and cash equivalents at beginning of period	21,585	11,431
Cash and cash equivalents at end of period	$21,278	$18,770
Supplemental cash flow disclosures:
Cash paid for income taxes	$65	$1,400
Cash paid for interest	5,975	4,520
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
360 QUOTE TOPCO, LLC	Revolving Loan	Media & marketing	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.89%	6/16/2022	6/16/2027	$3,250	$3,212	$2,763
	First Lien[19]		SOFR+6.50%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 14.89%	6/16/2022	6/16/2027	22,260	21,987	18,921
							25,199	21,684
AAC NEW HOLDCO INC.	First Lien	Healthcare services	18.00% PIK	12/11/2020	6/25/2025	10,670	10,670	10,083
	Delayed Draw Term Loan[10]		18.00% PIK	1/31/2023	6/25/2025	321	318	304
	374,543 shares common stock		—	12/11/2020	—	—	1,785	716
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	881
							14,971	11,984
ACACIA BUYERCO V LLC	Revolver Loan[10]	Software & IT services	SOFR+6.50% (Floor 1.00%)	11/25/2022	11/26/2027	—	(35)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.65%	11/25/2022	11/26/2027	5,000	4,909	5,000
	Delayed Draw Term Loan[10]		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.65%	11/25/2022	11/26/2027	7,500	7,337	7,500
	1,000,000 Class B-2 Units[9,13]		—	11/25/2022	—	—	1,000	1,000
							13,211	13,500
ACCELERATION, LLC	Revolving Loan[10]	Media & marketing	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 13.65%	6/13/2022	6/14/2027	1,170	1,091	1,170
	First Lien - Term Loan A		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.65%	6/13/2022	6/14/2027	9,193	9,040	9,065
	First Lien - Term Loan B		SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 13.65%	6/13/2022	6/14/2027	9,193	9,039	9,193
	First Lien - Term Loan C		SOFR+9.50% (Floor 1.00%)/Q, Current Coupon 14.65%	6/13/2022	6/14/2027	9,193	9,039	9,322
	Delayed Draw Term Loan[10]		SOFR+8.50% (Floor 1.00%)	6/13/2022	6/14/2027	—	(40)	—
	13,451.22 Preferred Units[9,13]		—	6/13/2022	—	—	893	1,482
	1,611.22 Common Units[9,13]		—	6/13/2022	—	—	107	165
							29,169	30,397

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ACCELERATION PARTNERS, LLC	First Lien[8]	Media & marketing	SOFR+8.14% (Floor 1.00%)/Q, Current Coupon 13.18%[20]	12/1/2020	12/1/2025	19,550	19,191	19,139
	1,019 Preferred Units[9,13]		—	12/1/2020	—	—	1,019	1,063
	1,019 Class A Common Units[9,13]		—	12/1/2020	—	—	14	—
							20,224	20,202
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	SOFR+12.00% (Floor 2.00%)/Q, Current Coupon 17.15%	12/13/2018	12/13/2023	7,635	7,616	7,024
ALLIANCE SPORTS GROUP, L.P.	Unsecured convertible Note	Consumer products & retail	6.00% PIK	7/15/2020	9/30/2024	173	173	201
	3.88% membership preferred interest		—	8/1/2017	—	—	2,500	2,044
							2,673	2,245
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	Food, agriculture and beverage	SOFR+6.75%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 14.79%	3/11/2022	4/10/2026	11,762	11,717	11,115
	First Lien - Term Loan B16		SOFR+8.75%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 16.79%	3/11/2022	4/10/2026	11,762	11,713	9,198
	3,000,000 units of Class A common stock[9,13]		—	4/10/2018	—	—	3,000	—
							26,430	20,313
ARBORWORKS, LLC	Revolving Loan[10,16]	Environmental services	SOFR+7.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 15.20%	11/17/2021	11/9/2026	2,107	2,066	1,369
	First Lien[16]		SOFR+7.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 15.23%	11/17/2021	11/9/2026	12,934	12,748	8,407
	100 Class A Units[9,13]		—	11/17/2021	—	—	100	—
							14,914	9,776
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572 Common Units[9,13]	Healthcare services	—	8/31/2018	—	—	1,026	847

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ATS OPERATING, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.75%[20]	1/18/2022	1/18/2027	1,000	965	974
	First Lien - Term Loan A		SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 10.65%	1/18/2022	1/18/2027	9,250	9,112	9,009
	First Lien - Term Loan B		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.65%	1/18/2022	1/18/2027	9,250	9,110	9,093
	1,000,000 Preferred units[9,13]		—	1/18/2022	—	—	1,000	1,000
							20,187	20,076
BINSWANGER HOLDING CORP.	900,000 shares of common stock	Distribution	—	3/9/2017	—	—	900	—
BOND BRAND LOYALTY ULC[9]	Revolving Loan[10]	Media & marketing	SOFR+7.00% (Floor 2.00%)	5/1/2023	5/1/2028	—	(39)	—
	First Lien - Term Loan A		SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 11.19%	5/1/2023	5/1/2028	9,000	8,825	8,825
	First Lien - Term Loan B		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.19%	5/1/2023	5/1/2028	9,000	8,824	8,824
	1,000 Preferred units[13]		—	5/1/2023	—	—	1,000	1,000
	1,000 Class A common units[13]		—	5/1/2023	—	—	—	—
							18,610	18,649
BROAD SKY NETWORKS LLC (DBA EPIC IO TECHNOLOGIES)	1,131,579 Series A Preferred units[9,13]	Telecommunications	—	12/11/2020	—	—	1,132	1,649
	89,335 Series C Preferred units[9,13]		—	10/21/2022	—	—	89	130
							1,221	1,779
C&M CONVEYOR, INC.	First Lien - Term Loan A15	Business services	SOFR+5.50% (Floor 1.50%)/M, Current Coupon 10.78%	1/3/2023	9/30/2026	6,500	6,384	6,500
	First Lien - Term Loan B15		SOFR+7.50% (Floor 1.50%)/M, Current Coupon 12.78%	1/3/2023	9/30/2026	6,500	6,384	6,500
							12,768	13,000
CADMIUM, LLC	Revolving Loan	Software & IT services	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.50%	1/7/2022	12/22/2026	615	611	596
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.50%	1/7/2022	12/22/2026	7,385	7,330	7,156
							7,941	7,752

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CAMIN CARGO CONTROL, INC.	First Lien	Energy services (midstream)	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.72%	6/2/2021	6/4/2026	5,677	5,640	5,677
CAVALIER BUYER, INC.	Revolving Loan[10]	Healthcare services	SOFR+8.00% (Floor 2.00%)	2/10/2023	2/10/2028	—	(37)	—
	First Lien		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.22%	2/10/2023	2/10/2028	6,500	6,377	6,377
	625,000 Preferred Units[9,13]		—	2/10/2023	—	—	625	625
	625,000 Class A-1 Units[9,13]		—	2/10/2023	—	—	—	—
							6,965	7,002
CRAFTY APES, LLC	First Lien[8]	Media & marketing	SOFR+7.01% (Floor 1.00%)/Q, Current Coupon 12.12%[20]	6/9/2021	11/1/2024	15,000	14,924	14,400
DELPHI LENDER HOLDCO LLC	254 Common units	Healthcare services		6/9/2023	—	—	—	—
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan[10]	Aerospace & defense	SOFR+7.50% (Floor 2.00%)	4/21/2023	4/21/2028	—	(115)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.78%	4/21/2023	4/21/2028	11,250	10,922	10,922
	First Lien - Term Loan B		SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.78%	4/21/2023	4/21/2028	11,250	10,922	10,922
							21,729	21,844
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	Transportation & logistics	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.20%	11/9/2021	8/26/2026	8,450	8,387	8,146
EXACT BORROWER, LLC	Revolving Loan[10]	Media & marketing	SOFR+7.50% (Floor 2.00%)	12/7/2022	8/6/2027	—	(44)	—
	First Lien - Term Loan A		SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.54%	12/7/2022	8/6/2027	9,426	9,255	9,426
	First Lien - Term Loan B		SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.54%	12/7/2022	8/6/2027	9,426	9,255	9,426
	Delayed Draw Term Loan		SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.84%	12/7/2022	8/6/2027	2,500	2,453	2,500
	Promissory Note		13.574%	12/7/2022	12/6/2028	385	385	385
	615.156 Common units			12/7/2022	—	—	615	770
							21,919	22,507

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
FLIP ELECTRONICS, LLC	First Lien	Technology products & components	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.85%[20]	1/4/2021	1/2/2026	31,845	31,263	31,845
	Delayed Draw Term Loan		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.55%	3/24/2022	1/2/2026	2,818	2,781	2,818
	2,000,000 Common Units[9,11,13]		—	1/4/2021	—	—	2,000	13,458
							36,044	48,121
FM SYLVAN, INC.	Revolving Loan[10]	Industrial services	SOFR+8.00% (Floor 1.00%)	11/8/2022	11/8/2027	—	(174)	—
	First Lien		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.15%	11/8/2022	11/8/2027	11,925	11,709	11,925
							11,535	11,925
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien	Food, agriculture & beverage	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.76%	6/1/2021	6/1/2026	7,030	6,913	7,030
	75,000 Class A Units[9,13]		—	6/1/2021	—	—	750	911
							7,663	7,941
FS VECTOR LLC	Revolving Loan[10]	Business services	SOFR+7.50% (Floor 2.00%)	4/26/2023	4/26/2028	—	(39)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.72%	4/26/2023	4/26/2028	9,000	8,825	8,825
	First Lien - Term Loan B		SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.72%	4/26/2023	4/26/2028	9,000	8,825	8,825
	1,000 Common units[9,13]		—	4/26/2023	—	—	1,000	1,000
							18,611	18,650
GAINS INTERMEDIATE, LLC	Revolving Loan[10]	Business services	SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(44)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.65%	12/15/2022	12/15/2027	7,500	7,362	7,463
	First Lien - Term Loan B		SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.65%	12/15/2022	12/15/2027	7,500	7,362	7,387
	Delayed Draw Term Loan[10]		SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(160)	—
							14,520	14,850

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GUARDIAN FLEET SERVICES, INC.	First Lien	Transportation & logistics	SOFR+7.25%, 1.75% PIK (Floor 2.50%)/Q, Current Coupon 14.04%	2/10/2023	2/10/2028	4,511	4,381	4,466
	1,500,000 Class A Units[9,13]		—	2/10/2023	—	—	1,500	1,815
	Warrants (Expiration - February 10, 2033)		—	2/10/2023	—	—	80	156
							5,961	6,437
GULF PACIFIC ACQUISITION, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+5.75% (Floor 1.00%)/Q, Current Coupon 11.15%[20]	9/30/2022	9/29/2028	303	285	297
	First Lien		SOFR+5.75% (Floor 1.00%)/Q, Current Coupon 11.14%	9/30/2022	9/29/2028	3,633	3,567	3,564
	Delayed Draw Term Loan[10]		SOFR+5.75% (Floor 1.00%)/Q, Current Coupon 10.98%	9/30/2022	9/29/2028	302	286	296
							4,138	4,157
HEAT TRAK, LLC	First Lien	Consumer products & retail	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.90%	6/12/2023	6/9/2028	11,500	10,168	11,270
	Warrants (Expiration - June 9, 2033)		—	6/12/2023	—	—	1,104	1,104
							11,272	12,374
HH-INSPIRE ACQUISITION, INC.	Revolving Loan[10]	Healthcare services	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.14%[20]	4/3/2023	4/3/2028	260	240	240
	First Lien		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.07%[20]	4/3/2023	4/3/2028	8,016	7,812	7,812
	95,568.6 Preferred units[9,13]		—	4/3/2023	—	—	306	306
							8,358	8,358
HYBRID APPAREL, LLC	Second Lien[15]	Consumer products & retail	SOFR+8.25%, 2.00% PIK (Floor 1.00%)/Q, Current Coupon 15.40%	6/30/2021	6/30/2026	15,750	15,543	13,466
INFOLINKS MEDIA BUYCO, LLC	First Lien	Media & marketing	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 10.70%	11/1/2021	10/30/2026	7,634	7,525	7,634
	Delayed Draw Term Loan[10]		SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 10.70%	11/1/2021	10/30/2026	1,350	1,321	1,350
	1.68% LP interest[9,10,11,13]		—	10/29/2021	—	—	588	1,121
							9,434	10,105

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ISI ENTERPRISES, LLC	Revolving Loan[10]	Software & IT services	SOFR+7.00% (Floor 1.00%)	10/1/2021	10/1/2026	—	(26)	—
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.32%	10/1/2021	10/1/2026	5,000	4,930	5,000
	1,000,000 Series A Preferred units		—	10/1/2021	—	—	1,000	1,029
	166,667 Series A-1 Preferred units		—	6/7/2023	—	—	167	344
							6,071	6,373
ISLAND PUMP AND TANK, LLC	Revolving Loan[10]	Environmental services	SOFR+7.50% (Floor 2.00%)	3/2/2023	8/3/2026	—	(27)	—
	First Lien		SOFR+7.50% (Floor 2.00%)/Q Current Coupon 12.65%	3/2/2023	8/3/2026	9,000	8,834	8,838
	750,000 Preferred units[9,13]		—	3/2/2023	—	—	750	750
							9,557	9,588
JVMC HOLDINGS CORP.	First Lien	Financial services	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.71%	2/28/2019	2/28/2024	4,911	4,901	4,911
KMS, INC.[15]	First Lien	Distribution	L+7.25% (Floor 1.00%)/Q, Current Coupon 12.81%	10/4/2021	10/2/2026	17,965	17,802	15,270
LASH OPCO, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+7.00% (Floor 1.00%)/S, Current Coupon 12.17%[20]	12/29/2021	9/18/2025	379	364	367
	First Lien		SOFR+7.00% (Floor 1.00%)/S, Current Coupon 12.13%	12/29/2021	3/18/2026	10,505	10,299	10,169
							10,663	10,536
LGM PHARMA, LLC	First Lien	Healthcare products	SOFR+8.50% (Floor 1.00%), 2.00% PIK/Q, Current Coupon 15.69%	11/15/2017	11/15/2023	11,477	11,444	11,476
	Delayed Draw Term Loan		SOFR+10.00% (Floor 1.00%), 2.00% PIK/Q, Current Coupon 17.19%	7/24/2020	11/15/2023	2,501	2,494	2,501
	Unsecured convertible note[9,13]		25.00% PIK	12/21/2021	12/31/2024	120	120	120
	142,278.89 units of Class A common stock[9,13]		—	11/15/2017	—	—	1,600	1,470
							15,658	15,567

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LIGHTNING INTERMEDIATE II, LLC (DBA VIMERGY)	Revolving Loan[10]	Healthcare products	SOFR+6.50% (Floor 1.00%)	6/6/2022	6/7/2027	—	(29)	—
	First Lien		SOFR+6.50% (Floor 1.00%)/S, Current Coupon 12.09%	6/6/2022	6/7/2027	22,569	22,194	21,802
	0.88% LLC interest[9,13]		—	6/6/2022	—	—	600	263
							22,765	22,065
LKC TECHNOLOGIES, INC.	Revolving Loan[10]	Healthcare products	SOFR+7.25% (Floor 2.00%)	6/7/2023	6/7/2028	—	(39)	—
	First Lien		SOFR+7.25% (Floor 2.00%)/Q, Current Coupon 12.76%	6/7/2023	6/7/2028	6,500	6,371	6,371
	1,000,000 Class A units[9,13]		—	6/7/2023	—	—	1,000	1,000
							7,332	7,371
LLFLEX, LLC	First Lien[15]	Containers & packaging	SOFR+9.00%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.22%	8/16/2021	8/14/2026	10,808	10,640	10,170
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor 0.75%)/S, Current Coupon 12.64%[20]	3/15/2021	3/13/2026	1,226	1,206	1,226
	First Lien		L+7.25% (Floor 0.75%)/Q, Current Coupon 12.30%	3/15/2021	3/13/2026	7,828	7,735	7,828
							8,941	9,054
MERCURY ACQUISITION 2021, LLC (DBA TELE-TOWN HALL)	First Lien	Telecommunications	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.41%	12/6/2021	12/7/2026	12,313	12,130	11,697
	Second Lien		SOFR+11.00% (Floor 1.00%)/Q, Current Coupon 16.41%	12/6/2021	12/7/2026	2,750	2,709	2,530
	2,089,599 Series A units[9,13]		—	12/6/2021	—	—	—	338
							14,839	14,565
MICROBE FORMULAS LLC	Revolving Loan[10]	Healthcare products	SOFR+6.25% (Floor 1.00%)	4/4/2022	4/3/2028	—	(26)	—
	First Lien		SOFR+6.25% (Floor 1.00%)/M, Current Coupon 11.44%	4/4/2022	4/3/2028	10,899	10,719	10,823
							10,693	10,823

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MUENSTER MILLING COMPANY, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+7.25% (Floor 1.00%)	8/10/2021	8/10/2026	—	(62)	—
	First Lien		SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.29%	8/10/2021	8/10/2026	21,800	21,476	21,800
	1,000,000 Class A units[9,13]		—	12/15/2022	—	—	1,000	1,185
							22,414	22,985
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	Consumer services	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.84%	12/23/2021	12/23/2026	9,716	9,573	9,327
	First Lien - Term Loan B		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.84%	12/23/2021	12/23/2026	9,716	9,572	9,327
	191,049.33 Class A-3 Preferred units[9,11,13]		—	3/17/2022	—	—	2,000	2,000
							21,145	20,654
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	Healthcare services	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.06%[20]	5/14/2021	5/14/2026	5,000	4,942	4,925
	First Lien - Term Loan A		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.04%	3/21/2023	5/14/2026	7,462	7,368	7,089
	First Lien - Term Loan B		SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.04%	3/21/2023	5/14/2026	7,462	7,368	7,231
	First Lien - Term Loan C		SOFR+10.00% (Floor 1.00%)/Q, Current Coupon 15.04%	3/21/2023	5/14/2026	3,170	3,096	3,163
							22,774	22,408
NEW SKINNY MIXES, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.14%	12/21/2022	12/21/2027	1,750	1,678	1,717
	First Lien		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.09%	12/21/2022	12/21/2027	13,000	12,760	12,753
	Delayed Draw Term Loan[10]		SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(26)	—
							14,412	14,470
NINJATRADER, INC.	Revolving Loan[10]	Financial services	SOFR+6.00% (Floor 1.00%)	12/18/2019	12/18/2024	—	(2)	—
	First Lien		SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.26%	12/18/2019	12/18/2024	21,869	21,635	21,869
	2,000,000 Preferred Units[9,11,13]		—	12/18/2019	—	—	2,000	15,430
							23,633	37,299

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NWN PARENT HOLDINGS, LLC	Revolving Loan[10]	Software & IT services	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.20%[20]	5/7/2021	5/7/2026	600	578	590
	First Lien		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.19%	5/7/2021	5/7/2026	12,604	12,448	12,403
							13,026	12,993
OPCO BORROWER, LLC (DBA GIVING HOME HEALTH CARE)	Revolving Loan[10]	Healthcare services	SOFR+6.50% (Floor 1.00%)	8/19/2022	8/19/2027	—	(7)	—
	First Lien		SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.84%	8/19/2022	8/19/2027	8,995	8,918	8,995
	Second Lien		12.50%	8/19/2022	2/19/2028	3,000	2,764	3,000
	Warrants (Expiration - August 19, 2029)		—	8/19/2022	—	—	207	399
							11,882	12,394
PIPELINE TECHNIQUE LTD.[9]	Revolving Loan[10]	Energy services (midstream)	P+8.25% (Floor 2.00%)/Q, Current Coupon 16.50%	8/23/2022	8/19/2027	833	778	820
	First Lien		SOFR+9.25% (Floor 1.00%)/Q, Current Coupon 14.64%	8/23/2022	8/19/2027	9,625	9,460	9,471
							10,238	10,291
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/S, Current Coupon 14.80%	12/8/2017	12/20/2025	10,500	10,189	5,513
ROOF OPCO, LLC	Revolving Loan[10]	Consumer services	SOFR+7.50% (Floor 1.00%)	8/27/2021	8/27/2026	—	(39)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.66%[20]	8/27/2021	8/27/2026	13,261	13,022	13,009
	First Lien - Term Loan B		SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 13.66%[20]	4/12/2023	8/27/2026	13,261	13,022	13,036
	535,714.29 Class A Units[9,13]		—	9/23/2022	—	—	750	775
	250,000 Class B Units[9,13]		—	4/13/2023	—	—	250	262
							27,005	27,082
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+7.75% (Floor 1.25%)/M, Current Coupon 13.01%	9/1/2020	9/1/2025	712	704	620
	First Lien		SOFR+7.75% (Floor 1.25%)/M, Current Coupon 13.01%	9/1/2020	9/1/2025	6,077	6,038	5,287
							6,742	5,907

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SCRIP INC.	First Lien	Healthcare products	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.40%	3/21/2019	3/19/2027	16,708	16,613	16,541
	100 shares of common stock		—	3/21/2019	—	—	1,000	751
							17,613	17,292
SHEARWATER RESEARCH, INC.[9]	Revolving Loan[10]	Consumer products & retail	SOFR+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(28)	—
	First Lien		SOFR+6.25% (Floor 1.00%)/Q, Current Coupon 11.44%	4/30/2021	4/30/2026	13,609	13,441	13,608
	1,200,000 Class A Preferred Units		—	4/30/2021	—	—	978	1,973
	40,000 Class A Common Units		—	4/30/2021	—	—	33	66
							14,424	15,647
SIB HOLDINGS, LLC	Revolving Loan[10]	Business services	SOFR+6.25% (Floor 1.00%)/M, Current Coupon 11.68%	10/29/2021	10/29/2026	702	695	660
	First Lien		SOFR+6.25% (Floor 1.00%)/M, Current Coupon 11.68%	10/29/2021	10/29/2026	11,309	11,171	10,631
	238,095.24 Common Units[9,13]		—	10/29/2021	—	—	500	411
							12,366	11,702
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	Specialty chemicals	L+5.75% (Floor 1.00%)	12/13/2021	12/11/2026	—	(27)	—
	First Lien		L+5.75% (Floor 1.00%)/M, Current Coupon 10.90%	12/13/2021	12/11/2026	15,213	14,990	15,213
							14,963	15,213
SPECTRUM OF HOPE, LLC	First Lien	Healthcare services	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.04%	9/6/2022	6/11/2024	22,302	22,030	21,878
	1,024,067 Common units[9,13]		—	2/17/2023	—	—	1,024	1,088
							23,054	22,966
SPOTLIGHT AR, LLC	Revolving Loan[10]	Business services	SOFR+6.75% (Floor 1.00%)	12/8/2021	6/8/2026	—	(26)	—
	First Lien		SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 11.86%	12/8/2021	6/8/2026	7,093	6,995	7,093
	750 Common Units[9,11,13]		—	12/8/2021	—	—	750	972
							7,719	8,065

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SYSTEC CORPORATION (DBA INSPIRE AUTOMATION)	Revolving Loan[10]	Business services	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.89%	8/13/2021	8/13/2025	1,800	1,779	1,800
	First Lien		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.89%	8/13/2021	8/13/2025	9,000	8,896	9,000
	First Lien		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.89%	6/30/2023	7/1/2024	1,000	970	1,000
							11,645	11,800
THE PRODUCTO GROUP, LLC	First Lien	Industrial products	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.22%	12/31/2021	12/31/2026	17,655	17,371	17,656
	1,500,000 Class A units[9,13]		—	12/31/2021	—	—	1,500	11,079
							18,871	28,735
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	Technology products & components	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.40%	9/30/2020	9/30/2025	5,750	5,706	5,750
	Unsecured convertible note[9,13]		12.00% PIK	2/7/2022	3/31/2026	75	75	75
	896.43 Class A units[9,11,13]		—	11/15/2019	—	—	1,205	1,187
							6,986	7,012
US COURTSCRIPT HOLDINGS, INC.	First Lien	Business services	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.15%	5/17/2022	5/17/2027	15,800	15,556	15,800
	1,000,000 Class D-3 LP Units[9,13]		—	5/17/2022	—	—	1,000	1,354
	211,862.61 Class D-4 LP Units[9,13]		—	10/31/2022	—	—	212	278
	211,465.87 Class D-5 LP Units[9,13]		—	1/10/2023	—	—	211	275
							16,979	17,707
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 10.94%	2/25/2020	9/8/2026	11,468	11,346	11,468
VERSICARE MANAGEMENT LLC	Revolving Loan[10]	Healthcare services	SOFR+8.00% (Floor 1.00%)	8/18/2022	8/18/2027	—	(41)	—
	First Lien - Term Loan A		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.15%	8/18/2022	8/18/2027	13,500	13,266	13,500
	Delayed Draw Term Loan[10]		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.15%	8/18/2022	8/18/2027	2,400	2,335	2,400
							15,560	15,900
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock[9,13]	Media & marketing	—	4/3/2019	—	—	1,874	8,791

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
VTX HOLDINGS, INC. (DBA VERTEX ONE)	1,597,707 Series A Preferred units[9,13]	Software & IT services	—	7/23/2019	—	—	1,598	2,495
WALL STREET PREP, INC.	Revolving Loan[10]	Education	SOFR+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(12)	—
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.19%	7/19/2021	7/20/2026	9,446	9,319	9,446
	1,000,000 Class A-1 Preferred Shares		—	7/19/2021	—	—	1,000	1,205
							10,307	10,651
WELL-FOAM, INC.	Revolving Loan[10]	Energy services (upstream)	SOFR+8.00% (Floor 1.00%)	9/9/2021	9/9/2026	—	(59)	—
	First Lien		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.37%	9/9/2021	9/9/2026	14,676	14,471	14,676
							14,412	14,676
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	Business services	SOFR+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(60)	—
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.24%[20]	11/19/2021	11/19/2026	22,733	22,390	22,733
							22,330	22,733
ZENFOLIO INC.	Revolving Loan	Business services	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.06%	7/17/2017	7/17/2025	2,000	1,995	1,954
	First Lien		SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.06%	7/17/2017	7/17/2025	18,887	18,750	18,452
							20,745	20,406
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	Consumer services	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.45%[20]	2/11/2022	3/1/2024	15,800	15,591	15,721
	Delayed Draw Term Loan - B		SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.44%[20]	2/11/2022	3/1/2024	3,960	3,910	3,941
							19,501	19,662

Total Non-control/Non-affiliate Investments (164.4% of net assets at fair value)							$1,025,318	$1,046,398

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Affiliate Investments[6]
AIR CONDITIONING SPECIALIST, INC.	Revolving Loan[10]	Consumer services	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.15%	11/9/2021	11/9/2026	$550	$518	$550
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.15%[20]	11/9/2021	11/9/2026	27,368	26,900	27,368
	766,738.93 Preferred Units[9,13]		—	11/9/2021	—	—	809	2,633
							28,227	30,551
CATBIRD NYC, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(53)	—
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.04%	10/15/2021	10/15/2026	15,400	15,180	15,400
	1,000,000 Class A units[9,11,13]		—	10/15/2021	—	—	1,000	1,658
	500,000 Class B units[9,10,11,13]		—	10/15/2021	—	—	500	714
							16,627	17,772
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan[10]	Healthcare services	SOFR+9.00%, 1.00% PIK (Floor 1.75%)/Q, Current Coupon 15.43%	5/22/2020	5/22/2025	300	288	295
	First Lien		SOFR+9.00%, 1.00% PIK (Floor 1.75%)/Q, Current Coupon 15.43%	5/22/2020	5/22/2025	7,500	7,435	7,377
	Delayed Draw Capex Term Loan[10]		SOFR+9.00%, 1.00% PIK (Floor 1.75%)/Q, Current Coupon 15.43%	5/22/2020	5/22/2025	100	89	98
	1,987,930 Preferred Units[9,13]		—	5/22/2020	—	—	1,098	617
							8,910	8,387

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	Business services	SOFR+4.50% PIK (Floor 2.00%)/Q, Current Coupon 9.70%	12/20/2022	12/31/2026	3,939	3,920	3,916
	First Lien - Term Loan B		SOFR+6.50% PIK (Floor 2.00%)/ Q, Current Coupon 11.70%	12/20/2022	12/31/2026	3,980	3,958	3,956
	250,000 Class A Preferred Units[9,13]		—	12/20/2022	—	—	250	625
	5,435,211.03 Class B Preferred Units[9,13]		—	12/20/2022	—	—	2,218	2,218
	255,984.22 Class C Preferred Units[9,13]		—	12/20/2022	—	—	—	—
	2,500,000 Common units[9,13]		—	12/20/2022	—	—	—	—
							10,346	10,715
GPT INDUSTRIES, LLC	Revolving Loan[10]	Industrial products	SOFR+9.00% (Floor 2.00%)	1/30/2023	1/31/2028	—	(55)	—
	First Lien[19]		SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 14.15%	1/30/2023	1/31/2028	6,112	5,996	6,112
	1,000,000 Class A Preferred Units[9,13]		—	1/30/2023	—	—	1,000	1,209
							6,941	7,321
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	SOFR+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(12)	—
	First Lien		SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.54%	11/1/2019	11/1/2024	10,031	9,976	10,031
	1,000 Class A units		—	11/1/2019	—	—	1,000	—
	360.06 Class A-1 units		—	1/10/2022	—	—	360	—
							11,324	10,031

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ITA HOLDINGS GROUP, LLC	Revolving Loan[10]	Transportation & logistics	SOFR+9.00%, 2.00% PIK (Floor 2.00%)	6/21/2023	6/21/2027	—	(69)	—
	First Lien - Term Loan		SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 15.36%	6/21/2023	6/21/2027	12,892	10,740	12,892
	First Lien - Term B Loan		SOFR+10.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 17.36%	6/21/2023	6/21/2027	12,892	10,740	12,892
	Delayed Draw Term Loan[10]		SOFR+9.00%, 2.00% PIK (Floor 2.00%)	6/21/2023	6/21/2027	—	(29)	—
	Warrants (Expiration - March 29, 2029)[9,13]		—	3/29/2019	—	—	538	3,929
	Warrants (Expiration - June 21, 2033)[9,13]		—	6/21/2023	—	—	3,791	3,791
	9.25% Class A Membership Interest[9,13]		—	2/14/2018	—	—	1,500	2,329
							27,211	35,833
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	Revolving Loan[10]	Environmental services	7.50%	12/31/2021	12/31/2025	—	—	—
	First Lien		7.50%	12/31/2021	12/31/2025	5,130	5,131	4,992
	Second Lien[16]		10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	3,401
	208,333.3333 Series A Preferred units[9,13]		—	12/31/2021	—	—	—	—
	203,124.9999 Common units[9,13]		—	12/31/2021	—	—	—	—
							10,339	8,393
OUTERBOX, LLC	Revolving Loan[10]	Media & marketing	SOFR+6.75% (Floor 1.00%)	6/8/2022	6/8/2027	—	(24)	—
	First Lien		SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 11.90%	6/8/2022	6/8/2027	14,625	14,438	14,625
	6,308.2584 Class A common units[9,13]		—	6/8/2022	—	—	631	773
							15,045	15,398

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.54%	11/9/2018	11/12/2024	300	297	294
	First Lien		SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.54%	11/9/2018	11/12/2024	15,014	14,977	14,714
	3,364 Class A-2 Units		—	3/31/2023	—	—	202	730
	1,100 Class A-1 Units		—	9/26/2022	—	—	66	173
	16,084 Class A Units		—	11/9/2018	—	—	1,517	596
							17,059	16,507
SONOBI, INC.	500,000 Class A Common Units[9,13]	Media & marketing	—	9/17/2020	—	—	500	1,749
STATINMED, LLC	First Lien	Healthcare services	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 14.79%	7/1/2022	7/1/2027	7,560	7,561	7,296
	4,718.62 Class A Preferred Units		—	7/1/2022	—	—	4,838	1,354
	39,097.96 Class B Preferred Units		—	7/1/2022	—	—	1,400	—
							13,799	8,650
STUDENT RESOURCE CENTER LLC	First Lien	Education	8.50% PIK	12/31/2022	12/30/2027	8,889	8,734	8,720
	10,502,487.46 Preferred Units		—	12/31/2022	—	—	5,845	7,031
	2,000,000.00 Preferred Units[9,13]		—	12/31/2022	—	—	—	—
							14,579	15,751

Total Affiliate Investments (29.4% of net assets at fair value)							$180,907	$187,058

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$80,800	$51,862
Total Control Investments (8.2% of net assets at fair value)							$80,800	$51,862

TOTAL INVESTMENTS (202.0% of net assets at fair value)							$1,287,025	$1,285,318

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
3The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR"), London Interbank Offered Rate (“LIBOR” or “L”), or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR, LIBOR or Prime and the current contractual interest rate in effect at June 30, 2023. Certain investments are subject to an interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2023, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26161%.
4The Company's investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not readily available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the valuation committee comprised of certain officers of the Company (the "Valuation Committee") as the valuation designee of the Board of Directors (the "Valuation Designee") pursuant to Rule 2a-5 under the 1940 Act, using significant unobservable Level 3 inputs. Refer to Note 4 - Fair Value Measurements for further discussion.
5Non-Control/Non-Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments that are neither control investments nor affiliate investments. At June 30, 2023, approximately 81.4% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 164.4%.
6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At June 30, 2023, approximately 14.6% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 29.4%.
7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At June 30, 2023, approximately 4.0% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 8.2%.
8The investment is structured as a first lien last out term loan.
9Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2023, approximately 14.8% of the Company's total assets (at fair value) were non-qualifying assets.
10The investment has an unfunded commitment as of June 30, 2023. Refer to Note 10 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of June 30, 2023, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $82.7 million; cumulative gross unrealized depreciation for federal income tax purposes was $68.3 million. Cumulative net unrealized appreciation was $14.4 million, based on a tax cost of $1,275.4 million.
13Investment is held through a wholly-owned taxable subsidiary.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of June 30, 2023, represented 202.0% of the Company's net assets or 96.1% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Investment is on non-accrual status as of June 30, 2023, meaning the Company has ceased to recognize interest income on the investment.

17Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
18Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
19The investment is structured as a first lien first out term loan.
20The rate presented represents a weighted-average rate for borrowings under the facility as of June 30, 2023.
As of June 30, 2023, there were no investments that represented greater than 5% of our total assets.

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
4The Company's investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not readily available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the Board of Directors, using significant unobservable Level 3 inputs. Refer to Note 4 - Fair Value Measurements to our audited consolidated financial statements for further discussion.
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
10The investment has an unfunded commitment as of March 31, 2023. Refer to Note 11 - Commitments and Contingencies to our audited consolidated financial statements for further discussion.
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
A brief description of the portfolio company in which we made an investment that represents greater than 5% of our total assets as of March 31, 2023 is included in Note 15 - Significant Subsidiaries to our audited consolidated financial statements.

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

On April 20, 2021, our wholly owned subsidiary, Capital Southwest SBIC I, LP (“SBIC I”), received a license from the U.S. Small Business Administration (the “SBA”) to operate as a small business investment company ("SBIC") under Section 301(c) of the Small Business Investment Act of 1958, as amended. SBIC I has an investment strategy substantially similar to ours and makes similar types of investments in accordance with SBA regulations. SBIC I and its general partner are consolidated for financial reporting purposes under generally accepted accounting principles in the United States ("U.S. GAAP"), and the portfolio investments held by it are included in the consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP. We meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). Under rules and regulations applicable to investment companies, we are generally precluded from consolidating any entity other than another investment company, subject to certain exceptions. One of the exceptions to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Accordingly, the consolidated financial statements include the Taxable Subsidiary and SBIC I.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of June 30, 2023, the Company has 85.2% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended June 30, 2023, we satisfied all RIC requirements and have 11.0% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Investments Investments are stated at fair value and are determined by the Valuation Committee as the Valuation Designee pursuant to Rule 2a-5 under the 1940 Act, subject to the oversight of our Board of Directors, as described in the Notes to the Consolidated Schedule of Investments and Notes 3 and 4 below. Investments are recorded on a trade date basis.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At June 30, 2023 and March 31, 2023, cash held in money market funds amounted to $7.7 million and $8.9 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At June 30, 2023 and March 31, 2023, cash balances totaling $20.0 million and $20.3 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2023, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 2.5% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost.

To maintain RIC tax treatment, non-cash sources of income, such as accretion of interest income, may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three months ended June 30, 2023 and 2022, approximately 2.9% and 3.8%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of June 30, 2023 and March 31, 2023, we have not written off any accrued and uncollected PIK interest from prior periods. For the three months ended June 30, 2023, we had three investments for which we stopped accruing PIK interest. For the year ended March 31, 2023, we had three investments for which we stopped accruing PIK interest. For the three months ended June 30, 2023 and 2022, approximately 4.1% and 3.0%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

Fee Income Fee income, generally collected in advance, includes fees for administration and valuation services rendered by the Company. These fees are typically charged annually and are amortized into income over the year. The Company recognizes nonrecurring fees, including prepayment penalties, waiver fees and amendment fees, as fee income when earned. In addition, the Company also may be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to CSWC’s senior secured revolving credit facility, its unsecured notes (as discussed further in Note 5) and the debentures guaranteed by the SBA (the "SBA Debentures"). The costs in connection with the credit facility have been capitalized and are amortized into interest expense over the term of the credit facility. The costs in connection with the unsecured notes and the SBA Debentures are a direct deduction from the related debt liability and amortized into interest expense over the term of the January 2026 Notes (as defined below), the October 2026 Notes (as defined below), the August 2028 Notes (as defined below) and the SBA Debentures.

Deferred Offering Costs Deferred offering costs include registration expenses related to our shelf registration statement and expenses related to the launch of the "at-the-market" program through which we can sell, from time to time, shares of our common stock (the "Equity ATM Program"). These expenses consist primarily of SEC registration fees, legal fees and accounting fees incurred related thereto. These expenses are included in other assets on the Consolidated Statements of Assets and Liabilities. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or debt issuance costs, respectively. If there are any deferred offering costs remaining at the expiration of the shelf registration statement, these deferred costs are charged to expense.

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 9 years. The operating lease is included as an operating lease right-of-use ("ROU") asset and operating lease liability in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three months ended June 30, 2023 and 2022.

Deferred Taxes Deferred tax assets and liabilities are recorded for losses or income at the Taxable Subsidiary using statutory tax rates. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. See Note 6 for further discussion.

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

The right to grant restricted stock awards under the 2010 Plan terminated on July 18, 2021, ten years after the date that the 2010 Restricted Stock Award Plan (the “2010 Plan”) was approved by the Company’s shareholders pursuant to its terms. In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the "2021 Employee Plan"), which became effective on July 28, 2021, as part of the compensation package for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. On July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, the Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Plan (the "Non-Employee Director Plan"), which became effective on July 27, 2022, as part of the compensation package for non-employee directors of the Board of Directors. In connection therewith, on May 16, 2022, we received an exemptive order that supersedes the Order (the "Superseding Order") and covers both employees and non-employee directors of the Board of Directors.

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

Recently Issued or Adopted Accounting Standards In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosure.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2023 and March 31, 2023:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2023:
First lien loans[1,2]	$1,075,200	83.7%	169.0%	$1,081,838	84.1%
Second lien loans[2]	34,935	2.7	5.5	44,030	3.4
Subordinated debt[3]	780	0.1	0.1	752	0.1
Preferred equity	67,659	5.2	10.6	45,479	3.5
Common equity & warrants	54,882	4.3	8.6	34,126	2.6
I-45 SLF LLC[4]	51,862	4.0	8.2	80,800	6.3
	$1,285,318	100.0%	202.0%	$1,287,025	100.0%

March 31, 2023:
First lien loans[1,2]	$1,000,984	83.0%	169.5%	$1,018,595	83.5%
Second lien loans[2]	35,820	3.0	6.1	44,038	3.6
Subordinated debt[3]	791	0.1	0.1	763	0.1
Preferred equity	63,393	5.2	10.7	43,634	3.6
Common equity & warrants	54,144	4.5	9.2	32,322	2.6
I-45 SLF LLC[4]	51,256	4.2	8.7	80,800	6.6
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of June 30, 2023 and March 31, 2023, the fair value of the first lien last out loans are $33.5 million and $50.1 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of June 30, 2023 and March 31, 2023, the fair value of the split lien term loans included in first lien loans is $44.2 million and $45.0 million, respectively. As of June 30, 2023 and March 31, 2023, the fair value of the split lien term loans included in second lien loans is $20.5 million and $20.2 million, respectively.
3Included in subordinated debt are unsecured convertible notes with a fair value of $0.4 million as of both June 30, 2023 and March 31, 2023.
4I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2023 and March 31, 2023:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2023:
Business Services	$164,196	12.8%	25.8%	$167,159	13.0%
Media & Marketing	163,882	12.8	25.8	156,900	12.2
Healthcare Services	135,403	10.5	21.3	144,358	11.2
Consumer Products and Retail	98,022	7.6	15.4	98,132	7.6
Consumer Services	97,949	7.6	15.4	95,877	7.5
Healthcare Products	73,118	5.7	11.5	74,062	5.8
Food, Agriculture & Beverage	69,867	5.4	11.0	75,056	5.8
Technology Products & Components	55,133	4.3	8.6	43,031	3.3
Software & IT Services	53,144	4.1	8.4	53,170	4.1
I-45 SLF LLC[1]	51,862	4.0	8.2	80,800	6.3
Transportation & Logistics	50,416	3.9	7.9	41,558	3.2
Financial Services	42,210	3.3	6.6	28,535	2.2
Industrial Products	36,055	2.8	5.7	25,812	2.0
Environmental Services	27,757	2.2	4.3	34,810	2.7
Education	26,402	2.1	4.1	24,886	1.9
Industrial Services	23,393	1.8	3.7	22,881	1.8
Energy Services (Midstream)	22,992	1.8	3.6	23,494	1.8
Aerospace & Defense	21,844	1.7	3.4	21,728	1.7
Telecommunications	16,344	1.3	2.6	16,060	1.3
Distribution	15,270	1.2	2.4	18,702	1.5
Specialty Chemicals	15,213	1.2	2.4	14,963	1.2
Energy Services (Upstream)	14,676	1.1	2.3	14,411	1.1
Containers & Packaging	10,170	0.8	1.6	10,640	0.8
	$1,285,318	100.0%	202.0%	$1,287,025	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2023:
Media & Marketing	$149,357	12.4%	25.3%	$139,750	11.5%
Business Services	146,727	12.2	24.9	147,056	12.1
Healthcare Services	126,971	10.5	21.5	143,455	11.8
Consumer Services	91,913	7.6	15.6	91,142	7.5
Consumer Products and Retail	86,385	7.2	14.6	86,607	7.1
Food, Agriculture & Beverage	68,833	5.7	11.7	73,223	6.0
Healthcare Products	66,355	5.5	11.2	67,555	5.5
Technology Products & Components	59,718	5.0	10.1	43,016	3.5
I-45 SLF LLC[1]	51,256	4.2	8.7	80,800	6.6
Transportation & Logistics	48,494	4.0	8.2	42,049	3.4
Software & IT Services	47,641	3.9	8.1	47,563	3.9
Financial Services	40,420	3.3	6.8	30,950	2.5
Industrial Products	32,518	2.7	5.5	25,827	2.1
Environmental Services	29,753	2.5	5.0	34,869	2.9
Education	26,357	2.2	4.5	25,995	2.1
Industrial Services	25,460	2.1	4.3	24,920	2.0
Energy Services (Midstream)	22,829	1.9	3.9	23,337	1.9
Specialty Chemicals	17,839	1.5	3.0	17,531	1.4
Energy Services (Upstream)	17,730	1.5	3.0	17,402	1.4
Telecommunications	17,386	1.4	2.9	21,796	1.9
Distribution	16,315	1.4	2.8	18,755	1.5
Containers & Packaging	10,131	0.8	1.7	10,656	0.9
Aerospace & Defense	6,000	0.5	1.0	5,898	0.5
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of June 30, 2023 and March 31, 2023:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2023:
Northeast	$300,600	23.4%	47.2%	$283,887	22.0%
Southeast	251,212	19.5	39.5	241,695	18.8
Southwest	227,175	17.7	35.7	227,659	17.7
West	252,718	19.7	39.7	250,093	19.4
Midwest	157,164	12.2	24.7	159,619	12.4
I-45 SLF LLC[1]	51,862	4.0	8.2	80,800	6.3
International	44,587	3.5	7.0	43,272	3.4
	$1,285,318	100.0%	202.0%	$1,287,025	100.0%

March 31, 2023:
Northeast	$269,569	22.3%	45.7%	$255,995	21.0%
Southeast	235,782	19.5	39.9	236,333	19.4
Southwest	234,127	19.4	39.6	231,467	19.0
West	233,079	19.3	39.5	232,109	19.0
Midwest	156,233	13.1	26.4	158,989	13.0
I-45 SLF LLC[1]	51,256	4.2	8.7	80,800	6.6
International	26,342	2.2	4.5	24,459	2.0
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of geographic regions, which are similar to those in which CSWC invests directly.

4.    FAIR VALUE MEASUREMENTS

Investment Valuation Process

Beginning as of the fiscal quarter ended June 30, 2023, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors has designated the Valuation Committee comprised of certain officers of the Company as the Valuation Designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. The valuation process is led by the valuation team and the Valuation Committee in conjunction with the investment team. The process includes a quarterly review of each investment by our valuation team and the Valuation Committee. Valuations of each portfolio security are prepared quarterly by the valuation team using updated financial and other operational information collected from the investment team. In conjunction with the internal valuation process, the Valuation Committee also has engaged multiple independent consulting firms specializing in financial due diligence, valuation, and business advisory services to provide third-party valuation reviews and a range of values for selected investments, which is presented to the Valuation Committee.

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
As of June 30, 2023 and March 31, 2023, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of its investments (excluding investments for which fair value is measured at net asset value ("NAV") in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

To estimate the enterprise value of the portfolio company, CSWC uses a weighted valuation model based on public comparable companies, observable transactions and discounted cash flow analyses. A main input into the valuation model is a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) or revenues. In addition, we consider other factors, including, but not limited to: (1) offers from third parties to purchase the portfolio company; and (2) the implied value of recent investments in the equity securities of the portfolio company. For certain non-performing assets, we may utilize the liquidation or collateral value of the portfolio company's assets in our estimation of its enterprise value.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2023 and March 31, 2023 (in thousands):

		Fair Value Measurements
		at June 30, 2023 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,075,200	$—	$—	$1,075,200
Second lien loans	34,935	—	—	34,935
Subordinated debt	780	—	—	780
Preferred equity	67,659	—	—	67,659
Common equity & warrants	54,882	—	—	54,882
Investments measured at net asset value[1]	51,862	—	—	—
Total Investments	$1,285,318	$—	$—	$1,233,456

		Fair Value Measurements
		at March 31, 2023 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,000,984	$—	$—	$1,000,984
Second lien loans	35,820	—	—	35,820
Subordinated debt	791	—	—	791
Preferred equity	63,393	—	—	63,393
Common equity & warrants	54,144	—	—	54,144
Investments measured at net asset value[1]	51,256	—	—	—
Total Investments	$1,206,388	$—	$—	$1,155,132

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at NAV per share at June 30, 2023 and March 31, 2023, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at June 30, 2023 and March 31, 2023. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	June 30, 2023	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$993,603	Discount Rate	6.3% - 36.5%	13.5%
			Third Party Broker Quote	94.5 - 94.5	94.5
	Market Approach	81,597	Cost	92.3 - 98.1	97.7
			Exit Value	100.0 - 100.0	100.0
Second lien loans	Income Approach	34,935	Discount Rate	13.1% - 44.1%	27.4%
			Third Party Broker Quote	52.5 - 52.5	52.5
Subordinated debt	Market Approach	194	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	586	EBITDA Multiple	6.0x - 7.9x	6.7x
			Discount Rate	17.6% - 25.1%	20.2%
Preferred equity	Enterprise Value Waterfall Approach	66,353	EBITDA Multiple	4.8x - 16.6x	9.7x
			Discount Rate	12.1% - 31.0%	18.1%
	Market Approach	1,306	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	51,778	EBITDA Multiple	5.5x - 18.6x	9.4x
			Discount Rate	10.8% - 30.6%	16.6%
	Market Approach	3,104	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,233,456

		Fair Value at	Significant
	Valuation	March 31, 2023	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$953,918	Discount Rate	6.9% - 26.2%	13.0%
			Third Party Broker Quote	5.1 - 96.5	93.9
	Market Approach	41,923	Cost	94.1 - 98.1	97.9
	Enterprise Value Waterfall Approach	5,143	EBITDA Multiple	9.4x - 9.4x	9.4x
			Discount Rate	27.2% - 27.2%	27.2%
Second lien loans	Income Approach	32,226	Discount Rate	18.3% - 34.3%	25.1%
			Third Party Broker Quote	61.3 - 61.3	61.3
	Enterprise Value Waterfall Approach	3,594	EBITDA Multiple	9.4x - 9.4x	9.4x
			Discount Rate	27.2% - 27.2%	27.2%
Subordinated debt	Market Approach	205	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	586	EBITDA Multiple	6.0x - 7.7x	6.6x
			Discount Rate	20.2% - 25.0%	21.8%
Preferred equity	Enterprise Value Waterfall Approach	59,518	EBITDA Multiple	4.7x - 16.7x	9.8x
			Discount Rate	11.7% - 30.8%	17.1%
	Market Approach	3,875	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	53,064	EBITDA Multiple	5.5x - 18.6x	9.5x
			Discount Rate	11.4% - 36.6%	18.2%
	Market Approach	1,080	Exit Value	100.0 - 100.0	100.0
Total Level 3 Investments		$1,155,132

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three months ended June 30, 2023 and 2022, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the three months ended June 30, 2023 and 2022 (in thousands):

	Fair Value March 31, 2023	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security[2]	Fair Value June 30, 2023	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,000,984	$558	$100,244	$(24,785)	$1,990	$—	$(3,791)	$1,075,200	$446
Second lien loans	35,820	(876)	62	(71)	—	—	—	34,935	(876)
Subordinated debt	791	—	—	(20)	9	—	—	780	—
Preferred equity	63,393	2,422	1,844	—	—	—	—	67,659	2,422
Common equity & warrants	54,144	(2,779)	3,128	—	—	(3,402)	3,791	54,882	(2,965)
Total Investments	$1,155,132	$(675)	$105,278	$(24,876)	$1,999	$(3,402)	$—	$1,233,456	$(973)

	Fair Value March 31, 2022	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value June 30, 2022	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$739,872	$(1,546)	$132,425	$(55,937)	$623	$—	$—	$815,437	$(613)
Second lien loans	52,645	(4,145)	62	(71)	139	—	—	48,630	(4,145)
Subordinated debt	1,317	—	—	—	48	—	—	1,365	—
Preferred equity	44,663	(778)	2,109	—	—	—	—	45,994	(778)
Common equity & warrants	40,514	3,540	1,208	—	—	(1,749)	—	43,513	3,549
Total Investments	$879,011	$(2,929)	$135,804	$(56,008)	$810	$(1,749)	$—	$954,939	$(1,987)

1Includes purchases of new investments, as well as discount accretion on existing investments.
2Represents the allocation of cost basis from first lien debt to warrants.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of June 30, 2023, the Company’s asset coverage was 237%.

The Company had the following borrowings outstanding as of June 30, 2023 and March 31, 2023 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium(1)	Recorded Value
June 30, 2023
SBA Debentures	$125,000	$(3,648)	$121,352
Credit Facility	195,000	—	195,000
January 2026 Notes	140,000	(865)	139,135
October 2026 Notes	150,000	(2,552)	147,448
August 2028 Notes	71,875	(2,548)	69,327
	$681,875	$(9,613)	$672,262

March 31, 2023
SBA Debentures	$120,000	$(3,670)	$116,330
Credit Facility	235,000	—	235,000
January 2026 Notes	140,000	(949)	139,051
October 2026 Notes	150,000	(2,737)	147,263
	$645,000	$(7,356)	$637,644
(1)The unamortized debt issuance costs for the Credit Facility are reflected as Debt issuance costs on the Consolidated Statements of Assets and Liabilities.

Credit Facility

In August 2016, CSWC entered into a senior secured revolving credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of June 30, 2023, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At June 30, 2023, CSWC had $195.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $4.9 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively. The weighted average interest rate on the Credit Facility was 7.36% and 3.16% for the three months ended June 30, 2023 and 2022, respectively. Average borrowings for the three months ended June 30, 2023 and 2022 were $239.7 million and $182.9 million, respectively. As of June 30, 2023 and 2022, CSWC was in compliance with all financial covenants under the Credit Agreement.

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "Existing January 2026 Notes"). The Existing January 2026 Notes were issued at par. In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes (the "Additional January 2026 Notes" together with the Existing January 2026 Notes, the "January 2026 Notes"). The Additional January 2026 Notes were issued at a price of 102.11% of the aggregate principal amount of the Additional January 2026 Notes, resulting in a yield-to-maturity of approximately 4.0% at issuance. The Additional January 2026 Notes are treated as a single series with the Existing January 2026 Notes under the indenture and have the same terms as the Existing January 2026 Notes. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year. The January 2026 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's existing and future secured indebtedness, including borrowings under the Credit Facility and the SBA Debentures.

As of June 30, 2023, the carrying amount of the January 2026 Notes was $139.1 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of June 30, 2023, the fair value of the January 2026 Notes was $118.4 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million for each of the three months ended June 30, 2023 and 2022. For each of the three months ended June 30, 2023 and 2022, average borrowings were $140.0 million.

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

October 2026 Notes

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "Existing October 2026 Notes"). The Existing October 2026 Notes were issued at a price of 99.418% of the aggregate principal amount of the Existing October 2026 Notes, resulting in a yield-to-maturity of 3.5%. In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes (the "Additional October 2026 Notes" together with the Existing October 2026 Notes, the "October 2026 Notes"). The Additional October 2026 Notes were issued at a price of 99.993% of the aggregate principal amount, resulting in a yield-to-maturity of approximately 3.375% at issuance. The Additional October 2026 Notes are treated as a single series with the Existing October 2026 Notes under the indenture and have the same terms as the Existing October 2026 Notes. The October 2026 Notes mature on October 1, 2026 and may be redeemed in whole or in part at any time prior to July 1, 2026, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes bear interest at a rate of 3.375% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The October 2026 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's existing and future secured indebtedness, including borrowings under the Credit Facility and the SBA Debentures.

As of June 30, 2023, the carrying amount of the October 2026 Notes was $147.4 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of June 30, 2023, the fair value of the October 2026 Notes was $127.8 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $1.5 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively. For each of the three months ended June 30, 2023 and 2022, average borrowings were $150.0 million.

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

August 2028 Notes

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). The August 2028 Notes mature on August 1, 2028 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after August 1, 2025. The August 2028 Notes bear interest at a rate of 7.75% per year, payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2023. The August 2028 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's existing and future secured indebtedness, including borrowings under the

Credit Facility and the SBA Debentures. The August 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol "CSWCZ."

As of June 30, 2023, the carrying amount of the August 2028 Notes was $69.3 million on an aggregate principal amount of $71.9 million at a weighted average effective yield of 7.75%. As of June 30, 2023, the fair value of the August 2028 Notes was $72.3 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the August 2028 Notes, including amortization of deferred issuance costs, of $0.3 million for the three months ended June 30, 2023. Since the issuance of the August 2028 Notes on June 14, 2023 through June 30, 2023, average borrowings were $71.9 million.

The indenture governing the August 2028 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC and subject to certain other exceptions, and to provide financial information to the holders of the August 2028 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture and the fifth supplemental indenture relating to the August 2028 Notes.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. As of June 30, 2023, SBIC I had regulatory capital of $65.0 million and leverageable capital of $65.0 million. As of June 30, 2023, SBIC I had a total leverage commitment from the SBA in the amount of $130.0 million, of which $5.0 million remains unused. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations.

As of June 30, 2023, the carrying amount of SBA Debentures was $121.4 million on an aggregate principal amount of $125.0 million. As of June 30, 2023, the fair value of the SBA Debentures was $117.8 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC 820. The Company recognized interest expense and fees related to SBA Debentures of $1.4 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. The weighted average interest rate on the SBA Debentures was 3.94% and 2.50% for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, average borrowings were $123.7 million and $51.6 million, respectively.

As of June 30, 2023, the Company's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	June 30, 2023
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
(2)	(2)	(2)	5,000
			$125,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $5.0 million in SBA Debentures that will pool in September 2023. Until the pooling date, the SBA Debentures bear interest at a fixed rate with a weighted-average interim interest rate of 5.66%.

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

As of June 30, 2023, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the quarter ended June 30, 2023, CSWC declared a quarterly dividend in the amount of $22.9 million, or $0.59 per share ($0.54 per share in regular dividends and $0.05 per share in supplemental dividends). During the quarter ended March 31, 2023, CSWC declared a quarterly dividend in the amount of $20.9 million, or $0.58 per share ($0.53 per share in regular dividends and $0.05 per share in supplemental dividends).

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
Reconciliation of RIC Distributable Income[1]	2023	2022
Net increase in net assets from operations	$23,812	$2,510
Net unrealized depreciation (appreciation) on investments	(12,038)	12,248
(Expense/loss) income/gain recognized for tax on pass-through entities	(4,202)	40
(Gain) loss recognized on dispositions	(1,641)	—
Capital loss carryover[2]	17,932	(1,567)
Net operating income - wholly-owned subsidiary	(1,796)	(1,534)
Dividend income from wholly-owned subsidiary	—	907
Non-deductible tax expense	93	73
Loss on extinguishment of debt	(682)	(682)
Non-deductible compensation	892	822
Compensation related book/tax differences	(5,824)	(5,529)
Interest on non-accrual loans	1,415	1,128
Other book/tax differences	1,610	257
Estimated distributable income before deductions for distributions	$19,571	$8,673

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At June 30, 2023, the Company had long-term capital loss carryforwards of $49.1 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.

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

As of June 30, 2023, the cost of investments held at the RIC for U.S. federal income tax purposes was $1,230.0 million, with such investments having gross unrealized appreciation of $17.5 million and gross unrealized depreciation of $63.6 million, resulting in net unrealized depreciation of $46.1 million. As of June 30, 2023, the cost of investments held at the Taxable Subsidiary for U.S. federal income tax purposes was $45.4 million, with such investments having gross unrealized appreciation of $65.2 million and gross unrealized depreciation of $4.7 million, resulting in net unrealized appreciation of $60.5 million. On a consolidated basis, the total investment portfolio has net unrealized appreciation of $14.4 million for U.S. federal income tax purposes.

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of June 30, 2023 and March 31, 2023, the Taxable Subsidiary had a deferred tax liability of $11.9 million and $12.1 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of June 30, 2023 and March 31, 2023 (amounts in thousands):

	June 30, 2023	March 31, 2023
Deferred tax asset:
Net operating loss carryforwards	$—	$—
Interest	276	219
Total deferred tax asset	276	219
Deferred tax liabilities:
Net unrealized appreciation on investments	(11,433)	(11,413)
Net basis differences in portfolio investments	(698)	(923)
Total deferred tax liabilities	(12,131)	(12,336)
Total net deferred tax (liabilities) assets	$(11,855)	$(12,117)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended June 30, 2023, we recognized a net income tax provision of $0.4 million, principally consisting of a $0.1 million accrual for U.S. federal excise tax and a $0.3 million tax provision relating to the Taxable Subsidiary. For the three months ended June 30, 2022, we recognized a net income tax provision of $0.2 million, principally consisting of a $0.1 million accrual for U.S. federal excise tax and a $0.1 million tax provision relating to the Taxable Subsidiary.

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

Equity ATM Program

On March 4, 2019, the Company established the Equity ATM Program, pursuant to which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50.0 million. On February 4, 2020, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $100.0 million from $50.0 million and (ii) added two additional sales agents to the Equity ATM Program. On May 26, 2021, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $250.0 million from $100.0 million and (ii) reduced the commission paid to the sales agents for the Equity ATM Program to 1.5% from 2.0% of the gross sales price of shares of the Company's common stock sold through the sales agents pursuant to the Equity ATM Program on and after May 26, 2021. On August 2, 2022, the Company increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $650.0 million from $250.0 million.

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended June 30,
	2023	2022
Number of shares sold	2,527,458	2,262,852
Gross proceeds received (in thousands)	$45,572	$46,753
Net proceeds received (in thousands)[1]	$44,888	$46,052
Weighted average price per share	$18.03	$20.66

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses. As of June 30, 2023, no proceeds remained receivable. As of June 30, 2022, $3.5 million in proceeds remained receivable and was included in other receivables in the Consolidated Statement of Assets and Liabilities.

Cumulative to date, the Company has sold 19,140,580 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.39, raising $390.3 million of gross proceeds. Net proceeds were $384.0 million after commissions to the sales agents on shares sold. As of June 30, 2023, the Company has $259.7 million available under the Equity ATM Program.

Share Repurchases

The right to grant restricted stock awards under the 2010 Plan terminated on July 18, 2021, ten years after the date that the 2010 Plan was approved by the Company’s shareholders pursuant to its terms. In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the 2021 Employee Plan, which became effective on July 28, 2021, as part of the compensation package for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. On July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Plan (the "Non-Employee Director Plan"), which became effective on July 27, 2022, as part of the compensation package for non-employee directors of the Board of Directors. In connection therewith, on May 16, 2022, we received an exemptive order that supersedes the Order (the "Superseding Order") and covers both employees and non-employee directors of the Board of Directors. The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Three Months Ended June 30,
	2023	2022
Number of shares repurchased	46,581	29,673
Aggregate cost of shares repurchased (in thousands)	$924,955	$641
Weighted average price per share	$19.86	$21.60

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2023 and 2022, the Company did not repurchase any shares under the share repurchase program.

Treasury Stock

On April 26, 2023, the Board of Directors approved the cancellation of 2,339,512 shares of treasury stock, which increased authorized and unissued shares by the same amount.

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

In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of June 30, 2023, there are 722,267 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of June 30, 2023, there were 107,895 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

During the three months ended June 30, 2023 and 2022, we recognized total share based compensation expense of $1.0 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $0.8 million, respectively, related to the restricted stock issued.

As of June 30, 2023, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $11.6 million, which will be amortized over the weighted-average vesting period of approximately 3.0 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of June 30, 2023:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2023	432,711	$21.61	2.4
Granted	284,407	19.86	—
Vested	(139,386)	20.91	—
Forfeited	(1,791)	23.91	—
Unvested at June 30, 2023	575,941	$20.91	3.1

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of June 30, 2023:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2023	12,105	$20.66	—
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Unvested at June 30, 2023	12,105	$20.66	0.1

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During each of the three months ended June 30, 2023 and 2022, we made matching contributions of approximately $0.1 million.

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

The balances of unfunded debt commitments as of June 30, 2023 and March 31, 2023 were as follows (amounts in thousands):

	June 30,	March 31,
Portfolio Company	2023	2023
Revolving Loans
Acacia BuyerCo V LLC	$2,000	$2,000
Acceleration, LLC	3,830	1,300
Air Conditioning Specialist, Inc.	1,450	1,200
American Teleconferencing Services, Ltd. (DBA Premiere Global Services, Inc.)	—	154
ArborWorks, LLC	894	1,000
ATS Operating, LLC	1,500	2,000
Bond Brand Loyalty ULC	2,000	—
Catbird NYC, LLC	4,000	4,000
Cavalier Buyer, Inc.	2,000	2,000
Central Medical Supply LLC	1,200	1,200
Edge Autonomy Holdings, LLC	4,000	—
Exact Borrower, LLC	2,500	2,500
FM Sylvan, Inc.	10,000	8,000
FS Vector LLC	2,000	—
Gains Intermediate, LLC	2,500	2,500
GPT Industries, LLC	3,000	3,000
GrammaTech, Inc.	2,500	2,500
Gulf Pacific Acquisition, LLC	707	657
HH-Inspire Acquisition, Inc.	505	—
ISI Enterprises, LLC	2,000	2,000
Island Pump and Tank, LLC	1,500	1,000
ITA Holdings Group, LLC	3,525	—
Lash OpCo, LLC	445	138
Lighting Retrofit International, LLC (DBA Envocore)	2,083	2,083
Lightning Intermediate II, LLC	1,852	1,852
LKC Technologies, Inc.	2,000	—
Mako Steel LP	660	943
Microbe Formulas LLC	1,627	1,627
Muenster Milling Company, LLC	7,000	7,000
New Skinny Mixes, LLC	2,250	4,000
NinjaTrader, Inc.	2,500	2,500
NWN Parent Holdings, LLC	1,200	480
Opco Borrower, LLC (DBA Giving Home Health Care)	833	833

	June 30,	March 31,
Portfolio Company	2023	2023
Outerbox, LLC	2,000	2,000
Pipeline Technique Ltd.	2,500	2,833
Roof OpCo, LLC	3,056	3,056
Roseland Management, LLC	1,700	1,425
RTIC Subsidiary Holdings LLC	658	548
Shearwater Research, Inc.	2,446	2,446
SIB Holdings, LLC	187	—
South Coast Terminals LLC	1,935	1,935
Spotlight AR, LLC	2,000	2,000
Systec Corporation (DBA Inspire Automation)	200	400
Versicare Management LLC	2,500	2,500
Wall Street Prep, Inc.	1,000	1,000
Well-Foam, Inc.	4,500	4,500
Winter Services Operations, LLC	4,444	4,444
Total Revolving Loans	105,187	87,554
Delayed Draw Term Loans
AAC New Holdco Inc.	166	199
Acacia BuyerCo V LLC	2,500	2,500
Acceleration, LLC	5,000	5,000
Central Medical Supply LLC	1,400	1,400
Exact Borrower, LLC	—	2,500
Gains Intermediate, LLC	5,000	5,000
Gulf Pacific Acquisition, LLC	1,212	1,212
Infolinks Media Buyco, LLC	900	2,250
ITA Holdings Group, LLC	2,969	—
KMS, LLC	—	2,286
New Skinny Mixes, LLC	3,000	3,000
NinjaTrader, Inc.	—	4,692
Versicare Management LLC	2,600	2,600
Winter Services Operations, LLC	—	4,444
Total Delayed Draw Term Loans	24,747	37,083
Total Unfunded Debt Commitments	$129,934	$124,637

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	June 30, 2023	March 31, 2023

Unfunded Debt Commitments
Expiring during:
2024	$16,353	$31,625
2025	10,912	10,637
2026	9,615	6,712
2027	38,925	38,062
2028	41,290	35,318
2029	12,839	2,283
Total Unfunded Debt Commitments	$129,934	$124,637

The balances of unfunded equity commitments as of June 30, 2023 and March 31, 2023 were as follows (amounts in thousands):

	June 30, 2023	March 31, 2023

Unfunded Equity Commitments
Catbird NYC, LLC	$125	$125
Infolinks Media Buyco, LLC	412	412
Total Unfunded Equity Commitments	$537	$537

As of June 30, 2023, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2023, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.3 million expire in August 2023, $0.4 million expire in February 2024, and $0.2 million expire in April 2024. As of June 30, 2023, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

Total lease expense incurred for each of the three months ended June 30, 2023 and 2022 was $0.1 million. As of both June 30, 2023 and March 31, 2023, the asset related to the operating lease was $1.8 million and the lease liability was $2.7 million and $2.8 million, respectively. As of June 30, 2023, the remaining lease term was 9.3 years and the discount rate was 7.57%.

The following table shows future minimum payments under the Company's operating leases as of June 30, 2023 (in thousands):

Year ending March 31,	Rent Commitment
2024	$306
2025	416
2026	426
2027	436
2028	446
Thereafter	2,132
Total	$4,162

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

During each of the three ended June 30, 2023 and 2022, we did not receive any management fees from our portfolio companies. As of June 30, 2023 and March 31, 2023, we had dividends receivable from I-45 SLF LLC of $2.1 million and $1.9 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities. Additionally, we recognized administrative fee income from I-45 SLF LLC of $24.5 thousand for the three months ended June 30, 2023, which was included in fee income on the Consolidated Statement of Operations.

12.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2023 and 2022 (share amounts presented in thousands).

	Three Months Ended
	June 30,
Per Share Data:	2023	2022
Investment income[1]	$1.07	$0.89
Operating expenses[1]	(0.40)	(0.39)
Income taxes[1]	(0.02)	(0.01)
Net investment income[1]	0.65	0.49
Net realized (loss) gain, net of tax[1]	(0.34)	0.09
Net unrealized appreciation (depreciation) on investments, net of tax[1]	0.32	(0.48)
Total increase from investment operations	0.63	0.10
Accretive effect of share issuances and repurchases	0.09	0.29
Dividends to shareholders	(0.59)	(0.63)
Issuance of restricted stock[1,2]	(0.13)	(0.13)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.05)	(0.01)
Share based compensation expense	0.02	0.03
Other[3]	0.04	0.03
Increase (decrease) in net asset value	0.01	(0.32)
Net asset value
Beginning of period	16.37	16.86
End of period	$16.38	$16.54

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	9.88%	9.12%
Ratio of net investment income to average net assets[4]	15.80%	11.48%
Portfolio turnover	2.26%	6.15%
Total investment return[5]	14.23%	(19.72)%
Total return based on change in NAV[6]	3.67%	1.84%

Per share market value at the end of the period	$19.72	$18.42
Weighted-average basic and diluted shares outstanding	37,598	25,514
Common shares outstanding at end of period	38,840	27,391

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
4The ratios reflect an annualized amount.
5Total investment return based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by CSWC’s dividend reinvestment plan during the period. As such, the total investment return is not annualized. The return does not reflect any sales load that may be paid by an investor.
6Total return based on change in NAV was calculated using the sum of ending NAV plus dividends to shareholders and other non-operating changes during the period, as divided by the beginning NAV, and has not been annualized.

13.    SUBSEQUENT EVENTS

On August 2, 2023, the Company entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement, which (1) increased commitments under the Credit Facility from $400 million to $435 million; (2) added an uncommitted accordion feature that could increase the maximum commitments up to $750 million; (3) extended the end of the Credit Facility's revolving period from August 9, 2025 to August 2, 2027 and extended the final maturity from August 9, 2026 to August 2, 2028; and (4) amended several financial covenants.

On August 3, 2023, the Board of Directors declared a total dividend of $0.62 per share, comprised of a regular dividend of $0.56 and a supplemental dividend of $0.06, for the quarter ending September 30, 2023. The record date for the dividend is September 15, 2023. The payment date for the dividend is September 29, 2023.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	June 30, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2023
Control Investments
I-45 SLF LLC	80% LLC equity interest	$—	$2,144	$51,256	$—	$—	$—	$606	$51,862
Total Control Investments		$—	$2,144	$51,256	$—	$—	$—	$606	$51,862

Affiliate Investments
Air Conditioning Specialists, Inc.	Revolving Loan	$550	$26	$800	$2	$(250)	$—	$(2)	$550
	First Lien	27,368	878	27,438	28	(69)	—	(29)	27,368
	766,738.93 Preferred Units	—	—	1,202	—	—	—	1,431	2,633
Catbird NYC, LLC	Revolving Loan	—	9	—	4	—	—	(4)	—
	First Lien	15,400	484	15,500	15	(100)	—	(15)	15,400
	1,000,000 Class A Units	—	—	1,658	—	—	—	—	1,658
	500,000 Class B Units	—	—	714	—	—	—	—	714
Central Medical Supply LLC	Revolving Loan	300	14	296	1	—	—	(2)	295
	First Lien	7,500	283	7,402	8	—	—	(33)	7,377
	Delayed Draw Term Loan	100	7	99	1	—	—	(2)	98
	1,987,930 Preferred Units	—	—	357	121	—	—	139	617
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	60	3,215	—	(3,402)	1,902	(1,715)	—
Delphi Intermediate Healthco LLC	First Lien	—	—	—	—	—	(1,649)	1,649	—
	First Lien	—	—	—	—	—	(1,829)	1,829	—
	Protective Advance	—	—	—	—	—	(1,448)	1,448	—
	1,681.04 Common Units	—	—	—	—	—	(3,615)	3,615	—

Portfolio Company	Type of Investment (1)	June 30, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2023
Dynamic Communities, LLC	First Lien - Term Loan A	3,939	94	3,823	94	—	—	(1)	3,916
	First Lien - Term Loan B	3,980	113	3,843	113	—	—	—	3,956
	250,000 Class A Preferred units	—	—	625	—	—	—	—	625
	5,435,211.03 Class B Preferred units	—	—	2,218	—	—	—	—	2,218
	255,984.22 Class C Preferred units	—	—	—	—	—	—	—	—
	2,500,000 Common units	—	—	—	—	—	—	—	—
GPT Industries, LLC	Revolving Loan	—	7	—	3	—	—	(3)	—
	First lien	6,112	223	6,030	5	(38)	—	115	6,112
	1,000,000 Class A Preferred Units	—	—	1,000	—	—	—	209	1,209
GrammaTech, Inc.	Revolving Loan	—	2	—	2	—	—	(2)	—
	First Lien	10,031	378	10,031	10	—	—	(10)	10,031
	1,000 Class A units	—	—	—	—	—	—	—	—
	360.06 Class A-1 units	—	—	372	—	—	—	(372)	—
ITA Holdings Group, LLC	Revolving Loan	—	255	7,014	(39)	(7,005)	—	30	—
	First Lien - Term Loan	—	282	10,114	6	(10,145)	—	25	—
	First Lien - Term Loan B	—	189	5,068	17	(5,073)	—	(12)	—
	First Lien - PIK Note A	—	88	3,255	168	(3,427)	—	4	—
	First Lien - PIK Note B	—	3	128	6	(134)	—	—	—
	First Lien - Term Loan	12,892	56	—	10,740	—	—	2,152	12,892
	First Lien - Term Loan B	12,892	63	—	10,740	—	—	2,152	12,892
	Delayed Draw Term Loan	—	1	—	(29)	—	—	29	—
	Warrants	—	—	4,046	—	—	—	(117)	3,929
	Warrants	—	—	—	3,791	—	—	—	3,791
	9.25% Class A membership interest	—	—	4,348	—	—	—	(2,019)	2,329

Portfolio Company	Type of Investment (1)	June 30, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2023
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	—	3	—	—	—	—	—	—
	First Lien	5,130	97	5,143	—	(13)	—	(138)	4,992
	Second Lien	5,208	—	3,594	—	—	—	(193)	3,401
	208,333.3333 Series A Preferred units	—	—	—	—	—	—	—	—
	203,124.9999 Common units	—	—	—	—	—	—	—	—
Outerbox, LLC	Revolving Loan	—	3	—	1	—	—	(1)	—
	First Lien	14,625	450	14,552	10	—	—	63	14,625
	6,308.2584 Class A common units	—	—	773	—	—	—	—	773
Roseland Management, LLC	Revolving Loan	300	24	555	7	(275)	—	7	294
	First Lien	15,014	417	14,524	6	(36)	—	220	14,714
	3,364 Class A-2 Units	—	—	694	—	—	—	36	730
	1,100 Class A-1 units	—	—	161	—	—	—	12	173
	16,084 Class A units	—	—	422	—	—	—	174	596
Sonobi, Inc.	500,000 Class A Common units	—	—	1,749	—	—	—	—	1,749
STATinMED, LLC	First Lien	7,560	276	7,288	273	—	—	(265)	7,296
	Delayed Draw Term Loan	—	1	122	2	(124)	1	(1)	—
	4,718.62 Class A Preferred Units	—	—	3,767	—	—	—	(2,413)	1,354
	39,097.96 Class B Preferred Units	—	—	—	—	—	—	—	—
Student Resource Center LLC	First Lien	8,889	195	8,720	7	—	—	(7)	8,720
	10,502,487.46 Preferred units	—	—	5,845	—	—	—	1,186	7,031
	2,000,000 Preferred units	—	—	—	—	—	—	—	—
Total Affiliate Investments		$157,790	$4,981	$188,505	$26,113	$(30,091)	(6,638)	$9,169	$187,058
Total Control & Affiliate Investments		$157,790	$7,125	$239,761	$26,113	$(30,091)	$(6,638)	$9,775	$238,920

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

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” and other similar expressions identify forward-looking statements. These risks include risks related to changes in the markets in which the Company invests; changes in the financial and lending markets; interest rate volatility, including the decommissioning of LIBOR and rising interest rates; the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy; the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest; regulatory changes; changes in tax treatment; an economic downturn and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us; and our ability to operate our wholly owned subsidiary, Capital Southwest SBIC I, LP, as a small business investment company. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and in this Quarterly Report on Form 10-Q. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the three months ended June 30, 2023 and 2022, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.90% and 2.07%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2023 and March 31, 2023, our investment portfolio at fair value represented approximately 96.1% and 95.9% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — Fair Value Measurements in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Beginning as of the fiscal quarter ended June 30, 2023, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee comprised of certain officers of the Company (the "Valuation Committee") as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. As of March 31, 2023, our Board of Directors was responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Our Valuation Committee and the Board of Directors believe that our investment portfolio as of June 30, 2023 and March 31, 2023 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2023, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 2.5% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost.

Recently Issued Accounting Standards

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

INVESTMENT PORTFOLIO COMPOSITION

The total value of our investment portfolio was $1,285.3 million as of June 30, 2023, as compared to $1,206.4 million as of March 31, 2023. As of June 30, 2023, we had investments in 90 portfolio companies with an aggregate cost of $1,287.0 million. As of March 31, 2023, we had investments in 86 portfolio companies with an aggregate cost of $1,220.2 million.

As of June 30, 2023 and March 31, 2023, approximately $1,079.6 million, or 97.2%, and $1,002.9 million, or 96.7%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% were subject to contractual minimum interest rates. As of June 30, 2023 and March 31, 2023, the weighted average contractual minimum interest rate is 1.24% and 1.15%, respectively. As of June 30, 2023 and March 31, 2023, approximately $31.3 million, or 2.8%, and $34.7 million, or 3.3%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in portfolio companies as of June 30, 2023 and March 31, 2023 (excluding our investment in I-45 SLF LLC):

	June 30, 2023	March 31, 2023
	(dollars in thousands)
Number of portfolio companies (a)	89	85
Fair value	$1,233,456	$1,155,132
Cost	$1,206,225	$1,139,352
% of portfolio at fair value - debt	90.1%	89.8%
% of portfolio at fair value - equity	9.9%	10.2%
% of investments at fair value secured by first lien	87.2%	86.7%
Weighted average annual effective yield on debt investments (b)	12.9%	12.8%
Weighted average annual effective yield on total investments (c)	12.6%	12.1%
Weighted average EBITDA (d)	$20,172	$21,049
Weighted average leverage through CSWC security (e)	3.8x	4.0x

(a)At June 30, 2023 and March 31, 2023, we had equity ownership in approximately 64.0% and 62.4%, respectively, of our investments.
(b)The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of June 30, 2023 and March 31, 2023, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of June 30, 2023, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 2.5% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)The weighted average annual effective yields on total investments were calculated by dividing total investment income, exclusive of non-recurring fees, by average total investments at fair value.
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the three months ended June 30, 2023, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2023, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the three months ended June 30, 2023, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2023, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of June 30, 2023 and March 31, 2023:

	As of June 30, 2023
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$155,785	14.0%
2	912,264	82.1
3	42,866	3.9
4	—	—
Total	$1,110,915	100.0%

	As of March 31, 2023
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$153,118	14.8%
2	839,456	80.9
3	44,726	4.3
4	295	0.0
Total	$1,037,595	100.0%

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

As of June 30, 2023, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 2.5% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost.

Investment Activity

During the three months ended June 30, 2023, we made new debt investments totaling $81.2 million, follow-on debt investments totaling $13.3 million, and equity investments totaling $5.0 million. We received contractual principal repayments totaling approximately $18.2 million. We funded $4.6 million on revolving loans and received $6.7 million in repayments on revolving loans. In addition, we received proceeds from sales of equity investments totaling $3.4 million.

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

Total portfolio investment activity for the three ended June 30, 2023 and 2022 was as follows (dollars in thousands):

Three months ended June 30, 2023	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$1,000,984	$35,820	$791	$117,537	$51,256	$1,206,388
New investments	99,134	—	—	4,972	—	104,106
Proceeds from sales of investments	—	—	—	(3,402)	—	(3,402)
Principal repayments received	(24,785)	(71)	(20)	—	—	(24,876)
Conversion/exchange of security[1]	(3,791)	—	—	3,791	—	—
PIK interest earned	1,990	—	9	—	—	1,999
Accretion of loan discounts	1,110	62	—	—	—	1,172
Realized (loss) gain	(10,414)	—	—	(1,713)	—	(12,127)
Unrealized gain (loss)	10,972	(876)	—	1,356	606	12,058
Fair value, end of period	$1,075,200	$34,935	$780	$122,541	$51,862	$1,285,318
1Represents the allocation of cost basis from first lien debt to warrants.

Three months ended June 30, 2022	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$739,872	$52,645	$1,317	$85,177	$57,603	$936,614
New investments	131,639	—	—	3,317	—	134,956
Proceeds from sales of investments	—	—	—	(1,749)	—	(1,749)
Principal repayments received	(55,937)	(71)	—	—	—	(56,008)
PIK interest earned	623	139	48	—	—	810
Accretion of loan discounts	786	62	—	—	—	848
Realized gain	1,087	—	—	1,249	—	2,336
Unrealized gain (loss)	(2,633)	(4,145)	—	1,513	(5,902)	(11,167)
Fair value, end of period	$815,437	$48,630	$1,365	$89,507	$51,701	$1,006,640

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

Comparison of three months ended June 30, 2023 and June 30, 2022

	Three Months Ended
	June 30,		Net Change
	2023	2022	Amount	%
	(in thousands)
Total investment income	$40,361	$22,543	$17,818	79.0%
Interest expense	(9,681)	(5,484)	(4,197)	76.5%
Other operating expenses	(5,677)	(4,429)	(1,248)	28.2%
Income before taxes	25,003	12,630	12,373	98.0%
Income tax expense	447	192	255	132.8%
Net investment income	24,556	12,438	12,118	97.4%
Net realized (loss) gain on investments, net of tax	(12,782)	2,320	(15,102)	(650.9)%
Net unrealized (depreciation) appreciation on investments, net of tax	12,038	(12,248)	24,286	198.3%
Net increase (decrease) in net assets from operations	$23,812	$2,510	$21,302	848.7%

Investment Income

Total investment income consisted of interest income, dividend income, fee income and other income for each applicable period. For the three months ended June 30, 2023, we reported investment income of $40.4 million, a $17.8 million, or 79.0%, increase as compared to the three months ended June 30, 2022. The increase was primarily due to an $17.5 million increase in interest income generated from our debt investments due to a 27.9% increase in the cost basis of debt investments held by us from $880.6 million to $1,126.6 million year-over-year, an increase in weighted average yield on investments and an increase of $0.5 million in dividend income, partially offset by a decrease in fee income of $0.3 million due to more non-recurring fees received on the portfolio in the prior quarter.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended June 30, 2023, our total interest expense was $9.7 million, an increase of $4.2 million, as compared to the total interest expense of $5.5 million for the three months ended June 30, 2022. The increase was primarily attributable to an increase in average borrowings outstanding and an increase in the weighted average interest rate on our total debt from 3.51% to 5.23% for the three months ended June 30, 2022 and June 30, 2023, respectively. This increase in the weighted average interest rate was primarily due to an increase to the base rate on our Credit Facility (as defined below).

Salaries, General and Administrative Expenses

For the three months ended June 30, 2023, our total employee compensation expense (including both cash and share-based compensation) increased by $1.1 million, or 47.0%, as compared to the total employee compensation expense for the three months ended June 30, 2022. The increase was primarily due to an increase in accrued bonus compensation based on the Company's projected performance compared to its plan. For the three months ended June 30, 2023, our total general and administrative expense was $2.2 million, an increase of $0.1 million or 6.7%, as compared to the total general and administrative expense of $2.1 million for the three months ended June 30, 2022.

Net Investment Income

For the three months ended June 30, 2023, income before taxes increased by $12.4 million, or 98.0%. Net investment income increased from the prior year period by $12.1 million, or 97.4%, to $24.6 million as a result of a $17.8 million increase in total investment income, partially offset by a $4.2 million increase in interest expense and a $0.3 million increase in income tax expense.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $12.8 million for the three months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(6,028)	$223	$(4,943)	$—	$(10,748)
Equity	1,902	—	(3,615)	(321)	(2,034)
Total net realized gain (loss)	$(4,126)	$223	$(8,558)	$(321)	$(12,782)
(1)Included in other is a $0.3 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized gain on investments of $2.3 million for the three months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$1,064	$38	$—	$219	$1,321
Equity	1,243	—	—	(244)	999
Total net realized gain (loss)	$2,307	$38	$—	$(25)	$2,320
(1)Included in other is a $0.2 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized (depreciation) appreciation on investments of $12.0 million for the three months ended June 30, 2023 (amounts in thousands):

	Three Months Ended June 30, 2023
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains) losses recognized during the current period	$10,527	$1,900	$—	$12,427
Net unrealized (depreciation) appreciation relating to portfolio investments	(431)	(564)[1]	606	(389)
Total net unrealized (depreciation) appreciation on investments	$10,096	$1,336	$606	$12,038
1Includes a deferred tax provision of $20.0 thousand associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized appreciation (depreciation) on investments of $12.2 million for the three months ended June 30, 2022 (amounts in thousands):

	Three Months Ended June 30, 2022
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$(2,021)	$(1,257)	$—	$(3,278)
Net unrealized (depreciation) appreciation relating to portfolio investments	(4,758)	1,689[1]	(5,901)	(8,970)
Total net unrealized appreciation (depreciation) on investments	$(6,779)	$432	$(5,901)	$(12,248)
1 Includes a deferred tax provision of $1.1 million associated with the Taxable Subsidiary.

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

Cash Flows

For the three months ended June 30, 2023, we experienced a net decrease in cash and cash equivalents in the amount of $0.3 million. During the foregoing period, our operating activities used $55.6 million in cash, consisting primarily of new portfolio investments of $104.1 million, partially offset by $24.7 million from sales and repayments received from debt investments in portfolio companies and $3.4 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities provided cash of $55.3 million, consisting primarily of net proceeds from the issuance of the August 2028 Notes (as defined below) of $69.7 million, net proceeds from the Equity ATM Program of $44.9 million and net proceeds from the issuance of SBA Debentures of $4.9 million, partially offset by net repayments on our Credit Facility of $40.0 million and cash dividends paid in the amount of $22.9 million. At June 30, 2023, the Company had cash and cash equivalents of approximately $21.3 million.

For the three months ended June 30, 2022, we experienced a net increase in cash and cash equivalents in the amount of $7.3 million. During that period, our operating activities used $69.8 million in cash, consisting primarily of new portfolio investments of $135.0 million, partially offset by $54.9 million from sales and repayments received from debt investments in portfolio companies and $1.7 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities provided cash of $77.3 million, consisting primarily of net proceeds from the Equity ATM Program of $46.1 million, net proceeds from the issuance of SBA Debentures of $39.0 million and net borrowings on our Credit Facility of $10.0 million, partially offset by cash dividends paid in the amount of $16.6 million. At June 30, 2022, the Company had cash and cash equivalents of approximately $18.8 million.

Financing Transactions

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of June 30, 2023, the Company’s asset coverage was 237%.

Credit Facility

In August 2016, CSWC entered into a senior secured revolving credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of June 30, 2023, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held in SBIC I.

At June 30, 2023, CSWC had $195.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $4.9 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively. The weighted average interest rate on the Credit Facility was 7.36% and 3.16% for the three months ended June 30, 2023 and 2022, respectively. Average borrowings for the three months ended June 30, 2023 and 2022 were $239.7 million and $182.9 million, respectively. As of June 30, 2023 and 2022, CSWC was in compliance with all financial covenants under the Credit Agreement.

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "Existing January 2026 Notes"). The Existing January 2026 Notes were issued at par. In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes (the "Additional January 2026 Notes" together with the Existing January 2026 Notes, the "January 2026 Notes"). The Additional January 2026 Notes were issued at a price of 102.11% of the aggregate principal amount of the Additional January 2026 Notes, resulting in a yield-to-maturity of approximately 4.0% at issuance. The Additional January 2026 Notes are treated as a single series with the Existing January 2026 Notes under the indenture and have the same terms as the Existing January 2026 Notes. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year. The January 2026 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's existing and future secured indebtedness, including borrowings under the Credit Facility and the SBA Debentures.

As of June 30, 2023, the carrying amount of the January 2026 Notes was $139.1 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of June 30, 2023, the fair value of the January

2026 Notes was $118.4 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million for each of the three months ended June 30, 2023 and 2022. For each of the three months ended June 30, 2023 and 2022, average borrowings were $140.0 million.

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

October 2026 Notes

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "Existing October 2026 Notes"). The Existing October 2026 Notes were issued at a price of 99.418% of the aggregate principal amount of the Existing October 2026 Notes, resulting in a yield-to-maturity of 3.5%. In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes (the "Additional October 2026 Notes" together with the Existing October 2026 Notes, the "October 2026 Notes"). The Additional October 2026 Notes were issued at a price of 99.993% of the aggregate principal amount, resulting in a yield-to-maturity of approximately 3.375% at issuance. The Additional October 2026 Notes are treated as a single series with the Existing October 2026 Notes under the indenture and have the same terms as the Existing October 2026 Notes. The October 2026 Notes mature on October 1, 2026 and may be redeemed in whole or in part at any time prior to July 1, 2026, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes bear interest at a rate of 3.375% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The October 2026 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's existing and future secured indebtedness, including borrowings under the Credit Facility and the SBA Debentures.

As of June 30, 2023, the carrying amount of the October 2026 Notes was $147.4 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of June 30, 2023, the fair value of the October 2026 Notes was $127.8 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $1.5 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively. For each of the three months ended June 30, 2023 and 2022, average borrowings were $150.0 million.

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

August 2028 Notes

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). The August 2028 Notes mature on August 1, 2028 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after August 1, 2025. The August 2028 Notes bear interest at a rate of 7.75% per year, payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2023. The August 2028 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's existing and future secured indebtedness, including borrowings under Credit Facility and the SBA Debentures. The August 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol "CSWCZ."

As of June 30, 2023, the carrying amount of the August 2028 Notes was $69.3 million on an aggregate principal amount of $71.9 million at a weighted average effective yield of 7.75%. As of June 30, 2023, the fair value of the August 2028 Notes was $72.3 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the August 2028 Notes, including amortization of deferred issuance costs, of $0.3 million for the three months ended June 30, 2023. Since the issuance of the August 2028 Notes on June 14, 2023 through June 30, 2023, average borrowings were $71.9 million.

The indenture governing the August 2028 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC and subject to certain other exceptions, and to provide financial information to the holders of the August 2028 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture and the fifth supplemental indenture relating to the August 2028 Notes.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. As of June 30, 2023, SBIC I had regulatory capital of $65.0 million and leverageable capital of $65.0 million. As of June 30, 2023, SBIC I had a total leverage commitment from the SBA in the amount of $130.0 million, of which $5.0 million remains unused. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations.

As of June 30, 2023, the carrying amount of SBA Debentures was $121.4 million on an aggregate principal amount of $125.0 million. As of June 30, 2023, the fair value of the SBA Debentures was $117.8 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC 820. The Company recognized interest expense and fees related to SBA Debentures of $1.4 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. The weighted average interest rate on the SBA Debentures was 3.94% and 2.50% for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, average borrowings were $123.7 million and $51.6 million, respectively.

As of June 30, 2023, the Company's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	June 30, 2023
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
(2)	(2)	(2)	5,000
			$125,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $5.0 million in SBA Debentures that will pool in September 2023. Until the pooling date, the SBA Debentures bear interest at a fixed rate with a weighted-average interim interest rate of 5.66%.

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

On March 4, 2019, the Company established an at-the-market offering (the "Equity ATM Program") pursuant to which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50.0 million. On February 4, 2020, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $100.0 million from $50.0 million and (ii) added two additional sales agents to the Equity ATM Program. On May 26, 2021, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $250.0 million from $100.0 million and (ii) reduced the commission paid to the sales agents for the Equity ATM Program to 1.5% from 2.0% of the gross sales price of shares of the Company's common stock sold through the sales agents pursuant to the Equity ATM Program on and after May 26, 2021. On August 2, 2022, the Company increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $650.0 million from $250.0 million.

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended June 30,
	2023	2022
Number of shares sold	2,527,458	2,262,852
Gross proceeds received (in thousands)	$45,572	$46,753
Net proceeds received (in thousands)[1]	$44,888	$46,052
Weighted average price per share	$18.03	$20.66

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses. As of June 30, 2023, no proceeds remained receivable. As of June 30, 2022, $3.5 million in proceeds remained receivable and was included in other receivables in the Consolidated Statement of Assets and Liabilities.

Cumulative to date, the Company has sold 19,140,580 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.39, raising $390.3 million of gross proceeds. Net proceeds were $384.0 million after commissions to the sales agents on shares sold. As of June 30, 2023, the Company has $259.7 million available under the Equity ATM Program.

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2023 and 2022, the Company did not repurchase any shares under the share repurchase program.

On April 26, 2023, the Board of Directors approved the cancellation of 2,339,512 shares of treasury stock, which increased authorized and unissued shares by the same amount.

Contractual Obligations

As shown below, we had the following contractual obligations as of June 30, 2023. For information on our unfunded investment commitments, see Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$4,162	$409	$848	$887	$2,018
Credit Facility (1)	240,275	14,600	29,120	196,555	—
January 2026 Notes (2)	158,900	6,300	152,600	—	—
October 2026 Notes (2)	167,718	5,062	10,125	152,531	—
August 2028 Notes (2)	100,454	4,905	11,141	11,141	73,267
	$671,509	$31,276	$203,834	$361,114	$75,285

(1)Amounts include interest payments calculated at an average rate of 7.36% of outstanding Credit Facility borrowings, which were $195.0 million as of June 30, 2023.
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

At June 30, 2023 and March 31, 2023, we had a total of approximately $130.5 million and $125.2 million, respectively, in currently unfunded commitments (as discussed in Note 10 - Commitments and Contingencies to the Consolidated Financial Statements). As of June 30, 2023, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2023, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.3 million expire in August 2023, $0.4 million expire in February 2024 and $0.2 million expire in April 2024. As of June 30, 2023, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of June 30, 2023, the Company had cash and cash equivalents of $21.3 million and $204.4 million in available borrowings under the Credit Facility.

RECENT DEVELOPMENTS

On August 2, 2023, the Company entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement, which (1) increased commitments under the Credit Facility from $400 million to $435 million; (2) added an uncommitted accordion feature that could increase the maximum commitments up to $750 million; (3) extended the end of the Credit Facility's revolving period from August 9, 2025 to August 2, 2027 and extended the final maturity from August 9, 2026 to August 2, 2028; and (4) amended several financial covenants.

On August 3, 2023, the Board of Directors declared a total dividend of $0.62 per share, comprised of a regular dividend of $0.56 and a supplemental dividend of $0.06, for the quarter ending September 30, 2023. The record date for the dividend is September 15, 2023. The payment date for the dividend is September 29, 2023.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent our debt investments include floating interest rates. As of June 30, 2023, a large portion of our portfolio is comprised of floating rate investments that utilize SOFR and, to a lesser extent, LIBOR or an alternative rate.

Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely lead to a decrease in interest rates. Alternatively, a prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Item 1A. Risk Factors "The alternate reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions" for more information.

Our interest expenses also will be affected by changes in the published SOFR rate in connection with our Credit Facility. The interest rates on the October 2026 Notes, the January 2026 Notes, the August 2028 Notes and SBA Debentures are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2023, we were not a party to any hedging arrangements.

As of June 30, 2023, approximately 97.2% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Our Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments and borrowings as of June 30, 2023.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(200 bps)	$(19,108)	$(0.49)
(150 bps)	(14,331)	(0.37)
(100 bps)	(9,554)	(0.25)
(50 bps)	(4,777)	(0.12)
50 bps	4,777	0.12

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of June 30, 2023.

During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Investing in our common stock involves a number of significant risks. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 that we filed with the SEC on May 23, 2023, other than the risk factor listed below:

The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.

The London Interbank Offered Rate (“LIBOR”) is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.

In the United States, the Secured Overnight Financing Rate (“SOFR”) is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.

Substantially all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate (“CME Term SOFR”). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2023, the Company did not repurchase any shares under the share repurchase program.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a)     None.

(b)    None.

(c)    For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale and disposition of the Company's securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

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
4.7
Fifth Supplemental Indenture dated as of June 14, 2023, relating to the 7.75% Notes due 2028, by and between the Company and U.S. Bank Trust Company National Association (as successor in interest for U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 14, 2023).

4.8	Form of Global Note with respect to the 7.75% Notes due 2028 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 14, 2023).
10.1
Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 2, 2023, among Capital Southwest Corporation, as Borrower, the lenders party hereto, ING Capital LLC, as Administrative Agent, Arranger and Bookrunner and Texas Capital Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2023).

31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1*^	Certification of President and Chief Executive Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CAPITAL SOUTHWEST CORPORATION

August 8, 2023	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

August 8, 2023	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer