Form 10-Q
period 2023-09-30
CAPITAL SOUTHWEST CORP
filed 2023-10-31
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

39,951,118 shares of Common Stock, $0.25 value per share, as of October 27, 2023.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	September 30,	March 31,
	2023	2023

Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,117,439 and $947,829, respectively)	$1,132,316	$966,627
Affiliate investments (Cost: $162,716 and $191,523, respectively)	167,828	188,505
Control investments (Cost: $80,800 and $80,800, respectively)	53,422	51,256
Total investments (Cost: $1,360,955 and $1,220,152, respectively)	1,353,566	1,206,388
Cash and cash equivalents	23,020	21,585
Receivables:
Dividends and interest	24,182	18,430
Escrow	8	363
Other	735	647
Income tax receivable	336	368
Debt issuance costs (net of accumulated amortization of $6,707 and $5,642, respectively)	9,631	3,717
Other assets	5,435	6,186
Total assets	$1,416,913	$1,257,684

Liabilities
SBA Debentures (Par value: $130,000 and $120,000, respectively)	$126,376	$116,330
January 2026 Notes (Par value: $140,000 and $140,000, respectively)	139,220	139,051
October 2026 Notes (Par value: $150,000 and $150,000, respectively)	147,633	147,263
August 2028 Notes (Par value: $71,875 and $0, respectively)	69,438	—
Credit facility	250,000	235,000
Other liabilities	15,062	16,761
Accrued restoration plan liability	589	598
Income tax payable	463	156
Deferred tax liability	10,358	12,117
Total liabilities	759,139	667,276

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 40,000,000 shares; issued, 39,951,118 shares at September 30, 2023 and 38,415,937 shares at March 31, 2023	9,988	9,604
Additional paid-in capital	690,880	646,586
Total distributable (loss) earnings	(43,094)	(41,845)
Treasury stock - at cost, no shares at September 30, 2023 and 2,339,512 shares at March 31, 2023	—	(23,937)
Total net assets	657,774	590,408
Total liabilities and net assets	$1,416,913	$1,257,684
Net asset value per share (39,951,118 shares outstanding at September 30, 2023 and 36,076,425 shares outstanding at March 31, 2023)	$16.46	$16.37
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Investment income:
Interest income:
Non-control/Non-affiliate investments	$33,657	$19,632	$64,297	$35,380
Affiliate investments	4,298	2,487	8,477	4,999
Payment-in-kind interest income:
Non-control/Non-affiliate investments	963	550	1,877	966
Affiliate investments	563	834	1,305	1,105
Dividend income:
Non-control/Non-affiliate investments	287	527	786	1,077
Affiliate investments	31	—	91	101
Control investments	2,166	2,000	4,310	3,535
Fee income:
Non-control/Non-affiliate investments	349	567	1,294	1,857
Affiliate investments	360	134	517	252
Control investments	21	50	45	50
Other income	82	18	139	20
Total investment income	42,777	26,799	83,138	49,342
Operating expenses:
Compensation	2,333	2,254	4,843	3,796
Share-based compensation	1,236	1,060	2,199	1,881
Interest	10,481	6,629	20,162	12,113
Professional fees	989	810	1,944	1,659
General and administrative	1,327	1,068	2,576	2,285
Total operating expenses	16,366	11,821	31,724	21,734
Income before taxes	26,411	14,978	51,414	27,608
Federal income, excise and other taxes	(150)	178	449	251
Deferred taxes	(633)	356	(785)	475
Total income tax (benefit) provision	(783)	534	(336)	726
Net investment income	$27,194	$14,444	$51,750	$26,882
Realized gain (loss)
Non-control/Non-affiliate investments	$210	$(2,396)	$(5,596)	$153
Affiliate investments	152	(6,318)	(6,503)	(6,303)
Income tax benefit (provision)	28	79	(293)	(165)
Total net realized gain (loss) on investments, net of tax	390	(8,635)	(12,392)	(6,315)
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(6,204)	2,609	(3,921)	(1,942)
Affiliate investments	(1,038)	3,338	8,131	2,624
Control investments	1,560	(804)	2,166	(6,706)
Income tax benefit (provision)	1,083	(1,494)	1,063	(2,575)
Total net unrealized (depreciation) appreciation on investments, net of tax	(4,599)	3,649	7,439	(8,599)
Net realized and unrealized (losses) gains on investments	(4,209)	(4,986)	(4,953)	(14,914)
Realized loss on extinguishment of debt	(361)	—	(361)	—
Net increase in net assets from operations	$22,624	$9,458	$46,436	$11,968

Pre-tax net investment income per share - basic and diluted	$0.67	$0.54	$1.33	$1.03
Net investment income per share – basic and diluted	$0.69	$0.52	$1.34	$1.01
Net increase in net assets from operations – basic and diluted	$0.57	$0.34	$1.20	$0.45
Weighted average shares outstanding – basic and diluted	39,698,396	27,987,699	38,653,879	26,757,376

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except shares)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2022	24,958,520	$6,825	2,339,512	$(23,937)	$448,235	$(10,256)	$420,867
Issuance of common stock	2,262,852	566	—	—	45,469	—	46,035
Share-based compensation	—	—	—	—	821	—	821
Issuance of common stock under restricted stock plan, net of forfeitures	199,042	49	—	—	(49)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(29,673)	(7)	—	—	(634)	—	(641)
Dividends to shareholders	—	—	—	—	—	(16,615)	(16,615)
Change in restoration plan liability	—	—	—	—	8	—	8
Reclassification for certain permanent book-to-tax differences	—	—	—	—	1	(1)	—
Net investment income	—	—	—	—	—	12,438	12,438
Net realized gain on investments	—	—	—	—	—	2,320	2,320
Net unrealized depreciation on investments	—	—	—	—	—	(12,248)	(12,248)
Balances at June 30, 2022	27,390,741	$7,433	2,339,512	$(23,937)	$493,851	$(24,362)	$452,985
Issuance of common stock	1,381,716	345	—	—	26,155	—	26,500
Share-based compensation	—	—	—	—	1,060	—	1,060
Issuance of common stock under restricted stock plan, net of forfeitures	9,605	2	—	—	(2)	—	—
Dividends to shareholders	—	—	—	—	—	(14,287)	(14,287)
Change in restoration plan liability	—	—	—	—	8	—	8
Net investment income	—	—	—	—	—	14,444	14,444
Net realized loss on investments	—	—	—	—	—	(8,635)	(8,635)
Net unrealized appreciation on investments	—	—	—	—	—	3,649	3,649
Balances at September 30, 2022	28,782,062	$7,780	2,339,512	$(23,937)	$521,072	$(29,191)	$475,724

Balances at March 31, 2023	36,076,425	$9,604	2,339,512	$(23,937)	$646,586	$(41,845)	$590,408
Issuance of common stock	2,527,458	632	—	—	44,240	—	44,872
Cancellation of treasury stock	—	(585)	(2,339,512)	23,937	(23,352)	—	—
Share-based compensation	—	—	—	—	963	—	963
Issuance of common stock under restricted stock plan, net of forfeitures	282,616	71	—	—	(71)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(46,581)	(12)	—	—	(914)	—	(926)
Dividends to shareholders	—	—	—	—	—	(22,916)	(22,916)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	24,556	24,556
Net realized loss on investments	—	—	—	—	—	(12,782)	(12,782)
Net unrealized appreciation on investments	—	—	—	—	—	12,038	12,038
Balances at June 30, 2023	38,839,918	$9,710	—	$—	$667,440	$(40,949)	$636,201
Issuance of common stock	1,100,000	275	—	—	22,218	—	22,493
Share-based compensation	—	—	—	—	1,236	—	1,236
Issuance of common stock under restricted stock plan, net of forfeitures	11,200	3	—	—	(3)	—	—
Dividends to shareholders	—	—	—	—	—	(24,769)	(24,769)
Change in restoration plan liability	—	—	—	—	(11)	—	(11)
Net investment income	—	—	—	—	—	27,194	27,194
Net realized gain on investments and extinguishment of debt	—	—	—	—	—	29	29
Net unrealized depreciation on investments	—	—	—	—	—	(4,599)	(4,599)
Balances at September 30, 2023	39,951,118	$9,988	—	$—	$690,880	$(43,094)	$657,774

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net increase in net assets from operations	$46,436	$11,968
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(206,011)	(216,823)
Proceeds from sales and repayments of debt investments in portfolio companies	54,791	84,873
Proceeds from sales and return of capital of equity investments in portfolio companies	3,402	1,749
Payment of accreted original issue discounts	525	1,273
Payment of accrued payment-in-kind interest	—	286
Depreciation and amortization	1,941	1,328
Net pension benefit	(33)	(62)
Realized loss (gain) on investments before income tax	12,236	6,333
Realized loss on extinguishment of debt	361	—
Net unrealized (appreciation) depreciation on investments before income tax	(6,376)	6,024
Accretion of discounts on investments	(2,620)	(1,811)
Payment-in-kind interest	(2,713)	(1,976)
Share-based compensation expense	2,199	1,881
Deferred income taxes	(1,758)	3,050
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(6,083)	(2,642)
Decrease in escrow receivables	274	—
Decrease in tax receivable	32	756
(Increase) decrease in other receivables	(88)	1,345
Decrease in other assets	460	202
Increase (decrease) in taxes payable	307	(982)
(Decrease) increase in other liabilities	(1,699)	7,670
Net cash used in operating activities	(104,417)	(95,558)
Cash flows from investing activities
Acquisition of fixed assets	(2)	(156)
Net cash used in investing activities	(2)	(156)
Cash flows from financing activities
Proceeds from common stock offering	67,390	72,561
Borrowings under credit facility	165,000	95,000
Repayments of credit facility	(150,000)	(60,000)
Debt issuance costs paid	(7,400)	(523)
Proceeds from issuance of SBA Debentures	9,756	39,026
Proceeds from issuance of August 2028 Notes	69,719	—
Dividends to shareholders	(47,685)	(30,902)
Common stock withheld for payroll taxes upon vesting of restricted stock	(926)	(641)
Net cash provided by financing activities	105,854	114,521
Net increase in cash and cash equivalents	1,435	18,807
Cash and cash equivalents at beginning of period	21,585	11,431
Cash and cash equivalents at end of period	$23,020	$30,238
Supplemental cash flow disclosures:
Cash paid for income taxes	$315	$1,400
Cash paid for interest	16,412	7,964
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
360 QUOTE TOPCO, LLC	Revolving Loan	Media & marketing	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.04%	6/16/2022	6/16/2027	$3,280	$3,244	$2,788
	First Lien[19]		SOFR+6.50%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 15.04%	6/16/2022	6/16/2027	22,431	22,169	19,066
							25,413	21,854
AAC NEW HOLDCO INC.	First Lien	Healthcare services	18.00% PIK	12/11/2020	6/25/2025	11,163	11,163	10,493
	Delayed Draw Term Loan[10]		18.00% PIK	1/31/2023	6/25/2025	336	333	316
	374,543 shares common stock		—	12/11/2020	—	—	1,785	716
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	881
							15,479	12,406
ACACIA BUYERCO V LLC	Revolver Loan[10]	Software & IT services	SOFR+6.50% (Floor 1.00%)	11/25/2022	11/26/2027	—	(33)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.01%	11/25/2022	11/26/2027	5,000	4,913	5,000
	Delayed Draw Term Loan[10]		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.01%	11/25/2022	11/26/2027	7,500	7,342	7,500
	1,000,000 Class B-2 Units[9,13]		—	11/25/2022	—	—	1,000	1,000
							13,222	13,500
ACCELERATION, LLC	Revolving Loan[10]	Media & marketing	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 14.10%[20]	6/13/2022	6/14/2027	2,200	2,126	2,200
	First Lien - Term Loan A		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 13.01%	6/13/2022	6/14/2027	9,158	9,013	9,158
	First Lien - Term Loan B		SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 14.01%	6/13/2022	6/14/2027	9,158	9,013	9,158
	First Lien - Term Loan C		SOFR+9.50% (Floor 1.00%)/Q, Current Coupon 15.01%	6/13/2022	6/14/2027	9,158	9,012	9,158
	13,451.22 Preferred Units[9,13]		—	6/13/2022	—	—	893	1,447
	1,611.22 Common Units[9,13]		—	6/13/2022	—	—	107	—
							30,164	31,121

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ACCELERATION PARTNERS, LLC	First Lien[8]	Media & marketing	SOFR+8.13% (Floor 1.00%)/Q, Current Coupon 13.53%[20]	12/1/2020	12/1/2025	19,550	19,221	19,139
	1,019 Preferred Units[9,13]		—	12/1/2020	—	—	1,019	1,063
	1,019 Class A Common Units[9,13]		—	12/1/2020	—	—	14	—
							20,254	20,202
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	SOFR+12.00% (Floor 2.00%)/Q, Current Coupon 17.51%	12/13/2018	12/13/2023	6,592	6,585	6,461
ALLIANCE SPORTS GROUP, L.P.	Unsecured convertible Note	Consumer products & retail	6.00% PIK	7/15/2020	9/30/2024	173	173	173
	3.88% membership preferred interest		—	8/1/2017	—	—	2,500	956
							2,673	1,129
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	Food, agriculture and beverage	SOFR+8.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.15%	3/11/2022	4/10/2026	11,851	11,809	10,547
	First Lien - Term Loan B16		SOFR+10.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 17.15%	3/11/2022	4/10/2026	11,762	11,713	8,351
	3,000,000 units of Class A common stock[9,13]		—	4/10/2018	—	—	3,000	—
							26,522	18,898
ARBORWORKS, LLC	Revolving Loan[10,16]	Environmental services	SOFR+7.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 15.42%	11/17/2021	11/9/2026	2,904	2,860	1,240
	First Lien[16]		SOFR+7.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 15.43%	11/17/2021	11/9/2026	12,559	12,366	5,363
	100 Class A Units[9,13]		—	11/17/2021	—	—	100	—
							15,326	6,603
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572 Common Units[9,13]	Healthcare services	—	8/31/2018	—	—	1,026	847

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ATS OPERATING, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.01%	1/18/2022	1/18/2027	1,000	967	1,000
	First Lien - Term Loan A		SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 11.01%	1/18/2022	1/18/2027	9,250	9,121	9,250
	First Lien - Term Loan B		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 13.01%	1/18/2022	1/18/2027	9,250	9,119	9,158
	1,000,000 Preferred units[9,13]		—	1/18/2022	—	—	1,000	1,000
							20,207	20,408
BINSWANGER HOLDING CORP.	900,000 shares of common stock	Distribution	—	3/9/2017	—	—	900	—
BOND BRAND LOYALTY ULC[9]	Revolving Loan[10]	Media & marketing	SOFR+7.00% (Floor 2.00%)	5/1/2023	5/1/2028	—	(37)	—
	First Lien - Term Loan A		SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 11.40%	5/1/2023	5/1/2028	9,000	8,832	8,829
	First Lien - Term Loan B		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.40%	5/1/2023	5/1/2028	9,000	8,831	8,829
	1,000 Preferred units[13]		—	5/1/2023	—	—	1,000	1,000
	1,000 Class A common units[13]		—	5/1/2023	—	—	—	—
							18,626	18,658
BROAD SKY NETWORKS LLC	1,131,579 Series A Preferred units[9,13]	Telecommunications	—	12/11/2020	—	—	1,132	1,400
	89,335 Series C Preferred units[9,13]		—	10/21/2022	—	—	89	—
							1,221	1,400
C&M CONVEYOR, INC.	First Lien - Term Loan A15	Business services	SOFR+5.50% (Floor 1.50%)/M, Current Coupon 10.94%	1/3/2023	9/30/2026	6,500	6,391	6,500
	First Lien - Term Loan B15		SOFR+7.50% (Floor 1.50%)/M, Current Coupon 12.94%	1/3/2023	9/30/2026	6,500	6,392	6,500
							12,783	13,000
CADMIUM, LLC	Revolving Loan	Software & IT services	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.65%	1/7/2022	12/22/2026	615	611	609
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.65%	1/7/2022	12/22/2026	7,385	7,334	7,311
							7,945	7,920

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CAMIN CARGO CONTROL, INC.	First Lien	Energy services (midstream)	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.93%	6/2/2021	6/4/2026	5,662	5,628	5,662
CAVALIER BUYER, INC.	Revolving Loan[10]	Healthcare services	SOFR+8.00% (Floor 2.00%)	2/10/2023	2/10/2028	—	(35)	—
	First Lien		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.52%	2/10/2023	2/10/2028	6,500	6,382	6,435
	690,324 Preferred Units[9,13]		—	2/10/2023	—	—	690	726
	690,324 Class A-1 Units[9,13]		—	2/10/2023	—	—	—	—
							7,037	7,161
CITYVET, INC.	First Lien	Healthcare services	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.50%	9/6/2023	9/6/2028	15,000	14,703	14,703
	Delayed Draw Term Loan[10]		SOFR+7.00% (Floor 2.00%)	9/6/2023	9/6/2028	—	(49)	—
							14,654	14,703
CRAFTY APES, LLC	First Lien[8]	Media & marketing	SOFR+7.01% (Floor 1.00%)/Q, Current Coupon 12.42%[20]	6/9/2021	11/1/2024	15,000	14,938	14,220
DAMOTECH INC.[9]	Revolving Loan[10]	Industrial products	SOFR+7.00% (Floor 2.00%)	7/7/2023	7/7/2028	—	(57)	—
	First Lien - Term Loan A		SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 11.43%	7/7/2023	7/7/2028	5,100	5,001	5,003
	First Lien - Term Loan B		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.43%	7/7/2023	7/7/2028	5,100	5,001	5,003
	Delayed Draw Term Loan[10]		SOFR+7.00% (Floor 2.00%)	7/7/2023	7/7/2028	—	(28)	—
	1,000 Preferred units[13]		—	7/7/2023	—	—	1,000	1,000
	1,000 Class A Common units[13]		—	7/7/2023	—	—	—	—
							10,917	11,006
DELPHI LENDER HOLDCO LLC	254 Common units	Healthcare services		6/9/2023	—	—	—	—

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan[10]	Aerospace & defense	SOFR+7.50% (Floor 2.00%)	4/21/2023	4/21/2028	—	(109)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 12.03%	4/21/2023	4/21/2028	11,250	10,934	10,980
	First Lien - Term Loan B		SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 14.03%	4/21/2023	4/21/2028	11,250	10,935	10,980
							21,760	21,960
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	Transportation & logistics	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.42%	11/9/2021	8/26/2026	8,334	8,278	7,834
EXACT BORROWER, LLC	Revolving Loan[10]	Media & marketing	SOFR+7.50% (Floor 2.00%)	12/7/2022	8/6/2027	—	(41)	—
	First Lien - Term Loan A		SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.90%	12/7/2022	8/6/2027	8,774	8,622	8,774
	First Lien - Term Loan B		SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.90%	12/7/2022	8/6/2027	8,774	8,622	8,774
	Delayed Draw Term Loan		SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.90%	12/7/2022	8/6/2027	2,333	2,287	2,333
	Promissory Note		13.574%	12/7/2022	12/6/2028	385	385	385
	615.156 Common units			12/7/2022	—	—	615	945
							20,490	21,211
FLIP ELECTRONICS, LLC	First Lien	Technology products & components	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 13.00%[20]	1/4/2021	1/2/2026	31,845	31,315	31,559
	Delayed Draw Term Loan		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.90%	3/24/2022	1/2/2026	2,818	2,784	2,793
	2,000,000 Common Units[9,11,13]		—	1/4/2021	—	—	2,000	9,205
							36,099	43,557
FM SYLVAN, INC.	Revolving Loan[10]	Industrial services	SOFR+8.00% (Floor 1.00%)	11/8/2022	11/8/2027	—	(164)	—
	First Lien		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.51%	11/8/2022	11/8/2027	11,888	11,681	11,888
							11,517	11,888
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien	Food, agriculture & beverage	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.93%	6/1/2021	6/1/2026	7,030	6,919	7,030
	75,000 Class A Units[9,13]		—	6/1/2021	—	—	750	911
							7,669	7,941

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
FS VECTOR LLC	Revolving Loan[10]	Business services	SOFR+7.50% (Floor 2.00%)	4/26/2023	4/26/2028	—	(37)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.90%	4/26/2023	4/26/2028	9,000	8,831	8,847
	First Lien - Term Loan B		SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.90%	4/26/2023	4/26/2028	9,000	8,832	8,847
	1,000 Common units[9,13]		—	4/26/2023	—	—	1,000	1,000
							18,626	18,694
GAINS INTERMEDIATE, LLC	Revolving Loan[10]	Business services	SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(42)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 12.01%	12/15/2022	12/15/2027	7,500	7,368	7,500
	First Lien - Term Loan B		SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 14.01%	12/15/2022	12/15/2027	7,500	7,368	7,500
	Delayed Draw Term Loan[10]		SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(157)	—
							14,537	15,000
GUARDIAN FLEET SERVICES, INC.	First Lien	Transportation & logistics	SOFR+7.25%, 1.75% PIK (Floor 2.50%)/Q, Current Coupon 14.40%	2/10/2023	2/10/2028	4,531	4,406	4,531
	1,500,000 Class A Units[9,13]		—	2/10/2023	—	—	1,500	1,815
	Warrants (Expiration - February 10, 2033)		—	2/10/2023	—	—	80	156
							5,986	6,502
GULF PACIFIC ACQUISITION, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+5.75% (Floor 1.00%)/Q	9/30/2022	9/29/2028	—	(17)	—
	First Lien		SOFR+5.75% (Floor 1.00%)/Q, Current Coupon 11.29%	9/30/2022	9/29/2028	3,624	3,561	3,555
	Delayed Draw Term Loan[10]		SOFR+5.75% (Floor 1.00%)/Q, Current Coupon 11.38%	9/30/2022	9/29/2028	302	286	296
							3,830	3,851
HEAT TRAK, LLC	First Lien	Consumer products & retail	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.90%	6/12/2023	6/9/2028	11,500	10,217	11,270
	Warrants (Expiration - June 9, 2033)		—	6/12/2023	—	—	1,104	1,104
							11,321	12,374

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
HH-INSPIRE ACQUISITION, INC.	Revolving Loan[10]	Healthcare services	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.49%[20]	4/3/2023	4/3/2028	566	547	554
	First Lien		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.40%	4/3/2023	4/3/2028	8,016	7,820	7,831
	108,211.4 Preferred units[9,13]		—	4/3/2023	—	—	343	323
							8,710	8,708
HYBRID APPAREL, LLC	Second Lien[15]	Consumer products & retail	SOFR+8.25%, 2.00% PIK (Floor 1.00%)/Q, Current Coupon 15.76%	6/30/2021	6/30/2026	15,768	15,577	14,696
INFOLINKS MEDIA BUYCO, LLC	First Lien	Media & marketing	SOFR+5.75% (Floor 1.00%)/Q, Current Coupon 11.17%	11/1/2021	10/30/2026	7,614	7,513	7,614
	Delayed Draw Term Loan[10]		SOFR+5.75% (Floor 1.00%)/Q, Current Coupon 11.17%	11/1/2021	10/30/2026	1,347	1,320	1,347
	1.68% LP interest[9,10,11,13]		—	10/29/2021	—	—	588	1,121
							9,421	10,082
INSTITUTES OF HEALTH, LLC	Revolving Loan[10]	Healthcare services	SOFR+7.50% (Floor 2.00%)	9/29/2023	9/29/2028	—	(20)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.89%	9/29/2023	9/29/2028	7,500	7,350	7,350
	First Lien - Term Loan B		SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.89%	9/29/2023	9/29/2028	7,500	7,350	7,350
	100,000 Preferred units[9,13]		—	9/29/2023	—	—	1,000	1,000
							15,680	15,700
ISI ENTERPRISES, LLC	Revolving Loan[10]	Software & IT services	SOFR+7.00% (Floor 1.00%)	10/1/2021	10/1/2026	—	(24)	—
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.51%	10/1/2021	10/1/2026	5,000	4,935	5,000
	1,000,000 Series A Preferred units		—	10/1/2021	—	—	1,000	1,057
	166,667 Series A-1 Preferred units		—	6/7/2023	—	—	167	518
							6,078	6,575

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ISLAND PUMP AND TANK, LLC	Revolving Loan[10]	Environmental services	SOFR+7.50% (Floor 2.00%)	3/2/2023	8/3/2026	—	(25)	—
	First Lien		SOFR+7.50% (Floor 2.00%)/Q Current Coupon 13.10%[20]	3/2/2023	8/3/2026	25,000	24,528	24,550
	1,195,526 Preferred units[9,13]		—	3/2/2023	—	—	1,196	1,570
							25,699	26,120
JACKSON HEWITT TAX SERVICE, INC.	First Lien	Financial services	SOFR+8.50% (Floor 2.50%)/Q, Current Coupon 13.91%	9/14/2023	9/14/2028	10,000	9,851	9,851
JVMC HOLDINGS CORP.	First Lien	Financial services	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.92%	2/28/2019	2/28/2024	4,796	4,791	4,796
KMS, INC.[15]	First Lien	Distribution	P+7.25% (Floor 1.00%)/Q, Current Coupon 15.75%	10/4/2021	10/2/2026	17,902	17,748	15,217
LASH OPCO, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+6.75% (Floor 1.00%)/S, Current Coupon 12.15%[20]	12/29/2021	9/18/2025	622	608	602
	First Lien		SOFR+6.75% (Floor 1.00%)/S, Current Coupon 11.88%	12/29/2021	3/18/2026	10,478	10,284	10,143
							10,892	10,745
LGM PHARMA, LLC	First Lien	Healthcare products	SOFR+8.50% (Floor 1.00%), 2.00% PIK/Q, Current Coupon 15.93%	11/15/2017	11/15/2023	11,506	11,482	11,506
	Delayed Draw Term Loan		SOFR+10.00% (Floor 1.00%), 2.00% PIK/Q, Current Coupon 17.43%	7/24/2020	11/15/2023	2,507	2,504	2,507
	Unsecured convertible note[9,13]		25.00% PIK	12/21/2021	12/31/2024	127	127	127
	142,278.89 units of Class A common stock[9,13]		—	11/15/2017	—	—	1,600	2,223
							15,713	16,363
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan[10]	Healthcare products	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.93%	6/6/2022	6/7/2027	556	528	528
	First Lien		SOFR+6.50% (Floor 1.00%)/S, Current Coupon 12.09%	6/6/2022	6/7/2027	22,425	22,071	21,303
	0.88% LLC interest[9,13]		—	6/6/2022	—	—	600	263
							23,199	22,094

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LKC TECHNOLOGIES, INC.	Revolving Loan[10]	Healthcare products	SOFR+7.25% (Floor 2.00%)	6/7/2023	6/7/2028	—	(37)	—
	First Lien		SOFR+7.25% (Floor 2.00%)/Q, Current Coupon 12.76%	6/7/2023	6/7/2028	6,500	6,376	6,435
	1,000,000 Class A units[9,13]		—	6/7/2023	—	—	1,000	1,259
							7,339	7,694
LLFLEX, LLC	First Lien[15]	Containers & packaging	SOFR+9.00%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.40%	8/16/2021	8/14/2026	10,795	10,639	9,176
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.00% (Floor 0.75%)/S, Current Coupon 12.31%	3/15/2021	3/13/2026	377	359	377
	First Lien		SOFR+7.00% (Floor 0.75%)/Q, Current Coupon 12.56%	3/15/2021	3/13/2026	7,828	7,743	7,828
							8,102	8,205
MERCURY ACQUISITION 2021, LLC	First Lien	Telecommunications	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.51%	12/6/2021	12/7/2026	12,313	12,142	11,451
	Second Lien		SOFR+11.00% (Floor 1.00%)/Q, Current Coupon 16.51%	12/6/2021	12/7/2026	2,750	2,711	2,448
	2,089,599 Series A units[9,13]		—	12/6/2021	—	—	—	—
							14,853	13,899
MICROBE FORMULAS LLC	Revolving Loan[10]	Healthcare products	SOFR+6.00% (Floor 1.00%)	4/4/2022	4/3/2028	—	(24)	—
	First Lien		SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.42%	4/4/2022	4/3/2028	10,578	10,411	10,578
							10,387	10,578
MUENSTER MILLING COMPANY, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+7.25% (Floor 1.00%)	8/10/2021	8/10/2026	—	(57)	—
	First Lien		SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.65%	8/10/2021	8/10/2026	21,800	21,495	21,800
	1,000,000 Class A units[9,13]		—	12/15/2022	—	—	1,000	1,185
							22,438	22,985

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	Consumer services	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.85%	12/23/2021	12/23/2026	9,716	9,582	9,327
	First Lien - Term Loan B		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.85%	12/23/2021	12/23/2026	9,716	9,581	9,327
	191,049.33 Class A-3 Preferred units[9,11,13]		—	3/17/2022	—	—	2,000	2,000
							21,163	20,654
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	Healthcare services	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.40%	5/14/2021	5/14/2026	5,000	4,946	5,000
	First Lien - Term Loan A		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.40%	3/21/2023	5/14/2026	7,447	7,361	7,447
	First Lien - Term Loan B		SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.40%	3/21/2023	5/14/2026	7,447	7,361	7,447
	First Lien - Term Loan C		SOFR+10.00% (Floor 1.00%)/Q, Current Coupon 15.40%	3/21/2023	5/14/2026	5,163	5,045	5,163
							24,713	25,057
NEW SKINNY MIXES, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.45%	12/21/2022	12/21/2027	1,750	1,682	1,750
	First Lien		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.45%	12/21/2022	12/21/2027	13,000	12,770	13,000
	Delayed Draw Term Loan[10]		SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(25)	—
							14,427	14,750
NINJATRADER, INC.	Revolving Loan[10]	Financial services	SOFR+6.00% (Floor 1.00%)	12/18/2019	12/18/2024	—	(2)	—
	First Lien		SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.40%	12/18/2019	12/18/2024	21,869	21,673	21,869
	2,000,000 Preferred Units[9,11,13]		—	12/18/2019	—	—	2,000	15,430
							23,671	37,299
NWN PARENT HOLDINGS, LLC	Revolving Loan[10]	Software & IT services	SOFR+8.00% (Floor 1.00%)	5/7/2021	5/7/2026	—	(22)	—
	First Lien		SOFR+8.00%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 14.52%	5/7/2021	5/7/2026	12,604	12,461	12,604
							12,439	12,604

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
OPCO BORROWER, LLC	Revolving Loan[10]	Healthcare services	SOFR+6.50% (Floor 1.00%)	8/19/2022	8/19/2027	—	(6)	—
	First Lien		SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.99%	8/19/2022	8/19/2027	8,661	8,591	8,661
	Second Lien		12.50%	8/19/2022	2/19/2028	3,000	2,773	3,000
	Warrants (Expiration - August 19, 2029)		—	8/19/2022	—	—	207	558
							11,565	12,219
PIPELINE TECHNIQUE LTD.[9]	Revolving Loan[10]	Energy services (midstream)	P+8.75% (Floor 2.00%)/Q, Current Coupon 17.25%	8/23/2022	8/19/2027	1,389	1,337	1,367
	First Lien		SOFR+9.75% (Floor 1.00%)/Q, Current Coupon 15.39%	8/23/2022	8/19/2027	9,500	9,345	9,348
							10,682	10,715
RESEARCH NOW GROUP, INC.	Second Lien	Business services	SOFR+9.50% (Floor 1.00%)/S, Current Coupon 15.13%	12/8/2017	12/20/2025	10,500	10,217	5,513
ROOF OPCO, LLC	Revolving Loan[10]	Consumer services	SOFR+7.50% (Floor 1.00%)	8/27/2021	8/27/2026	—	(36)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.01%	8/27/2021	8/27/2026	13,261	13,041	12,731
	First Lien - Term Loan B		SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 14.01%	4/12/2023	8/27/2026	13,261	13,041	12,731
	535,714.29 Class A Units[9,13]		—	9/23/2022	—	—	750	775
	250,000 Class B Units[9,13]		—	4/13/2023	—	—	250	262
							27,046	26,499
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+7.75% (Floor 1.25%)/M, Current Coupon 13.18%	9/1/2020	9/1/2025	712	705	683
	First Lien		SOFR+7.75% (Floor 1.25%)/M, Current Coupon 13.18%	9/1/2020	9/1/2025	5,987	5,954	5,742
							6,659	6,425
SCRIP INC.	First Lien	Healthcare products	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.46%	3/21/2019	3/19/2027	16,666	16,577	16,500
	100 shares of common stock		—	3/21/2019	—	—	1,000	751
							17,577	17,251

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SHEARWATER RESEARCH, INC.[9]	Revolving Loan[10]	Consumer products & retail	SOFR+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(25)	—
	First Lien		SOFR+6.25% (Floor 1.00%)/Q, Current Coupon 11.77%	4/30/2021	4/30/2026	13,574	13,420	13,574
	1,200,000 Class A Preferred Units		—	4/30/2021	—	—	978	1,973
	40,000 Class A Common Units		—	4/30/2021	—	—	33	66
							14,406	15,613
SIB HOLDINGS, LLC	Revolving Loan[10]	Business services	SOFR+6.25% (Floor 1.00%)/M, Current Coupon 11.81%	10/29/2021	10/29/2026	866	855	842
	First Lien		SOFR+6.25% (Floor 1.00%)/M, Current Coupon 11.81%	10/29/2021	10/29/2026	11,237	11,107	10,934
	238,095.24 Common Units[9,13]		—	10/29/2021	—	—	500	411
							12,462	12,187
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	Specialty chemicals	L+5.75% (Floor 1.00%)	12/13/2021	12/11/2026	—	(25)	—
	First Lien		L+5.75% (Floor 1.00%)/M, Current Coupon 11.45%	12/13/2021	12/11/2026	15,168	14,959	15,168
							14,934	15,168
SPECTRUM OF HOPE, LLC	First Lien	Healthcare services	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.40%	9/6/2022	6/11/2024	22,245	22,043	21,600
	1,024,067 Common units[9,13]		—	2/17/2023	—	—	1,024	1,088
							23,067	22,688
SPOTLIGHT AR, LLC	Revolving Loan[10]	Business services	SOFR+6.75% (Floor 1.00%)	12/8/2021	6/8/2026	—	(24)	—
	First Lien		SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.15%	12/8/2021	6/8/2026	7,075	6,984	7,075
	750 Common Units[9,11,13]		—	12/8/2021	—	—	750	972
							7,710	8,047

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan[10]	Restaurants	SOFR+7.50% (Floor 2.00%)	9/27/2023	9/27/2028	—	(30)	—
	First Lien - Term Loan A		SOFR+ 6.50% (Floor 2.00%)/Q, Current Coupon 11.89%	9/27/2023	9/27/2028	8,000	7,840	7,840
	First Lien - Term Loan B		SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.89%	9/27/2023	9/27/2028	8,000	7,840	7,840
							15,650	15,680
SYSTEC CORPORATION	Revolving Loan	Business services	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.42%[20]	8/13/2021	8/13/2025	2,000	1,981	1,994
	First Lien		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.40%	8/13/2021	8/13/2025	9,000	8,908	8,973
	First Lien		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.39%	6/30/2023	7/1/2024	1,000	977	997
							11,866	11,964
THE PRODUCTO GROUP, LLC	First Lien	Industrial products	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.43%	12/31/2021	12/31/2026	17,447	17,184	17,447
	1,500,000 Class A units[9,13]		—	12/31/2021	—	—	1,500	13,447
							18,684	30,894
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	Technology products & components	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.40%	9/30/2020	9/30/2025	5,725	5,686	5,725
	Unsecured convertible note[9,13]		12.00% PIK	2/7/2022	3/31/2026	75	75	75
	896.43 Class A units[9,13]		—	11/15/2019	—	—	1,205	1,187
							6,966	6,987
US COURTSCRIPT HOLDINGS, INC.	First Lien	Business services	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.51%	5/17/2022	5/17/2027	15,800	15,565	15,800
	1,000,000 Class D-3 LP Units[9,13]		—	5/17/2022	—	—	1,000	1,137
	211,862.61 Class D-4 LP Units[9,13]		—	10/31/2022	—	—	212	231
	211,465.87 Class D-5 LP Units[9,13]		—	1/10/2023	—	—	211	227
							16,988	17,395
USA DEBUSK, LLC	First Lien	Industrial services	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.42%	2/25/2020	9/8/2026	11,439	11,326	11,439

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
VERSICARE MANAGEMENT LLC	Revolving Loan[10]	Healthcare services	SOFR+8.00% (Floor 1.00%)	8/18/2022	8/18/2027	—	(39)	—
	First Lien - Term Loan A		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.53%[20]	8/18/2022	8/18/2027	12,200	11,963	12,200
	First Lien - Term Loan B		SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.53%[20]	7/14/2023	8/18/2027	12,200	11,963	12,200
							23,887	24,400
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock[9,13]	Media & marketing	—	4/3/2019	—	—	1,874	8,791
VTX HOLDINGS, INC.	1,597,707 Series A Preferred units[9,13]	Software & IT services	—	7/23/2019	—	—	1,598	2,670
WALL STREET PREP, INC.	Revolving Loan[10]	Education	SOFR+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(11)	—
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.40%	7/19/2021	7/20/2026	9,377	9,260	9,377
	1,000,000 Class A-1 Preferred Shares		—	7/19/2021	—	—	1,000	1,404
							10,249	10,781
WELL-FOAM, INC.	Revolving Loan[10]	Energy services (upstream)	SOFR+8.00% (Floor 1.00%)	9/9/2021	9/9/2026	—	(55)	—
	First Lien		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.40%	9/9/2021	9/9/2026	14,631	14,440	14,631
							14,385	14,631
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	Business services	SOFR+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(56)	—
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.51%	11/19/2021	11/19/2026	22,734	22,410	22,552
							22,354	22,552
ZENFOLIO INC.	Revolving Loan	Business services	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.42%	7/17/2017	7/17/2025	2,000	1,995	1,960
	First Lien		SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.42%	7/17/2017	7/17/2025	18,839	18,718	18,462
							20,713	20,422

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	Consumer services	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.67%[20]	2/11/2022	3/1/2024	15,708	15,519	15,645
	Delayed Draw Term Loan - B		SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.67%[20]	2/11/2022	3/1/2024	3,937	3,892	3,921
							19,411	19,566

Total Non-control/Non-affiliate Investments (172.2% of net assets at fair value)							$1,117,439	$1,132,316

Affiliate Investments[6]
AIR CONDITIONING SPECIALIST, INC.	Revolving Loan[10]	Consumer services	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.61%[20]	11/9/2021	11/9/2026	$825	$811	$825
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.52%[20]	11/9/2021	11/9/2026	14,836	14,573	14,836
	766,738.93 Preferred Units[9,13]		—	11/9/2021	—	—	809	2,102
							16,193	17,763
CATBIRD NYC, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.54%	10/15/2021	10/15/2026	1,500	1,451	1,500
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.40%	10/15/2021	10/15/2026	15,300	15,095	15,300
	1,000,000 Class A units[9,11,13]		—	10/15/2021	—	—	1,000	1,658
	500,000 Class B units[9,10,11,13]		—	10/15/2021	—	—	500	714
							18,046	19,172
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan[10]	Healthcare services	SOFR+9.00%, 1.00% PIK (Floor 1.75%)/Q, Current Coupon 15.40%	5/22/2020	5/22/2025	300	290	300
	First Lien		SOFR+9.00%, 1.00% PIK (Floor 1.75%)/Q, Current Coupon 15.40%	5/22/2020	5/22/2025	7,506	7,449	7,506
	Delayed Draw Capex Term Loan[10]		SOFR+9.00%, 1.00% PIK (Floor 1.75%)/Q, Current Coupon 15.40%	5/22/2020	5/22/2025	100	90	100
	1,987,930 Preferred Units[9,13]		—	5/22/2020	—	—	1,098	847
							8,927	8,753

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	Business services	SOFR+4.50% PIK (Floor 2.00%)/Q, Current Coupon 9.91%	12/20/2022	12/31/2026	4,038	4,020	4,014
	First Lien - Term Loan B		SOFR+6.50% PIK (Floor 2.00%)/ Q, Current Coupon 11.91%	12/20/2022	12/31/2026	4,101	4,079	4,076
	250,000 Class A Preferred Units[9,13]		—	12/20/2022	—	—	250	625
	5,435,211.03 Class B Preferred Units[9,13]		—	12/20/2022	—	—	2,218	2,218
	255,984.22 Class C Preferred Units[9,13]		—	12/20/2022	—	—	—	—
	2,500,000 Common units[9,13]		—	12/20/2022	—	—	—	—
							10,567	10,933
GPT INDUSTRIES, LLC	Revolving Loan[10]	Industrial products	SOFR+8.00% (Floor 2.00%)	1/30/2023	1/31/2028	—	(52)	—
	First Lien[19]		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.51%	1/30/2023	1/31/2028	6,073	5,962	6,073
	1,000,000 Class A Preferred Units[9,13]		—	1/30/2023	—	—	1,000	1,469
							6,910	7,542
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	SOFR+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(9)	—
	First Lien		SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.90%	11/1/2019	11/1/2024	2,000	1,991	2,000
	1,000 Class A units		—	11/1/2019	—	—	1,000	—
	360.06 Class A-1 units		—	1/10/2022	—	—	360	—
							3,342	2,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ITA HOLDINGS GROUP, LLC	Revolving Loan[10]	Transportation & logistics	SOFR+9.00%, 2.00% PIK (Floor 2.00%)	6/21/2023	6/21/2027	—	(65)	—
	First Lien - Term Loan		SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 15.40%	6/21/2023	6/21/2027	12,901	10,850	12,901
	First Lien - Term B Loan		SOFR+10.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 17.40%	6/21/2023	6/21/2027	12,901	10,846	12,901
	Delayed Draw Term Loan[10]		SOFR+9.00%, 2.00% PIK (Floor 2.00%)	6/21/2023	6/21/2027	—	(28)	—
	Warrants (Expiration - March 29, 2029)[9,13]		—	3/29/2019	—	—	538	4,005
	Warrants (Expiration - June 21, 2033)[9,13]		—	6/21/2023	—	—	3,791	3,869
	9.25% Class A Membership Interest[9,13]		—	2/14/2018	—	—	1,500	2,374
							27,432	36,050
LIGHTING RETROFIT INTERNATIONAL, LLC	Revolving Loan[10]	Environmental services	7.50%	12/31/2021	12/31/2025	—	—	—
	First Lien		7.50%	12/31/2021	12/31/2025	5,117	5,117	4,979
	Second Lien[16]		10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	4,917
	208,333.3333 Series A Preferred units[9,13]		—	12/31/2021	—	—	—	—
	203,124.9999 Common units[9,13]		—	12/31/2021	—	—	—	—
							10,325	9,896
OUTERBOX, LLC	Revolving Loan[10]	Media & marketing	SOFR+6.75% (Floor 1.00%)	6/8/2022	6/8/2027	—	(22)	—
	First Lien		SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.26%	6/8/2022	6/8/2027	14,625	14,448	14,625
	6,308.2584 Class A common units[9,13]		—	6/8/2022	—	—	631	773
							15,057	15,398

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.90%	11/9/2018	11/12/2024	300	299	298
	First Lien		SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.90%	11/9/2018	11/12/2024	14,978	14,948	14,888
	3,364 Class A-2 Units		—	3/31/2023	—	—	202	730
	1,100 Class A-1 Units		—	9/26/2022	—	—	66	173
	16,084 Class A Units		—	11/9/2018	—	—	1,517	596
							17,032	16,685
SONOBI, INC.	500,000 Class A Common Units[9,13]	Media & marketing	—	9/17/2020	—	—	500	2,002
STATINMED, LLC	First Lien[16]	Healthcare services	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 14.94%	7/1/2022	7/1/2027	7,561	7,561	7,069
	4,718.62 Class A Preferred Units		—	7/1/2022	—	—	4,838	—
	39,097.96 Class B Preferred Units		—	7/1/2022	—	—	1,400	—
							13,799	7,069
STUDENT RESOURCE CENTER LLC	First Lien	Education	8.50% PIK	12/31/2022	12/30/2027	8,889	8,741	8,720
	10,502,487.46 Preferred Units		—	12/31/2022	—	—	5,845	5,845
	2,000,000.00 Preferred Units[9,13]		—	12/31/2022	—	—	—	—
							14,586	14,565

Total Affiliate Investments (25.5% of net assets at fair value)							$162,716	$167,828

Control Investments[7]
I-45 SLF LLC[9,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$80,800	$53,422
Total Control Investments (8.1% of net assets at fair value)							$80,800	$53,422

TOTAL INVESTMENTS (205.8% of net assets at fair value)							$1,360,955	$1,353,566

1All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
2All of the Company’s investments and the investments of SBIC I (as defined below), unless otherwise noted, are pledged as collateral for the Company’s senior secured credit facility or in support of the SBA-guaranteed debentures to be issued by Capital Southwest SBIC I, LP, the Company's wholly-owned subsidiary that operates as a small business investment company ("SBIC I"), respectively.
3The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR"), London Interbank Offered Rate (“LIBOR” or “L”), or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR, LIBOR or Prime and the current contractual interest rate in effect at September 30, 2023. Certain investments are subject to an interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2023, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26161%.
4The Company's investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not readily available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the valuation committee comprised of certain officers of the Company (the "Valuation Committee") as the valuation designee of the Board of Directors (the "Valuation Designee") pursuant to Rule 2a-5 under the Investment Company Act of 1940, as amended (the “1940 Act”), using significant unobservable Level 3 inputs. Refer to Note 4 - Fair Value Measurements for further discussion.
5Non-Control/Non-Affiliate investments are generally defined by the 1940 Act, as investments that are neither control investments nor affiliate investments. At September 30, 2023, approximately 83.7% of the Company’s investment assets were non-control/non-affiliate investments. The fair value of these investments as a percent of net assets is 172.2%.
6Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At September 30, 2023, approximately 12.4% of the Company’s investment assets were affiliate investments. The fair value of these investments as a percent of net assets is 25.5%.
7Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At September 30, 2023, approximately 3.9% of the Company’s investment assets were control investments. The fair value of these investments as a percent of net assets is 8.1%.
8The investment is structured as a first lien last out term loan.
9Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2023, approximately 14.9% of the Company's total assets (at fair value) were non-qualifying assets.
10The investment has an unfunded commitment as of September 30, 2023. Refer to Note 10 - Commitments and Contingencies for further discussion.
11Income producing through dividends or distributions.
12As of September 30, 2023, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $79.3 million; cumulative gross unrealized depreciation for federal income tax purposes was $75.3 million. Cumulative net unrealized appreciation was $4.0 million, based on a tax cost of $1,349.6 million.
13Investment is held through a wholly-owned taxable subsidiary.
14The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of September 30, 2023, represented 205.8% of the Company's net assets or 95.5% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16Investment is on non-accrual status as of September 30, 2023, meaning the Company has ceased to recognize interest income on the investment.

17Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
18Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
19The investment is structured as a first lien first out term loan.
20The rate presented represents a weighted-average rate for borrowings under the facility as of September 30, 2023.
As of September 30, 2023, there were no investments that represented greater than 5% of our total assets.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. Our core business is to target senior debt investments and equity investments in lower middle market (“LMM”) companies. We also opportunistically target first and second lien loans in upper middle market (“UMM”) companies. Our target LMM companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) generally between $3.0 million and $20.0 million, and our LMM investments generally range in size from $5.0 million to $35.0 million. Our UMM investments generally include first and second lien loans in companies with EBITDA generally greater than $20.0 million and our UMM investments typically range in size from $5.0 million to $20.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and six months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2023 and 2022. Consolidated financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of September 30, 2023, the Company has 85.1% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended September 30, 2023, we satisfied all RIC requirements and have 10.8% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At September 30, 2023 and March 31, 2023, cash held in money market funds amounted to $7.1 million and $8.9 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At September 30, 2023 and March 31, 2023, cash balances totaling $21.7 million and $20.3 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2023, investments on non-accrual status represented approximately 2.0% of our total investment portfolio's fair value and approximately 2.9% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost.

To maintain RIC tax treatment, non-cash sources of income, such as accretion of interest income, may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three months ended September 30, 2023 and 2022, approximately 3.4% and 3.6%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the six months ended September 30, 2023 and 2022, approximately 3.2% and 3.7%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of September 30, 2023 and 2022, we have not written off any accrued and uncollected PIK interest from prior periods. For the three and six months ended September 30, 2023, we had four investments for which we stopped accruing PIK interest. For the year ended March 31, 2023, we had three investments for which we stopped accruing PIK interest. For the three months ended September 30, 2023 and 2022, approximately 3.6% and 5.2%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income. For the six months ended September 30, 2023 and 2022, approximately 3.8% and 4.2%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three and six months ended September 30, 2023 and 2022.

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

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2023 and March 31, 2023:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2023:
First lien loans[1,2]	$1,141,280	84.3%	173.5%	$1,154,172	84.8%
Second lien loans[2]	37,034	2.7	5.7	43,071	3.2
Subordinated debt[3]	760	0.1	0.1	760	0.1
Preferred equity	66,440	4.9	10.1	48,026	3.5
Common equity & warrants	54,630	4.0	8.3	34,126	2.5
I-45 SLF LLC[4]	53,422	4.0	8.1	80,800	5.9
	$1,353,566	100.0%	205.8%	$1,360,955	100.0%

March 31, 2023:
First lien loans[1,2]	$1,000,984	83.0%	169.5%	$1,018,595	83.5%
Second lien loans[2]	35,820	3.0	6.1	44,038	3.6
Subordinated debt[3]	791	0.1	0.1	763	0.1
Preferred equity	63,393	5.2	10.7	43,634	3.6
Common equity & warrants	54,144	4.5	9.2	32,322	2.6
I-45 SLF LLC[4]	51,256	4.2	8.7	80,800	6.6
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of September 30, 2023 and March 31, 2023, the fair value of the first lien last out loans are $33.4 million and $50.1 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of September 30, 2023 and March 31, 2023, the fair value of the split lien term loans included in first lien loans is $43.1 million and $45.0 million, respectively. As of September 30, 2023 and March 31, 2023, the fair value of the split lien term loans included in second lien loans is $21.2 million and $20.2 million, respectively.
3Included in subordinated debt are unsecured convertible notes with a fair value of $0.4 million as of both September 30, 2023 and March 31, 2023.
4I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2023 and March 31, 2023:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2023:
Healthcare Services	$176,397	13.0%	26.8%	$185,577	13.6%
Business Services	163,911	12.1	24.9	166,925	12.3
Media & Marketing	163,541	12.1	24.9	156,737	11.5
Consumer Products and Retail	100,561	7.4	15.3	99,780	7.3
Consumer Services	84,483	6.2	12.8	83,813	6.1
Healthcare Products	73,979	5.5	11.3	74,216	5.5
Food, Agriculture & Beverage	68,426	5.1	10.4	74,886	5.5
I-45 SLF LLC[1]	53,422	4.0	8.1	80,800	5.9
Financial Services	51,946	3.8	7.9	38,313	2.8
Technology Products & Components	50,543	3.7	7.7	43,065	3.2
Transportation & Logistics	50,386	3.7	7.7	41,696	3.1
Industrial Products	49,443	3.7	7.5	36,511	2.7
Software & IT Services	45,270	3.3	6.9	44,623	3.3
Environmental Services	42,618	3.2	6.5	51,350	3.8
Education	25,346	1.9	3.9	24,834	1.8
Industrial Services	23,327	1.7	3.5	22,843	1.7
Energy Services (Midstream)	22,837	1.7	3.5	22,895	1.7
Aerospace & Defense	21,960	1.6	3.3	21,760	1.6
Restaurants	15,680	1.2	2.4	15,651	1.1
Telecommunications	15,298	1.1	2.3	16,074	1.2
Distribution	15,217	1.1	2.3	18,648	1.4
Specialty Chemicals	15,168	1.1	2.3	14,934	1.1
Energy Services (Upstream)	14,631	1.1	2.2	14,385	1.0
Containers & Packaging	9,176	0.7	1.4	10,639	0.8
	$1,353,566	100.0%	205.8%	$1,360,955	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2023:
Media & Marketing	$149,357	12.4%	25.3%	$139,750	11.5%
Business Services	146,727	12.2	24.9	147,056	12.1
Healthcare Services	126,971	10.5	21.5	143,455	11.8
Consumer Services	91,913	7.6	15.6	91,142	7.5
Consumer Products and Retail	86,385	7.2	14.6	86,607	7.1
Food, Agriculture & Beverage	68,833	5.7	11.7	73,223	6.0
Healthcare Products	66,355	5.5	11.2	67,555	5.5
Technology Products & Components	59,718	5.0	10.1	43,016	3.5
I-45 SLF LLC[1]	51,256	4.2	8.7	80,800	6.6
Transportation & Logistics	48,494	4.0	8.2	42,049	3.4
Software & IT Services	47,641	3.9	8.1	47,563	3.9
Financial Services	40,420	3.3	6.8	30,950	2.5
Industrial Products	32,518	2.7	5.5	25,827	2.1
Environmental Services	29,753	2.5	5.0	34,869	2.9
Education	26,357	2.2	4.5	25,995	2.1
Industrial Services	25,460	2.1	4.3	24,920	2.0
Energy Services (Midstream)	22,829	1.9	3.9	23,337	1.9
Specialty Chemicals	17,839	1.5	3.0	17,531	1.4
Energy Services (Upstream)	17,730	1.5	3.0	17,402	1.4
Telecommunications	17,386	1.4	2.9	21,796	1.9
Distribution	16,315	1.4	2.8	18,755	1.5
Containers & Packaging	10,131	0.8	1.7	10,656	0.9
Aerospace & Defense	6,000	0.5	1.0	5,898	0.5
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of September 30, 2023 and March 31, 2023:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2023:
Northeast	$337,330	24.9%	51.3%	$316,934	23.3%
West	264,461	19.6	40.2	265,904	19.6
Southwest	238,578	17.6	36.3	241,338	17.7
Southeast	235,606	17.4	35.8	231,478	17.0
Midwest	168,177	12.4	25.6	169,870	12.5
International	55,992	4.1	8.5	54,631	4.0
I-45 SLF LLC[1]	53,422	4.0	8.1	80,800	5.9
	$1,353,566	100.0%	205.8%	$1,360,955	100.0%

March 31, 2023:
Northeast	$269,569	22.3%	45.7%	$255,995	21.0%
Southeast	235,782	19.5	39.9	236,333	19.4
Southwest	234,127	19.4	39.6	231,467	19.0
West	233,079	19.3	39.5	232,109	19.0
Midwest	156,233	13.1	26.4	158,989	13.0
I-45 SLF LLC[1]	51,256	4.2	8.7	80,800	6.6
International	26,342	2.2	4.5	24,459	2.0
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of geographic regions, which are similar to those in which CSWC invests directly.

4.    FAIR VALUE MEASUREMENTS

Investment Valuation Process

Beginning as of the fiscal quarter ended June 30, 2023, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors has designated the Valuation Committee comprised of certain officers of the Company as the Valuation Designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. The valuation process is led by the valuation team and the Valuation Committee in conjunction with the investment team. The process includes a quarterly review of each investment by our valuation team and the Valuation Committee. Valuations of each portfolio security are prepared quarterly by the valuation team using updated financial and other operational information collected from the investment team. In conjunction with the internal valuation process, the Valuation Committee also has engaged multiple independent consulting firms specializing in financial due diligence, valuation, and business advisory services to provide third-party valuation reviews and an independent range of values for selected investments, which is presented to the Valuation Committee.

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
As of September 30, 2023 and March 31, 2023, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of our investments (excluding investments for which fair value is measured at net asset value ("NAV") in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2023 and March 31, 2023 (in thousands):

		Fair Value Measurements
		at September 30, 2023 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,141,280	$—	$—	$1,141,280
Second lien loans	37,034	—	—	37,034
Subordinated debt	760	—	—	760
Preferred equity	66,440	—	—	66,440
Common equity & warrants	54,630	—	—	54,630
Investments measured at net asset value[1]	53,422	—	—	—
Total Investments	$1,353,566	$—	$—	$1,300,144

		Fair Value Measurements
		at March 31, 2023 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,000,984	$—	$—	$1,000,984
Second lien loans	35,820	—	—	35,820
Subordinated debt	791	—	—	791
Preferred equity	63,393	—	—	63,393
Common equity & warrants	54,144	—	—	54,144
Investments measured at net asset value[1]	51,256	—	—	—
Total Investments	$1,206,388	$—	$—	$1,155,132

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at NAV per share at September 30, 2023 and March 31, 2023, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at September 30, 2023 and March 31, 2023. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	September 30, 2023	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,086,345	Discount Rate	5.8% - 45.4%	13.6%
			Third Party Broker Quote	94.0 - 94.0	94.0
	Market Approach	54,935	Cost	98.0 - 98.5	98.1
Second lien loans	Income Approach	37,034	Discount Rate	13.2% - 31.4%	22.1%
			Third Party Broker Quote	52.5 - 52.5	52.5
Subordinated debt	Market Approach	202	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	558	EBITDA Multiple	6.0x - 7.7x	6.5x
			Discount Rate	14.8% - 25.3%	18.1%
Preferred equity	Enterprise Value Waterfall Approach	64,440	EBITDA Multiple	4.8x - 15.9x	9.9x
			Discount Rate	12.7% - 30.9%	19.0%
	Market Approach	2,000	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	54,630	EBITDA Multiple	5.2x - 17.3x	9.1x
			Discount Rate	12.0% - 26.8%	16.6%
Total Level 3 Investments		$1,300,144

		Fair Value at	Significant
	Valuation	March 31, 2023	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$953,918	Discount Rate	6.9% - 26.2%	13.0%
			Third Party Broker Quote	5.1 - 96.5	93.9
	Market Approach	41,923	Cost	94.1 - 98.1	97.9
	Enterprise Value Waterfall Approach	5,143	EBITDA Multiple	9.4x - 9.4x	9.4x
			Discount Rate	27.2% - 27.2%	27.2%
Second lien loans	Income Approach	32,226	Discount Rate	18.3% - 34.3%	25.1%
			Third Party Broker Quote	61.3 - 61.3	61.3
	Enterprise Value Waterfall Approach	3,594	EBITDA Multiple	9.4x - 9.4x	9.4x
			Discount Rate	27.2% - 27.2%	27.2%
Subordinated debt	Market Approach	205	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	586	EBITDA Multiple	6.0x - 7.7x	6.6x
			Discount Rate	20.2% - 25.0%	21.8%
Preferred equity	Enterprise Value Waterfall Approach	59,518	EBITDA Multiple	4.7x - 16.7x	9.8x
			Discount Rate	11.7% - 30.8%	17.1%
	Market Approach	3,875	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	53,064	EBITDA Multiple	5.5x - 18.6x	9.5x
			Discount Rate	11.4% - 36.6%	18.2%
	Market Approach	1,080	Exit Value	100.0 - 100.0	100.0
Total Level 3 Investments		$1,155,132

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three and six months ended September 30, 2023 and 2022, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2023 and 2022 (in thousands):

	Fair Value March 31, 2023	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security[2]	Fair Value September 30, 2023	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,000,984	$(5,395)	$200,986	$(40,307)	$2,678	$(13,875)	$(3,791)	$1,141,280	$(5,740)
Second lien loans	35,820	2,184	126	(1,114)	18	—	—	37,034	2,181
Subordinated debt	791	(28)	—	(20)	17	—	—	760	(28)
Preferred equity	63,393	(1,345)	4,392	—	—	—	—	66,440	(1,345)
Common equity & warrants	54,144	(3,030)	3,127	—	—	(3,402)	3,791	54,630	(3,217)
Total Investments	$1,155,132	$(7,614)	$208,631	$(41,441)	$2,713	$(17,277)	$—	$1,300,144	$(8,149)

	Fair Value March 31, 2022	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value September 30, 2022	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$739,872	$(8,608)	$211,433	$(85,598)	$1,694	$—	$(6,238)	$852,555	$(10,824)
Second lien loans	52,645	(4,461)	2,862	(142)	225	(692)	—	50,437	(2,945)
Subordinated debt	1,317	(915)	—	—	57	—	—	459	(914)
Preferred equity	44,663	(990)	2,859	—	—	—	6,238	52,770	(991)
Common equity & warrants	40,514	9,568	1,480	—	—	(1,749)	—	49,813	9,576
Total Investments	$879,011	$(5,406)	$218,634	$(85,740)	$1,976	$(2,441)	$—	$1,006,034	$(6,098)

1Includes purchases of new investments, as well as discount accretion on existing investments.
2Represents the allocation of cost basis from first lien debt to warrants.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of September 30, 2023, the Company’s asset coverage was 229%.

The Company had the following borrowings outstanding as of September 30, 2023 and March 31, 2023 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium(1)	Recorded Value
September 30, 2023
SBA Debentures	$130,000	$(3,624)	$126,376
Credit Facility	250,000	—	250,000
January 2026 Notes	140,000	(780)	139,220
October 2026 Notes	150,000	(2,367)	147,633
August 2028 Notes	71,875	(2,437)	69,438
	$741,875	$(9,208)	$732,667

March 31, 2023
SBA Debentures	$120,000	$(3,670)	$116,330
Credit Facility	235,000	—	235,000
January 2026 Notes	140,000	(949)	139,051
October 2026 Notes	150,000	(2,737)	147,263
	$645,000	$(7,356)	$637,644
(1)The unamortized debt issuance costs for the Credit Facility are reflected as Debt issuance costs on the Consolidated Statements of Assets and Liabilities.

Credit Facility

In August 2016, CSWC entered into a senior secured revolving credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities.

On August 2, 2023, the Company entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement (as amended or otherwise modified from time to time, the "Credit Agreement"). Borrowings under the Credit Facility accrue interest at a rate equal to the applicable Adjusted Term SOFR plus 2.15% per annum. The Credit Agreement (1) increased commitments under the Credit Facility from $400 million to $435 million from a diversified group of lenders; (2) added an uncommitted accordion feature that could increase the maximum commitments up to $750 million; (3) extended the end of the Credit Facility's revolving period from August 9, 2025 to August 2, 2027 and extended the final maturity from August 9, 2026 to August 2, 2028; and (4) amended several financial covenants.

CSWC pays unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining a minimum senior coverage ratio of 2.00 to 1, (4) maintaining a minimum shareholders’ equity, (5) maintaining a minimum consolidated net worth, (6) maintaining a regulatory asset coverage of not less than 150%, and (7) maintaining an interest coverage ratio of at least 2.00 to 1.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of September 30, 2023, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held by SBIC I.

At September 30, 2023, CSWC had $250.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $4.3 million and $9.3 million for the three and six months ended September 30, 2023, respectively. For the three and six months ended September 30, 2022, CSWC recognized interest expense of $2.9 million and $4.8 million, respectively. The weighted average interest rate on the Credit Facility was 7.70% and 7.52% and for the three and six months ended September 30, 2023, respectively. For the three and six months ended September 30, 2022, the weighted average interest rate on the Credit Facility was 4.46% and 3.86%, respectively. Average borrowings for the three and six months ended September 30, 2023 were $185.1 million and $106.1 million, respectively. For the three and six months ended September 30, 2022, average borrowings were $214.6 million and $198.8 million, respectively. As of September 30, 2023 and 2022, CSWC was in compliance with all financial covenants under the Credit Agreement.

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

As of September 30, 2023, the carrying amount, which includes unamortized debt issuance costs, of the January 2026 Notes was $139.2 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of September 30, 2023, the fair value of the January 2026 Notes was $117.3 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million and $3.3 million, respectively, for each of the three and six months ended September 30, 2023 and 2022. For each of the three and six months ended September 30, 2023 and 2022, average borrowings were $140.0 million.

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

As of September 30, 2023, the carrying amount, which includes unamortized debt issuance costs, of the October 2026 Notes was $147.6 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of September 30, 2023, the fair value of the October 2026 Notes was $126.1 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $1.5 million and $2.9 million for the three and six months ended September 30, 2023, respectively. For the three and six months ended September 30, 2022, the Company recognized interest expense of $1.4 million and $2.9 million, respectively. For each of the three and six months ended September 30, 2023 and 2022, average borrowings were $150.0 million.

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

As of September 30, 2023, the carrying amount, which includes unamortized debt issuance costs, of the August 2028 Notes was $69.4 million on an aggregate principal amount of $71.9 million at a weighted average effective yield of 7.75%. As of September 30, 2023, the fair value of the August 2028 Notes was $73.6 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the August 2028 Notes, including amortization of deferred issuance costs, of $1.5 million and $1.8 million for the three and six months ended September 30, 2023, respectively. Since the issuance of the August 2028 Notes on June 14, 2023 through September 30, 2023, average borrowings were $71.9 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of September 30, 2023, SBIC I had regulatory capital of $87.5 million and leverageable capital of $79.0 million. As of September 30, 2023, all approved SBA Debenture commitments have been utilized.

As of September 30, 2023, the carrying amount of SBA Debentures was $126.4 million on an aggregate principal amount of $130.0 million. As of September 30, 2023, the fair value of the SBA Debentures was $116.2 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC 820. The Company recognized interest expense and fees related to SBA Debentures of $1.5 million and $2.9 million for the three and six months ended September 30, 2023, respectively. For the three and six months ended September 30, 2022, the Company recognized interest expense of $0.6 million and $1.0 million, respectively. The weighted average interest rate on the SBA Debentures was 4.23% and 4.09% for the three and six months ended September 30, 2023, respectively. For the three and six months ended September 30, 2022, the weighted average interest rate on the SBA Debentures was 2.58% and 2.55%, respectively. For the three and six months ended September 30, 2023, average borrowings were $128.2 million and $126.0 million, respectively. For the three and six months ended September 30, 2022, average borrowings were $80.0 million and $65.9 million, respectively.

As of September 30, 2023, the Company's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	September 30, 2023
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
			$130,000

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

As of September 30, 2023, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the quarter ended September 30, 2023, CSWC declared and paid a quarterly dividend in the amount of $24.8 million, or $0.62 per share ($0.56 per share in regular dividends and $0.06 per share in supplemental dividends). During the quarter ended June 30, 2023, CSWC declared and paid a quarterly dividend in the amount of $22.9 million, or $0.59 per share ($0.54 per share in regular dividends and $0.05 per share in supplemental dividends). During the quarter ended March 31, 2023, CSWC declared and paid a quarterly dividend in the amount of $20.9 million, or $0.58 per share ($0.53 per share in regular dividends and $0.05 per share in supplemental dividends).

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the six months ended September 30, 2023 and 2022:

	Six Months Ended September 30,
Reconciliation of RIC Distributable Income[1]	2023	2022
Net increase in net assets from operations	$46,436	$11,968
Net unrealized (appreciation) depreciation on investments	(7,439)	8,599
(Expense/loss) income/gain recognized for tax on pass-through entities	(4,184)	35
(Gain) loss recognized on dispositions	(1,641)	(159)
Capital loss carryover[2]	16,733	6,622
Net operating income - wholly-owned subsidiary	(2,990)	(1,568)
Dividend income from wholly-owned subsidiary	—	745
Non-deductible tax expense	252	251
Loss on extinguishment of debt	(1,363)	(1,363)
Non-deductible compensation	1,785	1,644
Compensation related book/tax differences	(3,851)	(3,583)
Interest on non-accrual loans	2,999	1,992
Other book/tax differences	2,525	805
Estimated distributable income before deductions for distributions	$49,262	$25,988

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At September 30, 2023, the Company had long-term capital loss carryforwards of $46.9 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.

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

As of September 30, 2023, the cost of investments held at the RIC for U.S. federal income tax purposes was $1,304.5 million, with such investments having gross unrealized appreciation of $17.3 million and gross unrealized depreciation of $71.0 million, resulting in net unrealized depreciation of $53.7 million. As of September 30, 2023, the cost of investments held at the Taxable Subsidiary for U.S. federal income tax purposes was $45.1 million, with such investments having gross unrealized appreciation of $62.0 million and gross unrealized depreciation of $4.3 million, resulting in net unrealized appreciation of $57.7 million. On a consolidated basis, the total investment portfolio has net unrealized appreciation of $4.0 million for U.S. federal income tax purposes.

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of September 30, 2023 and March 31, 2023, the Taxable Subsidiary had a deferred tax liability of $10.4 million and $12.1 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of September 30, 2023 and March 31, 2023 (amounts in thousands):

	September 30, 2023	March 31, 2023
Deferred tax asset:
Net operating loss carryforwards	$159	$—
Interest	966	219
Total deferred tax asset	1,125	219
Deferred tax liabilities:
Net unrealized appreciation on investments	(10,350)	(11,413)
Net basis differences in portfolio investments	(1,133)	(923)
Total deferred tax liabilities	(11,483)	(12,336)
Total net deferred tax (liabilities) assets	$(10,358)	$(12,117)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended September 30, 2023, we recognized a net income tax benefit of $0.8 million, principally consisting of a $0.1 million accrual for U.S. federal excise tax and a $0.9 million tax benefit relating to the Taxable Subsidiary. For the six months ended September 30, 2023, we recognized a net income tax benefit of $0.3 million, principally consisting of a $0.3 million accrual for U.S. federal excise tax and a $0.6 million tax benefit relating to the Taxable Subsidiary. For the three months ended September 30, 2022, we recognized a net income tax provision of $0.5 million, principally consisting of a $0.2 million accrual for U.S. federal excise tax and $0.3 million of tax provision relating to the Taxable Subsidiary. For the six months ended September 30, 2022, we recognized a net income tax provision of $0.7 million, principally consisting of a $0.3 million accrual for U.S. federal excise tax and a $0.4 million tax provision relating to the Taxable Subsidiary.

Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2020 through December 31, 2022.

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended September 30,
	2023	2022
Number of shares sold	1,100,000	1,381,716
Gross proceeds received (in thousands)	$22,844	$26,913
Net proceeds received (in thousands)[1]	$22,501	$26,509
Weighted average price per share	$20.77	$19.48

	Six Months Ended September 30,
	2023	2022
Number of shares sold	3,627,458	3,644,568
Gross proceeds received (in thousands)	$68,416	$73,666
Net proceeds received (in thousands)[1]	$67,390	$72,561
Weighted average price per share	$18.86	$20.21

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses.

Cumulative to date, the Company has sold 20,240,580 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.41, raising $413.1 million of gross proceeds. Net proceeds were $406.5 million after commissions to the sales agents on shares sold. As of September 30, 2023, the Company has $236.9 million available under the Equity ATM Program.

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

The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Three Months Ended September 30,
	2023	2022
Number of shares repurchased	—	—
Aggregate cost of shares repurchased (in thousands)	$—	$—
Weighted average price per share	$—	$—

	Six Months Ended September 30,
	2023	2022
Number of shares repurchased	46,581	29,673
Aggregate cost of shares repurchased (in thousands)	$924,955	$641
Weighted average price per share	$19.86	$21.60

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and six months ended September 30, 2023 and 2022, the Company did not repurchase any shares under the share repurchase program.

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

In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of September 30, 2023, there are 722,267 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of September 30, 2023, there were 96,695 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

During the three months ended September 30, 2023 and 2022, we recognized total share based compensation expense of $1.2 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $1.1 million (of which $35.5 thousand was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued. During the six months ended September 30, 2023 and 2022, we recognized total share based compensation expense of $2.2 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $1.9 million (of which $35.5 thousand was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued.

As of September 30, 2023, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $10.6 million, which will be amortized over the weighted-average vesting period of approximately 2.8 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of September 30, 2023:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2023	432,711	$21.61	2.4
Granted	284,407	19.86	—
Vested	(139,386)	20.91	—
Forfeited	(1,791)	23.91	—
Unvested at September 30, 2023	575,941	$20.91	2.8

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of September 30, 2023:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2023	12,105	$20.66	0.4
Granted	11,200	—	—
Vested	(12,105)	—	—
Forfeited	—	—	—
Unvested at September 30, 2023	11,200	$22.33	0.9

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended September 30, 2023 and 2022, we made matching contributions of approximately $34.5 thousand and $31.4 thousand, respectively. During each of the six months ended September 30, 2023 and 2022, we made matching contributions of approximately $0.1 million.

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

The balances of unfunded debt commitments as of September 30, 2023 and March 31, 2023 were as follows (amounts in thousands):

	September 30,	March 31,
Portfolio Company	2023	2023
Revolving Loans
Acacia BuyerCo V LLC	$2,000	$2,000
Acceleration, LLC	2,800	1,300
Air Conditioning Specialist, Inc.	175	1,200
American Teleconferencing Services, Ltd.	—	154
ArborWorks, LLC	—	1,000
ATS Operating, LLC	1,500	2,000
Bond Brand Loyalty ULC	2,000	—
Catbird NYC, LLC	2,500	4,000
Cavalier Buyer, Inc.	2,000	2,000
Central Medical Supply LLC	1,200	1,200
Damotech Inc.	3,000	—
Edge Autonomy Holdings, LLC	4,000	—
Exact Borrower, LLC	2,500	2,500
FM Sylvan, Inc.	10,000	8,000
FS Vector LLC	2,000	—
Gains Intermediate, LLC	2,500	2,500
GPT Industries, LLC	3,000	3,000
GrammaTech, Inc.	2,500	2,500
Gulf Pacific Acquisition, LLC	1,010	657
HH-Inspire Acquisition, Inc.	199	—
Institutes of Health, LLC	1,000	—
ISI Enterprises, LLC	2,000	2,000
Island Pump and Tank, LLC	1,500	1,000
ITA Holdings Group, LLC	3,525	—
Lash OpCo, LLC	202	138
Lighting Retrofit International, LLC	2,083	2,083
Lightning Intermediate II, LLC	1,296	1,852
LKC Technologies, Inc.	2,000	—
Mako Steel LP	1,509	943
Microbe Formulas LLC	1,627	1,627
Muenster Milling Company, LLC	7,000	7,000
New Skinny Mixes, LLC	2,250	4,000
NinjaTrader, Inc.	2,500	2,500

	September 30,	March 31,
Portfolio Company	2023	2023
NWN Parent Holdings, LLC	1,800	480
Opco Borrower, LLC	833	833
Outerbox, LLC	2,000	2,000
Pipeline Technique Ltd.	1,944	2,833
Roof OpCo, LLC	3,056	3,056
Roseland Management, LLC	1,700	1,425
RTIC Subsidiary Holdings LLC	658	548
Shearwater Research, Inc.	2,446	2,446
SIB Holdings, LLC	23	—
South Coast Terminals LLC	1,935	1,935
Spotlight AR, LLC	2,000	2,000
Swensons Drive-In Restaurants, LLC	1,500	—
Systec Corporation	—	400
Versicare Management LLC	2,500	2,500
Wall Street Prep, Inc.	1,000	1,000
Well-Foam, Inc.	4,500	4,500
Winter Services Operations, LLC	4,444	4,444
Total Revolving Loans	105,715	87,554
Delayed Draw Term Loans
AAC New Holdco Inc.	166	199
Acacia BuyerCo V LLC	2,500	2,500
Acceleration, LLC	—	5,000
Central Medical Supply LLC	1,400	1,400
CityVet, Inc.	5,000	—
Damotech Inc.	3,000	—
Exact Borrower, LLC	—	2,500
Gains Intermediate, LLC	5,000	5,000
Gulf Pacific Acquisition, LLC	1,212	1,212
Infolinks Media Buyco, LLC	900	2,250
ITA Holdings Group, LLC	2,969	—
KMS, LLC	—	2,286
New Skinny Mixes, LLC	3,000	3,000
NinjaTrader, Inc.	—	4,692
Versicare Management LLC	—	2,600
Winter Services Operations, LLC	—	4,444
Total Delayed Draw Term Loans	25,147	37,083
Total Unfunded Debt Commitments	$130,862	$124,637

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	September 30, 2023	March 31, 2023
Unfunded Debt Commitments
Expiring during:
2024	$11,566	$31,625
2025	15,911	10,637
2026	10,021	6,712
2027	35,880	38,062
2028	39,149	35,318
2029	18,335	2,283
Total Unfunded Debt Commitments	$130,862	$124,637

The balances of unfunded equity commitments as of September 30, 2023 and March 31, 2023 were as follows (amounts in thousands):

	September 30, 2023	March 31, 2023
Unfunded Equity Commitments
Catbird NYC, LLC	$125	$125
Infolinks Media Buyco, LLC	412	412
Total Unfunded Equity Commitments	$537	$537

As of September 30, 2023, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2023, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2024, $0.2 million expire in April 2024 and $0.3 million expire in August 2024. As of September 30, 2023, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

Total lease expense incurred for each of the three months ended September 30, 2023 and 2022 was $63.1 thousand. Total lease expense incurred for each of the six months ended September 30, 2023 and 2022 was $126.1 thousand. As of both September 30, 2023 and March 31, 2023, the asset related to the operating lease was $1.8 million and the lease liability was $2.7 million and $2.8 million, respectively. As of September 30, 2023, the remaining lease term was 9.0 years and the discount rate was 7.70%.

The following table shows future minimum payments under the Company's operating leases as of September 30, 2023 (in thousands):

Year ending March 31,	Rent Commitment
2024	$206
2025	416
2026	426
2027	436
2028	446
Thereafter	2,132
Total	$4,062

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

During each of the three and six months ended September 30, 2023 and 2022, we did not receive any management fees from our portfolio companies. As of September 30, 2023 and March 31, 2023, we had dividends receivable from I-45 SLF LLC of $2.2 million and $1.9 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities. Additionally, we recognized administrative fee income from I-45 SLF LLC of $21.0 thousand and $45.4 thousand, respectively, for the three and six months ended September 30, 2023, which was included in fee income on the Consolidated Statement of Operations.

12.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the six months ended September 30, 2023 and 2022 (share amounts presented in thousands).

	Six Months Ended
	September 30,
Per Share Data:	2023	2022
Investment income[1]	$2.15	$1.84
Operating expenses[1]	(0.82)	(0.81)
Income taxes[1]	0.01	(0.02)
Net investment income[1]	1.34	1.01
Net realized (loss) gain, net of tax[1]	(0.32)	(0.24)
Net unrealized appreciation (depreciation) on investments, net of tax[1]	0.19	(0.32)
Realized loss on extinguishment of debt[1]	(0.01)	—
Total increase from investment operations	1.20	0.45
Accretive effect of share issuances and repurchases	0.20	0.39
Dividends to shareholders	(1.21)	(1.13)
Issuance of restricted stock[2]	(0.13)	(0.14)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.05)	(0.01)
Share based compensation expense	0.06	0.07
Other[3]	0.02	0.04
Increase (decrease) in net asset value	0.09	(0.33)
Net asset value
Beginning of period	16.37	16.86
End of period	$16.46	$16.53

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	9.90%	9.76%
Ratio of net investment income to average net assets[4]	16.15%	12.07%
Portfolio turnover	4.59%	9.01%
Total investment return[5]	36.14%	(24.06)%
Total return based on change in NAV[6]	7.94%	4.74%

Per share market value at the end of the period	$22.90	$16.94
Weighted-average basic and diluted shares outstanding	38,654	26,757
Common shares outstanding at end of period	39,951	28,782

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

13.    SUBSEQUENT EVENTS

On October 11, 2023, after receiving the requisite shareholder approval, the Company filed an amendment to its Amended and Restated Articles of Incorporation with the office of the Secretary of State of the State of Texas to increase the amount of authorized shares of common stock from 40,000,000 to 75,000,000.

On October 25, 2023, the Board of Directors declared a total dividend of $0.63 per share, comprised of a regular dividend of $0.57 and a supplemental dividend of $0.06, for the quarter ending December 31, 2023. The record date for the dividend is December 15, 2023. The payment date for the dividend is December 29, 2023.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	September 30, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2023
Control Investments
I-45 SLF LLC	80% LLC equity interest	$—	$4,310	$51,256	$—	$—	$—	$2,166	$53,422
Total Control Investments		$—	$4,310	$51,256	$—	$—	$—	$2,166	$53,422

Affiliate Investments
Air Conditioning Specialists, Inc.	Revolving Loan	$825	$41	$800	$604	$(575)	$15	$(19)	$825
	First Lien	14,836	1,577	27,438	1,356	(13,897)	174	(235)	14,836
	766,738.93 Preferred Units	—	—	1,202	—	—	—	900	2,102
Catbird NYC, LLC	Revolving Loan	1,500	19	—	1,508	—	—	(8)	1,500
	First Lien	15,300	984	15,500	31	(200)	—	(31)	15,300
	1,000,000 Class A Units	—	6	1,658	—	—	—	—	1,658
	500,000 Class B Units	—	1	714	—	—	—	—	714
Central Medical Supply LLC	Revolving Loan	300	29	296	3	—	—	1	300
	First Lien	7,506	586	7,402	22	—	—	82	7,506
	Delayed Draw Term Loan	100	14	99	3	—	—	(2)	100
	1,987,930 Preferred Units	—	—	357	121	—	—	369	847
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	59	3,215	—	(3,402)	1,902	(1,715)	—
Delphi Intermediate Healthco LLC	First Lien	—	—	—	—	—	(1,649)	1,649	—
	First Lien	—	—	—	—	—	(1,829)	1,829	—
	Protective Advance	—	—	—	—	—	(1,448)	1,448	—
	1,681.04 Common Units	—	—	—	—	—	(3,615)	3,615	—

Portfolio Company	Type of Investment (1)	September 30, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2023
Dynamic Communities, LLC	First Lien - Term Loan A	4,038	194	3,823	194	—	—	(3)	4,014
	First Lien - Term Loan B	4,101	234	3,843	234	—	—	(1)	4,076
	250,000 Class A Preferred units	—	—	625	—	—	—	—	625
	5,435,211.03 Class B Preferred units	—	—	2,218	—	—	—	—	2,218
	255,984.22 Class C Preferred units	—	—	—	—	—	—	—	—
	2,500,000 Common units	—	—	—	—	—	—	—	—
GPT Industries, LLC	Revolving Loan	—	14	—	6	—	—	(6)	—
	First lien	6,073	443	6,030	9	(77)	—	111	6,073
	1,000,000 Class A Preferred Units	—	—	1,000	—	—	—	469	1,469
GrammaTech, Inc.	Revolving Loan	—	4	—	4	—	—	(4)	—
	First Lien	2,000	657	10,031	17	(8,031)	39	(56)	2,000
	1,000 Class A units	—	—	—	—	—	—	—	—
	360.06 Class A-1 units	—	—	372	—	—	—	(372)	—
ITA Holdings Group, LLC	Revolving Loan	—	269	7,014	(34)	(7,005)	—	25	—
	First Lien - Term Loan	—	282	10,114	6	(10,145)	—	25	—
	First Lien - Term Loan B	—	189	5,068	17	(5,073)	—	(12)	—
	First Lien - PIK Note A	—	88	3,255	168	(3,427)	—	4	—
	First Lien - PIK Note B	—	3	128	6	(134)	—	—	—
	First Lien - Term Loan	12,901	665	—	10,850	—	—	2,051	12,901
	First Lien - Term Loan B	12,901	734	—	10,846	—	—	2,055	12,901
	Delayed Draw Term Loan	—	6	—	(28)	—	—	28	—
	Warrants	—	—	4,046	—	—	—	(41)	4,005
	Warrants	—	—	—	3,791	—	—	78	3,869
	9.25% Class A membership interest	—	25	4,348	—	—	—	(1,974)	2,374

Portfolio Company	Type of Investment (1)	September 30, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2023
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	—	5	—	—	—	—	—	—
	First Lien	5,117	196	5,143	—	(26)	—	(138)	4,979
	Second Lien	5,208	—	3,594	—	—	—	1,323	4,917
	208,333.3333 Series A Preferred units	—	—	—	—	—	—	—	—
	203,124.9999 Common units	—	—	—	—	—	—	—	—
Outerbox, LLC	Revolving Loan	—	6	—	3	—	—	(3)	—
	First Lien	14,625	918	14,552	20	—	—	53	14,625
	6,308.2584 Class A common units	—	—	773	—	—	—	—	773
Roseland Management, LLC	Revolving Loan	300	38	555	8	(275)	—	10	298
	First Lien	14,978	917	14,524	12	(72)	—	424	14,888
	3,364 Class A-2 Units	—	—	694	—	—	—	36	730
	1,100 Class A-1 units	—	—	161	—	—	—	12	173
	16,084 Class A units	—	—	422	—	—	—	174	596
Sonobi, Inc.	500,000 Class A Common units	—	—	1,749	—	—	—	253	2,002
STATinMED, LLC	First Lien	7,561	276	7,288	272	—	—	(491)	7,069
	Delayed Draw Term Loan	—	1	122	2	(124)	1	(1)	—
	4,718.62 Class A Preferred Units	—	—	3,767	—	—	—	(3,767)	—
	39,097.96 Class B Preferred Units	—	—	—	—	—	—	—	—
Student Resource Center LLC	First Lien	8,889	393	8,720	14	—	—	(14)	8,720
	10,502,487.46 Preferred units	—	—	5,845	—	—	—	—	5,845
	2,000,000 Preferred units	—	—	—	—	—	—	—	—
Total Affiliate Investments		$139,059	$9,873	$188,505	$30,065	$(52,463)	(6,410)	$8,131	$167,828
Total Control & Affiliate Investments		$139,059	$14,183	$239,761	$30,065	$(52,463)	$(6,410)	$10,297	$221,250

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

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” and other similar expressions identify forward-looking statements. These risks include risks related to changes in the markets in which the Company invests; changes in the financial and lending markets; interest rate volatility, including the replacement of LIBOR with alternate rates and rising interest rates; the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy; the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest; the impact of geopolitical conditions and its impact on financial market volatility, global economic markets and various sectors and industries; regulatory changes; changes in tax treatment; an economic downturn and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us; and our ability to operate our wholly owned subsidiary, Capital Southwest SBIC I, LP, as a small business investment company. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and in this Quarterly Report on Form 10-Q. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the six months ended September 30, 2023 and 2022, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.84% and 1.99%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of September 30, 2023 and March 31, 2023, our investment portfolio at fair value represented approximately 95.5% and 95.9% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — Fair Value Measurements in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

As of March 31, 2023, our Board of Directors was responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Beginning as of the fiscal quarter ended June 30, 2023, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee comprised of certain officers of the Company (the "Valuation Committee") as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. Our Valuation Committee and the Board of Directors believe that our investment portfolio as of September 30, 2023 and March 31, 2023, respectively, reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2023, investments on non-accrual status represented approximately 2.0% of our total investment portfolio's fair value and approximately 2.9% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost.

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

INVESTMENT PORTFOLIO COMPOSITION

The total value of our investment portfolio was $1,353.6 million as of September 30, 2023, as compared to $1,206.4 million as of March 31, 2023. As of September 30, 2023, we had investments in 95 portfolio companies with an aggregate cost of $1,361.0 million. As of March 31, 2023, we had investments in 86 portfolio companies with an aggregate cost of $1,220.2 million.

As of September 30, 2023 and March 31, 2023, approximately $1,145.9 million, or 97.2%, and $1,002.9 million, or 96.7%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% were subject to contractual minimum interest rates. As of September 30, 2023 and March 31, 2023, the weighted average contractual minimum interest rate is 1.29% and 1.15%, respectively. As of September 30, 2023 and March 31, 2023, approximately $33.2 million, or 2.8%, and $34.7 million, or 3.3%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in portfolio companies as of September 30, 2023 and March 31, 2023 (excluding our investment in I-45 SLF LLC):

	September 30, 2023	March 31, 2023
	(dollars in thousands)
Number of portfolio companies (a)	94	85
Fair value	$1,300,144	$1,155,132
Cost	$1,280,155	$1,139,352
% of portfolio at fair value - debt	90.7%	89.8%
% of portfolio at fair value - equity	9.3%	10.2%
% of investments at fair value secured by first lien	87.8%	86.7%
Weighted average annual effective yield on debt investments (b)	13.5%	12.8%
Weighted average annual effective yield on total investments (c)	13.0%	12.1%
Weighted average EBITDA (d)	$19,997	$21,049
Weighted average leverage through CSWC security (e)	3.6x	4.0x

(a)At September 30, 2023 and March 31, 2023, we had equity ownership in approximately 62.8% and 62.4%, respectively, of our investments.
(b)The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of September 30, 2023 and March 31, 2023, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of September 30, 2023, investments on non-accrual status represented approximately 2.0% of our total investment portfolio's fair value and approximately 2.9% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost.

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
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the three months ended September 30, 2023, ten portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2023, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the three months ended September 30, 2023, ten portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2023, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
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

We also have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including rapidly rising interest rates and volatility in the banking systems, particularly with small and regional banks), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine, conflict in the Middle East, and U.S. and China relations). In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities, and we have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of September 30, 2023 and March 31, 2023:

	As of September 30, 2023
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$162,854	13.8%
2	980,104	83.1
3	29,513	2.5
4	6,603	0.6
Total	$1,179,074	100.0%

	As of March 31, 2023
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$153,118	14.8%
2	839,456	80.9
3	44,726	4.3
4	295	0.0
Total	$1,037,595	100.0%

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

As of September 30, 2023, investments on non-accrual status represented approximately 2.0% of our total investment portfolio's fair value and approximately 2.9% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost.

Investment Activity

During the six months ended September 30, 2023, we made new debt investments totaling $146.0 million, follow-on debt investments totaling $40.5 million, and equity investments totaling $7.5 million. We received contractual principal repayments totaling approximately $31.5 million. We funded $12.0 million on revolving loans and received $9.9 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $17.3 million.

During the six months ended September 30, 2022, we made new debt investments totaling $156.1 million, follow-on debt investments totaling $36.5 million, and equity investments totaling $4.3 million. We received contractual principal repayments totaling approximately $14.0 million and full prepayments of approximately $61.1 million. We funded $19.9 million on revolving loans and received $10.6 million in repayments on revolving loans. In addition, we received proceeds from sales of equity investments totaling $2.4 million.

Total portfolio investment activity for the six months ended September 30, 2023 and 2022 was as follows (dollars in thousands):

Six months ended September 30, 2023	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$1,000,984	$35,820	$791	$117,537	$51,256	$1,206,388
New investments	198,492	—	—	7,519	—	206,011
Proceeds from sales of investments	(13,875)	—	—	(3,402)	—	(17,277)
Principal repayments received	(40,307)	(1,114)	(20)	—	—	(41,441)
Conversion/exchange of security[1]	(3,791)	—	—	3,791	—	—
PIK interest earned	2,678	18	17	—	—	2,713
Accretion of loan discounts	2,494	126	—	—	—	2,620
Realized (loss) gain	(10,114)	2	—	(1,712)	—	(11,824)
Unrealized gain (loss)	4,719	2,182	(28)	(2,663)	2,166	6,376
Fair value, end of period	$1,141,280	$37,034	$760	$121,070	$53,422	$1,353,566
1Represents the allocation of cost basis from first lien debt to warrants.

Six months ended September 30, 2022	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$739,872	$52,645	$1,317	$85,177	$57,603	$936,614
New investments	209,749	2,735	—	4,339	—	216,823
Proceeds from sales of investments	—	(692)	—	(1,749)	—	(2,441)
Principal repayments received	(85,598)	(142)	—	—	—	(85,740)
Conversion of security	(6,238)	—	—	6,238	—	—
PIK interest earned	1,694	225	57	—	—	1,976
Accretion of loan discounts	1,684	127	—	—	—	1,811
Realized (loss) gain	1,062	(2,292)	—	(4,858)	—	(6,088)
Unrealized (loss) gain	(9,670)	(2,169)	(915)	13,436	(6,706)	(6,024)
Fair value, end of period	$852,555	$50,437	$459	$102,583	$50,897	$1,056,931

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of four elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized (loss) gain on investments, net of tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized (depreciation) appreciation on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with stated cost. The “Net realized (loss) gain on investments before income tax” and “Net unrealized appreciation (depreciation) on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized loss on extinguishment of debt”, which is the acceleration of unamortized deferred fees associated with amendments to the Credit Facility that trigger a debt extinguishment or, in relation to notes payable, the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs and any "make-whole" premium payable at the time of the debt extinguishment .

Comparison of three months ended September 30, 2023 and September 30, 2022

	Three Months Ended
	September 30,		Net Change
	2023	2022	Amount	%
	(in thousands)
Total investment income	$42,777	$26,799	$15,978	59.6%
Interest expense	(10,481)	(6,629)	(3,852)	58.1%
Other operating expenses	(5,885)	(5,192)	(693)	13.3%
Income before taxes	26,411	14,978	11,433	76.3%
Income tax (benefit) provision	(783)	534	(1,317)	(246.6)%
Net investment income	27,194	14,444	12,750	88.3%
Net realized gain (loss) on investments, net of tax	390	(8,635)	9,025	104.5%
Net unrealized (depreciation) appreciation on investments, net of tax	(4,599)	3,649	(8,248)	(226.0)%
Realized loss on extinguishment of debt	(361)	—	(361)	100.0%
Net increase (decrease) in net assets from operations	$22,624	$9,458	$13,166	139.2%

Investment Income

Total investment income consisted of interest income, dividend income, fee income and other income for each applicable period. For the three months ended September 30, 2023, we reported investment income of $42.8 million, a $16.0 million, or 59.6%, increase as compared to the three months ended September 30, 2022. The increase was primarily due to a $16.0 million increase in interest income generated from our debt investments due to a 29.6% increase in the cost basis of debt investments held by us from $924.6 million to $1,198.0 million year-over-year and an increase in weighted average yield on investments. The increase in weighted average yield on investments was primarily due to rising benchmark interest rates.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended September 30, 2023, our total interest expense was $10.5 million, an increase of $3.9 million, as compared to the total interest expense of $6.6 million for the three months ended September 30, 2022. The increase was primarily attributable to an increase in average borrowings outstanding and an increase in the weighted average interest rate on our total debt from 3.93% to 5.42% for the three months ended September 30, 2022 and September 30, 2023, respectively. This increase in the weighted average interest rate was primarily due to an increase to the base rate on our Credit Facility (as defined below) and the issuance of the October 2026 Notes.

Salaries, General and Administrative Expenses

For the three months ended September 30, 2023, our total employee compensation expense (including both cash and share-based compensation) increased by $0.3 million, or 7.7%, as compared to the total employee compensation expense for the three months ended September 30, 2022. For the three months ended September 30, 2023, our total general and administrative expense was $2.3 million, an increase of $0.4 million or 23.3%, as compared to the total general and administrative expense of $1.9 million for the three months ended September 30, 2022. The increase was attributable to $0.1 million in costs incurred during the three months ended September 30, 2023 associated with a special meeting of shareholders held on October 11, 2023, as well as $0.3 million of individually immaterial increases across several general operating expenses.

Net Investment Income

For the three months ended September 30, 2023, income before taxes increased by $11.4 million, or 76.3%. Net investment income increased from the prior year period by $12.8 million, or 88.3%, to $27.2 million as a result of a $16.0 million increase in total investment income and a $1.3 million decrease in income tax provision, partially offset by a $3.9 million increase in interest expense.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $0.4 million for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$—	$302	$—	$23	$325
Equity	—	—	—	65	65
Total net realized gain (loss)	$—	$302	$—	$88	$390
(1)Included in other is a $28.0 thousand income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $8.6 million for the three months ended September 30, 2022:

	Three Months Ended September 30, 2022
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(2,330)	$158	$(211)	$20	$(2,363)
Equity	—	—	(6,107)	(165)	(6,272)
Total net realized (loss) gain	$(2,330)	$158	$(6,318)	$(145)	$(8,635)
(1)Included in other is a $0.1 million income tax benefit related to realized losses on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $4.6 million for the three months ended September 30, 2023 (amounts in thousands):

	Three Months Ended September 30, 2023
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains) losses recognized during the current period	$(105)	$—	$—	$(105)
Net unrealized (depreciation) appreciation relating to portfolio investments	(3,119)	(2,935)[1]	1,560	(4,494)
Total net unrealized (depreciation) appreciation on investments	$(3,224)	$(2,935)	$1,560	$(4,599)
1Includes a deferred tax benefit of $1.1 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized appreciation on investments of $3.6 million for the three months ended September 30, 2022 (amounts in thousands):

	Three Months Ended September 30, 2022
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$3,784	$6,107	$—	$9,891
Net unrealized (depreciation) appreciation relating to portfolio investments	(9,759)	4,321[1]	(804)	(6,242)
Total net unrealized appreciation (depreciation) on investments	$(5,975)	$10,428	$(804)	$3,649
1 Includes a deferred tax provision of $1.5 million associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the three months ended September 30, 2023, we recognized a loss on extinguishment of debt of $0.4 million due to two non-extending lenders in connection with the Credit Agreement (as described below) entered into on August 2, 2023. During the three months ended September 30, 2022, we did not recognize any loss on extinguishment of debt.

Comparison of six months ended September 30, 2023 and September 30, 2022

	Six Months Ended
	September 30,		Net Change
	2023	2022	Amount	%
	(in thousands)
Total investment income	$83,138	$49,342	$33,796	68.5%
Interest expense	(20,162)	(12,113)	(8,049)	66.4%
Other operating expenses	(11,562)	(9,621)	(1,941)	20.2%
Income before taxes	51,414	27,608	23,806	86.2%
Income tax (benefit) provision	(336)	726	(1,062)	(146.3)%
Net investment income	51,750	26,882	24,868	92.5%
Net realized (loss) gain on investments, net of tax	(12,392)	(6,315)	(6,077)	96.2%
Net unrealized appreciation (depreciation) on investments, net of tax	7,439	(8,599)	16,038	186.5%
Realized loss on extinguishment of debt	(361)	—	(361)	100.0%
Net increase in net assets from operations	$46,436	$11,968	$34,468	288.0%

Investment Income

Total investment income consisted of interest income, dividend income, fee income and other income for each applicable period. For the six months ended September 30, 2023, we reported investment income of $83.1 million, a $33.8 million, or 68.5%, increase as compared to the six months ended September 30, 2022. The increase was primarily due to a $33.5 million increase in interest income generated from our debt investments due to a 29.6% increase in the cost basis of debt investments held by us from $924.6 million to $1,198.0 million year-over-year and an increase in weighted average yield on investments. The increase in weighted average yield was primarily due to rising benchmark interest rates.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the six months ended September 30, 2023, our total interest expense was $20.2 million, an increase of $8.0 million, as compared to the total interest expense of $12.1 million for the six months ended September 30, 2022. The increase was primarily attributable to an increase in average borrowings outstanding and an increase in the weighted average interest rate on our total debt from 3.73% to 5.33% for the six months ended September 30, 2022 and September 30, 2023, respectively. The increase in the weighted average interest rate was primarily due to an increase to the base rate on our Credit Facility and the issuance of the October 2026 Notes.

Salaries, General and Administrative Expenses

For the six months ended September 30, 2023, our total employee compensation expense (including both cash and share-based compensation) increased by $1.4 million, or 24.0%, as compared to the total employee compensation expense for the six months ended September 30, 2022. The increase was primarily due to an increase in accrued bonus compensation based on the Company's projected performance compared to its plan. For the six months ended September 30, 2023, our total general and administrative expense was $4.5 million, an increase of $0.6 million, or 14.6%, as compared to the total general and administrative expense of $3.9 million for the six months ended September 30, 2022. The increase was primarily attributable to an increase in costs associated with holding a special meeting of shareholders, an increase in insurance costs and an increase in expenses related to the Company's new office space.

Net Investment Income

For the six months ended September 30, 2023, income before taxes increased by $23.8 million, or 86.2%. Net investment income increased from the prior year period by $24.9 million, or 92.5%, to $51.8 million as a result of a $33.8 million increase in total investment income and a $1.1 million decrease in income tax provision, partially offset by a $8.0 million increase in interest expense.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $12.4 million for the six months ended September 30, 2023:

	Six Months Ended September 30, 2023
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(6,028)	$525	$(4,943)	$23	$(10,423)
Equity	1,902	—	(3,615)	(256)	(1,969)
Total net realized (loss) gain	$(4,126)	$525	$(8,558)	$(233)	$(12,392)
(1)Included in other is a $0.3 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $6.3 million for the six months ended September 30, 2022:

	Six Months Ended September 30, 2022
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(1,266)	$181	$(211)	$183	$(1,113)
Equity	1,253	—	(6,107)	(348)	(5,202)
Total net realized (loss) gain	$(13)	$181	$(6,318)	$(165)	$(6,315)
(1)Included in other is a $0.2 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized appreciation on investments of $7.4 million for the six months ended September 30, 2023 (amounts in thousands):

	Six Months Ended September 30, 2023
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains) losses recognized during the current period	$10,422	$1,900	$—	$12,322
Net unrealized (depreciation) appreciation relating to portfolio investments	(3,550)	(3,499)[1]	2,166	(4,883)
Total net unrealized appreciation (depreciation) on investments	$6,872	$(1,599)	$2,166	$7,439
1Includes a deferred tax benefit of $1.1 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized depreciation on investments of $8.6 million for the six months ended September 30, 2022 (amounts in thousands):

	Six Months Ended September 30, 2022
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$1,763	$4,850	$—	$6,613
Net unrealized (depreciation) appreciation relating to portfolio investments	(14,517)	6,010[1]	(6,705)	(15,212)
Total net unrealized (depreciation) appreciation on investments	$(12,754)	$10,860	$(6,705)	$(8,599)
1 Includes a deferred tax provision of $2.6 million associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the six months ended September 30, 2023, we recognized a loss on extinguishment of debt of $0.4 million due to two non-extending lenders in connection with the Credit Agreement entered into on August 2, 2023. During the six months ended September 30, 2022, we did not recognize any loss on extinguishment of debt.

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

Cash Flows

For the six months ended September 30, 2023, we experienced a net increase in cash and cash equivalents in the amount of $1.4 million. During the foregoing period, our operating activities used $104.4 million in cash, consisting primarily of new portfolio investments of $206.0 million, partially offset by $54.8 million from sales and repayments received from debt investments in portfolio companies and $3.4 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities provided cash of $105.9 million, consisting primarily of net proceeds from the issuance of the August 2028 Notes (as defined below) of $69.7 million, net proceeds from the Equity ATM Program of $67.4 million, net borrowings on our Credit Facility of $15.0 million and net proceeds from the issuance of SBA Debentures of $9.8 million, partially offset by cash dividends paid in the amount of $47.7 million. At September 30, 2023, the Company had cash and cash equivalents of approximately $23.0 million.

For the six months ended September 30, 2022, we experienced a net increase in cash and cash equivalents in the amount of $18.8 million. During that period, our operating activities used $95.6 million in cash, consisting primarily of new portfolio investments of $216.8 million, partially offset by $84.9 million from sales and repayments received from debt investments in portfolio companies and $1.7 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities provided cash of $114.5 million, consisting primarily of net proceeds from the Equity ATM Program of $72.6 million, net proceeds from the issuance of SBA debentures of $39.0 million and net borrowings on our Credit Facility of $35.0 million, partially offset by cash dividends paid in the amount of $30.9 million. At September 30, 2022, the Company had cash and cash equivalents of approximately $30.2 million.

Financing Transactions

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of September 30, 2023, the Company’s asset coverage was 229%.

Credit Facility

In August 2016, CSWC entered into a senior secured revolving credit facility (the “Credit Facility”) to provide additional liquidity to support its investment and operational activities.

On August 2, 2023, the Company entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement (as amended or otherwise modified from time to time, the "Credit Agreement"). Borrowings under the Credit Facility accrue interest at a rate equal to the applicable Adjusted Term SOFR plus 2.15% per annum. The Credit Agreement (1) increased commitments under the Credit Facility from $400 million to $435 million from a diversified group of lenders; (2) added an uncommitted accordion feature that could increase the maximum commitments up to $750 million; (3) extended the end of the Credit Facility's revolving period from August 9, 2025 to August 2, 2027 and extended the final maturity from August 9, 2026 to August 2, 2028; and (4) amended several financial covenants.

CSWC pays unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Credit Facility. The Credit Facility contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements, (2) maintaining RIC and BDC status, (3) maintaining a minimum senior coverage ratio of 2.00 to 1, (4) maintaining a minimum shareholders’ equity, (5) maintaining a minimum consolidated net worth, (6) maintaining a regulatory asset coverage of not less than 150%, and (7) maintaining an interest coverage ratio of at least 2.00 to 1.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of September 30, 2023, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held by SBIC I.

At September 30, 2023, CSWC had $250.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $4.3 million and $9.3 million for the three and six months ended September 30, 2023, respectively. For the three and six months ended September 30, 2022, CSWC recognized interest expense of $2.9 million and $4.8 million, respectively. The weighted average interest rate on the Credit Facility was 7.70% and 7.52% and for the three and six months ended September 30, 2023, respectively. For the three and six months ended September 30, 2022, the weighted average interest rate on the Credit Facility was 4.46% and 3.86%, respectively. Average borrowings for the three and six months ended September 30, 2023 were $185.1 million and $106.1 million, respectively. For the three and six months ended September 30, 2022, average borrowings were $214.6 million and $198.8 million, respectively. As of September 30, 2023 and 2022, CSWC was in compliance with all financial covenants under the Credit Agreement.

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

As of September 30, 2023, the carrying amount of the January 2026 Notes was $139.2 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of September 30, 2023, the fair value of the January 2026 Notes was $117.3 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million and $3.3 million, respectively, for each of the three and six months ended September 30, 2023 and 2022. For each of the three and six months ended September 30, 2023 and 2022, average borrowings were $140.0 million.

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

As of September 30, 2023, the carrying amount of the October 2026 Notes was $147.6 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of September 30, 2023, the fair value of the October 2026 Notes was $126.1 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $1.5 million and $2.9 million for the three and six months ended September 30, 2023, respectively. For the three and six months ended September 30, 2022, the Company recognized interest expense of $1.4 million and $2.9 million, respectively. For each of the three and six months ended September 30, 2023 and 2022, average borrowings were $150.0 million.

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

As of September 30, 2023, the carrying amount of the August 2028 Notes was $69.4 million on an aggregate principal amount of $71.9 million at a weighted average effective yield of 7.75%. As of September 30, 2023, the fair value of the August 2028 Notes was $73.6 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the August 2028 Notes, including amortization of deferred issuance costs, of $1.5 million and $1.8 million for the three and six months ended September 30, 2023, respectively. Since the issuance of the August 2028 Notes on June 14, 2023 through September 30, 2023, average borrowings were $71.9 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of September 30, 2023, SBIC I had regulatory capital of $87.5 million and leverageable capital of $79.0 million. As of September 30, 2023, all approved SBA Debenture commitments have been utilized.

As of September 30, 2023, the carrying amount of SBA Debentures was $126.4 million on an aggregate principal amount of $130.0 million. As of September 30, 2023, the fair value of the SBA Debentures was $116.2 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC 820. The Company recognized interest expense and fees related to SBA Debentures of $1.5 million and $2.9 million for the three and six months ended September 30, 2023, respectively. For the three and six months ended September 30, 2022, the Company recognized interest expense of $0.6 million and $1.0 million, respectively. The weighted average interest rate on the SBA Debentures was 4.23% and 4.09% for the three and six months ended September 30, 2023, respectively. For the three and six months ended September 30, 2022, the weighted average interest rate on the SBA Debentures was 2.58% and 2.55%, respectively. For the three and six months ended September 30, 2023, average borrowings were $128.2 million and $126.0 million, respectively. For the three and six months ended September 30, 2022, average borrowings were $80.0 million and $65.9 million, respectively.

As of September 30, 2023, the Company's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	September 30, 2023
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
			$130,000
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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended September 30,
	2023	2022
Number of shares sold	1,100,000	1,381,716
Gross proceeds received (in thousands)	$22,844	$26,913
Net proceeds received (in thousands)[1]	$22,501	$26,509
Weighted average price per share	$20.77	$19.48

	Six Months Ended September 30,
	2023	2022
Number of shares sold	3,627,458	3,644,568
Gross proceeds received (in thousands)	$68,416	$73,666
Net proceeds received (in thousands)[1]	$67,390	$72,561
Weighted average price per share	$18.86	$20.21

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses.

Cumulative to date, the Company has sold 20,240,580 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.41, raising $413.1 million of gross proceeds. Net proceeds were $406.5 million after commissions to the sales agents on shares sold. As of September 30, 2023, the Company has $236.9 million available under the Equity ATM Program.

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and six months ended September 30, 2023 and 2022, the Company did not repurchase any shares under the share repurchase program.

On April 26, 2023, the Board of Directors approved the cancellation of 2,339,512 shares of treasury stock, which increased authorized and unissued shares by the same amount.

Contractual Obligations

As shown below, we had the following contractual obligations as of September 30, 2023. For information on our unfunded investment commitments, see Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$4,062	$411	$852	$893	$1,906
Credit Facility (1)	344,513	19,577	39,046	285,890	—
January 2026 Notes (2)	155,750	6,300	149,450	—	—
October 2026 Notes (2)	167,718	5,062	10,125	152,531	—
August 2028 Notes (2)	99,727	5,570	11,141	83,016	—
	$771,770	$36,920	$210,614	$522,330	$1,906

(1)Amounts include interest payments calculated at an average rate of 7.70% of outstanding Credit Facility borrowings, which were $250.0 million as of September 30, 2023.
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

At September 30, 2023 and March 31, 2023, we had a total of approximately $131.4 million and $125.2 million, respectively, in currently unfunded commitments (as discussed in Note 10 - Commitments and Contingencies to the Consolidated Financial Statements). As of September 30, 2023, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2023, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2024, $0.2 million expire in April 2024 and $0.3 million expire in August 2024. As of September 30, 2023, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of September 30, 2023, the Company had cash and cash equivalents of $23.0 million and $184.4 million in available borrowings under the Credit Facility.

RECENT DEVELOPMENTS

On October 11, 2023, after receiving the requisite shareholder approval, the Company filed an amendment to its Amended and Restated Articles of Incorporation with the office of the Secretary of State of the State of Texas to increase the amount of authorized shares of common stock from 40,000,000 to 75,000,000.

On October 25, 2023, the Board of Directors declared a total dividend of $0.63 per share, comprised of a regular dividend of $0.57 and a supplemental dividend of $0.06, for the quarter ending December 31, 2023. The record date for the dividend is December 15, 2023. The payment date for the dividend is December 29, 2023.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk. Market risk includes risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy; overall market changes, including an increase in market volatility; interest rate volatility, including rising interest rates; inflationary pressures; legislative reform; and local, regional, national or global political, social or economic instability.

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including the replacement of LIBOR with alternate rates and a rising interest rate environment, to the extent our debt investments include floating interest rates. As of September 30, 2023, our portfolio is comprised entirely of floating rate investments that utilize SOFR.

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

Our interest expenses also will be affected by changes in the published SOFR rate in connection with our Credit Facility. The interest rates on the October 2026 Notes, the January 2026 Notes, the August 2028 Notes and SBA Debentures are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2023, we were not a party to any hedging arrangements.

As of September 30, 2023, approximately 97.2% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Our Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments and borrowings as of September 30, 2023.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(200 bps)	$(19,110)	$(0.48)
(150 bps)	(14,333)	(0.36)
(100 bps)	(9,555)	(0.24)
(50 bps)	(4,778)	(0.12)
50 bps	4,778	0.12

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of September 30, 2023.

During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended September 30, 2023, the Company did not repurchase any shares under the share repurchase program.

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

CAPITAL SOUTHWEST CORPORATION

October 31, 2023	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

October 31, 2023	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer