Form 10-Q
period 2023-12-31
CAPITAL SOUTHWEST CORP
filed 2024-01-30
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

42,981,139 shares of Common Stock, $0.25 value per share, as of January 26, 2024.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	December 31,	March 31,
	2023	2023

Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,101,342 and $947,829, respectively)	$1,124,887	$966,627
Affiliate investments (Cost: $187,764 and $191,523, respectively)	185,950	188,505
Control investments (Cost: $80,800 and $80,800, respectively)	54,200	51,256
Total investments (Cost: $1,369,906 and $1,220,152, respectively)	1,365,037	1,206,388
Cash and cash equivalents	23,605	21,585
Receivables:
Dividends and interest	23,609	18,430
Escrow	16	363
Other	1,264	647
Income tax receivable	349	368
Debt issuance costs (net of accumulated amortization of $7,213 and $5,642, respectively)	9,655	3,717
Other assets	5,952	6,186
Total assets	$1,429,487	$1,257,684

Liabilities
SBA Debentures (net of $3,919 and $3,670, respectively, of unamortized debt issuance costs)	$126,081	$116,330
January 2026 Notes (net of $696 and $949, respectively, of unamortized debt issuance costs)	139,304	139,051
October 2026 Notes (net of $2,116 and $2,737, respectively, of unamortized debt issuance costs)	147,884	147,263
August 2028 Notes (net of $2,309 and $0, respectively, of unamortized debt issuance costs)	69,566	—
Credit facility	195,000	235,000
Other liabilities	18,376	16,761
Accrued restoration plan liability	584	598
Income tax payable	802	156
Deferred tax liability	10,925	12,117
Total liabilities	708,522	667,276

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 75,000,000 shares at December 31, 2023 and 40,000,000 shares at March 31, 2023; issued, 42,981,139 shares at December 31, 2023 and 38,415,937 shares at March 31, 2023	10,745	9,604
Additional paid-in capital	751,411	646,586
Total distributable (loss) earnings	(41,191)	(41,845)
Treasury stock - at cost, no shares at December 31, 2023 and 2,339,512 shares at March 31, 2023	—	(23,937)
Total net assets	720,965	590,408
Total liabilities and net assets	$1,429,487	$1,257,684
Net asset value per share (42,981,139 shares outstanding at December 31, 2023 and 36,076,425 shares outstanding at March 31, 2023)	$16.77	$16.37
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Investment income:
Interest income:
Non-control/Non-affiliate investments	$33,627	$24,411	$97,924	$59,791
Affiliate investments	4,214	3,228	12,691	8,227
Payment-in-kind interest income:
Non-control/Non-affiliate investments	3,452	830	5,329	1,796
Affiliate investments	621	671	1,926	1,776
Dividend income:
Non-control/Non-affiliate investments	2,447	478	3,233	1,555
Affiliate investments	96	—	187	101
Control investments	2,129	1,904	6,439	5,439
Fee income:
Non-control/Non-affiliate investments	1,655	1,067	2,949	2,924
Affiliate investments	115	110	632	362
Control investments	17	25	62	75
Other income	193	42	332	62
Total investment income	48,566	32,766	131,704	82,108
Operating expenses:
Compensation	3,919	3,381	8,762	7,177
Share-based compensation	1,188	992	3,387	2,873
Interest	11,473	7,937	31,635	20,050
Professional fees	919	666	2,863	2,325
General and administrative	1,301	1,111	3,877	3,396
Total operating expenses	18,800	14,087	50,524	35,821
Income before taxes	29,766	18,679	81,180	46,287
Federal income, excise and other taxes	392	217	841	468
Deferred taxes	515	(963)	(270)	(488)
Total income tax provision (benefit)	907	(746)	571	(20)
Net investment income	$28,859	$19,425	$80,609	$46,307
Realized (loss) gain
Non-control/Non-affiliate investments	$(7,849)	$(6,267)	$(13,445)	$(6,114)
Affiliate investments	—	(4,724)	(6,503)	(11,027)
Income tax benefit (provision)	7	(95)	(286)	(260)
Total net realized (loss) gain on investments, net of tax	(7,842)	(11,086)	(20,234)	(17,401)
Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	8,569	(2,244)	4,648	(4,186)
Affiliate investments	(6,829)	3,563	1,302	6,187
Control investments	778	(3,272)	2,944	(9,978)
Income tax (provision) benefit	(51)	(3,437)	1,012	(6,012)
Total net unrealized appreciation (depreciation) on investments, net of tax	2,467	(5,390)	9,906	(13,989)
Net realized and unrealized (losses) gains on investments	(5,375)	(16,476)	(10,328)	(31,390)
Realized loss on extinguishment of debt	—	—	(361)	—
Net increase in net assets from operations	$23,484	$2,949	$69,920	$14,917

Pre-tax net investment income per share - basic and diluted	$0.72	$0.60	$2.05	$1.64
Net investment income per share – basic and diluted	$0.70	$0.62	$2.04	$1.64
Net increase in net assets from operations – basic and diluted	$0.57	$0.09	$1.77	$0.53
Weighted average shares outstanding – basic and diluted	41,513,773	31,381,360	39,610,643	28,304,309

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except shares)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2022	24,958,520	$6,825	2,339,512	$(23,937)	$448,235	$(10,256)	$420,867
Issuance of common stock	2,262,852	566	—	—	45,469	—	46,035
Share-based compensation	—	—	—	—	821	—	821
Issuance of common stock under restricted stock plan, net of forfeitures	199,042	49	—	—	(49)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(29,673)	(7)	—	—	(634)	—	(641)
Dividends to shareholders	—	—	—	—	—	(16,615)	(16,615)
Change in restoration plan liability	—	—	—	—	8	—	8
Reclassification for certain permanent book-to-tax differences	—	—	—	—	1	(1)	—
Net investment income	—	—	—	—	—	12,438	12,438
Net realized gain on investments	—	—	—	—	—	2,320	2,320
Net unrealized depreciation on investments	—	—	—	—	—	(12,248)	(12,248)
Balances at June 30, 2022	27,390,741	$7,433	2,339,512	$(23,937)	$493,851	$(24,362)	$452,985
Issuance of common stock	1,381,716	345	—	—	26,155	—	26,500
Share-based compensation	—	—	—	—	1,060	—	1,060
Issuance of common stock under restricted stock plan, net of forfeitures	9,605	2	—	—	(2)	—	—
Dividends to shareholders	—	—	—	—	—	(14,287)	(14,287)
Change in restoration plan liability	—	—	—	—	8	—	8
Net investment income	—	—	—	—	—	14,444	14,444
Net realized loss on investments	—	—	—	—	—	(8,635)	(8,635)
Net unrealized appreciation on investments	—	—	—	—	—	3,649	3,649
Balances at September 30, 2022	28,782,062	$7,780	2,339,512	$(23,937)	$521,072	$(29,191)	$475,724
Issuance of common stock	5,799,314	$1,450	—	$—	$100,019	$—	$101,469
Share-based compensation	—	—	—	—	992	—	992
Issuance of common stock under restricted stock plan, net of forfeitures	(2,425)	—	—	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(19,917)	(5)	—	—	(375)	—	(380)
Dividends to shareholders	—	—	—	—	—	(19,275)	(19,275)
Change in restoration plan liability	—	—	—	—	8		8
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(5,126)	5,126	—
Net investment income	—	—	—	—	—	19,425	19,425
Net realized loss on investments	—	—	—	—	—	(11,086)	(11,086)
Net unrealized depreciation on investments	—	—	—	—	—	(5,390)	(5,390)
Balances at December 31, 2022	34,559,034	$9,225	2,339,512	$(23,937)	$616,590	$(40,391)	$561,487

Balances at March 31, 2023	36,076,425	$9,604	2,339,512	$(23,937)	$646,586	$(41,845)	$590,408
Issuance of common stock	2,527,458	632	—	—	44,240	—	44,872
Cancellation of treasury stock	—	(585)	(2,339,512)	23,937	(23,352)	—	—
Share-based compensation	—	—	—	—	963	—	963
Issuance of common stock under restricted stock plan, net of forfeitures	282,616	71	—	—	(71)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(46,581)	(12)	—	—	(914)	—	(926)
Dividends to shareholders	—	—	—	—	—	(22,916)	(22,916)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	24,556	24,556
Net realized loss on investments	—	—	—	—	—	(12,782)	(12,782)
Net unrealized appreciation on investments	—	—	—	—	—	12,038	12,038
Balances at June 30, 2023	38,839,918	$9,710	—	$—	$667,440	$(40,949)	$636,201
Issuance of common stock	1,100,000	275	—	—	22,218	—	22,493
Share-based compensation	—	—	—	—	1,236	—	1,236
Issuance of common stock under restricted stock plan, net of forfeitures	11,200	3	—	—	(3)	—	—
Dividends to shareholders	—	—	—	—	—	(24,769)	(24,769)
Change in restoration plan liability	—	—	—	—	(11)	—	(11)
Net investment income	—	—	—	—	—	27,194	27,194
Net realized gain on investments and extinguishment of debt	—	—	—	—	—	29	29
Net unrealized depreciation on investments	—	—	—	—	—	(4,599)	(4,599)
Balances at September 30, 2023	39,951,118	$9,988	—	$—	$690,880	$(43,094)	$657,774
Issuance of common stock	3,036,237	$759	—	$—	$64,768	$—	$65,527
Share-based compensation	—	—	—	—	1,188	—	1,188
Common stock withheld for payroll taxes upon vesting of restricted stock	(6,216)	(2)	—	—	(136)	—	(138)
Dividends to shareholders	—	—	—	—	—	(26,858)	(26,858)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(5,277)	5,277	—
Net investment income	—	—	—	—	—	28,859	28,859
Net realized loss on investments	—	—	—	—	—	(7,842)	(7,842)
Net unrealized appreciation on investments	—	—	—	—	—	2,467	2,467
Balances at December 31, 2023	42,981,139	$10,745	—	$—	$751,411	$(41,191)	$720,965

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net increase in net assets from operations	$69,920	$14,917
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(317,853)	(343,402)
Proceeds from sales and repayments of debt investments in portfolio companies	154,536	106,649
Proceeds from sales and return of capital of equity investments in portfolio companies	4,131	2,664
Payment of accreted original issue discounts	1,733	1,444
Payment of accrued payment-in-kind interest	—	1,313
Depreciation and amortization	3,128	2,002
Net pension benefit	(49)	(43)
Realized loss (gain) on investments before income tax	20,180	17,348
Realized loss on extinguishment of debt	361	—
Net unrealized (appreciation) depreciation on investments before income tax	(8,894)	7,977
Accretion of discounts on investments	(3,911)	(2,873)
Payment-in-kind interest	(8,164)	(3,891)
Share-based compensation expense	3,387	2,873
Deferred income taxes	(1,191)	5,680
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(5,510)	(4,725)
Decrease in escrow receivables	272	756
Decrease (increase) in tax receivable	19	(79)
Increase in other receivables	(617)	(965)
Increase in other assets	(142)	(266)
Increase (decrease) in taxes payable	646	(831)
Increase (decrease) in other liabilities	1,615	(196)
Net cash used in operating activities	(86,403)	(193,648)
Cash flows from investing activities
Acquisition of fixed assets	(3)	(159)
Net cash used in investing activities	(3)	(159)
Cash flows from financing activities
Proceeds from common stock offering	132,940	174,169
Equity offering costs paid	—	(102)
Borrowings under credit facility	195,000	140,000
Repayments of credit facility	(235,000)	(120,000)
Debt issuance costs paid	(8,382)	(1,248)
Proceeds from issuance of SBA Debentures	9,756	62,442
Proceeds from issuance of August 2028 Notes	69,719	—
Dividends to shareholders	(74,543)	(50,177)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,064)	(1,022)
Net cash provided by financing activities	88,426	204,062
Net increase in cash and cash equivalents	2,020	10,255
Cash and cash equivalents at beginning of period	21,585	11,431
Cash and cash equivalents at end of period	$23,605	$21,686
Supplemental cash flow disclosures:
Cash paid for income taxes	$374	$1,481
Cash paid for interest	25,985	15,937
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Debt Investments
Aerospace & Defense
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/21/2023	4/21/2028	$—	$(103)	$—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 12.02%	4/21/2023	4/21/2028	11,250	10,947	11,250
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 14.02%	4/21/2023	4/21/2028	11,250	10,948	11,250
						21,792	22,500
Subtotal: Aerospace & Defense (3.12%)*						21,792	22,500
Business Services
C&M CONVEYOR, INC.	First Lien - Term Loan A15	SOFR+5.50% (Floor 1.50%)/M, Current Coupon 10.96%	1/3/2023	9/30/2026	6,500	6,399	6,500
	First Lien - Term Loan B15	SOFR+7.50% (Floor 1.50%)/M, Current Coupon 12.96%	1/3/2023	9/30/2026	6,500	6,399	6,500
						12,798	13,000
DYNAMIC COMMUNITIES, LLC[6]	First Lien - Term Loan A	SOFR+5.00% PIK (Floor 2.00%)/M, Current Coupon 10.45%	12/20/2022	12/31/2026	4,141	4,123	4,140
	First Lien - Term Loan B	SOFR+7.00% PIK (Floor 2.00%)/M, Current Coupon 12.45%	12/20/2022	12/31/2026	4,226	4,203	4,226
						8,326	8,366
FS VECTOR LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/26/2023	4/26/2028	—	(34)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 12.04%	4/26/2023	4/26/2028	9,000	8,838	8,847
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 14.04%	4/26/2023	4/26/2028	9,000	8,838	8,847
						17,642	17,694

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GAINS INTERMEDIATE, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(40)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 12.16%	12/15/2022	12/15/2027	7,125	7,006	7,125
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 14.16%	12/15/2022	12/15/2027	7,125	7,005	7,125
						13,971	14,250
MAKO STEEL LP	Revolving Loan[10]	SOFR+6.75% (Floor 0.75%)	3/15/2021	3/13/2026	—	(17)	—
	First Lien	SOFR+6.75% (Floor 0.75%)/Q, Current Coupon 12.28%	3/15/2021	3/13/2026	7,777	7,701	7,777
						7,684	7,777
RESEARCH NOW GROUP, INC.	Second Lien	SOFR+9.50% (Floor 1.00%)/Q, Current Coupon 15.14%	12/8/2017	12/20/2025	10,500	10,245	3,675
SPOTLIGHT AR, LLC	Revolving Loan[10]	SOFR+6.75% (Floor 1.00%)	12/8/2021	6/8/2026	—	(22)	—
	First Lien	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.29%	12/8/2021	6/8/2026	6,656	6,578	6,656
						6,556	6,656
SYSTEC CORPORATION	Revolving Loan[10]	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 13.03%[20]	8/13/2021	8/13/2025	1,000	984	991
	First Lien	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 13.04%	8/13/2021	8/13/2025	8,440	8,364	8,364
						9,348	9,355
US COURTSCRIPT HOLDINGS, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.66%	5/17/2022	5/17/2027	15,800	15,575	15,800
WINTER SERVICES OPERATIONS, LLC	Revolving Loan	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.64%[20]	11/19/2021	11/19/2026	4,444	4,393	4,409
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.66%	11/19/2021	11/19/2026	22,734	22,431	22,552
						26,824	26,961

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ZENFOLIO INC.	Revolving Loan	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.55%	7/17/2017	7/17/2025	2,000	1,996	1,980
	First Lien	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.55%	7/17/2017	7/17/2025	18,792	18,685	18,604
						20,681	20,584
Subtotal: Business Services (19.99%)*						149,650	144,118
Consumer Products & Retail
ALLIANCE SPORTS GROUP, L.P.	Unsecured convertible Note	6.00% PIK	7/15/2020	9/30/2024	173	173	173
ATS OPERATING, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.16%	1/18/2022	1/18/2027	500	470	494
	First Lien - Term Loan A	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 11.16%	1/18/2022	1/18/2027	9,250	9,130	9,195
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 13.16%	1/18/2022	1/18/2027	9,250	9,127	9,250
						18,727	18,939
CATBIRD NYC, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(45)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.54%	10/15/2021	10/15/2026	15,200	15,011	15,200
						14,966	15,200
HEAT TRAK, LLC	First Lien	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 15.04%	6/12/2023	6/9/2028	11,500	10,262	11,270
HYBRID APPAREL, LLC	Second Lien[15]	SOFR+8.25%, 2.00% PIK (Floor 1.00%)/Q, Current Coupon 15.91%	6/30/2021	6/30/2026	15,848	15,672	15,452
LASH OPCO, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.53%[20]	12/29/2021	9/18/2025	622	610	609
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	12/29/2021	3/18/2026	10,452	10,269	10,243
						10,879	10,852

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	SOFR+7.75% (Floor 1.25%)/M, Current Coupon 13.20%	9/1/2020	9/1/2025	219	213	212
	First Lien	SOFR+7.75% (Floor 1.25%)/M, Current Coupon 13.19%	9/1/2020	9/1/2025	5,959	5,929	5,780
						6,142	5,992
Subtotal: Consumer Products & Retail (10.80%)*						76,821	77,878
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	Revolving Loan[10]	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.91%	11/9/2021	11/9/2026	825	811	825
	First Lien	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.90%[20]	11/9/2021	11/9/2026	24,469	24,246	24,469
	Delayed Draw Term Loan[10]	SOFR+7.25% (Floor 1.00%)	12/15/2023	11/9/2026	—	—	—
						25,057	25,294
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.99%	12/23/2021	12/23/2026	9,716	9,591	9,259
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.99%	12/23/2021	12/23/2026	9,716	9,590	9,259
						19,181	18,518
POOL SERVICE HOLDINGS, LLC[6]	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)	12/20/2023	12/20/2028	—	(20)	—
	First Lien	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.87%	12/20/2023	12/20/2028	5,000	4,900	4,900
	Delayed Draw Term Loan[10]	SOFR+6.50% (Floor 2.00%)	12/20/2023	12/20/2028	—	(83)	—
						4,797	4,900
ROOF OPCO, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 1.00%)	8/27/2021	8/27/2026	—	(32)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.16%	8/27/2021	8/27/2026	13,261	13,060	12,731
	First Lien - Term Loan B	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 14.16%	4/12/2023	8/27/2026	13,261	13,060	12,731
						26,088	25,462

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.71%	2/11/2022	3/1/2024	15,708	15,539	15,645
	Delayed Draw Term Loan - B	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.71%	2/11/2022	3/1/2024	3,937	3,897	3,922
						19,436	19,567
Subtotal: Consumer Services (13.00%)*						94,559	93,741
Containers & Packaging
LLFLEX, LLC	First Lien[15]	SOFR+9.00%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.54%	8/16/2021	8/14/2026	10,795	10,650	9,176
Subtotal: Containers & Packaging (1.27%)*						10,650	9,176
Distribution
KMS, INC.	First Lien[15]	SOFR+9.25% (Floor 1.00%)/Q, Current Coupon 14.75%	10/4/2021	10/2/2026	17,856	17,711	15,892
Subtotal: Distribution (2.20%)*						17,711	15,892
Education
STUDENT RESOURCE CENTER LLC[6]	First Lien	8.50% PIK	12/31/2022	12/30/2027	9,644	9,503	8,487
WALL STREET PREP, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(10)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.54%	7/19/2021	7/20/2026	9,308	9,201	9,308
						9,191	9,308
Subtotal: Education (2.47%)*						18,694	17,795
Energy Services (Midstream)
ACE GATHERING, INC.	Second Lien[15]	SOFR+12.00% (Floor 2.00%)/Q, Current Coupon 17.66%	12/13/2018	12/13/2026	5,110	5,110	5,007
PIPELINE TECHNIQUE LTD.[9,22]	Revolving Loan[10]	SOFR+7.25% (Floor 2.00%)/Q, Current Coupon 12.80%[20]	8/23/2022	8/19/2027	1,056	1,007	1,056
	First Lien	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.88%	8/23/2022	8/19/2027	9,250	9,106	9,250
						10,113	10,306
Subtotal: Energy Services (Midstream) (2.12%)*						15,223	15,313

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Energy Services (Upstream)
WELL-FOAM, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	9/9/2021	9/9/2026	—	(50)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.54%	9/9/2021	9/9/2026	12,586	12,434	12,586
						12,384	12,586
Subtotal: Energy Services (Upstream) (1.75%)*						12,384	12,586
Environmental Services
ARBORWORKS, LLC[6]	Revolving Loan[10]	15.00% PIK	11/6/2023	11/6/2028	806	806	806
	First Lien	SOFR+6.50% PIK (Floor 1.00%)/Q, Current Coupon 12.04%	11/6/2023	11/6/2028	3,030	3,030	3,030
						3,836	3,836
ISLAND PUMP AND TANK, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	3/2/2023	8/3/2026	—	(23)	—
	First Lien	SOFR+7.50% (Floor 2.00%)/Q Current Coupon 13.16%	3/2/2023	8/3/2026	25,000	24,563	25,000
						24,540	25,000
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	Revolving Loan[10]	7.50%	12/31/2021	12/31/2025	—	—	—
	First Lien	7.50%	12/31/2021	12/31/2025	5,104	5,104	4,966
	Second Lien[16]	10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	4,917
						10,312	9,883
Subtotal: Environmental Services (5.37%)*						38,688	38,719
Financial Services
JACKSON HEWITT TAX SERVICE, INC.	First Lien	SOFR+8.50% (Floor 2.50%)/Q, Current Coupon 13.89%	9/14/2023	9/14/2028	10,000	9,856	9,850
JVMC HOLDINGS CORP.	First Lien	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.96%	2/28/2019	2/28/2024	1,855	1,854	1,855
NINJATRADER, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	12/18/2019	12/18/2026	—	(3)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.54%[20]	12/18/2019	12/18/2026	29,586	29,206	29,586
						29,203	29,586
Subtotal: Financial Services (5.73%)*						40,913	41,291

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A16	SOFR+8.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.29%	3/11/2022	4/10/2026	12,944	12,903	10,505
	First Lien - Term Loan B16	SOFR+10.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 17.29%	3/11/2022	4/10/2026	12,106	12,057	7,869
						24,960	18,374
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.94%	6/1/2021	6/1/2026	7,030	6,924	7,030
GULF PACIFIC ACQUISITION, LLC	Revolving Loan[10]	SOFR+5.75% (Floor 1.00%)/Q, Current Coupon 11.28%[20]	9/30/2022	9/29/2028	454	438	446
	First Lien	SOFR+5.75% (Floor 1.00%)/Q, Current Coupon 11.25%	9/30/2022	9/29/2028	3,615	3,554	3,546
	Delayed Draw Term Loan[10]	SOFR+5.75% (Floor 1.00%)/Q, Current Coupon 11.38%	9/30/2022	9/29/2028	301	286	295
						4,278	4,287
MAMMOTH BORROWCO, INC.	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)	11/30/2023	11/30/2028	—	(92)	—
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 10.64%	11/30/2023	11/30/2028	10,750	10,485	10,485
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 12.64%	11/30/2023	11/30/2028	10,750	10,485	10,485
	Delayed Draw Term Loan[10]	SOFR+6.25% (Floor 1.50%)	11/30/2023	11/30/2028	—	(35)	—
						20,843	20,970
MUENSTER MILLING COMPANY, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)	8/10/2021	8/10/2026	—	(53)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.54%	8/10/2021	8/10/2026	21,800	21,515	21,364
						21,462	21,364

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NEW SKINNY MIXES, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.62%	12/21/2022	12/21/2027	500	436	500
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.59%	12/21/2022	12/21/2027	13,000	12,780	13,000
	Delayed Draw Term Loan[10]	SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(24)	—
						13,192	13,500
Subtotal: Food, Agriculture & Beverage (11.86%)*						91,659	85,525
Healthcare Products
LGM PHARMA, LLC	Revolving Loan[10]	SOFR+8.50% (Floor 1.00%)	11/28/2023	11/20/2026	—	(29)	—
	First Lien - Term Loan A	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 12.95%	11/28/2023	11/20/2026	4,884	4,843	4,782
	First Lien - Term Loan B	SOFR+9.50% (Floor 1.00%)/M, Current Coupon 14.95%	11/28/2023	11/20/2026	4,884	4,843	4,884
	First Lien	SOFR+8.50% (Floor 1.00%)/M, Current Coupon 13.95%	11/28/2023	11/20/2026	5,000	4,903	5,000
	Delayed Draw Term Loan	SOFR+8.50% (Floor 1.00%)/M, Current Coupon 13.94%	7/24/2020	11/20/2026	4,279	4,232	4,279
	Unsecured convertible note[9,13]	25.00% PIK	12/21/2021	12/31/2024	136	136	136
						18,928	19,081
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.96%	6/6/2022	6/7/2027	556	530	528
	First Lien	SOFR+6.50% (Floor 1.00%)/S, Current Coupon 11.93%	6/6/2022	6/7/2027	22,280	21,948	21,166
						22,478	21,694
LKC TECHNOLOGIES, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	6/7/2023	6/7/2028	—	(35)	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.66%	6/7/2023	6/7/2028	6,500	6,380	6,500
						6,345	6,500

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MICROBE FORMULAS LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)	4/4/2022	4/3/2028	—	(23)	—
	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.46%	4/4/2022	4/3/2028	10,016	9,866	10,016
						9,843	10,016
SCRIP INC.	First Lien	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.50%	3/21/2019	3/19/2027	16,624	16,541	16,458
Subtotal: Healthcare Products (10.23%)*						74,135	73,749
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	18.00% PIK	12/11/2020	6/25/2025	11,679	11,679	11,550
	Delayed Draw Term Loan[10]	18.00% PIK	1/31/2023	6/25/2025	352	349	348
						12,028	11,898
CAVALIER BUYER, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	2/10/2023	2/10/2028	—	(33)	—
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.52%	2/10/2023	2/10/2028	6,500	6,387	6,500
						6,354	6,500
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	10/31/2023	10/31/2028	—	(39)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.38%	10/31/2023	10/31/2028	5,500	5,393	5,393
	First Lien - Term Loan B	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 14.38%	10/31/2023	10/31/2028	5,500	5,393	5,393
						10,747	10,786
CENTRAL MEDICAL SUPPLY LLC[6]	Revolving Loan[10]	SOFR+9.00% (Floor 1.75%)/Q, Current Coupon 14.54%	5/22/2020	5/22/2025	300	291	300
	First Lien	SOFR+9.00% (Floor 1.75%)/Q, Current Coupon 14.54%	5/22/2020	5/22/2025	7,526	7,477	7,526
	Delayed Draw Capex Term Loan[10]	SOFR+9.00% (Floor 1.75%)/Q, Current Coupon 14.54%	5/22/2020	5/22/2025	100	92	100
						7,860	7,926

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CITYVET, INC.	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.49%	9/6/2023	9/6/2028	15,000	14,714	14,985
	Delayed Draw Term Loan[10]	SOFR+7.00% (Floor 2.00%)	9/6/2023	9/6/2028	—	(47)	—
						14,667	14,985
HH-INSPIRE ACQUISITION, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.53%[20]	4/3/2023	4/3/2028	719	701	662
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.55%	4/3/2023	4/3/2028	7,996	7,808	7,356
						8,509	8,018
INSTITUTES OF HEALTH, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	9/29/2023	9/29/2028	—	(19)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.89%	9/29/2023	9/29/2028	7,500	7,356	7,357
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.89%	9/29/2023	9/29/2028	7,500	7,355	7,357
						14,692	14,714
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.54%	5/14/2021	5/14/2026	5,000	4,951	5,000
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.54%	3/21/2023	5/14/2026	7,433	7,355	7,433
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.54%	3/21/2023	5/14/2026	7,433	7,355	7,433
	First Lien - Term Loan C	SOFR+10.00% (Floor 1.00%)/Q, Current Coupon 15.54%	3/21/2023	5/14/2026	5,153	5,048	5,153
	First Lien - Term Loan D	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.54%	10/27/2023	5/14/2026	12,988	12,682	12,988
						37,391	38,007
OPCO BORROWER, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	8/19/2022	8/19/2027	—	(6)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.95%	8/19/2022	8/19/2027	8,661	8,596	8,661
	Second Lien	12.50%	8/19/2022	2/19/2028	3,000	2,782	3,000
						11,372	11,661

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ROSELAND MANAGEMENT, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.54%	11/9/2018	11/12/2024	300	300	300
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.54%	11/9/2018	11/12/2024	14,942	14,918	14,942
						15,218	15,242
SPECTRUM OF HOPE, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.54%	9/6/2022	6/11/2024	22,244	22,114	20,910
STATINMED, LLC[6]	First Lien[16]	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 14.96%	7/1/2022	7/1/2027	7,560	7,560	6,129
VERSICARE MANAGEMENT LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	8/18/2022	8/18/2027	—	(36)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.66%	8/18/2022	8/18/2027	12,200	11,979	12,200
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.66%	7/14/2023	8/18/2027	12,200	11,979	12,200
						23,922	24,400
Subtotal: Healthcare Services (26.52%)*						192,434	191,176
Industrial Products
DAMOTECH INC.[9,22]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	7/7/2023	7/7/2028	—	(54)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 11.54%	7/7/2023	7/7/2028	5,100	5,005	5,003
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.54%	7/7/2023	7/7/2028	5,100	5,005	5,003
	Delayed Draw Term Loan	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.54%	7/7/2023	7/7/2028	3,000	2,943	2,943
						12,899	12,949
GPT INDUSTRIES, LLC[6]	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	1/30/2023	1/31/2028	—	(49)	—
	First Lien[19]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.66%	1/30/2023	1/31/2028	6,039	5,933	6,039
						5,884	6,039

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
THE PRODUCTO GROUP, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.47%	12/31/2021	12/31/2026	17,447	17,201	17,430
Subtotal: Industrial Products (5.05%)*						35,984	36,418
Industrial Services
FM SYLVAN, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.64%[20]	11/8/2022	11/8/2027	5,000	4,846	5,000
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.66%	11/8/2022	11/8/2027	11,850	11,654	11,850
						16,500	16,850
USA DEBUSK, LLC	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.46%	2/25/2020	9/8/2026	11,410	11,306	11,410
	First Lien	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.96%	11/21/2023	9/8/2026	1,664	1,632	1,664
						12,938	13,074
Subtotal: Industrial Services (4.15%)*						29,438	29,924
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.98%	6/16/2022	6/16/2027	3,313	3,278	2,650
	First Lien[19]	SOFR+6.50%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 14.98%	6/16/2022	6/16/2027	22,840	22,589	18,272
						25,867	20,922
ACCELERATION, LLC	Revolving Loan[10]	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 14.16%	6/13/2022	6/14/2027	1,950	1,881	1,950
	First Lien - Term Loan A	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 13.16%	6/13/2022	6/14/2027	9,123	8,987	8,886
	First Lien - Term Loan B	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 14.16%	6/13/2022	6/14/2027	9,123	8,986	9,005
	First Lien - Term Loan C	SOFR+9.50% (Floor 1.00%)/Q, Current Coupon 15.16%	6/13/2022	6/14/2027	9,123	8,985	9,123
						28,839	28,964

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ACCELERATION PARTNERS, LLC	First Lien[8]	SOFR+8.12% (Floor 1.00%)/Q, Current Coupon 13.66%[20]	12/1/2020	12/1/2025	19,550	19,252	19,452
BOND BRAND LOYALTY ULC[9,22]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	5/1/2023	5/1/2028	—	(34)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 11.54%	5/1/2023	5/1/2028	8,978	8,816	8,816
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.54%	5/1/2023	5/1/2028	8,978	8,816	8,816
						17,598	17,632
CRAFTY APES, LLC	First Lien[8]	SOFR+9.25% (Floor 1.00%)/M, Current Coupon 14.61%	6/9/2021	10/31/2025	16,051	15,974	15,216
EXACT BORROWER, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	12/7/2022	8/6/2027	—	(39)	—
	First Lien - Term Loan A	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 13.04%	12/7/2022	8/6/2027	8,751	8,607	8,751
	First Lien - Term Loan B	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 13.04%	12/7/2022	8/6/2027	8,751	8,607	8,751
	Delayed Draw Term Loan	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 13.04%	12/7/2022	8/6/2027	2,327	2,282	2,326
	Promissory Note	13.574%	12/7/2022	12/6/2028	385	385	385
						19,842	20,213
IGNITE VISIBILITY LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	12/1/2023	12/1/2028	—	(29)	—
	First Lien - Term Loan A	SOFR+5.00% (Floor 1.50%)/M, Current Coupon 10.34%	12/1/2023	12/1/2028	5,000	4,926	4,926
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.50%)/M, Current Coupon 12.34%	12/1/2023	12/1/2028	5,000	4,926	4,926
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	12/1/2023	12/1/2028	—	(20)	—
						9,803	9,852

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
INFOLINKS MEDIA BUYCO, LLC	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 11.21%	11/1/2021	10/30/2026	8,265	8,153	8,265
OUTERBOX, LLC[6]	Revolving Loan[10]	SOFR+6.75% (Floor 1.00%)	6/8/2022	6/8/2027	—	(21)	—
	First Lien	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.41%	6/8/2022	6/8/2027	14,625	14,458	14,523
						14,437	14,523
Subtotal: Media & Marketing (21.50%)*						159,765	155,039
Restaurants
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	9/27/2023	9/27/2028	—	(28)	—
	First Lien - Term Loan A	SOFR+ 6.50% (Floor 2.00%)/Q, Current Coupon 11.89%	9/27/2023	9/27/2028	8,000	7,846	7,840
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.89%	9/27/2023	9/27/2028	8,000	7,846	7,840
						15,664	15,680
Subtotal: Restaurants (2.17%)*						15,664	15,680
Software & IT Services
ACACIA BUYERCO V LLC	Revolver Loan[10]	SOFR+6.50% (Floor 1.00%)	11/25/2022	11/26/2027	—	(31)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.16%	11/25/2022	11/26/2027	5,000	4,917	5,000
	Delayed Draw Term Loan	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.16%	11/25/2022	11/26/2027	7,500	7,347	7,500
						12,233	12,500
CADMIUM, LLC	Revolving Loan	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.61%	1/7/2022	12/22/2026	615	611	612
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.61%	1/7/2022	12/22/2026	7,362	7,314	7,317
						7,925	7,929
GRAMMATECH, INC.[6]	Revolving Loan[10]	SOFR+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(7)	—
	First Lien	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 15.04%	11/1/2019	11/1/2024	2,000	1,993	2,000
						1,986	2,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ISI ENTERPRISES, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/1/2021	10/1/2026	—	(22)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.66%	10/1/2021	10/1/2026	5,000	4,940	5,000
						4,918	5,000
Subtotal: Software & IT Services (3.80%)*						27,062	27,429
Specialty Chemicals
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.46%	12/13/2021	12/11/2026	194	171	191
	First Lien	SOFR+6.00% (Floor 1.00%)/S, Current Coupon 11.70%	12/13/2021	12/11/2026	15,123	14,929	14,911
						15,100	15,102
Subtotal: Specialty Chemicals (2.09%)*						15,100	15,102
Technology Products & Components
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.54%	9/30/2020	9/30/2025	5,700	5,665	5,700
	Unsecured convertible note[9,13]	12.00% PIK	2/7/2022	3/31/2026	75	75	75
						5,740	5,775
Subtotal: Technology Products & Components (0.80%)*						5,740	5,775
Telecommunications
MERCURY ACQUISITION 2021, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.66%	12/6/2021	12/7/2026	12,735	12,570	11,856
	Second Lien	SOFR+11.00% (Floor 1.00%)/Q, Current Coupon 16.66%	12/6/2021	12/7/2026	2,866	2,828	2,562
						15,398	14,418
Subtotal: Telecommunications (2.00%)*						15,398	14,418
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.46%	11/9/2021	8/26/2026	8,219	8,167	7,479
GUARDIAN FLEET SERVICES, INC.	First Lien	SOFR+7.25%, 1.75% PIK (Floor 2.50%)/Q, Current Coupon 14.54%	2/10/2023	2/10/2028	7,051	6,881	6,966

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ITA HOLDINGS GROUP, LLC[6]	Revolving Loan[10]	SOFR+9.00%, 2.00% PIK (Floor 2.00%)	6/21/2023	6/21/2027	—	(61)	—
	First Lien - Term Loan	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 15.54%	6/21/2023	6/21/2027	12,966	11,013	12,966
	First Lien - Term B Loan	SOFR+10.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 17.54%	6/21/2023	6/21/2027	12,966	11,005	12,966
	Delayed Draw Term Loan - A10	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 15.54%	6/21/2023	6/21/2027	1,058	1,034	1,058
	Delayed Draw Term Loan - B10	SOFR+10.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 17.54%	6/21/2023	6/21/2027	1,058	1,034	1,058
						24,025	28,048
Subtotal: Transportation & Logistics (5.89%)*						39,073	42,493
Total: Debt Investments (163.91%)*						$1,198,537	$1,181,737

Equity Investments
Business Services
DYNAMIC COMMUNITIES, LLC[6]	250,000 Class A Preferred Units[9,13]		12/20/2022	—	$—	$250	$317
	5,435,211.03 Class B Preferred Units[9,13]		12/20/2022	—	—	2,218	—
	255,984.22 Class C Preferred Units[9,13]		12/20/2022	—	—	—	—
	2,500,000 Common units[9,13]		12/20/2022	—	—	—	—
						2,468	317
FS VECTOR LLC	1,000 Common units[9,11,13]		4/26/2023	—	—	1,000	1,000
SPOTLIGHT AR, LLC	750 Common Units[9,11,13]		12/8/2021	—	—	750	972
US COURTSCRIPT HOLDINGS, INC.	1,000,000 Class D-3 LP Units[9,13]		5/17/2022	—	—	1,000	1,137
	211,862.61 Class D-4 LP Units[9,13]		10/31/2022	—	—	212	231
	211,465.87 Class D-5 LP Units[9,13]		1/10/2023	—	—	211	227
						1,423	1,595
Subtotal: Business Services (0.54%)*						5,641	3,884

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Consumer Products and Retail
ALLIANCE SPORTS GROUP, L.P.	3.88% membership preferred interest		8/1/2017	—	—	2,500	1,201
ATS OPERATING, LLC	1,000,000 Preferred units[9,13]		1/18/2022	—	—	1,000	1,000
CATBIRD NYC, LLC[6]	1,000,000 Class A units[9,11,13]		10/15/2021	—	—	1,000	1,658
	500,000 Class B units[9,10,11,13]		10/15/2021	—	—	500	714
						1,500	2,372
HEAT TRAK, LLC	Warrants (Expiration - June 9, 2033)		6/12/2023	—	—	1,104	1,104
SHEARWATER RESEARCH, INC.[9,22]	1,200,000 Class A Preferred Units[11]		4/30/2021	—	—	603	622
	40,000 Class A Common Units		4/30/2021	—	—	33	1,461
						636	2,083
Subtotal: Consumer Products and Retail (1.08%)*						6,740	7,760
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	1,006,045.85 Preferred Units[9,13]		11/9/2021	—	—	1,344	2,749
NATIONAL CREDIT CARE, LLC	191,049.33 Class A-3 Preferred units[9,11,13]		3/17/2022	—	—	2,000	2,000
POOL SERVICE PARTNERS, INC.[6]	10,000 Common units[9,13]		12/20/2023	—	—	1,000	1,000
ROOF OPCO, LLC	535,714.29 Class A Units[9,13]		9/23/2022	—	—	750	775
	250,000 Class B Units[9,13]		4/13/2023	—	—	250	262
						1,000	1,037
Subtotal: Consumer Services (0.94%)*						5,344	6,786
Distribution
BINSWANGER HOLDING CORP.	900,000 shares of common stock		3/9/2017	—	—	900	598
Subtotal: Distribution (0.08%)*						900	598
Education
STUDENT RESOURCE CENTER LLC[6]	10,502,487.46 Preferred Units		12/31/2022	—	—	5,845	2,659
	2,000,000.00 Preferred Units[9,13]		12/31/2022	—	—	—	—
						5,845	2,659
WALL STREET PREP, INC.	1,000,000 Class A-1 Preferred Shares		7/19/2021	—	—	1,000	2,012
Subtotal: Education (0.65%)*						6,845	4,671
Environmental Services
ARBORWORKS, LLC[6]	100 Class A Units[9,13]		11/17/2021	—	—	100	5
	13,898.32 Class A-1 Preferred Units		11/6/2023	—	—	3,170	3,170
	13,898.32 Class B-1 Preferred Units		11/6/2023	—	—	—	—
	1,666.67 Class A-1 Common Units		11/6/2023	—	—	—	—
						3,270	3,175
ISLAND PUMP AND TANK, LLC	1,195,526 Preferred units[9,13]		3/2/2023	—	—	1,195	2,271

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	208,333.3333 Series A Preferred units[9,13]		12/31/2021	—	—	—	—
	203,124.9999 Common units[9,13]		12/31/2021	—	—	—	—
						—	—
Subtotal: Environmental Services (0.76%)*						4,465	5,446
Financial Services
NINJATRADER, INC.	2,000,000 Preferred Units[9,11,13]		12/18/2019	—	—	2,000	16,536
Subtotal: Financial Services (2.29%)*						2,000	16,536
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	3,000,000 units of Class A common stock[9,13]		4/10/2018	—	—	3,000	—
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	75,000 Class A Units[9,13]		6/1/2021	—	—	750	1,662
MAMMOTH BORROWCO, INC.	1,000,000 Class A Preferred Units[9,13]		11/30/2023	—	—	1,000	1,000
MUENSTER MILLING COMPANY, LLC	1,000,000 Class A units[9,13]		12/15/2022	—	—	1,000	807
	1,130,387 Class A-1 Units[9,13]		12/20/2023	—	—	500	403
						1,500	1,210
Subtotal: Food, Agriculture & Beverage (0.54%)*						6,250	3,872
Healthcare Products
LGM PHARMA, LLC	142,278.89 units of Class A common stock[9,13]		11/15/2017	—	—	1,600	4,037
LIGHTNING INTERMEDIATE II, LLC	0.88% LLC interest[9,11,13]		6/6/2022	—	—	600	263
LKC TECHNOLOGIES, INC.	1,000,000 Class A units[9,13]		6/7/2023	—	—	1,000	1,457
SCRIP INC.	100 shares of common stock		3/21/2019	—	—	1,000	751
Subtotal: Healthcare Products (0.90%)*						4,200	6,508
Healthcare Services
AAC NEW HOLDCO INC.	374,543 shares common stock		12/11/2020	—	—	1,785	716
	Warrants (Expiration - December 11, 2025)		12/11/2020	—	—	2,198	881
						3,983	1,597
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572 Common Units[9,13]		8/31/2018	—	—	1,026	847
CAVALIER BUYER, INC.	690,324 Preferred Units[9,13]		2/10/2023	—	—	690	726
	690,324 Class A-1 Units[9,13]		2/10/2023	—	—	—	—
						690	726
CDC DENTAL MANAGEMENT CO., LLC	1,568.70 Class Y Preferred Units[9,13]		10/31/2023	—	—	1,000	1,000
CENTRAL MEDICAL SUPPLY LLC[6]	2,620,670 Preferred Units[9,13]		5/22/2020	—	—	1,224	1,360

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
DELPHI LENDER HOLDCO LLC	254 Common units		6/9/2023	—	—	—	—
HH-INSPIRE ACQUISITION, INC.	108,211.4 Preferred units[9,13]		4/3/2023	—	—	343	323
INSTITUTES OF HEALTH, LLC	100,000 Preferred units[9,13]		9/29/2023	—	—	1,000	1,000
OPCO BORROWER, LLC	Warrants (Expiration - August 19, 2029)		8/19/2022	—	—	207	778
ROSELAND MANAGEMENT, LLC[6]	3,364 Class A-2 Units		3/31/2023	—	—	202	787
	1,100 Class A-1 Units		9/26/2022	—	—	66	191
	16,084 Class A Units		11/9/2018	—	—	1,517	867
						1,785	1,845
SPECTRUM OF HOPE, LLC	1,074,786 Common units[9,13]		2/17/2023	—	—	1,075	810
STATINMED, LLC[6]	4,718.62 Class A Preferred Units		7/1/2022	—	—	4,838	—
	39,097.96 Class B Preferred Units		7/1/2022	—	—	1,400	—
						6,238	—
Subtotal: Healthcare Services (1.43%)*						18,571	10,286
Industrial Products
DAMOTECH INC.[9,22]	1,000 Preferred units[13]		7/7/2023	—	—	1,000	1,193
	1,000 Class A Common units[13]		7/7/2023	—	—	—	715
						1,000	1,908
GPT INDUSTRIES, LLC[6]	1,000,000 Class A Preferred Units[9,13]		1/30/2023	—	—	1,000	1,469
THE PRODUCTO GROUP, LLC	1,500,000 Class A units[9,11,13]		12/31/2021	—	—	1,500	12,750
Subtotal: Industrial Products (2.24%)*						3,500	16,127
Media & Marketing
ACCELERATION, LLC	13,451.22 Preferred Units[9,13]		6/13/2022	—	—	893	1,263
	1,611.22 Common Units[9,13]		6/13/2022	—	—	107	—
						1,000	1,263
ACCELERATION PARTNERS, LLC	1,019 Preferred Units[9,13]		12/1/2020	—	—	1,019	1,063
	1,019 Class A Common Units[9,13]		12/1/2020	—	—	14	—
						1,033	1,063
BOND BRAND LOYALTY ULC[9,22]	1,000 Preferred units[13]		5/1/2023	—	—	1,000	1,000
	1,000 Class A common units[13]		5/1/2023	—	—	—	—
						1,000	1,000
EXACT BORROWER, LLC	615.156 Common units		12/7/2022	—	—	615	945
IGNITE VISIBILITY LLC	833 Preferred Units[9,13]		12/1/2023	—	—	833	833
	833 Class A Common Units[9,13]		12/1/2023	—	—	167	167
						1,000	1,000
INFOLINKS MEDIA BUYCO, LLC	1.68% LP interest[9,10,11,13]		10/29/2021	—	—	588	1,121
OUTERBOX, LLC[6]	6,308.2584 Class A common units[9,13]		6/8/2022	—	—	631	581

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SONOBI, INC.[6]	500,000 Class A Common Units[9,13]		9/17/2020	—	—	500	2,302
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock[9,13]		4/3/2019	—	—	1,874	8,264
Subtotal: Media & Marketing (2.43%)*						8,241	17,539
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000 Class B-2 Units[9,13]		11/25/2022	—	—	1,000	1,000
GRAMMATECH, INC.[6]	1,000 Class A units		11/1/2019	—	—	1,000	—
	360.06 Class A-1 units		1/10/2022	—	—	360	—
						1,360	—
ISI ENTERPRISES, LLC	1,000,000 Series A Preferred units		10/1/2021	—	—	1,000	1,132
	166,667 Series A-1 Preferred units		6/7/2023	—	—	167	678
						1,167	1,810
VTX HOLDINGS, INC.	1,597,707 Series A Preferred units[9,13]		7/23/2019	—	—	1,598	2,972
Subtotal: Software & IT Services (0.80%)*						5,125	5,782
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170 Common Units[9,11,13]		1/4/2021	—	—	2,892	9,181
TRAFERA, LLC (FKA TRINITY 3, LLC)	896.43 Class A units[9,13]		11/15/2019	—	—	1,205	856
Subtotal: Technology Products & Components (1.39%)*						4,097	10,037
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579 Series A Preferred units[9,13]		12/11/2020	—	—	1,132	1,400
	89,335 Series C Preferred units[9,13]		10/21/2022	—	—	89	—
						1,221	1,400
MERCURY ACQUISITION 2021, LLC	12,059,033 Series A Units[9,13]		12/6/2021	—	—	—	—
Subtotal: Telecommunications (0.19%)*						1,221	1,400
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	1,500,000 Class A Units[9,13]		2/10/2023	—	—	1,500	1,565
	Warrants (Expiration - February 10, 2033)		2/10/2023	—	—	80	35
	Warrants (Expiration - November 30, 2033)		11/30/2023	—	—	20	20
						1,600	1,620

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2023

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ITA HOLDINGS GROUP, LLC[6]	Warrants (Expiration - March 29, 2029)[9,13]		3/29/2019	—	—	538	4,005
	Warrants (Expiration - June 21, 2033)[9,13]		6/21/2023	—	—	3,791	3,869
	9.25% Class A Membership Interest[9,11,13]		2/14/2018	—	—	1,500	2,374
						5,829	10,248
Subtotal: Transportation & Logistics (1.65%)*						7,429	11,868
Total: Equity Investments (17.91%)*						$90,569	$129,100

I-45 SLF LLC[7,9,11]	80% LLC equity interest		10/20/2015	—	—	$80,800	$54,200

Total: Investments (189.33%)*						$1,369,906	$1,365,037

*Value as a percent of net assets. All amounts are stated in U.S. Dollars.

1.All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
2.All of the Company’s investments and the investments of SBIC I (as defined below), unless otherwise noted, are pledged as collateral for the Company’s senior secured credit facility or in support of the SBA-guaranteed debentures to be issued by Capital Southwest SBIC I, LP, the Company's wholly-owned subsidiary that operates as a small business investment company ("SBIC I"), respectively.
3.The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR or Prime and the current contractual interest rate in effect at December 31, 2023. Certain investments are subject to an interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2023, SOFR based contracts in the portfolio had Adjustments ranging from 0.00% to 0.26161%.
4.The Company's investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not readily available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the valuation committee comprised of certain officers of the Company (the "Valuation Committee") as the valuation designee of the Board of Directors (the "Valuation Designee") pursuant to Rule 2a-5 under the Investment Company Act of 1940, as amended (the “1940 Act”), using significant unobservable Level 3 inputs. Refer to Note 4 - Fair Value Measurements for further discussion.
5.Non-Control/Non-Affiliate investments are generally defined by the 1940 Act, as investments that are neither control investments nor affiliate investments. At December 31, 2023, the Company held $1,124.9 million of non-control/non-affiliate investments, which represented approximately 82.4% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 156.0%.

6.Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At December 31, 2023, the Company held $186.0 million of affiliate investments, which represented approximately 13.6% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 25.8%.
7.Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At December 31, 2023, the Company held $54.2 million of control investments, which represented approximately 4.0% of the Company’s investment assets were . The fair value of these investments as a percent of net assets is 7.5%.
8.The investment is structured as a first lien last out term loan.
9.Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2023, approximately 14.5% of the Company's total assets (at fair value) were non-qualifying assets.
10.The investment has an unfunded commitment as of December 31, 2023. Refer to Note 10 - Commitments and Contingencies for further discussion.
11.Income producing through dividends or distributions.
12.As of December 31, 2023, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $86.8 million; cumulative gross unrealized depreciation for federal income tax purposes was $72.0 million. Cumulative net unrealized appreciation was $14.8 million, based on a tax cost of $1,350.2 million.
13.Investment is held through a wholly-owned taxable subsidiary.
14.The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of December 31, 2023, represented 189.3% of the Company's net assets or 95.5% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15.The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16.Investment is on non-accrual status as of December 31, 2023, meaning the Company has ceased to recognize interest income on the investment.
17.Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
18.Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
19.The investment is structured as a first lien first out term loan.
20.The rate presented represents a weighted-average rate for borrowings under the facility as of December 31, 2023.
21.All portfolio company headquarters are based in the United States, unless otherwise noted.
22.Portfolio company headquarters are located outside of the United States.
As of December 31, 2023, there were no investments that represented greater than 5% of our total assets.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Non-control/Non-affiliate Investments[5]
360 QUOTE TOPCO, LLC	Revolving Loan	Media & marketing	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.55%	6/16/2022	6/16/2027	$3,250	$3,209	$3,006
	First Lien[19]		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.55%	6/16/2022	6/16/2027	25,000	24,674	23,125
							27,883	26,131
AAC NEW HOLDCO INC.	First Lien	Healthcare services	18.00% PIK	12/11/2020	6/25/2025	10,199	10,199	9,842
	Delayed Draw Term Loan[10]		18.00% PIK	1/31/2023	6/25/2025	274	270	264
	374,543 shares common stock		—	12/11/2020	—	—	1,785	716
	Warrants (Expiration - December 11, 2025)		—	12/11/2020	—	—	2,198	881
							14,452	11,703
ACACIA BUYERCO V LLC	Revolver Loan[10]	Software & IT services	SOFR+6.50% (Floor 1.00%)	11/25/2022	11/26/2027	—	(37)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.35%	11/25/2022	11/26/2027	5,000	4,905	4,920
	Delayed Draw Term Loan[10]		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.43%	11/25/2022	11/26/2027	7,500	7,332	7,380
	1,000,000 Class B-2 Units[9,13]		—	11/25/2022	—	—	1,000	1,000
							13,200	13,300
ACCELERATION, LLC	Revolving Loan[10]	Media & marketing	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 13.56%[20]	6/13/2022	6/14/2027	3,700	3,616	3,700
	First Lien - Term Loan A		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.35%	6/13/2022	6/14/2027	9,228	9,067	9,228
	First Lien - Term Loan B		SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 13.35%	6/13/2022	6/14/2027	9,228	9,066	9,228
	First Lien - Term Loan C		SOFR+9.50% (Floor 1.00%)/Q, Current Coupon 14.35%	6/13/2022	6/14/2027	9,228	9,066	9,228
	Delayed Draw Term Loan[10]		SOFR+8.50% (Floor 1.00%)	6/13/2022	6/14/2027	—	(42)	—
	13,451.22 Preferred Units[9,13]		—	6/13/2022	—	—	893	1,482
	1,611.22 Common Units[9,13]		—	6/13/2022	—	—	107	165
							31,773	33,031

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ACCELERATION PARTNERS, LLC	First Lien[8]	Media & marketing	SOFR+8.15% (Floor 1.00%)/Q, Current Coupon 12.90%[20]	12/1/2020	12/1/2025	19,550	19,162	19,550
	1,019 Preferred Units[9,13]		—	12/1/2020	—	—	1,019	1,223
	1,019 Class A Common Units[9,13]		—	12/1/2020	—	—	14	—
							20,195	20,773
ACE GATHERING, INC.	Second Lien[15]	Energy services (midstream)	SOFR+12.00% (Floor 2.00%)/Q, Current Coupon 16.85%	12/13/2018	12/13/2023	7,698	7,668	7,082
ALLIANCE SPORTS GROUP, L.P.	Unsecured convertible Note	Consumer products & retail	6.00% PIK	7/15/2020	9/30/2024	173	173	201
	3.88% membership preferred interest		—	8/1/2017	—	—	2,500	2,691
							2,673	2,892
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	Food, agriculture and beverage	SOFR+6.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 12.49%	3/11/2022	4/10/2026	11,716	11,667	10,978
	First Lien - Term Loan B		SOFR+8.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 14.49%	3/11/2022	4/10/2026	11,716	11,667	9,958
	3,000,000 units of Class A common stock[9,13]		—	4/10/2018	—	—	3,000	—
							26,334	20,936
AMERICAN TELECONFERENCING SERVICES, LTD.	Revolving Loan[10,16]	Telecommunications	P+5.50%/Q (Floor 2.00%), Current Coupon 9.00%	9/17/2021	4/7/2023	862	853	44
	First Lien[16]		P+5.50%/Q (Floor 2.00%), Current Coupon 9.00%	9/21/2016	6/8/2023	4,899	4,858	251
							5,711	295
ARBORWORKS, LLC	Revolving Loan[10]	Environmental services	L+7.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 14.83%	11/17/2021	11/9/2026	2,000	1,956	1,502
	First Lien		L+7.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 14.85%	11/17/2021	11/9/2026	12,610	12,417	9,470
	100 Class A Units[9,13]		—	11/17/2021	—	—	100	—
							14,473	10,972
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572 Common Units[9,13]	Healthcare services	—	8/31/2018	—	—	1,026	847

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ATS OPERATING, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.39%	1/18/2022	1/18/2027	500	462	492
	First Lien - Term Loan A		SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 10.35%	1/18/2022	1/18/2027	9,250	9,104	9,102
	First Lien - Term Loan B		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.35%	1/18/2022	1/18/2027	9,250	9,102	9,102
	1,000,000 Preferred units[9,13]		—	1/18/2022	—	—	1,000	1,000
							19,668	19,696
BINSWANGER HOLDING CORP.	900,000 shares of common stock	Distribution	—	3/9/2017	—	—	900	—
BROAD SKY NETWORKS LLC	1,131,579 Series A Preferred units[9,13]	Telecommunications	—	12/11/2020	—	—	1,132	1,649
	89,335 Series C Preferred units[9,13]		—	10/21/2022	—	—	89	130
							1,221	1,779
C&M CONVEYOR, INC.	First Lien - Term Loan A15	Business services	SOFR+7.50% (Floor 1.50%)/M, Current Coupon 12.28%	1/3/2023	9/30/2026	6,500	6,377	6,377
	First Lien - Term Loan B15		SOFR+5.50% (Floor 1.50%)/M, Current Coupon 10.28%	1/3/2023	9/30/2026	6,500	6,377	6,377
							12,754	12,754
CADMIUM, LLC	Revolving Loan	Software & IT services	L+7.00% (Floor 1.00%)/Q, Current Coupon 12.16%	1/7/2022	12/22/2026	615	611	594
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 12.16%	1/7/2022	12/22/2026	7,385	7,326	7,134
							7,937	7,728
CAMIN CARGO CONTROL, INC.	First Lien	Energy services (midstream)	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.42%	6/2/2021	6/4/2026	5,692	5,652	5,692
CAVALIER BUYER, INC.	Revolving Loan[10]	Healthcare services	SOFR+8.00% (Floor 2.00%)	2/10/2023	2/10/2028	—	(19)	—
	First Lien		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.88%	2/10/2023	2/10/2028	6,500	6,372	6,372
	625,000 Preferred Units[9,13]		—	2/10/2023	—	—	625	625
	625,000 Class A-1 Units[9,13]		—	2/10/2023	—	—	—	—
							6,978	6,997

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CRAFTY APES, LLC	First Lien[8]	Media & marketing	SOFR+7.02% (Floor 1.00%)/Q, Current Coupon 12.07%[20]	6/9/2021	11/1/2024	15,000	14,911	15,000
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	Transportation & logistics	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 12.91%	11/9/2021	8/26/2026	8,566	8,498	8,566
EXACT BORROWER, LLC	Revolving Loan[10]	Media & marketing	SOFR+7.50% (Floor 2.00%)	12/7/2022	8/6/2027	—	(47)	—
	First Lien - Term Loan A		SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.24%	12/7/2022	8/6/2027	9,450	9,271	9,271
	First Lien - Term Loan B		SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.24%	12/7/2022	8/6/2027	9,450	9,271	9,271
	Delayed Draw Term Loan[10]		SOFR+7.50% (Floor 2.00%)	12/7/2022	8/6/2027	—	(23)	—
	Promissory Note		13.574%	12/7/2022	12/6/2028	385	385	385
	615.156 Common units			12/7/2022	—	—	615	770
							19,472	19,697
FLIP ELECTRONICS, LLC	First Lien	Technology products & components	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.41%[20]	1/4/2021	1/2/2026	31,845	31,214	31,845
	Delayed Draw Term Loan		SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.25%	3/24/2022	1/2/2026	2,818	2,777	2,818
	2,000,000 Common Units[9,11,13]		—	1/4/2021	—	—	2,000	17,678
							35,991	52,341
FM SYLVAN, INC.	Revolving Loan[10]	Industrial services	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.94%	11/8/2022	11/8/2027	2,000	1,816	2,000
	First Lien		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.85%	11/8/2022	11/8/2027	11,963	11,737	11,963
							13,553	13,963
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien	Food, agriculture & beverage	L+6.50% (Floor 1.00%)/Q, Current Coupon 11.25%	6/1/2021	6/1/2026	7,030	6,908	7,030
	75,000 Class A Units[9,13]		—	6/1/2021	—	—	750	911
							7,658	7,941

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GAINS INTERMEDIATE, LLC	Revolving Loan[10]	Business services	SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(47)	—
	First Lien - Term Loan A		SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.35%	12/15/2022	12/15/2027	7,500	7,357	7,358
	First Lien - Term Loan B		SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.35%	12/15/2022	12/15/2027	7,500	7,356	7,358
	Delayed Draw Term Loan[10]		SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(162)	—
							14,504	14,716
GUARDIAN FLEET SERVICES, INC.	First Lien	Transportation & logistics	SOFR+7.25%, 1.75% PIK (Floor 2.50%)/Q, Current Coupon 14.05%	2/10/2023	2/10/2028	4,511	4,376	4,376
	1,500,000 Class A Units[9,13]		—	2/10/2023	—	—	1,500	1,500
	Warrants (Expiration - February 10, 2033)		—	2/10/2023	—	—	80	80
							5,956	5,956
GULF PACIFIC ACQUISITION, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.99%[20]	9/30/2022	9/29/2028	353	335	347
	First Lien		SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.05%	9/30/2022	9/29/2028	3,642	3,574	3,573
	Delayed Draw Term Loan[10]		SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.11%	9/30/2022	9/29/2028	303	286	297
							4,195	4,217
HYBRID APPAREL, LLC	Second Lien[15]	Consumer products & retail	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 13.10%	6/30/2021	6/30/2026	15,750	15,528	13,120
INFOLINKS MEDIA BUYCO, LLC	First Lien	Media & marketing	L+5.50% (Floor 1.00%)/Q, Current Coupon 10.66%	11/1/2021	10/30/2026	7,653	7,537	7,653
	Delayed Draw Term Loan[10]		L+5.50% (Floor 1.00%)	11/1/2021	10/30/2026	—	(16)	—
	1.68% LP interest[9,10,11,13]		—	10/29/2021	—	—	588	944
							8,109	8,597

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ISI ENTERPRISES, LLC	Revolving Loan[10]	Software & IT services	L+7.00% (Floor 1.00%)	10/1/2021	10/1/2026	—	(28)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 11.75%	10/1/2021	10/1/2026	5,000	4,926	5,000
	1,000,000 Series A Preferred units		—	10/1/2021	—	—	1,000	1,000
							5,898	6,000
ISLAND PUMP AND TANK, LLC	Revolving Loan[10]	Environmental services	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.67%	3/2/2023	8/3/2026	500	471	471
	First Lien		SOFR+7.50% (Floor 2.00%)/Q Current Coupon 12.66%	3/2/2023	8/3/2026	9,000	8,823	8,823
	750,000 Preferred units[9,13]		—	3/2/2023	—	—	750	750
							10,044	10,044
JVMC HOLDINGS CORP.	First Lien	Financial services	L+6.50% (Floor 1.00%)/M, Current Coupon 11.34%	2/28/2019	2/28/2024	6,132	6,117	6,132
KMS, INC.[15]	First Lien	Distribution	L+7.25% (Floor 1.00%)/Q, Current Coupon 12.44%	10/4/2021	10/2/2026	15,800	15,681	14,299
	Delayed Draw Term Loan[10]		L+7.25% (Floor 1.00%)/Q, Current Coupon 12.44%	10/4/2021	10/2/2026	2,228	2,174	2,016
							17,855	16,315
LASH OPCO, LLC	Revolving Loan[10]	Consumer products & retail	L+7.00% (Floor 1.00%)/S, Current Coupon 11.89%[20]	12/29/2021	9/18/2025	343	336	330
	First Lien		L+7.00% (Floor 1.00%)/S, Current Coupon 11.84%	12/29/2021	3/18/2026	10,532	10,315	10,110
							10,651	10,440
LGM PHARMA, LLC	First Lien	Healthcare products	L+8.50% (Floor 1.00%), 1.00% PIK/Q, Current Coupon 14.16%	11/15/2017	11/15/2023	11,477	11,436	11,477
	Delayed Draw Term Loan		L+10.00% (Floor 1.00%), 1.00% PIK/Q, Current Coupon 15.66%	7/24/2020	11/15/2023	2,501	2,491	2,501
	Unsecured convertible note[9,13]		25.00% PIK	12/21/2021	12/31/2024	113	113	113
	142,278.89 units of Class A common stock[9,13]		—	11/15/2017	—	—	1,600	1,692
							15,640	15,783

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan[10]	Healthcare products	SOFR+6.50% (Floor 1.00%)	6/6/2022	6/7/2027	—	(31)	—
	First Lien		SOFR+6.50% (Floor 1.00%)/S, Current Coupon 11.54%	6/6/2022	6/7/2027	22,714	22,318	22,305
	0.88% LLC interest[9,13]		—	6/6/2022	—	—	600	416
							22,887	22,721
LLFLEX, LLC	First Lien[15]	Containers & packaging	L+9.00% (Floor 1.00%)/Q, Current Coupon 13.75%	8/16/2021	8/14/2026	10,835	10,656	10,131
MAKO STEEL LP	Revolving Loan[10]	Business services	L+7.25% (Floor 0.75%)/S, Current Coupon 11.89%[20]	3/15/2021	3/13/2026	943	921	939
	First Lien		L+7.25% (Floor 0.75%)/Q, Current Coupon 12.30%	3/15/2021	3/13/2026	7,879	7,778	7,839
							8,699	8,778
MERCURY ACQUISITION 2021, LLC	First Lien	Telecommunications	L+8.00% (Floor 1.00%)/Q, Current Coupon 12.75%	12/6/2021	12/7/2026	12,344	12,150	11,949
	Second Lien		L+11.00% (Floor 1.00%)/Q, Current Coupon 15.75%	12/6/2021	12/7/2026	2,759	2,715	2,593
	2,089,599 Series A units[9,13]		—	12/6/2021	—	—	—	770
							14,865	15,312
MICROBE FORMULAS LLC	Revolving Loan[10]	Healthcare products	SOFR+6.25% (Floor 1.00%)	4/4/2022	4/3/2028	—	(27)	—
	First Lien		SOFR+6.25% (Floor 1.00%)/M, Current Coupon 11.09%	4/4/2022	4/3/2028	11,621	11,421	11,505
							11,394	11,505
MUENSTER MILLING COMPANY, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+7.25% (Floor 1.00%)	8/10/2021	8/10/2026	—	(67)	—
	First Lien		SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 11.99%	8/10/2021	8/10/2026	21,800	21,457	21,800
	1,000,000 Class A units[9,13]		—	12/15/2022	—	—	1,000	1,185
							22,390	22,985

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	Consumer services	L+6.50% (Floor 1.00%)/Q, Current Coupon 11.25%	12/23/2021	12/23/2026	9,716	9,564	9,550
	First Lien - Term Loan B		L+7.50% (Floor 1.00%)/Q, Current Coupon 12.25%	12/23/2021	12/23/2026	9,716	9,563	9,550
	191,049.33 Class A-3 Preferred units[9,11,13]		—	3/17/2022	—	—	2,000	2,000
							21,127	21,100
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	Healthcare services	L+8.00% (Floor 1.00%)/Q, Current Coupon 12.75%	5/14/2021	5/14/2026	4,400	4,338	4,180
	First Lien - Term Loan A		L+7.00% (Floor 1.00%)/Q, Current Coupon 11.75%	3/21/2023	5/14/2026	7,478	7,375	7,104
	First Lien - Term Loan B		L+9.00% (Floor 1.00%)/Q, Current Coupon 13.75%	3/21/2023	5/14/2026	7,478	7,375	6,356
	First Lien - Term Loan C		SOFR+10.00% (Floor 1.00%)/Q, Current Coupon 15.00%	3/21/2023	5/14/2026	3,176	3,097	3,097
							22,185	20,737
NEW SKINNY MIXES, LLC	Revolving Loan[10]	Food, agriculture & beverage	SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(76)	—
	First Lien		SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.79%	12/21/2022	12/21/2027	13,000	12,750	12,753
	Delayed Draw Term Loan[10]		SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(28)	—
							12,646	12,753
NINJATRADER, INC.	Revolving Loan[10]	Financial services	L+6.25% (Floor 1.00%)	12/18/2019	12/18/2024	—	(3)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 11.00%	12/18/2019	12/18/2024	23,150	22,864	23,150
	Delayed Draw Term Loan[10]		L+6.25% (Floor 1.00%)	12/31/2020	12/18/2024	—	(28)	—
	2,000,000 Preferred Units[9,11,13]		—	12/18/2019	—	—	2,000	11,138
							24,833	34,288
NWN PARENT HOLDINGS, LLC	Revolving Loan[10]	Software & IT services	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.85%[20]	5/7/2021	5/7/2026	1,020	997	1,006
	First Lien		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.87%	5/7/2021	5/7/2026	12,688	12,519	12,510
							13,516	13,516

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
OPCO BORROWER, LLC	Revolving Loan[10]	Healthcare services	SOFR+6.50% (Floor 1.00%)	8/19/2022	8/19/2027	—	(7)	—
	First Lien		SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.50%	8/19/2022	8/19/2027	9,052	8,970	9,052
	Second Lien		12.50%	8/19/2022	2/19/2028	3,000	2,755	3,000
	Warrants (Expiration - August 19, 2029)		—	8/19/2022	—	—	207	399
							11,925	12,451
PIPELINE TECHNIQUE LTD.[9]	Revolving Loan[10]	Energy services (midstream)	P+6.25% (Floor 2.00%)/Q, Current Coupon 14.25%	8/23/2022	8/19/2027	500	441	490
	First Lien		SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.32%	8/23/2022	8/19/2027	9,750	9,574	9,565
							10,015	10,055
RESEARCH NOW GROUP, INC.	Second Lien	Business services	L+9.50% (Floor 1.00%)/S, Current Coupon 14.31%	12/8/2017	12/20/2025	10,500	10,163	6,431
ROOF OPCO, LLC	Revolving Loan[10]	Consumer services	SOFR+6.50% (Floor 1.00%)	8/27/2021	8/27/2026	—	(42)	—
	First Lien		SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.35%	8/27/2021	8/27/2026	21,633	21,267	21,071
	535,714.29 Class A Units[9,13]		—	9/23/2022	—	—	750	750
							21,975	21,821
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+7.75% (Floor 1.25%)/M, Current Coupon 12.56%[20]	9/1/2020	9/1/2025	822	813	715
	First Lien		SOFR+7.75% (Floor 1.25%)/M, Current Coupon 12.52%	9/1/2020	9/1/2025	6,166	6,123	5,364
							6,936	6,079
SCRIP INC.	First Lien[8]	Healthcare products	L+10.98% (Floor 2.00%)/M, Current Coupon 15.83%	3/21/2019	3/21/2024	16,750	16,634	15,594
	100 shares of common stock		—	3/21/2019	—	—	1,000	751
							17,634	16,345

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SHEARWATER RESEARCH, INC.[9]	Revolving Loan[10]	Consumer products & retail	L+6.25% (Floor 1.00%)	4/30/2021	4/30/2026	—	(30)	—
	First Lien		L+6.25% (Floor 1.00%)/Q, Current Coupon 11.06%	4/30/2021	4/30/2026	13,643	13,462	13,643
	1,200,000 Class A Preferred Units		—	4/30/2021	—	—	978	2,558
	40,000 Class A Common Units		—	4/30/2021	—	—	33	85
							14,443	16,286
SIB HOLDINGS, LLC	Revolving Loan	Business services	L+6.25% (Floor 1.00%)/M, Current Coupon 11.23%[20]	10/29/2021	10/29/2026	702	694	681
	First Lien		L+6.25% (Floor 1.00%)/M, Current Coupon 11.21%	10/29/2021	10/29/2026	11,382	11,235	11,040
	238,095.24 Common Units[9,13]		—	10/29/2021	—	—	500	411
							12,429	12,132
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	Specialty chemicals	L+5.25% (Floor 1.00%)	12/13/2021	12/11/2026	—	(28)	—
	First Lien		L+5.25% (Floor 1.00%)/M, Current Coupon 10.03%	12/13/2021	12/11/2026	17,839	17,560	17,839
							17,532	17,839
SPECTRUM OF HOPE, LLC	First Lien	Healthcare services	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 12.24%	9/6/2022	6/11/2024	22,358	22,020	21,934
	1,000,000 Common units[9,13]		—	2/17/2023	—	—	1,000	1,000
							23,020	22,934
SPOTLIGHT AR, LLC	Revolving Loan[10]	Business services	L+6.75% (Floor 1.00%)	12/8/2021	6/8/2026	—	(28)	—
	First Lien		L+6.75% (Floor 1.00%)/Q, Current Coupon 11.50%	12/8/2021	6/8/2026	7,481	7,370	7,481
	750 Common Units[9,11,13]		—	12/8/2021	—	—	750	972
							8,092	8,453
SYSTEC CORPORATION	Revolving Loan[10]	Business services	L+7.50% (Floor 1.00%)/Q, Current Coupon 12.32%[20]	8/13/2021	8/13/2025	1,600	1,576	1,600
	First Lien		L+7.50% (Floor 1.00%)/Q, Current Coupon 12.25%	8/13/2021	8/13/2025	9,000	8,886	9,000
							10,462	10,600

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
THE PRODUCTO GROUP, LLC	First Lien	Industrial products	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 12.92%	12/31/2021	12/31/2026	17,655	17,355	17,655
	1,500,000 Class A units[9,13]		—	12/31/2021	—	—	1,500	7,833
							18,855	25,488
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	Technology products & components	L+6.50% (Floor 1.00%)/Q, Current Coupon 11.26%	9/30/2020	9/30/2025	5,775	5,727	5,775
	Unsecured convertible note[9,13]		10.00% PIK	2/7/2022	3/31/2026	92	92	92
	896.43 Class A units[9,11,13]		—	11/15/2019	—	—	1,205	1,509
							7,024	7,376
US COURTSCRIPT HOLDINGS, INC.	First Lien	Business services	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.87%[20]	5/17/2022	5/17/2027	16,800	16,540	16,800
	1,000,000 Class D-3 LP Units[9,13]		—	5/17/2022	—	—	1,000	1,354
	211,862.61 Class D-4 LP Units[9,13]		—	10/31/2022	—	—	212	278
	211,465.87 Class D-5 LP Units[9,13]		—	1/10/2023	—	—	211	275
							17,963	18,707
USA DEBUSK, LLC	First Lien	Industrial services	L+5.75% (Floor 1.00%)/M, Current Coupon 10.59%	2/25/2020	9/8/2026	11,498	11,367	11,498
VERSICARE MANAGEMENT LLC	Revolving Loan[10]	Healthcare services	SOFR+8.00% (Floor 1.00%)	8/18/2022	8/18/2027	—	(44)	—
	First Lien - Term Loan A		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.85%	8/18/2022	8/18/2027	13,500	13,256	13,257
	Delayed Draw Term Loan[10]		SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.16%	8/18/2022	8/18/2027	2,400	2,332	2,357
							15,544	15,614
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock[9,13]	Media & marketing	—	4/3/2019	—	—	1,874	9,054
VTX HOLDINGS, INC.	1,597,707 Series A Preferred units[9,13]	Software & IT services	—	7/23/2019	—	—	1,598	2,694

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
WALL STREET PREP, INC.	Revolving Loan[10]	Education	L+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(13)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 11.75%	7/19/2021	7/20/2026	10,588	10,436	10,588
	1,000,000 Class A-1 Preferred Shares		—	7/19/2021	—	—	1,000	1,205
							11,423	11,793
WELL-FOAM, INC.	Revolving Loan[10]	Energy services (upstream)	L+8.00% (Floor 1.00%)	9/9/2021	9/9/2026	—	(64)	—
	First Lien		L+8.00% (Floor 1.00%)/Q, Current Coupon 12.75%	9/9/2021	9/9/2026	17,730	17,466	17,730
							17,402	17,730
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	Business services	L+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(65)	—
	First Lien		L+7.00% (Floor 1.00%)/Q, Current Coupon 11.75%	11/19/2021	11/19/2026	20,000	19,693	20,000
	Delayed Draw Term Loan[10]		L+7.00% (Floor 1.00%)	11/19/2021	11/19/2026	—	(32)	—
							19,596	20,000
ZENFOLIO INC.	Revolving Loan	Business services	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 13.82%	7/17/2017	7/17/2025	2,000	1,994	1,954
	First Lien		SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 13.82%	7/17/2017	7/17/2025	18,913	18,762	18,478
							20,756	20,432
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	Consumer services	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.15%[20]	2/11/2022	3/1/2024	15,840	15,611	15,634
	Delayed Draw Term Loan - B		SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.12%[20]	2/11/2022	3/1/2024	3,970	3,914	3,919
							19,525	19,553

Total Non-control/Non-affiliate Investments (163.7% of net assets at fair value)							$947,829	$966,627

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]

Affiliate Investments[6]
AIR CONDITIONING SPECIALIST, INC.	Revolving Loan[10]	Consumer services	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.40%	11/9/2021	11/9/2026	$800	$766	$800
	First Lien		SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.12%[20]	11/9/2021	11/9/2026	27,438	26,940	27,438
	766,738.93 Preferred Units[9,13]		—	11/9/2021	—	—	809	1,202
							28,515	29,440
CATBIRD NYC, LLC	Revolving Loan[10]	Consumer products & retail	SOFR+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(57)	—
	First Lien		SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.88%	10/15/2021	10/15/2026	15,500	15,265	15,500
	1,000,000 Class A units[9,11,13]		—	10/15/2021	—	—	1,000	1,658
	500,000 Class B units[9,10,11,13]		—	10/15/2021	—	—	500	714
							16,708	17,872
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan[10]	Healthcare services	L+9.00% (Floor 1.75%)/Q, Current Coupon 13.75%	5/22/2020	5/22/2025	300	287	296
	First Lien		L+9.00% (Floor 1.75%)/Q, Current Coupon 13.75%	5/22/2020	5/22/2025	7,500	7,427	7,402
	Delayed Draw Capex Term Loan[10]		L+9.00% (Floor 1.75%)/Q, Current Coupon 13.75%	5/22/2020	5/22/2025	100	87	99
	1,380,500 Preferred Units[9,13]		—	5/22/2020	—	—	976	357
							8,777	8,154
CHANDLER SIGNS, LLC	1,500,000 units of Class A-1 common stock[9,13]	Business services	—	1/4/2016	—	—	1,500	3,215
DELPHI BEHAVIORAL HEALTH GROUP, LLC	Protective Advance[16]		L+16.70% PIK (Floor 1.00%)/Q, Current Coupon 21.06%	8/31/2021	4/7/2023	1,448	1,448	—
	First Lien[16]	Healthcare services	L+11.00% PIK (Floor 1.00%)/S, Current Coupon 15.74%	4/8/2020	4/7/2023	1,649	1,649	—
	First Lien[16]		L+9.00% PIK (Floor 1.00%)/S, Current Coupon 14.13%	4/8/2020	4/7/2023	1,829	1,829	—
	1,681.04 Common Units		—	4/8/2020	—	—	3,615	—
							8,541	—

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	Business services	SOFR+4.50% PIK (Floor 2.00%)/Q, Current Coupon 9.41%	12/20/2022	12/31/2026	3,846	3,826	3,823
	First Lien - Term Loan B		SOFR+6.50% PIK (Floor 2.00%)/ Q, Current Coupon 11.41%	12/20/2022	12/31/2026	3,867	3,844	3,843
	250,000 Class A Preferred Units[9,13]		—	12/20/2022	—	—	250	625
	5,435,211.03 Class B Preferred Units[9,13]		—	12/20/2022	—	—	2,218	2,218
	255,984.22 Class C Preferred Units[9,13]		—	12/20/2022	—	—	—	—
	2,500,000 Common units[9,13]		—	12/20/2022	—	—	—	—
							10,138	10,509
GPT INDUSTRIES, LLC	Revolving Loan[10]	Industrial products	SOFR+9.00% (Floor 2.00%)	1/30/2023	1/31/2028	—	(58)	—
	First Lien[19]		SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 13.93%	1/30/2023	1/31/2028	6,150	6,030	6,030
	1,000,000 Class A Preferred Units[9,13]		—	1/30/2023	—	—	1,000	1,000
							6,972	7,030
GRAMMATECH, INC.	Revolving Loan[10]	Software & IT services	SOFR+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(14)	—
	First Lien		SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.24%	11/1/2019	11/1/2024	10,031	9,967	10,031
	1,000 Class A units		—	11/1/2019	—	—	1,000	—
	360.06 Class A-1 units		—	1/10/2022	—	—	360	372
							11,313	10,403

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ITA HOLDINGS GROUP, LLC	Revolving Loan	Transportation & logistics	SOFR+9.00%, 0.50% PIK (Floor 1.00%)/Q, Current Coupon 14.35%	2/14/2018	5/12/2023	7,000	6,974	7,014
	First Lien - Term Loan		SOFR+8.00%, 0.50% PIK (Floor 1.00%)/Q, Current Coupon 13.35%	2/14/2018	5/12/2023	10,114	10,139	10,114
	First Lien - Term B Loan		SOFR+11.00%, 0.50% PIK (Floor 1.00%)/Q, Current Coupon 16.35%	6/5/2018	5/12/2023	5,057	5,056	5,068
	First Lien - PIK Note A		10.00% PIK	3/29/2019	5/12/2023	3,271	3,259	3,255
	First Lien - PIK Note B		10.00% PIK	3/29/2019	5/12/2023	129	129	128
	Warrants (Expiration - March 29, 2029)[9,13]		—	3/29/2019	—	—	538	4,046
	9.25% Class A Membership Interest[9,13]		—	2/14/2018	—	—	1,500	4,348
							27,595	33,973
LIGHTING RETROFIT INTERNATIONAL, LLC	Revolving Loan[10]	Environmental services	7.50%	12/31/2021	12/31/2025	—	—	—
	First Lien		7.50%	12/31/2021	12/31/2025	5,143	5,143	5,143
	Second Lien[16]		10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	3,594
	208,333.3333 Series A Preferred units[9,13]		—	12/31/2021	—	—	—	—
	203,124.9999 Common units[9,13]		—	12/31/2021	—	—	—	—
							10,351	8,737
OUTERBOX, LLC	Revolving Loan[10]	Media & marketing	SOFR+6.75% (Floor 1.00%)	6/8/2022	6/8/2027	—	(25)	—
	First Lien		SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 11.56%[20]	6/8/2022	6/8/2027	14,625	14,428	14,552
	6,308.2584 Class A common units[9,13]		—	6/8/2022	—	—	631	773
							15,034	15,325

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2023

Portfolio Company[1,18]	Type of Investment[2]	Industry	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ROSELAND MANAGEMENT, LLC	Revolving Loan[10]	Healthcare services	SOFR+8.00%,2.00% PIK (Floor 2.00%)/Q, Current Coupon 14.74%	11/9/2018	11/12/2024	575	566	555
	First Lien		SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 14.74%	11/9/2018	11/12/2024	15,051	15,008	14,524
	3,364 Class A-2 Units		—	3/31/2023	—	—	202	694
	1,100 Class A-1 Units		—	9/26/2022	—	—	66	161
	16,084 Class A Units		—	11/9/2018	—	—	1,517	422
							17,359	16,356
SONOBI, INC.	500,000 Class A Common Units[9,13]	Media & marketing	—	9/17/2020	—	—	500	1,749
STATINMED, LLC	First Lien	Healthcare services	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 14.28%	7/1/2022	7/1/2027	7,288	7,288	7,288
	Delayed Draw Term Loan		SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 14.28%	12/23/2022	4/15/2023	122	122	122
	4,718.62 Class A Preferred Units		—	7/1/2022	—	—	4,838	3,767
	39,097.96 Class B Preferred Units		—	7/1/2022	—	—	1,400	—
							13,648	11,177
STUDENT RESOURCE CENTER LLC	First Lien	Education	8.50% PIK	12/31/2022	12/30/2027	8,889	8,727	8,720
	10,502,487.46 Preferred Units		—	12/31/2022	—	—	5,845	5,845
	2,000,000.00 Preferred Units[9,13]		—	12/31/2022	—	—	—	—
							14,572	14,565

Total Affiliate Investments (31.9% of net assets at fair value)							$191,523	$188,505

Control Investments[7]
I-45 SLF LLC[9,10,11]	80% LLC equity interest	Multi-sector holdings	—	10/20/2015	—	—	$80,800	$51,256
Total Control Investments (8.7% of net assets at fair value)							$80,800	$51,256

TOTAL INVESTMENTS (204.3% of net assets at fair value)							$1,220,152	$1,206,388

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and nine months ended December 31, 2023 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2023 and 2022. Consolidated financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of December 31, 2023, the Company has 85.5% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended December 31, 2023, we satisfied all RIC requirements and have 10.4% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At December 31, 2023 and March 31, 2023, cash held in money market funds amounted to $3.0 million and $8.9 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2023 and March 31, 2023, cash balances totaling $22.4 million and $20.3 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2023, investments on non-accrual status represented approximately 2.2% of our total investment portfolio's fair value and approximately 2.8% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost.

To maintain RIC tax treatment, non-cash sources of income, such as accretion of interest income, may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three months ended December 31, 2023 and 2022, approximately 2.7% and 3.2%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction. For the nine months ended December 31, 2023 and 2022, approximately 3.0% and 3.5%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of December 31, 2023 and 2022, we have not written off any accrued and uncollected PIK interest from prior periods. For the three and nine months ended December 31, 2023, we had three and four investments, respectively, for which we stopped accruing PIK interest. For the year ended March 31, 2023, we had three investments for which we stopped accruing PIK interest. For the three months ended December 31, 2023 and 2022, approximately 8.4% and 4.6%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income. For the nine months ended December 31, 2023 and 2022, approximately 5.5% and 4.4%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 8.75 years. The operating lease is included as an operating lease right-of-use ("ROU") asset and operating lease liability in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three and nine months ended December 31, 2023 and 2022.

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

Recently Issued or Adopted Accounting Standards In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company does not anticipate the new standard will have a material impact on its consolidated financial statements or its disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which was issued to enhance the transparency and decision usefulness of income tax disclosures, including an annual requirement to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The new guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosure.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2023 and March 31, 2023:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2023:
First lien loans[1,2]	$1,146,355	84.0%	159.0%	$1,155,923	84.4%
Second lien loans[2]	34,614	2.5	4.8	41,846	3.0
Subordinated debt[3]	768	0.1	0.1	768	0.1
Preferred equity	68,644	5.0	9.5	54,314	4.0
Common equity & warrants	60,456	4.4	8.4	36,255	2.6
I-45 SLF LLC[4]	54,200	4.0	7.5	80,800	5.9
	$1,365,037	100.0%	189.3%	$1,369,906	100.0%

March 31, 2023:
First lien loans[1,2]	$1,000,984	83.0%	169.5%	$1,018,595	83.5%
Second lien loans[2]	35,820	3.0	6.1	44,038	3.6
Subordinated debt[3]	791	0.1	0.1	763	0.1
Preferred equity	63,393	5.2	10.7	43,634	3.6
Common equity & warrants	54,144	4.5	9.2	32,322	2.6
I-45 SLF LLC[4]	51,256	4.2	8.7	80,800	6.6
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of December 31, 2023 and March 31, 2023, the fair value of the first lien last out loans are $34.7 million and $50.1 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of December 31, 2023 and March 31, 2023, the fair value of the split lien term loans included in first lien loans is $43.8 million and $45.0 million, respectively. As of December 31, 2023 and March 31, 2023, the fair value of the split lien term loans included in second lien loans is $20.5 million and $20.2 million, respectively.
3Included in subordinated debt are unsecured convertible notes with a fair value of $0.4 million as of both December 31, 2023 and March 31, 2023.
4I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies held by I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2023 and March 31, 2023:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2023:
Healthcare Services	$201,462	14.8%	27.9%	$211,005	15.4%
Media & Marketing	172,578	12.6	23.9	168,006	12.3
Business Services	148,002	10.8	20.5	155,291	11.3
Consumer Services	100,527	7.4	13.9	99,903	7.3
Food, Agriculture & Beverage	89,397	6.5	12.4	97,909	7.1
Consumer Products and Retail	85,638	6.3	11.9	83,561	6.1
Healthcare Products	80,257	5.9	11.2	78,335	5.7
Financial Services	57,827	4.2	8.0	42,913	3.1
Transportation & Logistics	54,361	4.0	7.5	46,502	3.4
I-45 SLF LLC[1]	54,200	4.0	7.5	80,800	5.9
Industrial Products	52,545	3.9	7.3	39,484	2.9
Environmental Services	44,165	3.3	6.1	43,153	3.2
Software & IT Services	33,211	2.4	4.6	32,186	2.3
Industrial Services	29,924	2.2	4.2	29,438	2.1
Aerospace & Defense	22,500	1.6	3.1	21,792	1.6
Education	22,466	1.6	3.1	25,539	1.9
Distribution	16,490	1.2	2.3	18,611	1.4
Telecommunications	15,818	1.2	2.2	16,619	1.3
Technology Products & Components	15,812	1.2	2.2	9,838	0.7
Restaurants	15,680	1.1	2.2	15,664	1.1
Energy Services (Midstream)	15,313	1.1	2.1	15,223	1.1
Specialty Chemicals	15,102	1.1	2.1	15,100	1.1
Energy Services (Upstream)	12,586	0.9	1.8	12,384	0.9
Containers & Packaging	9,176	0.7	1.3	10,650	0.8
	$1,365,037	100.0%	189.3%	$1,369,906	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2023:
Media & Marketing	$149,357	12.4%	25.3%	$139,750	11.5%
Business Services	146,727	12.2	24.9	147,056	12.1
Healthcare Services	126,971	10.5	21.5	143,455	11.8
Consumer Services	91,913	7.6	15.6	91,142	7.5
Consumer Products and Retail	86,385	7.2	14.6	86,607	7.1
Food, Agriculture & Beverage	68,833	5.7	11.7	73,223	6.0
Healthcare Products	66,355	5.5	11.2	67,555	5.5
Technology Products & Components	59,718	5.0	10.1	43,016	3.5
I-45 SLF LLC[1]	51,256	4.2	8.7	80,800	6.6
Transportation & Logistics	48,494	4.0	8.2	42,049	3.4
Software & IT Services	47,641	3.9	8.1	47,563	3.9
Financial Services	40,420	3.3	6.8	30,950	2.5
Industrial Products	32,518	2.7	5.5	25,827	2.1
Environmental Services	29,753	2.5	5.0	34,869	2.9
Education	26,357	2.2	4.5	25,995	2.1
Industrial Services	25,460	2.1	4.3	24,920	2.0
Energy Services (Midstream)	22,829	1.9	3.9	23,337	1.9
Specialty Chemicals	17,839	1.5	3.0	17,531	1.4
Energy Services (Upstream)	17,730	1.5	3.0	17,402	1.4
Telecommunications	17,386	1.4	2.9	21,796	1.9
Distribution	16,315	1.4	2.8	18,755	1.5
Containers & Packaging	10,131	0.8	1.7	10,656	0.9
Aerospace & Defense	6,000	0.5	1.0	5,898	0.5
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

1I-45 SLF LLC is a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invests in syndicated senior secured loans to the UMM. The portfolio companies in I-45 SLF LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of December 31, 2023 and March 31, 2023:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2023:
Northeast	$355,661	26.1%	49.3%	$336,213	24.5%
West	296,438	21.7	41.1	288,503	21.1
Southwest	231,386	16.9	32.1	236,949	17.3
Southeast	209,207	15.3	29.0	210,688	15.4
Midwest	172,267	12.6	23.9	173,508	12.7
I-45 SLF LLC[1]	54,200	4.0	7.5	80,800	5.9
International	45,878	3.4	6.4	43,245	3.1
	$1,365,037	100.0%	189.3%	$1,369,906	100.0%

March 31, 2023:
Northeast	$269,569	22.3%	45.7%	$255,995	21.0%
Southeast	235,782	19.5	39.9	236,333	19.4
Southwest	234,127	19.4	39.6	231,467	19.0
West	233,079	19.3	39.5	232,109	19.0
Midwest	156,233	13.1	26.4	158,989	13.0
I-45 SLF LLC[1]	51,256	4.2	8.7	80,800	6.6
International	26,342	2.2	4.5	24,459	2.0
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

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
As of December 31, 2023 and March 31, 2023, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of our investments (excluding investments for which fair value is measured at net asset value ("NAV")) in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2023 and March 31, 2023 (in thousands):

		Fair Value Measurements
		at December 31, 2023 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,146,355	$—	$—	$1,146,355
Second lien loans	34,614	—	—	34,614
Subordinated debt	768	—	—	768
Preferred equity	68,644	—	—	68,644
Common equity & warrants	60,456	—	—	60,456
Investments measured at net asset value[1]	54,200	—	—	—
Total Investments	$1,365,037	$—	$—	$1,310,837

		Fair Value Measurements
		at March 31, 2023 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,000,984	$—	$—	$1,000,984
Second lien loans	35,820	—	—	35,820
Subordinated debt	791	—	—	791
Preferred equity	63,393	—	—	63,393
Common equity & warrants	54,144	—	—	54,144
Investments measured at net asset value[1]	51,256	—	—	—
Total Investments	$1,206,388	$—	$—	$1,155,132

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at NAV per share at December 31, 2023 and March 31, 2023, the redemption restrictions dictate that we cannot withdraw our membership interest without unanimous approval. We are permitted to sell or transfer our membership interest and must deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at December 31, 2023 and March 31, 2023. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	December 31, 2023	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,096,012	Discount Rate	6.4% - 53.6%	13.8%
			Third Party Broker Quote	98.9 - 98.9	98.9
	Market Approach	50,343	Cost	97.5 - 100.0	98.1
Second lien loans	Income Approach	34,614	Discount Rate	12.9% - 20.4%	16.7%
			Third Party Broker Quote	35.0 - 35.0	35.0
Subordinated debt	Market Approach	210	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	558	EBITDA Multiple	5.9x - 8.0x	6.6x
			Discount Rate	13.3% - 25.1%	17.0%
Preferred equity	Enterprise Value Waterfall Approach	65,811	EBITDA Multiple	4.1x - 16.8x	9.6x
			Discount Rate	8.7% - 29.1%	17.1%
	Market Approach	2,833	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	59,289	EBITDA Multiple	4.1x - 16.5x	9.0x
			Discount Rate	8.7% - 26.6%	16.5%
	Market Approach	1,167	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,310,837

		Fair Value at	Significant
	Valuation	March 31, 2023	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$953,918	Discount Rate	6.9% - 26.2%	13.0%
			Third Party Broker Quote	5.1 - 96.5	93.9
	Market Approach	41,923	Cost	94.1 - 98.1	97.9
	Enterprise Value Waterfall Approach	5,143	EBITDA Multiple	9.4x - 9.4x	9.4x
			Discount Rate	27.2% - 27.2%	27.2%
Second lien loans	Income Approach	32,226	Discount Rate	18.3% - 34.3%	25.1%
			Third Party Broker Quote	61.3 - 61.3	61.3
	Enterprise Value Waterfall Approach	3,594	EBITDA Multiple	9.4x - 9.4x	9.4x
			Discount Rate	27.2% - 27.2%	27.2%
Subordinated debt	Market Approach	205	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	586	EBITDA Multiple	6.0x - 7.7x	6.6x
			Discount Rate	20.2% - 25.0%	21.8%
Preferred equity	Enterprise Value Waterfall Approach	59,518	EBITDA Multiple	4.7x - 16.7x	9.8x
			Discount Rate	11.7% - 30.8%	17.1%
	Market Approach	3,875	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	53,064	EBITDA Multiple	5.5x - 18.6x	9.5x
			Discount Rate	11.4% - 36.6%	18.2%
	Market Approach	1,080	Exit Value	100.0 - 100.0	100.0
Total Level 3 Investments		$1,155,132

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three and nine months ended December 31, 2023 and 2022, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2023 and 2022 (in thousands):

	Fair Value March 31, 2023	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security[2]	Fair Value December 31, 2023	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,000,984	$(9,874)	$307,934	$(139,778)	$7,925	$(13,875)	$(6,961)	$1,146,355	$(4,920)
Second lien loans	35,820	989	187	(2,596)	214	—	—	34,614	987
Subordinated debt	791	(28)	—	(20)	25	—	—	768	(28)
Preferred equity	63,393	(5,532)	7,886	—	—	(273)	3,170	68,644	(5,430)
Common equity & warrants	54,144	622	5,757	—	—	(3,858)	3,791	60,456	390
Total Investments	$1,155,132	$(13,823)	$321,764	$(142,394)	$8,164	$(18,006)	$—	$1,310,837	$(9,001)

	Fair Value March 31, 2022	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value December 31, 2022	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$739,872	$(14,263)	$335,069	$(96,475)	$3,512	$—	$(13,715)	$954,000	$(10,201)
Second lien loans	52,645	(7,512)	2,930	(12,239)	314	(692)	—	35,446	(6,307)
Subordinated debt	1,317	(328)	385	—	65	—	(587)	852	(224)
Preferred equity	44,663	(1,253)	3,571	—	—	—	14,302	61,283	1,840
Common equity & warrants	40,514	8,670	4,320	—	—	(2,664)	—	50,840	9,853
Total Investments	$879,011	$(14,686)	$346,275	$(108,714)	$3,891	$(3,356)	$—	$1,102,421	$(5,039)

1Includes purchases of new investments, as well as discount accretion on existing investments.
2Includes $3.8 million of cost basis allocated from first lien debt to warrants.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of December 31, 2023, the Company’s asset coverage was 253%.

The Company had the following borrowings outstanding as of December 31, 2023 and March 31, 2023 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium(1)	Recorded Value
December 31, 2023
SBA Debentures	$130,000	$(3,919)	$126,081
Credit Facility	195,000	—	195,000
January 2026 Notes	140,000	(696)	139,304
October 2026 Notes	150,000	(2,116)	147,884
August 2028 Notes	71,875	(2,309)	69,566
	$686,875	$(9,040)	$677,835

March 31, 2023
SBA Debentures	$120,000	$(3,670)	$116,330
Credit Facility	235,000	—	235,000
January 2026 Notes	140,000	(949)	139,051
October 2026 Notes	150,000	(2,737)	147,263
	$645,000	$(7,356)	$637,644
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

On December 7, 2023, the Company entered into an Incremental Commitment and Assumption Agreement that increased the total commitments under the accordion feature of the Credit Agreement by $25 million, which increased total commitments from $435 million to $460 million. The $25 million increase was provided by one new lender, bringing the total bank syndicate to ten participants.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of December 31, 2023, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held by SBIC I.

At December 31, 2023, CSWC had $195.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $5.2 million and $14.5 million for the three and nine months ended December 31, 2023, respectively. For the three and nine months ended December 31, 2022, CSWC recognized interest expense of $3.9 million and $8.8 million, respectively. The weighted average interest rate on the Credit Facility was 7.88% and 7.61% and for the three and nine months ended December 31, 2023, respectively. For the three and nine months ended December 31, 2022, the weighted average interest rate on the Credit Facility was 6.02% and 4.63%, respectively. Average borrowings for the three and nine months ended December 31, 2023 were $224.7 million and $162.9 million, respectively. For the three and nine months ended December 31, 2022, average borrowings were $228.0 million and $208.6 million, respectively. As of December 31, 2023 and 2022, CSWC was in compliance with all financial covenants under the Credit Agreement.

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

As of December 31, 2023, the carrying amount, which includes unamortized debt issuance costs, of the January 2026 Notes was $139.3 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of December 31, 2023, the fair value of the January 2026 Notes was $121.2 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million and $5.0 million, respectively, for each of the three and nine months ended December 31, 2023 and 2022. For each of the three and nine months ended December 31, 2023 and 2022, average borrowings were $140.0 million.

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

As of December 31, 2023, the carrying amount, which includes unamortized debt issuance costs, of the October 2026 Notes was $147.9 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of December 31, 2023, the fair value of the October 2026 Notes was $130.5 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $1.5 million and $4.4 million for the three and nine months ended December 31, 2023, respectively. For the three and nine months ended December 31, 2022, the Company recognized interest expense of $1.4 million and $4.3 million, respectively. For each of the three and nine months ended December 31, 2023 and 2022, average borrowings were $150.0 million.

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

As of December 31, 2023, the carrying amount, which includes unamortized debt issuance costs, of the August 2028 Notes was $69.6 million on an aggregate principal amount of $71.9 million at a weighted average effective yield of 7.75%. As of December 31, 2023, the fair value of the August 2028 Notes was $73.3 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the August 2028 Notes, including amortization of deferred issuance costs, of $1.5 million and $3.3 million for the three and nine months ended December 31, 2023, respectively. Since the issuance of the August 2028 Notes on June 14, 2023 through December 31, 2023, average borrowings were $71.9 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. On December 20, 2023, SBIC I received an additional leverage commitment in the amount of $45.0 million to be issued on or prior to September 30, 2028. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company's full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of December 31, 2023, SBIC I had regulatory capital of $87.5 million and leverageable capital of $87.5 million. As of December 31, 2023, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, of which $45.0 million remains unused.

As of December 31, 2023, the carrying amount of SBA Debentures was $126.1 million on an aggregate principal amount of $130.0 million. As of December 31, 2023, the fair value of the SBA Debentures was $122.8 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC 820. The Company recognized interest expense and fees related to SBA Debentures of $1.5 million and $4.4 million for the three and nine months ended December 31, 2023, respectively. For the three and nine months ended December 31, 2022, the Company recognized interest expense of $0.9 million and $1.9 million, respectively. The weighted average interest rate on the SBA Debentures was 4.24% and 4.13% for the three and nine months ended December 31, 2023, respectively. For the three and nine months ended December 31, 2022, the weighted average interest rate on the SBA Debentures was 3.70% and 2.98%, respectively. For the three and nine months ended December 31, 2023, average borrowings were $130.0 million and $127.3 million, respectively. For the three and nine months ended December 31, 2022, average borrowings were $83.9 million and $54.1 million, respectively.

As of December 31, 2023, the Company's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	December 31, 2023
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
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

As of December 31, 2023, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

Book and tax basis differences relating to dividends and distributions to our shareholders and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP; accordingly, for the years ended December 31, 2023 and 2022, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Nine Months Ended December 31,
	2023	2022
Additional capital	$(5,277)	$(5,126)
Total distributable earnings	5,277	5,126

The determination of the tax attributes for CSWC’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, any determination made on an interim basis is forward-looking based on currently available facts, rules and assumptions and may not be representative of the actual tax attributes of distributions for a full year.

During the quarter ended December 31, 2023, CSWC declared and paid a quarterly dividend in the amount of $26.9 million, or $0.63 per share ($0.57 per share in regular dividends and $0.06 per share in supplemental dividends). During the quarter ended September 30, 2023, CSWC declared and paid a quarterly dividend in the amount of $24.8 million, or $0.62 per share ($0.56 per share in regular dividends and $0.06 per share in supplemental dividends). During the quarter ended June 30, 2023, CSWC declared and paid a quarterly dividend in the amount of $22.9 million, or $0.59 per share ($0.54 per share in regular dividends and $0.05 per share in supplemental dividends). During the quarter ended March 31, 2023, CSWC declared and paid a quarterly dividend in the amount of $20.9 million, or $0.58 per share ($0.53 per share in regular dividends and $0.05 per share in supplemental dividends).

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

The tax character of distributions paid for the tax years ended December 31, 2023 and 2022 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2023	2022
Ordinary income	$94,139	$60,960
Distributions of long term capital gains	—	—
Distributions on tax basis[1]	$94,139	$60,960
1Includes only those distributions which reduce estimated taxable income.

As of December 31, 2023, CSWC estimates that it has cumulative undistributed taxable income of approximately $22.2 million, or $0.52 per share, that will be carried forward toward distributions to be paid in future periods. We intend to continue to meet the applicable qualifications to be taxed as a RIC in future periods.

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended December 31,
Reconciliation of RIC Distributable Income[1]	2023	2022
Net increase in net assets from operations	$69,920	$14,917
Net unrealized (appreciation) depreciation on investments	(9,906)	13,989
(Expense/loss) income/gain recognized for tax on pass-through entities	(4,123)	10
(Gain) loss recognized on dispositions	(2,824)	(1,473)
Capital loss carryover[2]	24,429	14,454
Net operating (income) loss - wholly-owned subsidiary	(4,931)	1,071
Dividend income from wholly-owned subsidiary	—	1,068
Non-deductible tax expense	640	466
Loss on extinguishment of debt	(2,045)	(2,045)
Non-deductible compensation	2,772	2,443
Compensation related book/tax differences	(466)	(1,471)
Interest on non-accrual loans	3,959	2,924
Other book/tax differences	3,580	960
Estimated distributable income before deductions for distributions	$81,005	$47,313

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At December 31, 2023, the Company had long-term capital loss carryforwards of $58.0 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.

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

As of December 31, 2023, the cost of investments held at the RIC for U.S. federal income tax purposes was $1,305.8 million, with such investments having gross unrealized appreciation of $18.6 million and gross unrealized depreciation of $68.0 million, resulting in net unrealized depreciation of $49.4 million. As of December 31, 2023, the cost of investments held at the Taxable Subsidiary for U.S. federal income tax purposes was $44.4 million, with such investments having gross unrealized appreciation of $68.2 million and gross unrealized depreciation of $4.0 million, resulting in net unrealized appreciation of $64.2 million. On a consolidated basis, the total investment portfolio has net unrealized appreciation of $14.8 million for U.S. federal income tax purposes.

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of December 31, 2023 and March 31, 2023, the Taxable Subsidiary had a deferred tax liability of $10.9 million and $12.1 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of December 31, 2023 and March 31, 2023 (amounts in thousands):

	December 31, 2023	March 31, 2023
Deferred tax asset:
Net operating loss carryforwards	$159	$—
Interest	966	219
Total deferred tax asset	1,125	219
Deferred tax liabilities:
Net unrealized appreciation on investments	(10,402)	(11,413)
Net basis differences in portfolio investments	(1,648)	(923)
Total deferred tax liabilities	(12,050)	(12,336)
Total net deferred tax (liabilities) assets	$(10,925)	$(12,117)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. For the three months ended December 31, 2023, we recognized a net income tax provision of $0.9 million, principally consisting of a $0.4 million accrual for U.S. federal excise tax and a $0.5 million tax provision relating to the Taxable Subsidiary. For the nine months ended December 31, 2023, we recognized a net income tax provision of $0.6 million, principally consisting of a $0.6 million accrual for U.S. federal excise tax and a $0.1 million tax benefit relating to the Taxable Subsidiary. For the three months ended December 31, 2022, we recognized a net income tax benefit of $0.7 million, principally consisting of a $0.2 million accrual for U.S. federal excise tax and $0.9 million of tax benefit relating to the Taxable Subsidiary. For the nine months ended December 31, 2022, we recognized a net income tax benefit of $20.6 thousand, principally consisting of a $0.5 million accrual for U.S. federal excise tax and a $0.5 million tax benefit relating to the Taxable Subsidiary.

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

The following table sets forth the significant components of income tax provision as of December 31, 2023 and 2022 (amounts in thousands):

	Nine Months Ended December 31,
Components of Income Tax Provision	2023	2022
Excise tax	$590	$468
Tax (benefit) provision related to Taxable Subsidiary	(69)	(488)
Other	50	—
Total income tax provision	$571	$(20)

7.    SHAREHOLDERS' EQUITY

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended December 31,
	2023	2022
Number of shares sold	3,036,234	3,264,878
Gross proceeds received (in thousands)	$66,549	$58,324
Net proceeds received (in thousands)[1]	$65,551	$57,449
Weighted average price per share	$21.92	$17.86

	Nine Months Ended December 31,
	2023	2022
Number of shares sold	6,663,692	6,909,446
Gross proceeds received (in thousands)	$134,965	$131,990
Net proceeds received (in thousands)[1]	$132,941	$130,010
Weighted average price per share	$20.25	$19.10

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses. As of December 31, 2023 and 2022, $0.9 million and $2.7 million in proceeds remained receivable, respectively, and were included in other receivables in the Consolidated Statements of Assets and Liabilities.

Cumulative to date, the Company has sold 23,276,814 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.61, raising $479.6 million of gross proceeds. Net proceeds were $472.0 million after commissions to the sales agents on shares sold. As of December 31, 2023, the Company has $170.4 million available under the Equity ATM Program.

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

The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Three Months Ended December 31,
	2023	2022
Number of shares repurchased	6,216	19,917
Aggregate cost of shares repurchased (in thousands)	$138	$380
Weighted average price per share	$22.17	$19.09

	Nine Months Ended December 31,
	2023	2022
Number of shares repurchased	52,797	49,590
Aggregate cost of shares repurchased (in thousands)	$1,063	$1,021
Weighted average price per share	$20.13	$20.59

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and nine months ended December 31, 2023 and 2022, the Company did not repurchase any shares under the share repurchase program.

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

In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of December 31, 2023, there are 722,267 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of December 31, 2023, there were 96,695 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

During the three months ended December 31, 2023 and 2022, we recognized total share based compensation expense of $1.2 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $1.0 million (of which $0.1 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued. During the nine months ended December 31, 2023 and 2022, we recognized total share based compensation expense of $3.4 million (of which $0.2 million was related to restricted stock issued to non-employee directors) and $2.9 million (of which $0.1 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued.

As of December 31, 2023, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $9.4 million, which will be amortized over the weighted-average vesting period of approximately 2.6 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of December 31, 2023:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2023	432,711	$21.61	2.4
Granted	284,407	19.86	—
Vested	(156,755)	20.93	—
Forfeited	(1,791)	23.91	—
Unvested at December 31, 2023	558,572	$20.90	2.6

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of December 31, 2023:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2023	12,105	$20.66	0.4
Granted	11,200	—	—
Vested	(12,105)	—	—
Forfeited	—	—	—
Unvested at December 31, 2023	11,200	$22.33	0.6

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended December 31, 2023 and 2022, we made matching contributions of approximately $29.6 thousand and $28.6 thousand, respectively. During the nine months ended December 31, 2023 and 2022, we made matching contributions of approximately $171.2 thousand and $158.1 thousand, respectively.

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

The balances of unfunded debt commitments as of December 31, 2023 and March 31, 2023 were as follows (amounts in thousands):

	December 31,	March 31,
Portfolio Company	2023	2023
Revolving Loans
Acacia BuyerCo V LLC	$2,000	$2,000
Acceleration, LLC	3,050	1,300
Air Conditioning Specialist, Inc.	1,675	1,200
American Teleconferencing Services, Ltd.	—	154
ArborWorks, LLC	1,196	1,000
ATS Operating, LLC	2,000	2,000
Bond Brand Loyalty ULC	2,000	—
Catbird NYC, LLC	4,000	4,000
Cavalier Buyer, Inc.	2,000	2,000
CDC Dental Management Co., LLC	2,000	—
Central Medical Supply LLC	1,200	1,200
Damotech Inc.	3,000	—
Edge Autonomy Holdings, LLC	4,000	—
Exact Borrower, LLC	2,500	2,500
FM Sylvan, Inc.	5,000	8,000
FS Vector LLC	2,000	—
Gains Intermediate, LLC	2,500	2,500
GPT Industries, LLC	3,000	3,000
GrammaTech, Inc.	2,500	2,500
Gulf Pacific Acquisition, LLC	555	657
HH-Inspire Acquisition, Inc.	46	—
Ignite Visibility LLC	2,000	—
Institutes of Health, LLC	1,000	—
ISI Enterprises, LLC	2,000	2,000
Island Pump and Tank, LLC	1,500	1,000
ITA Holdings Group, LLC	3,525	—
Lash OpCo, LLC	202	138
LGM Pharma LLC	1,500	—
Lighting Retrofit International, LLC	2,083	2,083
Lightning Intermediate II, LLC	1,296	1,852
LKC Technologies, Inc.	2,000	—
Mako Steel LP	1,887	943
Mammoth BorrowCo, Inc.	3,750	—
Microbe Formulas LLC	1,627	1,627

	December 31,	March 31,
Portfolio Company	2023	2023
Muenster Milling Company, LLC	—	7,000
New Skinny Mixes, LLC	3,500	4,000
NinjaTrader, Inc.	2,500	2,500
NWN Parent Holdings, LLC	—	480
Opco Borrower, LLC	833	833
Outerbox, LLC	2,000	2,000
Pipeline Technique Ltd.	2,278	2,833
Pool Service Holdings, LLC	1,000	—
Roof OpCo, LLC	3,056	3,056
Roseland Management, LLC	1,700	1,425
RTIC Subsidiary Holdings LLC	1,151	548
Shearwater Research, Inc.	—	2,446
South Coast Terminals LLC	1,742	1,935
Spotlight AR, LLC	2,000	2,000
Swensons Drive-In Restaurants, LLC	1,500	—
Systec Corporation	1,000	400
Versicare Management LLC	2,500	2,500
Wall Street Prep, Inc.	1,000	1,000
Well-Foam, Inc.	4,500	4,500
Winter Services Operations, LLC	—	4,444
Total Revolving Loans	102,852	87,554
Delayed Draw Term Loans
AAC New Holdco Inc.	166	199
Acacia BuyerCo V LLC	—	2,500
Acceleration, LLC	—	5,000
Air Conditioning Specialist Inc.	750	—
Central Medical Supply LLC	1,400	1,400
CityVet, Inc.	5,000	—
Exact Borrower, LLC	—	2,500
Gains Intermediate, LLC	—	5,000
Gulf Pacific Acquisition, LLC	1,212	1,212
Ignite Visibility LLC	2,000	—
Infolinks Media Buyco, LLC	—	2,250
ITA Holdings Group, LLC	854	—
KMS, LLC	—	2,286
Mammoth BorrowCo, Inc.	2,875	—
New Skinny Mixes, LLC	3,000	3,000
NinjaTrader, Inc.	—	4,692
Pool Service Holdings, LLC	5,600	—
Versicare Management LLC	—	2,600
Winter Services Operations, LLC	—	4,444
Total Delayed Draw Term Loans	22,857	37,083

	December 31,	March 31,
Portfolio Company	2023	2023
Other
Command Group Acquisition, LLC	7,500	—
Total Other	7,500	—
Total Unfunded Debt Commitments	$133,209	$124,637

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	December 31, 2023	March 31, 2023
Unfunded Debt Commitments
Expiring during:
2024	$7,666	$31,625
2025	21,762	10,637
2026	9,777	6,712
2027	27,473	38,062
2028	35,982	35,318
2029	30,549	2,283
Total Unfunded Debt Commitments	$133,209	$124,637

The balances of unfunded equity commitments as of December 31, 2023 and March 31, 2023 were as follows (amounts in thousands):

	December 31, 2023	March 31, 2023
Unfunded Equity Commitments
Catbird NYC, LLC	$125	$125
Infolinks Media Buyco, LLC	412	412
Total Unfunded Equity Commitments	$537	$537

As of December 31, 2023, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2023, the Company had $0.6 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2024, $0.2 million expire in April 2024 and $20.4 thousand expire in August 2024. As of December 31, 2023, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

Total lease expense incurred for each of the three months ended December 31, 2023 and 2022 was $63.1 thousand. Total lease expense incurred for each of the nine months ended December 31, 2023 and 2022 was $189.2 thousand. As of both December 31, 2023 and March 31, 2023, the asset related to the operating lease was $1.8 million, respectively, and the lease liability was $2.7 million and $2.8 million, respectively. As of December 31, 2023, the remaining lease term was 8.75 years and the discount rate was 7.63%.

The following table shows future minimum payments under the Company's operating leases as of December 31, 2023 (in thousands):

Year ending March 31,	Rent Commitment
2024	$103
2025	416
2026	426
2027	436
2028	446
Thereafter	2,132
Total	$3,959

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

During each of the three and nine months ended December 31, 2023 and 2022, we did not receive any management fees from our portfolio companies. As of December 31, 2023 and March 31, 2023, we had dividends receivable from I-45 SLF LLC of $2.1 million and $1.9 million, respectively, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities. Additionally, we recognized administrative fee income from I-45 SLF LLC of $16.1 thousand and $61.5 thousand, respectively, for the three and nine months ended December 31, 2023, and $25.0 thousand and $75.0 thousand, respectively, for the three and nine months ended December 31, 2022, which was included in fee income on the Consolidated Statement of Operations.

12.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the nine months ended December 31, 2023 and 2022 (share amounts presented in thousands).

	Nine Months Ended
	December 31,
Per Share Data:	2023	2022
Investment income[1]	$3.33	$2.90
Operating expenses[1]	(1.28)	(1.26)
Income taxes[1]	(0.01)	0.00
Net investment income[1]	2.04	1.64
Net realized (loss) gain, net of tax[1]	(0.51)	(0.62)
Net unrealized appreciation (depreciation) on investments, net of tax[1]	0.25	(0.49)
Realized loss on extinguishment of debt[1]	(0.01)	—
Total increase from investment operations	1.77	0.53
Accretive effect of share issuances and repurchases	0.56	0.43
Dividends to shareholders	(1.84)	(1.70)
Issuance of restricted stock[2]	(0.13)	(0.14)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.05)	(0.01)
Share based compensation expense	0.08	0.10
Other[3]	0.01	0.18
Increase (decrease) in net asset value	0.40	(0.61)
Net asset value
Beginning of period	16.37	16.86
End of period	$16.77	$16.25

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	10.19%	10.08%
Ratio of net investment income to average net assets[4]	16.25%	13.03%
Portfolio turnover	12.23%	11.04%
Total investment return[5]	44.44%	(20.95)%
Total return based on change in NAV[6]	13.68%	6.47%

Per share market value at the end of the period	$23.70	$17.10
Weighted-average basic and diluted shares outstanding	39,611	28,304
Common shares outstanding at end of period	42,981	34,559

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

13.    SUBSEQUENT EVENTS

On January 22, 2024, the board of managers of I-45 SLF LLC approved additional capital commitments of $47.0 million to I-45 SLF LLC, which would result in an additional $37.6 million of capital commitment from the Company. The board of managers of I-45 SLF LLC also approved the dissolution and liquidation of I-45 SLF LLC and the wind up of its affairs, including distributing all of the assets of I-45 SLF LLC to the Company and Main Street Capital Corporation in accordance with their respective residual percentage. On January 24, 2024, I-45 SLF LLC paid down the full outstanding balance and terminated its credit facility.

On January 24, 2024, the Board of Directors declared a total dividend of $0.63 per share, comprised of a regular dividend of $0.57 and a supplemental dividend of $0.06, for the quarter ending March 31, 2024. The record date for the dividend is March 15, 2024. The payment date for the dividend is March 29, 2024.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	December 31, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2023
Control Investments
I-45 SLF LLC	80% LLC equity interest	$—	$6,439	$51,256	$—	$—	$—	$2,944	$54,200
Total Control Investments		$—	$6,439	$51,256	$—	$—	$—	$2,944	$54,200

Affiliate Investments
Air Conditioning Specialists, Inc.	Revolving Loan	$825	$70	$800	$605	$(575)	$15	$(20)	$825
	First Lien	24,469	2,210	27,438	11,066	(13,935)	175	(275)	24,469
	1,006,045.85 Preferred Units	—	—	1,202	534	—	—	1,013	2,749
ArborWorks, LLC	Revolving Loan	806	14	—	806	—	—	—	806
	First Lien	3,030	56	—	3,030	—	—	—	3,030
	100 Class A Units	—	—	—	—	—	—	5	5
	13,898.32 Class A-1 Preferred Units	—	—	—	3,170	—	—	—	3,170
	13,898.32 Class B-1 Preferred Units	—	—	—	—	—	—	—	—
	1,666.67 Class A-1 Common Units	—	—	—	—	—	—	—	—
Catbird NYC, LLC	Revolving Loan	—	69	—	1,512	(1,500)	—	(12)	—
	First Lien	15,200	1,487	15,500	46	(300)	—	(46)	15,200
	1,000,000 Class A Units	—	6	1,658	—	—	—	—	1,658
	500,000 Class B Units	—	1	714	—	—	—	—	714
Central Medical Supply LLC	Revolving Loan	300	44	296	4	—	—	—	300
	First Lien	7,526	889	7,402	51	—	—	73	7,526
	Delayed Draw Term Loan	100	21	99	5	—	—	(4)	100
	2,620,670 Preferred Units	—	—	357	248	—	—	755	1,360
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	60	3,215	—	(3,402)	1,902	(1,715)	—

Portfolio Company	Type of Investment (1)	December 31, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2023
Delphi Intermediate Healthco LLC	First Lien	—	—	—	—	—	(1,649)	1,649	—
	First Lien	—	—	—	—	—	(1,829)	1,829	—
	Protective Advance	—	—	—	—	—	(1,448)	1,448	—
	1,681.04 Common Units	—	—	—	—	—	(3,615)	3,615	—
Dynamic Communities, LLC	First Lien - Term Loan A	4,141	297	3,823	297	—	—	20	4,140
	First Lien - Term Loan B	4,226	359	3,843	359	—	—	24	4,226
	250,000 Class A Preferred units	—	—	625	—	—	—	(308)	317
	5,435,211.03 Class B Preferred units	—	—	2,218	—	—	—	(2,218)	—
	255,984.22 Class C Preferred units	—	—	—	—	—	—	—	—
	2,500,000 Common units	—	—	—	—	—	—	—	—
GPT Industries, LLC	Revolving Loan	—	20	—	9	—	—	(9)	—
	First lien	6,039	658	6,030	15	(111)	—	105	6,039
	1,000,000 Class A Preferred Units	—	—	1,000	—	—	—	469	1,469
GrammaTech, Inc.	Revolving Loan	—	7	—	7	—	—	(7)	—
	First Lien	2,000	736	10,031	19	(8,031)	39	(58)	2,000
	1,000 Class A units	—	—	—	—	—	—	—	—
	360.06 Class A-1 units	—	—	372	—	—	—	(372)	—
ITA Holdings Group, LLC	Revolving Loan	—	282	7,014	(30)	(7,005)	—	21	—
	First Lien - Term Loan	—	282	10,114	6	(10,145)	—	25	—
	First Lien - Term Loan B	—	189	5,068	17	(5,073)	—	(12)	—
	First Lien - PIK Note A	—	88	3,255	168	(3,427)	—	4	—
	First Lien - PIK Note B	—	3	128	6	(134)	—	—	—
	First Lien - Term Loan	12,966	1,278	—	11,013	—	—	1,953	12,966
	First Lien - Term Loan B	12,966	1,409	—	11,005	—	—	1,961	12,966
	Delayed Draw Term Loan - A	1,058	46	—	1,034	—	—	24	1,058

Portfolio Company	Type of Investment (1)	December 31, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2023
	Delayed Draw Term Loan - B	1,058	52	—	1,034	—	—	24	1,058
	Warrants	—	—	4,046	—	—	—	(41)	4,005
	Warrants	—	—	—	3,791	—	—	78	3,869
	9.25% Class A membership interest	—	120	4,348	—	—	—	(1,974)	2,374
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	—	8	—	—	—	—	—	—
	First Lien	5,104	294	5,143	—	(39)	—	(138)	4,966
	Second Lien	5,208	—	3,594	—	—	—	1,323	4,917
	208,333.3333 Series A Preferred units	—	—	—	—	—	—	—	—
	203,124.9999 Common units	—	—	—	—	—	—	—	—
Outerbox, LLC	Revolving Loan	—	8	—	5	—	—	(5)	—
	First Lien	14,625	1,392	14,552	30	—	—	(59)	14,523
	6,308.2584 Class A common units	—	—	773	—	—	—	(192)	581
Pool Service Partners, Inc.	Revolving Loan	—	—	—	(20)	—	—	20	—
	First Lien	5,000	20	—	4,900	—	—	—	4,900
	Delayed Draw Term Loan	—	1	—	(83)	—	—	83	—
	10,000 Common units	—	—	—	1,000	—	—	—	1,000
Roseland Management, LLC	Revolving Loan	300	51	555	9	(275)	—	11	300
	First Lien	14,942	1,410	14,524	19	(109)	—	508	14,942
	3,364 Class A-2 Units	—	—	694	—	—	—	93	787
	1,100 Class A-1 units	—	—	161	—	—	—	30	191
	16,084 Class A units	—	—	422	—	—	—	445	867
Sonobi, Inc.	500,000 Class A Common units	—	—	1,749	—	—	—	553	2,302
STATinMED, LLC	First Lien	7,560	276	7,288	272	—	—	(1,431)	6,129
	Delayed Draw Term Loan	—	1	122	2	(124)	1	(1)	—
	4,718.62 Class A Preferred Units	—	—	3,767	—	—	—	(3,767)	—
	39,097.96 Class B Preferred Units	—	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (1)	December 31, 2023 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2023
Student Resource Center LLC	First Lien	9,644	590	8,720	776	—	—	(1,009)	8,487
	10,502,487.46 Preferred units	—	—	5,845	—	—	—	(3,186)	2,659
	2,000,000 Preferred units	—	—	—	—	—	—	—	—
Total Affiliate Investments		$159,093	$14,804	$188,505	$56,737	$(54,185)	$(6,409)	$1,302	$185,950
Total Control & Affiliate Investments		$159,093	$21,243	$239,761	$56,737	$(54,185)	$(6,409)	$4,246	$240,150

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the nine months ended December 31, 2023 and 2022, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.84% and 1.89%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2023 and March 31, 2023, our investment portfolio at fair value represented approximately 95.5% and 95.9% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — Fair Value Measurements in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

As of March 31, 2023, our Board of Directors was responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Beginning as of the fiscal quarter ended June 30, 2023, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee comprised of certain officers of the Company (the "Valuation Committee") as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. Our Valuation Committee and the Board of Directors believe that our investment portfolio as of December 31, 2023 and March 31, 2023, respectively, reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2023, investments on non-accrual status represented approximately 2.2% of our total investment portfolio's fair value and approximately 2.8% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost.

Recently Issued Accounting Standards

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company does not anticipate the new standard will have a material impact on its consolidated financial statements or its disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which was issued to enhance the transparency and decision usefulness of income tax disclosures, including an annual requirement to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The new guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosure.

INVESTMENT PORTFOLIO COMPOSITION

The total value of our investment portfolio was $1,365.0 million as of December 31, 2023, as compared to $1,206.4 million as of March 31, 2023. As of December 31, 2023, we had investments in 96 portfolio companies with an aggregate cost of $1,369.9 million. As of March 31, 2023, we had investments in 86 portfolio companies with an aggregate cost of $1,220.2 million.

As of December 31, 2023 and March 31, 2023, approximately $1,147.7 million, or 97.1%, and $1,002.9 million, or 96.7%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 100.0% were subject to contractual minimum interest rates. As of December 31, 2023 and March 31, 2023, the weighted average contractual minimum interest rate is 1.28% and 1.15%, respectively. As of December 31, 2023 and March 31, 2023, approximately $34.0 million, or 2.9%, and $34.7 million, or 3.3%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in portfolio companies as of December 31, 2023 and March 31, 2023 (excluding our investment in I-45 SLF LLC):

	December 31, 2023	March 31, 2023
	(dollars in thousands)
Number of portfolio companies (a)	95	85
Fair value	$1,310,837	$1,155,132
Cost	$1,289,106	$1,139,352
% of portfolio at fair value - debt	90.2%	89.8%
% of portfolio at fair value - equity	9.8%	10.2%
% of investments at fair value secured by first lien	87.5%	86.7%
Weighted average annual effective yield on debt investments (b)	13.5%	12.8%
Weighted average annual effective yield on total investments (c)	13.7%	12.1%
Weighted average EBITDA (d)	$19,121	$21,049
Weighted average leverage through CSWC security (e)	3.6x	4.0x

(a)At December 31, 2023 and March 31, 2023, we had equity ownership in approximately 65.3% and 62.4%, respectively, of our investments.
(b)The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of December 31, 2023 and March 31, 2023, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of December 31, 2023, investments on non-accrual status represented approximately 2.2% of our total investment portfolio's fair value and approximately 2.8% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)The weighted average annual effective yields on total investments were calculated by dividing total investment income, exclusive of non-recurring fees, by average total investments at fair value.
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the three months ended December 31, 2023, 11 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2023, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the three months ended December 31, 2023, 11 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2023, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of December 31, 2023 and March 31, 2023:

	As of December 31, 2023
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$181,962	15.4%
2	940,258	79.6
3	59,516	5.0
4	—	—
Total	$1,181,736	100.0%

	As of March 31, 2023
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$153,118	14.8%
2	839,456	80.9
3	44,726	4.3
4	295	0.0
Total	$1,037,595	100.0%

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

As of December 31, 2023, investments on non-accrual status represented approximately 2.2% of our total investment portfolio's fair value and approximately 2.8% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost.

Investment Activity

During the nine months ended December 31, 2023, we made new debt investments totaling $192.1 million, follow-on debt investments totaling $84.7 million, and equity investments totaling $13.6 million. We received contractual principal repayments totaling approximately $42.6 million and full prepayments of approximately $79.7 million. We funded $27.4 million on revolving loans and received $20.1 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $18.0 million.

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
Total portfolio investment activity for the nine months ended December 31, 2023 and 2022 was as follows (dollars in thousands):

Nine months ended December 31, 2023	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$1,000,984	$35,820	$791	$117,537	$51,256	$1,206,388
New investments	304,210	—	—	13,643	—	317,853
Proceeds from sales of investments	(13,875)	—	—	(4,131)	—	(18,006)
Principal repayments received	(139,778)	(2,596)	(20)	—	—	(142,394)
Conversion/exchange of security[1]	(6,961)	—	—	6,961	—	—
PIK interest earned	7,925	214	25	—	—	8,164
Accretion of loan discounts	3,724	187	—	—	—	3,911
Realized (loss) gain	(17,917)	3	—	(1,859)	—	(19,773)
Unrealized gain (loss)	8,043	986	(28)	(3,051)	2,944	8,894
Fair value, end of period	$1,146,355	$34,614	$768	$129,100	$54,200	$1,365,037
1Includes $3.8 million of cost basis allocated from first lien debt to warrants.

Nine months ended December 31, 2022	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF, LLC	Total
Fair value, beginning of period	$739,872	$52,645	$1,317	$85,177	$57,603	$936,614
New investments	332,391	2,735	385	7,891	—	343,402
Proceeds from sales of investments	—	(692)	—	(2,664)	—	(3,356)
Principal repayments received	(96,475)	(12,239)	—	—	—	(108,714)
Conversion of security	(13,715)	—	(587)	14,302	—	—
PIK interest earned	3,512	314	65	—	—	3,891
Accretion of loan discounts	2,678	195	—	—	—	2,873
Realized (loss) gain	(5,083)	(2,240)	(104)	(9,260)	—	(16,687)
Unrealized (loss) gain	(9,180)	(5,272)	(224)	16,677	(9,978)	(7,977)
Fair value, end of period	$954,000	$35,446	$852	$112,123	$47,625	$1,150,046

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of four elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized (loss) gain on investments, net of tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized (depreciation) appreciation on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with the stated cost. The “Net realized (loss) gain on investments before income tax” and “Net unrealized appreciation (depreciation) on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized loss on extinguishment of debt”, which is the acceleration of unamortized deferred fees associated with amendments to the Credit Facility that trigger a debt extinguishment or, in relation to notes payable, the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs and any "make-whole" premium payable at the time of the debt extinguishment .

Comparison of three months ended December 31, 2023 and December 31, 2022

	Three Months Ended
	December 31,		Net Change
	2023	2022	Amount	%
	(in thousands)
Total investment income	$48,566	$32,766	$15,800	48.2%
Interest expense	(11,473)	(7,937)	(3,536)	44.6%
Other operating expenses	(7,327)	(6,150)	(1,177)	19.1%
Income before taxes	29,766	18,679	11,087	59.4%
Income tax provision (benefit)	907	(746)	1,653	221.6%
Net investment income	28,859	19,425	9,434	48.6%
Net realized (loss) gain on investments, net of tax	(7,842)	(11,086)	3,244	29.3%
Net unrealized appreciation (depreciation) on investments, net of tax	2,467	(5,390)	7,857	145.8%
Net increase (decrease) in net assets from operations	$23,484	$2,949	$20,535	696.3%

Investment Income

Total investment income consisted of interest income, dividend income, fee income and other income for each applicable period. For the three months ended December 31, 2023, we reported investment income of $48.6 million, a $15.8 million, or 48.2%, increase as compared to the three months ended December 31, 2022. The increase was primarily due to a $12.8 million increase in interest income generated from our debt investments due to an 18.3% increase in the cost basis of debt investments held by us from $1,013.4 million to $1,198.5 million year-over-year and an increase in weighted average yield on debt investments. The increase in weighted average yield was primarily due to rising benchmark interest rates year-over-year. Additionally, dividend income increased $2.3 million year-over-year due to an increase in distributions received from portfolio companies.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended December 31, 2023, our total interest expense was $11.5 million, an increase of $3.5 million, as compared to the total interest expense of $7.9 million for the three months ended December 31, 2022. The increase was primarily attributable to an increase in average borrowings outstanding and an increase in the weighted average interest rate on our total debt from 4.69% to 5.60% for the three months ended December 31, 2022 and December 31, 2023, respectively. This increase in the weighted average interest rate was primarily due to an increase to the base rate on our Credit Facility (as defined below) and the issuance of the August 2028 Notes.

Salaries, General and Administrative Expenses

For the three months ended December 31, 2023, our total employee compensation expense (including both cash and share-based compensation) increased by $0.7 million, or 16.8%, as compared to the total employee compensation expense for the three months ended December 31, 2022. The increase was primarily due to an increase in accrued bonus compensation based on the Company's projected performance compared to its plan. For the three months ended December 31, 2023, our total general and administrative expense was $2.2 million, an increase of $0.4 million or 24.9%, as compared to the total general and administrative expense of $1.8 million for the three months ended December 31, 2022. The increase was attributable to $0.2 million in costs incurred during the three months ended December 31, 2023 associated with a special meeting of shareholders held on October 11, 2023, as well as $0.2 million of individually immaterial increases across several general operating expenses.

Net Investment Income
For the three months ended December 31, 2023, income before taxes increased by $11.1 million, or 59.4%. Net investment income increased from the prior year period by $9.4 million, or 48.6%, to $28.9 million as a result of a $15.8 million increase in total investment income, partially offset by a $3.5 million increase in interest expense and a $1.7 million increase in income tax provision.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $7.8 million for the three months ended December 31, 2023:

	Three Months Ended December 31, 2023
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$1,008	$244	$(9,054)	$94	$(7,708)
Equity	(44)	—	—	(90)	(134)
Total net realized gain (loss)	$964	$244	$(9,054)	$4	$(7,842)
(1)Included in other is a $7.0 thousand income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $11.1 million for the three months ended December 31, 2022:

	Three Months Ended December 31, 2022
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$43	$128	$(6,773)	$5	$(6,597)
Equity	(401)	—	(4,000)	(88)	(4,489)
Total net realized (loss) gain	$(358)	$128	$(10,773)	$(83)	$(11,086)
(1)Included in other is a $0.1 million income tax benefit related to realized losses on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $2.5 million for the three months ended December 31, 2023 (amounts in thousands):

	Three Months Ended December 31, 2023
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$7,998	$89	$—	$8,087
Net unrealized (depreciation) appreciation relating to portfolio investments	(5,870)	(529)[1]	779	(5,620)
Total net unrealized appreciation (depreciation) on investments	$2,128	$(440)	$779	$2,467
1Includes a deferred tax expense of $0.1 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized appreciation on investments of $5.4 million for the three months ended December 31, 2022 (amounts in thousands):

	Three Months Ended December 31, 2022
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$6,146	$3,926	$—	$10,072
Net unrealized (depreciation) appreciation relating to portfolio investments	(8,068)	(4,121)[1]	(3,273)	(15,462)
Total net unrealized (depreciation) appreciation on investments	$(1,922)	$(195)	$(3,273)	$(5,390)
1 Includes a deferred tax provision of $3.4 million associated with the Taxable Subsidiary.

Comparison of nine months ended December 31, 2023 and December 31, 2022

	Nine Months Ended
	December 31,		Net Change
	2023	2022	Amount	%
	(in thousands)
Total investment income	$131,704	$82,108	$49,596	60.4%
Interest expense	(31,635)	(20,050)	(11,585)	57.8%
Other operating expenses	(18,889)	(15,771)	(3,118)	19.8%
Income before taxes	81,180	46,287	34,893	75.4%
Income tax provision (benefit)	571	(20)	591	2,955.0%
Net investment income	80,609	46,307	34,302	74.1%
Net realized (loss) gain on investments, net of tax	(20,234)	(17,401)	(2,833)	(16.3)%
Net unrealized appreciation (depreciation) on investments, net of tax	9,906	(13,989)	23,895	170.8%
Realized loss on extinguishment of debt	(361)	—	(361)	100.0%
Net increase in net assets from operations	$69,920	$14,917	$55,003	368.7%

Investment Income

Total investment income consisted of interest income, dividend income, fee income and other income for each applicable period. For the nine months ended December 31, 2023, we reported investment income of $131.7 million, a $49.6 million, or 60.4%, increase as compared to the nine months ended December 31, 2022. The increase was primarily due to a $46.3 million increase in interest income generated from our debt investments due to an 18.3% increase in the cost basis of debt investments held by us from $1,013.4 million to $1,198.5 million year-over-year and an increase in weighted average yield on debt investments. The increase in weighted average yield was primarily due to rising benchmark interest rates year-over-year. Additionally, dividend income increased $2.8 million year-over-year due to an increase in distributions received from portfolio companies.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the nine months ended December 31, 2023, our total interest expense was $31.6 million, an increase of $11.6 million, as compared to the total interest expense of $20.1 million for the nine months ended December 31, 2022. The increase was primarily attributable to an increase in average borrowings outstanding and an increase in the weighted average interest rate on our total debt from 4.05% to 5.40% for the nine months ended December 31, 2022 and December 31, 2023, respectively. The increase in the weighted average interest rate was primarily due to an increase to the base rate on our Credit Facility and the issuance of the August 2028 Notes.

Salaries, General and Administrative Expenses

For the nine months ended December 31, 2023, our total employee compensation expense (including both cash and share-based compensation) increased by $2.1 million, or 20.9%, as compared to the total employee compensation expense for the nine months ended December 31, 2022. The increase was primarily due to an increase in accrued bonus compensation based on the Company's projected performance compared to its plan. For the nine months ended December 31, 2023, our total general and administrative expense was $6.7 million, an increase of $1.0 million, or 17.8%, as compared to the total general and administrative expense of $5.7 million for the nine months ended December 31, 2022. The increase was primarily attributable to an increase in costs associated with holding a special meeting of shareholders, an increase in insurance costs and an increase in expenses related to the Company's new office space.

Net Investment Income

For the nine months ended December 31, 2023, income before taxes increased by $34.9 million, or 75.4%. Net investment income increased from the prior year period by $34.3 million, or 74.1%, to $80.6 million as a result of a $49.6 million increase in total investment income, partially offset by a $11.6 million increase in interest expense and a $0.6 million increase in income tax provision.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $20.2 million for the nine months ended December 31, 2023:

	Nine Months Ended December 31, 2023
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(5,019)	$769	$(13,998)	$117	$(18,131)
Equity	1,858	—	(3,615)	(346)	(2,103)
Total net realized (loss) gain	$(3,161)	$769	$(17,613)	$(229)	$(20,234)
(1)Included in other is a $0.3 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $17.4 million for the nine months ended December 31, 2022:

	Nine Months Ended December 31, 2022
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(1,222)	$308	$(6,984)	$188	$(7,710)
Equity	851	—	(10,107)	(435)	(9,691)
Total net realized (loss) gain	$(371)	$308	$(17,091)	$(247)	$(17,401)
(1)Included in other is a $0.3 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized appreciation on investments of $9.9 million for the nine months ended December 31, 2023 (amounts in thousands):

	Nine Months Ended December 31, 2023
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains) losses recognized during the current period	$18,421	$1,988	$—	$20,409
Net unrealized (depreciation) appreciation relating to portfolio investments	(9,419)	(4,028)[1]	2,944	(10,503)
Total net unrealized appreciation (depreciation) on investments	$9,002	$(2,040)	$2,944	$9,906
1Includes a deferred tax benefit of $1.0 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized depreciation on investments of $14.0 million for the nine months ended December 31, 2022 (amounts in thousands):

	Nine Months Ended December 31, 2022
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$7,909	$8,776	$—	$16,685
Net unrealized (depreciation) appreciation relating to portfolio investments	(22,585)	1,889[1]	(9,978)	(30,674)
Total net unrealized (depreciation) appreciation on investments	$(14,676)	$10,665	$(9,978)	$(13,989)
1 Includes a deferred tax provision of $6.0 million associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the nine months ended December 31, 2023, we recognized a loss on extinguishment of debt of $0.4 million due to two non-extending lenders in connection with the Credit Agreement entered into on August 2, 2023. During the nine months ended December 31, 2022, we did not recognize any loss on extinguishment of debt.

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

Cash Flows

For the nine months ended December 31, 2023, we experienced a net increase in cash and cash equivalents in the amount of $2.0 million. During the foregoing period, our operating activities used $86.4 million in cash, consisting primarily of new portfolio investments of $317.9 million, partially offset by $154.5 million from sales and repayments received from debt investments in portfolio companies and $4.1 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities provided cash of $88.4 million, consisting primarily of net proceeds from the issuance of the August 2028 Notes (as defined below) of $69.7 million, net proceeds from the Equity ATM Program of $132.9 million, and net proceeds from the issuance of SBA Debentures of $9.8 million, partially offset by cash dividends paid in the amount of $74.5 million and net repayments on our Credit Facility of $40.0 million. At December 31, 2023, the Company had cash and cash equivalents of approximately $23.6 million.

For the nine months ended December 31, 2022, we experienced a net increase in cash and cash equivalents in the amount of $10.3 million. During that period, our operating activities used $193.6 million in cash, consisting primarily of new portfolio investments of $343.4 million, partially offset by $106.6 million from sales and repayments received from debt investments in portfolio companies and $2.7 million from sales and return of capital of equity investments in portfolio companies. In addition, our financing activities provided cash of $204.1 million, consisting primarily of net proceeds from the Equity ATM Program of $130.1 million, net proceeds from an underwritten equity offering of $44.1 million, net proceeds from the issuance of SBA debentures of $62.4 million and net borrowings on our Credit Facility of $20.0 million, partially offset by cash dividends paid in the amount of $50.2 million. At December 31, 2022, the Company had cash and cash equivalents of approximately $21.7 million.

Financing Transactions

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of December 31, 2023, the Company’s asset coverage was 253%.

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

On December 7, 2023, the Company entered into an Incremental Commitment and Assumption Agreement that increased the total commitments under the accordion feature of the Credit Agreement by $25 million, which increased total commitments from $435 million to $460 million. The $25 million increase was provided by one new lender, bringing the total bank syndicate to ten participants.

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

The Credit Facility is secured by (1) substantially all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in the Company’s wholly-owned subsidiary. As of December 31, 2023, substantially all of the Company’s assets were pledged as collateral for the Credit Facility, except for assets held by SBIC I.

At December 31, 2023, CSWC had $195.0 million in borrowings outstanding under the Credit Facility. CSWC recognized interest expense related to the Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $5.2 million and $14.5 million for the three and nine months ended December 31, 2023, respectively. For the three and nine months ended December 31, 2022, CSWC recognized interest expense of $3.9 million and $8.8 million, respectively. The weighted average interest rate on the Credit Facility was 7.88% and 7.61% and for the three and nine months ended December 31, 2023, respectively. For the three and nine months ended December 31, 2022, the weighted average interest rate on the Credit Facility was 6.02% and 4.63%, respectively. Average borrowings for the three and nine months ended December 31, 2023 were $224.7 million and $162.9 million, respectively. For the three and nine months ended December 31, 2022, average borrowings were $228.0 million and $208.6 million, respectively. As of December 31, 2023 and 2022, CSWC was in compliance with all financial covenants under the Credit Agreement.

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

As of December 31, 2023, the carrying amount, which includes unamortized debt issuance costs, of the January 2026 Notes was $139.3 million on an aggregate principal amount of $140.0 million at a weighted average effective yield of 4.46%. As of December 31, 2023, the fair value of the January 2026 Notes was $121.2 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the January 2026 Notes, including amortization of deferred issuance costs, of $1.7 million and $5.0 million, respectively, for each of the three and nine months ended December 31, 2023 and 2022. For each of the three and nine months ended December 31, 2023 and 2022, average borrowings were $140.0 million.

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

As of December 31, 2023, the carrying amount, which includes unamortized debt issuance costs, of the October 2026 Notes was $147.9 million on an aggregate principal amount of $150.0 million at a weighted average effective yield of 3.5%. As of December 31, 2023, the fair value of the October 2026 Notes was $130.5 million. This is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The Company recognized interest expense related to the October 2026 Notes, including amortization of deferred issuance costs, of $1.5 million and $4.4 million for the three and nine months ended December 31, 2023, respectively. For the three and nine months ended December 31, 2022, the Company recognized interest expense of $1.4 million and $4.3 million, respectively. For each of the three and nine months ended December 31, 2023 and 2022, average borrowings were $150.0 million.

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

As of December 31, 2023, the carrying amount, which includes unamortized debt issuance costs, of the August 2028 Notes was $69.6 million on an aggregate principal amount of $71.9 million at a weighted average effective yield of 7.75%. As of December 31, 2023, the fair value of the August 2028 Notes was $73.3 million. The fair value is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The Company recognized interest expense related to the August 2028 Notes, including amortization of deferred issuance costs, of $1.5 million and $3.3 million for the three and nine months ended December 31, 2023, respectively. Since the issuance of the August 2028 Notes on June 14, 2023 through December 31, 2023, average borrowings were $71.9 million.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. On December 20, 2023, SBIC I received an additional leverage commitment in the amount of $45.0 million to be issued on or prior to September 30, 2028. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of December 31, 2023, SBIC I had regulatory capital of $87.5 million and leverageable capital of $87.5 million. As of December 31, 2023, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, of which $45.0 million remains unused.

As of December 31, 2023, the carrying amount of SBA Debentures was $126.1 million on an aggregate principal amount of $130.0 million. As of December 31, 2023, the fair value of the SBA Debentures was $122.8 million. The fair value of the SBA Debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA Debentures, which are Level 3 inputs under ASC 820. The Company recognized interest expense and fees related to SBA Debentures of $1.5 million and $4.4 million for the three and nine months ended December 31, 2023, respectively. For the three and nine months ended December 31, 2022, the Company recognized interest expense of $0.9 million and $1.9 million, respectively. The weighted average interest rate on the SBA Debentures was 4.24% and 4.13% for the three and nine months ended December

31, 2023, respectively. For the three and nine months ended December 31, 2022, the weighted average interest rate on the SBA Debentures was 3.70% and 2.98%, respectively. For the three and nine months ended December 31, 2023, average borrowings were $130.0 million and $127.3 million, respectively. For the three and nine months ended December 31, 2022, average borrowings were $83.9 million and $54.1 million, respectively.

As of December 31, 2023, the Company's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	December 31, 2023
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended December 31,
	2023	2022
Number of shares sold	3,036,234	3,264,878
Gross proceeds received (in thousands)	$66,549	$58,324
Net proceeds received (in thousands)[1]	$65,551	$57,449
Weighted average price per share	$21.92	$17.86

	Nine Months Ended December 31,
	2023	2022
Number of shares sold	6,663,692	6,909,446
Gross proceeds received (in thousands)	$134,965	$131,990
Net proceeds received (in thousands)[1]	$132,941	$130,010
Weighted average price per share	$20.25	$19.10

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses. As of December 31, 2023 and 2022, $0.9 million and $2.7 million in proceeds remained receivable, respectively, and were included in other receivables in the Consolidated Statements of Assets and Liabilities.

Cumulative to date, the Company has sold 23,276,814 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.61, raising $479.6 million of gross proceeds. Net proceeds were $472.0 million after commissions to the sales agents on shares sold. As of December 31, 2023, the Company has $170.4 million available under the Equity ATM Program.

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and nine months ended December 31, 2023 and 2022, the Company did not repurchase any shares under the share repurchase program.

On April 26, 2023, the Board of Directors approved the cancellation of 2,339,512 shares of treasury stock, which increased authorized and unissued shares by the same amount.

Contractual Obligations

As shown below, we had the following contractual obligations as of December 31, 2023. For information on our unfunded investment commitments, see Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$3,960	$414	$858	$898	$1,790
Credit Facility (1)	266,461	15,615	31,144	219,702	—
January 2026 Notes (2)	155,750	6,300	149,450	—	—
October 2026 Notes (2)	165,187	5,062	160,125	—	—
August 2028 Notes (2)	98,334	5,570	11,141	81,623	—
	$689,692	$32,961	$352,718	$302,223	$1,790

(1)Amounts include interest payments calculated at an average rate of 7.88% of outstanding borrowings under the Credit Facility, which were $195.0 million as of December 31, 2023.
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

At December 31, 2023 and March 31, 2023, we had a total of approximately $133.7 million and $125.2 million, respectively, in currently unfunded commitments (as discussed in Note 10 - Commitments and Contingencies to the Consolidated Financial Statements). As of December 31, 2023, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2023, we had $0.6 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2024, $0.2 million expire in April 2024 and $20.4 thousand expire in August 2024. As of December 31, 2023, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of December 31, 2023, the Company had cash and cash equivalents of $23.6 million and $264.4 million in available borrowings under the Credit Facility.

RECENT DEVELOPMENTS

On January 22, 2024, the board of managers of I-45 SLF LLC approved additional capital commitments of $47.0 million to I-45 SLF LLC, which would result in an additional $37.6 million of capital commitment from the Company. The board of managers of I-45 SLF LLC also approved the dissolution and liquidation of I-45 SLF LLC and the wind up of its affairs, including distributing all of the assets of I-45 SLF LLC to the Company and Main Street Capital Corporation in

accordance with their respective residual percentage. On January 24, 2024, I-45 SLF LLC paid down the full outstanding balance and terminated its credit facility.

On January 24, 2024, the Board of Directors declared a total dividend of $0.63 per share, comprised of a regular dividend of $0.57 and a supplemental dividend of $0.06, for the quarter ending March 31, 2024. The record date for the dividend is March 15, 2024. The payment date for the dividend is March 29, 2024.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk. Market risk includes risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy; overall market changes, including an increase in market volatility; interest rate volatility, including rising interest rates; inflationary pressures; legislative reform; and local, regional, national or geopolitical, social or economic instability.

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including the replacement of LIBOR with alternate rates and a rising interest rate environment, to the extent our debt investments include floating interest rates. As of December 31, 2023, our portfolio is comprised entirely of floating rate investments that utilize SOFR.

Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it may consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely lead to a decrease in interest rates. Alternatively, a prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Item 1A. Risk Factors "The alternate reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions" for more information.

Our interest expenses also will be affected by changes in the published SOFR rate in connection with our Credit Facility. The interest rates on the October 2026 Notes, the January 2026 Notes, the August 2028 Notes and the SBA Debentures are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2023, we were not a party to any hedging arrangements.

As of December 31, 2023, approximately 97.1% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Our Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments and borrowings as of December 31, 2023.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(200 bps)	$(20,147)	$(0.47)
(150 bps)	(15,110)	(0.35)
(100 bps)	(10,073)	(0.23)
(50 bps)	(5,037)	(0.12)
50 bps	5,037	0.12

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of December 31, 2023.

During the three months ended December 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended December 31, 2023, the Company did not repurchase any shares under the share repurchase program.

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

3.2	Certificate of Amendment to the Articles of Incorporation, dated August 1, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 814-00061) filed on August 1, 2019).
3.3	Certificate of Amendment to the Articles of Incorporation, dated October 11, 2023 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 16, 2023).
3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).
3.5	Amendment to Second Amended and Restated Bylaws of Capital Southwest Corporation (Incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 814-00061) filed April 25, 2019).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 811-01056) filed on June 14, 2002).
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
10.1
Incremental Commitment and Assumption Agreement dated December 7, 2023 among Capital Southwest Corporation, as borrower, Capital Southwest Equity Investments, Inc, as a Subsidiary Guarantor, the Assuming Lender Party Hereto, as Assuming Lender and Extending Lender, and ING Capital LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on 8-K filed on December 7, 2023).

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

CAPITAL SOUTHWEST CORPORATION

January 30, 2024	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

January 30, 2024	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer